Form 10-K
period 2017-12-31
ADT Inc.
filed 2018-03-15
CIK 1703056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2017
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________
Commission File Number: 001-38352

ADT Inc.
(Exact name of registrant as specified in its charter)

Delaware	47-4116383
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1501 Yamato Road
Boca Raton, Florida 33431
(561) 322-7235
(Address of principal executive offices, including zip code, Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐   No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐   No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐   No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock, $0.01 par value, was 749,131,653 (excluding 17,767,101 unvested shares of common stock) as of March 8, 2018.

TABLE OF CONTENTS

		Page

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS		1

Part I
ITEM 1.	BUSINESS	2
ITEM 1A.	RISK FACTORS	9
ITEM 1B.	UNRESOLVED STAFF COMMENTS	33
ITEM 2.	PROPERTIES	33
ITEM 3.	LEGAL PROCEEDINGS	33
ITEM 4.	MINE SAFETY DISCLOSURES	34

Part II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES	34
ITEM 6.	SELECTED FINANCIAL DATA	36
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS; AND SUPPLEMENTAL MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	38
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	66
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	66
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	66
ITEM 9A.	CONTROLS AND PROCEDURES	67
ITEM 9B.	OTHER INFORMATION	67

Part III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	68
ITEM 11.	EXECUTIVE COMPENSATION	74
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	99
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	101
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	103

Part IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	104
ITEM 16.	FORM 10-K SUMMARY	107
SIGNATURES		108

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This annual report (“Annual Report”) contains certain information that may constitute “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that all statements contained in this report that are not clearly historical in nature, including statements regarding anticipated financial performance, management’s plans and objectives for future operations, business prospects, market conditions, and other matters are forward-looking. Forward-looking statements are contained principally in the sections of this report entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Without limiting the generality of the preceding sentence, any time we use the words “expects,” “intends,” “will,” “anticipates,” “believes,” “confident,” “continue,” “propose,” “seeks,” “could,” “may,” “should,” “estimates,” “forecasts,” “might,” “goals,” “objectives,” “targets,” “planned,” “projects,” and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking.
Forward-looking information involves risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such statements, including without limitation, the risks and uncertainties disclosed in Item 1.A of this report under the heading “Risk Factors.” Therefore, caution should be taken not to place undue reliance on any such forward-looking statements. Much of the information in this report that looks toward future performance of our Company is based on various factors and important assumptions about future events that may or may not actually occur. As a result, our operations and financial results in the future could differ materially and substantially from those we have discussed in the forward-looking statements included in the Annual Report. We assume no obligation (and specifically disclaim any such obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.
Definitions
Unless otherwise indicated or the context otherwise requires, references in the Annual Report to (i) “we,” “our,” “us,” “ADT,” and the “Company” refer to ADT Inc., a Delaware corporation (formerly named Prime Security Services Parent, Inc.) and each of its consolidated subsidiaries, (ii) “The ADT Corporation” refers to The ADT Security Corporation (formerly named The ADT Corporation) and each of its consolidated subsidiaries prior to the consummation of the ADT Acquisition described below under “Item 1. Business—Our Formation,” (iii) “ASG” refers to ASG Intermediate Holding Corp. and each of its consolidated subsidiaries prior to the consummation of the ASG Acquisition described below under “Item 1. Business— Our Formation,” (iv) “Protection One” refers to Protection One, Inc. and each of its consolidated subsidiaries prior to the consummation of the Protection One Acquisition described below under “Item 1. Business— Our Formation,” (v) “Holdings” refers to Prime Security Services Holdings, LLC, (vi) “Prime Borrower” refers to Prime Security Services Borrower, LLC, (vii) “Ultimate Parent” refers to Prime Security Services TopCo Parent, LP, our direct parent company, (viii) “Parent GP” refers to Prime Security Services TopCo Parent GP, LLC, the general partner of Ultimate Parent, which is controlled by affiliates of our Sponsor (as defined below), and (ix) our “Sponsor” refers to certain investment funds directly or indirectly managed by Apollo Global Management, LLC, its subsidiaries, and its affiliates (“Apollo”).

PART I
ITEM 1. BUSINESS.
Our Company
We are the leading provider of monitored security, interactive home and business automation, and related monitoring services in the United States (or “U.S.”) and Canada. Our mission is to help our customers protect and connect to what matters most—their families, homes, and businesses. The ADT brand is synonymous with security and, as the most recognized and trusted brand in the industry, is a key driver of our success. Excluding contracts monitored but not owned, we currently serve approximately 7.2 million residential and business customers, making us the largest company of our kind in the United States and Canada. We are one of the largest full-service companies with a national footprint providing both residential and commercial monitored security. We deliver an integrated customer experience by maintaining the industry’s largest sales, installation, and service field force, as well as a 24/7 professional monitoring network, all supported by approximately 18,000 employees. We handle approximately 15 million alarms annually. We provide support from over 200 sales and service locations and through our 12 monitoring centers listed by Underwriters Laboratories (“U.L.”).
Our Formation
On July 1, 2015, we consummated two acquisitions that were instrumental in the formation of our company. First, we acquired Protection One (the “Protection One Acquisition”). Second, on July 1, 2015, we acquired ASG (the “ASG Acquisition” and collectively with the Protection One Acquisition, referred to as the “Formation Transactions”). Prior to the Formation Transactions, on July 1, 2015, ADT Inc. was a holding company with no assets or liabilities. Protection One is the predecessor of ADT Inc. for accounting purposes.
On May 2, 2016, we acquired The ADT Corporation (the “ADT Acquisition”). The ADT Acquisition significantly increased our market share in the security industry making us the largest monitored security company in the United States and Canada.
All of the aforementioned acquisitions were funded by a combination of equity invested by certain investment funds directly or indirectly affiliated with or managed by our Sponsor and new and/or assumed borrowings. In addition, concurrently with the consummation of the ADT Acquisition, ADT Inc. issued 750,000 shares of Series A preferred securities (the “Koch Preferred Securities”) and Ultimate Parent issued 7,620,730 detachable warrants for the purchase of Class A-1 Units in Ultimate Parent to an affiliate of Koch Industries, Inc. (the “Koch Investor”) for an aggregate amount in cash of $750 million.
On January 23, 2018, we consummated an initial public offering of 105,000,000 shares of our common stock at an initial public offering price of $14.00 per share pursuant to a Registration Statement on Form S-1 (Registration No. 333-222233), which was declared effective by the U.S. Securities and Exchange Commission (“SEC”) on January 18, 2018 (the “IPO” or the “Initial Offering”). The aggregate gross proceeds from the IPO were approximately $1,470 million, or $1,415 million after reflecting underwriting discounts of approximately $55 million. Upon consummation of the IPO, we deposited $750 million of the net proceeds into a separate account, which amount will be used to redeem the Koch Preferred Securities. In addition, on February 21, 2018, we used approximately $649 million of the proceeds to redeem $594 million aggregate principal amount of the Prime Notes and to pay the related call premium (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Prime Notes”). The remaining proceeds from the IPO will be used to pay IPO related fees and expenses and for general corporate purposes.
After the completion of the IPO, our Sponsor owned approximately 85.6% of our outstanding common stock, which excludes unvested common shares.
Information about Segment and Geographic Revenue
We report financial and operating information in one segment. Our operating segment is also our reportable segment. For the results of our operations outside of the United States, which consist of our operations in Canada, refer to Note 15 “Geographic Data” to the accompanying consolidated financial statements for further discussion.

Brands and Services
Our key brands are ADT and the Protection One brand, which is being maintained in select channels. We believe these brands are among the most respected, trusted, and well-known brands in the monitored security industry. The strength of our brands is built upon a long-standing record of providing high-quality and reliable monitored security services and commitment to best-in-class customer care and service expertise. Due to the importance that customers place on reputation and trust when purchasing monitored security, we believe the strength of our brands is a key competitive advantage and contributor to our success.
Our monitored security and automation offerings involve the installation and monitoring of residential and business security and premises automation systems designed to detect intrusion, control access, and react to movement, smoke, carbon monoxide, flooding, temperature, and other environmental conditions and hazards, as well as to address personal emergencies such as injuries, medical emergencies, or incapacitation. Upon the occurrence of a triggering event, our monitored security systems connect to one of our U.L. listed monitoring centers. Depending upon the type of service contract and recorded customer preferences, our monitoring center personnel respond to alarms by relaying appropriate information to local police or fire departments and notifying the customer or others on the customer’s emergency contact list. Additional action may be taken by our monitoring center personnel as needed, depending on the specific situation and recorded customer preferences. The breadth of our solutions allows us to meet a wide variety of customer needs.
Additionally, using our interactive technologies, our customers can remotely monitor and manage their residential and commercial environments by adding automation capabilities to our monitored security systems. This is done in a way that maintains the separate network integrity and redundancy of a customer’s life safety and security signals. Depending on the service plan purchased and the type and level of product installation, customers are able to remotely access information regarding the security of their residential or commercial environment, arm and disarm their security system, adjust lighting or thermostat levels, or view real-time video from cameras covering different areas of their premises, all via secure access from web-enabled devices (such as smart phones, laptops, and tablet computers) and a customized web portal. Additionally, our interactive automation solutions enable customers to create customized schedules or automation for managing lights, thermostats, appliances, and garage doors. The system can also be programmed to perform additional functions such as recording and viewing live video and sending text messages based on triggering events.
Customers’ increasingly mobile and active lifestyles have created new opportunities for us in the fast-growing market for self-monitored, or do-it-yourself, products and services. Our technology allows customers to access our professional monitoring services via various connected and wearable devices, enabling us to service our customers whether they are home or on-the-go.
Many of our residential customers are driven to purchase monitored security and automation services due to a perceived or actual increase in crime, life safety concerns in their neighborhood, or other significant life events. In addition, we believe many of our customers purchase monitored security and automation services as a result of their insurance carriers, who may offer lower insurance premium rates if a security system is installed or may require that a system be installed as a condition of coverage.
Reasons for purchasing monitored security and automation systems vary for our commercial customers. Most commercial customers require a basic security system for insurance purposes. However, as internet protocol (“IP”) video solutions have become more affordable and interactive, businesses view these solutions for applications beyond just security, and leverage them for operational purposes as well, including employee safety, theft prevention, and inventory management.
Some of our customers use traditional land-line telephone service as the primary communication method for alarm signals from their sites. As the use of land-line telephone service has decreased, the ability to provide alternative communication methods from a customer’s control panel to our central monitoring centers has become increasingly important. We currently offer, and recommend, a variety of alternate and back-up alarm transmission methods, including cellular and broadband Internet.
Additionally, we offer personal emergency response system products and services to our customers, which are supported by our monitoring centers, and leverage our security monitoring infrastructure to provide customers with solutions that help sustain independent living, encourage better self-care activities, and improve communication of critical health information.
In addition to monitoring services, we provide our customers with other services such as routine maintenance and the installation of upgraded or additional equipment. A majority of our customer base is enrolled in a service plan, which provides additional value to the customer and generates incremental recurring monthly revenue. Our customers typically contract for both monitoring and maintenance services at the time of initial equipment installation.
Most of the monitoring services, and a large portion of the maintenance services, we provide to our customers, are governed by multi-year contracts with automatic renewal provisions that provide us with contractually committed recurring monthly revenue. Under our typical customer contract (three-year initial term for residential and five years or longer initial term for commercial and national accounts), the customer pays an upfront fee and is then obligated to make monthly payments for the remainder of the initial contract term. In the residential channel, the standard contract term is three years (two years in California), with automatic renewals for successive 30-day periods, unless canceled by either party. If a customer cancels or is otherwise in default under the contract prior to the end of the initial contract term, we have the right under the contract to receive a termination payment from the customer in an amount equal to a designated percentage of all remaining monthly payments. Monitoring services are generally billed monthly or quarterly in advance. More than 70% of our residential customers pay us through automated payment methods, with a significantly higher percentage of new residential customers opting for these payment methods. We periodically adjust the standard monthly monitoring rate charged to new and existing customers.
Our Markets
We operate in the following three markets: Residential, Commercial, and Growth Markets.

•
Residential: Residential customers are typically owners of single-family homes who have purchased monitored security and automation services as a result of having moved to a new residence, in response to changes in the perceived threat of crime or life safety concerns in their neighborhood, or in conjunction with other significant life events, such as the birth of a child.

•
Commercial: Commercial customers generally include small and large retail businesses, food and beverage service providers, medical offices, financial institutions, service businesses, and multi-site customers with locations around the country. The market is characterized by higher penetration rates, which are driven by insurance requirements and regulations, and by a higher degree of complexity with respect to system installations. As IP video solutions have become more affordable and interactive, businesses increasingly view these solutions for applications beyond just security, and leverage them for operational purposes as well, including employee safety, theft prevention, and inventory management.

•
Growth Markets: New customer types and new offerings present opportunities for us to leverage our brand name, our core focus on security, and our high degree of trust among our customer base to pursue complementary markets such as smart home technologies, network and cyber security, and mobile security. We also leverage our security monitoring infrastructure to provide customers with solutions that help sustain independent living, encourage better self-care activities, and improve communications of critical health information.

Customers and Marketing
We serve approximately 7.2 million customers (excluding contracts monitored but not owned) throughout the United States and Canada. Our residential customers are typically owners of single-family homes, while our business customers include retail businesses, food and beverage service providers, medical offices and clinics, mechanical and auto-body shops, professional service providers, and commercial facilities, among others. Our commercial customers range from smaller businesses to multi-site, national companies. We manage our existing customer base to maximize customer lifetime value, which includes continually evaluating our product offerings, pricing, and service strategies, managing our costs to provide service to customers, upgrading existing customers to our interactive services, IP video solutions for businesses, or other upgraded solutions, and achieving long customer tenure. Our ability to increase our average selling prices for individual customers is dependent on a number of factors including the quality of our service as well as our continued introduction of additional features and services that increase the value of our offerings to customers and the competitive environment in which we operate.
To support the growth of our customer base and to improve awareness of our brands, we market our monitored security and automation systems and services through national television and radio advertisements, as well as through Internet advertising, including national search engine marketing, email, online video, local search, direct mail, and social media. We continually work to optimize our marketing spend through a lead modeling process, whereby we flex and shift our spending based on lead flow and measured marketing channel effectiveness. In addition to traditional and digital marketing, we have several affinity partnerships with organizations whereby they promote our services to their customer bases.
We continually consider and evaluate new customer lead methods and channels to increase our customer base and drive greater market penetration without sacrificing customer quality. We also explore opportunities to expand our market presence by providing branded solutions through various third parties, including telecommunications companies, broadband and cable companies, retailers, public and private utilities, and software service providers.

Sales and Distribution Channels
We utilize a network of complementary distribution channels that includes a mix of direct and indirect. Our direct channel customers are generated through our internal sales force, including our phone and field teams, supported by our direct response marketing efforts. Our indirect channel customers are generated mainly through our ADT Authorized Dealer Program, and to a smaller extent, through agreements with leading homebuilders and related partners. As opportunities arise, we may also engage in selective bulk account purchases, which typically involve the purchase of a set of customer accounts from other security service providers.
New customers typically require us to make an upfront investment, consisting primarily of installation costs, including direct materials and labor, direct and indirect sales costs, marketing costs, and administrative costs related to the installation activities, which are partially offset by fees received in connection with the initiation of a monitoring contract. While the economics of our installation business can vary depending on the customer acquisition channel, we operate our business with the goal of retaining customers for long periods of time to recoup our initial investment in new customers, generally achieving revenue break-even in approximately three years.
Direct Channel
Our national sales call centers (inbound and outbound) close sales from prospective customers generated through national marketing efforts and lead generation channel partners. Our telephone sales associates work to understand customer needs and then direct customers to the most suitable sales approach. We close a sale over the phone, if appropriate, while balancing the opportunity for up-sales and customer education that occurs when a sales representative works with the customer in their home or business to fully understand their individual needs. When the sale is best handled in the customer’s home or business, the sales center associate can schedule a field sales consultant appointment in real-time.
The approximately 2,900 sales consultants that make up our field sales force generate sales from customers through company-generated leads, as well as customer referrals and other lead methods. Our field sales consultants undergo an in-depth screening process prior to hire. Each field sales consultant completes comprehensive centralized training prior to conducting customer sales presentations and participates in ongoing training in support of new offerings and the use of our structured model sales call. We utilize a highly structured sales approach, which includes, in addition to the structured model sales call, daily monitoring of sales activity and effectiveness metrics and regular coaching by our sales management teams.
Indirect Channel
Our authorized dealer network, which we acquired in May 2016 in connection with the ADT Acquisition, consists of approximately 300 authorized dealers operating across the United States and Canada, and extends our reach by aligning us with select independent security sales and installation companies. These authorized dealers generally have exclusivity arrangements with us for security related services. We monitor each authorized dealer to help ensure the dealer’s financial stability, use of sound and ethical business practices, and delivery of reliable and consistent high-quality sales and installation methods. Authorized dealers are required to adhere to the same high-quality standards for sales and installation as our own field offices.
Typically, our authorized dealers are contractually obligated to offer exclusively to us all qualified security service accounts they generate, but we are not obligated to accept these accounts. We pay our authorized dealers for the services they provide in generating qualified monitored accounts. In certain instances, in which we reject an account, we generally still indirectly provide monitoring services for that account through a monitoring services agreement with the authorized dealer. Like our direct sales contracts, dealer generated customer contracts typically have an initial term of three years with automatic renewals for successive 30-day periods, unless canceled by either party. If an accepted security services account is canceled during the charge-back period, which is generally twelve to fifteen months, the dealer is required to provide an account with equivalent economic characteristics or to refund our payment for their services for generating the account.
Field Operations
We serve our customer base from approximately 200 sales and service offices located throughout the United States and Canada. From these locations, our staff of approximately 4,600 installation and service technicians provides monitored security and automation system installations and field service and repair. We staff our field offices to efficiently and effectively make sales calls, install systems, and provide service support based on customer needs and our evaluation of growth opportunities in each market. We utilize third-party subcontract labor when appropriate to assist with these efforts. We maintain the relevant and necessary licenses related to the provision of installation of security and related services in the jurisdictions in which we operate. Our objective is to provide a differentiated service experience by providing same-day or next-day service to the majority of our customers.

Monitoring Centers and Support Services
We operate 12 monitoring centers that are listed by U.L. across the United States and Canada. We employ approximately 4,200 customer care professionals who are required to complete extensive initial training, as well as receive ongoing training and coaching. To obtain and maintain a U.L. listing, a security system monitoring center must be located in a building meeting U.L.’s structural requirements, have back-up computer and power systems, and meet U.L. specifications for staffing and standard operating procedures. Many jurisdictions have laws requiring that security systems for certain buildings be monitored by U.L.-listed centers. In addition, a U.L. listing is required by insurers of certain customers as a condition of insurance coverage. Our monitoring centers are fully redundant, which means that in the event of an emergency at one of our monitoring centers such as fire, tornado, major interruption in telephone or computer service, or any other event affecting the functionality of the center, all monitoring operations can be automatically transferred to another monitoring center. All of our monitoring centers operate 24 hours a day on a year-round basis.
We serve our largest multi-site customers from our call center in Irving, Texas. Our multi-site customers may call one location to resolve all customer support issues, including billing, installations, service calls, upgrades, or other service-related assistance. This concept is unique in our industry and is a strong selling point for national accounts choosing us for their security needs.
Newark, Delaware is home to our Network Operations Center (“NOC”). The NOC houses a group of highly experienced certified engineers capable of designing and provisioning broadband networks for our customers. These employees are Cisco Certified and Meraki Certified, and our NOC earned the Cisco Cloud and Managed Services Express Partner Certification, which makes us one of the few security companies in the industry with this designation.
Three of our monitoring centers provide monitoring under the CMS brand, which is a wholesale monitoring company providing services to independent alarm companies.
Customer Care
We believe that the fastest and most profitable way to grow our company is by keeping the customers we already have. To maintain our high standard of customer service, we provide ongoing high-quality training to call center and field employees and to dealer personnel. We also continually measure and monitor key performance metrics that drive a high-value customer experience, including customer satisfaction oriented metrics across each customer touch point.
Our call center operations provide support 24 hours a day on a year-round basis. Customer care specialists answer non-emergency inquiries regarding service, billing, and alarm testing and support, while our monitoring centers primarily handle inbound alarms and dispatch of alarms. To ensure that technical service requests are handled promptly and professionally, all requests are routed through our customer contact centers. Customer care specialists help customers resolve minor service and operating issues; and in many cases, the specialists can remotely resolve customer concerns. We continue to implement new customer self-service tools via interactive voice response systems and the Internet, thereby providing customers additional choices in managing their services.
Suppliers
We purchase equipment and components of our products from a limited number of suppliers and distributors. Inventory is held in our regional distribution center at levels we believe are sufficient to meet current and anticipated customer needs. We also maintain inventory of equipment and components at each field office and in technicians’ vehicles. Generally, our third-party distributors maintain a safety stock of certain key items to cover any minor supply chain disruptions. We also utilize dual sourcing methods to minimize the risk of a disruption from a single supplier. We do not anticipate any major interruptions in our supply chain.
Competition
Technology trends are creating significant change in our industry. Innovation has lowered the barriers to entry in the interactive services and automation market, and new business models and competitors have emerged. We believe that a combination of increasing customer interest in lifestyle and business productivity and technology advancements will support the increasing penetration of the interactive services and automation industry. We are focused on extending our leadership position in the monitored security industry while also growing our share of the fast-growing interactive automation industry. The security systems market in the United States and Canada remains highly competitive and fragmented, with a number of major firms and thousands of smaller regional and local companies. The high fragmentation of the industry is primarily the result of relatively low barriers to entering the business in local geographies and the availability of wholesale monitoring (whereby smaller companies outsource their monitoring to operations that provide monitoring services but do not maintain the customer relationship). We believe that our principal competitors within the security systems market are Johnson Controls International plc.; Vivint, Inc.; Stanley Security Solutions, a subsidiary of Stanley Black and Decker; MONI, a subsidiary of Ascent Capital Group, Inc.; and Comcast Corporation.
Success in acquiring new customers is dependent on a variety of factors, including brand and reputation, market visibility, service and product capabilities, quality, price, and the ability to identify and sell to prospective customers. Competition is often based primarily on price in relation to the value of the solutions and service. Rather than compete purely on price, we emphasize the quality of our services, which we believe is distinguished by superior-class customer service, the reputation of our industry-leading brands, and our knowledge of customer needs, which we believe collectively enable us to deliver an outstanding experience. In addition, we are increasingly offering added features and functionality, such as those in our interactive services offering, which provide new services and capabilities that serve to further differentiate our offering and support a pricing premium.
We believe our focus on safety and security, coupled with our field sales force, and including our nationwide team of in-home sales consultants, our solid reputation for and expertise in providing reliable security and monitoring services through our in-house network of redundant monitoring centers, our reliable product solutions, and our highly skilled installation and service organization, position us well to compete with traditional and new competitors.
Seasonality
Our business experiences a certain level of seasonality. Since more household moves take place during the second and third calendar quarters of each year, our disconnect rate and new customer additions are typically higher in those quarters than in the first and fourth calendar quarters. There is also a slight seasonal effect on our new customer installation volume and related cash expenses incurred in investments in new customers; however, other factors such as the level of marketing expense and relevant promotional offers can mitigate the effects of seasonality. In addition, we may see increased servicing costs related to higher alarm signals and customer service requests as a result of customer power outages and other issues due to weather-related incidents.
Intellectual Property
Patents, trademarks, copyrights, and other proprietary rights are important to our business; thus, we continuously refine our intellectual property strategy to maintain and improve our competitive position. We register new intellectual property to protect our ongoing technological innovations and strengthen our brand, and we take appropriate action against infringements or misappropriations of our intellectual property rights by others. We review third-party intellectual property rights to help avoid infringement and to identify strategic opportunities. We typically enter into confidentiality agreements to further protect our intellectual property.
We own a portfolio of patents and patent applications that relate to a variety of monitored security and automation technologies utilized in our business, including security panels and sensors as well as video and information management solutions. We also own a portfolio of trademarks and trademark applications in the United States and Canada, including, but not limited to, ADT; ADT Pulse; ADT Canopy; ADT Always There; Protection One; in Canada only, Creating Customers for Life; and, in the United States only, ASG Security, and are a licensee of various intellectual property, including from our third-party suppliers and technology partners. Due to the importance that customers place on reputation and trust when deciding on a security provider, our brand is critical to our business. Patents for individual products extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. Trademark rights may potentially extend for longer periods of time and are dependent upon national laws and use of the marks.
In particular, certain trademarks associated with the ADT brand, including “ADT” and the blue octagon, are owned or licensed in all territories outside of the United States and Canada by Johnson Controls International plc (as successor to Tyco International Ltd., “Tyco”), which recently acquired and merged with and into Johnson Controls. In certain instances, such trademarks are licensed in certain territories outside the United States and Canada by Johnson Controls and certain third parties. Pursuant to the Tyco Trademark Agreement entered into between The ADT Corporation and Tyco in connection with the separation of The ADT Corporation from Tyco in 2012, our Company is prohibited from ever registering, attempting to register, or using such trademarks outside the United States (including Puerto Rico and the US Virgin Islands) and Canada. As a result, if our Company chooses to sell products or services or otherwise do business outside the United States and Canada, it will have to do so using a brand other than “ADT” and may not use the blue octagon to promote its products and services. See “Item 1A. Risk Factors—Risks Related to Our Business—Third parties hold rights to certain key brand names outside of the United States and Canada.”

Government Regulation and Other Regulatory Matters
Our operations are subject to numerous federal, state, provincial, and local laws and regulations in the United States and Canada in areas such as consumer protection, occupational licensing, environmental protection, labor and employment, tax, permitting, and other laws and regulations. Most states and provinces in which we operate have licensing laws directed specifically toward the monitored security industry. In certain jurisdictions, we must obtain licenses or permits to comply with standards governing employee selection, training, and business conduct.
We also currently rely extensively upon the use of both wireline and wireless telecommunications to communicate signals, and wireline and wireless telephone companies in the United States and Canada are regulated by federal, state, provincial, and local governments. The operation and use of wireless telephone and radio frequencies is regulated in the United States by the Federal Communications Commission (“FCC”) and state public utilities commissions and in Canada by the Canada Radio-television and Telecommunications Commission (“CRTC”). Although the use of wireline phone service has been decreasing, we believe we are well positioned to respond to these trends with alternate transmission methods that we already employ, including cellular and broadband Internet technologies. Our advertising and sales practices are regulated by the U.S. Federal Trade Commission (“FTC”), the Canadian Competition Bureau, the CRTC, and state and provincial consumer protection laws. In addition, we are subject to certain administrative requirements and laws of the jurisdictions in which we operate. These laws and regulations may include restrictions on the manner in which we promote the sale of our security services and require us to provide most purchasers of our services with three-day or longer rescission rights. We must also comply with applicable laws governing telemarketing and email marketing in both the United Stated and Canada. See “Item 1A. Risk Factors—Risks Related to Our Business—Increasing government regulation of telemarketing, email marketing, door-to-door sales, and other marketing methods may increase our costs and restrict the operation and growth of our business.”
Some local government authorities have adopted or are considering various measures aimed at reducing false alarms. Such measures include requiring permits for individual alarm systems, revoking such permits following a specified number of false alarms, imposing fines on customers or alarm monitoring companies for false alarms, limiting the number of times police will respond to alarms at a particular location after a specified number of false alarms, requiring additional verification of an alarm signal before the police respond, or providing no response to residential system alarms. See “Item 1A. Risk Factors—Risks Related to Our Business—We could be assessed penalties for false alarms” and “Item 1A. Risk Factors—Risks Related to Our Business—Police departments could refuse to respond to calls from monitored security service companies” for further discussion. The monitored security industry is also subject to requirements, codes, and standards imposed by various insurance, approval and listing, and standards organizations. Depending upon the type of customer, security service provided, and requirements of the applicable local governmental jurisdiction, adherence to the requirements, codes, and standards of such organizations is mandatory in some instances and voluntary in others. Changes in laws and regulations can affect our operations, both positively and negatively, and impact the manner in which we conduct our business. See “Item 1A. Risk Factors—Risks Related to Our Business—Our business operates in a regulated industry.”
Employees
As of December 31, 2017, we employed approximately 18,000 people. Approximately 10% of our employees are covered by collective bargaining agreements. We believe that our relations with our employees and labor unions have generally been good.
Available Information
Our website is located at www.adt.com. Our investor relations website is located at http://investors.adt.com. We make available free of charge on our investor relations website under “Financials” our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, reports filed pursuant to Section 16, and any amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings at http://www.sec.gov.
From time to time, ADT may use its website as a channel of distribution of material Company information. Financial and other material information regarding our Company is routinely posted on and accessible at http://investors.adt.com.

ITEM 1A. RISK FACTORS.
In addition to risks and uncertainties in the ordinary course of business that are common to all businesses, important factors that are specific to our industry and the Company could have a material and adverse impact on our business, financial condition, results of operations and cash flows. You should carefully consider the risks described below and in our subsequent periodic filings with the SEC. The following risk factors should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes in this Annual Report on Form 10-K.
Risks Related to Our Business
Our future growth is dependent upon our ability to keep pace with rapid technological and industry changes in order to develop or acquire new technologies for our products and service introductions that achieve market acceptance with acceptable margins.
Our business operates in markets that are characterized by rapidly changing technologies, evolving industry standards, potential new entrants, and changes in customer needs and expectations. For example, a number of cable and other telecommunications companies and large technology companies with home automation solutions offer interactive security services that are competitive with our products and services. If these services gain greater market acceptance and traction, our ability to grow our business, in particular our interactive service offerings, could be materially and adversely affected. Accordingly, our future success depends in part on our ability to accomplish the following: identify emerging technological trends in our target end-markets; develop, acquire, and maintain competitive products and services that capitalize on existing and emerging trends; enhance our existing products and services by adding innovative features on a timely and cost-effective basis that differentiates us from our competitors; sufficiently capture intellectual property rights in new inventions and other innovations; and develop or acquire and bring products and services, including enhancements, to market quickly and cost-effectively. Our ability to develop or acquire new products and services that are technologically innovative requires the investment of significant resources and can affect our competitive position. These acquisition and development efforts divert resources from other potential investments in our businesses, and they may not lead to the development of new commercially successful technologies, products, or services on a timely basis. Moreover, as we introduce new products and services, we may be unable to detect and correct defects in the product or in its installation, which could result in loss of sales or delays in market acceptance. New or enhanced products and services may not satisfy customer preferences and potential product failures may cause customers to reject our products. As a result, these products and services may not achieve market acceptance and our brand image could suffer. In addition, our competitors may introduce superior products or business strategies, impairing our brand and the desirability of our products and services, which may cause customers to defer or forego purchases of our products and services, and impacting our ability to charge monthly service fees. If our competitors implement new technologies before we are able to implement them, those competitors may be able to provide more effective products than ours, possibly at lower prices. Any delay or failure in the introduction of new or enhanced solutions could harm our business, results of operations and financial condition. In addition, the markets for our products and services may not develop or grow as we anticipate. The failure of our technology, products, or services to gain market acceptance, the potential for product defects, or the obsolescence of our products and services could significantly reduce our revenue, increase our operating costs, or otherwise materially adversely affect our business, financial condition, results of operations and cash flows.
In addition to developing and acquiring new technologies and introducing new offerings, we may need, from time to time, to phase out outdated and unsuitable technologies and services. See “—Shifts in our customers’ choice of, or telecommunications providers’ support for, telecommunications services and equipment could materially adversely affect our business and require significant capital expenditures.” If we are unable to do so on a cost-effective basis, we could experience reduced profits.
We sell our products and services in highly competitive markets, including the home automation market, which may result in pressure on our profit margins and limit our ability to maintain or increase the market share of our products and services.
The monitored security industry is highly fragmented and subject to significant competition and pricing pressures. We experience significant competitive pricing pressures on installation, monitoring, and service fees. Several competitors offer installation fees that match or are lower than ours. Other competitors charge significantly more for installation, but in many cases, less for monitoring. In addition, cable and telecommunications companies have expanded into the monitored security industry and are bundling their existing offerings with monitored security services.
In many cases, we face competition for direct sales from our independent, third-party authorized dealers, who may offer installation for considerably less than we do in particular markets. We believe that the monitoring and service fees we offer are generally competitive with rates offered by other security service providers. We face competition from other providers such as cable and telecommunications companies that may have existing access to and relationship with subscribers and highly recognized brands, which may drive increased awareness of their security/automation offerings relative to ours, have access to greater capital and resources than us, and may spend significantly more on advertising, marketing, and promotional resources, any of which could have a material adverse effect on our ability to drive awareness and demand for our products and services. In particular, these companies may be able to offer subscribers a lower price by bundling their services. We also face potential competition from DIY products, which enable customers to self-monitor and control their environments without third-party involvement through the Internet, text messages, emails, or similar communications, but with the disadvantage that alarm events may go unnoticed. Some DIY providers may also offer professional monitoring with the purchase of their systems and equipment without a contractual commitment, which may be attractive to some customers and put us at a competitive disadvantage. Other DIY providers may offer new IoT devices and services with automated features and capabilities that may be appealing to customers. Shifts in customer preferences toward DIY systems could increase our attrition rates over time and the risk of accelerated amortization of customer contracts resulting from a declining customer base. It is possible that one or more of our competitors could develop a significant technological advantage over us that allows them to provide additional service or better-quality service or to lower their price, which could put us at a competitive disadvantage. Continued pricing pressure, improvements in technology, and shifts in customer preferences toward self-monitoring or DIY could adversely impact our customer base and/or pricing structure and have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We rely on a significant number of our customers remaining with us as customers for long periods of time.
We operate our business with the goal of retaining customers for long periods of time to recoup our initial investment in new customers, and we generally recoup our initial investment in less than three years. Accordingly, our long-term profitability is dependent on long customer tenure. This requires that we minimize our rate of customer disconnects, or attrition. One reason for disconnects is when customers relocate and do not reconnect. Customer relocations are impacted by changes in the housing market. See “—General economic conditions can affect our business, and we are susceptible to changes in the business economy, housing market, and business and consumer discretionary income, which may inhibit our ability to sustain customer base growth rates and impact our results of operations.” Other factors that can increase disconnects include problems experienced with our product or service quality, customer service, customer non-pay, unfavorable general economic conditions, and the preference for lower pricing of competitors’ products and services over ours. If we fail to keep our customers for a sufficiently long period of time, our profitability, business, financial condition, results of operations and cash flows could be materially adversely affected.
If we experience significantly higher rates of customer revenue attrition than we anticipate, we may be required to change the estimated useful lives and/or the accelerated the method of depreciation and amortization related to accounts associated with our security monitoring customers, increasing our depreciation and amortization expense or causing asset impairment.
We amortize the costs of our acquired and dealer-generated contracts and related customer relationships based on the estimated life of the customer relationships. We similarly depreciate the cost of our direct channel subscriber system assets and deferred subscriber acquisition costs. If attrition rates rise significantly, we may be required to accelerate the amortization of expenses related to such contracts and the depreciation/amortization of our subscriber system assets/deferred subscriber acquisition costs or to impair such assets, which could cause a material adverse effect on our business, financial condition and results of operations.
Our reputation as a service provider of high quality security offerings may be materially adversely affected by product defects or shortfalls in customer service.
Our business depends on our reputation and ability to maintain good relationships with our subscribers, dealers and local regulators, among others. Our reputation may be harmed either through product defects, such as the failure of one or more of our subscribers’ alarm systems, or shortfalls in customer service. Subscribers generally judge our performance through their interactions with the staff at the monitoring and customer care centers, dealers, and technicians who perform on-site maintenance services. Any failure to meet subscribers’ expectations in such customer service areas could cause an increase in attrition rates or make it difficult to recruit new subscribers. Any harm to our reputation or subscriber relationships caused by the actions of our dealers, personnel, or third-party service providers or any other factors could have a material adverse effect on our business, financial condition, and results of operations.

General economic conditions can affect our business, and we are susceptible to changes in the business economy, housing market, and business and consumer discretionary income, which may inhibit our ability to sustain customer base growth rates and impact our results of operations.
Demand for alarm monitoring services and home automation systems is affected by the general economy, the business environment, and the turnover in the housing market, among other things. Downturns in the rate of the sale of new and existing homes, which we believe drives a substantial portion of our new customer volume in any given year, would reduce opportunities to make sales of new security and home automation systems and services and reduce opportunities to take over existing security and home automation systems. Recoveries in the housing market increase the occurrence of relocations, which may lead to customers disconnecting service and not contracting with us in their new homes.
Further, the alarm monitoring business is dependent, in part, on national, regional, and local economic conditions. In particular, where disposable income available for discretionary spending is reduced (such as by higher housing, energy, interest or other costs, or where the actual or perceived wealth of customers has decreased as a result of circumstances such as lower residential real estate values, increased foreclosure rates, inflation, increased tax rates or other economic disruptions), the alarm monitoring business could experience increased attrition rates and reduced customer demand. No assurance can be given that we will be able to continue acquiring quality alarm monitoring contracts or that we will not experience higher attrition rates. Changes in individualized economic circumstances could cause current security alarm and home automation customers to disconnect our services to reduce their monthly spending, or such customers could default on their remaining contractual obligations to us. Our long-term revenue growth rate depends on installations and new contracts exceeding disconnects. If customer disconnects and defaults increase, our business, financial condition, results of operations, and cash flows could be materially adversely affected. See “—We rely on a significant number of our customers remaining with us as customers for long periods of time.”
We are subject to credit risk and other risks associated with our subscribers.
A substantial part of our revenues is derived from the recurring monthly revenue due from subscribers under the alarm monitoring contracts. Therefore, we are dependent on the ability and willingness of subscribers to pay amounts due under the alarm monitoring contracts on a monthly basis in a timely manner. Although subscribers are contractually obligated to pay amounts due under an alarm monitoring contract, and are generally contractually obligated to pay early cancellation fees if they prematurely cancel the alarm monitoring contract during the initial term of the alarm monitoring contract (typically between three and five years), subscribers’ payment obligations are unsecured, which could impair our ability to collect any unpaid amounts from our subscribers. To the extent payment defaults by subscribers under the alarm monitoring contracts are greater than anticipated, our business, financial condition and results of operations could be materially adversely affected. We are also exploring different pricing plans for our products and services, including larger up-front payments and consumer financing options for residential equipment purchases. We currently have arrangements with a third-party financing company to provide financing to small business and commercial customers who wish to finance their equipment purchases from us. We also recently launched a pilot program in a small number of markets for residential customers to pay for equipment purchases through installments to our Company under a consumer financing arrangement. These lending services could increase the credit risks associated with our subscribers. While we intend to manage such credit risk by monitoring the credit quality of our financing portfolios, our efforts to mitigate risk may not be sufficient to prevent an adverse effect on our business, financial condition and results of operations.
If the insurance industry changes its practice of providing incentives to homeowners for the use of alarm monitoring services, we may experience a reduction in new customer growth or an increase in our subscriber attrition rate.
It has been common practice in the insurance industry to provide a reduction in rates for policies written on homes that have monitored alarm systems. There can be no assurance that insurance companies will continue to offer these rate reductions. If these incentives were reduced or eliminated, new homeowners who otherwise might not feel the need for alarm monitoring services would be removed from our potential customer pool, which could hinder the growth of our business, and existing subscribers may choose to disconnect or not renew their service contracts, which could increase our attrition rates. In either case, our results of operations and growth prospects could be materially adversely affected.
We have and will continue to invest in new businesses, services, and technologies outside the traditional security and interactive services market, which is inherently risky and could disrupt our current operations.
We have invested and will continue to invest in new businesses, products, services, and technologies beyond traditional security and interactive services. Our investments may involve significant risks and uncertainties, including capital loss on some or all of our investments, insufficient revenues from such investments to offset any new liabilities assumed and expenses associated with these new investments, distraction of management from current operations, and issues not identified during pre-investment planning and due diligence that could cause us to fail to realize the anticipated benefits of such investments and incur unanticipated liabilities. Since these investments are inherently risky, these new businesses, products, services, and technologies may not be successful and as a result, may materially adversely affect our reputation, financial condition, and results of operations.

Failure to successfully upgrade and maintain the security of our information and technology networks, including personally identifiable information and other data, could materially adversely affect us.
We are dependent on information technology networks and systems, including Internet and Internet-based or “cloud” computing services, to collect, process, transmit, and store electronic information. We are currently implementing modifications and upgrades to these information technology systems, including making changes to legacy systems, replacing legacy systems with successor systems with new functionality, and implementing new systems. There are inherent costs and risks associated with replacing and changing these systems and implementing new systems, including potential disruption of our sales, operations and customer service functions, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time, and other risks and costs of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. In addition, our information technology system implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. The implementation of new information technology systems may also cause disruptions in our business operations and have a material adverse effect on our business, cash flows, and results of operations.
If we fail to comply with constantly evolving laws, regulations, and industry standards addressing information and technology networks, privacy and data security, we could face substantial penalties, liability, and reputational harm, and our business, operations, and financial condition could be materially adversely affected.
Along with our own confidential data and information in the normal course of our business, we or our partners collect and retain significant volumes of certain types of data, some of which are subject to certain laws and regulations. Our ability to analyze this data to present the subscriber with an improved user experience is a valuable component of our services, but we cannot assure you that the data we require will be available from these sources in the future or that the cost of such data will not increase. If the data that we require is not available to us on commercially reasonable terms or at all, we may not be able to provide certain parts of our current or planned products and services, and our business and financial condition could be materially adversely affected.
For example, the data that we collect and retain includes personally identifiable information related to our consumers and employees and may be protected health information subject to certain requirements under the Health Insurance Portability Accountability Act (“HIPAA”) and its implementing regulations, which regulate the use, storage, and disclosure of personally identifiable health information. We may change our processes or modify our product and service offerings in a manner that requires us to adopt additional or different policies and procedures to meet our obligations under HIPAA. Becoming fully HIPAA compliant involves adopting and implementing privacy and security policies and procedures as well as administrative, physical, and technical safeguards. Additionally, HIPAA compliance requires certain agreements with contracting partners to be in place. Endeavoring to become fully HIPAA compliant may be costly both financially and in terms of administrative resources. It may take substantial time and require the assistance of external resources, such as attorneys, information technology, and/or other consultants. We would have to be HIPAA compliant to provide services pursuant to which we are required to collect or manage patient information for or on behalf of a health care provider or health plan. Thus, if we do not become fully HIPAA compliant, our expansion opportunities may be limited. Furthermore, it is possible that HIPAA may be expanded in the future to apply to certain of our current products or services.
In addition, we may also collect and retain other sensitive types of data, including audio recordings of telephone calls and video images of customer sites. We must comply with applicable federal and state laws and regulations governing the collection, retention, processing, storage, disclosure, access, use, security, and privacy of such information in addition to our own posted information security and privacy policies and applicable industry standards. The legal, regulatory, and contractual environment surrounding the foregoing continues to evolve, and there has been an increasing amount of focus on privacy and data security issues with the potential to affect our business. These privacy and data security laws and regulations, as well as contractual requirements, could increase our cost of doing business, and failure to comply with these laws, regulations and contractual requirements could result in government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity. In the event of a breach of personal information that we hold, we may be subject to governmental fines, individual and class action claims, remediation expenses, and/or harm to our reputation. Further, if we fail to comply with applicable privacy and security laws, regulations, policies and standards; properly protect the integrity and security of our facilities and systems and the data located within them; or defend against cybersecurity attacks, or if our third-party service providers, partners, or vendors fail to do any of the foregoing with respect to data and information assessed, used, stored, or collected on our behalf, our business, reputation, results of operations, and cash flows could be materially adversely affected.

Due to the ever-changing threat landscape, our products may be subject to potential vulnerabilities of wireless and IoT devices and our services may be subject to certain risks, including hacking or other unauthorized access to control or view systems and obtain private information.
Companies that collect and retain sensitive and confidential information are under increasing attack by cyber-criminals around the world. While we implement security measures within our products, services, operations and systems, those measures may not prevent cybersecurity breaches; the access, capture or alteration of information by criminals; the exposure or exploitation of potential security vulnerabilities; distributed denial of service attacks; the installation of malware or ransomware; acts of vandalism; computer viruses; or misplaced data or data loss that could be detrimental to our reputation, business, financial condition, and results of operations. Third parties, including our partners and vendors, could also be a source of security risk to us in the event of a failure of their own products, components, networks, security systems, and infrastructure. In addition, we cannot be certain that advances in criminal capabilities, new discoveries in the field of cryptography, or other developments will not compromise or breach the technology protecting the networks that access our products and services.
A significant actual or perceived (whether or not valid) theft, loss, fraudulent use or misuse of customer, employee, or other personally identifiable data, whether by us, our partners and vendors, or other third parties, or as a result of employee error or malfeasance or otherwise, non-compliance with applicable industry standards or our contractual or other legal obligations regarding such data, or a violation of our privacy and information security policies with respect to such data, could result in costs, fines, litigation, or regulatory actions against us. Such an event could additionally result in unfavorable publicity and therefore materially and adversely affect the market’s perception of the security and reliability of our services and our credibility and reputation with our customers, which may lead to customer dissatisfaction and could result in lost sales and increased customer revenue attrition.
In addition, we depend on our information technology infrastructure for business-to-business and business-to-consumer electronic commerce. Security breaches of, or sustained attacks against, this infrastructure could create system disruptions and shutdowns that could negatively impact our operations. Increasingly, our products and services are accessed through the Internet, and security breaches in connection with the delivery of our services via the Internet may affect us and could be detrimental to our reputation, business, operating results, and financial condition. We continue to invest in new and emerging technology and other solutions to protect our network and information systems, but there can be no assurance that these investments and solutions will prevent any of the risks described above. While we maintain cyber liability insurance that provides both third-party liability and first-party insurance coverages, our insurance may not be sufficient to protect against all of our losses from any future disruptions or breaches of our systems or other event as described above.
We depend on third-party providers and suppliers for components of our security and automation systems, third-party software licenses for our products and services, and third-party providers to transmit signals to our monitoring facilities and provide other services to our subscribers. Any failure or interruption in products or services provided by these third parties could harm our ability to operate our business.
The components for the security and automation systems that we install are manufactured by third parties. We are therefore susceptible to interruptions in supply and to the receipt of components that do not meet our standards. Any financial or other difficulties our providers face may have negative effects on our business. We exercise little control over our suppliers, which increases our vulnerability to problems with the products and services they provide. While we strive to utilize dual-sourcing methods to allow similar hardware components for our security systems to be interchangeable to minimize the risk of a disruption from a single supplier, any interruption in supply could cause delays in installations and repairs and the loss of current and potential customers. Also, if a previously installed component were found to be defective, we might not be able to recover the costs associated with its repair or replacement across our installed customer base, and the diversion of technical personnel to address the defect could materially adversely affect our business, financial condition, results of operations, and cash flows.
We rely on third-party software for key automation features in certain of our offerings, and on the interoperation of that software with our own, such as our mobile applications and related platform. We could experience service disruptions if customer usage patterns for such offerings exceed, or are otherwise outside of, design parameters for the system and the ability for us or our third-party provider to make corrections. Such interruptions in the provision of services could result in our inability to meet customer demand, damage our reputation and customer relationships, and materially and adversely affect our business. We also rely on certain software technology that we license from third parties and use in our products and services to perform key functions and provide critical functionality. For example, we license the software platform for our monitoring operations from third parties. Because a number of our products and services incorporate technology developed and maintained by third parties, we are, to a certain extent, dependent upon such third parties’ ability to update, maintain, or enhance their current products and services, to ensure that their products are free of defects or security vulnerabilities, to develop new products and services on a timely and cost-effective basis, and to respond to emerging industry standards, customer preferences, and other technological changes. Further, these third-party technology licenses may not always be available to us on commercially reasonable terms, or at all. If our agreements with third-party vendors are not renewed or the third-party software becomes obsolete, is incompatible with future versions of our products or services, or otherwise fails to address our needs, we cannot provide assurance that we would be able to replace the functionality provided by the third-party software with technology from alternative providers. Furthermore, even if we obtain licenses to alternative software products or services that provide the functionality we need, we may be required to replace hardware installed at our monitoring centers and at our customers’ sites, including security system control panels and peripherals, in order to execute our integration of or migration to alternative software products. Any of these factors could materially adversely affect our business, financial condition, results of operations, and cash flows.
We also rely on various third-party telecommunications providers and signal processing centers to transmit and communicate signals to our monitoring facility in a timely and consistent manner. These telecommunications providers and signal processing centers could fail to transmit or communicate these signals to the monitoring facility for many reasons, including disruptions from fire, natural disasters, weather, transmission interruption, malicious acts, or terrorism. The failure of one or more of these telecommunications providers or signal processing centers to transmit and communicate signals to the monitoring facility in a timely manner could affect our ability to provide alarm monitoring, home automation, and interactive services to our subscribers. We also rely on third-party technology companies to provide home automation and interactive services to our subscribers. These technology companies could fail to provide these services consistently, or at all, which could result in our inability to meet customer demand and damage our reputation. There can be no assurance that third-party telecommunications providers, signal processing centers, and other technology companies will continue to transmit and communicate signals to the monitoring facility or provide home automation and interactive services to subscribers without disruption. Any such disruption, particularly one of a prolonged duration, could have a material adverse effect on our business. See also “—Shifts in our customers’ choice of, or telecommunications providers’ support for, telecommunications services and equipment could materially adversely affect our business and require significant capital expenditures” with respect to risks associated with changes in signal transmissions.
An event causing a disruption in the ability of our monitoring facilities to operate could materially adversely affect our business.
A disruption in our ability to provide security monitoring services and otherwise serve our customers could have a material adverse effect on our business. A disruption could occur for many reasons, including fire, natural disasters, weather, health epidemics or pandemics, transportation interruption, extended power outages, human or other error, war, terrorism, sabotage, or other conflicts, or as a result of disruptions to internal and external networks or third-party transmission lines. Monitoring could also be disrupted by information systems and network-related events or cybersecurity attacks, such as computer hacking, computer viruses, worms or other malicious software, distributed denial of service attacks, malicious social engineering, or other destructive or disruptive activities that could also cause damage to our properties, equipment, and data. While our monitoring systems are redundant, a failure of our back-up procedures or a disruption affecting multiple monitoring facilities could disrupt our ability to provide security monitoring services to our customers. These events could also make it difficult or impossible to receive equipment from suppliers or impair our ability to deliver products and services to customers on a timely basis. If we experience such disruptions, we may experience customer dissatisfaction and potential loss of confidence, and liabilities to customers or other third parties, each of which could harm our reputation and impact future revenues from these customers. We could also be subject to claims or litigation with respect to losses caused by such disruptions. Our property and business interruption insurance and our cyber liability insurance may not be sufficient to fully cover our losses or may not cover a particular event at all. Any of these outcomes could have a material adverse effect on our business, results of operations, and financial condition.
Our independent, third-party authorized dealers may not be able to mitigate certain risks such as information technology breaches, data security breaches, product liability, errors and omissions, and marketing compliance.
We generate a portion of our new customers through our authorized dealer network. We rely on independent, third-party authorized dealers to implement mitigation plans for certain risks they may experience, including, but not limited to, information technology breaches, data security breaches, product liability, errors and omissions, and marketing compliance. If our authorized dealers experience any of these risks, or fail to implement mitigation plans for their risks, or if such implemented mitigation plans are inadequate or fail, we may be susceptible to risks associated with our authorized dealers on which we rely to generate customers. Any interruption or permanent disruption in the generation of customer accounts or services provided by our authorized dealers could materially adversely affect our business, financial condition, results of operations, and cash flows.
We may pursue business opportunities that diverge from our current business model, which may materially adversely affect our business results.
We may pursue business opportunities that diverge from our current business model, including expanding our products or service offerings, investing in new and unproven technologies, adding customer acquisition channels, and forming new alliances with companies to market our services. We can provide no assurance that any such business opportunities will prove to be successful. Among other negative effects, our pursuit of such business opportunities could cause our cost of investment in new customers to grow at a faster rate than our recurring revenue and fees collected at the time of installation. We recently acquired DataShield,

LLC, a provider of cybersecurity services for mid-sized companies, which expands our suite of services. We are also currently exploring the option of offering certain of our monitoring and cybersecurity services under non-ADT brands to international markets outside of the United States and Canada. Additionally, any new alliances or customer acquisition channels could require developmental investments or have higher cost structures than our current arrangements, which could reduce operating margins and require more working capital. In the event that working capital requirements exceed operating cash flow, we could be required to draw on our revolving credit facilities, which are described in Note 5 “Debt” to the accompanying consolidated financial statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” or pursue other external financing, which may not be readily available. Any of these factors could materially adversely affect our business, financial condition, results of operations and cash flows.
We continue to integrate the acquisition of The ADT Corporation with our business, which may divert management’s attention from our ongoing operations. We may not achieve all of the anticipated benefits, synergies, and cost savings from the acquisition.
Our acquisition of The ADT Corporation in May 2016 involves the integration of two companies that have previously operated independently. While the integration of The ADT Corporation with our business is ongoing, the anticipated financial and operational benefits, including increased revenues, synergies, and cost savings from the acquisition of The ADT Corporation, depends in part on our ability to successfully continue to combine and integrate The ADT Corporation with our other business. Since the integration is not yet complete, there can be no assurance regarding the extent to which we will be able to realize these increased revenues, synergies, cost savings, or other benefits. These benefits may not be achieved within the anticipated time frame and we may not realize all of these anticipated benefits.
The continued integration of The ADT Corporation’s operations, products, and personnel will continue to require the attention of our management and place demands on other internal resources. The diversion of management’s attention, and any difficulties encountered in the transition and integration process, could materially adversely affect our business, financial condition and results of operations. In addition, the overall continued integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, and loss of customer relationships. The difficulties of combining the operations of the companies may generally include, among others:

•	difficulties in achieving anticipated cost savings, synergies, business opportunities, and growth prospects from the combination;

•	difficulties in the integration of operations and systems;

•
difficulties in replacing numerous systems, including those involving management information, purchasing, accounting and finance, sales, billing, employee benefits, payroll, data privacy, and security and regulatory compliance, many of which may be dissimilar;

•	conforming standards, controls, procedures, accounting and other policies, business cultures, and compensation structures between the two companies;

•	difficulties in the assimilation of employees, including possible culture conflicts and different opinions on technical decisions and product roadmaps;

•	difficulties in managing the expanded operations of a significantly larger and more complex company;

•	challenges in keeping existing customers and obtaining new customers;

•	challenges in attracting and retaining key personnel; and

•	coordinating a geographically dispersed organization.
While we have not experienced any material difficulties to date in connection with the integration, many of these factors are outside our control and any one of them could result in increased costs, decreases in the amount of expected revenues, and further diversion of management’s time and energy, which could materially adversely affect our business, financial condition, and results of operations.
Our customer generation strategies through third parties, including our authorized dealer and affinity marketing programs, and the competitive market for customer accounts may affect our future profitability.
An element of our business strategy is the generation of new customer accounts through third parties, including our authorized dealers, which accounted for approximately half of our new customer accounts for 2017. Our future operating results will depend in large part on our ability to continue to manage this business generation strategy effectively. Although we currently generate accounts through hundreds of independent third parties, including authorized dealers, a significant portion of our accounts originate from a smaller number of such third parties, including an authorized premier provider that signed a nine-year renewal agreement with us in December 2017 and accounted for approximately 25% of all our new accounts in 2017. We experience loss of third-party sales partnerships, including authorized dealers from our authorized dealer program, due to various factors, such as dealers and third parties becoming inactive or discontinuing their electronic security business, non-renewal of our dealer and sales generation contracts, and competition from other alarm monitoring companies. If we experience a loss of authorized dealers or third-party sellers representing a significant portion of our customer account generation, or if we are unable to replace or recruit authorized dealers, other third-party sellers, or alternate distribution channel partners in accordance with our business strategy, our business, financial condition, results of operations, and cash flows could be materially adversely affected.
In addition, successful promotion of our brands depends on the effectiveness of our marketing efforts and on our ability to offer member discounts and special offers for our products and services to our partners. We have actively pursued affinity marketing programs, which provide members of participating organizations with special offers on our products and services. The organizations with which we have affinity marketing programs typically closely monitor their relationships with us, as well as their members’ satisfaction with our products and services. These organizations may require us to pay higher fees to them, decrease our pricing for their members, introduce additional competitive options, or otherwise alter the terms of our participation in their marketing programs in ways that are unfavorable to us. These organizations may also terminate their relationships with us if we fail to meet member satisfaction standards, among other things. If any of our affinity or marketing relationships is terminated or altered in an unfavorable manner, we may lose a source of sales leads, and our business, financial condition, results of operations, and cash flows could be materially adversely affected.
We may not be able to continue to develop and execute a competitive yet profitable pricing structure.
We face competition from cable and telecommunications companies that are actively targeting the home automation and monitored security market, as well as from large technology companies that are expanding into the connected home market either through the development of their own solutions or the acquisition of other companies with home automation solution offerings. This increased competition could result in pricing pressure, a shift in customer preferences toward the services of these companies, reduce our market share and make it more difficult for us to compete on brand-name recognition and reputation. Continued pricing pressure from these competitors or failure to achieve pricing based on the competitive advantages previously identified above could prevent us from maintaining competitive price points for our products and services resulting in lost customers or in our inability to attract new customers and have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We face risks in acquiring and integrating customer accounts.
An element of our business strategy may involve the bulk acquisition of customer accounts. Acquisitions of customer accounts involve a number of special risks, including the possibility of unexpectedly high rates of attrition and unanticipated deficiencies in the accounts and systems acquired despite our investigations prior to acquisition. We face competition from other alarm monitoring companies, including companies that may offer higher prices and more favorable terms for customer accounts purchased, and/or lower minimum financial or operational qualification or requirements for purchased accounts. This competition could reduce the acquisition opportunities available to us, slowing our rate of growth, and/or increase the price we pay for such account acquisitions, thus reducing our return on investment and negatively impacting our revenue and results of operations. We can provide no assurance that we will be able to purchase customer accounts on favorable terms in the future.
The purchase price we pay for customer accounts is affected by the recurring revenue historically generated by such accounts, as well as several other factors, including the level of competition, our prior experience with accounts purchased in bulk from specific sellers, the geographic location of accounts, the number of accounts purchased, the customers’ credit scores, and the type of security or automation equipment or platform used by the customers. In purchasing accounts, we have relied on management’s knowledge of the industry, due diligence procedures, and representations and warranties of bulk account sellers. We can provide no assurance that in all instances the representations and warranties made by bulk account sellers are true and complete or, if the representations and warranties are inaccurate, that we will be able to recover damages from bulk account sellers in an amount sufficient to fully compensate us for any resulting losses. If any of these risks materialize, our business, financial condition, results of operations, and cash flows could be materially adversely affected.
Shifts in our customers’ choice of, or telecommunications providers’ support for, telecommunications services and equipment could materially adversely affect our business and require significant capital expenditures.
Certain elements of our operating model have historically relied on our customers’ continued selection and use of traditional land-line telecommunications to transmit alarm signals to our monitoring centers. There is a growing trend for customers to switch to the exclusive use of cellular, satellite, or Internet communication technology in their homes and businesses, and telecommunication providers may discontinue their land-line services in the future. Some older installed security systems use technology that is not compatible with the newer cellular, satellite or Internet communication technology, such as 3G and 4G networks, and will not be able to transmit alarm signals on these networks. The discontinuation of land-line, older cellular technologies, and any other services by telecommunications providers, and the switch by customers to the exclusive use of cellular, satellite, or Internet communication technology, may require system upgrades to alternative, and potentially more expensive, technologies to transmit alarm signals and for systems to function properly. This could increase our customer revenue attrition and slow new customer generation. In January 2017, most major wireless network providers had fully retired their 2G networks. To maintain our customer base that uses security and automation system components that communicate over 2G networks, we substantially completed a conversion program to replace 2G cellular technology used in many of our security systems at little or no additional cost to our customers. Certain existing subscribers chose not to replace their 2G cellular technology, thereby increasing our attrition rates. We continue to incur additional costs associated with upgrades and modifications to subscribers’ cellular technology resulting from the retirement of 2G networks. In December 2017, as part of the Federal Communication Commission’s (the “FCC”) efforts to facilitate the transition from traditional copper-based wireline networks to IP-based fiber broadband networks, the FCC repealed its rules requiring telecommunications carriers to provide direct advanced public notice to consumers of the retirement of copper-based wireline networks used for traditional land-line telecommunications. Many of our customers rely solely on copper-based telephone networks to transmit alarm signals from their premises to our monitoring stations. In response to changes to existing network technology such as the eventual retirement of 3G and copper-based wireline networks, we will be required to upgrade or implement other new technologies in the future, including offering to subsidize the replacement of customers’ outdated systems at our expense. The FCC’s changes to copper-based wireline network retirement rules could lead to customer confusion and impede our ability to timely transfer customers to new network technologies. Any technology upgrades or implementations could require significant capital expenditures, may increase our attrition rates, and may also divert management’s attention and other important resources away from our customer service and sales efforts for new customers. In the future, we may not be able to successfully implement new technologies or adapt existing technologies to changing market demands. If we are unable to adapt in a timely manner to changing technologies, market conditions or customer preferences, our business, financial condition, results of operations, and cash flows could be materially adversely affected.
In addition, we use broadband Internet access service, including video streaming services, to support our product offerings, and we may choose to implement broadband Internet access in our intrusion panels as a communications option for our services. Video streaming services use significantly more bandwidth than non-video Internet activity. As utilization rates and penetration of these services increase, our high-speed customers may use more bandwidth than in the past. If this occurs, we could be required to make significant capital expenditures to increase network capacity to avoid service disruptions or reduced capacity for customers and potentially increase our cost for the corresponding network usage. See “—Our future growth is dependent upon our ability to keep pace with rapid technological and industry changes to develop or acquire new technologies for our products and service introductions that achieve market acceptance with acceptable margins.”
Unauthorized use of our brand names by third parties, and the expenses incurred in developing and preserving the value of our brand names, may materially adversely affect our business.
Our brand names are critical to our success. Unauthorized use of our brand names by third parties may materially adversely affect our business and reputation, including the perceived quality and reliability of our products and services. We rely on trademark law, company brand name protection policies, and agreements with our employees, customers, business partners, and others to protect the value of our brand names. Despite our precautions, we cannot provide assurance that those procedures are sufficiently effective to protect against unauthorized third-party use of our brand names. In particular, in recent years, various third parties have used our brand names to engage in fraudulent activities, including unauthorized telemarketing conducted in our names to induce our existing customers to switch to competing monitoring service providers, lead generation activities for competitors, and obtaining personally identifiable or personal financial information. Third parties sometimes use our names and trademarks, or other confusingly similar variances thereof, in other contexts that may impact our brands. We may not be successful in detecting, investigating, preventing, or prosecuting all unauthorized third-party use of our brand names. Future litigation with respect to such unauthorized use could also result in substantial costs and diversion of our resources. These factors could materially adversely affect our reputation, business, financial condition, results of operations and cash flows.
Third parties hold rights to certain key brand names outside of the United States and Canada.
Our success depends in part on our continued ability to use trademarks to capitalize on our brands’ name-recognition and to further develop our brands in the U.S. and Canadian markets, as well as in other international markets should we choose to expand our business in the future. Not all of the trademarks that are used by our brands have been registered in all of the countries in which we may do business in the future, and some trademarks may never be registered in any or all of these countries. Rights in trademarks are generally territorial in nature and are obtained on a country-by-country basis by the first person to obtain protection through use or registration in that country in connection with specified products and services. Some countries’ laws do not protect unregistered trademarks at all, or make them more difficult to enforce, and third parties may have filed for “ADT,” “ASG SECURITY,” “PROTECTION ONE,” or similar marks in countries where we have not registered these brands as trademarks. Accordingly, we may not be able to adequately protect our brands everywhere in the world, and use of such brands may result in liability for trademark infringement, trademark dilution, or unfair competition.
In particular, certain trademarks associated with the ADT brand, including “ADT” and the blue octagon, are owned in all territories outside of the United States and Canada by Johnson Controls International plc, which recently acquired and merged with and into Tyco International plc (“Johnson Controls” or “Tyco”). In certain instances, such trademarks are licensed in certain territories outside the United States and Canada by Johnson Controls to third parties. Pursuant to a trademark agreement entered into between The ADT Corporation and Tyco (the “Tyco Trademark Agreement”) in connection with the separation of The ADT Corporation from Tyco in 2012, which endures in perpetuity, The ADT Corporation and its affiliates are prohibited from ever registering, attempting to register or using such trademarks outside the United States (including Puerto Rico and the US Virgin Islands) and Canada, and The ADT Corporation may not challenge Tyco’s rights in such trademarks outside the United States and Canada. Additionally, under the Tyco Trademark Agreement, each of The ADT Corporation and Tyco has the right to propose new secondary source indicators (e.g., ‘Pulse’) to become designated source indicators of such party. To qualify as a designated source indicator, certain specified criteria must be met, including that the indicator has not been used as a material indicator by the non-proposing party or its affiliates over the previous seven years. If The ADT Corporation were unable to object to Tyco’s proposal for a new designated source indicator by successfully asserting that the new indicator did not meet the requisite criteria, The ADT Corporation would subsequently be precluded from using, registering, or attempting to register such indicator in any jurisdiction, including the United States and Canada, whether alone or in connection with an ADT brand. While The ADT Corporation and Tyco are each required to (i) adhere to specified quality control standards with respect to the use of the subject trademarks in their respective jurisdictions, (ii) cooperate with respect to enforcement in their respective territories, and (iii) cooperate to avoid and correct any potential or actual customer confusion over the proper ownership of the ADT brand in any particular territory, it is nonetheless possible that dilution, infringement, or customer confusion may result from the arrangement.
Infringement of our intellectual property rights could negatively affect us.
We rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality provisions, and licensing arrangements to establish and protect our proprietary rights. We cannot guarantee, however, that the steps we have taken to protect our intellectual property rights will be adequate to prevent infringement of our rights or misappropriation of our intellectual property or technology. Adverse events affecting the use of our trademarks could affect our use of those trademarks and negatively impact our brands. In addition, if we expand our business outside of the United States and Canada in the future, effective patent, trademark, copyright, and trade secret protection may be unavailable or limited in some jurisdictions. Furthermore, while we enter into confidentiality agreements with certain of our employees and third parties to protect our intellectual property, such confidentiality agreements could be breached or otherwise may not provide meaningful protection for our confidential information, trade secrets and know-how related to the design, manufacture, or operation of our products and services. If it becomes necessary for us to resort to litigation to protect our intellectual property rights, any proceedings could be burdensome and costly, and we may not prevail. Further, adequate remedies may not be available in the event of an unauthorized use or disclosure of our confidential information, trade secrets, or know-how. If we fail to successfully enforce our intellectual property rights, our competitive position could suffer, which could materially adversely affect our business, financial condition, results of operations, and cash flows.
Allegations that we have infringed upon the intellectual property rights of third parties could negatively affect us.
We may be subject to claims of intellectual property infringement by third parties. In particular, as our services have expanded, we have become subject to claims alleging infringement of intellectual property, including litigation brought by special purpose or so-called “non-practicing” entities that focus solely on extracting royalties and settlements by alleging infringement and threatening enforcement of patent rights. These companies typically have little or no business or operations, and there are few effective deterrents available to prevent such companies from filing patent infringement lawsuits against us. In addition, we rely on licenses and other arrangements with third parties covering intellectual property related to the products and services that we market. Notwithstanding these arrangements, we could be at risk for infringement claims from third parties. Additionally, while The ADT Corporation is party to a patent agreement with Tyco, which generally includes a covenant by Tyco not to bring an action against The ADT Corporation alleging that the manufacture, use, or sale of any products or services in existence as of the date of The ADT Corporation’s separation from Tyco infringes any patents owned or controlled by Tyco and used by The ADT Corporation on or prior to such date, such agreement does not protect the Company, including The ADT Corporation, from infringement claims for future product or service expansions. In general, if a court determines that one or more of our services infringes on intellectual property rights owned by others, we may be required to cease marketing those services, to obtain licenses from the holders of the intellectual property at a material cost or on unfavorable terms, or to take other potentially costly or burdensome actions to avoid infringing third-party intellectual property rights. The litigation process is costly and subject to inherent uncertainties, and we may not prevail in litigation matters regardless of the merits of our position. Intellectual property lawsuits or claims may become extremely disruptive if the plaintiffs succeed in blocking the trade of our products and services and may have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We are subject to credit risk and other risks associated with our dealers.
Under the standard alarm monitoring contract acquisition agreements that we enter into with our dealers, if a subscriber terminates their service with us during the first twelve months after the alarm monitoring contract has been acquired, the dealer is typically required to elect between substituting another alarm monitoring contract for the terminating alarm monitoring contract or compensating us in an amount based on the original acquisition cost of the terminating alarm monitoring contract. We are subject to the risk that dealers will breach their obligation to provide a comparable substitute alarm monitoring contract for a terminating alarm monitoring contract or compensate us in an amount based on the original acquisition cost of the terminating alarm monitoring contract. Although we withhold specified amounts from the acquisition cost paid to dealers for alarm monitoring contracts (“holdback”), which may be used to satisfy or offset these and other applicable dealer obligations under the alarm monitoring contract acquisition agreements, there can be no guarantee that these amounts will be sufficient to satisfy or offset the full extent of the default by a dealer of its obligations under its agreement. If the holdback does prove insufficient to cover dealer obligations, we are also subject to the credit risk that the dealers may not have sufficient funds to compensate us or that any such dealer will otherwise breach its obligation to compensate us for a terminating alarm monitoring contract. To the extent defaults by dealers of the obligations under their agreements are greater than anticipated, our business, financial condition, and results of operations could be materially adversely affected.
Our dealers may expose us to additional risks.
We are subject to reputational risks that may arise from the actions of our dealers and their employees, independent contractors, and other agents that are wholly or partially beyond our control, such as violations of our marketing policies and procedures as well as any failure to comply with applicable laws and regulations. If our dealers engage in marketing practices that are not in compliance with local laws and regulations, we may be in breach of such laws and regulations, which may result in regulatory proceedings and potential penalties that could materially impact our financial results, and results of operations. In addition, unauthorized activities in connection with sales efforts by employees, independent contractors, and other agents or our dealers, including calling consumers in violation of the Telephone Consumer Protection Act and predatory door-to-door sales tactics and fraudulent misrepresentations, could subject us to governmental investigations and class action lawsuits for, among others, false advertising and deceptive trade practice damage claims, against which we will be required to defend. Such defense efforts will be costly and time-consuming, there can be no assurance that such defense efforts will be successful, and could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We may be subject to securities class actions and other lawsuits which may harm our business and results of operations.
We have previously been subject to securities class actions in connection with issues that arose prior to our acquisition of The ADT Corporation while it was still a publicly traded company. Following certain periods of volatility in the market price of The ADT Corporation’s securities, The ADT Corporation became the subject of securities litigation as described in The ADT Corporation’s filings with the SEC. We may be subject to additional suits in the future in connection with volatility in the market price for our securities or in connection with issues that may have arisen prior to our acquisition of The ADT Corporation. This type of litigation may be lengthy, and may result in substantial costs and a diversion of management’s attention and resources. Results cannot be predicted with certainty and an adverse outcome in such litigation could result in monetary damages or injunctive relief that could materially adversely affect our business, results of operations, financial condition and cash flows.
In addition, we are currently and may in the future become subject to legal proceedings and commercial or contractual disputes. These are typically claims that arise in the normal course of business, including, without limitation, commercial or contractual disputes with our suppliers; intellectual property matters; third-party liability, including product liability claims; and employment claims. There is a possibility that such claims may have a material adverse effect on our results of operations that is greater than we anticipate and/or negatively affect our reputation.
Increasing government regulation of telemarketing, email marketing, door-to-door sales and other marketing methods may increase our costs and restrict the operation and growth of our business.
We rely on telemarketing, email marketing, door-to-door sales, and other marketing methods conducted internally and through third parties to generate a substantial number of leads for our business. The telemarketing and email marketing services industries are subject to an increasing amount of regulation in the United States and Canada. Regulations have been issued in the FTC and the FCC and in Canada by the CRTC that place restrictions on unsolicited telephone calls to residential and wireless telephone subscribers, whether direct dial or by means of automatic telephone dialing systems, prerecorded, or artificial voice messages and telephone fax machines, and require us to maintain a “do not call” list and to train our personnel to comply with these restrictions. In the United States, the FTC regulates sales practices generally and email marketing and telemarketing specifically and has broad authority to prohibit a variety of advertising or marketing practices that may constitute “unfair or deceptive acts or practices.” Most of the statutes and regulations in the United States applicable to telemarketing and email marketing allow a private right of action for the recovery of damages or provide for enforcement by the FTC and FCC, state attorneys general, or state agencies permitting the recovery of significant civil or criminal penalties, costs and attorneys’ fees if regulations are violated. In Canada, the CRTC enforces the Unsolicited Telecommunications Rules restricting unsolicited communications from telemarketers using direct dial, automatic dialing and announcing devices and fax. The CRTC also enforces the Canadian Anti-Spam Law (“CASL”), which prohibits the sending of commercial emails without prior consent of the consumer or an existing business relationship and sets forth rules governing the sending of commercial emails. Rules have been approved under CASL to allow private rights of action for the recovery of damages, which rules may come into force at any time. CASL also allows the CRTC to recover significant civil penalties, costs, and legal fees if email or telemarketing regulations are violated. We strive to comply with all such applicable regulations, but provide no assurance that we, our authorized dealers or third parties that we rely on for telemarketing, email marketing, and other lead generation activities will be in compliance with all applicable regulations at all times. Although our contractual arrangements with our authorized dealers, affinity marketing partners, and other third parties generally require them to comply with all such regulations and to indemnify us for damages arising from their failure to do so, we can provide no assurance that the FTC, FCC, CRTC, private litigants, or others will not attempt to hold us responsible for any unlawful acts conducted by our authorized dealers, affinity marketing partners and other third parties or that we could successfully enforce or collect upon any indemnities. Additionally, certain FCC rulings and FTC enforcement actions may support the legal position that we may be held vicariously liable for the actions of third parties, including any telemarketing violations by our independent, third-party authorized dealers that are performed without our authorization or that are otherwise prohibited by our policies. The FCC, the FTC, and the CRTC have relied on certain actions to support the notion of vicarious liability, including, but not limited to, the use of the company brand or trademark, the authorization or approval of telemarketing scripts, or the sharing of consumer prospect lists. Changes in such regulations or the interpretation thereof that further restrict such activities could result in a material reduction in the number of leads for our business and could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Our business operates in a regulated industry.
Our operations and employees are subject to various federal, state, provincial, and local laws and regulations in the United States and Canada in such areas as consumer protection, occupational licensing, environmental protection, labor and employment, tax, and other laws and regulations. Most states and provinces in which we operate have licensing laws directed specifically toward the security services industry. Our business relies heavily upon the use of both wireline and wireless telecommunications to communicate signals, and telecommunications companies are regulated by federal, state, provincial, and local governments.
In certain jurisdictions, we are required to obtain licenses or permits to comply with standards governing employee selection and training and to meet certain standards in the conduct of our business. The loss of such licenses or permits or the imposition of conditions to the granting or retention of such licenses or permits could have a material adverse effect on us. Furthermore, in certain jurisdictions, certain security systems must meet fire and building codes to be installed, and it is possible that our current or future products and service offerings will fail to meet such codes, which could require us to make costly modifications to our products and services or to forego marketing in certain jurisdictions.
We must also comply with numerous federal, state, provincial, and local laws and regulations that govern matters relating to our interactions with residential customers, including those pertaining to privacy and data security, consumer financial and credit transactions, home improvement contracts, warranties, and door-to-door solicitation. These laws and regulations are dynamic and subject to potentially differing interpretations, and various federal, state, provincial, and local legislative and regulatory bodies may initiate investigations, expand current laws or regulations, or enact new laws and regulations, regarding these matters. As we expand our product and service offerings and enter into new jurisdictions, we may be subject to more expansive regulation and oversight. For example, as a result of our acquisition of DataShield, we are expanding our cybersecurity services and exploring markets outside of United States and Canada, and we will need to identify and comply with laws and regulations that apply to such services in the relevant jurisdictions. In addition, any financing or lending activity will subject us to various rules and regulations, such as the U.S. federal Truth in Lending Act and analogous U.S. state and Canadian federal and provincial legislation.
Changes in these laws or regulations or their interpretation could dramatically affect how we do business, acquire customers, and manage and use information we collect from and about current and prospective customers and the costs associated therewith. We strive to comply with all applicable laws and regulations relating to our interactions with all customers. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices.

Changes in laws or regulations could require us to change the way we operate or to utilize resources to maintain compliance, which could increase costs or otherwise disrupt operations. In addition, failure to comply with any applicable laws or regulations could result in substantial fines or revocation of our operating permits and licenses. If laws and regulations were to change or if we or our products failed to comply with them, our business, financial condition, results of operations, and cash flows could be materially adversely affected.
We could be assessed penalties for false alarms.
Some local governments impose assessments, fines, penalties, and limitations on either customers or the alarm companies for false alarms. Certain municipalities have adopted ordinances under which both permit and alarm dispatch fees are charged directly to the alarm companies. Our alarm service contracts generally allow us to pass these charges on to customers, but we may not be able to collect these charges if customers are unwilling or unable to pay them and such outcome may materially and adversely affect our operating results. Furthermore, our customers may elect to terminate or not renew our services if assessments, fines, or penalties for false alarms become significant. If more local governments were to impose assessments, fines, or penalties, our customer base, financial condition, results of operations, and cash flows could be materially adversely affected.
Police departments could refuse to respond to calls from monitored security service companies.
Police departments in certain U.S. and Canadian jurisdictions do not respond to calls from monitored security service companies unless certain conditions are met, such as video or other verification or eyewitness accounts of suspicious activities, either as a matter of policy or by local ordinance. We offer video verification in certain jurisdictions which increases costs of some security systems, which may increase costs to customers. As an alternative to video cameras in some jurisdictions, we have offered affected customers the option of receiving response from private guard companies, at least as an initial means to verify suspicious activities. In most cases this is accomplished through contracts with private guard companies, which increases the overall cost to customers. If more police departments were to refuse to respond or be prohibited from responding to calls from monitored security service companies unless certain conditions are met, such as video or other verification or eyewitness accounts of suspicious activities, our ability to attract and retain customers could be negatively impacted and our business, financial condition, results of operations, and cash flows could be materially adversely affected.
Adoption of statutes and governmental policies purporting to characterize certain of our charges as unlawful may adversely affect our business.
Generally, if a customer cancels their contract with us prior to the end of the initial contract term, other than in accordance with the contract, we may charge the customer an early cancellation fee. Consumer protection policies or legal precedents could be proposed or adopted to restrict the charges we can impose upon contract cancellation. Such initiatives could compel us to increase our prices during the initial term of our contracts and consequently lead to less demand for our services and increased customer attrition. Adverse judicial determinations regarding these matters could cause us to incur legal exposure to customers against whom such charges have been imposed and expose us to the risk that certain of our customers may seek to recover such charges through litigation, including class action lawsuits. In addition, the costs of defending such litigation and enforcement actions could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
In the absence of regulation, certain providers of Internet access may block our services or charge their customers more for using our services, or government regulations relating to the Internet could change, which could materially adversely affect our revenue and growth.
Our interactive and home automation services are primarily accessed through the Internet and our security monitoring services, including those utilizing video streaming, are increasingly delivered using Internet technologies. Users who access our services through mobile devices, such as smart phones, laptops, and tablet computers must have a high-speed Internet connection, such as Wi-Fi, 3G, or 4G, to use our services. Currently, this access is provided by telecommunications companies and Internet access service providers that have significant and increasing market power in the broadband and Internet access marketplace. In the absence of government regulation, these providers could take measures that affect their customers’ ability to use our products and services, such as degrading the quality of the data packets we transmit over their lines, giving our packets low priority, giving other packets higher priority than ours, blocking our packets entirely, or attempting to charge their customers more for using our products and services. To the extent that Internet service providers implement usage-based pricing, including meaningful bandwidth caps, or otherwise try to monetize access to their networks, we could incur greater operating expenses and customer acquisition and retention could be negatively impacted. Furthermore, to the extent network operators were to create tiers of Internet access service and either charge us for or prohibit our services from being available to our customers through these tiers, our business could be negatively impacted. Some of these providers also offer products and services that directly compete with our own offerings, which could potentially give them a competitive advantage. While actions like these by Canadian providers would violate the net neutrality rules adopted by the CRTC described below, the FCC recently rolled back net neutrality protections in the United States as described below and most other countries have not adopted formal net neutrality or open Internet rules.
In 2009, the CRTC adopted Internet traffic management practices aimed at providing stronger net neutrality protections, and preventing Canadian Internet service providers from engaging in traffic shaping that are “unjustly discriminatory” or “unduly preferential.” On February 26, 2015, the FCC reclassified broadband Internet access services in the United States as a telecommunications service subject to some elements of common carrier regulation, including the obligation to provide service on just and reasonable terms, and adopted specific net neutrality rules prohibiting the blocking, throttling or “paid prioritization” of content or services. However, in May 2017, the FCC issued a notice of proposed rulemaking to roll back net neutrality rules and return to a “light touch” regulatory framework. Consistent with this notice, on December 14, 2017, the FCC once again classified broadband Internet access service as an unregulated information service and repealed the specific rules against blocking, throttling or “paid prioritization” of content or services. It retained a rule requiring Internet service providers to disclose their practices to consumers, entrepreneurs and the FCC. A number of parties have already stated they would appeal this order and it is possible Congress may adopt legislation restoring some net neutrality requirements. The elimination of net neutrality rules and any changes to the rules could affect the market for broadband Internet access service in a way that impacts our business. For example, if Internet access providers provide better Internet access for their own alarm monitoring or interactive services that compete with ADT’s services or limit the bandwidth and speed for the transmission of data from ADT equipment, the demand for our services could be depressed or the costs of services we provide could increase.
Goodwill and other identifiable intangible assets represent a significant portion of our total assets, and we may never realize the full value of our intangible assets.
As of December 31, 2017, we had approximately $13 billion of goodwill and identifiable intangible assets, excluding deferred financing costs. Goodwill and other identifiable intangible assets are recorded at fair value on the date of acquisition. We review such assets for impairment at least annually. Impairment may result from, among other things, deterioration in performance; adverse market conditions; adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products and services we offer; challenges to the validity of certain registered intellectual property; reduced sales of certain products or services incorporating registered intellectual property; increased attrition; and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of goodwill or other identifiable intangible assets could have a material adverse effect on our financial condition and results of operations.
We have significant deferred tax assets, and any impairments of or valuation allowances against these deferred tax assets in the future could materially adversely affect our results of operations, financial condition, and cash flows.
We are subject to income taxes in the United States and Canada and in various state, territorial, provincial, and local jurisdictions. The amount of income taxes we pay is subject to our interpretation and application of tax laws in jurisdictions in which we file. Changes in current or future laws or regulations, the imposition of new or changed tax laws or regulations or new related interpretations by taxing authorities in the jurisdictions in which we file could materially adversely affect our financial condition, results of operations, and cash flows.
Our future consolidated federal and state income tax liability may be significantly reduced by tax credits and tax net operating loss (“NOL”) carryforwards available to us under the applicable tax codes. Each of ASG, Protection One, and The ADT Corporation had material NOL carryforwards prior to our acquisition of such entity. Our ability to fully utilize these deferred tax assets, however, may be limited for various reasons, such as if projected future taxable income becomes insufficient to recognize the full benefit of our NOL carryforwards prior to their expirations. If a corporation experiences an “ownership change,” Sections 382 and 383 of the Code (as defined herein) provide annual limitations with respect to the ability of a corporation to utilize its NOL (as well as certain built-in losses) and tax credit carryforwards against future U.S. taxable income. In general, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of the corporation by more than 50 percentage points over a three-year testing period.
Our acquisitions of The ADT Corporation, ASG, and Protection One resulted in an ownership change of each of those entities. Our ability to fully utilize the NOL carryforwards of those entities is subject to the limitations under Section 382 of the Code. We do not expect that this limitation will impact our ability to utilize these tax attributes (NOLs). However, it is possible that future changes in the direct or indirect ownership in our equity might result in additional ownership changes that may trigger the imposition of additional limitations under Section 382 of the Code with respect to these tax attributes.
In addition, audits by the U.S. Internal Revenue Service (“IRS”) as well as state, territorial, provincial, and local tax authorities could reduce our tax attributes and/or subject us to tax liabilities if tax authorities make adverse determinations with respect to our

NOL or tax credits carryforwards. The Company is currently subject to federal income tax audits covering the 2010-2013 tax years. During the third quarter of 2017, the Company was notified by the IRS of its intent to disallow amortization deductions claimed on the Company’s $987 million trademark. The Company intends to challenge this decision before the Appeals Division of the IRS. If the Company were to lose the dispute, it would result in minimal cash tax liabilities to ADT, no impact to the Company’s income statement, but material loss to the Company’s NOL deferred tax asset. The Company strongly disagrees with the IRS’s position and maintains that the deductions claimed are appropriate. The Company intends to vigorously defend its originally filed tax return position. There can be no assurance that adjustments that would reduce the Company’s tax attributes or otherwise affect the Company’s tax liability will not be proposed by the IRS with respect to these tax years. Further, any future disallowance of some or all of our tax credits or NOL carryforwards as a result of legislative change could materially adversely affect our tax obligations. Accordingly, there can be no assurance that in the future we will not be subject to increased taxation or experience limitations with respect to recognizing the benefits of our NOL carryforwards and other tax attributes. Any such increase in taxation or limitation of benefits could have a material adverse effect on our financial condition, results of operations, or cash flows. Finally, in 2016, the IRS commenced an audit of the Company related to the 2013 tax year. The issue discussed above related to the amortization of the Company’s trademark being disputed with the IRS would have a carryforward impact into ADT’s 2013 tax year and forward. As of the date of this report, we do not believe this audit will impair the Company’s tax attributes.
U.S. federal income tax reform could adversely affect us.
On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act” legislation (“Tax Reform”), which significantly reforms the U.S. Internal Revenue Code. The new legislation, among other things, includes changes to U.S. federal tax rates, imposes significant limitations on the deductibility of interest, allows for the full expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a modified territorial system. In response to Tax Reform, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) that allows companies to record provisional estimates of the effects of the legislative change, and a one-year measurement period to finalize the accounting of those effects. Our net deferred tax assets and liabilities have been revalued at the newly enacted U.S. corporate rate, and provisional amounts associated with the legislation have been recognized in our tax benefit for the year ended December 31, 2017. Tax Reform includes complex changes, which are subject to interpretation by various tax authorities such as the Treasury Department and the IRS, and may differ from our preliminary interpretations and analysis. State and local tax authorities also need to assess the impacts to their jurisdictions, and may enact changes to their existing laws in response to the changes that have been enacted at the federal level. We expect the various tax authorities to issue their respective interpretations and guidance, and we will continue to assess the impact to our business accordingly. Adjustments may be needed to the provisional amounts recorded in our 2017 financial statements, and these adjustments may materially impact our financial statements in the period in which the adjustments are made. We do not expect Tax Reform to have a material impact to our projection of minimal cash taxes or to our NOLs.
We are exposed to greater risks of liability for employee acts or omissions or system failures than may be inherent in other businesses.
If a customer or third party believes that it has suffered harm to person or property due to an actual or alleged act or omission of one of our authorized dealers, employees, independent contractors, or other agents, or a security or interactive system failure, they (or their insurers) may pursue legal action against us, and the cost of defending the legal action and of any judgment against us could be substantial. In particular, because our products and services are intended to help protect lives and real and personal property, we may have greater exposure to litigation risks than businesses that provide other commercial, consumer, and small business products and services. Our standard customer contracts contain a series of risk-mitigation provisions that serve to limit our liability and/or limit a claimant’s ability to pursue legal action; however, in the event of litigation with respect to such matters, it is possible that these risk-mitigation provisions may be deemed not applicable or unenforceable and, regardless of the ultimate outcome, we may incur significant costs of defense that could materially adversely affect our business, financial condition, results of operations, and cash flows, and there can be no assurance that any such defense efforts will be successful.
If we are unable to recruit and retain key personnel, including an effective sales force, our ability to manage our business could be materially and adversely affected.
Our success will depend in part upon the continued services of our management team and sales representatives. Our ability to recruit and retain key personnel for management positions and effective sales representatives could be impacted adversely by the competitive environment for management and sales talent. The loss, incapacity, or unavailability for any reason of key members of our management team and the inability or delay in hiring new key employees, including sales force personnel, could materially adversely affect our ability to manage our business and our future operational and financial results.

The loss of our senior management could disrupt our business.
Our senior management is important to the success of our business because there is significant competition for executive personnel with experience in the security and home automation industry. As a result of this need and the competition for a limited pool of industry-based executive experience, we may not be able to retain our existing senior management. In addition, we may not be able to fill new positions or vacancies created by expansion or turnover. Moreover, we do not currently have and do not expect to have in the future “key person” insurance on the lives of any member of our senior management. The loss of any member of our senior management team without retaining a suitable replacement (either from inside or outside our existing management team) could have a material adverse effect on our business, financial condition, and results of operations.
Adverse developments in our relationship with our employees could materially and adversely affect our business, results of operations, and financial condition.
As of December 31, 2017, approximately 1,800 of our employees at various sites, or approximately 10% of our total workforce, were represented by unions and covered by collective bargaining agreements. We are currently party to approximately 38 collective bargaining agreements in the United States and Canada. Almost one-third of these agreements are up for renewal in any given year. We cannot predict the outcome of negotiations of the collective bargaining agreements covering our employees. If we are unable to reach new agreements or renew existing agreements, employees subject to collective bargaining agreements may engage in strikes, work slowdowns, or other labor actions, which could materially disrupt our ability to provide services. New labor agreements or the renewal of existing agreements may impose significant new costs on us, which could materially adversely affect our financial condition and results of operations in the future.
We may be required to make indemnification payments relating to The ADT Corporation’s separation from Tyco.
In connection with its separation from Tyco, The ADT Corporation entered into a tax sharing agreement (the “2012 Tax Sharing Agreement”) with Tyco and Pentair Ltd., formerly Tyco Flow Control International, Ltd. (“Pentair”), which governs the rights and obligations of The ADT Corporation, Tyco, and Pentair for certain pre-separation tax liabilities. The 2012 Tax Sharing Agreement provides that The ADT Corporation, Tyco, and Pentair will share (i) certain pre-separation income tax liabilities that arise from adjustments made by tax authorities to The ADT Corporation’s, Tyco’s, and Pentair’s U.S. and certain non-U.S. income tax returns, and (ii) payments required to be made by Tyco in respect of a tax sharing agreement it entered into in connection with a 2007 spinoff transaction (collectively, “Shared Tax Liabilities”). Tyco is responsible for the first $500 million of Shared Tax Liabilities. The ADT Corporation and Pentair share 58% and 42%, respectively, of the next $225 million of Shared Tax Liabilities. The ADT Corporation, Tyco, and Pentair share 27.5%, 52.5%, and 20.0%, respectively, of Shared Tax Liabilities above $725 million. In addition, The ADT Corporation retained sole liability for certain specified U.S. and non-U.S. income and non-income tax items. In 2010, The ADT Corporation acquired Broadview Security, a business formerly owned by The Brink’s Company. In connection with Broadview Security’s separation from The Brink’s Company, in 2008 it entered into a tax sharing agreement, which allocates historical and separation related tax liabilities between Broadview Security and The Brink’s Company (the “2008 Tax Sharing Agreement”). Under the 2012 Tax Sharing Agreement, The ADT Corporation bears 100% of all tax liabilities related to Broadview Security, including any tax liability that may be asserted under the 2008 Tax Sharing Agreement. To our knowledge, no such tax liability has been asserted to date.
Under the terms of the 2012 Tax Sharing Agreement, Tyco controls all U.S. income tax audits relating to the pre-separation taxable period (including the separation itself). Tyco has been subject to federal income tax audits for the 1997—2009 tax years, and has resolved all aspects of its disputes before the U.S. Tax Court and before the Appeals Division of the IRS for audit cycles 1997 through 2009. The resolution had an immaterial impact on the Company’s financial position, results of operations, and cash flows. The 2010 through 2012 tax years are still under review with the IRS.
In addition, under the terms of the 2012 Tax Sharing Agreement, in the event the distribution of The ADT Corporation’s common shares to the Tyco stockholders, the distribution of Pentair common shares to the Tyco stockholders, or certain internal transactions undertaken in connection therewith were determined to be taxable as a result of actions taken by The ADT Corporation, Pentair, or Tyco after the distributions, the party responsible for such failure would be responsible for all taxes imposed on The ADT Corporation, Pentair, or Tyco as a result thereof. If such failure is not the result of actions taken after the distributions by The ADT Corporation, Pentair, or Tyco, then The ADT Corporation, Pentair, and Tyco would be responsible for any distribution taxes imposed on The ADT Corporation, Pentair, or Tyco as a result of such determination in the same manner and in the same proportions as the Shared Tax Liabilities.
See Note 7 “Income Taxes” and Note 8 “Commitments and Contingencies” to the accompanying consolidated financial statements for further discussion.

We may be subject to liability for obligations of The Brink’s Company under the Coal Act or other coal-related liabilities of The Brink’s Company.
On May 14, 2010, The ADT Corporation acquired Broadview Security, a business formerly owned by The Brink’s Company. Under the Coal Industry Retiree Health Benefit Act of 1992, as amended (the “Coal Act”), The Brink’s Company and its majority-owned subsidiaries as of July 20, 1992 (including certain legal entities acquired in the Broadview Security acquisition) are jointly and severally liable with certain of The Brink’s Company’s other current and former subsidiaries for health care coverage obligations provided for by the Coal Act. A Voluntary Employees’ Beneficiary Association (“VEBA”) trust has been established by The Brink’s Company to pay for these liabilities, although the trust may have insufficient funds to satisfy all future obligations. We cannot rule out the possibility that certain legal entities acquired in the Broadview Security acquisition may also be liable for other liabilities in connection with The Brink’s Company’s former coal operations. At the time of the separation of Broadview Security from The Brink’s Company in 2008, Broadview Security entered into an agreement pursuant to which The Brink’s Company agreed to indemnify it for any and all liabilities and expenses related to The Brink’s Company’s former coal operations, including any health care coverage obligations. The Brink’s Company has agreed that this indemnification survives The ADT Corporation’s acquisition of Broadview Security. We in turn agreed to indemnify Tyco for such liabilities in our separation from it. We have evaluated Broadview Security’s potential liability under the Coal Act and otherwise with respect to The Brink’s Company’s former coal operations as a contingency in light of all known facts, including the funding of the VEBA, indemnification provided by The Brink’s Company and the absence of any such claims against us to date. We have concluded that no accrual is necessary due to the existence of the indemnification and our belief that The Brink’s Company and VEBA will be able to satisfy all future obligations under the Coal Act and any other coal-related liabilities of The Brink’s Company. However, if The Brink’s Company and the VEBA are unable to satisfy all such obligations, we could be held liable, which could have a material adverse effect on our financial condition, results of operations and cash flows.
Risks Related to our Indebtedness
Our substantial indebtedness could materially adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and prevent us from making debt service payments.
As of December 31, 2017, on a consolidated basis, we had $10.4 billion face value of outstanding indebtedness (excluding capital leases) and $795 million accumulated stated value of the Koch Preferred Securities. The dividend obligation on the Koch Preferred Securities is recorded in interest expense.
During the year ended December 31, 2017, excluding borrowings and payments under our Revolving Credit Facilities (as defined in Note 5 “Debt” to the accompanying consolidated financial statements) and capital lease obligations, our cash flow used for debt service totaled $682 million, which includes scheduled quarterly principal payments of the First Lien Term B-1 Loan of $27 million, interest payments on our debt of $614 million, and dividend payments of $41 million associated with the Koch Preferred Securities. Furthermore, we repaid $140 million of borrowings under our Revolving Credit Facilities and paid $6 million of other interest payments primarily related to our Revolving Credit Facilities and capital lease obligations.
During the year ended December 31, 2017, our cash flows from operating activities totaled $1,592 million, which includes interest paid on our debt of $620 million described above as well as dividends of $41 million related to the Koch Preferred Securities. As such, our cash flows from operating activities (before giving effect to the payment of interest and dividends) amounted to $2,253 million. Cash payments used to service our debt represented approximately 30% of our net cash flows from operating activities (before giving effect to the payment of interest).
Our substantial indebtedness and the restrictive covenants under the agreements governing such indebtedness could:

•	limit our ability to borrow money for our working capital, capital expenditures, debt service requirements, strategic initiatives, or other purposes;

•
make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the agreements governing our indebtedness;

•	require us to dedicate a substantial portion of our cash flow from operations to the repayment of our indebtedness, thereby reducing funds available to us for other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our operations or business;

•	make us more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	make us more vulnerable to downturns in our business or the economy;

•	restrict us from making strategic acquisitions, engaging in development activities, introducing new technologies, or exploiting business opportunities;

•	cause us to make non-strategic divestitures;

•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds or dispose of assets; or

•	expose us to the risk of increased interest rates, as certain of our borrowings are at variable rates of interest.
In addition, the agreements governing our indebtedness contain restrictive covenants that may limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of substantially all of our indebtedness.
Despite our substantial indebtedness, we may still be able to incur significantly more debt, which could intensify the risks associated with our substantial indebtedness.
We and our subsidiaries may be able to incur substantial indebtedness in the future. Although the terms of the agreements governing our indebtedness contain certain restrictions on our and our subsidiaries’ ability to incur additional indebtedness, these restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. Additionally, the covenants under any future debt instruments could allow us to incur a significant amount of additional indebtedness. The more leveraged we become, the more we, and in turn our security holders, will be exposed to certain risks described above under “—Our substantial indebtedness could materially adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and prevent us from making debt service payments.”
We may not be able to generate sufficient cash to service all of our indebtedness and to fund our working capital and capital expenditures, and may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful.
Our ability to satisfy our debt obligations depends upon, among other things:

•
our future financial and operating performance (including the realization of any cost savings described herein), which will be affected by prevailing economic, industry, and competitive conditions and financial, business, legislative, regulatory and other factors, many of which are beyond our control; and

•
our future ability to borrow under our Revolving Credit Facilities, the availability of which depends on, among other things, our complying with the covenants in the credit agreement governing such facilities.

We can provide no assurance that our business will generate cash flow from operations, or that we will be able to draw under our Revolving Credit Facilities or otherwise, in an amount sufficient to fund our liquidity needs.
If our cash flows and capital resources are insufficient to service our indebtedness, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital, or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of existing or future debt agreements may restrict us from adopting some of these alternatives. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value or at all. Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due. Our Sponsor and its affiliates have no continuing obligation to provide us with debt or equity financing. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, could result in a material adverse effect on our business, financial condition and results of operations and could negatively impact our ability to satisfy our obligations under our indebtedness.
If we cannot make scheduled payments on our indebtedness, we will be in default and holders of the Prime Notes and the ADT Notes could declare all outstanding principal and interest to be due and payable, the lenders under our Revolving Credit Facilities could terminate their commitments to loan money, our secured lenders (including the lenders under our First Lien Credit Facilities (as defined herein) and the holders of the Notes) could foreclose against the assets securing the indebtedness owing to them, and we could be forced into bankruptcy or liquidation.

If our indebtedness is accelerated, we may need to repay or refinance all or a portion of our indebtedness before maturity. There can be no assurance that we will be able to obtain sufficient funds to enable us to repay or refinance our debt obligations on commercially reasonable terms, or at all.
Our debt agreements contain restrictions that limit our flexibility.
Our debt agreements contain, and any future indebtedness of ours would likely contain, a number of covenants that impose significant operating and financial restrictions on us, including restrictions on our and our subsidiaries’ ability to, among other things:

•	incur additional debt, guarantee indebtedness, or issue certain preferred equity interests;

•	pay dividends on or make distributions in respect of, or repurchase or redeem, our capital stock, or make other restricted payments;
•prepay, redeem, or repurchase certain debt;
•make loans or certain investments;
•sell certain assets;
•create liens on certain assets;
•consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets;
•enter into certain transactions with our affiliates;
•alter the businesses we conduct;
•enter into agreements restricting our subsidiaries’ ability to pay dividends; and
•designate our subsidiaries as unrestricted subsidiaries.
As a result of these covenants, we will be limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs.
We have pledged a significant portion of our assets as collateral under our debt agreements. If any of the holders of our indebtedness accelerate the repayment of such indebtedness, there can be no assurance that we will have sufficient assets to repay our indebtedness.
A failure to comply with the covenants under our debt agreements or any future indebtedness could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business, financial condition, and results of operations. In the event of any such default, the lenders thereunder:

•	will not be required to lend any additional amounts to us;

•	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable; or

•	could require us to apply all of our available cash to repay these borrowings.
Such actions by the lenders could cause cross-defaults under our other indebtedness. If we are unable to repay those amounts, our secured lenders (including the lenders under our Credit Facilities and the holders of the Prime Notes and the ADT Notes) could proceed against the collateral granted to them to secure that indebtedness.
If any of our outstanding indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full.
Our variable-rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Borrowings under our Credit Facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on certain of our variable-rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Assuming our Revolving Credit Facilities are fully drawn, each 0.125% change in assumed blended interest rates under the Credit Facilities would result in a $4 million change in annual interest expense on indebtedness under our Credit Facilities. We currently have entered into, and in the future we may continue to enter into, interest rate swaps that involve the exchange of floating for fixed-rate interest payments to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable-rate indebtedness, and any such swaps may not fully mitigate our interest rate risk, may prove disadvantageous, or may create additional risks.
The certificate of designation and other definitive agreements governing the Koch Preferred Securities contain certain designations, rights, preferences, powers, restrictions and limitations that could materially and adversely affect our business, results of operations, and financial condition.
Under the certificate of designation and other definitive agreements governing the Koch Preferred Securities, the Koch Preferred Securities are required to be redeemed on May 2, 2030. Although we intend to redeem the Koch Preferred Securities in full prior to that time, if the Koch Preferred Securities remain outstanding, we will be required to redeem all remaining Koch Preferred Securities on May 2, 2030. There can be no assurance that we will have sufficient funds available to redeem in full the Koch Preferred Securities at such time.
Upon consummation of our IPO, in January 2018, we deposited $750 million in cash into a separate account (the “Segregated Account”), which may only be used by the Company to redeem the Koch Preferred Securities (in whole or in part, from time to time). In the event that we consummate an underwritten public offering of shares of our common stock following the IPO, but prior to the date that all Koch Preferred Securities have been redeemed in full, we are required to increase the cash amount deposited in the Segregated Account to an amount sufficient to redeem the Koch Preferred Securities as of certain dates. We have agreed with the Koch Investor to maintain at all times the balance of the Segregated Account in an amount equal to at least the Minimum Segregated Account Amount (as defined in Note 6 “Mandatorily Redeemable Preferred Securities” to our audited consolidated financial statements) until the Koch Preferred Securities have been redeemed in full. If we do not maintain the Minimum Segregated Account Amount at any time, we will be required to redeem the Koch Preferred Securities in full. There can be no assurance that we will have sufficient funds available to redeem in full the Koch Preferred Securities at such time.
The certificate of designation and other definitive agreements governing the Koch Preferred Securities also contain certain other designations, rights, preferences, powers, restrictions, and limitations that could require us to redeem all or a portion of the Koch Preferred Securities or require that we obtain the consent of the holders of a majority of the Koch Preferred Securities before taking certain actions or entering into certain transactions. Such designations, rights, preferences, powers, restrictions, and limitations could hinder or delay our operations and materially and adversely affect our business, results of operations, and financial condition. For example, prior to the redemption of the Koch Preferred Securities in full, the Company and its subsidiaries are subject to certain affirmative and negative covenants, such as engaging in transactions with affiliates and paying dividends on our common stock, among other things, under the certificate of designation and other definitive agreements governing the Koch Preferred Securities. See Note 6 “Mandatorily Redeemable Preferred Securities” to the accompanying consolidated financial statements for further discussion.
Risks Related to the Ownership of our Common Stock
Our stock price may fluctuate significantly.
The market price of our common stock could vary significantly as a result of a number of factors, some of which are beyond our control. In the event of a drop in the market price of our common stock, you could lose a substantial part or all of your investment in our common stock. The following factors could affect our stock price:

•	our operating and financial performance and prospects;

•	quarterly variations in the rate of growth (if any) of our financial indicators, such as net income per share, net income and revenues;

•	the public reaction to our press releases, our other public announcements and our filings with the SEC;

•	strategic actions by our competitors;

•	changes in operating performance and the stock market valuations of other companies;

•	announcements related to litigation;

•	our failure to meet revenue or earnings estimates made by research analysts or other investors;

•	changes in revenue or earnings estimates, or changes in recommendations or withdrawal of research coverage, by equity research analysts;

•	speculation in the press or investment community;

•	sales of our common stock by us or our stockholders, or the perception that such sales may occur;

•	changes in accounting principles, policies, guidance, interpretations, or standards;

•	additions or departures of key management personnel;

•	actions by our stockholders;

•	general market conditions;

•	domestic and international economic, legal, and regulatory factors unrelated to our performance;

•	material weakness in our internal controls over financial reporting; and

•	the realization of any risks described under this “Risk Factors” section, or other risks that may materialize in the future.
The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. Such litigation, if instituted against us, could result in very substantial costs, divert our management’s attention and resources, and harm our business, financial condition, and results of operations.
We will incur significant costs and devote substantial management time as a result of operating as a public company.
As a public company, we will continue to incur significant legal, accounting, and other expenses. For example, we will be required to comply with certain of the requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC, and the rules of the New York Stock Exchange (“NYSE”), including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. We expect that compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to continue incurring significant expenses and to devote substantial management effort toward ensuring compliance with the requirements of the Sarbanes-Oxley Act. In that regard, we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.
In addition, we continue to integrate the financial reporting systems of the Protection One, ASG and The ADT Corporation. Successfully implementing our business plan and complying with the Sarbanes-Oxley Act and other regulations described above requires us to be able to prepare timely and accurate financial statements. Any delay in this implementation of, or disruption in, the transition to new or enhanced systems, procedures, or controls, may cause us to present restatements or cause our operations to suffer, and we may be unable to conclude that our internal controls over financial reporting are effective and to obtain an unqualified report on internal controls from our auditors.
We continue to be controlled by Apollo, and Apollo’s interests may conflict with our interests and the interests of other stockholders.
As of the date of this report, Apollo has the power to elect a majority of our directors. Therefore, individuals affiliated with Apollo will have effective control over the outcome of votes on all matters requiring approval by our stockholders, including entering into significant corporate transactions such as mergers, tender offers, and the sale of all or substantially all of our assets and issuance of additional debt or equity. The interests of Apollo and its affiliates, including funds affiliated with Apollo, could conflict with or differ from our interests or the interests of our other stockholders. For example, the concentration of ownership held by funds affiliated with Apollo could delay, defer, or prevent a change in control of our company or impede a merger, takeover, or other business combination which may otherwise be favorable for us. Additionally, Apollo and its affiliates are in the business of making investments in companies and may, from time to time, acquire and hold interests in or provide advice to businesses that compete directly or indirectly with us, or are suppliers or customers of ours. Apollo and its affiliates may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to

us. Any such investment may increase the potential for the conflicts of interest discussed in this risk factor. So long as funds affiliated with Apollo continue to directly or indirectly own a significant amount of our equity, even if such amount is less than 50%, Apollo and its affiliates will continue to be able to substantially influence or effectively control our ability to enter into corporate transactions. In addition, we have an executive committee that serves at the discretion of our board of directors and is composed of two Apollo designees and our CEO, who are authorized to exercise all of the powers of our board of directors (subject to certain exceptions) when the board of directors is not in session that the executive committee reasonably determines are appropriate. See “Item 10. Directors, Executive Officers and Corporate Governance—Board Committees—Executive Committee” for further discussion.
We are a “controlled company” within the meaning of the NYSE rules and, as a result, qualify for and intend to rely on exemptions from certain corporate governance requirements.
Apollo controls a majority of the voting power of our outstanding voting stock, and as a result, we are a controlled company within the meaning of the NYSE corporate governance standards. Under the NYSE rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a controlled company and may elect not to comply with certain corporate governance requirements, including the requirements that:

•	a majority of the board of directors consist of independent directors;

•	the nominating and corporate governance committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

•	the compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	there be an annual performance evaluation of the nominating and corporate governance and compensation committees.
We intend to utilize these exemptions as long as we remain a controlled company. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.
Our organizational documents may impede or discourage a takeover, which could deprive our investors of the opportunity to receive a premium on their shares.
Provisions of our amended and restated certificate of incorporation and amended and restated bylaws may make it more difficult for, or prevent a third party from, acquiring control of us without the approval of our board of directors. These provisions include:

•	providing that our board of directors will be divided into three classes, with each class of directors serving staggered three-year terms;

•
providing for the removal of directors only for cause and only upon the affirmative vote of the holders of at least 66 2/3% in voting power of all the then-outstanding shares of stock of the Company entitled to vote thereon, voting together as a single class, if less than 50.1% of our outstanding common stock is beneficially owned by funds affiliated with Apollo;

•
empowering only the board to fill any vacancy on our board of directors (other than in respect of a Sponsor Director (as defined below)), whether such vacancy occurs as a result of an increase in the number of directors or otherwise;

•	authorizing the issuance of “blank check” preferred stock without any need for action by stockholders;

•	prohibiting stockholders from acting by written consent if less than 50.1% of our outstanding common stock is beneficially owned by funds affiliated with Apollo;

•
to the extent permitted by law, prohibiting stockholders from calling a special meeting of stockholders if less than 50.1% of our outstanding common stock is beneficially owned by funds affiliated with Apollo; and

•	establishing advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.
Additionally, Section 203 of the Delaware General Corporation Law (the “DGCL”) prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, unless the business combination is approved in a prescribed manner. An interested stockholder includes a person, individually or together with any other interested stockholder, who within the last three years has owned 15% of our voting stock. However, our amended and restated certificate of incorporation, which became effective on the consummation of the IPO, includes a provision that restricts us from engaging in any business combination with an interested stockholder for three years following the date that person becomes an interested stockholder. Such restrictions shall not apply to any business combination between our Sponsor and any affiliate thereof or their direct and indirect transferees, on the one hand, and us, on the other.
Our issuance of shares of preferred stock could delay or prevent a change in control of the Company. Following the expected redemption of the Koch Preferred Securities, our board of directors shall have the authority to cause us to issue, without any further vote or action by the stockholders, shares of preferred stock, par value $0.01 per share, in one or more series, to designate the number of shares constituting any series, and to fix the rights, preferences, privileges, and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices, and liquidation preferences of such series. The issuance of shares of our preferred stock may have the effect of delaying, deferring, or preventing a change in control without further action by the stockholders, even where stockholders are offered a premium for their shares.
In addition, as long as funds affiliated with or managed by Apollo beneficially own a majority of our outstanding common stock, Apollo will be able to control all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, and certain corporate transactions. Together, these charter, bylaw and statutory provisions could make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our common stock. Furthermore, the existence of the foregoing provisions, as well as the significant common stock beneficially owned by funds affiliated with Apollo and its right to nominate a specified number of directors in certain circumstances, could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquisitions of the Company, thereby reducing the likelihood that holders of our common stock could receive a premium for their common stock in an acquisition.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf; (b) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees, or agents to us or our stockholders; (c) any action asserting a claim arising pursuant to any provision of the DGCL or of our amended and restated certificate of incorporation or our amended and restated bylaws; or (d) any action asserting a claim related to or involving the Company that is governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition and results of operations.
Our amended and restated certificate of incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities.
In connection with the ADT Acquisition in May 2016, funds affiliated with or managed by Apollo and certain other investors in our indirect parent entities (the “Co-Investors”) received certain rights, including the right to designate one person to serve as a director (such director, the “Co-Investor Designee”) as long as such Co-Investor’s ownership exceeds a specified threshold. As of March 8, 2018, one Co-Investor has the right to designate a Co-Investor Designee. In addition, the Koch Investor has the right, so long as the Koch Investor holds at least 25% of the Koch Preferred Securities, to (i) designate one director to our board (the “Koch Investor Designee”) and (ii) designate up to two observers to our board. Under the Stockholders Agreement (see “Certain Relationships and Related Transactions and Director Independence—Stockholders Agreement”), Ultimate Parent has the right, but not the obligation, to nominate the Co-Investor Designee, and the Koch Investor Designee to serve as members of our board of directors. Ultimate Parent’s right to nominate the Co-Investor Designee and the Koch Investor Designee is in addition to Ultimate Parent’s right to nominate a specified percentage of the directors (the “Apollo Designees”) based on the percentage of our outstanding common stock beneficially owned by the Sponsor (see “Certain Relationships and Related Transactions and Director Independence - Stockholders Agreement”).
Under our amended and restated certificate of incorporation, none of Apollo, the one Co-Investor that maintains a right to appoint a director, the Koch Investor, or any of their respective portfolio companies, funds, or other affiliates, or any of their officers, directors, agents, stockholders, members, or partners have any duty to refrain from engaging, directly or indirectly, in the same business activities, similar business activities, or lines of business in which we operate. In addition, our amended and restated certificate of incorporation provides that, to the fullest extent permitted by law, no officer or director of ours who is also an officer, director, employee, managing director, or other affiliate of Apollo, the Co-Investor, or the Koch Investor will be liable to us or our stockholders for breach of any fiduciary duty by reason of the fact that any such individual directs a corporate opportunity to Apollo, the Co-Investor, or the Koch Investor, as applicable, instead of us, or does not communicate information regarding a corporate opportunity to us that the officer, director, employee, managing director, or other affiliate has directed to Apollo, the Co-Investor, or the Koch Investor, as applicable. For instance, a director of our company who also serves as a director, officer, or employee of Apollo, the Co-Investor, the Koch Investor, or any of their respective portfolio companies, funds, or other affiliates may pursue certain acquisitions or other opportunities that may be complementary to our business and, as a result, such acquisition or other opportunities may not be available to us. As of the date of this report, this provision of our amended and restated certificate of incorporation relates only to the Apollo Designees, the Co-Investor Designee, and the Koch Investor Designee. There are currently eleven directors of our Company, six of whom are Apollo Designees, one of which is a Co-Investor Designee, and one of which is a Koch Investor Designee. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations, or prospects if attractive corporate opportunities are allocated by Apollo, the Co-Investor, or the Koch Investor to itself or their respective portfolio companies, funds, or other affiliates instead of to us.
We are a holding company and rely on dividends, distributions, and other payments, advances, and transfers of funds from our subsidiaries to meet our obligations.
We are a holding company that does not conduct any business operations of our own. As a result, we are largely dependent upon cash dividends and distributions and other transfers, including for payments in respect of our indebtedness, from our subsidiaries to meet our obligations. The agreements governing the indebtedness of our subsidiaries impose restrictions on our subsidiaries’ ability to pay dividends or other distributions to us. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Each of our subsidiaries is a distinct legal entity, and under certain circumstances legal and contractual restrictions may limit our ability to obtain cash from them and we may be limited in our ability to cause any future joint ventures to distribute their earnings to us. The deterioration of the earnings from, or other available assets of, our subsidiaries for any reason could also limit or impair their ability to pay dividends or other distributions to us.
You may be diluted by the future issuance of additional common stock or convertible securities in connection with our incentive plans, acquisitions or otherwise, which could adversely affect our stock price.
Our amended and restated certificate of incorporation authorizes us to issue shares of common stock and options, rights, warrants and appreciation rights relating to common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. Refer to Note 12 “Share-Based Compensation” to the accompanying consolidated financial statements for details of the number of options outstanding, which are exercisable into shares of our common stock, and “Item 11. Executive Compensation” for details of shares reserved and issuable under our new equity incentive plan. Any common stock that we issue, including under our new equity incentive plan or other equity incentive plans that we may adopt in the future, as well as under outstanding options would dilute the percentage ownership held by holders of our common stock. From time to time in the future, we may also issue additional shares of our common stock or securities convertible into common stock pursuant to a variety of transactions, including acquisitions. Our issuance of additional shares of our common stock or securities convertible into our common stock would dilute the percentage ownership of the Company held by holders of our common stock and the sale of a significant amount of such shares in the public market could adversely affect prevailing market prices of our common stock.
Future sales of our common stock in the public market, or the perception in the public market that such sales may occur, could reduce our stock price.
The number of outstanding shares of common stock includes shares beneficially owned by Apollo and certain of our employees, that are “restricted securities,” as defined under Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), and eligible for sale in the public market subject to the requirements of Rule 144. We, each of our officers and directors, Apollo, and substantially all of our existing stockholders have agreed that (subject to certain exceptions), for a lock-up period of 180 days after the IPO, we and they will not, without the prior written consent of certain underwriters dispose of any shares of common stock or any securities convertible into or exchangeable for our common stock. Following the expiration of the applicable lock-up period, all of the issued and outstanding shares of our common stock will be eligible for future sale, subject to the applicable volume, manner of sale, holding periods, and other limitations of Rule 144. Certain underwriters may, in their sole discretion, release all or any portion of the shares subject to lock-up agreements at any time and for any reason. In addition, Apollo has certain rights to require us to register the sale of common stock held by Apollo, including in connection with underwritten offerings. Sales of significant amounts of stock in the public market upon expiration of lock-up agreements, the perception that such sales may occur, or early release of any lock-up agreements, could adversely affect prevailing market prices of our common stock or make it more difficult for you to sell your shares of common stock at a time and price that you deem appropriate. See “Item 12. Security

Ownership of Certain Beneficial Owners and Management” for further details on the number of shares of our common stock beneficially owned by Apollo and certain of our employee.
There can be no assurances that a viable public market for our common stock will be maintained.
Prior to the IPO, our common stock was not traded on any market. An active, liquid, and orderly trading market for our common stock may not be maintained. Active, liquid, and orderly trading markets usually result in less price volatility and more efficiency in carrying out investors’ purchase and sale orders. We cannot predict the extent to which investor interest in our common stock will result in an ongoing active trading market on the NYSE or otherwise or how liquid that market will be. If an active public market for our common stock is not sustained, it may be difficult for holders of our common stock to sell their shares at a price that is attractive or at all.
If securities or industry analysts do not publish research or reports about our business or publish negative reports, our stock price could decline.
The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover our company downgrades our common stock or if our operating results do not meet their expectations, our stock price could decline.
We may issue preferred securities, the terms of which could adversely affect the voting power or value of our common stock.
Our amended and restated certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred securities having such designations, preferences, limitations, and relative rights, including preferences over our common stock respecting dividends and distributions, as our board of directors may determine. The terms of one or more classes or series of preferred securities could adversely impact the voting power or value of our common stock. For example, we might grant holders of preferred securities the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred securities could affect the residual value of the common stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
We currently operate through a network of over 200 sales and service offices, 12 U.L.-listed monitoring centers, seven customer and field support locations, two national sales call centers, and two regional distribution centers, located throughout the United States and Canada.
The majority of the properties described above are leased. We lease approximately 2.5 million square feet of space in the United States, including approximately 150 thousand square feet of office space for our corporate headquarters located in Boca Raton, Florida. We lease this property under a long-term operating lease with a third party. We also own approximately 478 thousand square feet of space throughout the United States.
We lease approximately 250 thousand square feet of space in Canada in support of our Canadian operations.
We believe our properties are adequate and suitable for our business as presently conducted and are adequately maintained.
ITEM 3. LEGAL PROCEEDINGS.
We are subject to various claims and lawsuits in the ordinary course of business, including from time to time, contractual disputes, employment matters, product and general liability claims, claims that the Company has infringed on the intellectual property rights of others, claims related to alleged security system failures, and consumer and employment class actions. In the ordinary course of business, we are also subject to regulatory and governmental examinations, information requests and subpoenas, inquiries, investigations, and threatened legal actions and proceedings. In connection with such formal and informal inquiries, we receive numerous requests, subpoenas, and orders for documents, testimony, and information in connection with various aspects of our activities. We have recorded accruals for losses that we believe are probable to occur and are reasonably estimable. Refer to Note 8 “Commitments and Contingencies” to the accompanying consolidated financial statements for further discussion.

ITEM 4. MINE SAFETY DISCLOSURES.
Not Applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information for our Common Stock
On January 23, 2018, we consummated an IPO of 105,000,000 shares of our common stock at an initial public offering price of $14.00 per share pursuant to a Registration Statement on Form S-1 (Registration No. 333-222233), which was declared effective by the SEC on January 18, 2018. We are listed on the NYSE under the symbol “ADT.” Prior to that time, there was no public market for our common stock.
Stockholders of Record
As of March 8, 2018, there were 62 shareholders of record of our common stock. This does not include the number of stockholders who hold our common stock through banks, brokers and other financial institutions.
Dividend Policy
On February 16, 2017, we paid a dividend in an aggregate amount of $550 million to our equity holders and Ultimate Parent, which primarily included distributions to our Sponsor. On April 18, 2017, we paid an additional dividend of $200 million to our equity holders and Ultimate Parent, which primarily included distributions to our Sponsor. We did not declare any dividends during the year ended December 31, 2016.
We intend to declare and pay dividends on our common stock in the foreseeable future, although any declaration and payment of cash dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as earning levels, cash flows, capital requirements, levels of indebtedness, restrictions imposed by applicable law, our overall financial condition, restrictions in our debt agreements and the restrictions in the Koch Preferred Securities, and any other factors deemed relevant by our board of directors. While the certificate of designation of the Koch Preferred Securities restricts the Company from paying dividends on its common stock, the Koch Investor has consented to a one-time distribution in an aggregate amount not to exceed $50 million, in the event the Company elects to declare and pay a dividend on its common stock prior to June 30, 2018. See Note 6 “Mandatorily Redeemable Preferred Securities” to the accompanying consolidated financial statements.
As a holding company, our ability to pay dividends depends on our receipt of cash dividends from our operating subsidiaries. Our ability to pay dividends will therefore be restricted as a result of restrictions on their ability to pay dividends to us under the Credit Facilities, the Prime Notes, the ADT Notes, and under future indebtedness that we or they may incur. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 13 “Equity” to the accompanying consolidated financial statements.
Equity Compensation Plans
The following table provides information as of December 31, 2017 with respect to ADT’s common shares issuable under its equity compensation plan. All numbers in the following table are presented before giving effect to the 1.681-for-1 stock split of our common stock (the “Stock Split”) that was effected on January 4, 2018.

	Equity Compensation Plan
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(b)
Equity compensation plans approved by stockholders:
2016 Equity Incentive Plan (1)	2,880,920	$11.41	22,116,580

Equity compensation plans not approved by stockholders	—		—
Total	2,880,920		22,116,580

(1)
The ADT Inc. 2016 Equity Incentive Plan provides for the award of stock options, restricted stock units, and other equity and equity-based awards to our board of directors, officers, and non-officer employees. Amount shown in column denoted by (a) includes 1,429,904 of service-based and 1,451,016 of performance-based shares that may be issued upon the exercise of stock options.

Recent Sales of Unregistered Securities
Set forth below is information regarding securities sold or granted by us during the year ended December 31, 2017 that were not registered under the Securities Act. Also included is the consideration, if any, received by us for such securities and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed for such sales and grants. Such information is rounded to the nearest whole number, except per share data.
All share numbers regarding recent sales of unregistered securities are presented before giving effect to the Stock Split that was effected on January 4, 2018, unless otherwise noted in this section.
Options

•	On March 27, 2017, we issued 855,556 options to acquire shares of our common stock to certain employees pursuant to our 2016 Equity Incentive Plan.

•	On June 29, 2017, we issued 279,253 options to acquire shares of our common stock to certain employees pursuant to our 2016 Equity Incentive Plan.

•	On August 21, 2017, we issued 50,000 options to acquire shares of our common stock to certain employees pursuant to our 2016 Equity Incentive Plan.
Common Stock

•	On June 28, 2017, we issued 24,217 shares of our common stock to Ultimate Parent for total proceeds of approximately $290 thousand.

•	On October 17, 2017, we issued 3,771 shares of our common stock to Ultimate Parent.

•	On October 18, 2017, we issued 1,111 shares of our common stock to a former employee upon such former employee’s exercise of his vested options.

•	On October 27, 2017, we issued 12,108 shares of our common stock to Ultimate Parent for total proceeds of approximately $200 thousand.

•	On November 3, 2017, we issued 1,389 shares of our common stock to a former employee upon such former employee’s exercise of his vested options.

•	On January 4, 2018, we effected a stock split whereby our issued and outstanding shares of common stock were reclassified as 641,118,571 shares of our common stock.
Furthermore, on January 22, 2018, we issued 20,636,766 shares of our common stock to Ultimate Parent.
Except as otherwise noted above, these transactions were exempt from registration pursuant to Section 4(a)(2) of the Securities Act, as they were transactions by an issuer that did not involve a public offering of securities.

Use of Proceeds from Registered Securities
In January 2018, in connection with the IPO, we received gross proceeds of approximately $1,470 million, or $1,415 million after reflecting underwriting discounts of approximately $55 million. On February 21, 2018, we used approximately $649 million from the IPO to redeem $594 million aggregate principal amount of the Prime Notes and paid the related call premium. In addition, upon consummation of the IPO, we deposited $750 million of the net proceeds into the Segregated Account, which amount will be used to redeem the Koch Preferred Securities at a future date. The remaining proceeds will be used to pay other fees and expenses related to the IPO or for general corporate purposes.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the year ended December 31, 2017.
ITEM 6. SELECTED FINANCIAL DATA.
The selected financial data presented in the table below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying consolidated financial statements and the related notes included elsewhere in this Annual Report. The selected consolidated balance sheet data as of December 31, 2017 and 2016 (Successor) and the related selected consolidated statements of operations data for the years ended December 31, 2017 and 2016, and for the period from May 15, 2015 (“Inception”) through December 31, 2015, and for the Predecessor period from January 1, 2015 through June 30, 2015, have been derived from our audited financial statements included elsewhere in this this Annual Report. The selected consolidated balance sheet data as of December 31, 2015 (Successor), and December 31, 2014 and December 31, 2013 for the Predecessor, and the related selected consolidated statements of operations data for the years ended December 31, 2014 and December 31, 2013, have been derived from our audited financial statements not included in this Annual Report.
Prior to the Formation Transactions on July 1, 2015, ADT Inc. was a holding company with no assets or liabilities, and Protection One is the predecessor of ADT Inc. for accounting purposes. Our historical financial data through June 30, 2015 consists solely of Protection One’s historical financial data. From July 1, 2015, which was also the date of the ASG Acquisition, our selected financial data includes ASG’s financial data in addition to the financial data of Protection One. Additionally, on May 2, 2016, we acquired The ADT Corporation. Our selected financial data beginning May 2, 2016 also includes The ADT Corporation’s selected financial data. Historical results are not necessarily indicative of the results to be expected in the future.

		Successor			Predecessor
(in thousands, except per share data)	Year Ended December 31, 2017	Year Ended December 31, 2016 (a)	From Inception through December 31, 2015(a)	Period from January 1, 2015 through June 30, 2015(a)	Year Ended December 31, 2014	Year Ended December 31, 2013
Statement of Operations Data:
Total Revenue	$4,315,502	$2,949,766	$311,567	$237,709	$466,557	$429,277
Operating income (loss)	282,439	(229,315)	(39,774)	11,232	42,302	26,138
Net income (loss)	342,627	(536,587)	(54,253)	(18,591)	(18,488)	(38,585)

Net income (loss) per share:
Basic	$0.53	$(0.84)	$(0.08)	$(185,910)	$(184,880)	$(385,850)
Diluted	$0.53	$(0.84)	$(0.08)	$(185,910)	$(184,880)	$(385,850)
Weighted-average shares used to compute net income (loss) per share
Basic(b)	641,074	640,725	640,723	0.1	0.1	0.1
Diluted(b)	641,074	640,725	640,723	0.1	0.1	0.1

Cash dividends declared per common share	$1.17	$—	$—	$—	$—	$—

Balance Sheet Data (at period end):
Cash and cash equivalents	$122,899	$75,891	$15,759		$89,834	$3,365
Total assets(c)	17,014,820	17,176,481	2,319,515		1,099,531	1,011,930
Total debt(c)	10,169,186	9,509,970	1,346,958		872,904	775,910
Mandatorily redeemable preferred securities(d)	682,449	633,691	—		—	—
Total liabilities(c)	13,581,708	13,371,505	1,616,618		1,057,639	955,882
Total stockholders' equity(d)(e)	3,433,112	3,804,976	702,897		41,892	56,048
_________________

(a)
During the third quarter of 2015 and second quarter of 2016, we completed the Formation Transactions and the ADT Acquisition, respectively. The impact of these transactions on our operating results has been included from the dates of these acquisitions. Refer to Note 3 “Acquisitions” to the accompanying consolidated financial statements for further discussion.

(b)
The weighted-average share numbers are presented after giving effect to the 1.681-for-1 stock split of our common stock that was effected on January 4, 2018, and have been adjusted retroactively for the Successor periods presented.

(c)
Total assets and total liabilities for 2015, 2014, and 2013 were adjusted to reflect the impact of the accounting standards adopted in 2016 related to the presentation of debt issuance costs and income taxes. Total debt for these years was also adjusted to reflect the impact from the accounting standard adoption related to the presentation of debt issuance costs.

(d)
On May 2, 2016, ADT Inc. issued 750,000 shares of the Koch Preferred Securities and Ultimate Parent issued the Warrants to the Koch Investor for aggregate consideration of $750 million. Of this amount, $659 million, net of issuance costs of $27 million, was allocated to the Koch Preferred Securities and reflected as a liability in our Consolidated Balance Sheets. The remaining $91 million in proceeds was allocated to the Warrants, and was contributed by Ultimate Parent in the form of common equity to us, net of $4 million in issuance costs. Refer to Note 6 “Mandatorily Redeemable Preferred Securities” to the accompanying consolidated financial statements for additional information. The proceeds from these issuances were used to fund a portion of the ADT Acquisition and to pay related fees and expenses. Dividends of $41 million and $53 million were paid during the years ended December 31, 2017 and 2016, respectively. Such dividends are recorded in interest expense, net in the Consolidated Statements of Operations. In addition, during the third and fourth quarters of 2017, in lieu of declaring and paying a dividend on the Koch Preferred Securities, we elected to increase the accumulated stated value of such securities, which increased mandatorily redeemable preferred securities on our Consolidated Balance Sheet by approximately $45 million as of December 31, 2017.

(e)
During the year ended December 31, 2017, we paid $750 million of dividends to our equity holders and Ultimate Parent, which primarily included distributions to our Sponsor. Such dividends are presented on the Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2017.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
INTRODUCTION
The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report to enhance the understanding of our financial condition, changes in financial condition, and results of operations. The following discussion and analysis contains forward-looking statements about our business, operations, and financial performance based on current plans and estimates that involve risks, uncertainties, and assumptions. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause such differences are discussed in the sections of this Annual Report titled “Item 1A. Risk Factors” and “Cautionary Statements Regarding Forward-Looking Statements.”
OVERVIEW
We are the leading provider of monitored security, interactive home and business automation, and related monitoring services in the United States and Canada. We offer our residential, commercial, and multi-site customers a comprehensive set of burglary, video, access control, fire and smoke alarm, and medical alert solutions. Our core professionally monitored security offering is complemented by a broad set of innovative products and services, including interactive home and business automation solutions that are designed to control access, react to movement, and sense carbon monoxide, flooding, and changes in temperature or other environmental conditions, as well as address personal emergencies, such as injuries, medical emergencies, or incapacitation. These products and services include interactive technologies to enhance our monitored solutions and to allow our customers to remotely manage their residential and commercial environments by adding increased automation through video, access control, and other smart-building functionality. Through our interactive offerings, customers can use their smart phones, tablets, and laptops to arm and disarm their security systems, adjust lighting or thermostat levels, view real-time video of their premises, and program customizable schedules for the management of a range of smart home products.
In addition, we offer professional monitoring of third-party devices by enabling other companies to integrate solutions into our monitoring and billing platform. This allows us to provide monitoring solutions to customers who do not currently have an ADT security system or interactive automation platform installed on premise.
As of December 31, 2017, we serve approximately 7.2 million customers, excluding contracts monitored but not owned. We are one of the largest full-service companies with a national footprint providing both residential and commercial monitored security. We deliver an integrated customer experience by maintaining the industry’s largest sales, installation, and service field force, as well as a 24/7 professional monitoring network, all supported by approximately 18,000 employees.
BASIS OF PRESENTATION
On July 1, 2015, we acquired Protection One (the “Protection One Acquisition”). Additionally, on July 1, 2015, we acquired ASG (the “ASG Acquisition” and together with the Protection One Acquisition, the “Formation Transactions”).
On May 2, 2016, we acquired The ADT Corporation (the “ADT Acquisition”). Prior to the ADT Acquisition, The ADT Corporation was a publicly traded corporation listed on The New York Stock Exchange.
Protection One is the predecessor of ADT Inc. for accounting purposes. The period presented prior to the Protection One Acquisition is comprised solely of Predecessor activity and is hereinafter referred to as the “Predecessor.” The period presented after the Successor’s (as defined herein) inception on May 15, 2015 (“Inception”) is comprised of our activity, which is, prior to the ADT Acquisition on May 2, 2016, the collective activity of Protection One and ASG, and after the ADT Acquisition on May 2, 2016, the collective activity of The ADT Corporation, Protection One, and ASG, and is hereinafter referred to as the “Successor.”
All financial information presented in this section has been prepared in U.S. dollars in accordance with generally accepted accounting principles in the United States of America (“GAAP”).
We report financial and operating information in one segment. Our operating segment is also our reportable segment. We have presented results of operations, including the related discussion and analysis, for the following periods:

•	year ended December 31, 2017 compared to year ended December 31, 2016; and

•
year ended December 31, 2016 compared to the period from Inception through December 31, 2015 (Successor) and the period from January 1, 2015 through June 30, 2015 (Predecessor) (collectively, the “Successor and Predecessor 2015 Periods”).

FACTORS AFFECTING OPERATING RESULTS
Our subscriber-based business requires significant upfront investment to generate new customers, which in turn provides predictable contractual recurring revenue generated from our monitoring fees and additional services. We focus on the following key drivers of our business with the intent of optimizing returns on new customer acquisition expenditures and cash flow generation: best-in-class customer service; increased customer retention; disciplined, high-quality customer additions; efficient customer acquisition; and reduced costs incurred to provide ongoing services to customers.
Our ability to add new subscribers depends on the overall demand for our products and solutions, which is driven by a number of external factors. The overall economic condition in the geographies in which we operate can impact our ability to attract new customers and grow our business in all customer channels. Growth in our residential customer base can be influenced by the overall state of the housing market. Growth in our commercial and multi-site customer base can be influenced by the rate at which new businesses begin operating or existing businesses grow. The demand for our products and solutions is also impacted by the perceived threat of crime, as well as the quality of the service of our competitors.
The monthly fees that we generate from any individual customer depend primarily on the customer’s level of service. We offer a wide range of services at various price points from basic burglar alarm monitoring to our full suite of interactive services. Our ability to increase monthly fees at the individual customer level depends on a number of factors, including our ability to effectively introduce and market additional features and services that increase the value of our offerings to customers, which we believe drives customers to purchase higher levels of service and supports our ability to make periodic adjustments to pricing.
Attrition has a direct impact on the number of customers we monitor and service, as well as our financial results, including revenues, operating income, and cash flows. A portion of our customer base can be expected to cancel its service every year. Customers may choose not to renew or may terminate their contracts for a variety of reasons, including, but not limited to, relocation, cost, loss to competition, or service issues.
Hurricanes
During the year ended December 31, 2017, there were three hurricanes impacting certain areas in which we operate that resulted in power outages and service disruptions to certain of our customers. The financial impact from these hurricanes to the year ended December 31, 2017 results was not material. We will continue to evaluate any potential financial and business impacts these hurricanes may have on future periods.
Public Company Costs
As a result of our IPO, we will incur additional legal, accounting, board compensation, and other expenses that we did not previously incur, including costs associated with SEC reporting and corporate governance requirements. These requirements include compliance with the Sarbanes-Oxley Act of 2002, as amended, as well as other rules implemented by the SEC and the national securities exchanges. Our financial statements following our IPO will reflect the impact of these expenses.
SIGNIFICANT EVENTS
The comparability of our results of operations has been significantly impacted by the following:
On July 1, 2015, we consummated the Formation Transactions. The Formation Transactions were funded by a combination of equity invested by our Sponsor and the Predecessor’s management of $755 million, as well as borrowings under (i) the first lien credit facilities, which included a $1,095 million term loan facility and a $95 million revolving credit facility, and (ii) a $260 million second lien term loan facility.
On May 2, 2016, we consummated the ADT Acquisition which significantly increased our market share in the security industry, making us the largest monitored security company in the United States and Canada. Total consideration in connection with the ADT Acquisition was $12,114 million, which included the assumption of The ADT Corporation’s outstanding debt (inclusive of capital lease obligations) at a fair value of $3,551 million on the acquisition date, and cash of approximately $54 million.
We funded the ADT Acquisition, as well as related transaction costs, using the net proceeds from a combination of the following:

(i)	equity proceeds of $3,571 million, net of issuance costs, which resulted from equity issuances by the Company and Ultimate Parent to our Sponsor and certain other investors;

(ii)	incremental first lien term loan borrowings of $1,555 million and the issuance of $3,140 million of the Prime Notes; and

(iii)
issuance by ADT Inc. of 750,000 shares of the Koch Preferred Securities and issuance by Ultimate Parent of the Warrants to the Koch Investor for an aggregate amount of $750 million. We allocated $659 million to the Koch Preferred Securities, which is reflected net of issuance costs of $27 million as a liability in our Consolidated Balance Sheets. We allocated the remaining $91 million in proceeds to the Warrants, which was contributed by Ultimate Parent in the form of common equity to the Company, net of $4 million in issuance costs.

Refer to the Notes to Consolidated Financial Statements for further discussion.
KEY PERFORMANCE INDICATORS
In evaluating our financial results, we review the following key performance indicators.
Recurring Monthly Revenue (“RMR”). RMR is generated by contractual monthly recurring fees for monitoring and other recurring services provided to our customers, including contracts monitored but not owned. Our computation of RMR may not be comparable to other similarly titled measures reported by other companies. We believe the presentation of RMR is useful because it measures the volume of revenue under contract at a given point in time. Management monitors RMR, among other things, to evaluate our ongoing performance.
Gross Customer Revenue Attrition. Gross customer revenue attrition is defined as the recurring revenue lost as a result of customer attrition, net of dealer charge-backs and reinstated customers, excluding contracts monitored but not owned. Customer sites are considered canceled when all services are terminated. Dealer charge-backs represent customer cancellations charged back to the dealers because the customer canceled service during the charge-back period, generally twelve to fifteen months.
Gross customer revenue attrition is calculated on a trailing twelve-month basis, the numerator of which is the annualized recurring revenue lost during the period due to attrition, net of dealer charge-backs and reinstated customers, and the denominator of which is total annualized recurring revenue based on an average of recurring revenue under contract at the beginning of each month during the period. Recurring revenue is generated by contractual monthly recurring fees for monitoring and other recurring services provided to our customers.
Adjusted EBITDA. Adjusted EBITDA is a non-GAAP measure that we believe is useful to investors to measure the operational strength and performance of our business. Our definition of Adjusted EBITDA, a reconciliation of Adjusted EBITDA to net income (loss) (the most comparable GAAP measure), and additional information, including a description of the limitations relating to the use of Adjusted EBITDA, are provided under “—Non-GAAP Measures.”
Free Cash Flow. Free Cash Flow is a non-GAAP measure that our management employs to measure cash that is available to repay debt, make other investments, and pay dividends. Our definition of Free Cash Flow, a reconciliation of Free Cash Flow to net cash provided by operating activities (the most comparable GAAP measure), and additional information, including a description of the limitations relating to the use of Free Cash Flow, are provided under “—Non-GAAP Measures.”

RESULTS OF OPERATIONS
The following table sets forth our consolidated results of operations, summary cash flow data, and key performance indicators for the periods presented.

		Successor		Predecessor
(in thousands, except as otherwise indicated)	Year Ended December 31, 2017	Year Ended December 31, 2016	From Inception through December 31, 2015	Period from January 1, 2015 through June 30, 2015
Results of Operations:
Monitoring and related services	$4,029,279	$2,748,222	$238,257	$189,028
Installation and other	286,223	201,544	73,310	48,681
Total Revenue	4,315,502	2,949,766	311,567	237,709
Cost of revenue (exclusive of depreciation and amortization shown separately below)	895,736	693,430	148,521	100,591
Selling, general and administrative expenses	1,209,200	858,896	84,134	74,977
Depreciation and intangible asset amortization	1,863,299	1,232,967	83,650	41,548
Merger, restructuring, integration, and other costs	64,828	393,788	35,036	9,361
Operating income (loss)	282,439	(229,315)	(39,774)	11,232
Interest expense, net	(732,841)	(521,491)	(45,169)	(29,129)
Other income (expense)	28,716	(51,932)	325	331
Loss before income taxes	(421,686)	(802,738)	(84,618)	(17,566)
Income tax benefit (expense)	764,313	266,151	30,365	(1,025)
Net income (loss)	$342,627	$(536,587)	$(54,253)	$(18,591)

Summary Cash Flow Data:
Net cash provided by operating activities	$1,591,930	$617,523	$1,754	$34,556
Net cash used in investing activities	$(1,402,191)	$(9,384,869)	$(2,062,022)	$(39,638)
Net cash (used in) provided by financing activities	$(143,069)	$8,828,775	$2,076,027	$(6,212)

Key Performance Indicators:(1)
RMR	$334,810	$327,948	$40,142	$30,598
Gross customer revenue attrition (percent)(2)	13.7%	14.8%	15.9%	N/A
Adjusted EBITDA(3)	$2,352,803	$1,532,889	$104,828	$72,326
Free Cash Flow(3)	$225,361	$(336,672)	$(32,292)	$3,934
_______________________
N/A- Not applicable, or not meaningful in certain cases where combined presentation would be calculated on a different basis

(1)	Refer to the “—Key Performance Indicators” section for the definitions of these key performance indicators.

(2)	Gross customer revenue attrition (percent) is presented on a pro forma basis for The ADT Corporation business and ASG, as applicable.

(3)	Adjusted EBITDA and Free Cash Flow are non-GAAP measures. Refer to the “—Non-GAAP Measures” section for the definitions of these terms and reconciliations to the most comparable GAAP measures.
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Total Revenue
Monitoring and related services revenue increased by $1,281 million for the year ended December 31, 2017 as compared to 2016. This increase was largely attributable to incremental revenue in 2017 of approximately $1,168 million associated with The ADT Corporation business, which we acquired on May 2, 2016, and the amortization of deferred revenue as a result of the application of purchase accounting in connection with the ADT Acquisition that reduced revenue by $63 million during the year ended December 31, 2016.
The remainder of the increase in monitoring and related services revenue was primarily driven by an increase in contractual monthly recurring fees for monitoring and other recurring services, which was favorably impacted by an improvement in average pricing, partially offset by lower customer volume. The improvement in average pricing was driven by the addition of new customers at higher rates, largely due to an increase in interactive service customers as compared to total customer additions, as well as price escalations on our existing customer base. These factors also were the primary driver for an increase in RMR, which increased to $335 million as of December 31, 2017 from $328 million as of December 31, 2016. The lower customer volume resulted from negative net customer additions, which reflects improvements in gross customer revenue attrition of 1.1 percentage points. Both the negative net customer additions as well as the improvements in gross customer revenue attrition resulted from our enhanced focus on high quality customer additions through our disciplined customer selection process.
Installation and other revenue increased by $85 million for the year ended December 31, 2017 as compared to 2016. This increase primarily resulted from $49 million related to revenue from security equipment sold outright to customers in 2017, which includes approximately $10 million of incremental revenue associated with the operations of The ADT Corporation in 2017. Additionally, the increase in installation and other revenue resulted from $36 million of revenue related to the amortization of deferred installation revenue, which includes approximately $11 million of incremental deferred installation revenue associated with the operations of The ADT Corporation in 2017.
Cost of Revenue
Cost of revenue increased by $202 million for the year ended December 31, 2017 as compared to 2016. The increase in cost of revenue was primarily attributable to (i) an increase in field and maintenance service expenses of $89 million primarily associated with the operations of The ADT Corporation, including expenses incurred for service calls for customers who have maintenance contracts, and (ii) an increase in customer care expenses of $75 million. The increase in customer care expenses was primarily attributable to costs associated with the operations of The ADT Corporation, as well as investments associated with enhanced customer revenue attrition improvement initiatives, which was partially offset by reduced software license expenses related to a newly-adopted cloud computing standard. The remainder of the increase in cost of revenue was due to increased installation costs of approximately $38 million associated with a higher volume of sales where security related equipment is sold outright to customers.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $350 million for the year ended December 31, 2017 as compared to 2016. The increase in selling, general and administrative expenses was primarily attributable to incremental expenses associated with The ADT Corporation business of approximately $324 million. The remainder of the increase, excluding the impact from the incremental expenses associated with The ADT Corporation business, was primarily due to (i) $64 million of financing and consent fees incurred in 2017, and (ii) an increase related to the amortization of deferred subscriber acquisition costs of approximately $25 million. These costs were partially offset by (i) decreases in general and administrative and advertising expenses of $31 million that were primarily the result of synergies associated with the ADT Acquisition, and (ii) a decrease in radio conversion costs of $27 million.
Depreciation and Intangible Asset Amortization
Depreciation and intangible asset amortization expense increased by $630 million for the year ended December 31, 2017 as compared to 2016. This increase primarily related to depreciation and intangible asset amortization associated with the fair value of assets acquired in the ADT Acquisition, which primarily includes amortization of definite-lived intangible assets and depreciation of subscriber system assets. Additionally, the increase in depreciation and intangible asset amortization was also attributable to (i) customer contracts acquired under the ADT Authorized Dealer Program of $104 million, (ii) an increase in amortization expense of $42 million primarily associated with the Protection One trade name, which we began amortizing in July 2016, and (iii) amortization of software license expenses of $37 million related to a newly-adopted cloud computing accounting standard.
Merger, Restructuring, Integration, and Other Costs
Merger, restructuring, integration, and other costs decreased by $329 million for the year ended December 31, 2017 as compared to 2016. This decrease was primarily due to merger costs of $311 million associated with the ADT Acquisition incurred in 2016 and a decrease in restructuring charges of $33 million as a result of charges incurred in 2016 primarily related to the severance of certain former executives and employees of The ADT Corporation in connection with the ADT Acquisition. These charges were partially offset by an increase in integration expenses primarily associated with the integration of The ADT Corporation business, as well as an increase in impairment charges related to our cost method investments.

Interest Expense, Net
Net interest expense increased by $211 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. Net interest expense is primarily comprised of interest expense on our long-term debt and the dividend obligation associated with the Koch Preferred Securities. The increase in interest expense was primarily the result of an increase in borrowings to fund the ADT Acquisition, including dividends associated with the Koch Preferred Securities that are recorded as interest expense. Refer to “—Liquidity and Capital Resources” section for further discussion regarding our debt and interest.
Other Income (Expense)
Other income (expense) was attributable to net foreign currency gains of $24 million and losses of $16 million for the years ended December 31, 2017 and 2016, respectively, related to the translation of monetary assets and liabilities that are denominated in Canadian dollars, primarily due to intercompany loans. Also included in other income (expense) are losses on extinguishment of debt of $4 million and $28 million for the years ended December 31, 2017 and 2016, respectively, primarily related to the write-off of debt discount and issuance costs associated with the amendments and restatements to our First Lien Credit Facilities during 2017 and 2016, and the voluntary paydown of $260 million of the second lien notes, as defined herein, in July and October 2016. Other expense for the year ended December 31, 2016 further includes a net loss on the settlement of derivative contracts that were executed to hedge future cash flows associated with the ADT Acquisition.
Income Tax Benefit
Income tax benefit for the year ended December 31, 2017 was $764 million, resulting in an effective tax rate for the period of 181.3%. The effective tax rate for the year ended December 31, 2017 reflects the favorable impact of Tax Reform offset by the unfavorable impact of permanent tax adjustments.
Tax Reform was signed into law on December 22, 2017. The legislation, among other things, reduces the U.S. federal corporate income tax rate from 35.0% to 21.0%, imposes a mandatory one-time tax on accumulated earnings of foreign subsidiaries, imposes significant limitations on the deductibility of interest, allows for the full expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a modified territorial system. In response to Tax Reform, SAB 118 allows companies to record provisional estimates of the effects of the legislative change, and a one-year measurement period to finalize the accounting of those effects. As of December 31, 2017, we have not finalized our analysis of the implications of this legislative change; however, our net deferred tax assets and liabilities have been revalued at the newly enacted U.S. corporate rate, and provisional amounts associated with the legislative changes have been recognized in our tax benefit for the year ended December 31, 2017. The total provisional amount recorded as of December 31, 2017 is $690 million and includes a remeasurement of the Company’s net deferred tax assets and liabilities as well as the impact of the mandatory one-time tax on accumulated earnings of foreign subsidiaries. Tax reform includes complex changes that are subject to interpretation by various tax authorities such as the Treasury Department and the IRS, and these interpretations may differ from our preliminary interpretations and analysis. State and local tax authorities also need to assess the impacts to their jurisdictions and may enact changes to their existing laws in response to the changes that have been enacted at the federal level. We expect the various tax authorities to issue their respective interpretations and guidance, and we will continue to assess the impact to our business accordingly. Adjustments may be needed to the provisional amounts recorded in our 2017 financial statements, and these adjustments may materially impact our financial statements in the period in which the adjustments are made.
Income tax benefit for the year ended December 31, 2016 was $266 million, resulting in an effective tax rate for the period of 33.2%. The effective tax rate for the year ended December 31, 2016 primarily reflects the impact of permanent tax adjustments mainly related to non-deductible acquisition costs associated with the ADT Acquisition.
The effective tax rates for the years ended December 31, 2017 and 2016 reflect the tax impact of permanent tax adjustments, state tax expense, changes in tax laws, and non-U.S. net earnings. The effective tax rate can vary from period to period due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, recurring factors such as changes in the overall effective state tax rate, as well as fluctuations in pre-tax income or loss. Discrete items and permanent tax adjustments will have a greater impact on the effective tax rate when pre-tax income is lower. Refer to Note 7 “Income Taxes” to the accompanying consolidated financial statements for further discussion.

Year Ended December 31, 2016 Compared to the Period From Inception Through December 31, 2015 (Successor)
and the Period From January 1, 2015 Through June 30, 2015 (Predecessor)
Total Revenue
Monitoring and related services revenue amounted to $2,748 million for the year ended December 31, 2016 as compared to $238 million and $189 million for the period from Inception through December 31, 2015, and January 1, 2015 through June 30, 2015, respectively. The increase was primarily attributable to incremental revenue of approximately $2,227 million and $65 million associated with The ADT Corporation business and ASG business, respectively, which we acquired on May 2, 2016 and July 1, 2015, respectively. The increase in monitoring and related services revenue was also attributable to the amortization of deferred revenue as a result of the application of purchase accounting in connection with the Formation Transactions that reduced revenue by $17 million more in 2015 as compared to 2016.
Installation and other revenue amounted to $202 million for the year ended December 31, 2016 as compared to $73 million and $49 million for the period from Inception through December 31, 2015, and January 1, 2015 through June 30, 2015, respectively. The increase was attributable to greater revenue for security related equipment sold outright to customers, and includes incremental revenue of approximately $24 million and $15 million associated with The ADT Corporation business and ASG business, respectively, which we acquired on May 2, 2016 and July 1, 2015, respectively.
Cost of Revenue
Cost of revenue amounted to $693 million for the year ended December 31, 2016 as compared to $149 million and $101 million for the period from Inception through December 31, 2015, and January 1, 2015 through June 30, 2015, respectively. The increase was attributable to approximately $370 million and $37 million of incremental costs associated with The ADT Corporation business and ASG business, respectively, from the respective dates of the acquisitions. In addition, the remainder of the increase resulted from higher expenses where security related equipment is sold outright to the customer.
Selling, General and Administrative Expenses
Selling, general and administrative expenses amounted to $859 million for the year ended December 31, 2016 as compared to $84 million and $75 million for the period from Inception through December 31, 2015, and January 1, 2015 through June 30, 2015, respectively. This increase primarily relates to approximately $670 million and $13 million of incremental costs associated with the operations of The ADT Corporation business and ASG business, respectively, from the dates of the acquisitions.
Depreciation and Intangible Asset Amortization
Depreciation and intangible asset amortization expense amounted to $1,233 million for the year ended December 31, 2016 as compared to $84 million and $42 million for the period from Inception through December 31, 2015, and January 1, 2015 through June 30, 2015, respectively. This increase is primarily related to amortization of definite-lived intangible assets and depreciation of subscriber system assets acquired in the ADT Acquisition, as well as greater amortization of definite-lived intangible assets acquired in connection with the Formation Transactions.
Merger, Restructuring, Integration, and Other Costs
Merger, restructuring, integration, and other costs amounted to $394 million for the year ended December 31, 2016 as compared to $35 million and $9 million for the period from Inception through December 31, 2015, and January 1, 2015 through June 30, 2015, respectively. This increase primarily related to $311 million of merger related costs incurred in connection with the ADT Acquisition in 2016, as compared to $23 million of merger related costs incurred in the period from Inception through December 31, 2015 related to the Formation Transactions. The costs associated with the ADT Acquisition consisted of: (i) financing costs associated with unused bridge and backstop credit facilities; (ii) transaction fees paid to Apollo; (iii) incremental stock-based compensation expense as a result of the acceleration of vesting of all unvested stock options and restricted stock units in connection with the ADT Acquisition; and (iv) other merger-related costs such as advisory fees, legal, accounting, and other professional costs. We also incurred restructuring charges of $54 million in 2016 primarily related to severance of certain former executives and employees of The ADT Corporation in connection with the ADT Acquisition. Furthermore, included in other costs in 2016 are certain impairment charges associated with our cost method investments.

Interest Expense, Net
Net interest expense was $521 million for the year ended December 31, 2016 as compared to $45 million and $29 million for the period from Inception through December 31, 2015, and January 1, 2015 through June 30, 2015, respectively. Net interest expense is primarily comprised of interest expense on our long-term debt. The increase in interest expense is primarily the result of the increase in borrowings to fund the ADT Acquisition, including dividends associated with the Koch Preferred Securities that are recorded as interest expense. Refer to Note 5 “Debt” to the accompanying consolidated financial statements for further discussion.
Other Income (Expense)
Other expense for the year ended December 31, 2016 primarily included (i) net foreign currency transaction losses of $16 million from the translation of monetary assets and liabilities that are denominated in Canadian dollars, most of which relates to intercompany loans, and (ii) losses on extinguishment of debt of $28 million primarily relating to the write-off of debt discount and issuance costs associated with the voluntary paydown of $260 million of the second lien notes in July and October 2016 and the amendments and restatements to the First Lien Credit Facilities in June and December 2016.
Income Tax Benefit (Expense)
Income tax benefit (expense) was $266 million for the year ended December 31, 2016 as compared to $30 million and $(1) million for the period from Inception through December 31, 2015 and January 1, 2015 through June 30, 2015, respectively, resulting in effective tax rates of 33.2%, 35.9%, and (5.8)% for those periods, respectively. The change in income tax benefit (expense) and the effective tax rate primarily reflects the impact of permanent items mainly related to non-deductible acquisition costs associated with the ADT Acquisition in 2016.
NON-GAAP MEASURES
To provide investors with additional information in connection with our results as determined by GAAP, we also disclose Adjusted EBITDA and Free Cash Flow as non-GAAP measures which management believes provide useful information to investors. These measures are not financial measures calculated in accordance with GAAP and should not be considered as a substitute for net income, operating profit, or any other operating performance measure calculated in accordance with GAAP, and may not be comparable to a similarly titled measure reported by other companies. We use Adjusted EBITDA to measure the operational strength and performance of our business. We use Free Cash Flow as an additional measure of our ability to repay debt, make other investments, and pay dividends.
Adjusted EBITDA
We define Adjusted EBITDA as net income or loss adjusted for (i) interest, (ii) taxes, (iii) depreciation and amortization, including depreciation of subscriber system assets and other fixed assets, amortization of dealer and other intangible assets, (iv) amortization of deferred costs and deferred revenue associated with subscriber acquisitions, (v) share-based compensation expense, (vi) purchase accounting adjustments related to the fair value of deferred revenue under GAAP, (vii) merger, restructuring, integration, and other costs, (viii) financing and consent fees, (ix) foreign currency gains/losses, (x) loss on extinguishment of debt, (xi) radio conversion costs, (xii) management fees and other charges, and (xiii) other non-cash items.
We believe that the presentation of Adjusted EBITDA is appropriate to provide additional information to investors about certain non-cash items and about unusual items that we do not expect to continue at the same level in the future, as well as other items. Further, we believe Adjusted EBITDA provides a meaningful measure of operating profitability because we use it for evaluating our business performance, making budgeting decisions, and comparing our performance against that of other peer companies using similar measures.
There are material limitations to using Adjusted EBITDA. Adjusted EBITDA does not take into account certain significant items, including depreciation and amortization, interest expense, income tax expense, and other adjustments which directly affect our net income. These limitations are best addressed by considering the economic effects of the excluded items independently, and by considering Adjusted EBITDA in conjunction with net income as calculated in accordance with GAAP.
Free Cash Flow
We define Free Cash Flow as cash from operating activities less cash outlays related to capital expenditures. We define capital expenditures to include purchases of property, plant, and equipment; capitalized costs associated with transactions in which we retain ownership of the security system; and accounts purchased through our network of authorized dealers or third parties outside of our authorized dealer network. These items are subtracted from cash from operating activities because they represent long-term investments that are required for normal business activities. As a result, subject to the limitations described below, Free Cash Flow is a useful measure of our cash available to repay debt, make other investments, and pay dividends.
Free Cash Flow adjusts for cash items that are ultimately within management’s discretion to direct, and therefore, may imply that there is less or more cash that is available than the most comparable GAAP measure. Free Cash Flow is not intended to represent residual cash flow for discretionary expenditures since debt repayment requirements and other non-discretionary expenditures are not deducted. These limitations are best addressed by using Free Cash Flow in combination with the cash flow results according to GAAP.
Adjusted EBITDA
The table below reconciles Adjusted EBITDA to net income (loss) for the periods presented.

		Successor		Predecessor
(in thousands)	Year Ended December 31, 2017	Year Ended December 31, 2016	From Inception through December 31, 2015	Period from January 1, 2015 through June 30, 2015
Net income (loss)	$342,627	$(536,587)	$(54,253)	$(18,591)
Interest expense, net	732,841	521,491	45,169	29,129
Income tax (benefit) expense(1)	(764,313)	(266,151)	(30,365)	1,025
Depreciation and intangible asset amortization	1,863,299	1,232,967	83,650	41,548
Merger, restructuring, integration and other costs(2)	64,828	393,788	35,036	9,361
Financing and consent fees(3)	63,593	5,302	—	—
Foreign currency (gains) / losses(4)	(23,804)	16,042	—	—
Loss on extinguishment of debt(5)	4,331	28,293	—	—
Purchase accounting deferred revenue fair value adjustment(6)	—	62,845	18,574	—
Other non-cash items(7)	12,899	16,276	—	—
Radio conversion costs(8)	12,244	34,405	4,312	1,014
Amortization of deferred subscriber acquisition costs and revenue, net(9)	5,037	6,052	770	7,578
Share-based compensation expense(10)	11,276	4,625	2,259	781
Management fees and other charges(11)	27,945	13,541	(324)	481
Adjusted EBITDA	$2,352,803	$1,532,889	$104,828	$72,326
___________________

(1)	For 2017, reflects the impact of Tax Reform. Refer to Note 7 “Income Taxes” to the accompanying consolidated financial statements for further discussion.

(2)
Represents direct and incremental costs resulting from acquisitions made by the Company, primarily associated with the ADT Acquisition, and certain related restructuring and integration efforts as a result of those acquisitions, as well as certain asset impairment charges related to cost method investments.

(3)
For 2017, includes fees incurred in connection with the Special Dividend and fees incurred in connection with amendments and restatements to our First Lien Credit Facilities and the 2017 Incremental Term B-1 Loan. For 2016, includes fees incurred in connection with amendments and restatements to our First Lien Credit Facilities.

(4)	Foreign currency (gains)/losses are related to the translation of monetary assets and liabilities that are denominated in Canadian dollars, primarily due to intercompany loans.

(5)
Loss on extinguishment of debt primarily relates to the write-off of debt discount and issuance costs associated with the amendments and restatements to our First Lien Credit Facilities during 2017 and 2016, and the voluntary paydown of $260 million of the second lien notes, as defined herein, in July and October 2016.

(6)	Represents adjustments related to the fair value of deferred revenue under GAAP, primarily related to the ADT Acquisition in 2016, and the Formation Transactions in 2015.

(7)
Primarily represents non-cash asset write-downs associated with our cost method investments, as well as a net loss on the settlement of derivative contracts that were executed to hedge future cash flows associated with the ADT Acquisition for the year ended December 31, 2016.

(8)	Represents costs associated with our program that began in 2015 to upgrade cellular technology used in many of our security systems.

(9)	Represents non-cash amortization expense associated with deferred subscriber acquisition costs, net of non-cash amortization of deferred installation revenue.

(10)
Share-based compensation expense represents compensation expense associated with our equity compensation plans. Refer to Note 12 “Share-based Compensation” to the accompanying consolidated financial statements for further discussion.

(11)
Primarily represents fees paid under the Management Consulting Agreement as defined in the notes to the consolidated financial statements. Such agreement was terminated in connection with the consummation of the IPO.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
For the year ended December 31, 2017, Adjusted EBITDA increased by $820 million compared to year ended December 31, 2016. This increase was primarily due to incremental revenue net of incremental costs associated with The ADT Corporation business. The remainder of this increase was attributable to revenue growth, excluding the impact of purchase accounting, and a decrease in selling, general and administrative expenses, excluding radio conversion costs, financing and consent fees, and other non-cash items that are excluded under our definition of Adjusted EBITDA, partially offset by increase in cost of revenue.
Year Ended December 31, 2016 compared to the period from Inception through December 31, 2015 (Successor) and the period from January 1, 2015 through June 30, 2015 (Predecessor)
Adjusted EBITDA amounted to $1,533 million for the year ended December 31, 2016 as compared to $105 million and $72 million for the period from Inception through December 31, 2015, and January 1, 2015 through June 30, 2015, respectively. This increase was primarily driven by the operations of The ADT Corporation business and the ASG business from the date of the acquisitions.
For further details on the drivers of these changes, refer to the discussions above under “—Results of Operations.”
Free Cash Flow
The table below reconciles Free Cash Flow to net cash provided by operating activities for the periods presented.

		Successor		Predecessor
(in thousands)	Year Ended December 31, 2017	Year Ended December 31, 2016	From Inception through December 31, 2015	Period from January 1, 2015 through June 30, 2015
Net cash provided by operating activities	$1,591,930	$617,523	$1,754	$34,556
Dealer generated customer accounts and bulk account purchases	(653,222)	(407,102)	—	—
Subscriber system assets and deferred subscriber installation costs	(582,723)	(468,594)	(29,556)	(24,527)
Capital expenditures	(130,624)	(78,499)	(4,490)	(6,095)
Free Cash Flow	$225,361	$(336,672)	$(32,292)	$3,934
Operating Activities
Net cash provided by operating activities for the year ended December 31, 2017 resulted from $1,550 million of net income, exclusive of depreciation and intangible assets amortization and other non-cash items, and reflects: (i) cash interest paid of $661 million, (ii) cash paid of $64 million for fees associated with the Special Dividend and fees in connection with the amendments and restatements to the First Lien Credit Facilities and Incremental First Lien Term B-1 Loan, (iii) restructuring payments of $25 million and integration payments of $21 million primarily associated with the ADT Acquisition, (iv) cash paid for fees under the Management Consulting Agreement of $20 million, (v) cash paid for radio conversion costs of $13 million, and (vi) other cash payments of $10 million that are excluded items under our definition of Adjusted EBITDA. The remainder relates to changes in assets and liabilities due to timing of other operating cash receipts and payments.
Net cash provided by operating activities for the year ended December 31, 2016 resulted from $620 million of net income, exclusive of depreciation and intangible assets amortization and other non-cash items, and reflects: (i) cash interest paid of $431 million, (ii) transaction costs of $347 million associated with the ADT Acquisition, (iii) cash paid of $29 million for fees associated with amendment and restatements to the First Lien Credit Facilities, (iv) cash paid for radio conversion costs of $43 million, (v) restructuring payments of $52 million primarily associated with the ADT Acquisition, (iv) other cash payments of $28 million that are primarily related to integration costs of $13 million, management consulting fees of $13 million, and $2 million of other items that are excluded under our definition of Adjusted EBITDA. The remainder relates to changes in assets and liabilities due to timing of other operating cash receipts and payments.
Net cash provided by operating activities for the periods from Inception through December 31, 2015, and January 1, 2015 through June 30, 2015 resulted from $26 million and $36 million, respectively, of net loss exclusive of depreciation and intangible asset amortization and other non-cash items, including cash interest paid of $42 million and $27 million, respectively. In addition, operating activities was impacted by transaction costs associated with the ADT Acquisition and changes in assets and liabilities due to timing of other operating cash receipts and payments.

Refer to the discussions above under “—Results of Operations” for further details.
Cash Outlays Related to Capital Expenditures
For the years ended December 31, 2017 and 2016, cash paid for dealer generated customer accounts and bulk account purchases was $653 million and $407 million, respectively, which relates primarily to dealer account purchases under the ADT Authorized Dealer Program. Cash paid for subscriber system assets and deferred subscriber installation costs was $583 million and $469 million, respectively, and cash paid for capital expenditures was $131 million and $78 million, respectively. Capital expenditures for the years ended December 31, 2017 and 2016 include cash payments for integration related capital expenditures of $25 million and $15 million, respectively. Cash paid for subscriber system assets and deferred subscriber installation costs was $30 million and $25 million for the periods from Inception through December 31, 2015, and January 1, 2015 through June 30, 2015, respectively. In addition, cash paid for capital expenditures was $4 million and $6 million, for the periods from Inception through December 31, 2015, and January 1, 2015 through June 30, 2015, respectively. The increases in each of the periods are a result of the larger combined company activity subsequent to the ADT Acquisition in 2016.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our principal liquidity requirements are to finance current operations, investments in internally generated subscriber system assets and dealer generated customer accounts, expenditures for property and equipment, debt service requirements, and potential mergers and acquisitions. Our liquidity requirements are primarily funded by our cash flows from operations, which include cash received from monthly recurring revenue and upfront fees received from customers, less cash costs to provide services to our customers, including general and administrative costs, certain costs associated with acquiring new customers, and interest payments.
We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our Revolving Credit Facilities (as defined below), and the issuance of equity and/or debt securities as appropriate given market conditions. Our future cash needs are expected to include cash for operating activities, working capital, capital expenditures, strategic investments, periodic principal and interest payments on our debt, and potential dividend payments to our stockholders. We believe our cash position, borrowing capacity available under our Revolving Credit Facilities, and cash provided by operating activities are, and will continue to be, adequate to meet our operational and business needs in the next twelve months as well as our long-term liquidity needs.
Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, as well as make acquisitions, will depend on our future operating performance, which is subject to future general economic, financial, business, competitive, legislative, regulatory, and other conditions, many of which are beyond our control. See “—Risk Factors–Risks Related to Our Business.” As a normal part of our business, depending on market conditions, we will from time to time consider opportunities to repay, redeem, repurchase, or refinance our indebtedness. Changes in our operating plans, material changes in anticipated sales, increased expenses, acquisitions, or other events may cause us to seek equity and/or debt financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and subject us to additional covenants and operating restrictions.
We are a highly leveraged company with significant debt service requirements. As of December 31, 2017, we had $123 million in cash and cash equivalents and $350 million available under our Revolving Credit Facilities. The carrying value of total debt outstanding (excluding the Koch Preferred Securities) was $10,169 million as of December 31, 2017.
Long-Term Debt
First Lien Credit Facilities
As of December 31, 2017, we have the following credit arrangements (referred to as the “First Lien Credit Facilities”) that provide senior secured financing in the amount of $3,886 million:

•
a first lien term loan facility maturing on May 2, 2022 (the “First Lien Term Loan Facility”), which consists of (i) a term loan facility with an initial aggregate principal amount of $1,095 million maturing on July 1, 2021 (the “First Lien Term B Loan”) (all of which has since been reallocated to the First Lien Term B-1 Loan as defined herein), and (ii) a term loan facility with an initial aggregate principal amount of $1,555 million maturing on May 2, 2022 (the “First Lien Term B-1 Loan”), including an incremental term loan facility of $125 million (the “Incremental First Lien Term B-1 Loan”) and an incremental first lien term loan facility of $800 million (the “2017 Incremental First Lien Term B-1 Loan”);

•	a first lien revolving credit facility, in an aggregate principal amount of up to $95 million, maturing on July 1, 2020, including a letter of credit sub-facility (the “2020 Revolving Credit Facility”); and

•
a first lien revolving credit facility, in an aggregate principal amount of up to $255 million, maturing on May 2, 2021, including a letter of credit sub-facility and a swingline loan sub-facility (the “2021 Revolving Credit Facility” and, together with the 2020 Revolving Credit Facility, the “Revolving Credit Facilities”).

As of December 31, 2017, we had borrowings of $3,536 million outstanding under the First Lien Term Loan Facility and no borrowings outstanding under the Revolving Credit Facilities, leaving a total borrowing capacity of $350 million.
2017 First Lien Credit Agreement Amendments
On February 13, 2017, we amended and restated our First Lien Credit Agreement. As a result of this amendment and restatement, we entered into an incremental first lien term loan facility in an aggregate principal amount of $800 million under the First Lien Credit Agreement (the “2017 Incremental First Lien Term B-1 Loan”). The 2017 Incremental First Lien Term B-1 Loan has the same terms as the existing term loans under the First Lien Credit Agreement. Additionally, this amendment and restatement added an exception to the covenant under the First Lien Credit Agreement governing restricted payments to permit us to fund one or more distributions to our equity holders in an aggregate amount not to exceed $795 million (collectively, the “Special Dividend”).
On June 29, 2017, we further amended and restated our First Lien Credit Agreement, which decreased the applicable margin utilized in the calculation of interest for all term borrowings under the First Lien Credit Agreement from 3.25% to 2.75%. The applicable margin with respect to borrowing under the Revolving Credit Facilities remained at 4.50%, subject to adjustment to 4.25% pursuant to a leverage-based pricing grid.
As a result of the Special Dividend and the February and June 2017 amendments and restatements to the First Lien Credit Agreement and the 2017 Incremental First Lien Term B-1 Loan, we incurred fees of $64 million during the year ended December 31, 2017, which are included in selling, general and administrative expenses in the Consolidated Statements of Operations. We also recorded an immaterial loss on extinguishment of debt for the year ended December 31, 2017.
We refer to all the above amendments collectively as the “2017 First Lien Credit Agreement Amendments.”
Prime Notes
As of December 31, 2017, we had $3,140 million in principal amount of 9.250% Second-Priority Senior Secured Notes due 2023 (the “Prime Notes”). The Prime Notes mature on May 15, 2023 and bear interest at a rate of 9.250% per annum, payable semi-annually in arrears on May 15 and November 15 of each year. As discussed below, on February 21, 2018, we redeemed $594 million aggregate principal amount of the Prime Notes using a portion of the net proceeds from the IPO.
ADT Notes
The ADT Corporation is the issuer of each of the following series of notes, which we refer to collectively as the “ADT Notes”:

•	$300 million aggregate principal amount of 5.250% Senior Notes due 2020, which will mature on March 15, 2020. Interest is payable on March 15 and September 15 of each year;

•	$1,000 million aggregate principal amount of 6.250% Senior Notes due 2021, which will mature on October 15, 2021. Interest is payable on April 15 and October 15 of each year;

•	$1,000 million aggregate principal amount of 3.500% Notes due 2022, which will mature on July 15, 2022. Interest is payable on January 15 and July 15 of each year;

•	$700 million aggregate principal amount of 4.125% Senior Notes due 2023, which will mature on June 15, 2023. Interest is payable on June 15 and December 15 of each year;

•	$22 million aggregate principal amount of 4.875% Senior Notes due 2042, which will mature on July 15, 2042. Interest is payable on January 15 and July 15 of each year.

•	$728 million aggregate principal amount of 4.875% First-Priority Senior Secured Notes due 2032, which mature on July 15, 2032. Interest is payable on January 15 and July 15 of each year.

Koch Preferred Securities
On May 2, 2016, ADT Inc. issued 750,000 shares of the Koch Preferred Securities and Ultimate Parent issued the Warrants to the Koch Investor for an aggregate amount of $750 million. We allocated $659 million to the Koch Preferred Securities, which is reflected net of issuance costs of $27 million as a liability in the historical Consolidated Balance Sheet. We allocated the remaining $91 million in proceeds to the Warrants, which was contributed to us by Ultimate Parent in the form of common equity, net of $4 million in issuance costs. On December 8, 2017, we amended and restated the certificate of designation and investors rights agreement governing the Koch Preferred Securities to provide for certain redemption provisions and to remove certain covenants following an initial public offering. Refer to Note 6 “Mandatorily Redeemable Preferred Securities” to the accompanying consolidated financial statements for further discussion.
Debt Covenants
The credit agreement and indentures associated with our existing borrowings and the borrowings above contain certain covenants and restrictions that limit our ability to, among other things, incur additional debt or issue certain preferred equity interests; create liens on certain assets; make certain loans or investments (including acquisitions); pay dividends on or make distributions in respect of our capital stock or make other restricted payments; consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets; sell assets; enter into certain transactions with our affiliates; enter into sale-leaseback transactions; restrict dividends from our subsidiaries or restrict liens; change our fiscal year; and modify the terms of certain debt or organizational agreements.
We are also subject to a springing financial maintenance covenant under the Revolving Credit Facilities, which requires us to not exceed a specified leverage ratio at the end of each fiscal quarter. The covenant is tested if the outstanding loans under the Revolving Credit Facilities, subject to certain exceptions, exceed 30% of the total commitments under the Revolving Credit Facilities at the testing date (i.e., the last day of any fiscal quarter).
As of December 31, 2017, we were in compliance with all financial covenant and other maintenance tests for all our debt obligations.
Refer to Note 5 “Debt” and Note 6 “Mandatorily Redeemable Preferred Securities” to the accompanying consolidated financial statements for further discussion.
Dividends
During the first half of 2017, the net proceeds from the 2017 Incremental First Lien Term B-1 Loan, together with cash on hand, were used to fund distributions of $750 million of the Special Dividend to our equity holders and Ultimate Parent, which primarily includes distributions to our Sponsor, and to pay related fees and expenses. Such dividends are presented on the Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2017.
We paid cash of $41 million and $53 million to meet our dividend obligation associated with the Koch Preferred Securities during the years ended December 31, 2017 and 2016, respectively. In addition, in the third and fourth quarters of 2017, in lieu of declaring and paying a dividend on the Koch Preferred Securities, we elected to increase the accumulated stated value of such securities, which increased mandatorily redeemable preferred securities on our Consolidated Balance Sheet by approximately $45 million as of December 31, 2017. Dividends on the Koch Preferred Securities are recorded in interest expense on the Consolidated Statements of Operations.
On March 15, 2018, our board of directors declared a cash dividend on our common stock of $0.035 per share to common stockholders of record on March 26, 2018. This dividend will be paid on April 5, 2018.
Initial Public Offering
In January 2018, in connection with the consummation of our IPO, we received net proceeds before expenses of approximately $1,415 million after deducting underwriting discounts and commissions.
On February 21, 2018, we used approximately $649 million of the proceeds from the IPO to redeem $594 million aggregate principal amount of Prime Notes and paid the related call premium. In accordance with definitive documents governing the Koch Preferred Securities, following the consummation of the IPO, the Company is required to maintain cash in a separate account in an amount equal to at least $750 million until the Koch Preferred Securities have been redeemed in full. The Company funded the dedicated restricted cash account with the net proceeds of the IPO. Amounts held in this separate account will be used to redeem the Koch Preferred Securities. The Company is required to increase the amounts held in the separate account in certain circumstances, such as the completion of a subsequent public equity offering. Redemption of the Koch Preferred Securities prior to maturity will result in a material impact on our consolidated financial statements. The funds deposited in this separate account will be restricted cash on our consolidated balance sheet. Refer to Note 6 “Mandatorily Redeemable Preferred Securities” to the accompanying consolidated financial statements for further discussion.
Cash Flow Analysis
The following table is a summary of our cash flow activity for the periods presented:

		Successor		Predecessor
(in thousands)	Year Ended December 31, 2017	Year Ended December 31, 2016	From Inception through December 31, 2015	Period from January 1, 2015 through June 30, 2015
Net cash provided by operating activities	$1,591,930	$617,523	$1,754	$34,556
Net cash used in investing activities	$(1,402,191)	$(9,384,869)	$(2,062,022)	$(39,638)
Net cash (used in) provided by financing activities	$(143,069)	$8,828,775	$2,076,027	$(6,212)
Cash Flows from Operating Activities
For the years ended December 31, 2017 and 2016, and for the periods from Inception through December 31, 2015 and January 1, 2015 through June 30, 2015, net cash provided by operating activities was $1,592 million, $618 million, $2 million, and $35 million, respectively. See discussion of net cash provided by operating activities included in Free Cash Flow under “—Non-GAAP Measures.”
Cash Flows from Investing Activities
We make certain investments in our business that are intended to grow our customer base, enhance the overall customer experience, improve the productivity of our field workforce, and support greater efficiency of our back-office systems and our customer care centers. For the year ended December 31, 2017, our investing activities consisted of subscriber system asset additions and deferred subscriber installation costs of $583 million, cash paid for customer contracts for electronic security services generated under the ADT Authorized Dealer Program and bulk account purchases of $653 million, and capital expenditures of $131 million. Furthermore, we paid $64 million for business acquisitions, net of cash acquired, and received $28 million primarily related to proceeds received from the sale of a cost basis investment.
For the year ended December 31, 2016, the net cash used in investing activities was primarily attributable to cash paid for the ADT Acquisition, net of cash acquired, in the amount of $8,502 million. In addition, our investing activities consisted of subscriber system asset additions and deferred subscriber installation costs of $469 million, cash paid for customer contracts for electronic security services generated under the ADT Authorized Dealer Program and bulk account purchases of $407 million, and capital expenditures of $78 million.
In 2016, we also received net proceeds of $42 million from the termination of derivative financial instruments transactions related to the ADT Acquisition. Furthermore, proceeds received from other investing activities of $29 million is primarily related to the release of restricted cash associated with the Protection One and ASG Acquisitions.
For the periods from Inception through December 31, 2015, and January 1, 2015 through June 30, 2015, the net cash used in investing activities was primarily attributable to cash paid for the Protection One Acquisition and the ASG Acquisition, net of cash acquired, of $1,988 million, and other acquisitions of businesses of $9 million, respectively. Also included in investing activities for each of these periods were costs of $30 million and $25 million associated with the installation of Company-owned security systems. Furthermore, other investing activities included $39 million of payments primarily related to restricted cash associated with the Protection One and ASG Acquisitions.
Cash Flows from Financing Activities
For the year ended December 31, 2017, the net cash used in financing activities was primarily attributable to dividend payments of $750 million to our equity holders and Ultimate Parent, which primarily included distributions to our Sponsor. Cash flows from financing activities also include net proceeds from long-term borrowings of $619 million, including $800 million of the 2017 Incremental First Lien Term B-1 Loan, offset by repayments of $140 million under our Revolving Credit Facilities, principal paydowns of $27 million under our 2017 Incremental First Lien Term B-1 Loan, and capital lease payments of $14 million.
For the year ended December 31, 2016, the net cash provided by financing activities was primarily attributable to proceeds from borrowings and equity capital contributions, as well as proceeds from the issuance of the Koch Preferred Securities, to fund the ADT Acquisition. The proceeds, as well as repayments from long-term borrowings, were also primarily attributable to the amendments to the First Lien Credit Facilities that occurred on May 2, 2016, June 23, 2016, and December 28, 2016. Additionally, repayments from long-term borrowings includes $260 million of voluntary prepayments of the outstanding principal balance on the Second Lien Term B Loan, as well as a $22 million pay down of the outstanding balance on the 2020 Revolving Credit Facility. We also incurred approximately $104 million in deferred financing costs associated with the long-term borrowings and the issuance of the Koch Preferred Securities and paid $35 million primarily associated with escrow payments to former ASG and Protection One shareholders in connection with the Formation Transactions.
For the periods from Inception through December 31, 2015 and January 1, 2015 through June 30, 2015, the net cash provided by financing activities was primarily attributable to the proceeds from borrowings and equity contributions to finance the Formation Transactions, including the associated deferred financing costs.
COMMITMENTS AND CONTRACTUAL OBLIGATIONS
The following table provides a summary of our commitments and contractual obligations for debt, minimum lease payment obligations under non-cancelable leases, and other obligations as of December 31, 2017.

(in thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Debt principal(1)	$35,537	$35,537	$335,537	$1,035,537	$4,393,778	$4,590,178	$10,426,104
Interest payments(2)	632,211	642,535	638,807	627,394	448,588	525,430	3,514,965
Koch Preferred Securities, including dividends(3)	91,579	92,887	94,085	94,281	94,411	1,501,908	1,969,151
Operating leases	60,379	51,283	40,303	24,948	16,414	16,643	209,970
Capital leases(4)	14,778	12,546	9,700	5,670	2,514	—	45,208
Purchase obligations(5)	40,620	6,708	—	—	—	—	47,328
Total contractual cash obligations(6)	$875,104	$841,496	$1,118,432	$1,787,830	$4,955,705	$6,634,159	$16,212,726

______________________

(1)
Debt principal consists of short-term and long-term debt obligations, and excludes capital lease obligations, debt discounts, deferred financing costs, and interest. Future obligations related to debt assumed in the ADT Acquisition are based on principal balances due at maturity, and exclude amounts related to the purchase accounting fair value adjustments.

(2)
Interest payments represent estimated interest payments on our outstanding debt balance as of December 31, 2017. The interest payments assume we did not have any outstanding borrowings under our Revolving Credit Facilities for all periods presented above. Interest payments on our variable-rate debt are calculated based on a forward London Interbank Offered Rate (“LIBOR”) curve (or floor, whichever is higher) plus the applicable margin in effect at December 31, 2017. The actual interest rates on the variable indebtedness incurred and the amount of our indebtedness could vary from those used to compute the above interest payments.

(3)
The table above includes estimated payments associated with the dividend obligation on the Koch Preferred Securities, and on May 2, 2030, the date of the mandatory redemption, assumes the payment of (i) the aggregate stated value amount of $750 million and (ii) the cash payment of the accumulated dividends of approximately $45 million. Cash dividend payments are calculated based on a rate of the five-year U.S. Treasury yield in effect at December 31, 2017 plus 9.00% per annum, with a floor of 1.25%. Dividends paid on the Koch Preferred Securities are presented as interest expense. Refer to Note 6 “Mandatorily Redeemable Preferred Securities” to the accompanying consolidated financial statements for further information.

(4)	Capital leases reflect the principal amount of capital lease obligations, including related interest.

(5)
Purchase obligations consist of commitments related to agreements for purchases of goods and services, including purchase orders, entered into in the ordinary course of business. In May 2017, we entered into an agreement with one of our suppliers for the purchase of certain security system equipment and components. Based on certain milestones in the agreement, we could potentially be required to make purchases in aggregate of up to $150 million over a multi-year period. As of December 31, 2017, we do not have any purchase obligation under this agreement.

(6)
Total contractual cash obligations in the table above exclude income taxes as we are unable to make a reasonably reliable estimate of the timing for the remaining payments in future years. As of December 31, 2017, we had unrecognized tax benefits of $71 million. Accrued interest and penalties related to the unrecognized tax benefits were not material. Refer to Note 7 “Income Taxes” to the accompanying consolidated financial statements for further discussion.

We may also be required to make mandatory prepayments on outstanding term loan borrowings with our excess cash flow, as defined in the First Lien Credit Agreement, if it exceeds certain specified thresholds beginning in 2018.
In January 2018, upon consummation of the IPO, we deposited approximately $750 million of the net proceeds into a segregated account for the purpose of redeeming the Koch Preferred Securities on a date yet to be determined. Additionally, on February 21, 2018, we used approximately $649 million of the IPO proceeds to redeem approximately $594 million aggregate principal amount of Prime Notes and paid the related call premium. Refer to Note 1 “Basis of Presentation” to the accompanying consolidated financial statements for further discussion.
OFF-BALANCE SHEET ARRANGEMENTS
There were no material off-balance sheet arrangements as of December 31, 2017.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of the consolidated financial statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. The following accounting policies are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. Management’s estimates are based on the relevant information available at the end of each period. Actual results could differ materially from these estimates under different assumptions or market conditions.
Revenue Recognition
Substantially all of our revenue is generated by contractual monthly recurring fees received for monitoring services provided to customers. Revenue from monitoring services is recognized as those services are provided to customers. Customer billings for services not yet rendered are deferred and recognized as revenue as the services are rendered. The balance of deferred revenue is included in current liabilities or long-term liabilities, as appropriate.
For transactions in which we retain ownership of the security system, non-refundable fees (referred to as deferred subscriber acquisition revenue) received in connection with the initiation of a monitoring contract are deferred and amortized over the estimated life of the customer relationship.
Sales of security monitoring systems, whereby ownership of the system is transferred to the customer, may have multiple elements, and can include equipment, installation, monitoring services, and maintenance agreements. We determine the deliverables under such arrangements, as well as the appropriate units of accounting for those deliverables. Revenues associated with the sale of equipment and related installations are recognized once delivery, installation, and customer acceptance is completed. Revenue associated with ongoing monitoring and maintenance services is recognized as those services are rendered.
Early termination of the contract by the customer results in a termination charge in accordance with the customer contract, which is recognized when collectibility is reasonably assured.
Subscriber System Assets, Net and Deferred Subscriber Acquisition Costs, Net
We capitalize certain costs associated with transactions in which we retain ownership of the security system. These costs include equipment, installation costs, and other direct and incremental costs. Subscriber system assets represent capitalized equipment and installation costs incurred in connection with transactions where we retain ownership of the security system. Upon customer termination, we may retrieve such assets. Deferred subscriber acquisition costs primarily represent direct and incremental selling expenses (i.e., commissions) related to acquiring the customer. Commissions paid in connection with the establishment of the monitoring contract generally do not exceed deferred subscriber acquisition revenue.
Subscriber system assets and any related deferred subscriber acquisition costs and deferred subscriber acquisition revenue resulting from customer acquisition are accounted for using pools based on the month and year of acquisition. We amortize our pooled subscriber system assets and related deferred subscriber acquisition costs and deferred subscriber acquisition revenue using an accelerated method over the expected life of the customer relationship, which is 15 years. In cases where deferred subscriber acquisition costs are in excess of deferred subscriber acquisition revenues, we amortize such costs over the initial term of the contract on a straight-line basis. We periodically perform lifing studies to estimate the expected life of the customer relationship and the attrition pattern of our customers. The lifing studies are based on historical customer terminations and are used to establish the amortization rates of our customer account pools in order to reflect the pattern of future benefit. The results of the lifing studies indicate that we can expect attrition to be the greatest in the initial years of asset life; therefore, an accelerated method best matches the future amortization cost with the estimated revenue stream from these customer pools.
Definite-Lived Intangible Assets
Definite-lived intangible assets primarily include customer and dealer relationships that originated from the Formation Transactions and the ADT Acquisition as well as new customers acquired under the ADT Authorized Dealer Program. The amortizable life and method of amortization of our customer relationship intangible assets are based on management estimates about the amounts and timing of expected future revenue from customer accounts, and average customer account life. The amortizable life and method of amortization of our dealer relationship intangible assets are based on management estimates about the longevity of the underlying dealer network and the attrition of those respective dealers that existed as of the Formation Transactions and the ADT Acquisition, respectively.
Certain contracts and related customer relationships purchased subsequent to the ADT Acquisition are generated from an external network of independent dealers who operate under the ADT Authorized Dealer Program. These contracts and related customer relationships are recorded at their contractually determined purchase price. During the charge-back period, generally twelve to fifteen months, any cancellation of monitoring service, including those that result from customer payment delinquencies, results in a charge-back by the Company to the dealer for the full amount of the contract purchase price. We record the amount charged back to the dealer as a reduction of the intangible assets.
Definite-lived intangible assets arising from the ADT Authorized Dealer Program, as described above, are accounted for using pools based on the month and year of acquisition. We amortize our pooled dealer intangible assets using an accelerated method over the expected life of the pool of customer relationships, which is 15 years.
Long-Lived Asset Impairments
We review long-lived assets held and used by us, including property and equipment, definite-lived intangible assets, and deferred subscriber acquisition costs, for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset or asset group may not be fully recoverable. If an impairment is determined to exist, we calculate any related impairment loss based on the difference between the fair value and carrying values of the respective assets or asset groups.
Impairments on long-lived assets to be disposed of are determined based upon the fair value less the cost to sell the applicable assets. The calculation of the fair value of long-lived assets is based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. There were no material long-lived asset impairments recorded in the consolidated financial statements.
Goodwill Impairments
We assess goodwill for impairment annually on the first day of our fourth quarter of each year, or more frequently if events or changes in business circumstances indicate that it is more likely than not that the carrying value of a reporting unit exceeds its fair value. In performing these assessments, management relies on various factors, including operating results, business plans, economic projections, anticipated future cash flows, and other market data. There are inherent uncertainties related to these factors and judgment is required in applying them to the goodwill impairment test.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be accurate predictions of the future. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of the business may include such items as a prolonged downturn in the business environment, changes in economic conditions that significantly differ from our assumptions in timing or degree, volatility in equity and debt markets resulting in higher discount rates, and unexpected regulatory changes.
As discussed in Note 1 “Basis of Presentation” to the accompanying consolidated financial statements, in connection with the change in our reporting units during the second quarter of 2017, we tested goodwill for the historical retail, wholesale, and ADT United States reporting units (subsequent to the reporting unit change, collectively referred to as “United States” reporting unit) for impairment. The fair values of our reporting units tested were determined under a discounted cash flow approach which utilized forecast cash flows that were then discounted using an estimated weighted-average cost of capital of market participants. In determining fair value, management relies on and considers a number of factors, including operating results, business plans, economic projections, anticipated future cash flows, and other market data. There are inherent uncertainties related to these factors that require judgment in applying them during these impairment tests. As a result of the impairment tests, the fair values of our historical retail, wholesale, and ADT United States reporting units each substantially exceeded its respective carrying value, resulting in no impairment. Following the reporting unit change during the second quarter of 2017, the United States reporting unit consists entirely of the historical retail, wholesale, and ADT United States reporting units.
We qualitatively tested the goodwill associated with the United States reporting unit for impairment on October 1, 2017, our annual impairment test date, due to the recency of the quantitative test performed, as described above. As a result of the qualitative test, we concluded that it was not more likely than not that the fair value of the United States reporting unit was less than its respective carrying value.

On October 1, 2017, we quantitatively tested the goodwill associated with the Canada reporting unit for impairment. The fair value of our Canada reporting unit that was tested for impairment was determined using a discounted cash flow approach, which utilized forecast cash flows that were then discounted using an estimated weighted-average cost of capital of market participants. In determining fair value, our management relies on and considers a number of factors, including operating results, business plans, economic projections, anticipated future cash flows, and other market data. There are inherent uncertainties related to these factors, which require judgment in applying them during the annual impairment test. The fair value of the reporting unit exceeded the respective carrying value, resulting in no goodwill impairment.
Additionally, on October 1, 2017, we quantitatively tested the ADT trade name for impairment. When performing the test, we compare the carrying value of the trade name to its fair value, and if the carrying value exceeds the fair value, this excess would be recorded as an impairment charge and the asset would be subsequently written down to its estimated fair value. When estimating the fair value of the ADT trade name, we use the relief from royalty method, which is an income approach that estimates the cost savings that accrue to us and that we would otherwise have to pay in the form of royalties or license fees on revenues earned through the use of the asset. The utilization of the relief from royalty method requires us to make significant assumptions, including revenue growth rates, the implied royalty rate, and the discount rate. As a result of the test, the fair value of the ADT trade name exceeded its respective carrying value, resulting in no impairment.
While our goodwill impairment tests resulted in fair values of goodwill in excess of carrying values, if our assumptions are not realized, or if there are changes in any of the assumptions in the future due to a change in economic conditions, it is possible that an impairment charge may need to be recorded in the future. We will continue to monitor the recoverability of our goodwill.
Business Combinations and Asset Acquisitions
We account for business combinations using the acquisition method of accounting. Under the acquisition method of accounting, our consolidated financial statements reflect the operations of an acquired business starting from the completion of the acquisition. In addition, the assets acquired and liabilities assumed are recorded at the date of acquisition at their estimated fair values, with any excess of the purchase price over the estimated fair values of the net assets acquired recorded as goodwill.
Significant judgment is required in estimating the fair value of intangible assets and in assigning their respective useful lives. Accordingly, we may engage third-party valuation specialists to assist us in these determinations. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management, but are inherently uncertain.
Additionally, as noted above, we purchase customer accounts from an external network of independent dealers who operate under the ADT Authorized Dealer Program. Purchases of new accounts are considered asset acquisitions and are recorded at their contractually determined purchase price. During the charge-back period, generally twelve to fifteen months, any cancellation of monitoring service, including those that result from customer payment delinquencies, results in a charge-back by the Company to the dealer for the full amount of the contract purchase price. We record the amount charged back to the dealer as a reduction of the intangible assets.
Loss Contingencies
We record accruals for various contingencies, including legal proceedings and other claims that arise in the normal course of business. The accruals are based on judgment, the probability of losses, and where applicable, the consideration of opinions of internal and/or external legal counsel and actuarially determined estimates. We record an accrual when a loss is deemed probable to occur and is reasonably estimable. Additionally, we record insurance recovery receivables from third-party insurers when recovery has been determined to be probable.
Income Taxes
For purposes of our consolidated financial statements, income tax expense, deferred tax balances, and tax carryforwards are recorded on a consolidated return basis for U.S. entities, and following the ADT Acquisition, on a standalone basis for Canadian entities.
In determining taxable income for our consolidated financial statements, we must make certain estimates and judgments. These estimates and judgments affect the calculation of certain tax liabilities and the determination of the recoverability of certain of the deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense.
In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including our past operating results, the existence of cumulative losses in the most recent years, and our forecast of future taxable income. In estimating future taxable income, we develop assumptions, including the amount of future pre-tax operating income, adjustments to temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage our underlying businesses.
Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. We record the effect of a tax rate or law change on our deferred tax assets and liabilities in the period of enactment. Future tax rate or law changes could have a material effect on our results of operations, financial condition, or cash flows.
In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in the United States and Canada. We record liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on estimates of whether, and the extent to which, additional taxes will be due in accordance with the authoritative guidance regarding the accounting for uncertain tax positions. These tax liabilities are reflected net of related tax loss carryforwards. We adjust these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary.
Tax Reform was signed into law on December 22, 2017. In response to Tax Reform, SAB 118 allows companies to record provisional estimates of the effects of the legislative change, and a one-year measurement period to finalize the accounting of those effects. Provisional amounts associated with the impact of tax reform have been recognized in our tax expense for the taxable year ending December 31, 2017. Tax reform includes complex changes that are subject to interpretation by various tax authorities such as the Treasury Department and the IRS, and these interpretations may differ from our preliminary interpretations and analysis. State and local tax authorities also need to assess the impacts to their jurisdictions and may enact changes to their existing laws in response to the changes that have been enacted at the federal level. We expect the various tax authorities to issue their respective interpretations and guidance, and we will continue to assess the impact to our business accordingly. Adjustments may be needed to the provisional amounts recorded in our 2017 financial statements, and these adjustments may materially impact our financial statements in the period in which the adjustments are made.
ACCOUNTING PRONOUNCEMENTS
See Note 2 “Summary of Significant Accounting Policies” to the accompanying consolidated financial statements for information about recent accounting pronouncements.
SUPPLEMENTAL MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
We believe this section provides additional information to investors about our financial performance in a manner consistent with how management views our performance. The presentation of unaudited supplemental pro forma results is for informational purposes only, and is prepared on a basis consistent with Article 11 of Regulation S-X, however, it does not constitute Article 11 pro forma financial information since the unaudited supplemental pro forma year ended December 31, 2016, and unaudited supplemental pro forma year ended December 31, 2015 presented herein reflect the ADT Acquisition and the Formation Transactions as if they had occurred on January 1, 2015, to the extent they have not been fully reflected in our historical consolidated financial statements included elsewhere.
We have presented below the financial information and operating results for the following:

•	year ended December 31, 2017 on a historical basis compared to the year ended December 31, 2016 on a supplemental pro forma basis; and

•	year ended December 31, 2016 compared to the year ended December 31, 2015, in each case on supplemental pro forma basis.
Additionally, we have presented notes to our unaudited supplemental pro forma financial information that describe the supplemental pro forma adjustments and their underlying assumptions. The unaudited supplemental pro forma financial information set forth below is based upon available information and assumptions that we believe are reasonable. The historical financial information has been adjusted to give effect to supplemental pro forma events that are: (1) directly attributable to the ADT Acquisition and the Formation Transactions; (2) factually supportable; and (3) with respect to the statements of operations, expected to have a continuing impact on the combined results. The unaudited supplemental pro forma financial information is for illustrative and informational purposes only and is not intended to represent or be indicative of our financial condition or results of operations had the above transactions occurred on the date indicated. The unaudited supplemental pro forma financial information also should not be considered representative of our future financial condition or results of operations.

Unaudited Supplemental Pro Forma Results of Operations

(in thousands, except as otherwise indicated)	Year Ended December 31, 2017	Supplemental Pro Forma Year Ended December 31, 2016(1)	Supplemental Pro Forma Year Ended December 31, 2015(2)
Monitoring and related services	$4,029,279	$3,954,424	$3,897,107
Installation and other	286,223	212,492	160,135
Total Revenue	4,315,502	4,166,916	4,057,242
Cost of revenue (exclusive of depreciation and intangible asset amortization shown below)	895,736	869,689	807,536
Selling, general and administrative expenses	1,209,200	1,238,923	1,331,326
Depreciation and intangible asset amortization	1,863,299	1,574,219	1,591,410
Merger, restructuring, integration, and other costs	64,828	86,186	33,224
Operating income	282,439	397,899	293,746
Interest expense, net	(732,841)	(750,006)	(768,789)
Other income (expense)	28,716	(51,688)	4,422
Loss before income taxes	(421,686)	(403,795)	(470,621)
Income tax benefit	764,313	118,854	189,251
Net income (loss)	$342,627	$(284,941)	$(281,370)

Key Performance Indicators:(3)
RMR	$334,810	$327,948	$322,106
Gross customer revenue attrition (percent)	13.7%	14.8%	15.9%
Adjusted EBITDA(4) and Supplemental Pro Forma Adjusted EBITDA (4)	$2,352,803	$2,176,943	$2,031,281
_______________________

(1)
Refer to Note 1 to Notes to the Unaudited Supplemental Pro Forma Financial Information presented in the Supplemental Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(2)
Refer to Note 2 to Notes to the Unaudited Supplemental Pro Forma Financial Information presented in the Supplemental Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(3)
Refer to the “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Key Performance Indicators” section for the definitions of these key performance indicators.

(4)
Adjusted EBITDA and Supplemental Pro Forma Adjusted EBITDA are non-GAAP measures. Refer to the “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures” section for the definitions thereof and below for reconciliations to net income (loss), the most comparable GAAP measure.

Year Ended December 31, 2017 Compared to Unaudited Supplemental Pro Forma Year Ended December 31, 2016
Total Revenue
Total revenue increased $149 million for the year ended December 31, 2017 as compared to the supplemental pro forma year ended December 31, 2016. This increase was a result of an increase in monitoring and related services of $75 million and an increase in installation and other revenue of $74 million.
The increase in monitoring and related services was primarily driven by a change in contractual monthly recurring fees for monitoring and other recurring services, which were favorably impacted by an improvement in average pricing, partially offset by lower customer volume. The improvement in average pricing was driven by price escalations on our existing customer base, as well as the addition of new customers at higher rates, largely due to an increase in interactive service customers as compared to total customer additions. These factors also were the primary driver for an increase in RMR, which increased from $328 million as of December 31, 2016 to $335 million as of December 31, 2017. The lower customer volume resulted from negative net customer additions, which reflects improvements in gross customer revenue attrition of 1.1 percentage points, both of which resulted from our enhanced focus on high quality customer additions through our disciplined customer selection process.
The increase in installation and other revenue was due to (i) approximately $38 million related to revenue from security equipment sold outright to customers and (ii) approximately $36 million of additional revenue generated from new customer additions associated with the amortization of deferred installation revenue during the year ended December 31, 2017 as compared to the supplemental pro forma year ended December 31, 2016.

Cost of Revenue
Cost of revenue increased $26 million for the year ended December 31, 2017 as compared to the supplemental pro forma year ended December 31, 2016. The increase in cost of revenue was attributable to increased costs of approximately $25 million related to installation costs associated with a higher volume of sales where security related equipment is sold outright to customers and approximately $23 million in field and maintenance service expenses incurred to enhance service levels and lower customer backlog. These were partially offset by decreased customer care expenses of approximately $22 million, which consisted of reduced software license expenses related to a newly-adopted cloud computing accounting standard, partially offset by investments in customer care associated with enhanced customer revenue attrition improvement initiatives.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $30 million for the year ended December 31, 2017 as compared to the supplemental pro forma year ended December 31, 2016. The decrease primarily relates to decreases in radio conversion costs of $56 million related to a program that began in 2015 to upgrade cellular technology used in many of our security systems, and decreases related to reductions in costs as a result of the integration of The ADT Corporation business, including (i) general and administrative expenses of approximately $37 million, (ii) advertising costs of approximately $33 million, and (iii) selling and marketing costs of approximately $27 million.
These decreases were partially offset by costs of approximately $64 million of financing and consent fees incurred in 2017, and increased costs of approximately $35 million related to the amortization of deferred subscriber acquisition costs associated with direct and incremental costs incurred to acquire new customers. The remainder of the increases were primarily due to non-cash asset write-downs related to our cost method investments.
Depreciation and Intangible Asset Amortization
Depreciation and intangible asset amortization increased $289 million for the year ended December 31, 2017 as compared to the supplemental pro forma year ended December 31, 2016. This increase was primarily attributable to (i) higher depreciation expense of approximately $111 million related to subscriber system assets, which included costs associated with new customer additions and upgrades, (ii) increased amortization of approximately $104 million related to new customer contracts acquired as a result of the ADT Authorized Dealer Program, and (iii) increased amortization expense of $42 million primarily associated with the Protection One trade name, which we began amortizing in July 2016. The remainder of the increase was primarily due to increased software license expenses related to a newly-adopted cloud computing standard mentioned above.
Merger, Restructuring, Integration, and Other Costs
Merger, restructuring, integration, and other costs decreased $21 million for the year ended December 31, 2017 as compared to the supplemental pro forma year ended December 31, 2016. The decrease in merger, restructuring, integration, and other costs was primarily related to a decrease in restructuring charges of $35 million primarily related to the severance of certain former executives and employees of The ADT Corporation in connection with the ADT Acquisition included in the supplemental pro forma year ended December 31, 2016 which did not recur in 2017. These charges were partially offset by an increase in integration costs, as well as impairment charges primarily related to our cost method investments.
Interest Expense, Net
Net interest expense decreased $17 million for the year ended December 31, 2017 as compared to the supplemental pro forma year ended December 31, 2016. Net interest expense is primarily comprised of interest expense on our long-term debt. The decrease in interest expense is primarily related to the voluntary paydown of our $260 million of Second Lien Term B Loan in July and October 2016.
Other Income (Expense)
Other income (expense) is attributable to net foreign currency gains of $24 million for the year ended December 31, 2017, and losses of $16 million for the supplemental pro forma year ended December 31, 2016, related to the translation of monetary assets and liabilities that are denominated in Canadian dollars, primarily due to intercompany loans. Also included in other income (expense) are losses on extinguishment of debt for the year ended December 31, 2017 and supplemental pro forma year ended December 31, 2016 of $4 million and $28 million, respectively, related to the amendments and restatements of our First Lien Credit Facilities in 2017, and the write-off of debt discount and issuance costs associated with the voluntary paydown of $260 million of the second lien notes in July and October 2016 and the amendments to the First Lien Credit Facilities as of June 23, 2016 and December 28, 2016.

Income Tax Benefit
Income tax benefit for the year ended December 31, 2017 was $764 million as compared to $119 million for the supplemental pro forma year ended December 31, 2016, resulting in an effective tax rate of 181.3% as compared to an effective tax rate of 29.4% for the respective periods. Refer to the “—Income Tax Benefit” section above in “Results of Operations” for information on the Tax Reform impact on income tax benefit for the year ended December 31, 2017.
Unaudited Supplemental Pro Forma Year Ended December 31, 2016 Compared To Unaudited Supplemental Pro Forma Year Ended December 31, 2015
Total Revenue
Total revenue increased $110 million for the supplemental pro forma year ended December 31, 2016 as compared to the supplemental pro forma year ended December 31, 2015. This increase was a result of an increase in monitoring and related services of $57 million and an increase in installation and other revenue of $52 million.
The increase in monitoring and related services revenue was primarily driven by a change in contractual monthly recurring fees for monitoring and other recurring services, which were favorably impacted by an improvement in average pricing, partially offset by lower customer volume. The improvement in average pricing was driven by price escalations on our existing customer base, as well as the addition of new customers at higher rates, largely due to an increase in interactive service customers as compared to total customer additions. These factors also were the primary driver for an increase in RMR, which increased from $322 million as of December 31, 2015 to $328 million as of December 31, 2016. The lower customer volume resulted from a decrease in net customer additions, which reflects improvements in gross customer revenue attrition of 1.1 percentage points, both of which resulted from our enhanced focus on high quality customer additions through our disciplined customer selection process.
The increase in installation and other revenue was primarily due to greater revenue of approximately $42 million for security related equipment sold outright to our customers for the supplemental pro forma year ended December 31, 2016, as compared to the supplemental pro forma year ended December 31, 2015.
Cost of Revenue
Cost of revenue increased $62 million for the supplemental pro forma year ended December 31, 2016 as compared to the supplemental pro forma year ended December 31, 2015. The increase in cost of revenue was attributable to (i) a $23 million increase in installation costs associated with the higher volume of sales where security related equipment is sold outright to the customer; and (ii) enhanced customer revenue attrition improvement initiatives, which resulted in an increase in customer care expenses of approximately $22 million and an increase field and maintenance service expenses of approximately $18 million to enhance service levels and lower customer backlog.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $92 million for the supplemental pro forma year ended December 31, 2016 as compared to the supplemental pro forma year ended December 31, 2015.  This decrease primarily relates to a reduction in advertising costs of approximately $46 million, and a decrease in general and administrative expenses of approximately $39 million that were a result of synergies associated with the ADT Acquisition.
Depreciation and Intangible Asset Amortization
Depreciation and intangible asset amortization decreased $17 million for the supplemental pro forma year ended December 31, 2016 as compared to the supplemental pro forma year ended December 31, 2015. This decrease is primarily related to a decrease of approximately $99 million in amortization of definite-lived intangible assets and depreciation of subscriber system assets acquired in the ADT Acquisition and the Formation Transactions that were recognized on an accelerated basis. This decrease is partially offset by approximately $41 million of an increase in amortization expense primarily associated with the Protection One trade name, which we began amortizing in July 2016, and approximately $26 million of an increase in amortization expense on new customer contracts acquired under the ADT Authorized Dealer Program.

Merger, Restructuring, Integration, and Other Costs
Merger, restructuring, integration, and other costs increased by $53 million for the supplemental pro forma year ended December 31, 2016 as compared to the supplemental pro forma year ended December 31, 2015. Included in merger, restructuring, integration, and other costs were increased restructuring costs of $47 million primarily associated with severance of certain former executives and employees of The ADT Corporation in connection with the ADT Acquisition, increased integration costs of $9 million primarily related to the integration of The ADT Corporation businesses, and other impairments of $13 million during the year ended December 31, 2016. These were offset by decreased acquisition costs of $16 million.
Interest Expense, Net
Net interest expense decreased $19 million for the supplemental pro forma year ended December 31, 2016 as compared to the supplemental pro forma year ended December 31, 2015. Net interest expense is primarily comprised of interest expense on our long-term debt. The decrease in interest expense is primarily related to the voluntary paydown of our $260 million of second lien notes in July and October 2016.
Other Income (Expense)
Other expense increased $56 million for the supplemental pro forma year ended December 31, 2016 as compared to the supplemental pro forma year ended December 31, 2015. Other expense for the supplemental pro forma year ended December 31, 2016 primarily includes (i) net foreign currency losses of $16 million from the translation of monetary assets and liabilities that are denominated in Canadian dollars, most of which relates to intercompany loans, and (ii) losses on extinguishment of debt of $28 million primarily relating to the write-off of debt discount and issuance costs associated with the voluntary paydown of $260 million of the second lien notes in July and October 2016 and the amendments to the First Lien Credit Facilities as of June 2016 and December 2016.
Income Tax Benefit
Income tax benefit for the supplemental pro forma year ended December 31, 2016 was $119 million compared with $189 million for the supplemental pro forma year ended December 31, 2015, resulting in an effective tax rate of 29.4% compared with an effective tax rate of 40.2% for the same periods. The change in the effective tax rate and income tax benefit primarily reflects the impact of permanent items mainly related to non-deductible acquisition costs associated with the ADT Acquisition.
Adjusted EBITDA and Supplemental Pro Forma Adjusted EBITDA
The following table presents a reconciliation of net income (loss) to Adjusted EBITDA and Supplemental Pro Forma Adjusted EBITDA, as applicable, for the periods presented:

(in thousands)	Year Ended December 31, 2017	Supplemental Pro Forma Year Ended December 31, 2016	Supplemental Pro Forma Year Ended December 31, 2015
Net income (loss)	$342,627	$(284,941)	$(281,370)
Interest expense, net	732,841	750,006	768,789
Income tax (benefit) expense	(764,313)	(118,854)	(189,251)
Depreciation and intangible asset amortization	1,863,299	1,574,219	1,591,410
Merger, restructuring, integration and other costs(1)	64,828	86,186	33,224
Financing and consent fees(2)	63,593	5,302	—
Foreign currency (gains)/losses(3)	(23,804)	16,042	—
Loss on extinguishment of debt(4)	4,331	28,293	—
Other non-cash items(5)	12,899	16,276	—
Radio conversion costs(6)	12,244	67,816	60,410
Amortization of deferred subscriber acquisition costs and revenue, net(7)	5,037	6,052	1,063
Share-based compensation expense(8)	11,276	10,108	28,103
Management fees and other charges(9)	27,945	20,438	18,903
Adjusted EBITDA	$2,352,803	N/A	N/A
Supplemental Pro Forma Adjusted EBITDA	N/A	$2,176,943	$2,031,281
__________________

N/A—Not applicable

(1)	Represents post-acquisition restructuring and integration charges associated with various acquisitions and other asset impairments.

(2)
Financing and consent fees represents fees associated with (i) the Special Dividend, (ii) amendments and restatements to our First Lien Credit Facilities, and (iii) the 2017 Incremental First Lien Term B-1 Loan.

(3)	Foreign currency (gains)/losses relates to the translation of monetary assets and liabilities that are denominated in Canadian dollars, primarily due to intercompany loans.

(4)
Loss on extinguishment of debt for year ended December 31, 2017 and supplemental pro forma year ended December 31, 2016 primarily relates to the write-off of debt discount and issuance costs associated with amendments and restatements to the First Lien Credit Facilities.

(5)
Represents other non-cash items such as certain asset write-downs, as well as a net loss on the settlement of derivative contracts that were executed to hedge future cash flows associated with the ADT Acquisition during the supplemental pro forma year ended December 31, 2016.

(6)	Represents costs associated with our program that began in 2015 to upgrade cellular technology used in many of our security systems.

(7)	Represents non-cash amortization expense associated with deferred subscriber acquisition costs, net of non-cash amortization of revenue associated with deferred installation revenue.

(8)
Share-based compensation expense represents compensation expense associated with our equity compensation plans. Refer to Note 12 “Share-based Compensation” to the accompanying consolidated financial statements for further discussion

(9)
Includes $20 million of management fees to our Sponsor for certain management consulting and advisory services for the year ended December 31, 2017, supplemental pro forma year ended December 31, 2016 and 2015. Such agreement was terminated in connection with the consummation of the IPO.

Adjusted EBITDA for the year ended December 31, 2017 increased by $176 million as compared to the Supplemental Pro Forma Adjusted EBITDA for the supplemental pro forma year ended December 31, 2016. Supplemental Pro Forma Adjusted EBITDA for the supplemental pro forma year ended December 31, 2016 increased by $146 million as compared to the supplemental pro forma year ended December 31, 2015. These increases were driven by increases in revenue as well as reductions in selling, general and administrative expenses, which were partially offset by increases in cost of revenue.
For further details on the drivers of these changes, refer to the discussions above.
NOTES TO THE UNAUDITED SUPPLEMENTAL PRO FORMA FINANCIAL INFORMATION PRESENTED IN THE SUPPLEMENTAL MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
1. Unaudited Supplemental Pro Forma Statement of Operations for the Year Ended December 31, 2016

(in thousands)	ADT Inc. Historical	The ADT Corporation Historical 1(a)	Acquisition Adjustments		Supplemental Pro Forma December 31, 2016
Monitoring and related services	$2,748,222	$1,143,357	$62,845	1(b)	$3,954,424
Installation and other	201,544	69,352	(58,404)	1(b)	212,492
Total Revenue	2,949,766	1,212,709	4,441	1(b)	4,166,916
Cost of revenue	693,430	176,259	—		869,689
Selling, general and administrative expenses	858,896	425,315	(45,288)	1(c)	1,238,923
Depreciation and intangible asset amortization	1,232,967	394,827	(53,575)	1(d)	1,574,219
Merger, restructuring, integration, and other costs	393,788	46,595	(354,197)	1(e)	86,186
Operating (loss) income	(229,315)	169,713	457,501		397,899
Interest expense, net	(521,491)	(71,605)	(156,910)	1(f)	(750,006)
Other (expense) income	(51,932)	244	—		(51,688)
(Loss) income before income taxes	(802,738)	98,352	300,591		(403,795)
Income tax benefit (expense)	266,151	(31,869)	(115,428)	1(g)	118,854
Net (loss) income	$(536,587)	$66,483	$185,163		$(284,941)
___________________________

1(a)
The ADT Corporation’s historical combined statement of operations data for the period January 1, 2016 to May 1, 2016 has been derived by adding the historical consolidated statement of operations for the three months ended March 31, 2016 and the historical consolidated statement of operations data for the period April 1, 2016 to May 1, 2016. Certain expenses has been reclassified to conform to current period presentation.

1(b)	Reflects the impact of:

(i)
the reversal of a purchase accounting adjustment related to the write-down to fair value of deferred revenue associated with services not yet rendered of $63 million that is directly related to the ADT Acquisition, but does not have a continuing impact on the Company; and

(ii)
the elimination of The ADT Corporation historical amortization of deferred installation revenue of $58 million as a result of the purchase price allocation for the ADT Acquisition as if the acquisition had occurred on January 1, 2015 because the application of this purchase accounting adjustment has a continuing impact on the Company.

1(c)	Reflects the impact of:

(i)
the elimination of The ADT Corporation historical amortization of deferred subscriber acquisition costs of $52 million as a result of the purchase price allocation for the ADT Acquisition as if the acquisition had occurred on January 1, 2015 because the application of this purchase accounting adjustment has a continuing impact on the Company; and

(ii)
an increase in management fees of $7 million associated with the Management Consulting Agreement directly related to the ADT Acquisition as if the acquisition had occurred on January 1, 2015 because it has a continuing impact on the Company due to the term of the agreement (see “Item 13. Certain Relationships and Related Party Transactions and Director Independence—Management Consulting Agreement”).

1(d)	To record the following net decrease in depreciation and intangible asset amortization as a result of the purchase price allocation associated with the ADT Acquisition:

in thousands	Year Ended December 31, 2016
Amortization of intangible assets(i)	$234,284
Subscriber system asset and property and equipment depreciation(ii)	106,968
Elimination of historical The ADT Corporation depreciation and amortization expense	(394,827)
Net supplemental pro forma adjustment	$(53,575)
_____________________

(i)
Primarily consists of amortization of customer relationships and dealer relationships under the ADT Authorized Dealer Program. As of the acquisition date, customer relationships have a weighted-average remaining useful life of approximately 6 years, and are amortized on an accelerated basis.

(ii)
As of the acquisition date, subscriber system assets have a weighted-average remaining useful life of approximately 7 years, and are depreciated on an accelerated basis. Property and equipment depreciation has a remaining average life of 3 years and are depreciated on a straight-line basis.

1(e)	To remove transaction costs associated with the ADT Acquisition, as these costs will not have a continuing impact on the Company’s results.

1(f)
To record incremental interest expense (including related amortization of debt issuance costs and discount) of $168 million associated with borrowings to fund the ADT Acquisition as a result of: (1) the incremental first lien term loan facility of $1,555 million; (2) the issuance of $3,140 million of Prime Notes; (3) the amortization of issuance costs and fees associated with the $255 million 2021 Revolving Credit Facility; (4) the Koch Preferred Securities, which have an aggregate stated value of $750 million (dividends for the Koch Preferred Securities are recorded as interest expense); and (5) the amortization of the fair value adjustment made to the ADT Notes assumed as a result of the acquisition. These increases are net of the removal of interest expense of $11 million on The ADT Corporation debt repaid (including related amortization of capitalized debt acquisition costs) in connection with the consummation of the acquisition.

1(g)	To record the income tax expense impact of the supplemental pro forma adjustments at the blended statutory rate of 38.4%.
2. Unaudited Supplemental Pro Forma Statement of Operations for the Year Ended December 31, 2015

	Predecessor	Successor
(in thousands)	January 1, 2015	December 31, 2015	ASG Six Months Ended June 30, 2015 After Reclassifications 1(a)	Formation Transaction Adjustments (Note 1 to this Note 2)		Subtotal	The ADT Corporation Twelve Months Ended December 31, 2015 After Reclassifications 2(a)	ADT Acquisition Adjustments (Note 2 to Note 2)		Pro Forma Year Ended December 31, 2015
Monitoring and related services	$189,028	$238,257	$59,697	$18,573	1(b)	$505,555	$3,391,552	$—	2(b)	$3,897,107
Installation and other	48,681	73,310	12,064	(2,936)	1(b)	131,119	195,293	(166,277)	2(b)	160,135
Total revenue	237,709	311,567	71,761	15,637	1(b)	636,674	3,586,845	(166,277)	2(b)	4,057,242
Cost of revenue	100,591	148,521	31,672	1,228	1(c)	282,012	525,524	—		807,536
Selling, general and administrative expenses	74,977	84,134	24,354	(12,656)	1(d)	170,809	1,285,356	(124,839)	2(c)	1,331,326
Depreciation and intangible asset amortization	41,548	83,650	26,038	8,295	1(e)	159,531	1,139,166	292,713	2(d)	1,591,410
Merger, restructuring, integration, and other costs	9,361	35,036	925	(23,951)	1(f)	21,371	11,853	—		33,224
Operating income (loss)	11,232	(39,774)	(11,228)	42,721		2,951	624,946	(334,151)		293,746
Interest expense, net	(29,129)	(45,169)	(10,844)	(5,706)	1(g)	(90,848)	(207,257)	(470,684)	2(e)	(768,789)
Other (expense) income	331	325	—	—		656	3,766	—		4,422
(Loss) income before income taxes	(17,566)	(84,618)	(22,072)	37,015		(87,241)	421,455	(804,835)		(470,621)
Income tax (expense) benefit	(1,025)	30,365	(584)	(14,214)	1(h)	14,542	(134,348)	309,057	2(f)	189,251
Net (loss) income	$(18,591)	$(54,253)	$(22,656)	$22,801		$(72,699)	$287,107	$(495,778)		$(281,370)
___________________________
Note 1 to Note 2. ASG Reclassifications and Formation Transactions Adjustments:

1(a)
ASG’s historical presentation of its revenues and certain expenses contained within its historical consolidated statement of operations for the six months ended June 30, 2015 have been reclassified to conform to the current period presentation.

1(b)
To record an increase to revenue consisting of: (i) the reversal of a purchase accounting adjustment related to the write-down to fair value of deferred revenue associated with services not yet rendered of $19 million that is directly related to the Formation Transactions, but does not have a continuing impact on the Company; (ii) the elimination of historical amortization of deferred installation revenue of $7 million as a result of the purchase price allocation for the Formation Transactions as if they had occurred on January 1, 2015 because the application of the purchase accounting adjustment has a continuing impact on the Company; and (iii) an accounting policy adjustment increasing revenue by $4 million to conform ASG’s revenue accounting policy to the Company’s policy. For certain types of sales, ASG used the percentage-of-completion method to recognize revenue and cost. In contrast, the Company recognized all revenue and costs for the same types of sales upon project completion (“completed contract method”). In addition to revenue, the accounting policy adjustment impacts both the cost of revenue and selling, general and administrative expenses line items as noted below.

1(c)	To record an increase to cost of revenue for an accounting policy adjustment to conform ASG’s revenue accounting policy to the Company’s policy, as noted above in note 1(b).

1(d)	To record a decrease in selling, general and administrative expenses as follows:

(in thousands)	Year Ended December 31, 2015
Protection One and ASG historical amortization of deferred subscriber acquisition costs(i)	$(14,127)
ADT Inc.’s share based award expenses(ii)	1,490
ASG equity compensation plan expenses(iii)	1,694
Accounting policy adjustment(iv)	(992)
Management fees(v)	(721)
Net supplemental pro forma adjustment	$(12,656)
__________________________

(i)	To eliminate Protection One and ASG historical amortization of deferred subscriber acquisition costs as a result of purchase accounting associated with the Formation Transactions.

(ii)	ADT Inc.’s share based award expenses reflects the incremental expense related to the new executive compensation plan entered into as a result of ADT Inc.’s acquisition of Protection One, Inc.

(iii)
ASG equity compensation plan expenses reflect the elimination of the historical benefit that was recorded by ASG as presented in the statement of operations of the consolidated financial statements of ASG for the six months ended June 30, 2015. Final payout was made in conjunction with ADT Inc.’s acquisition of ASG as of July 1, 2015.

(iv)	The accounting policy adjustment conforms ASG’s revenue accounting policy to the Company’s accounting policy, as noted above in footnote (b).

(v)
Management fees reflects the elimination of the historical fees paid to affiliates of GTCR Golder Rauner II, L.L.C. and PCap L.P., respectively, by Protection One, Inc. and ASG. Subsequent to the Formation Transactions (and prior to the ADT Acquisition), there were no management fees in place with respect to Protection One, Inc. and ASG payable to our Sponsor.

1(e)	To record the following net increase in depreciation and intangible asset amortization as a result of the purchase price allocation associated with the Formation Transactions:

(in thousands)	Year Ended December 31, 2015
Amortization of intangible assets(i)	$145,243
Property and equipment depreciation(i)	14,288
Elimination of historical Protection One and ASG depreciation and amortization expense	(151,236)
Net supplemental pro forma adjustment	$8,295
_______________________

(i)	Reflects amortization and depreciation as a result of the purchase price allocation associated with the Formation Transactions.

1(f)	Transaction fees reflect the elimination of historical acquisition-related transaction costs that were non-recurring, expensed as incurred and are directly attributable to the Formation Transactions.

1(g)	To record the incremental interest expense (including amortization of discount and debt issuance costs) due to the new debt acquired to finance the Formation Transactions.

1(h)
To record the income tax expense impact of the supplemental pro forma adjustments at the statutory rate of 38.4%. The Company operates in multiple jurisdictions, and as such the statutory rate may not be reflective of the actual impact of the tax effects of the adjustments.

Note 2 to Note 2. The ADT Corporation Twelve Months Ended December 31, 2015 and The ADT Acquisition Adjustments:

2(a)
The ADT Corporation’s historical consolidated statement of operations data for the twelve months ended December 31, 2015 has been derived by deducting the historical unaudited consolidated statement of operations data for the three months ended December 26, 2014 from the historical audited statement of operations data for the fiscal year ended September 25, 2015, and then adding thereto the historical unaudited consolidated statement of operations data from the three months ended December 31, 2015. Certain expenses have been reclassified to conform to the current presentation.

2(b)
Reflects the impact of the elimination of The ADT Corporation historical amortization of deferred installation revenue of $166 million as a result of the purchase price allocation for the ADT Acquisition as if the acquisition had occurred on January 1, 2015 because the application of this purchase accounting adjustment has a continuing impact on the Company.

2(c)	Reflects the impact of:

(i)
the elimination of The ADT Corporation historical amortization of deferred subscriber acquisition costs of $145 million as a result of the purchase price allocation for the ADT Acquisition as if the acquisition had occurred on January 1, 2015 because the application of this purchase accounting adjustment has a continuing impact on the Company; and

(ii)
an increase in management fees of $20 million associated with the Management Consulting Agreement directly related to the ADT Acquisition as if the acquisition had occurred on January 1, 2015 because it has a continuing impact on the Company due to the term of the agreement (see “Certain Relationships and Related Party Transactions—Management Consulting Agreement”).

2(d)	To record the following net increase in depreciation and intangible asset amortization as a result of the purchase price allocation associated with the ADT Acquisition:

(in thousands)	Year Ended December 31, 2015
Amortization of intangible assets(i)	$881,929
Subscriber system asset and property and equipment depreciation(ii)	549,950
Elimination of historical The ADT Corporation depreciation and amortization expense	(1,139,166)
Net supplemental pro forma adjustment	$292,713
___________________

(i)
Primarily consists of amortization of customer relationships and dealer relationships under the ADT Authorized Dealer Program. As of the acquisition date, customer relationships have a weighted average remaining useful life of approximately 6 years, and are amortized on an accelerated basis.

(ii)
As of the acquisition date, subscriber system asset have a weighted average remaining useful life of approximately 7 years, and are amortized on an accelerated basis. Property and equipment have a remaining average life of 3 years and are depreciated on a straight-line basis.

2(e)
To record incremental interest expense (including related amortization of debt issuance costs and discount) of $518 million associated with borrowings to fund the ADT Acquisition as a result of: (1) the incremental first lien term loan facility of $1,555 million; (2) the issuance of $3,140 million second priority senior secured notes; (3) the amortization of issuance costs and fees associated with the $255 million 2021 Revolving Credit Facility; (4) the Koch Preferred Securities, which have an aggregate stated value of $750 million (dividends for the Koch Preferred Securities are recorded as interest expense); and (5) the amortization of the fair value adjustment made to the ADT Notes assumed as a result of the acquisition. These increases are net of the removal of interest expense of $47 million on The ADT Corporation debt repaid (including related amortization of capitalized debt acquisition costs) in connection with the consummation of the acquisition.

2(f)
To record the income tax expense impact of the supplemental pro forma adjustments at the blended statutory rate of 38.4%. The Company operates in multiple jurisdictions, and as such the statutory rate may not be reflective of the actual impact of the tax effects of the adjustments.

Components of Unaudited Supplemental Pro Forma Adjusted EBITDA
The following tables present a reconciliation of Supplemental Pro Forma Adjusted EBITDA to net loss for the periods presented.
Unaudited Supplemental Pro Forma Year Ended December 31, 2016
The unaudited supplemental pro forma year ended December 31, 2016 has been derived from (i) the Company’s historical consolidated financial information for the year ended December 31, 2016 included in this document, (ii) The ADT Corporation’s historical condensed consolidated financial information for the three months ended March 31, 2016, and (iii) The ADT Corporation’s historical condensed consolidated financial information for the period April 1, 2016 to May 1, 2016, as illustrated in the table below:

(in thousands)	ADT Inc. Historical Year Ended December 31, 2016	The ADT Corporation Historical	Pro Forma Adjustments	Supplemental Pro Forma December 31, 2016
Net (loss) income	$(536,587)	$66,483	$185,163	$(284,941)
Interest expense, net	521,491	71,605	156,910	750,006
Income tax (benefit) expense	(266,151)	31,869	115,428	(118,854)
Depreciation and intangible asset amortization	1,232,967	394,827	(53,575)	1,574,219
Merger, restructuring, integration and other costs	393,788	46,595	(354,197)	86,186
Financing and consent fees	5,302	—	—	5,302
Foreign currency losses	16,042	—	—	16,042
Loss on extinguishment of debt	28,293	—	—	28,293
Purchase accounting deferred revenue fair value adjustment	62,845	—	(62,845)	—
Other non-cash items	16,276	—	—	16,276
Radio conversion costs	34,405	33,411	—	67,816
Amortization of deferred subscriber acquisition costs and revenue, net	6,052	(6,395)	6,395	6,052
Share-based compensation expense	4,625	5,483	—	10,108
Management fees and other charges	13,541	176	6,721	20,438
Supplemental Pro Forma Adjusted EBITDA	$1,532,889	$644,054	$—	$2,176,943
Unaudited Supplemental pro forma year ended December 31, 2015
The unaudited supplemental pro forma year ended December 31, 2015 has been derived from (i) the historical consolidated financial information for the Successor period from Inception through December 31, 2015 and the Predecessor period from January 1, 2015 through June 30, 2015 included in this document, (ii) The ADT Corporation’s historical condensed combined consolidated financial information for the twelve months ended December 31, 2015 not included in this document, and (iii) ASG’s historical consolidated financial information for the six months ended June 30, 2015 included in this document, as illustrated in the table below:

	Predecessor	Successor
(in thousands)	Period from January 1, 2015 through June 30, 2015	From Inception through December 31, 2015	ASG Six Months Historical Ended June 30, 2015	Other Pro Forma Adjustments	Subtotal	The ADT Corporation Twelve Months Ended December 31, 2015(a)	ADT Acquisition Adjustments	Supplemental Pro Forma Year Ended December 31, 2015
Net (loss) income	$(18,591)	$(54,253)	$(22,656)	$22,801	$(72,699)	$287,107	$(495,778)	$(281,370)
Interest expense, net	29,129	45,169	10,844	5,706	90,848	207,257	470,684	768,789
Income tax (benefit) expense	1,025	(30,365)	584	14,214	(14,542)	134,348	(309,057)	(189,251)
Depreciation and intangible asset amortization	41,548	83,650	26,038	8,295	159,531	1,139,166	292,713	1,591,410
Merger, restructuring, integration and other costs	9,361	35,036	925	(23,951)	21,371	11,853	—	33,224
Purchase accounting deferred revenue fair value adjustment	—	18,574	—	(18,574)	—	—	—	—
Radio conversion costs	1,014	4,312	—	—	5,326	55,084	—	60,410
Amortization of deferred subscriber acquisition costs and revenue, net	7,578	770	(571)	(6,714)	1,063	(21,438)	21,438	1,063
Share-based compensation expense	781	2,259	(1,694)	3,184	4,530	23,573	—	28,103
Management fees and other charges	481	(324)	221	(720)	(342)	(755)	20,000	18,903
Supplemental Pro Forma Adjusted EBITDA	$72,326	$104,828	$13,691	$4,241	$195,086	$1,836,195	$—	$2,031,281
________________

(a)
The ADT Corporation’s historical consolidated financial information for the twelve months ended December 31, 2015 has been derived by deducting the historical consolidated financial information for the three months ended December 26, 2014 from the historical consolidated financial information for the fiscal year ended September 25, 2015, and then adding thereto the historical consolidated financial information for the three months ended December 31, 2015.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our operations include activities in the U.S. and Canada. These operations expose us to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. We monitor and manage these financial exposures as an integral part of our overall risk management program. Our policies allow for the use of specified financial instruments for hedging purposes only. Use of derivatives for speculation purposes is prohibited.
Interest Rate Risk
Our debt, includes fixed-rate debt, as well as variable-rate debt and Revolving Credit Facilities that bear interest based on LIBOR. As a result, we are exposed to fluctuations in interest rates on our long-term debt. The carrying value of our debt, excluding capital leases, was $10,128 million and $9,464 million as of December 31, 2017 and 2016, respectively. The fair value of our debt, excluding capital leases, was $10,869 million and $10,014 million as of December 31, 2017 and 2016, respectively. As of December 31, 2017, a hypothetical 10% increase or decrease in interest rates would change the fair value of our debt by approximately $241 million. As of December 31, 2017, the exposure associated with our variable-rate borrowings to a hypothetical 10% increase or decrease in interest rates would not be material to earnings, fair values, or cash flows. See Note 5 “Debt” to the accompanying consolidated financial statements for further discussion.
To help manage borrowing costs, we may from time to time enter into interest rate swap transactions with financial institutions acting as principal counterparties. As of December 31, 2017, we had interest rate swap contracts outstanding with notional amounts aggregating $1,000 million used to economically hedge a portion of our variable-rate debt under our First Lien Credit Facilities. Refer to Note 9 “Derivative Financial Instruments” to the accompanying consolidated financial statements for further discussion.
Foreign Currency Risk
We have exposure to the effects of foreign currency exchange rate fluctuations on the results of our Canadian operations. Our Canadian operations use the Canadian dollar to conduct business, but our results are reported in U.S. dollars.
We are exposed to the foreign currency exchange rate fluctuations to the extent that we enter into transactions denominated in currencies other than our subsidiaries’ respective functional currencies. We may from time to time use financial derivatives, which may include forward foreign currency exchange contracts and foreign currency options, to hedge this risk. We generally do not hedge investments in foreign subsidiaries if such investments are long-term in nature.
The Company recognized net foreign currency gains of $24 million and losses of $16 million for the years ended December 31, 2017 and 2016, respectively, related to the translation of monetary assets and liabilities that are denominated in Canadian dollars, primarily related to intercompany loans. Such amounts are included in other income (expense) in the Consolidated Statements of Operations.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The Reports of Independent Registered Public Accounting Firm, our consolidated financial statements, the accompanying Notes to Consolidated Financial Statements, and the Financial Statement Schedule that are filed as part of this Annual Report are listed under “Item 15. Exhibits and Financial Statement Schedules” and are set forth beginning on page F-1 immediately following the signature pages of this Annual Report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) as of the end of the period covered by this Annual Report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2017, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) of the Exchange Act during the three months ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting
This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Executive Officers and Directors
The following table sets forth the name, age, and position of each of our executive officers and directors as of March 8, 2018.

Name	Age	Position
Timothy J. Whall	56	Chief Executive Officer, Director
James D. DeVries	54	President
Daniel M. Bresingham	46	Executive Vice President and Chief Administrative Officer
P. Gray Finney	59	Senior Vice President, Chief Legal Officer and Secretary
Jeffrey Likosar	47	Executive Vice President, Chief Financial Officer and Treasurer
Jamie E. Haenggi	48	Senior Vice President and Chief Growth Officer
Donald Young	53	Senior Vice President and Chief Information Officer
Jay Darfler	41	Senior Vice President, Emerging Growth Markets
Robert M. Dale	60	Senior Vice President, National Account Sales
Zachary Susil	35	Vice President, Controller
Amelia O. Pulliam	46	Senior Vice President, Chief Human Resources Officer
Andrew D. Africk	51	Director
Marc E. Becker	45	Director (Chairman)
Matthew H. Nord	38	Director
Reed B. Rayman	31	Director
Eric L. Press	52	Director
Lee J. Solomon	46	Director
Stephanie Drescher	44	Director
Brett Watson	37	Director
David Ryan	48	Director
Matthew E. Winter	61	Director
The following are brief biographies describing the backgrounds of the executive officers and directors of the Company.
Timothy J. Whall is our Chief Executive Officer and a member of our board of directors. Mr. Whall has served as Chief Executive Officer of Prime Borrower since July 2015 and was also President of Prime Borrower from July 2015 to March 2018. Previously, Mr. Whall served as the President, Chief Executive Officer, and a member of the board of directors of Protection One, Inc. from June 2010 to March 2017. Mr. Whall joined SecurityLink in 1990 as a Service Manager. He served as a General Manager before joining the senior management team in various capacities and ultimately becoming President and Chief Operating Officer. After SecurityLink was acquired by GTCR in 2000, Mr. Whall continued to serve as President and Chief Operating Officer. Following SecurityLink’s sale to Tyco in 2001, Mr. Whall was ADT’s Senior Vice President of Business Operations from 2001 to 2004. In 2004, Mr. Whall partnered with GTCR to acquire Honeywell’s Security Monitoring division (“HSM”). At HSM he served as President and Chief Operating Officer. Following the sale of HSM to Stanley Black & Decker, Mr. Whall served as Chief Operating Officer of StanleyWorks’ Convergent Security Solutions division for one year. In 2008, he left Stanley to pursue opportunities with GTCR. That partnership led to GTCR’s acquisition of the Protection One business in June 2010.
James D. DeVries is our President. From May 2, 2016 to September 2017, Mr. DeVries served as The ADT Corporation’s Executive Vice President and Chief Operating Officer. From December 2014 to May 2016, Mr. DeVries served as Executive Vice President of Brand Operations at Allstate Insurance Company, the second largest personal lines insurer in the United States. During his tenure at Allstate, Mr. DeVries led the operations organization, comprising approximately 7,000 employees in the United States, Northern Ireland, and India, and was responsible for, among other things, customer care centers, outbound and inbound phone sales, procurement, technical support, life underwriting and claims, real estate, administration, and fleet management. From March 2008 to December 2014, Mr. DeVries served as Executive Vice President and Chief Administrative Officer of Allstate, where has was accountable for, among other things, real estate and administration, human resources, and procurement. Prior to joining Allstate in 2008, Mr. DeVries served in various executive and management roles at Principal Financial Group, Ameritech, Quaker Oats Company, and Andrew Corporation. Mr. DeVries is a board member of Amsted Industries Inc., a diversified global manufacturer of industrial components serving primarily the railroad, vehicular, and construction and building markets, and a past board member of the Human Resources Management Association of Chicago, the Chicago Public Library Foundation, and the Boys & Girls Clubs of Central Iowa. Mr. DeVries received a bachelor’s degree from Trinity College, which is now known as Trinity International University, a master’s degree from Loyola University, and a Master of Business Administration from the Kellogg School of Management at Northwestern University.
Daniel M. Bresingham is our Executive Vice President and Chief Administrative Officer. He also serves as Executive Vice President and Chief Administrative Officer of Prime Borrower, and previously served as Prime Borrower’s Executive Vice President, Chief of Staff, and Treasurer from October 2016 to March 2018. Previously, Mr. Bresingham served as Chief Financial Officer of Prime Borrower from July 2015 to October 2016. From April 2010 to June 2015, Mr. Bresingham served as the Chief Financial Officer of Protection One. Prior to joining the Company, Mr. Bresingham served as Chief Financial Officer of Stanley Convergent Security Solutions from January 2007 through April 2010. Prior to then, Mr. Bresingham served as Controller of HSM Electronic Protection Services from November 2004 to January 2007. Mr. Bresingham also has senior management experience in the telecommunications industry and public accounting experience from his time at Arthur Andersen and PricewaterhouseCoopers. Mr. Bresingham successfully completed the examinations required to become a Certified Public Accountant and a Certified Internal Auditor. Mr. Bresingham holds a bachelor’s degree in Accounting from the University of Illinois at Urbana-Champaign and a M.B.A. from the University of Chicago.
P. Gray Finney is our Senior Vice President, Chief Legal Officer and Secretary. Previously, Mr. Finney served as the Senior Vice President, General Counsel, and Secretary of Protection One from August 2010 to March 2017. From 2005 to 2010, Mr. Finney was the managing member of Finney Law Firm LLC, a law firm focusing primarily on the electronic security industry and telecommunications. From 1997 to 2003, Mr. Finney served as Senior Vice President, General Counsel, and Secretary of ADT Security Services, Inc. From 1988 to 1996, Mr. Finney was a senior lawyer at Ryder System, Inc., and from 1982 to 1985, he was a Senior Tax Specialist at KPMG LLP. Mr. Finney is licensed to practice law in Alabama, Florida, Mississippi, and Texas, and is also licensed to practice public accountancy in both Alabama and Florida. Mr. Finney holds a B.S. in Accounting and Finance from Florida State University and a J.D. from the University of Miami.
Jeffrey Likosar is our Executive Vice President, Chief Financial Officer and Treasurer. He is also Prime Borrower’s Executive Vice President and Chief Financial Officer (since October 2016) and Treasurer (since March 2018). From February 2014 to September 2016, Mr. Likosar served as CFO of Gardner Denver, a leading global provider of high quality industrial equipment, technologies, and services to a broad and diverse customer base through a family of highly recognized brands. Mr. Likosar was responsible for all aspects of the financial function in this role. From November 2008 to February 2014, Mr. Likosar served in various capacities at Dell Inc., a privately owned multinational computer technology company, including as Chief Financial Officer, End User Computing and Operations, and Vice President of Financial Planning and Analysis and Acquisition Integration. Prior to joining Dell, Mr. Likosar spent most of his career at GE across the Appliances, Plastics, and Aviation Divisions. His roles included Chief Financial Officer of Resins (in GE’s Plastics Division) and Chief Financial Officer of Military Systems (in GE’s Aviation Division), in addition to various other roles in the Plastics and Appliances Divisions. Mr. Likosar began his career at GE Appliances as an analyst in the Financial Management Program and holds a bachelor’s degree in business administration from the Kenan-Flagler Business School at the University of North Carolina at Chapel Hill.
Jamie E. Haenggi is our Senior Vice President and Chief Growth Officer. Previously, Ms. Haenggi was our Senior Vice President and Chief Sales and Marketing Officer from July 2015 to March 2018. Previously, Ms. Haenggi was the Chief Revenue Officer of Protection One from June 2010 to June 2015. Ms. Haenggi has spent over 20 years in the security industry in a wide range of sales, marketing, and operational positions. Prior to working at Protection One, Ms. Haenggi served as Chief Marketing Officer at Vonage. She has also held leadership positions at National Guardian, Holmes Protection, and ADT Security Services, Inc. At ADT Security Services, Inc., she served as Vice President of Marketing and later as Vice President of Worldwide Marketing. Ms. Haenggi received her bachelor’s degree in International Relations and Japanese from the University of Minnesota.
Donald Young is our Senior Vice President and Chief Information Officer. He is also Prime Borrower’s Chief Information Officer and has served in this role since July 2015. Mr. Young served as the Chief Operating Officer and Chief Information Officer of Prime Borrower from July 2015 to May 2016, and for Protection One from June 2010 to July 2015. Mr. Young joined the alarm industry in 1988 after serving four years in the United States Air Force as a Computer Programmer Analyst. In 1988, Mr. Young first joined SecurityLink as Operations Manager. In 2001, Mr. Young became SecurityLink’s Chief Information Officer. Following the sale of SecurityLink, he was the Vice President of Information Technology at ADT Security Services, Inc. Mr. Young became Chief Information Officer at HSM in 2004. After the January 2007 sale of HSM to StanleyWorks, he was retained as Chief Information Officer of Stanley Convergent Solutions through May 2010.
Jay Darfler is our Senior Vice President, Emerging Growth Markets and has served in this position since May 2016. Previously, Mr. Darfler served as Vice President, Product Development & Connected Home of Cross Country Home Services from 2012 to 2016. Mr. Darfler has also served as Vice President and Divisional Merchandise Manager, Services for OfficeMax. Mr. Darfler has nearly 20 years of experience in emerging markets and commercializing new products and/or services. Mr. Darfler graduated from the University of Illinois at Urbana-Champaign with a degree in Finance.

Robert M. Dale is our Senior Vice President, National Account Sales, and has served in this role since July 2015. He was previously Senior Vice President of Sales for Protection One from 2010 to 2011 and Senior Vice President, National Account Sales, for Protection One from 2011 to July 2015. Mr. Dale began his security career in 1983 as a Commercial Sales Representative for ADT and has held several managerial positions, including National Account Manager, Sales Manager, General Manager, and Regional General Manager before joining Protection One and being named Senior Vice President of Commercial Sales. Mr. Dale earned his bachelor’s degree from the University of Louisville.
Zachary Susil is our Vice President, Controller, and has served in this position since January 2017. Previously, Mr. Susil served as Director of External Reporting and Accounting Research and Policy for The ADT Corporation from November 2015 to December 2016 and Director of Accounting Research and Policy from March 2015 to October 2015. Mr. Susil held various accounting positions at The ADT Corporation from September 2012. Prior to joining The ADT Corporation, Mr. Susil held positions at Tyco International Ltd and Ernst & Young LLP. Mr. Susil has more than 10 years of accounting experience and is a Certified Public Accountant in the state of Florida. Mr. Susil graduated from the University of Florida with a master’s degree in Accounting.
Amelia O. Pulliam is our Senior Vice President, Chief Human Resources Officer, and has served in this position since August 2016. In this role, she is responsible for leading all aspects of the company-wide human resources strategy and people practices for ADT’s nearly 18,000 employees across the U.S. and Canada. Ms. Pulliam joined ADT in August 2014 as Vice President, Talent Management, and was responsible for developing the talent and assessment practices for the company. Prior to joining ADT, Ms. Pulliam was with Coca Cola Enterprises from 2007 to 2014, and in her last post served as Vice President, HR Strategy/M&A and Employee Communications. Ms. Pulliam has nearly 20 years of experience in the field of Human Resources spanning the retail, manufacturing, and services industries in the U.S. and Europe. Ms. Pulliam graduated from the University of South Florida with a degree in Criminology.
Andrew D. Africk is a member of our board of directors. Mr. Africk has also served as a manager of Prime Borrower since its formation in May 2015. Mr. Africk is the founder of Searay Capital LLC, a private investment company. Mr. Africk established Searay Capital in July 2013 after 21 years leading private equity and capital markets investments for Apollo. As a Senior Partner at Apollo, Mr. Africk was responsible for investments in technology and communications, and has over 25 years of experience financing, analyzing and investing in public and private companies. Mr. Africk also currently serves as a director of Suncoke Energy Inc. and RPX Corporation. In the last five years, Mr. Africk has served on the boards of directors for various public companies, including Alliqua Biomedical, Hughes Telematics, Inc., and STR Holdings, Inc. Additionally, Mr. Africk serves on the Board of Overseers of the University of Pennsylvania School of Engineering and Applied Science, serves on the UCLA Science Board, and is a trustee of the Trinity School in New York City. Mr. Africk graduated summa cum laude, Phi Beta Kappa from UCLA with a B.A. in Economics, magna cum laude from the University of Pennsylvania Law School with a J.D., and with Distinction from the University of Pennsylvania’s Wharton School of Business with an MBA.
Marc E. Becker is the chairman of our board of directors and a designee of Apollo. Mr. Becker has also served as a manager of Prime Borrower since its formation in May 2015. Mr. Becker is a Senior Partner of Apollo. He joined Apollo in 1996. Prior to that time, Mr. Becker was employed by Smith Barney Inc. within its Investment Banking division. Mr. Becker also serves on the board of directors of Pinnacle Agriculture Holdings, LLC. During the past five years, Mr. Becker also served as a director of Affinion Group Holdings, Inc.; Apollo Residential Mortgage, Inc.; CEVA Holdings, LLC; Evertec Group, LLC; Novitex Holdings, Inc.; Quality Distribution, Inc.; Realogy Holdings Corp.; and SourceHOV Holdings Inc. Mr. Becker is actively involved in a number of non-profit organizations and serves as the chairman of the board of the TEAK Fellowship and as Treasurer of the Park Avenue Synagogue. Mr. Becker graduated cum laude with a B.S. in Economics from the University of Pennsylvania’s Wharton School of Business.
Matthew H. Nord is a member of our board of directors and a designee of Apollo. Mr. Nord has also served as a manager of Prime Borrower since its formation in May 2015. Mr. Nord is a Senior Partner of Apollo. He joined Apollo in 2003. From 2001 to 2003, Mr. Nord was a member of the Investment Banking division of Salomon Smith Barney Inc. Mr. Nord serves on the boards of directors of Elexa Technologies, Inc.; Presidio Holdings, Inc.; RegionalCare Hospital Partners Holdings, Inc.; and West Corporation. Mr. Nord also serves on the Board of Trustees of Montefiore Health System and on the Board of Overseers of the University of Pennsylvania’s School of Design. During the past five years, Mr. Nord also served as a director of Affinion Group Inc.; Constellium N.V.; Evertec, Inc.; Novitex Parent, L.P.; MidCap Financial Holdings, Inc.; Noranda Aluminum Holding Corporation; and SOURCEHOV Holdings, Inc. Mr. Nord graduated summa cum laude with a B.S. in Economics from the University of Pennsylvania’s Wharton School of Business.

Reed B. Rayman is a member of our board of directors and a designee of Apollo. Mr. Rayman has also been a manager of Prime Borrower since its formation in May 2015. He is a Principal of Apollo, where he has worked since 2010. Mr. Rayman previously was employed by Goldman, Sachs & Co. in both its Industrials Investment Banking and Principal Strategies groups from 2008 to 2010. Mr. Rayman holds a B.A. cum laude in Economics from Harvard University. Mr. Rayman currently serves on the board of directors of Coinstar, LLC, Redbox Automated Retail LLC, CareerBuilder, Mood Media Corporation, and ecoATM. He previously served on the board of directors of Verso Corporation.
Eric L. Press is a member of our board of directors and a designee of Apollo. Mr. Press has also been a manager of Prime Borrower since May 2016. Mr. Press is a Senior Partner at Apollo. In his 20 years with Apollo, he has been involved in many of the firm’s investments in basic industrials, metals, lodging/gaming/leisure, and financial services. Prior to joining Apollo in 1998, Mr. Press was associated with the law firm of Wachtell, Lipton, Rosen & Katz, specializing in mergers, acquisitions, restructurings, and related financing transactions. From 1987 to 1989, Mr. Press was a consultant with The Boston Consulting Group, a management consulting firm focused on corporate strategy. Mr. Press currently serves on the boards of directors of Apollo Commercial Real Estate Finance, Inc.; Princimar Chemical Holdings; RegionalCare Hospital Partners; and Constellis Holdings. In the last five years, Mr. Press has served on the boards of directors for Verso Corporation.; Affinion Group Holdings, Inc.; Noranda Aluminum Holding Corporation; Athene Holding Ltd.; and Metals USA Holdings Corp. Mr. Press graduated magna cum laude from Harvard College with an A.B. in Economics and Yale Law School, where he was a Senior Editor of the Yale Law Journal.
Lee J. Solomon is a member of our board of directors and a designee of Apollo. Mr. Solomon has also been a manager of Prime Borrower since May 2016. Mr. Solomon is a Partner at Apollo Private Equity having joined in 2009. Prior to that time, Mr. Solomon was an executive in the media industry. Prior thereto, he served as a Principal at Grosvenor Park, which was a joint venture with Fortress Investment Group. Prior to that, he was the Executive Vice President of Business Affairs for Helkon Media. Mr. Solomon serves on the board of directors of Endemol Shine Group, Redbox Automated Retail LLC, Coinstar LLC, ecoATM, and Mood Media Corporation. He received his MBA from The Stern School of Business at New York University and graduated from the University of Rochester with a B.A. in Economics and Political Science.
Stephanie Drescher is a member of our board of directors and a designee of Apollo. Ms. Drescher has also been a manager of Prime Borrower since December 2017. Ms. Drescher is a Senior Partner at Apollo, having joined in 2004, and is a member of the firm’s Management Committee. Prior to joining Apollo, Ms. Drescher was employed by JP Morgan for ten years, primarily in its Alternative Investment group. Ms. Drescher has served on the board of directors of the JP Morgan Venture Capital Funds I and II, JP Morgan Corporate Finance Funds I and II, JP Morgan Private Investments Inc., and Allied Waste. Ms. Drescher is currently on the board of directors of The Young Woman’s Leadership Network and the Allen Stevenson School. Ms. Drescher graduated summa cum laude, Phi Beta Kappa from Barnard College of Columbia University and earned her M.B.A from Columbia Business School.
Brett Watson is a member of our board of directors and a designee of the Koch Investor. Mr. Watson has also been a manager of Prime Borrower since May 2016. Mr. Watson is a Senior Managing Director with Koch Equity Development LLC. Mr. Watson also serves on the board of directors of the parent companies of Infor, Flint Group and Transaction Network Services. Mr. Watson holds a B.S. and M.B.A. from Binghamton University. We anticipate that Mr. Watson will resign from our board of directors after we redeem in full the outstanding Koch Preferred Securities and pay the related redemption premium and other related amounts.
David Ryan is a member of our board of directors and a Co-Investor Designee. Mr. Ryan has also been a manager of Prime Borrower since May 2016. Mr. Ryan has been an Adviser to Birchtree Fund Investments Private Limited since August 2016. Mr. Ryan retired from his position as President of Goldman Sachs Asia Pacific ex-Japan in December 2013, a position he held since the beginning of 2011. Mr. Ryan has over 22 years of experience in various senior roles at Goldman Sachs. Mr. Ryan also serves on the board of directors of Mapletree Investments Pte Ltd.
Matthew E. Winter is a member of our board of directors. Mr. Winter was the President of The Allstate Corporation from January 2015 to February 2018, and prior to that, served as the President, Allstate Personal Lines for The Allstate Corporation from January 2013 to January 2015. Mr. Winter joined The Allstate Corporation in 2009 as President and Chief Executive Officer of Allstate Financial. Mr. Winter also serves on the board of directors and the Audit and Compensation Committees of H&R Block Inc. Mr. Winter has been actively involved in a number of non-profit organizations and currently serves on the board of directors of Feeding America. Mr. Winter holds a Bachelor of Science degree from the University of Michigan, a Juris Doctor degree from the Albany Law School of Union University, and a Master of Laws degree from the University of Virginia School of Law.

Controlled Company
We are now listed on the NYSE. As Apollo controls more than 50% of the combined voting power of the Company, we are considered a “controlled company” for the purposes of that exchange’s rules and corporate governance standards. As a “controlled company,” we are permitted to, and we elected to, not comply with certain corporate governance requirements, including (1) those that would otherwise require our board of directors to have a majority of independent directors, (2) those that would require that we establish a compensation committee of our board of directors (the “Compensation Committee”) composed entirely of independent directors and with a written charter addressing the committee’s purpose and responsibilities, and (3) those that would require we have a nominating and corporate governance committee of our board of directors (the “Nominating and Corporate Governance Committee”) comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, or otherwise ensure that the nominees for directors are determined or recommended to our board of directors by the independent members of our board of directors pursuant to a formal resolution addressing the nominations process and such related matters as may be required under the federal securities laws. Accordingly, the holders of our common stock do not have the same protections afforded to stockholders of companies that are subject to all of these corporate governance requirements. If we cease to be a “controlled company” and our shares continue to be listed on the NYSE, we will be required to comply with these provisions within the applicable transition periods.
Director Independence
As allowed under the applicable rules and regulations of the SEC and the NYSE, we intend to phase in compliance with the heightened independence requirements prior to the end of the one-year transition period. As of March 8, 2018, our independent directors, as such term is defined by the applicable rules and regulations of the NYSE, are Mr. Africk and Mr. Winter.
Board Composition
Our board of directors consists of eleven members. Each director is to hold office until his or her successor is duly elected and qualified or until his or her earlier death, resignation, or removal. The authorized number of each class of directors may be increased or decreased by our board of directors in accordance with our amended and restated certificate of incorporation. At any meeting of the board of directors, except as otherwise required by law, a majority of the total number of directors then in office will constitute a quorum for all purposes.
Board Committees
The board of directors committees include an executive committee (the “Executive Committee”), an audit committee (the “Audit Committee”), a Compensation Committee, and a Nominating and Corporate Governance Committee. In addition, we have availed ourselves of the “controlled company” exception under the NYSE rules which exempts us from certain requirements, including the requirements that we have a majority of independent directors on our board of directors and that we have Compensation Committee and Nominating and Corporate Governance Committees composed entirely of independent directors. We will, however, remain subject to the requirement that we have an Audit Committee composed entirely of independent members by the end of the transition period for companies listing in connection with an initial public offering.
If at any time we cease to be a “controlled company” under the NYSE rules, the board of directors will take all action necessary to comply with the applicable NYSE rules, including appointing a majority of independent directors to the board of directors and establishing certain committees composed entirely of independent directors, subject to a permitted “phase-in” period.
Executive Committee
Our Executive Committee consists of Messrs. Becker (Chair), Rayman, and Whall. Subject to certain exceptions, the Executive Committee generally may exercise all of the powers of the board of directors when the board of directors is not in session. The Executive Committee serves at the pleasure of our board of directors. This committee and any of its members may continue or be changed once our Sponsor no longer owns a controlling interest in us.
Audit Committee
Our Audit Committee consists of Messrs. Rayman (Chair), Africk, and Winter. Our board of directors has determined that both Mr. Africk and Mr. Winter qualify as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K and that both Mr. Africk and Mr. Winter are independent as independence is defined in Rule 10A-3 of the Exchange Act and under the NYSE listing standards. The principal duties and responsibilities of our Audit Committee are as follows:

•	to prepare the annual Audit Committee report to be included in our annual proxy statement;

•	to oversee and monitor our financial reporting process;

•	to oversee and monitor the integrity of our financial statements and internal control system;

•	to oversee and monitor the independence, retention, performance, and compensation of our independent auditor;

•	to oversee and monitor the performance, appointment, and retention of our senior internal audit staff person;

•	to discuss, oversee, and monitor policies with respect to risk assessment and risk management;

•	to oversee and monitor our compliance with legal and regulatory matters; and

•	to provide regular reports to the board of directors.
The Audit Committee has the authority to retain counsel and advisors to fulfill its responsibilities and duties and to form and delegate authority to subcommittees.
Compensation Committee
Our Compensation Committee consists of Messrs. Becker (Chair), Rayman, and Whall. The principal duties and responsibilities of the Compensation Committee are as follows:

•	to review, evaluate, and make recommendations to the full board of directors regarding our compensation policies and programs;

•
to review and approve the compensation of our chief executive officer, other officers, and key employees, including all material benefits, option or stock award grants, and perquisites and all material employment agreements, and confidentiality and non-competition agreements;

•
to review and recommend to the board of directors a succession plan for the chief executive officer and development plans for other key corporate positions as shall be deemed necessary from time to time;

•	to review and make recommendations to the board of directors with respect to our incentive compensation plans and equity-based compensation plans;

•	to administer incentive compensation and equity-related plans;

•	to review and make recommendations to the board of directors with respect to the financial and other performance targets that must be met;

•	to set and review the compensation of members of the board of directors; and

•	to prepare an annual compensation committee report and take such other actions as are necessary and consistent with the governing law and our organizational documents.
We have elected to avail ourselves of the “controlled company” exception under the NYSE rules which exempts us from the requirement that we have a Compensation Committee composed entirely of independent directors.
Nominating and Corporate Governance Committee
Our board of directors established a Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee consists of Messrs. Becker (Chair), Press, and Whall. The principal duties and responsibilities of the Nominating and Corporate Governance Committee are as follows:

•	to identify candidates qualified to become directors of the Company, consistent with criteria approved by our board of directors;

•
to recommend to our board of directors nominees for election as directors at the next annual meeting of stockholders or a special meeting of stockholders at which directors are to be elected, as well as to recommend directors to serve on the other committees of the board;

•	to recommend to our board of directors candidates to fill vacancies and newly created directorships on the board of directors;

•	to identify best practices and recommend corporate governance principles, including giving proper attention and making effective responses to stockholder concerns regarding corporate governance;

•	to develop and recommend to our board of directors guidelines setting forth corporate governance principles applicable to the Company; and

•	to oversee the evaluation of our board of directors and senior management.
We have elected to avail ourselves of the “controlled company” exception under the NYSE rules which exempts us from the requirement that we have a Nominating and Corporate Governance Committee composed entirely of independent directors.
Communications with the Board of Directors
A stockholder or other interested party who wishes to communicate with our directors, a committee of our board of directors, our independent directors as a group, or our board of directors generally may do so in writing. Any such communications may be sent to our board of directors by U.S. mail or overnight delivery and should be directed to our Secretary at ADT Inc., 1501 Yamato Road, Boca Raton, Florida 33431, who will forward them to the intended recipient(s). Any such communications may be made anonymously. Unsolicited advertisements, invitations to conferences or promotional materials, in the discretion of our Secretary, are not required, however, to be forwarded to the directors.
Code of Business Conduct and Ethics
Our board of directors has adopted a code of business conduct and ethics that applies to all of our directors, officers, and employees, and is intended to comply with the relevant listing requirements for a code of conduct as well as qualify as a “code of ethics” as defined by the rules of the SEC. The code of business conduct and ethics contains general guidelines for conducting our business consistent with the highest standards of business ethics. We intend to disclose future amendments to certain provisions of our code of business conduct and ethics, or waivers of such provisions applicable to any principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions, and our directors, on our website at https://investor.adt.com/. The code of business conduct and ethics is made available on our website.
Board Leadership Structure and Board’s Role in Risk Oversight
The board of directors has an oversight role, as a whole and also at the committee level, in overseeing management of its risks. The board of directors regularly reviews information regarding our credit, liquidity, and operations, as well as the risks associated with each. Our Compensation Committee is responsible for overseeing the management of risks relating to employee compensation plans and arrangements and the Audit Committee of the board of directors oversees the management of financial risks. While each committee is responsible for evaluating certain risks, and overseeing the management of such risks, the entire board of directors is regularly informed through committee reports about such risks.
Corporate Governance Guidelines
We have Corporate Governance Guidelines that address significant issues of corporate governance and set forth procedures by which our managers and board of directors carry out their respective responsibilities. The guidelines are available for viewing on our website at www.adt.com under the “Investor Relations” section. We will also provide the guidelines, free of charge, to stockholders who request them. Requests should be directed to our Secretary at ADT Inc., 1501 Yamato Road, Boca Raton, Florida 33431.
ITEM 11. EXECUTIVE COMPENSATION.
This Executive Compensation section describes in detail the Company’s executive compensation philosophy and programs. This Compensation Discussion and Analysis focuses on the compensation of our Named Executive Officers (the “NEOs”) who, for fiscal year 2017, are listed below.

Name	Title
Timothy J. Whall	President and Chief Executive Officer (“CEO”) (until September 2017) and, since September 2017, CEO
Jeffrey Likosar	Executive Vice President and Chief Financial Officer (until March 2018) and, since March 2018, Executive Vice President, Chief Financial Officer and Treasurer
Daniel M. Bresingham
Former Chief Financial Officer (until February 2017), Executive Vice President, Treasurer, and former Chief of Staff (until August 2017), Executive Vice President, Treasurer, and Chief Administrative Officer (until March 2018) and, since March 2018, Executive Vice President and Chief Administrative Officer

James D. DeVries	Executive Vice President and Chief Operating Officer (until September 2017) and, since September 2017, President
Jamie E. Haenggi
Senior Vice President and Chief Marketing Officer (until September 2017) and, Senior Vice President and Chief Sales and Marketing Officer (until March 2018), and, since March 2018, Senior Vice President and Chief Growth Officer

Donald Young	Senior Vice President and Chief Information Officer

Our executive compensation programs have historically been determined by the executive committee of Ultimate Parent. This Compensation Discussion and Analysis addresses the compensation philosophy and programs with respect to fiscal year 2017, and the decisions made by the Executive Committee with respect to our executive compensation programs. In connection with the Initial Offering, we formed a Compensation Committee, which is responsible for making decisions with respect to executive compensation.
Executive Compensation Philosophy
The Company’s executive compensation programs are guided by the following principles, which make up our executive compensation philosophy:

•	Pay for Performance. Compensation opportunities are designed to align executives’ pay with the Company’s performance and are focused on producing sustainable long-term growth.

•
Attract, Promote, and Retain Talented Management Team. We compete for talent with other companies of similar size in our market. To attract and retain executives with the experience necessary to achieve our business goals, compensation must be competitive and appropriately balanced between fixed compensation and at-risk compensation.

•
Align Interests with Interests of Shareholders. We believe that management should have a significant financial stake in the Company to align their interests with those of the shareholders and to encourage the creation of long-term value. Therefore, equity awards make up a substantial component of executive compensation.

Our executive compensation programs has three key elements, which have been designed according to these principles: base salary, annual cash incentive compensation, and long-term equity compensation. We also provide limited perquisites and retirement benefits to our NEOs.
Prior to the Initial Offering, we have balanced our executive compensation program toward equity compensation that promoted direct ownership in the business, alignment of the interests of management with our Sponsor, and a focus on long-term success. Each NEO has made a direct investment in Ultimate Parent and also holds profits interests under the Ultimate Parent’s operating agreement (the “LP Agreement”), 50% of which vest based on performance factors and the remaining 50% of which vest based solely on service. We have also ensured that the base salary and target annual incentive level of each NEO is competitive to appropriately retain and reward the NEOs for their ongoing service and achievements.
We believe that the design of our executive compensation program and our compensation practices support our compensation philosophy. We expect that, following the Initial Offering, our Compensation Committee will evaluate our compensation philosophy to determine whether it should be adjusted to take into account our status as a publicly traded company, as well as each of the elements of our compensation program, and may make changes as it deems appropriate.
Process for Determining Executive Compensation
Role of Executive Committee
Historically, the Executive Committee has made all determinations regarding the compensation of our NEOs, including their base salaries, target bonus percentages, actual bonus payouts, and long-term equity-based incentives.  The Executive Committee makes compensation decisions based on the expertise and knowledge of its members with respect to compensation in the general market for talent, as well as the individual executive’s role with the company, duties and responsibilities, and experience.  The Executive Committee does not, however, specifically benchmark NEO compensation to the compensation of executives in similar positions at companies in a peer group. During 2017, the Executive Committee did not engage a compensation consultant in connection with the determination or recommendations of compensation for our NEOs for fiscal year 2017.
Role of Management
In making determinations with respect to executive compensation for executive officers, the Executive Committee considers input from the CEO, who is a member of the Executive Committee. The CEO provides insight to the Executive Committee on specific decisions and recommendations related to the compensation of the executive officers other than the CEO. The Executive Committee believes that the input of the CEO with respect to the assessment of individual performance, succession planning and retention is a key component of the process.
Role of Compensation Consultant

In connection with the Initial Offering, we engaged ClearBridge Compensation Group (“ClearBridge”) to perform an analysis of our executive compensation programs and to provide recommendations with respect to any changes that should be made to our executive compensation programs following the Initial Offering. ClearBridge was engaged by the Company and not by our Executive Committee or the board of directors of Ultimate Parent. ClearBridge does not provide any services to the Company other than those it has been engaged to provide in connection with the Initial Offering.
Process for Determining Executive Compensation After Completion of the Initial Public Offering
In connection with the Initial Offering, we formed a Compensation Committee, which is responsible for making all determinations with respect to our executive compensation programs and the compensation of our NEOs. While our CEO is a member of the Compensation Committee and will be directly involved with the decisions on executive compensation made by the Compensation Committee, he will not have any authority with respect to the determination of his own compensation.
The Compensation Committee will have the authority to retain, compensate, and terminate an independent compensation consultant and any other advisors necessary to assist in its evaluation of executive compensation.
In December 2017, the Board retained Pearl Meyer & Partners, LLC, the compensation consulting firm, as its independent external advisor to assist it in its evaluation of non-management director, CEO, and other senior executive compensation, and to provide guidance with respect to developing and implementing our compensation philosophy and programs as a public company.
Elements of Executive Compensation
The Company’s total direct compensation program consists of three main elements: base salary, annual cash incentives, and equity-based long-term incentives. A significant majority of our NEOs’ total direct compensation is performance-based and at risk. The Company also provides various benefit and retirement programs, as well as an annual executive physical for our NEOs (and executive officers). The table below provides an overview of the elements of the Company’s executive compensation program, a brief description of each compensation element, and the reason for inclusion in the executive compensation program.

Compensation Element	Brief Description	Objectives
Base Salary	Fixed compensation	*	To attract and retain top talent with the experience, skills, and abilities critical to the long-term success of the Company
		*	To reward sustained success in meeting or exceeding key corporate or business objectives through merit increases
Annual Cash Incentive Bonuses	Variable, performance-based cash compensation	*	To drive Company performance against key strategic goals that are aligned with the interests of stockholders, including our Sponsor
		*	To recognize individuals based upon their performance against goals and objectives aligned to the delivery of key strategic priorities
		*	Performance-based and not guaranteed
Long-Term Incentives—Equity Based	Variable, equity-based compensation (based in the equity of Ultimate Parent) to promote achievement of longer-term performance objectives	*	To directly align the interests of executives with the interests of stockholders, including our Sponsor
		*	To support focus on long-term, sustainable Company performance, and to drive retention of key talent
Investment Requirement	Ability to make a direct investment in Ultimate Parent alongside our Sponsor	*	To align executives’ and our Sponsor’s interests and to encourage executives to have “skin in the game” through direct ownership
Employee Benefits and Perquisites	Includes medical, dental, and disability plans, as well as relocation programs and limited perquisites	*	To promote health, wellness, and well-being of executives
Retirement Programs	Includes both retirement savings plan and deferred compensation plan, as applicable	*	To provide for basic retirement for our executives
Our executive compensation program also provides for retention bonuses where appropriate, cash severance payments and benefits tied to provisions within each NEO’s employment agreement, and accelerated vesting of equity awards in the event of certain terminations of employment following a change in ownership of our business.
Base Salary
Each NEO is party to an employment agreement that provides for a fixed base salary, subject to annual review by the Executive Committee (or, following the Initial Offering, by our Compensation Committee). Base salaries may be increased, but, under the terms of the employment agreements, may not be decreased. The Executive Committee (or, after the completion of the Initial Offering, our Compensation Committee) reviews base salary levels on an annual basis to determine whether the base salary level is appropriate given the NEO’s job responsibilities, experience, value to the Company, and market level. Base salary levels are determined taking into consideration all elements of compensation as a whole, and based on individual position, experience, and competitive market base salaries for similar positions, but we do not specifically target or “benchmark” base salaries against any particular company or peer group.
2017 Base Salary
In April 2017, the Executive Committee reviewed base salaries of our NEOs and, based on individual performance and an assessment of market factors, determined that the base salaries should be adjusted upward. The new base salaries for each of our NEOs, effective April 30, 2017, are as follows:

Name	2016 Base Salary	2017 Base Salary (effective 04/30/2017)	Increase %
Timothy J. Whall	$700,000	$707,000	1.0%
Jeffrey Likosar	$500,000	$504,548	0.9%
Daniel M. Bresingham	$500,000	$510,000	2.0%
James D. DeVries	$500,000	$520,000	4.0%
Jamie E. Haenggi	$430,000	$440,750	2.5%
Donald Young	$500,000	$510,000	2.0%
Annual Incentive Compensation
The second component of executive officer compensation is an annual cash incentive based on both company and individual performance. Tying a portion of total compensation to annual company performance permits us to adjust the performance metrics each year to reflect changing objectives and those that may be of special importance for a particular year. Through the annual incentive program, we seek to provide an appropriate amount of short-term cash compensation that is at risk and tied to the achievement of certain short-term performance goals.
Annual Bonus Targets

Name	January 1, 2017 Target Bonus %
Timothy J. Whall	125%
Jeffrey Likosar	100%
Daniel M. Bresingham	100%
James D. DeVries	100%
Jamie E. Haenggi	60%
Donald Young	100%
2017 Annual Bonus Program
For the 2017 fiscal year, the Executive Committee approved an annual incentive plan (the “AIP”) with a design that reflects the Company’s focus as a subscriber-based business with significant recurring monthly revenues. The metrics utilized in the AIP have been selected to drive results in those categories that have the most significant impact on the success of our business. The metrics utilized for the 2017 fiscal year, as well as the respective weightings for each metric, are set forth below.

(in millions, unless otherwise noted)
Performance Metric	Weighting	Performance Target	Actual Performance	Payout as a % of Target	Overall Weighted Business Performance
Covenant Adjusted EBITDA(a)	25%	$2,715	$2,688	89.9%	22.5%
Gross Customer Revenue Attrition	25%	14.0%	13.7%	123.7%	30.9%
Revenue Payback Period	25%	30.9x	30.1x	159.0%	39.8%
New Recurring Monthly Revenue	25%	$50	$48	60.5%	15.1%
				TOTAL	108.3%
_________________

(a)
Covenant Adjusted EBITDA is defined as Adjusted EBITDA provided under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures” adjusted for gross subscriber acquisitions costs in our Statement of Operations associated with the acquisition of our customers, net of related revenue associated with the sale of equipment.

The following table summarizes the calculation of bonuses for fiscal year 2017 paid to each of the NEOs.

Name	Base Salary	Bonus Target %	Bonus Target	Business Performance	Actual Bonus Paid for Fiscal Year 2017
Timothy J. Whall	$707,000	125%	$883,750	108.3%	$957,101
Jeffrey Likosar	$504,548	100%	$504,548	108.3%	$546,425
Daniel M. Bresingham	$510,000	100%	$510,000	108.3%	$552,330
James D. DeVries	$520,000	100%	$520,000	108.3%	$563,160
Jamie E. Haenggi	$440,750	60%	$264,450	108.3%	$286,399
Donald Young	$510,000	100%	$510,000	108.3%	$552,330
Long-Term Equity Compensation
The Company’s long-term incentive compensation program is designed to provide a significant portion of our executives’ compensation opportunity in equity-based instruments. We believe that long-term equity compensation is important to assure that the interests of our executives are aligned with those of our stockholders, thus promoting value-creation for our executives and our stockholders. Following the Initial Offering, the annual equity award grant process will occur in conjunction with our annual assessment of individual performance and potential, and will take into account the competitive compensation landscape. In addition to annual grants, the Company may make equity grants in certain other circumstances, such as for new hires or promotions, or to recognize an individual’s extraordinary contributions to the Company.
Class B Units in Ultimate Parent. Each of our NEOs was granted profits interests (i.e., Class B Units in Ultimate Parent (“Class B Units”)) under the LP Agreement. Class B Units allow the NEOs to share in the future appreciation of Ultimate Parent, subject to certain vesting conditions, including both service-based vesting (based on continued employment) and performance-based vesting (based on the return achieved by our Sponsor), as described in more detail below. These Class B Units are designed to foster a long-term commitment to us by our NEOs, provide a balance to the short-term cash components of our compensation program, align a portion of our executives’ compensation to the interests of our Sponsor, promote retention, and reinforce our pay-for-performance structure.
The Class B Units were issued pursuant to the terms of a Class B Unit award agreement between Ultimate Parent and each NEO. Class B Units represent an ownership interest in Ultimate Parent providing the holder with the opportunity to receive, upon a “Realization Event” (defined below), a return based on the appreciation of Ultimate Parent’s equity value from the date of grant. These Class B Units were issued as an upfront grant designed to provide a long-term incentive for five years following the grant date. The awards were structured so that if Ultimate Parent’s equity value were to appreciate, the executive would share in the growth in value from the date of grant solely with respect to the vested portion of the executive’s Class B Units. If Ultimate Parent’s equity were to not appreciate in value or to decrease in value in the future, then the Class B Units would have no value. Grantees were not required to make any capital contribution in exchange for their Class B Units, which were awarded as compensation. Class B Units have no voting rights, and Ultimate Parent may from time to time distribute its available cash to holders of Class B Units along with its other equity holders.
These equity awards also function as a retention device because 50% of the Class B Units subject to each award are scheduled to vest ratably over a five-year period (20% per year), subject to the NEO’s continued employment on each annual vesting date

(the “Service Tranche”). The unvested portion of the Service Tranche will also vest on the earlier of (i) the six month anniversary of a change in control (which includes an initial public offering of the Company) or (ii) the NEO’s termination without cause or for good reason within six months following a change in control, whichever event occurs first.
To reinforce the pay-for-performance structure and alignment with interests of our stockholders, 50% of the Class B Units subject to each award are scheduled to vest only upon satisfaction of certain performance thresholds (the “Performance Tranche”). Fifty percent of the Performance Tranche is scheduled to vest only if as of any measurement date (i.e., any date on which our Sponsor receives cash distributions and/or cash proceeds in respect of Class A Units in Ultimate Parent (“Class A Units”)) our Sponsor has achieved a multiple of invested capital (“MOIC”) of 1.75, and the remaining 50% of the Performance Tranche is scheduled to vest only if as of any measurement date, our Sponsor has achieved a MOIC of 2.0, provided, however, that in the event that a Realization Event occurs on or prior to July 1, 2018, 50% of the Performance Tranche will vest if our Sponsor has achieved, on or prior to July 1, 2018, an internal rate of return (“IRR”) of at least 17.5% and 100% of the Performance Tranche will vest if our Sponsor has achieved, on or prior to July 1, 2018, an IRR of at least 25%.
For purposes of the Class B Unit award agreements, a “Realization Event” means the first occurrence of any of the following: (i) a liquidation of Ultimate Parent and its subsidiaries; (ii) a transfer of all or substantially all of the assets of Ultimate Parent and its subsidiaries to a person or group other than our Sponsor or its affiliates; (iii) a sale or other disposition by our Sponsor, to a person or group other than our Sponsor and its affiliates, in either case, of fifty percent (50%) or more of the Class A Units held by our Sponsor, respectively, as of May 2, 2016; or (iv) a qualified initial public offering of Ultimate Parent (as defined in the LP Agreement).
See the “Outstanding Equity Awards at 2017 Fiscal Year-End” section below for more information regarding the Class B Units held by our NEOs.
Investment Requirement. We believe that it is important for key members of our senior management team and directors to build and maintain a long-term ownership position in our company to further align their financial interests with those of our Sponsor and to encourage the creation of long-term value. To achieve such goals and to assure that management owns a meaningful level of equity in Ultimate Parent, each of our NEOs was required to make a direct investment in Ultimate Parent alongside our Sponsor through the purchase of Class A-2 Units of Ultimate Parent (“Class A-2 Units”). We believe that this investment requirement has provided our management team with a desirable level of direct ownership in the business and a sufficient level of capital at risk, thereby reinforcing our goal of aligning the interests of management with the interests of our Sponsor.
Sign-On Retention Bonus. As part of a sign-on compensation package, pursuant to the terms of their respective employment agreements with ADT LLC, Messrs. Likosar and DeVries were each granted a retention bonus opportunity, which is designed to increase their equity ownership in the business through the purchase of Class A-2 Units (and following the Initial Offering, shares of our common stock) with the after-tax proceeds of a cash bonus. Further details of Messrs. Likosar’s and DeVries’ respective retention bonuses are described below under “—Employment Agreements” and “—Potential Payments upon Termination or Change in Control.”
Post-IPO Compensation
Our Compensation Committee reviews with its independent compensation consultant our compensation levels, our compensation mix, and our incentive compensation programs (i) to determine whether any changes are warranted, (ii) to ensure that our programs are based on appropriate measures, goals, and targets for the security industry and our business objectives, and (iii) to ensure that the overall level of total compensation for our executive officers is reasonable in relation to, and competitive with, the compensation paid by similarly situated peer leaders in the security industry, subject to variation for factors such as the individual’s experience, performance, duties, scope of responsibility, prior contributions, and future potential contributions to our business.
Redemption of Class B Units
Simultaneously with the Initial Offering, each holder of Class B Units (including the NEOs holding any such units) had his or her entire Class B interest in Ultimate Parent redeemed in full for the number of shares of our common stock that would have been distributed to such holder under the terms of the LP Agreement if Ultimate Parent were to distribute to its partners in-kind all of the shares of our common stock that it holds, valuing such shares at the initial offering price, in a hypothetical liquidation on the date of the Initial Offering (such shares, the “Distributed Shares”). The redemption of Class B Units for Distributed Shares did not result in any accelerated vesting of such Class B Units; the Distributed Shares distributed in redemption of vested Class B Units were fully vested upon such distribution, and the Distributed Shares distributed in redemption of unvested Class B Units were unvested upon such distribution, and remain eligible to vest pursuant to the same vesting schedule as the unvested Class B Units in respect of which they are distributed (i.e., 50% of the Distributed Shares will be subject to vesting based on our Sponsor’s realizing specified multiples of invested capital, and the remainder of the Distributed Shares that are not already vested will generally remain subject to service-based vesting over the remainder of the vesting period (including, for the avoidance of doubt, accelerated vesting on the six-month anniversary of the Initial Offering or earlier upon a qualifying termination following the Initial Offering) applicable to the corresponding Class B Units). See “—Elements of Compensation—Long-Term Equity Compensation” above for a more detailed description of the vesting schedule. In addition to the vesting terms, each individual who received Distributed Shares in redemption of his or her Class B Units in connection with the Initial Offering was required to execute a joinder to the Company’s Amended and Restated Management Investor Rights Agreement (the “MIRA”). Under the MIRA, the Distributed Shares are generally subject to transfer restrictions, repurchase rights, and piggy-back registration rights in connection with certain offerings of our common stock.
In addition, each individual who received Distributed Shares in the above-described redemption of his or her Class B Units also received a grant of stock options under the 2018 Omnibus Incentive Plan (the “Omnibus Incentive Plan”). The intended purpose of coupling these stock option grants with the distribution of Distributed Shares is to preserve the intended percentage of the future appreciation of Ultimate Parent that the Class B Units would have been allocated had they not been redeemed in connection with the Initial Offering. Such stock options have an exercise price equal to the initial public offering price per share of common stock and a term of ten years from the date of grant. Such stock options were partially vested and partially unvested at grant, in the same proportion as the Class B Units held by the recipient immediately prior to the above-described redemption. The unvested portion of such stock options are eligible to vest pursuant to the same vesting schedule as the unvested Distributed Shares held by the recipient of such stock options. Any shares of our common stock acquired upon exercise of such stock options are subject to the terms of the MIRA.
The table below sets forth, based on the initial public offering price of $14.00 per share of common stock, the number of Distributed Shares that were distributed in redemption of Class B Units, and the number of stock options that were granted to each of our NEOs in connection with the redemption described above:

	Distributed Shares		Stock Options
Name	Vested	Unvested	Vested	Unvested	Exercise Price Per Share of Common Stock
Timothy J. Whall	572,282	3,159,448	311,837	1,850,562	$14.00
Jeffrey Likosar	229,355	2,064,193	158,964	1,430,679	$14.00
Daniel M. Bresingham	377,033	2,081,518	205,446	1,219,193	$14.00
James D. DeVries	223,839	2,014,550	155,141	1,396,272	$14.00
Jamie E. Haenggi	323,171	1,784,158	176,096	1,045,023	$14.00
Donald Young	377,033	2,081,518	205,446	1,219,193	$14.00
2018 NEO Compensation
Although our Compensation Committee may make changes to the compensation arrangements for our NEOs, we expect that, at least initially, the elements of our executive compensation program will be similar to the elements in our current program. The following summarizes the principal elements of compensation that we expect to provide to each of our named executive officers following the Initial Offering.

Fiscal Year 2018 Named Executive Officer Target Compensation Levels
The table below summarizes the target compensation levels for each of our NEOs by element for fiscal year 2018.

Timothy J. Whall
Base Salary		$1,000,000
Target Bonus		1,250,000
Target Long-Term Incentives		4,500,000
	Total	$6,750,000

Jeffrey Likosar
Base Salary		$520,000
Target Bonus		520,000
Target Long-Term Incentives		1,000,000
	Total	$2,040,000

Daniel M. Bresingham
Base Salary		$510,000
Target Bonus		510,000
Target Long-Term Incentives		600,000
	Total	$1,620,000

James D. DeVries
Base Salary		$675,000
Target Bonus		675,000
Target Long-Term Incentives		2,200,000
	Total	$3,550,000

Jamie E. Haenggi
Base Salary		$441,000
Target Bonus		308,700
Target Long-Term Incentives		600,000
	Total	$1,349,700

Donald Young
Base Salary		$510,000
Target Bonus		510,000
Target Long-Term Incentives		600,000
	Total	$1,620,000

2018 Annual Bonus Program Design
For fiscal year 2018, we expect that the Company’s AIP design will continue to reflect the Company’s focus as a subscriber-based business with significant recurring monthly revenues, and the metrics utilized have been selected to drive results in those categories that have the most significant impact on the success of our business.

Metric	Weighting
Adjusted EBITDA(a)	40%
Net Recurring Monthly Revenue	40%
Revenue Payback Period	20%
_______________________

(a)
We define Adjusted EBITDA as net income or loss adjusted for (i) interest, (ii) taxes, (iii) depreciation and amortization, including depreciation of subscriber system assets and other fixed assets, amortization of dealer and other intangible assets, (iv) amortization of deferred costs and deferred revenue associated with subscriber acquisitions, (v) share-based compensation expense, (vi) purchase accounting adjustments related to fair value of deferred revenue under GAAP, (vii) merger, restructuring, integration, and other costs, (viii) financing and consent fees, (ix) foreign currency gains/losses, (x) loss on extinguishment of debt, (xi) radio conversion costs, (xii) management fees and other charges, and (xiii) other non-cash items.

Initial Public Offering Equity Awards
In connection with the Initial Offering, we adopted the Omnibus Incentive Plan, which is designed to align the interests of our management team with our new public investors. We also granted equity awards to our NEOs under the Omnibus Incentive Plan in connection with the Initial Offering. Such awards included a mix of stock options and restricted stock units. The target value of such awards will be weighted as follows:

Grant Type	Weighting
Stock Options	50%
Restricted Stock Units	50%
Stock options granted to our employees, including our NEOs, in connection with the IPO will have an exercise price equal to the initial public offering price and a term of ten years, and, generally, will cliff vest on the third anniversary of the date of grant, subject to (i) satisfaction of the “IPO Condition” and (ii) the recipient’s continued employment with the Company through such date. Restricted stock units granted in connection with the IPO generally will cliff vest on the third anniversary of the date of grant, subject to (i) satisfaction of the IPO Condition and (ii) the recipient’s continued employment with the Company through such date. The “IPO Condition” shall be deemed satisfied upon the consummation of the Initial Offering.
Long-Term Equity Compensation After Completion of the Initial Offering
Following the Initial Offering, we anticipate that we will continue to grant equity awards to employees, including our NEOs, which may be in the form of stock options, restricted stock units, or other such instruments as permitted under the Omnibus Incentive Plan.
2018 Omnibus Incentive Plan
Our board of directors has adopted, and our stockholders approved, the Omnibus Incentive Plan. Following the adoption of the Omnibus Incentive Plan, we do not expect to issue additional options under the 2016 Equity Incentive Plan. This summary is qualified in its entirety by reference to the Omnibus Incentive Plan.
Administration. The Compensation Committee will administer the Omnibus Incentive Plan. The Compensation Committee will have the authority to determine the terms and conditions of any agreements evidencing any awards granted under the Omnibus Incentive Plan and to adopt, alter and repeal rules, guidelines and practices relating to the Omnibus Incentive Plan. The Compensation Committee will have full discretion to administer and interpret the Omnibus Incentive Plan and to adopt such rules, regulations and procedures as it deems necessary or advisable and to determine, among other things, the time or times at which the awards may be exercised and whether and under what circumstances an award may be exercised.
Eligibility. Any current or prospective employees, directors, officers, consultants or advisors of the Company or its affiliates who are selected by the Compensation Committee will be eligible for awards under the Omnibus Incentive Plan. The Compensation Committee will have the sole and complete authority to determine who will be granted an award under the Omnibus Incentive Plan.

Number of Shares Authorized. Pursuant to the Omnibus Incentive Plan, we have reserved an aggregate of 37,545,456 shares of our common stock for issuance of awards to be granted thereunder. No more than 37,545,456 shares of our common stock may be issued with respect to incentive stock options under the Omnibus Incentive Plan. The maximum grant date fair value of cash and equity awards that may be awarded to a non-employee director under the Omnibus Incentive Plan during any one fiscal year, taken together with any cash fees paid to such non-employee director during such fiscal year, will be $400,000. If any award granted under the Omnibus Incentive Plan expires, terminates, or is canceled or forfeited without being settled, vested or exercised, shares of our common stock subject to such award will again be made available for future grants. Any shares that are surrendered or tendered to pay the exercise price of an award or to satisfy withholding taxes owed, or any shares reserved for issuance, but not issued, with respect to settlement of a stock appreciation right, will not again be available for grants under the Omnibus Incentive Plan.
Change in Capitalization. If there is a change in our capitalization in the event of a stock or extraordinary cash dividend, recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, split-off, spin-off, combination, repurchase, or exchange of shares of our common stock or other relevant change in capitalization or applicable law or circumstances, such that the Compensation Committee determines that an adjustment to the terms of the Omnibus Incentive Plan (or awards thereunder) is necessary or appropriate, then the Compensation Committee shall make adjustments in a manner that it deems equitable. Such adjustments may be to the number of shares reserved for issuance under the Omnibus Incentive Plan, the number of shares covered by awards then outstanding under the Omnibus Incentive Plan, the limitations on awards under the Omnibus Incentive Plan, or the exercise price of outstanding options, or such other equitable substitution or adjustments as the Compensation Committee may determine appropriate.
Awards Available for Grant. The Compensation Committee may grant awards of non-qualified stock options, incentive (qualified) stock options, stock appreciation rights (“SARs”), restricted stock awards, restricted stock units, other stock-based awards, other cash-based awards or any combination of the foregoing. Awards may be granted under the Omnibus Incentive Plan in assumption of, or in substitution for, outstanding awards previously granted by an entity acquired by the Company or with which the Company combines, which are referred to herein as “Substitute Awards.”
Stock Options. The Compensation Committee will be authorized to grant options to purchase shares of our common stock that are either “qualified,” meaning they are intended to satisfy the requirements of Section 422 of the Code for incentive stock options, or “non-qualified,” meaning they are not intended to satisfy the requirements of Section 422 of the Code. All options granted under the Omnibus Incentive Plan shall be non-qualified unless the applicable award agreement expressly states that the option is intended to be an incentive stock option. Options granted under the Omnibus Incentive Plan will be subject to the terms and conditions established by the Compensation Committee. Under the terms of the Omnibus Incentive Plan, the exercise price of the options will not be less than the fair market value (or 110% of the fair market value in the case of a qualified option granted to a 10% stockholder) of our common stock at the time of grant (except with respect to Substitute Awards). Options granted under the Omnibus Incentive Plan will be subject to such terms, including the exercise price and the conditions and timing of exercise, as may be determined by the Compensation Committee and specified in the applicable award agreement. The maximum term of an option granted under the Omnibus Incentive Plan will be ten years from the date of grant (or five years in the case of a qualified option granted to a 10% stockholder), provided that if the term of a non-qualified option would expire at a time when trading in the shares of our common stock is prohibited by the Company’s insider trading policy, the option’s term shall be extended automatically until the 30th day following the expiration of such prohibition (as long as such extension shall not violate Section 409A of the Code). Payment in respect of the exercise of an option may be made in cash, by check, by cash equivalent and/or by delivery of shares of our common stock valued at the fair market value at the time the option is exercised, or any combination of the foregoing, provided that such shares are not subject to any pledge or other security interest, or by such other method as the Compensation Committee may permit in its sole discretion, including (i) by delivery of other property having a fair market value equal to the exercise price and all applicable required withholding taxes, (ii) if there is a public market for the shares of our common stock at such time, by means of a broker-assisted cashless exercise mechanism or (iii) by means of a “net exercise” procedure effected by withholding the minimum number of shares otherwise deliverable in respect of an option that are needed to pay the exercise price and all applicable required withholding taxes. In all events of cashless or net exercise, any fractional shares of common stock will be settled in cash.
Stock Appreciation Rights. The Compensation Committee will be authorized to award SARs under the Omnibus Incentive Plan. SARs will be subject to the terms and conditions established by the Compensation Committee. A SAR is a contractual right that allows a participant to receive, in the form of either cash, shares or any combination of cash and shares, the appreciation, if any, in the value of a share over a certain period of time. An option granted under the Omnibus Incentive Plan may include SARs, and SARs may also be awarded to a participant independent of the grant of an option. SARs granted in connection with an option shall be subject to terms similar to the option corresponding to such SARs, including with respect to vesting and expiration. Except as otherwise provided by the Compensation Committee (in the case of Substitute Awards or SARs granted in tandem with previously granted options), the strike price per share of our common stock underlying each SAR shall not be less than 100% of the fair market value of such share, determined as of the date of grant and the maximum term of a SAR granted under the Omnibus Incentive Plan will be ten years from the date of grant.

Restricted Stock. The Compensation Committee will be authorized to grant restricted stock under the Omnibus Incentive Plan, which will be subject to the terms and conditions established by the Compensation Committee. Restricted stock is common stock that is generally non-transferable and is subject to other restrictions determined by the Compensation Committee for a specified period. Any accumulated dividends will be payable at the same time that the underlying restricted stock vests.
Restricted Stock Unit Awards. The Compensation Committee will be authorized to grant restricted stock unit awards, which will be subject to the terms and conditions established by the Compensation Committee. A restricted stock unit award, once vested, may be settled in a number of shares of our common stock equal to the number of units earned, in cash equal to the fair market value of the number of shares of our common stock earned in respect of such restricted stock unit award or in a combination of the foregoing, at the election of the Compensation Committee. Restricted stock units may be settled at the expiration of the period over which the units are to be earned or at a later date selected by the Compensation Committee. To the extent provided in an award agreement, the holder of outstanding restricted stock units shall be entitled to be credited with dividend equivalent payments upon the payment by us of dividends on shares of our common stock, either in cash or, at the sole discretion of the Compensation Committee, in shares of our common stock having a fair market value equal to the amount of such dividends (or a combination of cash and shares), and interest may, at the sole discretion of the Compensation Committee, be credited on the amount of cash dividend equivalents at a rate and subject to such terms as determined by the Compensation Committee, which accumulated dividend equivalents (and interest thereon, if applicable) shall be payable at the same time that the underlying restricted stock units are settled.
Other Stock-Based Awards. The Compensation Committee will be authorized to grant awards of unrestricted shares of our common stock, rights to receive grants of awards at a future date, other awards denominated in shares of our common stock, or awards that provide for cash payments based in whole or in part on the value of our common stock under such terms and conditions as the Compensation Committee may determine and as set forth in the applicable award agreement.
Effect of a Change in Control. Unless otherwise provided in an award agreement, or any applicable employment, consulting, change in control, severance or other agreement between us and a participant, in the event of a change in control (as defined in the Omnibus Incentive Plan), if a participant’s employment or service is terminated by us other than for cause (and other than due to death or disability) within the 12-month period following a change in control, then the Compensation Committee may provide that (i) all then-outstanding options and SARs held by such participant will become immediately exercisable as of such participant’s date of termination with respect to all of the shares subject to such option or SAR; and/or (ii) the restricted period (and any other conditions) shall expire as of such participant’s date of termination with respect to all of the then-outstanding shares of restricted stock or restricted stock units held by such participant (including without limitation a waiver of any applicable performance goals); provided that with respect to any award whose vesting or exercisability is otherwise subject to the achievement of performance conditions, the portion of such award that shall become fully vested and immediately exercisable shall be based on the assumed achievement of actual or target performance as determined by the Compensation Committee and, unless otherwise determined by the Compensation Committee, prorated for the number of days elapsed from the grant date of such award through the date of termination. In addition, the Compensation Committee may in its discretion and upon at least ten days’ notice to the affected persons, cancel any outstanding award and pay the holders, in cash, securities or other property (including of the acquiring or successor company), or any combination thereof, the value of such awards based upon the price per share of the Company’s common stock received or to be received by other shareholders of the Company in connection with the transaction (it being understood that any option or SAR having a per-share exercise price or strike price equal to, or in excess of, the fair market value (as of the date specified by the Compensation Committee) of a share of the Company’s common stock subject thereto may be canceled and terminated without payment or consideration therefor). Notwithstanding the above, the Compensation Committee shall exercise such discretion over the timing of settlement of any award subject to Section 409A of the Code at the time such award is granted.
Non-transferability. Each award may be exercised during the participant’s lifetime by the participant or, if permissible under applicable law, by the participant’s guardian or legal representative. No award may be assigned, alienated, pledged, attached, sold or otherwise transferred or encumbered by a participant other than by will or by the laws of descent and distribution unless the Compensation Committee permits the award to be transferred to a permitted transferee (as defined in the Omnibus Incentive Plan).
Amendment. The Omnibus Incentive Plan will have a term of ten years. The board of directors may amend, suspend or terminate the Omnibus Incentive Plan at any time, subject to stockholder approval if necessary to comply with any tax, exchange rules, or other applicable regulatory requirement. No amendment, suspension or termination will materially and adversely affect the rights of any participant or recipient of any award without the consent of the participant or recipient.
The Compensation Committee may, to the extent consistent with the terms of any applicable award agreement, waive any conditions or rights under, amend any terms of, or alter, suspend, discontinue, cancel or terminate, any award theretofore granted or the associated award agreement, prospectively or retroactively; provided that any such waiver, amendment, alteration, suspension, discontinuance, cancellation or termination that would materially and adversely affect the rights of any participant with respect to any award theretofore granted will not to that extent be effective without the consent of the affected participant; and provided further that, without stockholder approval, (i) no amendment or modification may reduce the exercise price of any option or the strike price of any SAR, (ii) the Compensation Committee may not cancel any outstanding option and replace it with a new option (with a lower exercise price) or cancel any SAR and replace it with a new SAR (with a lower strike price) or, in each case, with another award or cash in a manner that would be treated as a repricing (for compensation disclosure or accounting purposes), (iii) the Compensation Committee may not take any other action considered a repricing for purposes of the stockholder approval rules of the applicable securities exchange on which our common shares are listed and (iv) the Compensation Committee may not cancel any outstanding option or SAR that has a per-share exercise price or strike price (as applicable) at or above the fair market value of a share of our common stock on the date of cancellation and pay any consideration to the holder thereof. However, stockholder approval is not required with respect to clauses (i), (ii), (iii) and (iv) above with respect to certain adjustments on changes in capitalization.
Clawback/Forfeiture. Awards may be subject to clawback or forfeiture to the extent required by applicable law (including, without limitation, Section 304 of the Sarbanes-Oxley Act and Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act) and/or the rules and regulations of the New York Stock Exchange or other applicable securities exchange, or if so required pursuant to a written policy adopted by the Company or the provisions of an award agreement.
U.S. Federal Income Tax Consequences
The following is a general summary of the material U.S. federal income tax consequences of the grant, exercise and vesting of awards under the Omnibus Incentive Plan and the disposition of shares acquired pursuant to the exercise or settlement of such awards and is intended to reflect the current provisions of the Code and the regulations thereunder. This summary is not intended to be a complete statement of applicable law, nor does it address foreign, state, local or payroll tax considerations. This summary assumes that all awards described in the summary are exempt from, or comply with, the requirement of Section 409A of the Code. Moreover, the U.S. federal income tax consequences to any particular participant may differ from those described herein by reason of, among other things, the particular circumstances of such participant.
Stock Options. Holders of incentive stock options will generally incur no federal income tax liability at the time of grant or upon vesting or exercise of those options. However, the spread at exercise will be an “item of tax preference,” which may give rise to “alternative minimum tax” liability for the taxable year in which the exercise occurs. If the holder does not dispose of the shares before the later of two years following the date of grant and one year following the date of exercise, the difference between the exercise price and the amount realized upon disposition of the shares will constitute long-term capital gain or loss, as the case may be. Assuming the holding period is satisfied, no deduction will be allowed to us for federal income tax purposes in connection with the grant or exercise of the incentive stock option. If, within two years following the date of grant or within one year following the date of exercise, the holder of shares acquired through the exercise of an incentive stock option disposes of those shares, the participant will generally realize taxable compensation at the time of such disposition equal to the difference between the exercise price and the lesser of the fair market value of the share on the date of exercise or the amount realized on the subsequent disposition of the shares, and that amount will generally be deductible by us for federal income tax purposes, subject to the possible limitations on deductibility under Sections 280G and 162(m) of the Code for compensation paid to executives designated in those Sections. Finally, if an incentive stock option becomes first exercisable in any one year for shares having an aggregate value in excess of $100,000 (based on the grant date value), the portion of the incentive stock option in respect of those excess shares will be treated as a non-qualified stock option for federal income tax purposes.
No income will be realized by a participant upon grant or vesting of an option that does not qualify as an incentive stock option (“a non-qualified stock option”). Upon the exercise of a non-qualified stock option, the participant will recognize ordinary compensation income in an amount equal to the excess, if any, of the fair market value of the underlying exercised shares over the option exercise price paid at the time of exercise, and the participant’s tax basis will equal the sum of the compensation income recognized and the exercise price. We will be able to deduct this same excess amount for U.S. federal income tax purposes, but such deduction may be limited under Sections 280G and 162(m) of the Code for compensation paid to certain executives designated in those Sections. In the event of a sale of shares received upon the exercise of a non-qualified stock option, any appreciation or depreciation after the exercise date generally will be taxed as capital gain or loss and will be long-term gain or loss if the holding period for such shares is more than one year.
SARs. No income will be realized by a participant upon grant or vesting of a SAR. Upon the exercise of a SAR, the participant will recognize ordinary compensation income in an amount equal to the fair market value of the payment received in respect of the SAR. We will be able to deduct this same amount for U.S. federal income tax purposes, but such deduction may be limited under Sections 280G and 162(m) of the Code for compensation paid to certain executives designated in those Sections.
Restricted Stock. A participant will not be subject to tax upon the grant of an award of restricted stock unless the participant otherwise elects to be taxed at the time of grant pursuant to Section 83(b) of the Code. On the date an award of restricted stock becomes transferable or is no longer subject to a substantial risk of forfeiture (i.e., the vesting date), the participant will have taxable compensation equal to the difference between the fair market value of the shares on that date over the amount the participant paid for such shares, if any, unless the participant made an election under Section 83(b) of the Code to be taxed at the time of grant. If the participant made an election under Section 83(b), the participant will have taxable compensation at the time of grant equal to the difference between the fair market value of the shares on the date of grant over the amount the participant paid for such shares, if any. If the election is made, the participant will not be allowed a deduction for amounts subsequently required to be returned to us. (Special rules apply to the receipt and disposition of restricted shares received by officers and directors who are subject to Section 16(b) of the Exchange Act). We will be able to deduct, at the same time as it is recognized by the participant, the amount of taxable compensation to the participant for U.S. federal income tax purposes, but such deduction may be limited under Sections 280G and 162(m) of the Code for compensation paid to certain executives designated in those Sections.
Restricted Stock Units. A participant will not be subject to tax upon the grant or vesting of a restricted stock unit award. Rather, upon the delivery of shares or cash pursuant to a restricted stock unit award, the participant will have taxable compensation equal to the fair market value of the number of shares (or the amount of cash) the participant actually receives with respect to the award. We will be able to deduct the amount of taxable compensation to the participant for U.S. federal income tax purposes, but the deduction may be limited under Sections 280G and 162(m) of the Code for compensation paid to certain executives designated in those Sections.
Section 162(m). In general, Section 162(m) of the Code denies a publicly held corporation a deduction for U.S. federal income tax purposes for compensation in excess of $1,000,000 per year per person to the executives designated in Section 162(m) of the Code, including, but not limited to, its chief executive officer, chief financial officer, and the next three highly compensated executives of such corporation whose compensation is required to be disclosed in its proxy statement. As a new public company and as a result of Tax Reform, we are assessing our ability to be eligible for transition relief from the deduction limitations imposed under Section 162(m) of the Code. In addition, we reserve the right to award compensation as to which a deduction may be limited under Section 162(m) where we believe it is appropriate to do so.
Executive Benefits and Perquisites
The Company’s Executive Officers, including the NEOs, are eligible to participate in the benefit plans that are available to substantially all of the Company’s employees, including defined contribution savings plans (e.g., the RSIP), medical, dental and life insurance plans and long-term disability plans. Additionally, the Company provides relocation benefits when a move is required, as well as certain limited perquisites to the NEOs. None of the NEOs participate in a defined benefit pension plan.
Employment Agreements
Each of our NEOs is party to an employment agreement with one of our operating subsidiaries, which specifies the terms of the executive’s employment, including certain compensation levels, and is intended to assure us of the executive’s continued employment and to provide stability in our senior management team.
In connection with the Initial Offering, each of Messrs. Whall, Bresingham, and Young and Ms. Haenggi entered into an amended and restated employment agreement with The ADT Corporation and each of Messrs. Likosar and DeVries entered into an amended and restated employment agreement with ADT LLC. In addition to the terms of these agreements described under “—Employment Agreements” below, the employment agreements provide for certain severance payments and benefits following a termination of employment under certain circumstances. For details on the severance payment and benefits under each NEO’s respective employment agreement and Class B Unit award agreement, see “—Potential Payments Upon Termination or Change-In-Control.”
Supplemental Savings and Retirement Plan
All of our NEOs are eligible to participate in the ADT Supplemental Savings and Retirement Plan (the “SSRP”), a deferred compensation plan that permits the elective deferral of base salary and annual performance-based bonus for executives in certain career bands. The SSRP provides eligible employees the opportunity to:

•	contribute retirement savings in addition to amounts permitted under the ADT Retirement Savings and Investment Plan (the “RSIP”);

•	defer compensation on a tax-deferred basis and receive tax-deferred market-based growth; and

•	receive any Company contributions that were reduced under the RSIP due to IRS compensation limits.
Perquisites
We provide limited perquisites to our NEOs, including a monthly auto allowance for Messrs. Whall, Bresingham, and Young, and Ms. Haenggi, and an annual executive physical for all of our NEOs.

Other Compensation Policies and Practices
In connection with the Initial Offering, we expect that the board of directors will develop certain policies and practices, including an insider trading and equity transaction pre-approval policy, an anti-hedging policy, and a pay recoupment policy, to ensure that our compensation programs appropriately align the interests of our executives with the interests of our stockholders. Our Compensation Committee may also evaluate the share ownership of our NEOs and directors to determine whether stock ownership guidelines should be adopted to encourage share ownership and to ensure that the interests of our NEOs and directors are aligned with the interests of our shareholders.
Tax and Accounting Considerations
Section 162(m) of the Code
In general, Section 162(m) of the Code denies a publicly held corporation a deduction for U.S. federal income tax purposes for compensation in excess of $1,000,000 per year per person to the executives designated in Section 162(m) of the Code, including, but not limited to its chief executive officer, chief financial officer, and the next three highly compensated executives of such corporation whose compensation is required to be disclosed in its proxy statement. As a new public company and as a result of Tax Reform, we are assessing our ability to be eligible for transition relief from the deduction limitations imposed under Section 162(m) of the Code. We expect that, following the Initial Offering, our Compensation Committee will consider the potential effects of Section 162(m) of the Code on the deductibility of compensation paid to our NEOs.
Section 280G of the Code
Section 280G of the Code disallows a tax deduction with respect to certain payments to executives of companies that undergo a change in control, and Section 4999 of the Code imposes a 20% penalty on the individual receiving “excess parachute payments.” Generally, parachute payments are compensation that is linked to or triggered by a change in control and may include, but are not limited to, bonus payments, severance payments, certain fringe benefits, and payments and acceleration of vesting from long-term incentive plans, including stock options and other equity-based compensation. Excess parachute payments are parachute payments that exceed a threshold determined under Section 280G based on the executive’s prior compensation.
The employment agreements with our NEOs provide that, to the extent an NEO would be subject to Section 280G or 4999 of the Code, the NEO’s parachute payments would be reduced to the extent that no portion of the payment shall be subject to the excise tax, but only if the NEO’s net after-tax benefit would exceed what the net after-tax benefit would have been if such reduction were not made and the NEO paid the applicable excise tax. We do not provide for excise tax gross-ups to our NEOs.
Risk Mitigation in Compensation Program Design
Our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company. Our annual incentive programs and long-term equity incentives provide an effective and appropriate balance of short-term and long-term incentives to ensure that our executive compensation program is aligned with the Company’s strategic goals without encouraging or rewarding excessive risk.

FISCAL YEAR 2017 AND 2016 NEO COMPENSATION
Summary Compensation Table
The information set forth in the following table reflects compensation paid or earned by the NEOs for fiscal years 2017 and 2016.

Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	Stock Awards(2) ($)	Non-Equity Incentive Plan Compensation(3) ($)	All Other Compensation(4) ($)	Total ($)
Timothy J. Whall	2017	705,386		254,208	957,101	20,724	1,937,419
President and CEO (until September 2017) and, since Sept 2017, CEO	2016	572,727	857,500	3,523,855		15,748	4,969,830
Jeffrey Likosar	2017	502,974	537,078	173,254	546,425	143,480	1,903,211
Executive Vice President and Chief Financial Officer	2016	102,865	101,749	5,082,107		71,037	5,357,758
Daniel M. Bresingham	2017	504,617		167,479	552,330	20,529	1,244,955
Former Chief Financial Officer (until February 2017), Executive Vice President, Treasurer, and former Chief of Staff (until August 2017), Executive Vice President, Treasurer, and Chief Administrative Officer	2016	446,667	411,633	2,321,599		15,748	3,195,647
James D. DeVries	2017	513,078	466,299	169,087	563,160	14,526	1,726,150
Executive Vice President and COO (until September 2017) and, since September 2017, President	2016	303,387	298,552	4,959,885			5,561,824
Jamie E. Haenggi	2017	437,030		143,553	286,399	8,574	875,556
Senior Vice President and Chief Marketing Officer (until September 2017) and, Senior Vice President and Chief Sales and Marketing Officer
Donald Young	2017	498,848		167,479	552,330	13,511	1,232,168
Senior Vice President and Chief Information Officer	2016	456,667	419,130	2,321,599		15,748	3,213,144
_____________________

(1)
The amounts in this column represent the first installment of the retention bonus opportunity paid to each of Mr. Likosar and Mr. DeVries in accordance with the terms of their respective employment agreements.

(2)
The values in the “Stock Awards” column for fiscal year 2017 reflects the incremental fair value associated with the April 17, 2017, modification of the service-based vesting Class B Units in Ultimate Parent, profit interest unit awards previously awarded to our NEOs computed in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 718, “Stock Compensation,” (“FASB ASC Topic 718”). The table above does not include performance-based vesting Class B Units as the achievement of the performance conditions was not deemed probable on the date of the modification. See below for further discussion. The increase in fair value associated with the April 17, 2017 modification for all granted performance-based vesting Class B units assuming achievement of the performance-based vesting conditions was as follows: Mr. Whall $2,226,516; Mr. Bresingham $1,466,881; Mr. DeVries $270,539; Mr. Likosar $277,206; Mr. Young $1,466,881; and Ms. Haenggi $1,257,326. The values in the “Stock Awards” column for fiscal year 2016 reflect the aggregate grant date fair value of the service-based vesting Class B Units in Ultimate Parent, profits interests unit awards, in the year they were granted, computed in accordance with the FASB ASC Topic 718, excluding the effect of estimated forfeitures. For a discussion of the valuation assumptions and methodologies used to calculate the amounts referred to above, please see the discussion of the Class B Unit awards contained in Note 12 “Share-based Compensation” in the accompanying consolidated financial statements for the year ended December 31, 2016, included elsewhere in this document. Achievement of the performance conditions for the performance-based vesting Class B Units was not deemed probable on the date of grant, and, accordingly, pursuant to the SEC’s disclosure rules, no value is included in this table for those portions of the awards. The fair value at the grant date of the performance-based vesting Class B Units granted in 2016 assuming achievement of the performance-based vesting conditions was as follows: Mr. Whall $2,923,398; Mr. Bresingham $1,926,003; Mr. DeVries $4,018,634; Mr. Likosar $4,117,662; and Mr. Young $1,926,003.

(3)	The amounts reported in this column were earned under our annual cash incentive bonus program for the applicable year, which is described above. See “—2017 Annual Bonus Program.”

(4)	Details with respect to the amounts in this column are set forth, in the All Other Compensation table below.
Summary Compensation Table—All Other Compensation
The components of the “All Other Compensation” column in the Summary Compensation Table for each NEO are shown in the following table.

Named Executive	Fiscal Year	Retirement Plan Contributions(a) ($)	Miscellaneous(b) ($)	Total All Other Compensation ($)
Timothy J. Whall	2017	13,500	7,224	20,724
	2016	7,950	7,798	15,748
Jeffrey Likosar	2017	13,500	129,980	143,480
	2016	—	71,037	71,037
Daniel M. Bresingham	2017	13,500	7,029	20,529
	2016	7,950	7,798	15,748
James D. DeVries	2017	14,021	505	14,526
	2016	—	—	—
Jamie E. Haenggi	2017	1,613	6,961	8,574
Donald Young	2017	6,481	7,029	13,510
	2016	7,950	7,798	15,748
______________________

(a)
The amounts shown in this column represent matching contributions made by the Company on behalf of each NEO to its tax-qualified retirement plans. For Mr. DeVries only, $13,500 of the amount in this column is in respect of Company contributions to the RSIP, a tax-qualified retirement plan, and $521 is in respect of Company contributions to the SSRP, a nonqualified deferred compensation plan, in fiscal year 2017.

(b)
Miscellaneous compensation in fiscal year 2017 includes the value of a monthly auto allowance and Company-paid contributions for life insurance benefits for Messrs. Whall, Bresingham, and Young, and Ms. Haenggi, and relocation benefits valued at $129,980 for Mr. Likosar. Miscellaneous compensation in fiscal year 2016 includes the value of a monthly auto allowance and Company-paid contributions for supplemental long-term disability insurance benefits for Messrs. Whall, Bresingham, and Young, and relocation benefits for Mr. Likosar.

Grants of Plan-Based Awards in Fiscal 2017 Table
The following table summarizes awards under our 2017 AIP to each of our NEOs for the year ended December 31, 2017. None of our NEOs were granted new equity awards during the year ended December 31, 2017; however, Class B Unit awards that were previously granted to our NEOs were modified in 2017, and the incremental fair value associated with such modification is reflected in the following table. All numbers have been rounded to the nearest whole dollar.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
Name	Award Type	Threshold(a)	Target(b)	Maximum(c)	Grant Date Fair Value of Stock Awards(2) ($)
Timothy J. Whall	2017 AIP	441,875	883,750	1,767,500
	Class B Units				254,208
Jeffrey Likosar	2017 AIP	252,274	504,548	1,009,096
	Class B Units				173,254
Daniel M. Bresingham	2017 AIP	255,000	510,000	1,020,000
	Class B Units				167,479
James D. DeVries	2017 AIP	260,000	520,000	1,040,000
	Class B Units				169,087
Jamie E. Haenggi	2017 AIP	132,225	264,450	528,900
	Class B Units				143,553
Donald Young	2017 AIP	255,000	510,000	1,020,000
	Class B Units				167,479
____________________

(1)
Under our 2017 AIP, each NEO is eligible to receive an annual cash incentive bonus for the fiscal year, the amount of which will vary depending on the degree of attainment of certain performance goals, as described in “Compensation Discussion and Analysis—Elements of Executive Compensation—Annual Incentive Compensation.” Amounts reported in columns (a) through (c) represent the potential amount of the bonus if performance goals were attained at certain threshold, target, or maximum levels.

(2)
The amounts reflected in the “Grant Date Fair Value of Stock Awards” column reflect the incremental fair value associated with the April 17, 2017, modification of the Class B Units in Ultimate Parent, profits interests unit awards to previously awarded to our NEOs computed in accordance with FASB ASC Topic 718. See footnote (2) to the “Stock Awards” column of the “—Summary Compensation Table” above for additional information.

Employment Agreements
Timothy J. Whall
Mr. Whall is party to an amended and restated employment agreement with The ADT Corporation dated December 19, 2017, pursuant to which he serves as our Chief Executive Officer. The employment agreement has a term beginning on July 1, 2015, through July 1, 2020, which will automatically extend for successive one-year periods, unless either party provides written notice of non-renewal to the other party at least 90 days prior to the expiration of the then-applicable term. Under his employment agreement, Mr. Whall’s annual base salary is $707,000, which is subject to annual review and possible increase (but not decrease). In addition, he is eligible to receive an annual cash bonus based on the attainment of objective financial and/or other subjective or objective criteria. Mr. Whall’s target annual bonus is 125% of base salary. Mr. Whall participates in our long-term incentive plan, and is eligible to participate in the employee benefit plans, programs, and arrangements of the Company in effect from time to time, in accordance with their terms, including without limitation, retirement, medical and welfare benefits.
Mr. Whall’s employment agreement provides for certain severance benefits to be paid in the event of employment termination in certain circumstances, as well as post-termination restrictive covenant provisions, which are described below under “—Potential Payments upon Termination or Change in Control—Severance Payments and Benefits under Employment Agreements.”
Jeffrey Likosar
Mr. Likosar is party to an amended and restated employment agreement with ADT LLC, dated December 19, 2017, pursuant to which he serves as our Executive Vice President and Chief Financial Officer. The employment agreement has a term beginning on October 17, 2016, through October 17, 2021, which is automatically extended for successive one-year periods, unless either party provides written notice of nonrenewal to the other party at least 90 days prior to the expiration of the then-applicable term. Under his employment agreement, Mr. Likosar’s annual base salary is $504,548, which is subject to annual review and possible increase (but not decrease). In addition, he is eligible to receive an annual cash bonus based on the attainment of objective financial and/or other subjective or objective criteria. Mr. Likosar’s target annual bonus is 100% of base salary. Mr. Likosar participates in our long-term incentive plan, and is eligible to participate in the employee benefit plans, programs, and arrangements of the Company in effect from time to time, in accordance with their terms, including, without limitation, retirement, medical and welfare benefits.
As part of his sign-on compensation package, pursuant to the terms of his employment agreement, Mr. Likosar was granted a retention bonus opportunity. On the first five anniversaries of October 17, 2016 (each, a “Bonus Date”), subject to his continued employment through each such Bonus Date, ADT LLC will pay Mr. Likosar a cash bonus in an amount equal to the fair market value (as determined in accordance with the LP Agreement) on such Bonus Date (as applicable, the “Bonus Date FMV”) of 16,666.67 Class A-2 Units, less applicable withholding taxes (each such bonus, a “Retention Bonus”). The after-tax proceeds from each Retention Bonus payment are then automatically applied by ADT LLC on Mr. Likosar’s behalf to purchase Class A-2 Units at the applicable Bonus Date FMV. In 2017, it was determined that Mr. Likosar would also receive a cash payment on each Bonus Date that is equal to the value of distributions with respect to a Class A-2 Unit made prior to such Bonus Date multiplied by the number of Class A-2 Units in respect of the bonus tranche that vests on such Bonus Date. Following the consummation of the Initial Offering, each Retention Bonus installment that becomes due will be satisfied by the Company through issuance of shares of common stock to Mr. Likosar with a value equal to the value of the portion of the Retention Bonus that vests on the Bonus Date. Alternatively, on or after the Initial Offering, the Company may elect to issue Mr. Likosar, in lieu of paying future Retention Bonus installments, a one-time grant of restricted shares of our common stock having an aggregate grant date value equal to the value of all then-unpaid Retention Bonus installments, which shares shall thereafter vest ratably on each subsequent Bonus Date.
Mr. Likosar’s employment agreement provides for certain severance benefits to be paid in the event of employment termination in certain circumstances, as well as post-termination restrictive covenant provisions, which are described below under “—Potential Payments upon Termination or Change in Control—Severance Payments and Benefits under Employment Agreements.”
Daniel M. Bresingham
Mr. Bresingham is party to an amended and restated employment agreement with The ADT Corporation, dated December 19, 2017, pursuant to which he serves as our Executive Vice President, Treasurer and Chief Administrative Officer. The employment agreement has a term beginning on July 1, 2015, through July 1, 2020, which will automatically extend for successive one-year periods, unless either party provides written notice of non-renewal to the other party at least 90 days prior to the expiration of the then-applicable term. Under his employment agreement, Mr. Bresingham’s annual base salary is $510,000, which is subject to annual review and possible increase (but not decrease). In addition, he is eligible to receive an annual cash bonus based on the attainment of objective financial and/or other subjective or objective criteria. Mr. Bresingham’s target annual bonus is 100% of base salary. Mr. Bresingham participates in our long-term incentive plan, and is eligible to participate in the employee benefit plans, programs, and arrangements of the Company in effect from time to time, in accordance with their terms, including, without limitation, retirement, medical and welfare benefits. Mr. Bresingham’s employment agreement provides for certain severance benefits to be paid in the event of employment termination in certain circumstances, as well as post-termination restrictive covenant provisions, which are described below under “—Potential Payments upon Termination or Change in Control—Severance Payments and Benefits under Employment Agreements.”
James D. DeVries
Mr. DeVries is party to an amended and restated employment agreement with ADT LLC dated December 19, 2017, pursuant to which he serves as our President. The employment agreement has a term beginning on May 23, 2016, through May 23, 2021, which will automatically extend for successive one-year periods, unless either party provides written notice of non-renewal to the other party at least 90 days prior to the expiration of the then-applicable term. Under his employment agreement, Mr. DeVries’ annual base salary is $520,000, which is subject to annual review and possible increase (but not decrease). In addition, he is eligible to receive an annual cash bonus based on the attainment of objective financial and/or other subjective or objective criteria. Mr. DeVries target annual bonus is 100% of base salary. Mr. DeVries participates in our long-term incentive plan, and is eligible to participate in the employee benefit plans, programs, and arrangements of the Company in effect from time to time, in accordance with their terms, including, without limitation, retirement, medical and welfare benefits.
As part of his sign-on compensation package, pursuant to the terms of his employment agreement, Mr. DeVries was granted a retention bonus opportunity. On the first five anniversaries of May 2, 2016 (each, a “Bonus Date”), subject to his continued employment through each such Bonus Date, ADT LLC will pay Mr. DeVries a cash bonus in an amount equal to the fair market value (as determined in accordance with the LP Agreement) on such Bonus Date of 33,333.334 Class A-2 Units, less applicable withholding taxes (each such bonus, a “Retention Bonus”). The after-tax proceeds from each Retention Bonus payment are then automatically applied by ADT LLC on Mr. DeVries’ behalf to purchase Class A-2 Units at the applicable Bonus Date FMV. In 2017, it was determined that Mr. DeVries would also receive a cash payment on each Bonus Date that is equal to the value of distributions with respect to a Class A-2 Unit made prior to such Bonus Date multiplied by the number of Class A-2 Units in respect of the bonus tranche that vests on such Bonus Date. In connection with the consummation of the Initial Offering, each Retention Bonus installment that has not yet been paid will accelerate in full and be paid to Mr. DeVries in the form of an issuance of shares of common stock having a value based on the offering price equal to the value of such unpaid installments, and any unpaid prior distributions contemplated by the immediately preceding sentence will be paid in cash, as described below under “—Potential Payments upon Termination or Change in Control—Severance Payments and Benefits under Employment Agreements.”
Mr. DeVries’ employment agreement provides for certain severance benefits to be paid in the event of employment termination in certain circumstances, as well as post-termination restrictive covenant provisions, which are described below under “—Potential Payments upon Termination or Change in Control—Severance Payments and Benefits under Employment Agreements.”
Jamie E. Haenggi
Ms. Haenggi is party to an amended and restated employment agreement with The ADT Corporation, dated December 19, 2017, pursuant to which she serves as our Senior Vice President and Chief Sales and Marketing Officer. The employment agreement has a term beginning on July 1, 2015, through July 1, 2020, which will automatically extend for successive one-year periods, unless either party provides written notice of non-renewal to the other party at least 90 days prior to the expiration of the then-applicable term. Under her employment agreement, Ms. Haenggi’s annual base salary is $441,000, which is subject to annual review and possible increase (but not decrease). In addition, she is eligible to receive an annual cash bonus based on the attainment of objective financial and/or other subjective or objective criteria. Ms. Haenggi’s target annual bonus is 60% of base salary. Ms. Haenggi participates in our long-term incentive plan, and is eligible to participate in the employee benefit plans, programs, and arrangements of the Company in effect from time to time, in accordance with their terms, including, without limitation, retirement, medical and welfare benefits.
Ms. Haenggi’s employment agreement provides for certain severance benefits to be paid in the event of employment termination in certain circumstances, as well as post-termination restrictive covenant provisions, which are described below under “—Potential Payments upon Termination or Change in Control—Severance Payments and Benefits under Employment Agreements.”
Donald Young
Mr. Young is party to an amended and restated employment agreement with The ADT Corporation, dated December 19, 2017, pursuant to which he serves as our Senior Vice President and Chief Information Officer. The employment agreement has a term beginning on July 1, 2015, through July 1, 2020, which will automatically extend for successive one-year periods, unless either party provides written notice of non-renewal to the other party at least 90 days prior to the expiration of the then-applicable term. Under his employment agreement, Mr. Young’s annual base salary is $510,000, which is subject to annual review and possible increase (but not decrease). In addition, he is eligible to receive an annual cash bonus based on the attainment of objective financial and/or other subjective or objective criteria. Mr. Young’s target annual bonus is 100% of base salary. Mr. Young participates in our long-term incentive plan and is eligible to participate in the employee benefit plans, programs, and arrangements of the Company in effect from time to time, in accordance with their terms, including, without limitation, retirement, medical and welfare benefits.
Mr. Young’s employment agreement provides for certain severance benefits to be paid in the event of employment termination in certain circumstances, as well as post-termination restrictive covenant provisions, which are described below under “—Potential Payments upon Termination or Change in Control—Severance Payments and Benefits under Employment Agreements.”
Class B Unit Awards
Each of our NEOs were previously granted Class B Units which are subject to the same service-based and performance-based vesting conditions as described above under “Elements of Compensation—Long-Term Equity Compensation.” These Class B Units were granted in connection with the ADT Acquisition to compensate Messrs. Whall, Bresingham, Young, and Ms. Haenggi for their additional duties and responsibilities with the larger combined company and to prevent the dilution of the Class B Units that they held in Ultimate Parent prior to the transaction. For Messrs. Likosar and DeVries, these Class B Units were granted in connection with their hiring. On April 17, 2017, the Executive Committee of Ultimate Parent approved an adjustment to all Class B Unit awards outstanding as of such date to reduce the impact on such individuals of certain incremental interest expenses and other reductions to equity value resulting from the incurrence of certain debt obligations by Prime Borrower, the proceeds of which were used to fund the payment of a distribution to the partners of Ultimate Parent.
Outstanding Equity Awards at Fiscal 2017 Year-End Table
The following table shows outstanding Class B Units outstanding as of December 31, 2017, for each of the NEOs. All numbers have been rounded to the nearest whole dollar or unit.

	Stock Awards
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)(4)	Market Value of Shares or Units of Stock that Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Timothy J. Whall	08/11/2016	701,265	9,747,580	876,581	12,184,475
	07/01/2015	525,949	8,362,582	876,581	13,937,637
Jeffrey Likosar	11/21/2016	924,020	12,843,871	1,155,024	16,054,838
Daniel M. Bresingham	08/11/2016	462,010	6,421,935	577,512	8,027,419
	07/01/2015	346,508	5,509,466	577,512	9,182,443
James D. DeVries	11/21/2016	901,798	12,534,982	1,127,247	15,668,727
Jamie E. Haenggi	08/11/2016	396,008	5,504,516	495,010	6,880,645
	07/01/2015	297,006	4,722,399	495,010	7,870,666
Donald Young	08/11/2016	462,010	6,421,935	577,512	8,027,419
	07/01/2015	346,508	5,509,466	577,512	9,182,443
____________________

(1)	Represents unvested Class B Units subject to service-based vesting requirements (i.e., the Service Tranche). See footnote 4 for Service Tranche vesting dates.

(2)
The Class B Units represent profit interests in Ultimate Parent, which will have value only if the value of Ultimate Parent increases following the date on which the awards of such Class B Units are granted and only after the aggregate amount of capital contributions in respect of all Class A Units have been repaid to the holders of the Class A Units. There is no public market for the Class B Units, accordingly, the market or payout value of the unvested B Units is based on the value of the underlying shares of our common stock that are held by Ultimate Parent as of December 31, 2017. For purposes of this table, the shares of our common stock were valued using an initial public offering price of $14.00 per share of our common stock.

(3)
Represents unvested Class B Units subject to performance-based vesting requirements (i.e., the Performance Tranche). These performance-based Class B Units will vest upon a “Realization Event” if, and to the extent that, our Sponsor receives specified levels of its invested capital in the Company in connection with the Realization Event. See “Elements of Compensation—Long-Term Equity Compensation” above for a discussion of the Performance Tranche vesting criteria.

(4)	The vesting schedules of the Class B Units designated as the Service Tranche are as follows (subject to the NEO’s continued employment through each applicable vesting date):

Name	Grant Date	Vesting Schedule
Timothy J. Whall	08/11/2016	Vests 20% per year over 5 years. Approximately 175,316 Class B Units are scheduled to vest on each of May 2, 2018, 2019, 2020, and 2021.
	07/01/2015	Vests 20% per year over 5 years. Approximately 175,316 Class B Units are scheduled to vest on each of July 1, 2018, 2019, and 2020.
Jeffrey Likosar	11/21/2016	Vests 20% per year over 5 years. Approximately 231,004 Class B Units are scheduled to vest on each of May 2, 2018, 2019, 2020, and 2021.
Daniel M. Bresingham	08/11/2016	Vests 20% per year over 5 years. Approximately 115,502 Class B Units are scheduled to vest on each of May 2, 2018, 2019, 2020, and 2021.
	07/01/2015	Vests 20% per year over 5 years. Approximately 115,502 Class B Units are scheduled to vest on each of July 1, 2018, 2019, and 2020.
James D. DeVries	11/21/2016	Vests 20% per year over 5 years. Approximately 225,449 Class B Units are scheduled to vest on each of May 2, 2018, 2019, 2020, and 2021.
Jamie E. Haenggi	08/11/2016	Vests 20% per year over 5 years. Approximately 99,002 Class B Units are scheduled to vest on each of May 2, 2018, 2019, 2020, and 2021.
	07/01/2015	Vests 20% per year over 5 years. Approximately 99,002 Class B Units are scheduled to vest on each of July 1, 2018, 2019, and 2020.
Donald Young	08/11/2016	Vests 20% per year over 5 years. Approximately 115,502 Class B Units are scheduled to vest on each of May 2, 2018, 2019, 2020, and 2021.
	07/01/2015	Vests 20% per year over 5 years. Approximately 115,502 Class B Units are scheduled to vest on each of July 1, 2018, 2019, and 2020.
Stock Vested in Fiscal 2017 Table
The following table sets forth information regarding Class B Units that vested during fiscal year 2017 for the NEOs. All numbers have been rounded to the nearest whole dollar or unit, where applicable.

		Stock Awards
Name	Vesting Date	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
Timothy J. Whall	05/02/2017	175,316	419,005
	07/01/2017	175,316	987,029
Jeffrey Likosar	05/02/2017	231,004	552,100
Daniel M. Bresingham	05/02/2017	115,502	276,050
	07/01/2017	115,502	650,276
James D. DeVries	05/02/2017	225,449	538,823
Jamie E. Haenggi	05/02/2017	99,002	236,614
	07/01/2017	99,002	557,381
Donald Young	05/02/2017	115,502	276,050
	07/01/2017	115,502	650,276
___________________

(1)
Awards of Class B Units (i.e., the Service Tranche), which generally vest in five annual installments of 20% each. See footnote 4 to the “Outstanding Equity Awards at Fiscal 2017 Year-End Table and Elements of Compensation—Long-Term Equity Compensation” for additional vesting details.

(2)
The Class B Units represent profit interests in Ultimate Parent, which will have value only if the value of Ultimate Parent increases following the date on which the awards of such Class B Units are granted and only after the aggregate amount of capital contributions in respect of all Class A Units have been repaid to the holders of the Class A Units. There is no public market for the Class B Units, accordingly, the market or payout value of the unvested B Units represents the value of each such B Unit based on the value of the business as of the vesting date (i.e. $12.02 per Class A Unit and $13.26 per Class A Unit, which was the fair market value of a Class A Unit on May 2, 2017 and July 1, 2017, respectively, as determined by the Executive Committee of Ultimate Parent).

Non-qualified Deferred Compensation for Fiscal 2017
The following table sets forth information related to the non-qualified deferred compensation accounts of our NEOs as of December 31, 2017.

Name	Executive Contributions in Last FY(1) ($)(a)	Registrant Contributions in Last FY(1) ($)(b)	Aggregate Earnings in Last FY(2) ($)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at Last FYE(3) ($)
Jeffrey Likosar	16,736	—	1,465	—	18,201
James D. DeVries	32,498	521	223	—	43,664
Donald Young	18,010	—	1,693	—	19,703
_______________

(1)
The amounts shown in columns (a) and (b) reflect employee and Company contributions, respectively, under the SSRP, the Company’s non-qualified retirement savings plan during fiscal 2017. All of the amounts in columns (a) and (b) are included in the Summary Compensation Table under the column heading “Salary” and “All Other Compensation,” respectively.

(2)	The amounts shown in this column include earnings (or losses) on the NEO’s notional account in the SSRP.

(3)
For Mr. DeVries, the amounts reflected in this column are inclusive of amounts in respect of his contributions to the SSRP for fiscal 2016 ($10,417) which contributions are included in the aggregate amount reported in the Summary Compensation Table under the column heading “Salary” for fiscal 2016.

The SSRP is a non-qualified deferred compensation plan that operates in conjunction with our RSIP. A participant must designate the portion of the credits to his or her account that shall be allocated among the various measurement funds. In default of such designation, credits to a participant’s account are allocated to one or more measurement funds as determined by the SSRP’s plan administrator. Participant notional account balances are credited daily with the rate of return earned by the applicable measurement fund. The measurement funds for the SSRP are consistent with those funds available under the Company’s RSIP.
For fiscal 2017 (i) Mr. Likosar elected to make pre-tax contributions equal to 5% of his base salary, (ii) Mr. DeVries elected to make pre-tax contributions equal to 6% of his base salary and 6% of his performance bonus, and (iii) Mr. Young elected to make pre-tax contributions equal to 5% of his base salary. The Company will make matching contributions equal to 100% of the first 5% of eligible pay contributed by each eligible executive. Under the terms of the SSRP, an eligible executive may elect to defer up to 50% of his base salary and up to 100% of his performance bonus.
A participant is always fully vested in the participant’s own contributions and vests in the Company contributions over three years from the date of hire (subject to full vesting upon death, disability, retirement (e.g., (i) age 55 and (ii) a combination of age and years of service at separation totaling at least 60), or a change in control). Distributions are made in either a lump sum or in annual installments (up to 15 years) in accordance with a participant’s election. In the event a separation from service is due to a participant’s death or disability a distribution is made in in a lump sum within 90 days of such event.
Potential Payments Upon Termination or Change in Control
Severance Payments and Benefits under Employment Agreements
All of our NEOs are entitled to certain severance payments and benefits following termination of employment under his employment agreement. All severance payments and benefits are conditioned upon the execution by each NEO of a general release of claims in favor of the Company and the NEO’s continued compliance with the restrictive covenants contained in the NEO’s employment agreement. All of the NEOs’ employment agreements prohibit the NEO from disclosing confidential information of the Company at any time. In addition, the NEOs may not make disparaging statements about the Company, its products or practices, or any of its directors, officers, agents, representatives, stockholders, or the Company’s affiliates at any time. All of our NEOs are required during employment and for the twenty-four (24) month period thereafter (except that Mr. Young’s restricted period is reduced to six (6) months if his employment is terminated following a Realization Event) not to compete with the Company and are required during such same period not to solicit the employees, customers, subscribers, or suppliers of the Company. References to the “Company” in this paragraph and in this section mean Ultimate Parent and any direct or indirect subsidiaries thereof and any successors thereto. A Realization Event for purposes of Mr. Young’s employment agreement is generally consistent with the definition in the Class B Unit award agreement, except that the relevant date of reference for clause (iii) of the definition of Realization Event in Mr. Young’s employment agreement is December 19, 2017.
If an NEO’s employment is terminated by the Company without Cause (defined below), by the Company in the event the Company elects not to renew the term of his employment, or by the NEO for Good Reason (defined below) (each, a “Qualifying Termination”), the NEO will be entitled to: (i) continued payment of his annual base salary beginning on the date of the Qualifying Termination (the “Qualifying Termination Date”) and ending on the earlier of (x) the twenty-four (24) month anniversary of the Qualifying Termination Date (or, in the case of Mr. Young, if such Qualifying Termination Date occurs following a Realization

Event, the six (6) month anniversary of the Qualifying Termination Date) and (y) the first date that the NEO violates any restrictive covenants in his employment agreement (the “Severance Period”), (ii) continued coverage during the Severance Period for the NEO and any eligible dependents under the health and welfare plans in which the NEO and any such dependents participated immediately prior to the Qualifying Termination Date, subject to any active-employee cost-sharing or similar provision in effect for the executive as of immediately prior to the Qualifying Termination Date, and (iii) a prorated portion of the annual bonus payable with respect to the year of such Qualifying Termination, based solely on the actual level of achievement of the applicable performance goals for such year, and payable if and when annual bonuses are paid to other senior executives of the Company with respect to such year.
With respect to Mr. DeVries’ retention bonus, if (i) his employment is terminated by the Company without Cause, due to his death, or on account of his disability, or if Mr. DeVries terminates his employment for Good Reason prior to May 23, 2021, or (ii) a change in control occurs, then, upon the earlier of (i) and (ii), the Company will pay Mr. DeVries a cash bonus equal to the fair market value (as determined in accordance with the LP Agreement) on such date (the “Relevant Date FMV”) in respect of the unpaid Retention Bonus installments. The after-tax proceeds from such payment will then be automatically applied by ADT LLC on Mr. DeVries’ behalf to purchase Class A-2 at the applicable Relevant Date FMV. In addition, Mr. DeVries will receive a cash payment that is equal to the value of distributions with respect to a Class A-2 Unit made prior to such date multiplied by the number of Class A-2 Units in respect of the bonus tranche(s) that vest on such date. The completion of the Initial Offering will qualify as a change in control for purposes of Mr. DeVries’ Retention Bonus. Accordingly, Mr. DeVries will be paid the unpaid Retention Bonus installments as of the date of the completion of the Initial Offering and the additional cash payment in respect of prior distributions as described in this paragraph. The unpaid Retention Bonus installments that will be payable upon the completion of the Initial Offering will be satisfied by the Company through issuance of shares of common stock to Mr. DeVries under the Omnibus Incentive Plan equal to the value of the portion of the Retention Bonus that vests on the Bonus Date and will be subject to the terms and conditions of the MIRA which include transfer restrictions, repurchase rights, and piggy-back registration rights in connection with certain offerings of our common stock.
With respect to Mr. Likosar’s retention bonus, if his employment is terminated by the Company without Cause, due to his death, or on account of his disability, or if Mr. Likosar terminates his employment for Good Reason prior to October 17, 2021, then the Company will pay Mr. Likosar a cash bonus equal to the fair market value (as determined in accordance with the LP Agreement) on such date (the “Termination Date FMV”) in respect of the unpaid Retention Bonus installments. The after-tax proceeds from such payment will then be automatically applied by ADT LLC on Mr. Likosar’s behalf to purchase Class A-2 Units at the applicable Termination Date FMV. In addition, Mr. Likosar will receive a cash payment that is equal to the value of distributions with respect to a Class A-2 Unit made prior to such date multiplied by the number of Class A-2 Units in respect of the bonus tranche(s) that vest on such date. Following the consummation of the Initial Offering, each Retention Bonus installment that becomes due will be satisfied by the Company through issuance of shares of common stock to Mr. Likosar under the Omnibus Incentive Plan equal to the value of the portion of the Retention Bonus that vests on the Bonus Date and will be subject to the terms and conditions of the MIRA which include transfer restrictions, repurchase rights, and piggy-back registration rights in connection with certain offerings of our common stock. Alternatively, on or after the offering, the Company may elect to issue Mr. Likosar in lieu of paying future Retention Bonus installments, a one-time grant of restricted shares of our common stock having an aggregate grant date value equal to the value of all then-unpaid Retention Bonus installments, which shares shall thereafter vest ratably on each subsequent Bonus Date.
The Company does not reimburse its NEOs with respect to any excise tax triggered by Section 4999 of the Code, but any parachute payments (i.e., payments made in connection with a change in control as defined in Section 280G of the Code and the regulations thereunder) will be capped at three times the NEO’s “base amount” under Section 280G of the Code and the regulations thereunder if the cap results in a greater after-tax payment to the NEO than if the payments were not capped.
Applicable Definitions
For purposes of the employment agreements with our NEOs:
A termination is for “Cause” if the NEO:

•
Is convicted of, or pleads nolo contendere to, a crime that constitutes a felony or involves fraud or a breach of the executive’s duty of loyalty with respect to the Company, or any of its customers or suppliers that results in material injury to the Company,

•	Repeatedly fails to perform reasonably assigned duties which remains uncured for ten (10) days after receiving written notice,

•	Commits an act of fraud, misappropriation, embezzlement, or materially misuses funds or property belonging to the Company,

•
Commits a willful violation of the Company’s written policies, or other willful misconduct that results in material injury to the Company, which remains uncured for ten (10) days after receiving written notice,

•	Materially breaches his employment agreement resulting in material injury to the Company, which remains uncured for ten (10) days after receiving written notice, or

•	Violates the terms of his confidentiality, non-disparagement, non-competition and non-solicitation provisions.
The NEOs may terminate their employment for “Good Reason” if any of the following events occur without the NEO’s prior express written consent:

•	The executive’s annual base salary or target bonus are decreased,

•
The Company (for purposes of this definition, means The ADT Corporation or ADT LLC) fails to pay any material compensation due and payable to the executive in connection with his employment or employment agreement,

•	The executive’s duties, responsibilities, authority, positions, or titles are materially diminished,

•
The Company requires the executive to be relocated more than thirty (30) miles from a specified location (the Romeoville, Illinois, area for Messrs. Whall and Bresingham, the Longwood, Florida, area for Mr. Young, the Wichita, Kansas, area for Ms. Haenggi, and the Boca Raton, Florida, area for Messrs. DeVries and Likosar), or

•	The Company breaches its obligations under the executive’s employment agreement.
The NEO must provide written notice to the Company describing the events that constitute Good Reason within forty-five (45) days following the first occurrence of such events and the Company has a thirty (30) day cure period following receipt of such notice, before an NEO may terminate his employment for Good Reason.
Equity Awards. In addition, the Class B Unit award agreements for the outstanding equity awards held by our NEOs provide for special treatment upon certain terminations of employment, including a Qualifying Termination following a “change in control” (defined below) or in connection with a change in control.

•
Termination of Employment—Pursuant to the terms for the Class B Unit award agreements, other than in the case of a change in control, if an NEO experiences a Qualifying Termination before the Service Tranche is fully vested, an additional 20% of the Service Tranche will immediately vest on the Qualifying Termination Date (the cumulative vested percentage of the Service Tranche after giving effect to such additional vesting is referred to as the “Vested Percentage at Termination”) and the unvested Class B Units attributed to the Service Tranche will be forfeited immediately. If an NEO experiences a Qualifying Termination and during the one (1) year period following the Qualifying Termination Date all or any portion of the Performance Tranche would have vested had the NEO’s employment not been terminated, then the NEO will also be deemed vested in a percentage of the Performance Trance equal to the product of (i) the percentage of the Performance Tranche (e.g., 50% or 100%) that would have vested had the NEO’s employment not been terminated multiplied by (ii) the Vested Percentage at Termination.

•
In the event the NEO’s employment is terminated for Cause all Class B Units (whether vested or unvested) then held by the NEO are immediately forfeited. Other than as described in the immediately preceding paragraph and the following paragraph, if the NEO experiences a termination of employment, all unvested Class B Units then held by the NEO are immediately forfeited.

•
Change in Control. Pursuant to the terms for the Class B Unit award agreements, the Service Tranche will vest in full on the earlier of (i) the six (6) month anniversary of a change in control and (ii) a Qualifying Termination of the NEO following a change in control. The proceeds from any transaction resulting in a change in control that related to the unvested portion of the Service Tranche will be held in escrow for the NEO’s benefit from the date of the change in control through the date on which the NEO either vests in or forfeits the unvested portion of the Service Tranche.

For purposes of the Class B Unit award agreements and Mr. DeVries’ Retention Bonus, a “change in control” means the occurrence, in a single transaction or in a series of related transactions, of any one or more of the following events: (i) (A) our Sponsor ceases to be the beneficial owner, directly or indirectly, of a majority of the combined voting power of Ultimate Parent’s outstanding securities; and (B) a person or group other than our Sponsor becomes the direct or indirect beneficial owner of a percentage of the combined voting power of Ultimate Parent’s outstanding securities that is greater than the percentage of the combined voting power of Ultimate Parent’s outstanding securities beneficially owned directly or indirectly by our Sponsor; (ii) sale of all or substantially all of the assets of Ultimate Parent to a person or group other than our Sponsor; (iii) a liquidation or dissolution of Ultimate Parent and its subsidiaries; or (iv) an initial public offering of Ultimate Parent or one of its subsidiaries. The completion of the IPO will constitute a change in control for purposes of the Class B Unit award agreements and Mr. DeVries’ Retention Bonus.

SSRP Accelerated Vesting of Company Contributions. To the extent that a participant in the SSRP is not fully vested in the Company contributions made to his or her notional account balance, the participant will fully vest in such amounts upon a termination of employment due to his or her death, disability, retirement (e.g., (i) age 55 and (ii) a combination of age and years of service at separation totaling at least 60), or upon a change in control (regardless of whether or not the participant’s employment terminates).
The following table summarizes the severance benefits that would have been payable to each of the NEOs upon termination of employment or upon a qualifying termination in connection with a change in control (including, a Realization Event), assuming that the triggering event or events occurred on December 31, 2017, which was the last business day of 2017.

	Change in Control		Termination of Employment
Name and Form of Compensation	Without Qualified Termination ($)(1)	With Qualified Termination ($)(1)	With Cause ($)	With Qualified Termination ($)(2)	Retirement ($)	Death or Disability ($)
Timothy J. Whall
Salary Continuation	—	1,414,000	—	1,414,000	—	—
Prorated Bonus	—	883,750	—	883,750	—	—
Benefit Continuation	—	18,882	—	18,882	—	—
Accelerated Vesting of Class B Unit Awards	44,232,274	44,232,274	—	5,224,417	—	—
Total	44,232,274	46,548,906	—	7,541,049	—	—
Jeffrey Likosar
Salary Continuation	—	1,009,096	—	1,009,096	—	—
Prorated Bonus	—	504,548	—	504,548	—	—
Benefit Continuation	—	22,722	—	22,722	—	—
Accelerated Vesting of Class B Unit Awards	28,898,709	28,898,709	—	3,210,970	—	—
Accelerated Vesting of Retention Bonus(3)	—	1,700,047	—	1,700,047	—	1,700,047
Accelerated Vesting of SSRP Account(4)	—	—	—	—	—	—
Total	28,898,709	32,135,122	—	6,447,383	—	1,700,047
Daniel M. Bresingham
Salary Continuation	—	1,020,000	—	1,020,000	—	—
Prorated Bonus	—	510,000	—	510,000	—	—
Benefit Continuation	—	25,241	—	25,241	—	—
Accelerated Vesting of Class B Unit Awards	29,141,263	29,141,263	—	3,441,960	—	—
Total	29,141,263	30,696,504	—	4,997,201	—	—
James D. DeVries
Salary Continuation	—	1,040,000	—	1,040,000	—	—
Prorated Bonus	—	520,000	—	520,000	—	—
Benefit Continuation	—	22,722	—	22,722	—	—
Accelerated Vesting of Class B Unit Awards	28,203,709	28,203,709	—	3,133,741	—	—
Accelerated Vesting of Retention Bonus(3)	3,400,093	3,400,093	—	3,400,093	—	3,400,093
Accelerated Vesting of SSRP Account(4)	521	521	—	—	521	521
Total	31,604,323	33,187,045	—	8,116,556	521	3,400,614
Jamie E. Haenggi
Salary Continuation	—	882,000	—	882,000	—	—
Prorated Bonus	—	264,450	—	264,450	—	—
Benefit Continuation	—	25,644	—	25,644	—	—
Accelerated Vesting of Class B Unit Awards	24,978,226	24,978,226	—	2,950,260	—	—
Total	24,978,226	26,150,320	—	4,122,354	—	—
Donald Young
Salary Continuation(5)	—	1,020,000	—	1,020,000	—	—
Prorated Bonus	—	510,000	—	510,000	—	—
Benefit Continuation	—	17,639	—	17,639	—	—
Accelerated Vesting of Class B Unit Awards	29,141,263	29,141,263	—	3,441,960	—	—
Accelerated Vesting of SSRP Account(4)	—	—	—	—	—	—
Total	29,141,263	30,688,902	—	4,989,599	—	—
________________

(1)
Class B Units represent profit interests in Ultimate Parent, which will have value only if the value of Ultimate Parent increases following the date on which the awards of such Class B Units are granted and only after the aggregate amount of capital contributions in respect of all Class A Units have been repaid to the holders of the Class A Units. In accordance with the terms of the Class B Unit award agreements, assuming that a change in control was also a Realization Event, (i) the hypothetical return to our Sponsor would have been sufficient to trigger full vesting of the Performance Tranche and (ii) the vesting of the Service Tranche would have accelerated and become vested in connection with a change in control, as described in this section under the heading “—Equity Awards.” Based on the value of the business at the end of fiscal year 2017, using an initial public offering price of $14.00 per share of common stock, the value attributed to the Accelerated Vesting of Class B Unit Awards with respect to the Performance Tranche and the Service Tranche is reflected in the table above.

(2)
Class B Units represent profit interests in Ultimate Parent, which will have value only if the value of Ultimate Parent increases following the date on which the awards of such Class B Units are granted and only after the aggregate amount of capital contributions in respect of all Class A Units have been repaid to the holders of the Class A Units. In accordance with the terms of the Class B Unit award agreements, absent a change in control, upon a qualified termination of employment the executive would vest in an additional 20% of the Class B Units in respect of the Service Tranche, as described in this section under the heading “—Equity Awards.” Based on the value of the business at the end of fiscal year 2017, using an initial public offering price of $14.00 per share of common stock, the value attributed to the Accelerated Vesting of Class B Unit Awards with respect to the Service Tranche is reflected in the table above.

(3)
There is no public market for the Class A Units, accordingly, amounts with respect to Messrs. DeVries’ and Likosar’s retention bonuses are calculated based on an initial public offering price of $14.00 per share of common stock multiplied by 1.681, assuming that this was the fair market value of a Class A Unit on December 31, 2017, multiplied by the number of Class A-2 Units in respect of the bonus tranche that vests on such date. The amounts reflected also include the value of the additional cash payment that each of Mr. DeVries and Mr. Liksoar is entitled to receive for previous accrued but unpaid distributions in respect of the Class A-2 Units comprising the retention bonus tranche that vests on such date (for Mr. DeVries $262,227, and for Mr. Likosar, $131,113).

(4)
While each of Messrs. Likosar, DeVries, and Young participated in the Company’s SSRP in fiscal year 2017, only Mr. DeVries had any unvested Company contributions in his SSRP account that would be subject to accelerated vesting upon a qualifying event as of December 31, 2017.

(5)	If Mr. Young’s employment is terminated following a change in control that also qualifies as a Realization Event, then Mr. Young’s salary continuation will be decreased to $255,000.
COMPENSATION OF NON-MANAGEMENT DIRECTORS
In respect of 2017, each of our non-employee directors was appointed by our Sponsor (or their affiliates) and, with the exception of Mr. Africk, none of them received any compensation for services as a director or is party to any contract with us. Pursuant to the agreement entered into on November 30, 2015, between Prime Borrower and Mr. Africk, Mr. Africk receives an annual cash retainer equal to $50,000 for his service as a member of the board of managers of Prime Borrower, which is paid quarterly in arrears retroactive to July 1, 2015. In addition to his cash retainer, Mr. Africk receives an annual grant of Class A-2 Units in with an aggregate fair market value on the date of grant equal to $50,000. Each annual grant of Class A-2 Units vest in three substantially equal annual installments over the three years immediately following the year of issuance, in each case subject to Mr. Africk’s continued service on the board of managers of Prime Borrower through the applicable vesting date. In connection with the IPO, Mr. Africk’s agreement with Prime Borrower was terminated.
Director Compensation
The following table summarizes the compensation earned by, or awarded or paid to Mr. Africk for the year ended December 31, 2017.

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	Total ($)
Andrew D. Africk	50,000	50,000	100,000
_________________

(1)
On July 27, 2017, Mr. Africk received a grant of 3,770.74 Class A-2 Units which shall vest subject to his continued service, as to one-third of the Class A-2 Units on each of the first three anniversaries of July 1, 2017. The amount reported in this column reflects the aggregate grant date fair value calculated in accordance with FASB ASC Topic 718, excluding estimated forfeitures. The fair value of Class A-2 Units is computed by multiplying the total number of Class A-2 Units subject to the award by the fair market value of a Class A Unit, as determined by the Executive Committee of Ultimate Parent, on the date of grant. Mr. Africk was previously granted 4,166.67 Class A-2 Units on August 11, 2016, which shall vest, subject to his continued service, as to one-third of the Class A-2 Units on each of the first three anniversaries of August 11, 2016. Mr. Africk was previously granted 10,000 Class A-2 Units on November 30, 2015, which shall vest, subject to his continued service, one-third of the Class A-2 Units on each of the first three anniversaries of November 30, 2015.

Looking Ahead—2018 Director Compensation
In connection with the IPO, our board of directors will approve and implement the following director compensation program, which will include the following for each of our non-employee directors (other than those that were appointed by our Sponsor).
Compensation for our non-employee directors, including Mr. Africk, will consist of an annual cash retainer in the amount of $100,000, paid quarterly in arrears, and an annual equity award of restricted stock units with a grant date fair value of approximately $100,000. Annual restricted stock unit awards to our non-employee directors will vest on the first anniversary of the date of grant, subject to such director’s continued service through such date. The chairs of the Audit, Compensation and

Nominating and Governance Committees will receive an additional annual cash retainer in the amount of $25,000, $20,000, and $15,000 per year, respectively, each of will be paid quarterly in arrears.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
Our Common Stock
The following table sets forth the beneficial ownership of our common stock as of March 8, 2018 by:

•	each person, or group of affiliated persons, who we know to beneficially own more than 5% of our common stock;

•	each of our named executive officers;

•	each of our directors; and

•	all of our executive officers and directors as a group.
Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to such securities. Except as otherwise indicated, all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. Unless otherwise indicated, the address of each person or entity named in the table below is 1501 Yamato Road, Boca Raton, Florida 33431.

	Vested Options	Shares Beneficially Owned(1)	Total
	Number	Number	Number	Percent
More than 5% Stockholders
Apollo Funds(2)	—	641,114,368	641,114,368	85.6%
Named Executive Officers and Directors(3)
Timothy J. Whall	311,837	572,282	884,119	*
Daniel M. Bresingham	205,446	377,033	582,479	*
James D. DeVries	155,141	371,459	526,600	*
Jamie E. Haenggi	176,096	323,171	499,267	*
Jeffrey Likosar	158,964	229,355	388,319	*
Donald Young	205,446	377,033	582,479	*
Andrew D. Africk	—	—	—	0.0%
Marc E. Becker	—	—	—	0.0%
Matthew H. Nord	—	—	—	0.0%
Reed B. Rayman	—	—	—	0.0%
Eric L. Press	—	—	—	0.0%
Lee J. Solomon	—	—	—	0.0%
Stephanie Drescher	—	—	—	0.0%
Brett Watson	—	—	—	0.0%
David Ryan	—	—	—	0.0%
Matthew E. Winter	—	—	—	0.0%
All current directors and executive officers as a group (20 persons)	1,212,930	2,371,453	3,584,383	0.5%
_________________

*	Represents less than one percent of shares outstanding.

(1)
Percentage of shares beneficially owned is based on 749,131,653 shares of common stock outstanding as of March 8, 2018, which excludes unvested common shares and assumes no options are exercised by any holder in accordance with Rule 13d-3(d)(1)(i) of the Exchange Act.

(2)
Represents shares of our common stock held of record by Ultimate Parent. Prime Security Services TopCo Parent GP, LLC (“Parent GP”) is the general partner of Ultimate Parent. AP VIII Prime Security Services Holdings, L.P. (“AP VIII Prime Security LP”) is the sole member of Parent GP and a limited partner of TopCo Parent. AP VIII Prime Security Services Management, LLC (“AP VIII Prime Security Management”) is the investment manager of AP VIII Prime Security LP. Apollo Management, L.P. (“Apollo Management”) is the sole member of AP VIII Prime Security Management, and Apollo Management GP, LLC (“Management GP”) is the general partner of Apollo Management. Apollo Management Holdings, L.P. (“Management Holdings”) is the sole member and manager of Management GP. Apollo Management Holdings GP, LLC (“Management Holdings GP”) is the general partner of Management Holdings. Leon Black, Joshua Harris and Marc Rowan are the managers, as well as executive officers, of Management Holdings GP, and as such may be deemed to have voting and dispositive control of the shares of common stock held of record by Ultimate Parent. The address of Ultimate Parent, Parent GP, and AP VIII Prime Security LP is One Manhattanville Road, Suite 201, Purchase, New

York 10577. The address of each of AP VIII Prime Security Management, Apollo Management, Management GP, Management Holdings and Management Holdings GP, and Messrs. Black, Harris and Rowan, is 9 West 57th Street, 43rd Floor, New York, New York 10019.

(3)	None of our named executive officers and directors beneficially own shares of common stock issuable upon the exercise of options within 60 days.
Units of Ultimate Parent
The equity interests of Ultimate Parent consist of Class A-1 Units, Class A-2 Units, and Class B Units. Our Sponsor beneficially owns 100% of the 371,416,667 issued and outstanding Class A-1 Units of Ultimate Parent and the Koch Investor beneficially owns detachable warrants for the purchase of 7,620,730 Class A-1 Units in Ultimate Parent. Following the IPO, there are no outstanding Class B Units. See “Item 11. Executive Compensation—Redemption of Class B Units.” There are 2,351,282 issued and outstanding Class A-2 Units. The following table sets forth the beneficial ownership as of February 15, 2018 of the Class A-2 Units of Ultimate Parent by:

•	each of our named executive officers;

•	each of our directors; and

•	all of our executive officers and directors as a group.
Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to such securities. Except as otherwise indicated, all persons listed below have sole voting and investment power with respect to the Class A-2 Units beneficially owned by them, subject to applicable community property laws. Unless otherwise indicated, the address of each person or entity named in the table below is 1501 Yamato Road, Boca Raton, Florida 33431.

	Class A-2 Units Beneficially Owned(1)
	Number	Percent
Named Executive Officers and Directors(2)
Timothy J. Whall	672,351	28.60%
Daniel M. Bresingham	196,613	8.36%
James D. DeVries	100,903	4.29%
Jamie E. Haenggi	196,613	8.36%
Jeffrey Likosar	88,795	3.78%
Donald Young	436,427	18.56%
Andrew D. Africk	17,937	0.76%
Marc E. Becker	—	—%
Matthew H. Nord	—	—%
Reed B. Rayman	—	—%
Eric L. Press	—	—%
Lee J. Solomon	—	—%
Stephanie Drescher	—	—%
Brett Watson	—	—%
David Ryan	—	—%
Matthew E. Winter	—	—%
All current directors and executive officers as a group (20 persons)	2,196,726	93.43%
_________________

(1)	Percentage of shares beneficially owned is calculated using 2,351,282 Class A-2 Units outstanding.

(2)	None of our named executive officers and directors beneficially own Class A-2 Units issuable upon the exercise of options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
Policies and Procedures for Related Party Transactions
We have a written Related Person Transaction Policy (the “policy”), which sets forth our policy with respect to the review, approval, ratification and disclosure of all related person transactions by our Audit Committee. In accordance with the policy, our Audit Committee has overall responsibility for implementation of and compliance with the policy.
For purposes of the policy, a “related person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we were, are or will be a participant and the amount involved exceeded, exceeds or will exceed $120,000 and in which any related person (as defined in the policy) had, has or will have a direct or indirect material interest. A “related person transaction” does not include any employment relationship or transaction involving an executive officer and any related compensation resulting solely from that employment relationship that has been reviewed and approved by our board of directors or Audit Committee.
The policy requires that notice of a proposed related person transaction be provided to our legal department prior to entry into such transaction. If our legal department determines that such transaction is a related person transaction, the proposed transaction will be submitted to our Audit Committee for consideration. Under the policy, our Audit Committee may approve only those related person transactions that are in, or not inconsistent with, our best interests and the best interests of our stockholders. In the event that we become aware of a related person transaction that has not been previously reviewed, approved or ratified under the policy and that is ongoing or is completed, the transaction will be submitted to the Audit Committee so that it may determine whether to ratify, rescind or terminate the related person transaction.
The policy also provides that the Audit Committee review certain previously approved or ratified related person transactions that are ongoing to determine whether the related person transaction remains in our best interests and the best interests of our stockholders. Additionally, we make periodic inquiries of directors and executive officers with respect to any potential related person transaction of which they may be a party or of which they may be aware.
Limited Partnership Agreement of Ultimate Parent
On November 7, 2016, Parent GP, as the general partner of Ultimate Parent, certain members of management (the “Management Partners”) and the Koch Investor, as warrant holders, entered into the operating agreement for Ultimate Parent (the “LP Agreement”).
Pursuant to the LP Agreement, in exchange for contributing capital to Ultimate Parent, our Sponsor was issued Class A-1 Units in Ultimate Parent, the Management Partners were issued Class A-2 Units in Ultimate Parent, and the Koch Investor was issued the Warrants.
Additionally, the Management Partners and certain other members of management have received awards from an incentive pool in the form of options in the Company and profits interests in our Ultimate Parent.
The LP Agreement provides for customary drag-along rights for our Sponsor, customary tag-along rights for Class A-2 limited partners and holders of profits interests, and customary preemptive rights for Class A-1 and Class A-2 limited partners.
Our Sponsor, the Management Partners and the members of management of the Company holding profits interests will receive distributions from the Ultimate Parent on the Class A-1 Units and Class A-2 Units, as applicable, in accordance with the waterfall provisions in the LP Agreement, which provide for distributions in respect of the Class A-1 Units until contributed capital is returned and thereafter, distributions to be ratably shared between the Class A-1 Units and one or more tranches of Class A-2 Units, subject to certain return hurdles being achieved by the business.
As of the date of this report, the business and affairs of Ultimate Parent are managed by Parent GP which is in turn managed by a board of managers that is controlled by affiliates of our Sponsor.
Management Consulting Agreement
In connection with the ADT Acquisition, Apollo Management Holdings, L.P., an affiliate of our Sponsor (the “Management Service Provider”) entered into a management consulting agreement with Prime Borrower (the “Management Consulting Agreement”) relating to the provision of certain management consulting and advisory services to Prime Borrower following the ADT Acquisition. In exchange for the provision of such services, Prime Borrower is required to pay the Management Service Provider $5 million each quarter. Fees under the Management Consulting Agreement of $20 million are included in the selling, general and administrative expenses in our Consolidated Statements of Operations for the year ended December 31, 2017. The Management Consulting Agreement terminated in accordance with its terms upon consummation of the IPO.

Other Transactions
During the first half of 2017, we paid $750 million in dividends to equity holders of the Company and Ultimate Parent, which includes distributions to our Sponsor. Such dividends are included in the Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2017.
In connection with the Special Dividend, we paid $45 million in structuring fees to the Koch Investor. In addition, we paid $180,000 to affiliates of our Sponsor in connection with the 2017 First Lien Credit Agreement Amendments. We paid $800,000 in structuring fees to affiliates of our Sponsor in connection with the 2017 Incremental First Lien Term B-1 Loan. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
We have an ongoing agreement to pay $14,000 per month to Professional Resources International (“PRI”) for staff recruiting services. We paid approximately $126,000 to PRI for the year ended December 31, 2017. A brother of our Chief Executive Officer has an ownership interest in PRI.
An immediate family member of our Chief Executive Officer is a regular full-time employee of the Company in a managerial position and has target annual compensation, including base salary, bonus, and company-paid benefits, of approximately $136,000. The family member was also granted options to acquire 5,555.56 shares of common stock in ADT Inc. on June 29, 2017, valued at approximately $18,000.
Stockholders Agreement
Prior to the consummation of the IPO, we entered into a Stockholders Agreement with Ultimate Parent, one of the Co-Investors, and the Koch Investor. The Stockholders Agreement gives our Sponsor the right to nominate a majority of our directors as long as our Sponsor beneficially owns 50% or more of our outstanding common stock and specifies how the Sponsor’s nominations rights decrease as our Sponsor’s beneficial ownership of our common stock also decreases. Additionally, the Stockholders Agreement specifies that one of our Co-Investors and the Koch Investor will each nominate one director to the board, subject to specified ownership thresholds. The Stockholders Agreement sets forth certain information rights granted to Ultimate Parent. It also specifies that we will not take certain significant actions specified therein without the prior consent our Ultimate Parent. Such specified actions include, but are not limited to:

•	amendments or modifications to our Company’s or our Company’s subsidiaries’ organizational documents in a manner that adversely affects Ultimate Parent or our Sponsor;

•
issuances of our Company’s or our Company’s subsidiaries’ equity other than pursuant to an equity compensation plan approved by the stockholders or a majority of the Apollo Designees (as defined below), or intra-company issuances among our Company and its wholly-owned subsidiaries;

•	making any payment or declaration of any dividend or other distribution on any shares of our common stock;

•
merging or consolidating with or into any other entity, or transferring all or substantially all of our Company’s or our Company’s Subsidiaries’ assets, taken as a whole, to another entity, or undertaking any transaction that would constitute a “Change of Control” as defined in our Company’s or our Company’s subsidiaries’ credit facilities or note indentures;

•	incurring financial indebtedness in a single or a series of related transactions aggregating to more than $25 million;

•	hiring or terminating any Executive Officer of our Company or designating any new Executive Officer of the Company; and

•	changing the size of the board of directors.
Registration Rights Agreement
Prior to the consummation of the IPO, we entered into a Registration Rights Agreement with Ultimate Parent, pursuant to which Ultimate Parent is entitled to demand the registration of the sale of certain or all of our common stock that it beneficially owns. Among other things, under the terms of the Registration Rights Agreement:

•
if we propose to file certain types of registration statements under the Securities Act with respect to an offering of equity securities, we will be required to use our reasonable best efforts to offer the other parties to the Registration Rights Agreement, if any, the opportunity to register the sale of all or part of their shares on the terms and conditions set forth in the Registration Rights Agreement (customarily known as “piggyback rights”); and

•
Ultimate Parent has the right, subject to certain conditions and exceptions, to request that we file registration statements with the Commission for one or more underwritten offerings of all or part of our common stock that it beneficially owns and the Company is required to cause any such registration statements (a) to be filed with the Commission promptly and, in any event, on or before the date that is 90 days, in the case of a registration statement on Form S-1, or 45 days, in the case of a registration statement on Form S-3, after we receive the written request to effectuate the Demand Registration and (b) to become effective as promptly as reasonably practicable and in any event no later than 90 days after it is initially filed.
All expenses of registration under the Registration Rights Agreement, including the legal fees of one counsel retained by or on behalf of Ultimate Parent, will be paid by us.
The registration rights granted in the Registration Rights Agreement are subject to customary restrictions such as minimums, blackout periods and, if a registration is underwritten, any limitations on the number of shares to be included in the underwritten offering as reasonably advised by the managing underwriter. The Registration Rights Agreement also contains customary indemnification and contribution provisions. The Registration Rights Agreement is governed by New York law.
Management Investor Rights Agreement
Prior to the consummation of the IPO, we entered into an Amended and Restated Management Investor Rights Agreement. Each holder of our shares of common stock issued upon exercise of options that had been issued under the Equity Incentive Plan shall automatically become a party to the MIRA. Additionally, each individual who received Distributed Shares in redemption of his or her Class B Units in connection with the IPO executed a joinder to the MIRA. See “Item 11. Executive Compensation—Redemption of Class B Units.” The MIRA provides that all shares of our common stock governed thereunder are generally subject to transfer restrictions, repurchase rights, and piggy-back registration rights in connection with certain offerings of our common stock.
Investor Rights Agreement
The Company, Parent GP, Ultimate Parent, and Koch SV Investments, entered into an Amended and Restated Series A Investor Rights Agreement and a Second Amended and Restated Series A Investor Rights Agreement, which contain certain other designations, rights, preferences, powers, restrictions, and limitations that could require us to redeem all or a portion of the Koch Preferred Securities or require that we obtain the consent of the holders of a majority of the Koch Preferred Securities before taking certain actions or entering into certain transactions. Prior to the redemption of the Koch Preferred Securities in full, the Company and its subsidiaries are subject to certain affirmative and negative covenants, such as engaging in transactions with affiliates and paying dividends on our common stock, among other things, under the certificate of designation and other definitive agreements governing the Koch Preferred Securities. Additionally, the Company is required to offer to redeem all the Koch Preferred Securities in cash upon the occurrence of (i) any liquidation, dissolution, winding up or voluntary or involuntary bankruptcy of AP VIII Prime Security LP, Parent GP, Ultimate Parent, the Company, Prime Borrower, or any material subsidiary of the foregoing, (ii) an acceleration of any long term indebtedness of the Company, or (iii) a change in control, which, as defined in the certificate of designations governing the Koch Preferred Securities, includes (a) a change in control in Parent GP, Ultimate Parent, or the Company, (b) our Sponsor ceasing to have the power to appoint a majority of the directors or manager of Parent GP, Ultimate Parent, or the Company, and (c) the beneficial ownership of our Sponsor in Ultimate Parent or the Company falling below approximately 30%, in each case subject to certain exceptions.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
Fees paid or accrued for professional services provided by our independent auditors in each of the categories listed are as follows for the periods presented:

(in thousands)	December 31, 2017	December 31, 2016
Audit fees	$4,294	$2,827
Audit-related fees	220	—
Tax fees	455	469
All other fees	142	10
Total	$5,111	$3,306
Audit Fees—primarily represent amounts for services related to the audit of our consolidated financial statements, a review of our quarterly consolidated financial statements or other periodic reports or documents filed with the SEC, services rendered in connection with our registration statements on Form S-1 and Form S-8 related to our IPO, statutory or financial audits for our subsidiaries or affiliates, and consultations relating to financial accounting or reporting standards.

Audit-Related Fees—represent amounts for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. These services include work related to the adoption of the new revenue recognition reporting standard that will be effective for the Company in the first quarter of 2018.
Tax Fees—represent amounts for U.S. tax compliance services (including review of our federal, state, and local tax returns), tax advice, and tax planning, in accordance with our approval policies described below.
All Other Fees—consist of fees incurred for compilation services.
The board of directors adopted a pre-approval policy that provides guidelines for the audit, audit-related, tax, and other permissible non-audit services that may be provided by the independent auditors. The policy identifies the guiding principles that must be considered by the Audit Committee in approving services to ensure that the auditors’ independence is not impaired. Under the policy, the Audit Committee annually, and from time to time, pre-approves the audit engagement fees and terms of all audit and permitted non-audit services to be provided by the independent auditor.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
1. Financial Statements
See Index to Consolidated Financial Statements appearing on page F-1.
2. Financial Statement Schedules
See Index to Consolidated Financial Statements appearing on page F-1.
3. Exhibits
The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report.
Exhibits Index
The information required by this Item is set forth on the exhibit index.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
3.1*	Amended and Restated Certificate of Incorporation of ADT Inc.
3.2*	Amended and Restated Bylaws of ADT Inc.
3.3*	Second Amended and Restated Certificate of Designation for Koch Preferred Securities
4.1	Indenture, dated as of July 5, 2012, by and between The ADT Corporation and Wells Fargo Bank, National Association	S-1	4.1	12/21/2017
4.2	First Supplemental Indenture, dated as of July 5, 2012, by and among The ADT Corporation, Tyco International Ltd. and Wells Fargo Bank, National Association	S-1	4.2	12/21/2017
4.3	Second Supplemental Indenture, dated as of July 5, 2012, by and among The ADT Corporation, Tyco International Ltd. and Wells Fargo Bank, National Association	S-1	4.3	12/21/2017
4.4	Third Supplemental Indenture, dated as of July 5, 2012, by and among The ADT Corporation, Tyco International Ltd. and Wells Fargo Bank, National Association	S-1	4.4	12/21/2017
4.5	Fourth Supplemental Indenture, dated as of January 14, 2013, by and between The ADT Corporation and Wells Fargo Bank, National Association	S-1	4.5	12/21/2017
4.6	Fifth Supplemental Indenture, dated as of October 1, 2013, by and between The ADT Corporation and Wells Fargo Bank, National Association	S-1	4.6	12/21/2017
4.7	Sixth Supplemental Indenture, dated as of April 8, 2016, under 2012 Base Indenture, by and among The ADT Corporation, the guarantors party thereto and the Wells Fargo Bank, National Association	S-1	4.7	12/21/2017
4.8	Seventh Supplemental Indenture, dated as of April 22, 2016, under 2012 Base Indenture, by and among The ADT Corporation, the guarantors party thereto and the Wells Fargo Bank, National Association	S-1	4.8	12/21/2017

4.9	Eighth Supplemental Indenture, dated as of May 2, 2016, under 2012 Base Indenture, by and among Prime Finance, Inc., The ADT Corporation and the Wells Fargo Bank, National Association	S-1	4.9	12/21/2017
4.10	Indenture, dated as of March 19, 2014, by and between The ADT Corporation and Wells Fargo Bank, National Association	S-1	4.10	12/21/2017
4.11	Officer’s Certificate, dated as of December 18, 2014, of The ADT Corporation, establishing the terms of its 5.250% Senior Notes due 2020 (including form Note)	S-1	4.11	12/21/2017
4.12	First Supplemental Indenture, dated as of April 8, 2016 under 2014 Base Indenture, by and among The ADT Corporation, the guarantors party thereto and the Wells Fargo Bank, National Association	S-1	4.12	12/21/2017
4.13	Second Supplemental Indenture, dated as of May 2, 2016, under 2014 Base Indenture, by and among Prime Finance, Inc., The ADT Corporation and the Wells Fargo Bank, National Association	S-1	4.13	12/21/2017
4.14	Indenture, dated as of May 2, 2016, by and between Prime Security One MS, Inc. and the Wells Fargo Bank, National Association	S-1	4.14	12/21/2017
4.15	First Supplemental Indenture, dated as of May 2, 2016, by and among The ADT Corporation, the guarantors party thereto and the Wells Fargo Bank, National Association	S-1	4.15	12/21/2017
4.16	Second Lien Notes Indenture, dated as of May 2, 2016, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., Prime Guarantors and Wells Fargo Bank, National Association	S-1	4.16	12/21/2017
4.17	Second Lien Notes Supplemental Indenture, dated as of May 2, 2016, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., Prime Guarantors and ADT Guarantors	S-1	4.17	12/21/2017
4.18	Second Supplemental Indenture, dated as of August 9, 2016, by and between The ADT Corporation, the Notes Guarantors and Wells Fargo Bank, National Association	S-1	4.18	12/21/2017
10.1	Fifth Amended and Restated First Lien Credit Agreement, dated July 1, 2015, as amended and restated as of May 2, 2016, as further amended and restated as of June 23, 2016, December 28, 2016, February 13, 2017 and June 29, 2017, among Prime Security Services Holdings, LLC, as Holdings, Prime Security Services Borrower, LLC, as Borrower, the Lenders Party thereto and Barclays Bank PLC, as Administrative Agent	S-1	10.1	12/21/2017
10.2	Subsidiary Guarantee Agreement (First Lien), dated July 1, 2015, among the Subsidiaries of Prime Security Services Borrower, LLC named therein and Credit Suisse AG, Cayman Islands Branch, as Collateral Agent	S-1	10.2	12/21/2017
10.3	Supplement No. 1, dated as of May 2, 2016, to the Collateral Agreement (First Lien) dated as of July 1, 2015 by Prime Security Services Borrower, LLC and Barclays Bank PLC, as Collateral Agent	S-1	10.3	12/21/2017
10.4	Holdings Guarantee and Pledge Agreement (First Lien), dated and effective as of July 1, 2015, between Prime Security Services Holdings, LLC, as Holdings, and Credit Suisse AG, Cayman Islands Branch, as Collateral Agent	S-1	10.4	12/21/2017
10.5	Collateral Agreement (First Lien), dated as of July 1, 2015 among Prime Security Services Borrower, LLC, each Subsidiary of Prime Security Services Borrower, LLC from time to time identified therein as a party and Barclays Bank PLC, as collateral agent	S-1	10.5	12/21/2017
10.6	Supplement No. 1, dated as of May 2, 2016, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Securities Services Borrower, LLC and Barclays Bank PLC, as Collateral Agent	S-1	10.6	12/21/2017
10.7	Collateral Agreement (Second Lien), dated as of May 2, 2016, among Prime Security Services Borrower, LLC, as Issuer, Prime Finance Inc., as Co-Issuer, each Subsidiary Guarantor party thereto and Wells Fargo Bank, National Association, as Collateral Agent	S-1	10.7	12/21/2017
10.8	First Lien/First Lien Intercreditor Agreement, dated as of May 2, 2016 among Barclays Bank PLC, as Collateral Agent, Barclays Bank PLC, as Authorized Representative under the Credit Agreement, Wells Fargo Bank, National Association, as the Initial Other Authorized Representative, and each additional Authorized Representative from time to time party hereto relating to Prime Security Services Borrower, LLC	S-1	10.8	12/21/2017
10.9	First Lien/Second Lien Intercreditor Agreement, dated as of July 1, 2015, between Credit Suisse AG, Cayman Islands Branch, as First Lien Facility Agent and Applicable First Lien Agent, and Credit Suisse AG, Cayman Islands Branch, as Second Lien Facility Agent and Applicable Second Lien Agent relating to Prime Security Services Borrower, LLC	S-1	10.9	12/21/2017
10.10	Acknowledgement of and Consent to First Lien/Second Lien Intercreditor Agreement, dated as of July 1, 2015, by the pledgers party thereto	S-1	10.10	12/21/2017
10.11	Consent and Acknowledgment (Other First Lien Obligations) (March 2014 Indenture), dated as of May 2, 2016, by Wells Fargo Bank, National Association, as an Other First Lien Obligations Agent	S-1	10.11	12/21/2017
10.12	Consent and Acknowledgment (Other First Lien Obligations) (July 2012 Indenture), dated as of May 2, 2016, by Wells Fargo Bank, National Association, as an Other First Lien Obligations Agent	S-1	10.12	12/21/2017

10.13	Consent and Acknowledgment (Other First Lien Obligations) (2032 Notes), dated as of May 2, 2016, by Wells Fargo Bank, National Association, as an Other First Lien Obligations Agent	S-1	10.13	12/21/2017
10.14	Consent and Acknowledgment (Other Second Lien Obligations), dated as of May 2, 2016, by Wells Fargo Bank, National Association, as an Other Second Lien Obligations Agent	S-1	10.14	12/21/2017
10.15	Consent of Grantors (First Lien/First Lien Intercreditor Agreement), dated as of May 2, 2016, by the grantors party thereto	S-1	10.15	12/21/2017
10.16	Acknowledgment of and Consent to First Lien/Second Lien Intercreditor Agreement by the pledgors party thereto	S-1	10.16	12/21/2017
10.17	Tax Sharing Agreement, dated as of September 28, 2012, by and among Pentair Ltd., Tyco International Ltd., Tyco International Finance S.A., and The ADT Corporation	S-1	10.17	12/21/2017
10.18	Non-Income Tax Sharing Agreement dated as of September 28, 2012, by and among Tyco International Ltd., Tyco International Finance S.A., and The ADT Corporation	S-1	10.18	12/21/2017
10.19	Trademark Agreement, dated as of September 25, 2012, by and among ADT Services GmbH, ADT US Holdings, Inc., Tyco International Ltd. and The ADT Corporation	S-1	10.19	12/21/2017
10.20	Patent Agreement, dated as of September 26, 2012, by and between Tyco International Ltd. and The ADT Corporation	S-1	10.20	12/21/2017
10.21	Separation and Distribution Agreement, dated September 26, 2012 by and among Tyco International Ltd., Tyco International Finance S.A., The ADT Corporation and ADT LLC	S-1	10.21	12/21/2017
10.22	ADT LLC Supplemental Savings and Retirement Plan, effective as of April 1, 2017	S-1	10.22	12/21/2017
10.23*	Stockholders Agreement by and between the ADT Inc. and Prime Securities Services TopCo, LP
10.24*	Registration Rights Agreement by and between the ADT Inc. and Prime Securities Services TopCo, LP
10.25	Amended and Restated Employment Agreement, dated December 19, 2017, between The ADT Security Corporation (together with any of its subsidiaries and Affiliates) and Donald Young	S-1	10.25	12/21/2017
10.26	Amended and Restated Employment Agreement, dated December 19, 2017, between The ADT Security Corporation (together with any of its subsidiaries and Affiliates) and Jamie Haenggi	S-1	10.26	12/21/2017
10.27	Amended and Restated Employment Agreement, dated December 19, 2017, between The ADT Security Corporation (together with any of its subsidiaries and Affiliates) and P. Gray Finney	S-1	10.27	12/21/2017
10.28	Amended and Restated Employment Agreement, dated December 19, 2017, between The ADT Security Corporation (together with any of its subsidiaries and Affiliates) and Daniel M. Bresingham	S-1	10.28	12/21/2017
10.29	Amended and Restated Employment Agreement, dated December 19, 2017, between The ADT Security Corporation (together with any of its subsidiaries and Affiliates) and Timothy J. Whall	S-1	10.29	12/21/2017
10.30	Amended and Restated Employment Agreement, dated December 19, 2017, between ADT LLC, (together with any of its subsidiaries and Affiliates) and James D. DeVries	S-1	10.30	12/21/2017
10.31	Amended and Restated Employment Agreement, dated December 19, 2017, between ADT LLC, (together with any of its subsidiaries and Affiliates) and Jeffrey Likosar	S-1	10.31	12/21/2017
10.32	ADT Inc. 2018 Omnibus Incentive Plan	S-1/A	10.32	01/08/2018
10.33	Form of Restricted Stock Unit Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan	S-1/A	10.33	01/08/2018
10.34	Form of Non-qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan	S-1/A	10.34	01/08/2018
10.35	Form of Non-qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan (Class B Unit Redemption)	S-1/A	10.35	01/08/2018
10.36	Form of Common Stock Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan	S-1/A	10.36	01/08/2018
10.37*	Second Amended and Restated Investor Rights Agreement of Koch Preferred Securities
10.38*	Consent of Preferred Majority Holder of Koch Preferred Securities
10.39*	Amended and Restated Management Investor Rights Agreement
21*	Subsidiaries of ADT Inc.
23*	Consent of Independent Registered Public Accounting Firm and Consent of Independent Registered Certified Public Accounting Firm
31.1*	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
31.2*	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
32*	Certification by the CEO and CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_________________________
* Filed herewith.
ITEM 16. FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADT Inc.

Date:	March 15, 2018	By:	/s/ Timothy J. Whall

		Name:	Timothy J. Whall
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2018.

Name	Title

/s/ Timothy J. Whall	Chief Executive Officer and Director (Principal Executive Officer)
Timothy J. Whall

/s/ Jeffrey Likosar	Chief Financial Officer (Principal Financial and Accounting Officer)
Jeffrey Likosar

/s/ Marc E. Becker	Director (Chairman)
Marc E. Becker

/s/ Reed B. Rayman	Director
Reed B. Rayman

/s/ Matthew H. Nord	Director
Matthew H. Nord

/s/ Andrew D. Africk	Director
Andrew D. Africk

/s/ Eric L. Press	Director
Eric L. Press

/s/ Lee J. Solomon	Director
Lee J. Solomon

/s/ Stephanie Drescher	Director
Stephanie Drescher

/s/ Brett Watson	Director
Brett Watson

/s/ David Ryan	Director
David Ryan

/s/ Matthew E. Winter	Director
Matthew E. Winter

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (Successor)	F-2

Report of Independent Registered Certified Public Accounting Firm (Predecessor)	F-3

Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016	F-4

Consolidated Statements of Operations for the Successor years ended December 31, 2017 and 2016, and the period from the Inception through December 31, 2015, and for the Predecessor period from January 1, 2015 through June 30, 2015
F-5

Consolidated Statements of Comprehensive Income (Loss) for the Successor years ended December 31, 2017 and 2016, and the period from the Inception through December 31, 2015, and for the Predecessor period from January 1, 2015 through June 30, 2015
F-6

Protection One, Inc. and subsidiaries (Predecessor) Consolidated Statement of Stockholder’s Equity for the period January 1, 2015 through June 30, 2015	F-7

ADT Inc. and subsidiaries (Successor) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017 and 2016, and for the period from Inception through December 31, 2015	F-8

Consolidated Statements of Cash Flows for the Successor years ended December 31, 2017 and 2016, and the period from the Inception through December 31, 2015, and for the Predecessor period from January 1, 2015 through June 30, 2015
F-9

Notes to Consolidated Financial Statements	F-10

Schedule II - Valuation and Qualifying Accounts	F-44

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of ADT Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ADT Inc. and its subsidiaries (Successor) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the years ended December 31, 2017 and 2016, and for the period from May 15, 2015 (date of inception) through December 31, 2015, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years ended December 31, 2017 and 2016, and for the period from May 15, 2015 (date of inception) through December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Certified Public Accountants
Fort Lauderdale, Florida
March 15, 2018

We have served as the Company or its predecessor’s auditor since 2010.

Report of Independent Registered Certified Public Accounting Firm
To the Board of Members of Prime Security Services Borrower, LLC
In our opinion, the accompanying consolidated statements of operations, comprehensive income (loss), shareholder’s equity and cash flows present fairly, in all material respects, the results of their operations and their cash flows of Protection One, Inc. and its subsidiaries (Predecessor) for the period from January 1, 2015 through June 30, 2015, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule of valuation and qualifying accounts for the period from January 1, 2015 through June 30, 2015 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Fort Lauderdale, Florida
March 31, 2016, except for the effects of disclosing loss per share information as discussed in Note 14 to the consolidated financial statements, as to which the date is September 28, 2017.

ADT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2017	December 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$122,899	$75,891
Current portion of restricted cash and cash equivalents	3,883	14,932
Accounts receivable trade, less allowance for doubtful accounts of $34,042 and $28,109, respectively	148,822	135,218
Inventories	85,672	89,513
Work-in-progress	21,252	19,376
Prepaid expenses and other current assets	73,358	53,426
Total current assets	455,886	388,356
Property and equipment, net	332,445	342,994
Subscriber system assets, net	2,892,683	2,836,733
Intangible assets, net	7,856,775	8,308,749
Goodwill	5,070,586	5,013,376
Deferred subscriber acquisition costs, net	282,478	179,100
Other assets	123,967	107,173
Total Assets	$17,014,820	$17,176,481

Liabilities and Stockholders' Equity
Current Liabilities:
Current maturities of long-term debt	$48,060	$40,288
Accounts payable	187,695	212,239
Deferred revenue	309,157	313,278
Accrued expenses and other current liabilities	351,340	286,734
Total current liabilities	896,252	852,539
Long-term debt	10,121,126	9,469,682
Mandatorily redeemable preferred securities—authorized 1,000,000 shares Series A of $0.01 par value; issued and outstanding 750,000 shares as of December 31, 2017 and 2016	682,449	633,691
Deferred subscriber acquisition revenue	368,669	167,075
Deferred tax liabilities	1,376,708	2,117,943
Other liabilities	136,504	130,575
Total Liabilities	13,581,708	13,371,505

Commitments and contingencies (See Note 8)

Stockholders' Equity:
Common stock—authorized 3,999,000,000 shares of $0.01 par value; issued and outstanding shares of 641,118,571 and 641,046,968 as of December 31, 2017 and 2016, respectively	2	2
Additional paid-in capital	4,435,329	4,424,321
Accumulated deficit	(998,212)	(590,840)
Accumulated other comprehensive loss	(4,007)	(28,507)
Total Stockholders' Equity	3,433,112	3,804,976
Total Liabilities and Stockholders' Equity	$17,014,820	$17,176,481
See Notes to Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES (SUCCESSOR) AND
PROTECTION ONE, INC. AND SUBSIDIARIES (PREDECESSOR)
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

		Successor		Predecessor
	Year Ended December 31, 2017	Year Ended December 31, 2016	From Inception through December 31, 2015	Period from January 1, 2015 through June 30, 2015
Monitoring and related services	$4,029,279	$2,748,222	$238,257	$189,028
Installation and other	286,223	201,544	73,310	48,681
Total Revenue	4,315,502	2,949,766	311,567	237,709
Cost of revenue (exclusive of depreciation and amortization shown separately below)	895,736	693,430	148,521	100,591
Selling, general and administrative expenses	1,209,200	858,896	84,134	74,977
Depreciation and intangible asset amortization	1,863,299	1,232,967	83,650	41,548
Merger, restructuring, integration, and other costs	64,828	393,788	35,036	9,361
Operating income (loss)	282,439	(229,315)	(39,774)	11,232
Interest expense, net	(732,841)	(521,491)	(45,169)	(29,129)
Other income (expense)	28,716	(51,932)	325	331
Loss before income taxes	(421,686)	(802,738)	(84,618)	(17,566)
Income tax benefit (expense)	764,313	266,151	30,365	(1,025)
Net income (loss)	$342,627	$(536,587)	$(54,253)	$(18,591)

Net income (loss) per share:
Basic	$0.53	$(0.84)	$(0.08)	$(185,910)
Diluted	$0.53	$(0.84)	$(0.08)	$(185,910)

Weighted-average number of shares:
Basic	641,074	640,725	640,723	0.1
Diluted	641,074	640,725	640,723	0.1
See Notes to Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES (SUCCESSOR) AND
PROTECTION ONE, INC. AND SUBSIDIARIES (PREDECESSOR)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

		Successor		Predecessor
	Year Ended December 31, 2017	Year Ended December 31, 2016	From Inception through December 31, 2015	Period from January 1, 2015 through June 30, 2015
Net income (loss)	$342,627	$(536,587)	$(54,253)	$(18,591)
Other comprehensive income (loss):
Foreign currency translation and other	24,500	(28,507)	—	—
Total other comprehensive income (loss), net of tax	24,500	(28,507)	—	—
Comprehensive income (loss)	$367,127	$(565,094)	$(54,253)	$(18,591)
See Notes to Consolidated Financial Statements

PROTECTION ONE, INC. AND SUBSIDIARIES (PREDECESSOR)
CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY
(in thousands, except share data)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholder’s Equity
Predecessor:
Balance as of December 31, 2014	100	$—	$132,493	$(90,601)	$41,892
Net loss	—	—	—	(18,591)	(18,591)
Share-based compensation expense	—	—	781	—	781
Balance as of June 30, 2015	100	$—	$133,274	$(109,192)	$24,082
See Notes to Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES (SUCCESSOR)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of May 15, 2015 ("Inception")	640,723	$—	$—	$—	$—	$—
Equity capital contributions	—	—	754,891	—	—	754,891
Net loss	—	—	—	(54,253)	—	(54,253)
Share-based compensation expense	—	—	2,259	—	—	2,259
Balance as of December 31, 2015	640,723	—	757,150	(54,253)	—	702,897
Issuance of shares	324	2	4,013	—	—	4,015
Equity capital contributions	—	—	3,658,186	—	—	3,658,186
Net loss	—	—	—	(536,587)	—	(536,587)
Other comprehensive loss, net of tax	—	—	—	—	(28,507)	(28,507)
Share-based compensation expense	—	—	4,625	—	—	4,625
Other	—	—	347	—	—	347
Balance as of December 31, 2016	641,047	2	4,424,321	(590,840)	(28,507)	3,804,976
Net income	—	—	—	342,627	—	342,627
Dividend	—	—	—	(749,999)	—	(749,999)
Other comprehensive income, net of tax	—	—	—	—	24,500	24,500
Share-based compensation expense	68	—	11,276	—	—	11,276
Other	4	—	(268)	—	—	(268)
Balance as of December 31, 2017	641,119	$2	$4,435,329	$(998,212)	$(4,007)	$3,433,112
See Notes to Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES (SUCCESSOR) AND
PROTECTION ONE, INC. AND SUBSIDIARIES (PREDECESSOR)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor			Predecessor
	Year Ended December 31, 2017	Year Ended December 31, 2016	From Inception through December 31, 2015	Period from January 1, 2015 through June 30, 2015
Cash Flows from Operating Activities:
Net income (loss)	$342,627	$(536,587)	$(54,253)	$(18,591)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and intangible asset amortization	1,863,299	1,232,967	83,650	41,548
Amortization of deferred subscriber acquisition costs and revenue, net	5,037	6,052	770	7,578
Amortization of unearned revenue fair value adjustment	—	62,845	18,574	—
Share-based compensation expense	11,276	4,625	2,259	781
Deferred income taxes	(776,683)	(272,512)	(30,491)	958
Provision for losses on accounts receivable and inventory	56,687	37,620	2,141	862
Loss on extinguishment of debt	4,325	24,787	—	—
Other non-cash items, net	43,107	60,038	3,435	2,508
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	(60,113)	(34,221)	(7,741)	(1,495)
Inventories and work-in-progress	4,944	(8,797)	(1,941)	(3,912)
Accounts payable	(30,695)	(9,103)	(12,176)	9,753
Deferred subscriber acquisition costs	(165,120)	(144,583)	(16,615)	(19,634)
Deferred subscriber acquisition revenue	247,479	167,784	10,345	6,827
Other, net	45,760	26,608	3,797	7,373
Net cash provided by operating activities	1,591,930	617,523	1,754	34,556
Cash Flows from Investing Activities:
Dealer generated customer accounts and bulk account purchases	(653,222)	(407,102)	—	—
Subscriber system assets and deferred subscriber installation costs	(582,723)	(468,594)	(29,556)	(24,527)
Capital expenditures	(130,624)	(78,499)	(4,490)	(6,095)
Acquisition of businesses, net of cash acquired	(63,518)	(8,501,542)	(1,988,126)	(9,377)
Proceeds received from settlement of derivative contracts, net	—	41,586	—	—
Other investing	27,896	29,282	(39,850)	361
Net cash used in investing activities	(1,402,191)	(9,384,869)	(2,062,022)	(39,638)
Cash Flows from Financing Activities:
Proceeds from long-term borrowings	1,344,126	6,040,019	1,367,625	—
Proceeds received from issuance of preferred securities	—	658,551	—	—
Repayment of long-term borrowings	(724,999)	(1,392,549)	(6,393)	(5,932)
Equity capital contributions	—	3,662,201	754,891	—
Dividends	(749,999)	—	—	—
Deferred financing costs	(400)	(104,205)	(38,727)	—
Other financing	(11,797)	(35,242)	(1,369)	(280)
Net cash (used in) provided by financing activities	(143,069)	8,828,775	2,076,027	(6,212)
Effect of currency translation on cash	338	(1,297)	—	—
Net increase (decrease) in cash and cash equivalents	47,008	60,132	15,759	(11,294)
Cash and cash equivalents at beginning of period	75,891	15,759	—	89,834
Cash and cash equivalents at end of period	$122,899	$75,891	$15,759	$78,540

Supplementary Cash Flow Information:
Interest paid, net of interest income	$661,250	$430,686	$42,320	$26,667
Income taxes paid, net of refunds	$19,433	$5,446	$(38)	$87
See Notes to Consolidated Financial Statements

ADT INC. (SUCCESSOR) AND PROTECTION ONE, INC AND SUBSIDIARIES (PREDECESSOR)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
Nature of Business—ADT Inc. (“ADT Inc.”), a company incorporated in the state of Delaware, and its wholly owned subsidiaries (collectively, the “Company”), is principally engaged in the sale, installation, servicing, and monitoring of electronic home and business security and automation systems in the United States and Canada. Prior to September 2017, ADT Inc. was named Prime Security Services Parent Inc. ADT Inc. is owned by Prime Security Services TopCo Parent, L.P. (“Ultimate Parent”). Ultimate Parent is owned by Apollo Investment Fund VIII, L.P. and related funds that are directly or indirectly managed by Apollo Global Management, LLC, its subsidiaries and its affiliates (“Apollo” or the “Sponsor”), and management investors.
On July 1, 2015, ADT Inc.’s wholly owned subsidiary, Prime Protection One MS, Inc. (“Merger Sub”) was merged with and into a holding company of Protection One, Inc. (“Protection One”) (the “Protection One Acquisition”). Upon consummation of the Protection One Acquisition, the separate corporate existence of Merger Sub ceased, and the holding company continued as a wholly owned subsidiary of ADT Inc. Additionally, on July 1, 2015, ADT Inc. acquired all of the outstanding stock of ASG Intermediate Holding Corp. (“ASG”) (the “ASG Acquisition”). Following the ASG Acquisition, ASG became a wholly owned subsidiary of ADT Inc. The Protection One Acquisition and the ASG Acquisition are hereinafter, unless otherwise noted, referred to collectively as the “Formation Transactions.”
Prior to the Formation Transactions, ADT Inc. was a holding company with no assets or liabilities. Protection One is the predecessor of ADT Inc. for accounting purposes. The period presented prior to the Protection One Acquisition is comprised solely of predecessor activity, and is hereinafter referred to as the “Predecessor.” The periods presented after the Successor’s (as defined herein) inception on May 15, 2016 (“Inception”) is comprised of Company activity (including activity of The ADT Corporation (as defined below) since May 2, 2016, and is hereinafter referred to as the “Successor.” Unless otherwise noted, reference to the Successor and Predecessor 2015 periods refer to the period from Inception through December 31, 2015, and the period from January 1, 2015 through June 30, 2015, respectively (“Successor and Predecessor 2015 Periods”).
On May 2, 2016, ADT Inc.’s wholly owned subsidiary, Prime Security One MS, Inc., a Delaware corporation, (“Prime Merger Sub”) was merged with and into The ADT Security Corporation (formerly named The ADT Corporation) (“The ADT Corporation”) (the “ADT Acquisition”). Upon consummation of the ADT Acquisition, the separate corporate existence of Prime Merger Sub ceased, and The ADT Corporation continued as a wholly owned subsidiary of ADT Inc. Refer to Note 3 “Acquisitions” for further discussion.
Basis of Presentation—The consolidated financial statements include the accounts of ADT Inc. and its wholly owned subsidiaries, and have been prepared in U.S. dollars in accordance with generally accepted accounting principles in the United States of America (“GAAP”).
The Protection One Acquisition established a new accounting basis, and therefore, the consolidated financial statements present both Predecessor and Successor periods. The Predecessor and Successor periods are separated by a vertical line on the face of the consolidated financial statements, or elsewhere as necessary, to highlight that the financial information for such periods has been prepared under two different historical bases of accounting.
The Company conducts business through its operating entities based on the manner in which the Chief Executive Officer, who is the chief operating decision maker (“CODM”), evaluates performance and makes decisions about how to allocate resources. Beginning with the second quarter of 2017, in connection with the integration of The ADT Corporation business, the Company changed its operating segment structure to a single operating segment to better align with how the CODM evaluates the performance of the business. In connection with this realignment, the Company also changed its reporting units, which are now comprised of two reporting units: United States and Canada. The United States reporting unit is comprised of the Company’s historical retail, wholesale, and ADT United States reporting units. The Company’s historical ADT Canada reporting unit (now referred to as “Canada”) was not impacted by this change. Refer to Note 4 “Goodwill and Other Intangible Assets” for further discussion.
All intercompany transactions have been eliminated. The results of companies acquired are included in the consolidated financial statements from the effective dates of the acquisitions.
Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenue and expenses. Significant estimates and judgments inherent in the preparation of the consolidated financial statements include, but are not limited to, estimates of future cash flows and valuation related assumptions associated with asset impairment testing, useful lives and methods for depreciation and amortization, loss contingencies, income taxes and tax valuation allowances, and purchase price allocations. Actual results could differ materially from these estimates.

Stock Split—On January 4, 2018, the Board of Directors of the Company declared a 1.681-for-1 stock split (the “Stock Split”) of the Company’s common stock issued and outstanding as of January 4, 2018. The number of shares subject to, and the exercise price of, the Company’s outstanding options were adjusted to equitably reflect the Stock Split. Unless otherwise noted, all share and per-share data included in these consolidated financial statements have been adjusted to give effect to the Stock Split.
Initial Public Offering—On January 23, 2018, the Company completed an initial public offering (“IPO” or “Initial Offering”) in which the Company issued and sold 105,000,000 shares of common stock at an initial public offering price of $14.00 per share. The Company’s common stock began trading on the New York Stock Exchange under the symbol “ADT.”
Net proceeds from the IPO were $1,415 million, after deducting underwriting discounts and commissions. In connection with the IPO, the Company deposited $750 million of the net proceeds into a segregated account (“Segregated Account”) for the purpose of redeeming the Koch Preferred Securities (as defined in Note 3 “Acquisitions”) at a future date. Funds held in the Segregated Account will be reported as restricted cash in the Company’s financial statements. Refer to Note 6 “Mandatorily Redeemable Preferred Securities” for further discussion. In addition, $649 million of the net proceeds from the IPO were used to voluntarily redeem a portion of the Prime Notes (as defined in Note 3 “Acquisitions”) and pay the related call premium. Refer to Note 5 “Debt” for further discussion.
2. Summary of Significant Accounting Policies
Revenue Recognition—Substantially all of the Company’s revenue is generated by contractual monthly recurring fees received for monitoring and related services provided to customers, which is recognized as those services are provided. Such revenue is reflected in monitoring and related services revenue in the Consolidated Statements of Operations. Customer billings for services not yet rendered are deferred and recognized as revenue as the services are rendered. The balance of deferred revenue is included in current liabilities or long-term liabilities, as appropriate.
For transactions in which the Company retains ownership of the security system, non-refundable fees (referred to as deferred subscriber acquisition revenue) received in connection with the initiation of a monitoring contract are deferred and amortized over the estimated life of the customer relationship. These fees are included in installation and other revenue in the Consolidated Statements of Operations.
Sales of security monitoring systems, whereby ownership is transferred to the customer, may have multiple elements that may include equipment, installation, monitoring services, and maintenance agreements. The Company determines the deliverables under such arrangements, as well as the appropriate units of accounting for those deliverables. Revenues associated with the sale of equipment and related installations are recognized in installation and other revenue once delivery, installation, and customer acceptance is complete. Revenue associated with ongoing monitoring and maintenance services is recognized in monitoring and related services revenue as those services are rendered. Amounts assigned to each unit of accounting are based on an allocation of total arrangement consideration using a hierarchy of estimated selling price for the deliverables. The selling price used for each deliverable is based on Vendor Specific Objective Evidence (“VSOE”) if available, Third Party Evidence (“TPE”) if VSOE is not available, or estimated selling price if neither VSOE or TPE is available.
Early termination of the contract by the customer results in a termination charge in accordance with the customer contract, which is recognized in revenue when collectibility is reasonably assured. Contract termination charges recognized in monitoring and related services revenue during 2017, 2016, and 2015 were not material.
Advertising—Advertising costs were $134 million and $105 million for the years ended December 31, 2017 and 2016, respectively. Advertising costs were not material for the Successor and Predecessor 2015 periods. These costs are expensed when incurred, and are included in selling, general and administrative expenses in the Consolidated Statements of Operations.
Radio Conversion Costs—In 2015, the Company began a program to replace 2G cellular technology used in many of its security systems. During the years ended December 31, 2017 and 2016, the Company incurred charges of $12 million and $34 million, respectively, related to this program, which includes costs related to The ADT Corporation customers under a similar program from the date of the ADT Acquisition. Charges related to this program during the Successor and Predecessor 2015 periods were not material. These costs are reflected in selling, general and administrative expenses in the Consolidated Statements of Operations.
Merger, Restructuring, Integration, and Other Costs—Included in merger, restructuring, integration, and other costs in the Consolidated Statements of Operations are certain direct and incremental costs resulting from acquisitions made by the Company and certain related integration efforts as a result of those acquisitions, as well as costs related to the Company’s restructuring efforts. Also, included in other costs are certain impairment charges primarily related to the Company’s cost method investments. For the year ended December 31, 2017, these costs are primarily due to restructuring charges incurred for employee severance and other employee benefits primarily due to the integration of The ADT Corporation business. For the year ended December 31, 2016, these costs are primarily related to transaction costs and restructuring efforts incurred in connection with the ADT Acquisition.

In addition, costs incurred during the Successor and Predecessor 2015 periods primarily relate to charges associated with the Formation Transactions. Refer to Note 3 “Acquisitions” for further discussion.
Other Income (Expense)—Included in other income (expense) for the years ended December 31, 2017 and 2016 are charges primarily related to (i) net foreign currency transaction gains of $24 million and losses of $16 million, respectively, from the translation of monetary assets and liabilities that are denominated in Canadian dollars, most of which relates to intercompany loans, and (ii) losses on extinguishment of debt of $4 million and $28 million, respectively, primarily relating to the write-off of debt discount and issuance costs associated with the early debt repayment and amendments and restatements to the Company’s credit agreements. Charges included in other income (expense) were not material for the Successor and Predecessor 2015 periods.
Cash and Cash Equivalents—All highly liquid investments with original maturities of three months or less from the time of purchase are considered to be cash equivalents.
Restricted Cash and Cash Equivalents—Restricted cash and cash equivalents are restricted for a specific purpose and cannot be included in the general cash account. As of December 31, 2017 and 2016, the Company’s restricted cash and cash equivalents were held by a third-party trustee and primarily related to amounts placed in escrow to cover potential adjustments to the purchase price of the Protection One Acquisition and ASG Acquisition. Restricted cash and cash equivalents consist of highly liquid investments with remaining maturities when purchased of three months or less. The fair value of restricted cash and cash equivalents is determined using quoted prices available in active markets for identical investments, which is a Level 1 input.
Allowance for Doubtful Accounts—The allowance for doubtful accounts reflects the best estimate of probable losses inherent in the Company’s receivable portfolio determined on the basis of historical experience and other currently available evidence.
Inventories—Inventories are primarily comprised of security system components and parts, as well as finished goods. The Company records inventory at the lower of cost and net realizable value. Inventories are presented net of an obsolescence reserve.
Work-in-Progress—Work-in-progress includes certain costs incurred for customer installations of security system equipment sold outright to customers that have not yet been completed.
Prepaid Expenses and Other Current Assets—Prepaid expenses are assets resulting from expenditures for goods or services that occur before the goods are used or services are received. Prepaid expenses are presented in prepaid expenses and other current assets on the Consolidated Balance Sheets and were $41 million and $25 million as of December 31, 2017 and 2016, respectively.
Property and Equipment, Net—Property and equipment, net is recorded at cost less accumulated depreciation. Depreciation expense, including depreciation associated with capital lease assets, was $151 million and $77 million for the years ended December 31, 2017 and 2016, respectively, and $8 million and $7 million for the Successor and Predecessor 2015 periods, respectively. Repairs and maintenance expenditures are expensed when incurred. Depreciation expense, which is included in depreciation and intangible asset amortization in the Consolidated Statements of Operations, is calculated using the straight-line method over the estimated useful lives of the related assets as follows:

Buildings and related improvements	Up to 40 years
Leasehold improvements	Lesser of remaining term of the lease or economic useful life
Capitalized software	3 to 10 years
Machinery, equipment, and other	Up to 14 years
The carrying value of property and equipment, net as of December 31, 2017 and 2016, was as follows:

(in thousands)	December 31, 2017	December 31, 2016
Land	$13,381	$13,448
Buildings and leasehold improvements	78,298	73,353
Capitalized software	247,661	135,439
Machinery, equipment, and other	122,748	96,844
Construction in progress	52,610	64,146
Capital leases	49,740	44,385
Accumulated depreciation	(231,993)	(84,621)
Property and equipment, net	$332,445	$342,994

Included in accumulated depreciation in the table above is accumulated depreciation related to capital leases of $22 million and $13 million for the years ended December 31, 2017 and 2016, respectively.
Subscriber System Assets, Net and Deferred Subscriber Acquisition Costs, Net—The Company capitalizes certain costs associated with transactions in which the Company retains ownership of the security system. These costs include equipment, installation costs, and other direct and incremental costs. These costs are recorded in subscriber system assets, net and deferred subscriber acquisition costs, net on the Consolidated Balance Sheet. These assets embody a probable future economic benefit as they contribute to the generation of future monitoring and related services revenue for the Company.
Subscriber system assets represent capitalized equipment and installation costs incurred in connection with the transactions described above. Upon customer termination, the Company may retrieve such assets. Accumulated depreciation of subscriber system assets was $870 million and $346 million as of December 31, 2017 and 2016, respectively. Depreciation expense relating to subscriber system assets was $537 million and $346 million for the years ended December 31, 2017 and 2016, respectively, and is included in depreciation and intangible asset amortization in the Consolidated Statements of Operations.
Deferred subscriber acquisition costs, net primarily represent direct and incremental selling expenses (primarily commissions) related to acquiring customers. Commissions paid in connection with the establishment of a monitoring contract are determined based on a percentage of the contractual fees and generally do not exceed deferred subscriber acquisition revenue. Amortization expense relating to deferred subscriber acquisition costs was $62 million and $27 million for the years ended December 31, 2017 and 2016, respectively, and $3 million and $29 million for the Successor and Predecessor 2015 periods, respectively.
Subscriber system assets and any related deferred subscriber acquisition costs and deferred subscriber acquisition revenue resulting from customer acquisitions are accounted for using pools based on the month and year of acquisition. The Company amortizes its pooled subscriber system assets and related deferred subscriber acquisition costs and deferred subscriber acquisition revenue using an accelerated method over the expected life of the customer relationship, which is 15 years. In cases where deferred subscriber acquisition costs are in excess of deferred subscriber acquisition revenues, the Company amortizes such costs over the initial term of the contract on a straight-line basis. In order to align the amortization of subscriber system assets and related deferred costs and deferred revenue to the pattern in which their economic benefits are consumed, the accelerated method utilizes an average declining balance rate of approximately 250% and converts to straight-line methodology when the resulting amortization charge is greater than that from the accelerated method, resulting in an average amortization of approximately 55% of the pool within the first five years, 25% within the second five years, and 20% within the final five years.
Definite-Lived Intangible Assets—Definite-lived intangible assets primarily include customer and dealer relationships that originated from the Formation Transactions and the ADT Acquisition as well as customers contracts acquired under the ADT Authorized Dealer Program. The amortizable life and method of amortization of the Company’s customer relationship intangible assets are based on management estimates about the amounts and timing of expected future revenue from customer accounts and average customer account life. The amortizable life and method of amortization of the Company’s dealer relationship intangible assets are based on management estimates about the longevity of the underlying dealer network and the attrition of those respective dealers that existed as of the Formation Transactions and the ADT Acquisition.
The Company maintains agreements with a network of third-party independent alarm dealers who sell alarm equipment and ADT Authorized Dealer-branded monitoring and interactive services to end users (the “ADT Authorized Dealer Program”). The dealers of this program generate new end user contracts with customers which the Company has the right, but not the obligation, to purchase from the dealer. The Company may charge back the acquisition cost (“dealer charge-backs”) of any end user contract if the end user contract is canceled during the charge-back period, generally twelve to fifteen months from acquisition by the Company. The Company records any dealer charge-backs as a reduction of the intangible assets.
Definite-lived intangible assets arising from the ADT Authorized Dealer Program, as described above, are accounted for using pools based on the month and year of acquisition. The Company amortizes its pooled dealer intangible assets using an accelerated method over the expected life of the pool of customer relationships, which is 15 years. The accelerated method for amortizing these intangible assets utilizes an average declining balance rate of approximately 300% and converts to straight-line methodology when the resulting amortization charge is greater than that from the accelerated method, resulting in an average amortization of approximately 65% of the pool within the first five years, 25% within the second five years, and 10% within the final five years.
Other definite-lived intangible assets are amortized on a straight-line basis over 2 to 10 years. The Company evaluates amortization methods and remaining useful lives of intangible assets on a periodic basis to determine whether events and circumstances warrant a revision to the amortization method or remaining useful lives. Refer to Note 4 “Goodwill and Other Intangible Assets” for further discussion.

Long-Lived Asset Impairments—The Company reviews long-lived assets, including property and equipment, definite-lived intangible assets, and deferred subscriber acquisition costs for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be fully recoverable. Recoverability is measured by a comparison of the carrying value of the asset or asset group to the future undiscounted cash flows expected to be generated by the assets. The Company groups assets and liabilities at the lowest level for which cash flows are separately identified. The amount of impairment recognized, if applicable, is calculated based on the amount by which the carrying value exceeds fair value. There were no material long-lived asset impairments during the years ended December 31, 2017 and 2016, or during the Predecessor and Successor 2015 periods.
Goodwill and Other Indefinite-Lived Intangible Assets—The Company evaluates goodwill for its reporting units and indefinite-lived intangible assets for impairment annually, or more frequently, any time an event occurs or circumstances change that would indicate that it is more likely than not that the carrying value of a reporting unit or indefinite-lived intangible asset exceeds its fair value. Refer to Note 4 “Goodwill and Other Intangible Assets” for further discussion.
Business Combinations and Asset Acquisitions—The Company accounts for businesses combinations using the acquisition method of accounting. Under the acquisition method of accounting, the consolidated financial statements reflect the operations of an acquired business starting from the completion of the acquisition. In addition, the assets acquired and liabilities assumed are recorded at the date of acquisition at their estimated fair values, with any excess of the purchase price over the estimated fair values of the net assets acquired recorded as goodwill.
Additionally, as noted above, the Company purchases customer accounts from an external network of independent dealers who operate under the ADT Authorized Dealer Program. Purchases of new accounts are considered asset acquisitions and are recorded at their contractually determined purchase price. Refer to Note 3 “Acquisitions” for further discussion.
Accrued Expenses and Other Current Liabilities—Accrued expenses and other current liabilities as of December 31, 2017 and 2016 consisted of the following:

(in thousands)	December 31, 2017	December 31, 2016
Accrued interest	$91,592	$92,901
Payroll-related accruals	94,501	44,253
Other accrued liabilities	165,247	149,580
Total accrued expenses and other current liabilities	$351,340	$286,734
Concentration of Credit Risks—The primary financial instruments that could potentially subject the Company to concentrations of credit risks are accounts receivable. The Company’s concentration of credit risk with respect to accounts receivable is limited due to the significant size of its customer base, which is primarily homogeneous in nature.
Financial Instruments—The Company’s financial instruments consist primarily of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable, debt, preferred securities, and derivative financial instruments. Due to their short-term and/or liquid nature, the fair values of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, and accounts payable approximated their respective carrying values as of December 31, 2017 and 2016.
Cash Equivalents—Included in cash and cash equivalents are investments in money market mutual funds, which were $51 million as of December 31, 2017, and were not material as of December 31, 2016. These investments are classified as Level 1 for purposes of fair value measurement.
Long-Term Debt Instruments and Preferred Securities—The fair values of the Company’s debt instruments were determined using broker-quoted market prices, which are considered Level 2 inputs. The carrying amount of debt outstanding, if any, under the Company’s revolving credit facilities approximates fair value as interest rates on these borrowings approximate current market rates, and are considered Level 2 inputs. The fair value of the Koch Preferred Securities (as defined in Note 3 “Acquisitions”) was estimated using a discounted cash-flow approach in conjunction with a binomial lattice interest rate model to incorporate the contractual dividends and the Company’s ability to redeem the Koch Preferred Securities. Key input assumptions to the valuation analysis are the credit spread, yield volatility, and expected time to redemption, which are considered Level 3 inputs. The credit spread was estimated using the credit spread at issuance of the Koch Preferred Securities and adjusted for the change in observed publicly traded debt of the Company between the issuance date and the measurement date. The yield volatility estimate was based on the historical yield volatility observed from comparable public high yield debt, and the expected time to redemption was based on the Company’s expectations regarding redemption following the IPO. Refer to Note 5 “Debt” and Note 6 “Mandatorily Redeemable Preferred Securities” for further discussion.

The carrying values and fair values of the Company’s debt and Koch Preferred Securities that are subject to fair value disclosures as of December 31, 2017 and 2016 were as follows:

	December 31, 2017		December 31, 2016
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt instruments, excluding capital lease obligations	$10,128,020	$10,868,626	$9,464,251	$10,014,292
Koch Preferred Securities	$682,449	$924,700	$633,691	$776,800
Derivative Financial Instruments—All derivative financial instruments are reported on the Consolidated Balance Sheets at fair value. The Company has not designated any of its derivative financial instruments as hedges, and therefore, all changes in fair value are recognized in the Consolidated Statements of Operations. Refer to Note 9 “Derivative Financial Instruments” for further discussion.
Translation of Foreign Currency—The Company’s consolidated financial statements are reported in U.S. dollars. A portion of the Company’s business is transacted in Canadian dollars. The functional currency of Company’s Canadian entities is the Canadian dollar. The assets and liabilities of the Company’s Canadian entities are translated into U.S. dollars using rates of exchange at the balance sheet date and translation adjustments are recorded in accumulated other comprehensive loss in the Consolidated Balance Sheets. Revenues and expenses are translated at average monthly rates of exchange in effect during the year.
Income Taxes—The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. The calculation of income taxes for the Company requires a considerable amount of judgment and use of both estimates and allocations.
In determining taxable income for the Company’s consolidated financial statements, the Company must make certain estimates and judgments. These estimates and judgments affect the calculation of certain tax liabilities and the determination of the recoverability of certain of the deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense.
In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence including its past operating results, the existence of cumulative losses in the most recent years, and its forecast of future taxable income. In estimating future taxable income, the Company develops assumptions including the amount of future pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates the Company is using to manage its underlying businesses.
Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management records the effect of a tax rate or law change on the Company’s deferred tax assets and liabilities in the period of enactment. Future tax rate or law changes could have a material effect on the Company’s results of operations, financial condition, or cash flows. Refer to Note 7 “Income Taxes” for further discussion.
Loss Contingencies—The Company records accruals for various contingencies including legal proceedings and other claims that arise in the normal course of business. The accruals are based on judgment, the probability of losses, and where applicable, the consideration of opinions of internal and/or external legal counsel, and actuarially determined estimates. The Company records an accrual when a loss is deemed probable to occur and is reasonably estimable. Additionally, the Company records insurance recovery receivables from third-party insurers when recovery has been determined to be probable.
Guarantees—In the normal course of business, the Company is liable for contract completion and product performance. The Company does not believe such obligations will significantly affect its financial position, results of operations, or cash flows. As of December 31, 2017 and 2016, the Company had no material guarantees other than $54 million and $53 million, respectively, primarily in standby letters of credit related to its insurance programs.
Hurricanes—During the year ended December 31, 2017, there were three hurricanes impacting certain areas in which the Company operates that resulted in power outages and service disruptions to certain customers of the Company. The financial impact from these hurricanes to the year ended December 31, 2017 results was not material. The Company will continue to evaluate any potential financial and business impacts these hurricanes may have on future periods.

Recently Issued Accounting Pronouncements—In May 2014, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance, which sets forth a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. Companies may use either a full retrospective or a modified retrospective approach to adopt this guidance. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. This guidance, including subsequently issued amendments by the FASB, will be effective for the Company in the first quarter of 2018.
The Company has elected to adopt the requirements of this new standard using the modified retrospective transition method, whereby the cumulative effect of initially applying the new standard is recognized as an adjustment to the opening balance of stockholders’ equity. Based upon the Company’s assessment of the impact of adopting this new standard, the most significant impact of the standard will be related to the timing of recognition for certain incremental selling costs associated with acquiring new customers. Under the new standard, such costs that are deferred will primarily be amortized over the customer life rather than the initial contract term. In addition, the adoption of this standard will also impact the allocation of transaction price to certain sales of security systems sold outright to customers, which is expected to result in recognition of a higher amount of upfront installation revenue and lower amount of monitoring and related services revenue in future periods. The Company expects to record approximately $46 million to opening accumulated deficit on January 1, 2018 for the cumulative effect of adopting this new guidance, which is primarily related to adjustments associated with certain incremental selling costs associated with acquiring new customers.
In January 2016, the FASB issued authoritative guidance related to the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, this update clarifies the guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from the unrealized losses on available-for-sale debt securities. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. This guidance will be effective for the Company in the first quarter of 2018. Entities may early adopt the provision within this guidance to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. An entity should apply the amendments in the standard by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments in the standard that address equity securities without readily determinable fair values should be applied prospectively to equity investments that exist as of the date of adoption of the standard. The Company does not expect this guidance to have a material impact to its financial position, results of operations, or cash flows upon adoption.
In February 2016, the FASB issued authoritative guidance on accounting for leases. This new guidance requires lessees to recognize a right-to-use asset and a lease liability for substantially all leases and to disclose key information about leasing arrangements. The recognition, measurement, and presentation of expenses and cash flows for lessees will remain significantly unchanged from current guidance. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. This guidance will be effective for the Company in the first quarter of 2019. Early adoption is permitted. The guidance is to be adopted using a modified retrospective approach as of the earliest period presented. The Company is currently evaluating the impact of this guidance.
In November 2016, the FASB issued authoritative guidance amending the presentation of restricted cash within the Statement of Cash Flows. The new guidance requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company will adopt this guidance in the first quarter of 2018, using the retrospective transition approach for all periods presented. The adoption of this guidance will only impact the presentation of certain items in the Company’s Consolidated Statements of Cash Flows.
In January 2017, the FASB issued authoritative guidance to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. This guidance will be effective for the Company for annual or any interim goodwill impairment tests beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests.
In May 2017, the FASB issued authoritative guidance that addresses changes to the terms or conditions of a share-based payment award, specifically regarding which changes to the terms or conditions of a share-based payment award would require modification accounting. This guidance does not change the accounting for modifications, but clarifies that an entity should apply modification accounting except when the fair value, vesting conditions, and classification of the modified award are the same as the original award immediately before the original award is modified. The Company will adopt this guidance in the first quarter of 2018. The Company will apply this guidance to any future modifications of its share-based awards upon adoption.

3. Acquisitions
The ADT Acquisition
On May 2, 2016, the Company completed its acquisition of The ADT Corporation, a leading provider of monitored security, interactive automation, and related monitoring services in the United States and Canada. The ADT Acquisition provides the Company the ability to continue to expand its market presence in the security industry by leveraging The ADT Corporation brand name and other best practices.
Upon completion of the ADT Acquisition, The ADT Corporation shareholders received $42.00 in cash, without interest and subject to applicable withholding taxes, for each share of common stock held immediately prior to the closing of the ADT Acquisition.
Additionally, pursuant to the agreement to acquire The ADT Corporation, all outstanding stock option awards, and restricted stock awards (except for certain performance share awards), held by The ADT Corporation employees were automatically canceled and converted into the right to receive cash consideration of $42.00 per share. Outstanding performance share awards held by The ADT Corporation employees were canceled and converted into the right to receive cash at 115% of the target award, and will be paid only if the requisite service period vesting conditions are met or if The ADT Corporation employee is separated from the Company under certain conditions.
Total consideration in connection with the ADT Acquisition was $12,114 million, which includes the assumption of The ADT Corporation’s then outstanding debt (inclusive of capital lease obligations) at fair value of $3,551 million on the acquisition date and cash at the time of closing of $54 million.
The Company funded the ADT Acquisition, as well as amounts due for merger costs, using the net proceeds from a combination of the following:

(i)	equity proceeds of $3,571 million, net of issuance costs, which resulted from equity issuances by the Company and Ultimate Parent to the Company’s Sponsor and certain other investors;

(ii)	incremental first lien term loan borrowings of $1,555 million and issuance of $3,140 million aggregate principal amount of second-priority secured notes (the “Prime Notes”); and

(iii)
issuance by ADT Inc. of 750,000 shares of Series A preferred securities (“the Koch Preferred Securities”) and issuance by Ultimate Parent of detachable warrants for the purchase of Class A-1 Units in Ultimate Parent (the “Warrants”) to an affiliate of Koch Industries, Inc. (the “Koch Investor”) for an aggregate amount of $750 million. The Company allocated $659 million to the Koch Preferred Securities, which is reflected net of issuance costs of $27 million as a liability in the Company’s Consolidated Balance Sheets. The Company allocated the remaining $91 million in proceeds to the Warrants, which was contributed by Ultimate Parent in the form of common equity to the Company, net of $4 million in issuance costs.

The Company accounted for the ADT Acquisition using the acquisition method of accounting for business combinations, whereby the total purchase price was allocated to the net tangible and intangible assets acquired and liabilities assumed, based on estimated fair values as of the acquisition date, with the excess of the purchase price over the fair values of the acquired net assets allocated to goodwill. The goodwill associated with the ADT Acquisition is not deductible for income tax purposes.
The purchase price allocation, as reflected in these consolidated financial statements, was based on estimates from currently available information. The following table summarizes the allocation of the purchase price to the estimated fair values of the net tangible and intangible assets acquired and liabilities assumed for The ADT Corporation at the date of acquisition:

Fair value of assets acquired and liabilities assumed:
(in thousands)
Current assets	$281,215
Property and equipment	296,246
Definite-lived intangible assets	6,245,564
Goodwill	4,126,512
Indefinite-lived intangible assets	1,333,000
Subscriber system assets	2,739,383
Other assets	167,454
Current liabilities	(626,707)
Long-term debt (excluding capital lease obligations)	(3,519,351)
Deferred tax liabilities, net	(2,330,491)
Other liabilities	(149,409)
Total consideration transferred	$8,563,416
Significant assumptions inherent in developing the valuations included the estimated annual net cash flows for each indefinite-lived or definite-lived intangible asset (including net sales, cost of revenue, selling and marketing costs, and working capital/contributory asset charges), the discount rate that appropriately reflects the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, as well as other factors. The primary assumptions used in the financial forecasts were developed using historical data, supplemented by current and anticipated market conditions, estimated growth rates, and attrition rates.
Goodwill from the ADT Acquisition was assigned to both the United States and Canada reporting units. Goodwill primarily represents the value of the assembled workforce, the value attributable to future customer additions and expansion of services to both new and existing customers, and expected synergies from combining operations.
Trade receivables and payables, as well as certain other current and non-current assets and liabilities were valued at the existing carrying values as they were determined to represent the fair value of those items at the time of the ADT Acquisition.
Property and equipment and subscriber system assets have been valued using the cost approach, which is based on current replacement and/or reproduction cost of the asset as new, less depreciation attributable to physical, functional, and economic factors.
Indefinite-lived intangible assets consist of the ADT trade name. The ADT trade name has been valued using the relief from royalty method. The relief from royalty method is an income approach that estimates the cost savings that accrue to the Company, which it would otherwise have to pay in the form of royalties or license fees on revenues earned through the use of the asset.
Definite-lived intangible assets consist of customer relationships, dealer relationships under the ADT Authorized Dealer Program, and other intangible assets. Customer relationships and dealer relationships were valued using the excess earnings method. The excess earnings method is an income approach that estimates the amount of residual (or excess) cash flows generated by an asset, which are reduced by certain contributory asset charges that represent the charges for the use of the asset. As of the acquisition date, customer relationships have a weighted average remaining useful life of approximately 6 years, and are amortized on an accelerated basis. Dealer relationships have a remaining life of 19 years and are amortized on a straight-line basis. The values assigned to other definite-lived intangible assets were not material to the consolidated financial statements.
The fair value of long-term debt assumed in the ADT Acquisition was determined using broker-quoted market prices of identical or similar instruments.
Deferred tax liabilities, net, which includes deferred tax assets and liabilities as of the acquisition date, represent the expected future tax consequences of temporary differences between the fair values of the assets acquired and liabilities assumed and their tax bases.
For the year ended December 31, 2016, the Company incurred $311 million in merger related costs on a pre-tax basis in connection with the ADT Acquisition. These costs consisted of (i) financing costs associated with unused bridge and backstop credit facilities, (ii) transaction fees paid to Apollo, (iii) incremental stock-based compensation expense as a result of the acceleration of vesting of all unvested stock options and restricted stock units outstanding as of the ADT Acquisition date, and (iv) other merger related costs such as advisory fees, legal, accounting, and other professional costs. These costs are reflected in merger, restructuring, integration, and other costs in the Consolidated Statements of Operations.

Formation Transactions
The Formation Transactions were completed on July 1, 2015, and were funded by a combination of equity invested by Apollo and the Predecessor’s management of $755 million, as well as borrowings under (i) a first lien credit facility, which included a term loan facility with an initial borrowing amount of $1,095 and a $95 million revolving credit facility, and (ii) a second lien term loan facility with an initial borrowing amount of $260 million (see Note 5 “Debt” for further discussion).
Cash from these transactions was used to repay outstanding borrowings, purchase all of the outstanding stock of Alarm Security Group LLC (the primary operating entity of ASG), settle share-based awards, purchase equity units of the Company, and pay transaction fees and expenses. In addition, a portion of the total purchase price was placed in escrow to cover potential adjustments to the purchase consideration associated with general representations and warranties and adjustments to tangible net worth.
Total consideration in connection with the Protection One Acquisition and ASG Acquisition was $1,526 million and $509 million, respectively.
The Company incurred costs associated with the Formation Transactions of approximately $20 million and $3 million during the Successor and Predecessor 2015 Periods, respectively. These costs consisted of accounting, investment banking, legal, and other professional fees associated with the Formation Transactions, and are included in merger, restructuring, integration, and other costs in the Consolidated Statements of Operations. In addition, transaction costs of $14 million, that were contingent upon the Protection One Acquisition, were paid on July 1, 2015, and were included as part of the consideration for the Predecessor.
Pro Forma Results
The following summary, prepared on a pro forma basis, presents the Company’s unaudited consolidated results of operations for the years ended December 31, 2016 and December 31, 2015 as if the ADT Acquisition had been completed as of January 1, 2015, and as if the Formation Transactions had been completed as of January 1, 2014. The pro forma results below include the impact of certain adjustments related to the amortization of intangible assets, merger related costs incurred as of the acquisition dates, and interest expense on related borrowings, and in each case, the related income tax effects, as well as certain other post-acquisition adjustments directly attributable to the acquisitions. This pro forma presentation does not include any impact of transaction synergies. The pro forma results are not necessarily indicative of the results of operations that actually would have been achieved had the ADT Acquisition and the Formation Transactions been consummated as of those dates:

(in thousands)	Year Ended December 31, 2016	Year Ended December 31, 2015
Total Revenue	$4,104,071	$3,975,173
Net loss	(541,840)	(552,582)
Revenues and net loss attributable to ADT of $2,260 million and $78 million, respectively, are included in the Consolidated Statements of Operations from the acquisition date, May 2, 2016, to December 31, 2016.
Other Acquisitions
From time to time, the Company may pursue acquisitions of companies that either strategically fit with the Company’s existing core business or expand the Company’s security and monitoring solutions in new and attractive adjacent markets. The Company acquired four businesses during the year ended December 31, 2017 for total consideration of approximately $79 million. Cash paid for these businesses was $64 million, net of cash acquired. In addition, the Company recorded preliminary amounts of approximately $37 million of goodwill and approximately $21 million of customer relationships in the Consolidated Balance Sheet as of December 31, 2017 related to these acquisitions.
Dealer Generated Customer Accounts and Bulk Account Purchases
The Company paid $653 million and $407 million for customer contracts for electronic security services generated under the ADT Authorized Dealer Program and bulk account purchases during the year ended December 31, 2017, and the period from the date of the ADT Acquisition, May 2, 2016, to December 31, 2016, respectively.

4. Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill are as follows:

(in thousands)
Balance as of December 31, 2015	$927,896
Acquisition (The ADT Corporation)	4,126,532
Currency translation and other	(41,052)
Balance as of December 31, 2016	5,013,376
Acquisitions	37,491
Currency translation and other	19,719
Balance as of December 31, 2017	$5,070,586
The Company did not record any goodwill impairment charges in any period presented. Refer below for further discussion around the Company’s annual impairment tests.
Other Intangible Assets
The following table sets forth the gross carrying amounts and accumulated amortization of the Company’s other intangible assets as of December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets:
Contracts and related customer relationships	$6,748,355	$(1,749,327)	$6,046,702	$(756,068)
Dealer relationships	1,605,910	(146,299)	1,600,231	(60,570)
Other	195,363	(130,227)	202,502	(57,048)
Total amortizable intangible assets	8,549,628	(2,025,853)	7,849,435	(873,686)
Indefinite-lived intangible assets:
Trade names	1,333,000	—	1,333,000	—
Total intangible assets	$9,882,628	$(2,025,853)	$9,182,435	$(873,686)
For the year ended December 31, 2017, the changes in the net carrying amount of customer contracts acquired and customer relationships were as follows:

(in thousands)
Balance as of December 31, 2016	$5,290,634
Acquisition of customer relationships	20,632
Customer contract additions, net of dealer charge-backs	654,488
Amortization	(989,553)
Currency translation and other	22,827
Balance as of December 31, 2017	$4,999,028
The weighted-average amortization period for customer contract additions primarily purchased through the ADT Authorized Dealer Network during the year ended December 31, 2017 was 15 years. Amortization expense for definite-lived intangible assets for the periods presented was as follows:

	Successor			Predecessor
(in thousands)	Year Ended December 31, 2017	Year Ended December 31, 2016	From Inception through December 31, 2015	Period from January 1, 2015 through June 30, 2015
Definite-lived intangible asset amortization expense	$1,164,283	$800,203	$74,126	$17,157

The estimated aggregate amortization expense over the next five years for definite-lived intangible assets is expected to be as follows:

(in thousands)
2018	$1,141,790
2019	$1,057,330
2020	$1,019,182
2021	$929,784
2022	$593,314
In addition, the Company’s indefinite-lived intangible assets as of December 31, 2017 is solely comprised of $1,333 million related to the ADT trade name acquired as part of the ADT Acquisition that was assigned to the United States reporting unit.
Annual Goodwill and Indefinite-Lived Intangible Asset Impairment Analysis
The Company assesses goodwill for impairment annually on the first day of the fourth quarter of each year, or more frequently if events or changes in business circumstances indicate that it is more likely than not that the carrying value of a reporting unit exceeds its fair value. The Company tests goodwill for impairment by comparing the fair value of the Company’s reporting units with their respective carrying values.
As discussed in Note 1 “Basis of Presentation,” in connection with the change in the Company’s reporting units during the second quarter of 2017, the Company tested goodwill for the historical retail, wholesale, and ADT United States reporting units for impairment. The fair values of the reporting units tested were determined under a discounted cash flow approach, which utilized forecast cash flows that were then discounted using an estimated weighted-average cost of capital of market participants. In determining fair value, management relies on and considers a number of factors, including operating results, business plans, economic projections, anticipated future cash flows, and other market data. There are inherent uncertainties related to these factors that require judgment in applying them during these impairment tests. As a result of the impairment tests, the fair values of the Company’s historical retail, wholesale, and ADT United States reporting units each substantially exceeded its respective carrying value, resulting in no impairment. Following the reporting unit change during the second quarter of 2017, the United States reporting unit consists entirely of the historical retail, wholesale, and ADT United States reporting units.
The Company qualitatively tested the goodwill associated with the United States reporting unit for impairment on October 1, 2017, the Company’s annual test date, due to the recency of the quantitative test performed, as described above. As a result of the qualitative test, the Company concluded that it was not more likely than not that the fair value of the United States reporting unit was less than the respective carrying value.
On October 1, 2017, the Company quantitatively tested the goodwill associated with the Canada reporting unit for impairment. The fair value of the Canada reporting unit that was tested for impairment was determined using a discounted cash flow approach, which utilized forecast cash flows that were then discounted using an estimated weighted-average cost of capital of market participants. In determining fair value, management relies on and considers a number of factors, including operating results, business plans, economic projections, anticipated future cash flows, and other market data. There are inherent uncertainties related to these factors, which require judgment in applying them during the annual impairment test. The fair value of the reporting unit exceeded the respective carrying value, resulting in no goodwill impairment.
Additionally, on October 1, 2017, the Company quantitatively tested the ADT trade name for impairment. When performing the test, the Company compares the carrying value of the trade name to its fair value, and if the carrying value exceeds the fair value, this excess would be recorded as an impairment charge and the asset would be subsequently written down to its estimated fair value. When estimating the fair value of the ADT trade name, the Company uses the relief from royalty method, which is an income approach that estimates the cost savings that accrue to the Company that it would otherwise have to pay in the form of royalties or license fees on revenues earned through the use of the asset. The utilization of the relief from royalty method requires the Company to make significant assumptions including revenue growth rates, the implied royalty rate, and the discount rate. As a result of the test, the fair value of the ADT trade name substantially exceeded its respective carrying value, resulting in no impairment.
While the Company’s impairment tests resulted in fair values in excess of carrying values, if the Company’s assumptions are not realized, or if there are changes in any of the assumptions in the future due to a change economic conditions, it is possible that in the future an impairment charge may need to be recorded.

5. Debt
Debt as of December 31, 2017 and 2016 was comprised of the following:

(in thousands)	December 31, 2017	December 31, 2016
Current maturities of long-term debt:
First Lien Term B-1 Loan due 2022	$35,537	$27,626
Capital lease obligations	12,523	12,662
Current maturities of long-term debt	48,060	40,288

Long-term debt:
First Lien Term B-1 Loan due 2022	3,500,567	2,734,975
Prime Notes due 2023	3,140,000	3,140,000
4.875% First-Priority Senior Secured Notes due 2032	547,832	547,832
5.250% Notes due 2020	313,506	313,506
6.250% Notes due 2021	1,050,000	1,050,000
3.500% Notes due 2022	940,470	940,470
4.125% Notes due 2023	651,000	651,000
4.875% Notes due 2042	16,543	16,543
Revolving Credit Facilities	—	140,000
Unamortized discount and deferred financing costs	(82,610)	(103,564)
Accretion of purchase accounting fair value adjustment	15,175	5,863
Capital lease obligations	28,643	33,057
Total long-term debt	10,121,126	9,469,682
Total debt	$10,169,186	$9,509,970
First Lien Credit Agreement
Concurrently with the consummation of the Formation Transactions, the Company entered into a first lien credit agreement dated as of July 1, 2015 (the ”First Lien Credit Agreement”), which included a term loan facility with an initial aggregate principal amount of $1,095 million maturing on July 1, 2021 (the “First Lien Term B Loan”) and a first lien revolving credit facility maturing on July 1, 2020, with an aggregate commitment of up to $95 million (the “2020 Revolving Credit Facility” and, together with the First Lien Term B Loan, the “First Lien Credit Facilities”).
The interest rate for the First Lien Term B Loan was originally calculated as a margin of 4.00% over the greater of three-month London Interbank Offered Rate (“LIBOR”) or a floor of 1.00% and was payable on each interest payment date, at least quarterly, in arrears. In addition, the First Lien Credit Agreement requires the Company to pay a commitment fee between 0.375% and 0.50% (determined based on a net first lien leverage ratio) in respect of the unused commitments under the Revolving Credit Facilities (as defined below).
First Lien Credit Facilities Amendments
On May 2, 2016, in connection with the ADT Acquisition, the Company amended and restated its First Lien Credit Agreement. Significant terms consist of the following:

•
The Company issued an incremental first lien term loan facility in an aggregate principal amount of $1,555 million, maturing on May 2, 2022 (the “First Lien Term B-1 Loan”) and received net cash proceeds totaling $1,516 million. The interest rate for the First Lien Term B-1 Loan is calculated as a margin of 4.50% (subsequently reduced following amendments and restatements of the First Lien Credit Agreement described below) over the greater of LIBOR or a floor of 1.00% and is payable on each interest payment date, at least quarterly, in arrears.

•
The Company entered into an incremental first lien revolving credit facility, with an aggregate commitment of up to $255 million, maturing on May 2, 2021 (the “2021 Revolving Credit Facility”) (collectively, with the 2020 Revolving Credit Facility, the “Revolving Credit Facilities”).

•	ADT and its domestic subsidiaries were added as guarantors under the First Lien Credit Agreement.

•	In connection with the amendment and restatement, the applicable margins utilized for the First Lien Term B Loan and the 2020 Revolving Credit Facility were increased from 4.00% to 4.50%.
On June 23, 2016, the Company amended and restated its First Lien Credit Agreement, dated as of July 1, 2015, and as amended and restated as of May 2, 2016. Significant terms consist of the following:

•
The Company issued an incremental first lien term loan facility, in an aggregate principal amount of $125 million, maturing on May 2, 2022 (the “Incremental First Lien Term B-1 Loan”) and received net cash proceeds totaling $108 million. The proceeds were used to pay down a portion of the outstanding principal balance on the Second Lien Term B Loan on July 1, 2016, see below for further discussion. The interest rate for the Incremental First Lien Term B-1 Loan is calculated as a margin of 3.75% over the greater of LIBOR or a floor of 1.00% and is payable on each interest payment date, at least quarterly, in arrears.

•	The Company reallocated an aggregate principal amount of $172 million from the First Lien Term B Loan to the First Lien Term B-1 Loan.

•
The applicable margin utilized in the calculation of interest for all term borrowings under the First Lien Credit Agreement was decreased from 4.50% to 3.75%, and the applicable margin with respect to borrowings under the Revolving Credit Facilities remained at 4.50%, subject to adjustment to 4.25% pursuant to a leverage-based pricing grid.

On December 28, 2016 (together with May 2, 2016 and June 23, 2016, the “2016 First Lien Credit Agreement Amendment Dates”), the Company amended and restated its First Lien Credit Agreement, dated as of July 1, 2015, and as amended and restated as of May 2, 2016 and June 23, 2016 (collectively, the “First Lien Credit Agreement Amendments”). Significant terms consist of the following:

•	The Company allocated the remaining outstanding principal amount of $916 million from the First Lien Term B Loan to the First Lien Term B-1 Loan.

•
The applicable margin utilized in the calculation of interest for all Eurocurrency borrowings under the First Lien Credit Agreement was decreased from 3.75% to 3.25%, and the applicable margin with respect to Eurocurrency borrowings under the Revolving Credit Facilities remained at 4.50%, subject to adjustment to 4.25% pursuant to a leverage-based pricing grid.

On February 13, 2017, the Company amended and restated the First Lien Credit Agreement as amended and restated on May 2, 2016, June 23, 2016, and December 28, 2016.
Significant terms of the February 13, 2017 amendment and restatement consist of the following:

•
The Company issued an incremental first lien term loan facility under the First Lien Credit Agreement in an aggregate principal amount of $800 million (the “2017 Incremental First Lien Term B-1 Loan”). The 2017 Incremental First Lien Term B-1 Loan has the same terms as the existing first lien term loan under the First Lien Credit Agreement.

•
Certain covenants under the First Lien Credit Agreement governing restricted payments were amended to permit the Company to fund one or more distributions to the Company’s equity holders and Ultimate Parent in an aggregate amount not to exceed $795 million (collectively, the “Special Dividend”).

During the year ended December 31, 2017, the net proceeds from the 2017 Incremental First Lien Term B-1 Loan, together with cash on hand, were used to fund distributions of $750 million of the Special Dividend, and to pay related fees and expenses.
On June 29, 2017, the Company further amended and restated its First Lien Credit Agreement. Under the June 29, 2017 amendment and restatement, the applicable margin utilized in the calculation of interest for all term borrowings under the First Lien Credit Agreement decreased from 3.25% to 2.75%, and the applicable margin with respect to borrowing under the Revolving Credit Facilities remained at 4.50%, subject to adjustment to 4.25% pursuant to a leverage-based pricing grid.
As a result of the February and June 2017 amendments and restatements to the First Lien Credit Agreement and the payment of the Special Dividend, the Company incurred fees of $64 million during the year ended December 31, 2017. These fees are included in selling, general and administrative expenses in the Consolidated Statements of Operations.
As a result of the 2016 First Lien Credit Agreement Amendments noted above, the Company incurred third party modification fees of $22 million, a significant portion of which is included in merger, restructuring, integration, and other costs in the Consolidated Statement of Operations for the year ended December 31, 2016.

The Company’s obligations relating to the First Lien Credit Facility are guaranteed, jointly and severally, on a senior secured first-priority basis, by substantially all of the Company’s domestic subsidiaries and are secured by first-priority security interests in substantially all of the domestic assets of the Company, subject to certain permitted liens and exceptions.
The First Lien Term B-1 Loan requires scheduled quarterly payments in annual amounts equal to 1.0% of the original principal amount of the term loan, as subsequently adjusted for the principal amount of the term loan outstanding on each of the 2016 First Lien Credit Agreement Amendment Dates, with the balance payable at maturity.
In addition, the Company is required to make mandatory prepayments on outstanding term loan borrowings with the Company’s excess cash flow, as defined in the First Lien Credit Agreement, if it exceeds certain specified thresholds.
Second Lien Credit Agreement
Concurrently with the consummation of the Formation Transactions, the Company entered into a second lien credit agreement (the “Second Lien Credit Agreement”), which included second lien term loan facility with an initial aggregate principal amount of $260 million maturing on July 1, 2022 (the “Second Lien Term B Loan” and, together with the First Lien Credit Facilities, the “Credit Facilities”). Additionally, on May 2, 2016, ADT and its domestic subsidiaries were also added as guarantors under the Second Lien Credit Agreement. The Second Lien Credit Agreement was not otherwise amended or modified. The interest rate for the Second Lien Term B Loan was originally calculated as a margin of 8.75% over the greater of three-month LIBOR or a floor of 1.00%, payable in arrears.
Additionally, and as discussed above, in July 2016, the Company used the proceeds received from the Incremental First Lien Term B-1 Loan to voluntarily prepay $125 million of the Second Lien Term B Loan. In October 2016, the Company voluntarily prepaid the remaining outstanding balance of $135 million of the Second Lien Term B Loan using proceeds from operations, and terminated the Second Lien Credit Agreement.
During the year ended December 31, 2017, loss on extinguishment of debt associated with the February and June 2017 amendments and restatements to the First Lien Credit Facilities was $4 million. During the year ended December 31, 2016, loss on extinguishment of debt was $28 million, $14 million of which relates to the 2016 First Lien Credit Agreement Amendments noted above and $14 million relates to the write-off of deferred financing costs and discount in connection with the voluntary paydown of the Second Lien Term B Loan. Loss on extinguishment of debt is included in other income (expense) in the Consolidated Statements of Operations.
Revolving Credit Facilities
As of December 31, 2016, the Company had $140 million of outstanding borrowings under the Revolving Credit Facilities, which the Company repaid in its entirety during the year ended December 31, 2017. The applicable margin with respect to term borrowings under the Revolving Credit Facilities remains at 4.50%, subject to adjustment to 4.25% pursuant to a leverage-based pricing grid. As of December 31, 2017, the Company had $350 million in available borrowing capacity under its Revolving Credit Facilities.
Prime Notes
On May 2, 2016, the Company completed the offering of $3,140 million aggregate principal amount of 9.250% Second-Priority Senior Secured Notes that mature on May 15, 2023 (the “Prime Notes”) and received net cash proceeds totaling $3,096 million. Interest on the Prime Notes accrues at 9.250% per annum and will be paid semi-annually, in arrears, on May 15 and November 15 of each year.
The Prime Notes were offered and sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), to persons outside of the United States in compliance with Regulation S under the Securities Act, and to certain accredited investors as defined under Regulation D under the Securities Act. The Prime Notes have not been registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent an effective registration statement or an applicable exemption from registration requirements or a transaction not subject to the registration requirements of the Securities Act or any state securities laws.
The Company’s obligations relating to the Prime Notes are guaranteed, jointly and severally, on a senior secured second-priority basis, by substantially all of the Company’s domestic subsidiaries and are secured by second-priority security interests in substantially all of the domestic assets of the Company, subject to certain permitted liens and exceptions.
On or after May 15, 2019, the Company may redeem the Prime Notes at its option, in whole at any time or in part from time to time, at the redemption prices set forth in the Prime Notes Indenture, including exhibits and attachments. In addition, prior to May 15, 2019, the Company may redeem the Prime Notes at its option, in whole at any time or in part from time to time, at a redemption price equal to 100% of the principal amount of the Prime Notes redeemed, plus a make-whole premium and accrued and unpaid interest to, but excluding, the redemption date. Notwithstanding the foregoing, at any time and from time to time on or prior to May 15, 2019, the Company may redeem in the aggregate up to 40% of the original aggregate principal amount of the Prime Notes (calculated after giving effect to any issuance of additional notes) in an aggregate amount equal to the net cash proceeds of one or more equity offerings at a redemption price equal to 109.250%, plus accrued and unpaid interest, so long as at least 50% of the original aggregate principal amount of the Prime Notes (calculated after giving effect to any issuance of additional notes) shall remain outstanding after each such redemption.
As discussed in Note 1 “Basis of Presentation”, on February 21, 2018, the Company redeemed $594 million aggregate principal amount of the Prime Notes and paid the related call premium using a portion of the net proceeds received from the IPO. The aggregate principal amount of Prime Notes outstanding after the repayment was $2,546 million.
ADT Notes
In connection with the ADT Acquisition, $718 million aggregate principal amount of The ADT Corporation’s existing 4.875% Notes due 2042 (the “2042 Notes”), held by qualified institutional buyers pursuant to Rule 144A under the Securities Act, persons outside of the United States in compliance with Regulation S under the Securities Act, and accredited investors as defined under Regulation D under the Securities Act, were exchanged for 4.875% First-Priority Senior Secured Notes due 2032 (the “2032 Notes”), which were assumed by the Company. In August 2016, an additional $10 million of 2042 Notes were exchanged for 2032 Notes pursuant to a second supplemental indenture and constitute part of the same series of notes as the $718 million of 2032 Notes. The 2032 Notes will mature on July 15, 2032. Interest on the 2032 Notes accrues at 4.875% per annum and is payable on January 15 and July 15 of each year.
The 2032 Notes have not been registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent an effective registration statement or an applicable exemption from registration requirements or a transaction not subject to the registration requirements of the Securities Act or any state securities laws.
The Company’s obligations pertaining to the 2032 Notes are guaranteed, jointly and severally, on a senior secured first-priority basis, by substantially all of the Company’s existing domestic subsidiaries and are secured by substantially all of the Company’s existing and future domestic assets.
The Company may redeem the 2032 Notes, in whole at any time or in part from time to time, at a price equal to the greater of (i) 100% of the principal amount of the notes to be redeemed and (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon due on any date after the redemption date discounted to the redemption date at the applicable treasury rate plus 35 basis points.
In connection with the ADT Acquisition, the Company was added as a guarantor to the following notes originally issued by The ADT Corporation (collectively, the “ADT Notes”). These notes remained outstanding and became obligations of the combined Company:

•	$300 million aggregate principal amount of 5.250% Senior Notes due 2020, which will mature on March 15, 2020. Interest is payable on March 15 and September 15 of each year;

•	$1,000 million aggregate principal amount of 6.250% Senior Notes due 2021, which will mature on October 15, 2021. Interest is payable on April 15 and October 15 of each year;

•	$1,000 million aggregate principal amount of 3.500% Notes due 2022, which will mature on July 15, 2022. Interest is payable on January 15 and July 15 of each year;

•	$700 million aggregate principal amount of 4.125% Senior Notes due 2023, which will mature on June 15, 2023. Interest is payable on June 15 and December 15 of each year;

•
$32 million aggregate principal amount of 4.875% Senior Notes due 2042, which will mature on July 15, 2042. Interest is payable on January 15 and July 15 of each year. As discussed above, in August 2016, an additional $10 million of 2042 Notes were exchanged for 2032 Notes pursuant to a second supplemental indenture.

The Company may redeem the ADT Notes, in whole at any time or in part from time to time, at a redemption price equal to the principal amount of the notes to be redeemed, plus a make-whole premium, plus accrued and unpaid interest to, but excluding, the redemption date.

In connection with the ADT Acquisition, the Company also entered into supplemental indentures providing for each series of ADT Notes to benefit from (i) guarantees by the Company and substantially all of its domestic subsidiaries and (ii) first-priority security interests, subject to permitted liens, in substantially all of the Company’s existing and future domestic assets.
Debt Covenants
The credit agreement and indentures associated with the borrowings above contain certain covenants and restrictions that limit the Company’s ability to, among other things, incur additional debt or issue certain preferred equity interests, create liens on certain assets, make certain loans or investments (including acquisitions), pay dividends on or make distributions in respect of the capital stock or make other restricted payments, consolidate, merge, sell or otherwise dispose of all or substantially all of the Company’s assets, sell assets, enter into certain transactions with the affiliates, enter into sale-leaseback transactions, restrict dividends from the Company’s subsidiaries or restrict liens, change the Company’s fiscal year; and modify the terms of certain debt or organizational agreements.
The Company is also subject to a springing financial maintenance covenant under the Revolving Credit Facilities, which requires the Company to not exceed a specified leverage ratio at the end of each fiscal quarter. The covenant is tested if the outstanding loans under the Revolving Credit Facilities, subject to certain exceptions, exceed 30% of the total commitments under the Revolving Credit Facilities at the testing date (i.e., the last day of any fiscal quarter).
Additionally, upon the occurrence of specified change of control events, the Company must offer to purchase the Notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the purchase date.
Other
Aggregate annual maturities of long-term debt and capital lease obligations as of December 31, 2017 are as follows:

(in thousands)
2018	$50,315
2019	48,083
2020	345,237
2021	1,041,207
2022	4,396,292
Thereafter	4,590,178
Total	10,471,312
Less: unamortized discount and deferred financing costs	(82,610)
Less: unamortized purchase accounting fair value adjustment	(215,474)
Less: amount representing interest on capital leases	(4,042)
Total	10,169,186
Less: current maturities of long-term debt	(48,060)
Total long-term debt	$10,121,126
Interest expense related to the Company’s debt was as follows:

		Successor		Predecessor
(in thousands)	Year Ended December 31, 2017	Year Ended December 31, 2016	From Inception through December 31, 2015	Period from January 1, 2015 through June 30, 2015
Interest expense	$644,830	$467,995	$45,184	$29,178
See Note 2 “Summary of Significant Accounting Policies” for further discussion on the fair value of the Company’s debt.

6. Mandatorily Redeemable Preferred Securities
On May 2, 2016 (the “Issuance Date”), and concurrent with the consummation of the ADT Acquisition, the Company issued the Koch Preferred Securities at $0.01 par value per share, and Ultimate Parent issued the Warrants to the Koch Investor for an aggregate amount in cash of $750 million. The Koch Preferred Securities had a stated value of $1,000 per share as of the Issuance Date, which is a contractually stated amount in the certificate of designation which governs the Koch Preferred Securities. The Company allocated $659 million on the Issuance Date to the Koch Preferred Securities, which is reflected net of issuance costs of $27 million, as a liability in the Consolidated Balance Sheet in accordance with authoritative accounting guidance for distinguishing liabilities from equity, as the Koch Preferred Securities have a mandatory redemption feature, which requires repayment at 100% of the stated value, adjusted for any declared but unpaid dividends, on May 2, 2030. The Company allocated the remaining $91 million in proceeds to the Warrants, which was contributed by Ultimate Parent in the form of common equity to the Company, net of $4 million in issuance costs.
The Koch Preferred Securities have a payment priority, liquidation preference, and ranking senior to any other class or series of equity of the Company, subject to certain specified exceptions. The Koch Preferred Securities have no voting rights, except with respect to certain specified actions. The Koch Preferred Securities accrue and accumulate preferential cumulative dividends in arrears on the then current stated value of the Koch Preferred Securities. Dividends are payable quarterly in cash at a rate equal to the daily five-year treasury rate plus 9.00% per annum. In the event that dividends for any quarter are not paid in cash for any reason, dividends for such quarter will accrue and accumulate at a rate equal to the daily five-year treasury rate plus 9.75% per annum and will be added to the then current stated value of the Koch Preferred Securities at the end of such quarter.
The dividend obligation associated with the Koch Preferred Securities is reflected in interest expense, net in the Consolidated Statement of Operations. During the years ended December 31, 2017 and 2016, the Company paid dividends associated with the Koch Preferred Securities of $41 million and $53 million, respectively. Additionally, during the third and fourth quarters of 2017, in lieu of declaring and paying a dividend on the Koch Preferred Securities, the Company elected to increase the accumulated stated value of such securities, which increased mandatorily redeemable preferred securities on the Consolidated Balance Sheet as of December 31, 2017 by approximately $45 million.
At its discretion, the Company may redeem the Koch Preferred Securities at various redemption prices, adjusted for any accrued but unpaid dividends. From Issuance Date to May 1, 2019, the Koch Preferred Securities may be redeemed at 105.5% of the stated value plus a “make-whole” premium. Thereafter, the Koch Preferred Securities may be redeemed based on varying redemption percentages of stated value through maturity. Redemption of the Koch Preferred Securities prior to maturity will result in a material impact on the Company’s consolidated financial statements.
Under the certificate of designation and other definitive agreements governing the Koch Preferred Securities, the holders of a majority of the Koch Preferred Securities have the right, upon the occurrence of certain events, including on or after the tenth anniversary of the closing date of the ADT Acquisition, to require the initiation of a process to consummate:
(i) a sale of the Company and its subsidiaries, including a sale of all or substantially all of the assets of the Company,
(ii) an initial public offering of the common stock of the Company, the net cash proceeds of which must allow for and be used to redeem the Koch Preferred Securities in full, or
(iii) any other transaction resulting in the Company or any of its subsidiaries having sufficient cash on hand used to redeem the Koch Preferred Securities in full.
If any of the above transactions are not consummated within twelve months of such holders’ request, then the Koch Investor will have the right to control and implement any such transaction.
Under the certificate of designation, the Company is required to offer to redeem all the Koch Preferred Securities in cash upon the occurrence of (i) any liquidation, dissolution, winding up, or voluntary or involuntary bankruptcy (ii) a change of control, or (iii) any acceleration of long-term debt.
While the Koch Preferred Securities restrict the Company from making dividend payments, the Koch Investor has consented to a one-time distribution on or before June 30, 2018, not to exceed $50 million.
On December 8, 2017, the Koch Investor and the Company amended and restated the Certificate of Designation and the Investors Rights Agreement governing the Koch Preferred Securities (the “Amendments”). The Amendments provide that in the event the Company redeems the Koch Preferred Securities on or after June 30, 2018, but prior to May 2, 2019, the “make-whole” amounts payable in connection with such redemption will be reduced by an amount equal to the sum of (x) the difference between (A) the “make-whole” premium per share calculated on the basis of the accumulated stated value of such share as of such redemption date and (B) the “make-whole” premium per share calculated on the basis of the accumulated stated value of such share as of such redemption date equal to $1,000 (without regard to any compounding dividends with respect to such share as of such redemption date), plus (y) the difference between (A) the aggregate accumulated dividends as of such redemption date for any optional redemption and (B) the aggregate accumulated dividends as of such redemption date for any optional redemption, calculated assuming that (i) from June 30, 2017 to and including the redemption date, the accrued dividend rate was equal to the daily five-year treasury rate plus 9.00% per annum and (ii) dividends accrued on each date during such period accumulated in arrears on a stated value per share equal to $1,000. In addition, the Company agreed it will deposit into a segregated account an amount in cash equal to at least $750 million (the “Minimum Segregated Account Amount”), which the Company deposited into such account in January 2018 in connection with the IPO. The Company must use funds held in the segregated account solely to redeem the Koch Preferred Securities. In the event the Company shall not maintain the Minimum Segregated Account Amount at any time, the Company will be required to redeem the Koch Preferred Securities in full. Funds held in the segregated account will be reported as restricted cash in the Company’s Consolidated Balance Sheet. The Company is required to increase the amounts held in the segregated account in the event the company shall consummate a public offering subsequent to its Initial Offering, but prior to the date that all Koch Preferred Securities should be redeemed in full.
Refer to Note 2 “Summary of Significant Accounting Policies” for information on the fair value of the Company’s redeemable preferred securities.
7. Income Taxes
The “Tax Cuts and Jobs Act” (“Tax Reform”) was signed into law on December 22, 2017. The legislation, among other things, reduces the U.S. federal corporate income tax rate from 35% to 21%, imposes a mandatory one-time tax on accumulated earnings of foreign subsidiaries, imposes significant limitations on the deductibility of interest, allows for the full expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a modified territorial system. In response to Tax Reform, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 118 (“SAB 118”) that allows companies to record provisional estimates of the effects of the legislative change, and a one-year measurement period to finalize the accounting of those effects. As of December 31, 2017, the Company has not finalized the analysis of the implications of this legislative change; however, the Company’s net deferred tax assets and liabilities have been revalued at the newly enacted U.S. corporate rate, and provisional amounts associated with the legislative change have been recognized in income tax benefit for the year ended December 31, 2017. The total provisional amount recorded as of December 31, 2017 is $690 million and includes a remeasurement of the Company’s net deferred tax assets and liabilities as well as the impact of the mandatory one-time tax on accumulated earnings of foreign subsidiaries. Tax Reform includes complex changes that are subject to interpretation by various tax authorities such as the Treasury Department and the IRS and may differ from the Company’s preliminary interpretations and analysis. State and local tax authorities also need to assess the impact to their jurisdictions, and may enact changes to their existing laws in response to the changes that have been enacted at the federal level. The Company expects the various tax authorities to issue their respective interpretations and guidance and will continue to assess the impact to the Company’s business accordingly. Adjustments may be needed to the provisional amounts recorded in the Company’s 2017 consolidated financial statements, and these adjustments may materially impact the consolidated financial statements in the period in which the adjustments are made.
Significant components of loss before income taxes for the periods presented are as follows:

	Successor			Predecessor
(in thousands)	Year Ended December 31, 2017	Year Ended December 31, 2016	From Inception through December 31, 2015	Period from January 1, 2015 through June 30, 2015
United States	$(386,894)	$(792,118)	$(84,618)	$(17,566)
Non-U.S.	(34,792)	(10,620)	—	—
Loss before income taxes	$(421,686)	$(802,738)	$(84,618)	$(17,566)

Significant components of income tax (benefit) expense for periods presented are as follows:

	Successor			Predecessor
(in thousands)	Year Ended December 31, 2017	Year Ended December 31, 2016	From Inception through December 31, 2015	Period from January 1, 2015 through June 30, 2015
Current:
United States:
Federal	$3,924	$(261)	$—	$—
State	(2,980)	1,630	126	67
Non-U.S.	11,426	4,992	—	—
Current income tax expense	12,370	6,361	126	67

Deferred:
United States:
Federal	(767,901)	(246,089)	(28,165)	663
State	8,176	(19,347)	(2,326)	295
Non-U.S.	(16,958)	(7,076)	—	—
Deferred income tax (benefit) expense	(776,683)	(272,512)	(30,491)	958
Income tax (benefit) expense	$(764,313)	$(266,151)	$(30,365)	$1,025
The reconciliations between the actual effective tax rate on continuing operations and the statutory U.S. federal income tax rate for periods presented are as follows:

	Successor			Predecessor
	Year Ended December 31, 2017	Year Ended December 31, 2016	From Inception through December 31, 2015	Period from January 1, 2015 through June 30, 2015
Federal statutory tax rate	35.0%	35.0%	35.0%	35.0%
Increases (reductions) in taxes due to:
State income taxes, net of federal benefits	(1.4)%	1.5%	3.8%	5.0%
Non-U.S. net earnings	(0.3)%	0.6%	—%	—%
Nondeductible charges	(11.3)%	(4.1)%	(1.9)%	14.0%
Valuation Allowance	(2.1)%	—%	(1.0)%	(60.0)%
Unrecognized Tax Benefits	(1.9)%	—%	—%	—%
Tax Reform	163.7%	—%	—%	—%
Other	(0.4)%	0.2%	—%	0.2%
Provision for income taxes	181.3%	33.2%	35.9%	(5.8)%
Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes.

The components of the Company's net deferred income tax liability as of December 31, 2017 and 2016 are as follows:

(in thousands)	December 31, 2017	December 31, 2016
Deferred tax assets:
Accrued liabilities and reserves	$50,712	$56,649
Tax loss and credit carryforwards	901,326	1,313,756
Postretirement benefits	11,574	19,373
Deferred revenue	56,487	52,058
Other	13,557	7,911
Total deferred tax assets	1,033,656	1,449,747
Valuation allowance	(16,730)	(10,948)
Deferred tax assets net of valuation allowance	$1,016,926	$1,438,799

Deferred tax liabilities:
Subscriber system assets	$(632,789)	$(734,327)
Intangible assets	(1,734,396)	(2,743,186)
Other	(23,235)	(76,196)
Total deferred tax liabilities	(2,390,420)	(3,553,709)
Net deferred tax liability	$(1,373,494)	$(2,114,910)
The valuation allowance for deferred tax assets relates to the uncertainty of the utilization of certain U.S. federal and state deferred tax assets. The Company believes that it is more likely than not that it will generate sufficient future taxable income to realize the tax benefits related to its remaining deferred tax assets, primarily net operating loss (“NOL”) carryforwards, on the Company’s Consolidated Balance Sheet.
As of December 31, 2017, the Company had approximately $3,712 million of U.S. Federal NOL carryforwards with expiration periods between 2018 and 2036. Although future utilization will depend on the Company’s actual profitability and the result of income tax audits, the Company anticipates that the majority of its NOL carryforwards will be fully utilized prior to expiration. Most of the Company’s U.S. Federal NOL carryforwards are subject to limitation due to “ownership changes,” which have occurred under Internal Revenue Code (the “Code”) Section 382. The Company does not, however, expect that this limitation will impact its ability to utilize its tax attributes. A valuation allowance has been recorded against the portion of the Company’s NOL that is not expected to be utilized prior to expiration or due to limitations.
Unrecognized Tax Benefits
As of December 31, 2017 and 2016, the Company had unrecognized tax benefits of $71 million and $102 million, respectively, all of which if recognized, would affect the effective tax rate. The Company recognized interest and penalties related to unrecognized tax benefits in income tax expense. Accrued interest and penalties related to the unrecognized tax benefits as of December 31, 2017 and 2016, were not material. All unrecognized tax benefits and related interest were presented as non-current in the Company’s Consolidated Balance Sheet as of December 31, 2017 and 2016.
The following is a rollforward of unrecognized tax benefits for the periods presented:

	Successor			Predecessor
(in thousands)	Year Ended December 31, 2017	Year Ended December 31, 2016	From Inception through December 31, 2015	Period from January 1, 2015 through June 30, 2015
Beginning balance	$101,550	$109	$150	$3,619
Gross increase related to prior year tax positions	70,040	(470)	(41)	(21)
Gross decrease related to prior year tax positions	(42,883)	—	—	—
Increases related to acquisitions	—	102,822	—	—
Decrease related to settlements with taxing authorities	(38,488)	—	—	—
Other changes not impacting the statement of operations	8,137	(911)	—	—
Change in rate due to U.S. Tax Reform	(27,026)	—	—	—
Ending balance	$71,330	$101,550	$109	$3,598

During the year ended December 31, 2017, the Company’s gross increases and decreases related to prior year tax positions are primarily associated with deductions claimed in the Company’s pre-separation from Tyco tax returns. The Company’s uncertain tax positions relate to tax years that are subject to audit by the taxing authorities in the U.S. federal, state and local, and foreign jurisdictions. Based on the current tax statutes and status of its income tax audits, the Company does not expect any significant portion of its remaining unrecognized tax benefits to be resolved in the next twelve months.
Open tax years in significant jurisdictions are as follows:

Jurisdiction	Years Open To Audit
Canada	2012 – 2016
United States	2009 – 2016
Tax Sharing Agreement and Other Income Tax Matters
In connection with the Separation from Tyco, now known as Johnson Controls International plc (and hereinafter referred to as “Tyco”), the Company entered into a tax sharing agreement (the “2012 Tax Sharing Agreement”) with Tyco and Pentair Ltd., formerly Tyco Flow Control International, Ltd. (“Pentair”) that governs the rights and obligations of The ADT Corporation, Tyco, and Pentair for certain pre-Separation from Tyco tax liabilities, including Tyco’s obligations under the tax sharing agreement among Tyco, Covidien Ltd. (“Covidien”), and TE Connectivity Ltd. (“TE Connectivity”) entered into in 2007 (the “2007 Tax Sharing Agreement”). The 2012 Tax Sharing Agreement provides that The ADT Corporation, Tyco, and Pentair will share (i) certain pre-Separation from Tyco income tax liabilities that arise from adjustments made by tax authorities to The ADT Corporation’s, Tyco’s, and Pentair’s U.S. and certain non-U.S. income tax returns, and (ii) payments required to be made by Tyco in respect to the 2007 Tax Sharing Agreement (collectively, “Shared Tax Liabilities”). Tyco will be responsible for the first $500 million of Shared Tax Liabilities. The ADT Corporation and Pentair will share 58% and 42%, respectively, of the next $225 million of Shared Tax Liabilities. The ADT Corporation, Tyco, and Pentair will share 27.5%, 52.5%, and 20.0%, respectively, of Shared Tax Liabilities above $725 million.
In addition, under the terms of the 2012 Tax Sharing Agreement, in the event the distribution of The ADT Corporation’s common shares to the Tyco shareholders (the “Distribution”), the distribution of Pentair common shares to the Tyco shareholders (the “Pentair Distribution” and, together with the Distribution, the “Distributions”), or certain internal transactions undertaken in connection therewith were determined to be taxable as a result of actions taken by The ADT Corporation, Pentair, or Tyco after the Distributions, the party responsible for such failure would be responsible for all taxes imposed on The ADT Corporation, Pentair or Tyco as a result thereof. Taxes resulting from the determination that the Distribution, the Pentair Distribution, or any internal transaction that were intended to be tax-free is taxable are referred to herein as “Distribution Taxes.” If such failure is not the result of actions taken after the Distributions by The ADT Corporation, Pentair, or Tyco, then The ADT Corporation, Pentair, and Tyco would be responsible for any Distribution Taxes imposed on The ADT Corporation, Pentair, or Tyco as a result of such determination in the same manner and in the same proportions as the Shared Tax Liabilities. The ADT Corporation has sole responsibility of any income tax liability arising as a result of Tyco’s acquisition of Broadview Security in May 2010, including any liability of Broadview Security under the tax sharing agreement between Broadview Security and The Brink’s Company, dated October 31, 2008 (collectively, “Broadview Tax Liabilities”). Costs and expenses associated with the management of Shared Tax Liabilities, Distribution Taxes, and Broadview Tax Liabilities will generally be shared 20.0% by Pentair, 27.5% by The ADT Corporation, and 52.5% by Tyco. The ADT Corporation is responsible for all of its own taxes that are not shared pursuant to the 2012 Tax Sharing Agreement’s sharing formulae. In addition, Tyco and Pentair are responsible for their tax liabilities that are not subject to the 2012 Tax Sharing Agreement’s sharing formulae.
The 2012 Tax Sharing Agreement also provides that, if any party defaults in its obligation to another party to pay its share of the distribution taxes that arise as a result of no party’s fault, each non-defaulting party is required to pay, equally with any other non-defaulting party, the amounts in default. In addition, if another party to the 2012 Tax Sharing Agreement that is responsible for all or a portion of an income tax liability defaults in its payment of such liability to a taxing authority, The ADT Corporation could be legally liable under applicable tax law for such liabilities and required to make additional tax payments. Accordingly, under certain circumstances, The ADT Corporation may be obligated to pay amounts in excess of its agreed-upon share of its, Tyco’s, and Pentair’s tax liabilities.
In conjunction with the Separation from Tyco, substantially all of Tyco’s outstanding equity awards were converted into like-kind awards of The ADT Corporation, Tyco, and Pentair. Pursuant to the terms of the 2012 Separation from Tyco and Distribution Agreement, each of the three companies is responsible for issuing its own shares upon employee exercises of stock option awards or vesting of restricted stock units. However, the 2012 Tax Sharing Agreement provides that any allowable compensation tax deduction for such awards is to be claimed by the employee’s current employer. The 2012 Tax Sharing Agreement requires the employer claiming a tax deduction for shares issued by the other companies to pay a percentage of the allowable tax deduction to the company issuing the equity. During the years ended December 31, 2017 and 2016, amounts recorded in connection with this arrangement were not material.
8. Commitments and Contingencies
Lease Obligations
The Company leases facilities, vehicles, and equipment that have various lease terms and maturities that extend out through 2026. Rent expense, including vehicles, was $70 million and $55 million for the years ended December 31, 2017 and 2016, respectively. Rent expense was $4 million and $3 million for the Successor and Predecessor 2015 Periods, respectively. Sublease income was not material for all years presented.
The following table provides a schedule of minimum lease payments under non-cancelable operating leases as of December 31, 2017 ($ in thousands):

2018	$60,379
2019	51,283
2020	40,303
2021	24,948
2022	16,414
Thereafter	16,643
209,970
Less sublease income	13,523
Total	$196,447
In addition to operating leases, the Company has commitments under capital leases for certain facilities and vehicles. Capital lease obligations were not material as of December 31, 2017.
Purchase Obligations
The following table provides a schedule of commitments related to agreements to purchase certain goods and services, including purchase orders, entered into in the ordinary course of business, as of December 31, 2017 ($ in thousands):

2018	$40,620
2019	6,708
Total	$47,328
In May 2017, the Company entered into an agreement with one of its suppliers for the purchase of certain security system equipment and components. Based on certain milestones in the agreement, the Company could potentially be required to make purchases in aggregate of up to $150 million over a multi-year period. As of December 31, 2017, the Company does not have any purchase obligation under this agreement.
Legal Proceedings
The Company is subject to various claims and lawsuits in the ordinary course of business, including from time to time, contractual disputes, employment matters, product and general liability claims, claims that the Company has infringed on the intellectual property rights of others, claims related to alleged security system failures, and consumer and employment class actions. In the ordinary course of business, the Company is also subject to regulatory and governmental examinations, information requests and subpoenas, inquiries, investigations, and threatened legal actions and proceedings. In connection with such formal and informal inquiries, the Company receives numerous requests, subpoenas, and orders for documents, testimony, and information in connection with various aspects of its activities. The Company has recorded accruals for losses that it believes are probable to occur and are reasonably estimable. While the ultimate outcome of these matters cannot be predicted with certainty, the Company believes that the resolution of any such proceedings (other than matters specifically identified below), will not have a material adverse effect on its financial position, results of operations, or cash flows.

Environmental Matters relating to ADT and Protection One
On October 25, 2013, ADT was notified by subpoena that the Office of the Attorney General of California, in conjunction with the Alameda County District Attorney, is investigating whether certain of ADT’s electronic waste disposal policies, procedures, and practices are in violation of the California Business and Professions Code and the California Health and Safety Code.  During 2016, Protection One was also notified by the same parties that it was subject to a similar investigation. Both the Protection One and ADT investigations are ongoing and the Company is attempting to coordinate joint handling of both investigations and is cooperating fully with the respective authorities. The Company believes its reserves are adequate for this matter.
Wireless Encryption Litigation relating to ADT
The Company is subject to five class action claims regarding wireless encryption in certain ADT security systems. Jurisdictionally, three of the five cases are in Federal Court (in districts within Illinois, Arizona, and California), and both of the remaining two cases are in Florida State Court (both in Palm Beach County Circuit Court). Each of the five plaintiffs brought a claim under the respective state’s consumer fraud statute alleging that The ADT Corporation made misrepresentations and material omissions in its advertising regarding the unencrypted wireless signal pathways in certain security systems monitored by The ADT Corporation. The complaints in all five cases further allege that certain security systems monitored by The ADT Corporation are not secure because the wireless signal pathways are unencrypted, and can be easily hacked. On January 10, 2017, the parties agreed to settle all five class action lawsuits. On October 16, 2017, the U.S. District Court for the Northern District of California entered an order granting preliminary approval of the settlement. Notice to class members was issued November 16, 2017, and the settlement is currently in the administration process. A fairness hearing regarding the settlement was conducted on February 1, 2018 and the Court has taken the matter under advisement and requested further submissions from the parties. The deadline for filing claims in the settlement has expired. The settlement administrator will not pay any claims until the Court has made a ruling regarding the fairness of the settlement. The Company believes its reserves are adequate for this matter.
TCPA Class Action relating to 2G-3G Radio Conversion Project
In August 2016, the Company was served with a class action complaint pending in the United States District Court for the Northern District of Georgia filed by a customer alleging that The ADT Corporation violated the Telephone Consumer Protection Act of 1991 (“TCPA”) by calling his cell phone, which was the only telephone number he provided to The ADT Corporation for his customer account, as part of The ADT Corporation’s efforts to communicate with customers affected by the Federal Communications Commission order allowing wireless carriers to sunset 2G wireless networks. Plaintiff seeks to represent a nationwide class of all The ADT Corporation customers who received such calls to their cell phones from 2013 to present. The premise of the plaintiff’s claim is that The ADT Corporation’s calls were telemarketing calls, which require a higher level of consent, and not transactional/business relationship calls because The ADT Corporation used the 2G transactional calls in an attempt to sell additional products and services. Plaintiff filed a motion for class certification. The ADT Corporation filed its opposition to class certification and further filed a motion for summary judgment in September 2017. The motions are fully briefed and are pending before the Court. The Company firmly disputes liability in this case.
Income Tax Matters
On September 28, 2012, Tyco distributed to its public stockholders The ADT Corporation’s common stock (the “Separation from Tyco”), and The ADT Corporation became an independent public company. In connection with the Separation from Tyco in September 2012, The ADT Corporation entered into 2012 Tax Sharing Agreement that governs the rights and obligations of The ADT Corporation, Tyco, and Pentair Ltd. for certain pre-Separation from Tyco tax liabilities, including Tyco’s obligations under the 2007 Tax Sharing Agreement among Tyco, Covidien, now operating as a subsidiary of Medtronic, and TE Connectivity. The ADT Corporation is responsible for all of its own taxes that are not shared pursuant to the 2012 Tax Sharing Agreement’s sharing formulae. Tyco and Pentair Ltd. are likewise responsible for their tax liabilities that are not subject to the 2012 Tax Sharing Agreement’s sharing formulae. Tyco has the right to administer, control, and settle all U.S. income tax audits for the periods prior to and including the Separation from Tyco.
On May 31, 2016, the U.S. Tax Court entered decisions consistent with the Stipulation of Settled Issues that settled all matters on appeal with respect to audit cycles 1997 through 2007. As a result, Tyco has resolved all aspects of the disputes with respect to these audit cycles before the U.S. Tax Court and before the Appeals Division of the IRS for audit cycles 1997 through 2007. The resolution did not have a material impact on the Company’s financial position, results of operations, or cash flows.
During 2015, the IRS concluded its field examination of certain of Tyco’s U.S. federal income tax returns for the 2008 and 2009 tax years of Tyco and its subsidiaries. Tyco received Revenue Agents’ Reports (the “2008- 2009 RARs”) proposing adjustments to certain Tyco entities’ previously filed tax return positions, including the predecessor to The ADT Corporation, relating primarily to certain intercompany debt. In response, Tyco filed a formal, written protest with the IRS Office of Appeals requesting review of the 2008-2009 RARs. During the first quarter of 2017, Tyco successfully resolved the dispute with the IRS. This resolution did not have a material impact on the Company’s financial position, results of operations, and cash flows.
Any matters arising as a result of the current 2010-2012 IRS audit, the Company’s share of the collective liability, if any, would be determined pursuant to the 2012 Tax Sharing Agreement. In accordance with the 2012 Tax Sharing Agreement, Tyco is responsible for the first $500 million of tax, interest, and penalties assessed against pre-2013 tax years including its 27% share of the tax, interest, and penalties assessed for periods prior to Tyco’s 2007 spin-off transaction. In addition to the Company’s share of cash taxes pursuant to the 2012 Tax Sharing Agreement, the Company’s NOL and credit carryforwards may be significantly reduced or eliminated by audit adjustments to pre-2013 tax periods. NOL and credit carryforwards may be reduced prior to incurring any cash tax liability, and will not be compensated for under the tax sharing agreement. The Company believes that its income tax reserves and the liabilities recorded in the Consolidated Balance Sheet for the 2012 Tax Sharing Agreement continue to be appropriate. However, the ultimate resolution of these matters is uncertain, and if the IRS were to prevail, it could have a material adverse impact on the Company’s financial position, results of operations, and cash flows, potentially including a significant reduction in or the elimination of the Company’s available NOL and credit carryforwards generated in pre-Separation from Tyco periods. Further, to the extent The ADT Corporation is responsible for any liability under the 2012 Tax Sharing Agreement, there could be a material impact on its financial position, results of operations, cash flows, or its effective tax rate in future reporting periods.
During the third quarter of 2017, the Company was notified by the IRS of its intent to disallow amortization deductions claimed on the Company’s $987 million trademark. The Company intends to challenge this decision before the Appeals Division of the IRS. If the Company were to lose the dispute, it would result in minimal cash tax liabilities to ADT, no impact to the Company’s Statement of Operations, but material loss to the Company’s NOL deferred tax assets. The Company strongly disagrees with the IRS’s position and maintains that the deductions claimed are appropriate. The Company intends to vigorously defend its originally filed tax return position.
Other liabilities in the Company’s Consolidated Balance Sheets as of December 31, 2017 and 2016 include $2 million and $11 million, respectively, related to The ADT Corporation’s obligations under certain tax related agreements entered into in conjunction with the Separation from Tyco. The maximum amount of potential future payments is not determinable as such payments relate to unknown conditions and future events that cannot be predicted.
9. Derivative Financial Instruments
During the year ended December 31, 2017, the Company entered into interest rate swap contracts with a notional amount of $1,000 million to economically hedge future cash flows associated with a portion of its variable-rate debt under its First Lien Credit Facilities. The Company did not apply hedge accounting to these derivative financial instruments and all changes in fair market value were recorded to interest expense, net in the Consolidated Statements of Operations.
During the year ended December 31, 2016, the Company held interest rate swap contracts with varying counterparties to hedge forecasted cash flows in connection with the ADT Acquisition (“2016 Derivatives”). Additionally, in connection with the ADT Acquisition, the Company acquired $47 million of derivative assets related to The ADT Corporation interest rate swap transactions that were previously used to hedge certain of The ADT Corporation’s outstanding debt. The Company did not apply hedge accounting to these derivative financial instruments and all changes in fair market value were recorded to other income (expense) in the Consolidated Statements of Operations.
In addition, the Company terminated the 2016 Derivatives and received approximately $42 million in net proceeds, which are reflected in the proceeds from the settlement of derivative contracts, net in the investing activities section on the Consolidated Statement of Cash Flows for the year ended December 31, 2016. There was an immaterial impact to the Consolidated Statement of Operations as a result of the settlements.
10. Restructuring
The Company has identified and pursued opportunities for cost savings through restructuring activities and workforce reductions to improve operating efficiencies, including certain restructuring actions entered into in connection with the ADT Acquisition. The Company incurred certain expenses related to facility exits and employee severance and other employee benefits as a direct result of these restructuring efforts. These charges are reflected in merger, restructuring, integration, and other costs in the Consolidated Statements of Operations for the years ended December 31, 2017 and 2016, respectively.
The Company had accrued restructuring liabilities of $9 million and $11 million as of December 31, 2017 and 2016, respectively. During the year ended December 31, 2017, the Company incurred restructuring charges of $22 million that are primarily related to employee severance in connection with the continued integration of The ADT Corporation business. Restructuring payments during the year ended December 31, 2017 were $25 million.

For the year ended December 31, 2016, the Company incurred restructuring charges of $54 million, which were primarily related to severance of certain former executives and employees of The ADT Corporation in connection with the ADT Acquisition. Restructuring payments during the year ended December 31, 2016 were $52 million.
11. Retirement Plans
Defined Contribution Plans
The Company maintains several qualified defined contribution plans, which include 401(k) matching programs in the U.S., as well as similar matching programs outside the U.S. related to the Company’s Canadian operations. Expense for the defined contribution plans is computed as a percentage of participants’ compensation and was $29 million and $18 million for the years ended December 31, 2017 and 2016, respectively, and $1 million and $1 million for the Successor and Predecessor 2015 periods, respectively.
Defined Benefit Plans
The Company has retirement obligations that were assumed in connection with the ADT Acquisition. These retirement obligations relate to ADT’s defined benefit plans, which provide a defined benefit pension plan and certain other postretirement benefits to certain employees. The Company measures its retirement plans as of year end. These plans were frozen prior to The ADT Corporation’s Separation from Tyco and are not material to the Company’s consolidated financial statements.  As of December 31, 2017 and 2016, the fair values of pension plan assets were $68 million and $60 million, respectively, and the fair values of projected benefit obligations in aggregate were $93 million and $88 million, respectively. As a result, the plans were underfunded by approximately $25 million and $28 million at December 31, 2017 and 2016, respectively, and were recorded as a net liability in the Consolidated Balance Sheet as of December 31, 2017 and 2016. Net periodic benefit cost associated with these plans was not material for the years ended December 31, 2017 and 2016.
Deferred Compensation Plan
Following the ADT Acquisition, the Company maintains the ADT nonqualified Supplemental Savings and Retirement Plan (“SSRP”), which permits eligible employees to defer a portion of their compensation. A record keeping account is set up for each participant and the participant chooses from a variety of measurement funds for the deemed investment of their accounts. The measurement funds correspond to a number of funds in the Company’s 401(k) plan and the account balance fluctuates with the investment returns on those funds. Deferred compensation liabilities were $19 million and $23 million as of December 31, 2017 and 2016, respectively. Deferred compensation expense was $4 million and $2 million for the years ended December 31, 2017 and 2016, respectively.
12. Share-Based Compensation
Equity Compensation Plans
In 2016, the Company approved its 2016 Equity Incentive Plan, which provides for the issuance of non-qualified stock options and a special opportunity bonus to various employees of the Company. The Company records share-based compensation expense on options subject to time-based vesting. In addition, the Company records share-based compensation expense on certain Class B Unit awards granted to employees by Ultimate Parent (“Class B Units”). Share-based compensation expense is included in selling, general and administrative expenses in the Consolidated Statements of Operations. For the years ended December 31, 2017 and 2016, and Successor period from Inception through December 31, 2015, share-based compensation expense was $11 million, $5 million, and $2 million respectively.
In January 2018, the Company approved its 2018 Omnibus Incentive Plan, which became effective upon consummation of the IPO. The Company does not expect to issue additional share-based compensation awards under the 2016 Equity Incentive Plan.
Option Awards
In 2016, the Company authorized an initial 25 million options under the 2016 Equity Incentive Plan. The following discussion on options takes into account the Stock Split that occurred on January 4, 2018. Refer to Note 1 “Basis of Presentation” for further discussion.

The option awards issued under the 2016 Equity Incentive Plan are subject to time-based and performance-based vesting conditions, with half of the options issued subject to ratable time-based vesting over a five-year period, and the other half subject to the achievement of certain investment return thresholds by Apollo. The Company records share-based compensation expense related to the time-based options. As of December 31, 2017, the Company has not recorded any share-based compensation expense related to the performance-based options as the achievement of certain vesting conditions is not yet deemed probable.
The fair value of the options is measured at the grant date and is recognized as compensation expense over the requisite service period. The grant date fair value was determined using a Black-Scholes valuation approach with the following assumptions:

	Year Ended December 31, 2017	Year Ended December 31, 2016
Risk-free interest rate	1.07% - 1.61%	0.93% - 1.58%
Expected exercise term (years)	1.20 - 4.00	1.50 - 4.00
Expected dividend yield	—%	—%
Expected volatility	45% - 50%	40% - 55%
The weighted-average grant date fair value of all options granted during the years ended December 31, 2017 and 2016 was $1.93 per share and $1.94 per share, respectively.
The following table summarizes stock option activity under the 2016 Equity Incentive Plan for the year ended December 31, 2017:

	Number of Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2016	3,193,900	$6.59
Granted	1,991,664	7.08
Exercised	(4,203)	6.59
Canceled	(338,534)	6.63
Outstanding as of December 31, 2017	4,842,827	$6.79
The following table sets forth the vested and unvested outstanding stock options under the 2016 Equity Incentive Plan as of December 31, 2017:

	Number of Options	Weighted-Average Exercise Price
Vested stock options (time-based vesting)	288,105	$6.59
Unvested stock options (time-based vesting)	2,115,565	6.81
Unvested stock options (performance-based vesting)	2,439,157	6.78
Total	4,842,827	$6.79
As of December 31, 2017, total unrecognized compensation cost related to the options subject to time-based vesting conditions was $5 million, which will be recognized over a period of 3.8 years. As of December 31, 2017, total unrecognized compensation cost related to the options subject to performance-based vesting conditions was approximately $3 million.
Class B Units
Ultimate Parent has authorized Class B Units that represent the right to share a portion of the value appreciation on the initial member capital contribution. As of December 31, 2017, a total of 25 million Class B Units have been authorized.
The Class B Units are subject to time-based and performance-based vesting conditions, with half of the Class B Units issued subject to ratable time-based vesting over a five-year period (“Service Tranche”), and the other half subject to the achievement of certain investment return thresholds by Apollo (“Performance Tranche”).
The fair value of the Class B Units is measured at the grant date and is recognized as share-based compensation expense over the requisite service period. Share-based compensation expense related to the Service Tranche was $9 million and $5 million for the years ended December 31, 2017 and 2016, respectively. Share-based compensation expense was not material for the

Successor period from Inception through December 31, 2015. The Company has not recorded any share-based compensation expense related to the Performance Tranche, as the achievement of certain vesting conditions is not yet deemed probable.
The grant date fair value was determined using a Black-Scholes valuation approach with the following assumptions:

Successor
	Year Ended December 31, 2017	Year Ended December 31, 2016	From Inception through December 31, 2015
Risk-free interest rate	1.07% - 1.61%	0.76% - 1.58%	0.59% - 1.39%
Expected exercise term (years)	1.20 - 4.00	1.50 - 4.00	1.75 - 4.00
Expected dividend yield	—%	—%	—%
Expected volatility	45% - 50%	40% - 55%	60%
The weighted-average grant date fair values of Class B Units granted in 2017, 2016, and during the Successor period from Inception through December 31, 2015 were $4.07, $3.85, and $3.16, respectively.
The following table summarizes the Class B Units activity for the year ended December 31, 2017:

	Number of Class B Units	Weighted-Average Grant Date Fair Value
As of December 31, 2016	20,078,692	$3.63
Granted	180,556	4.07
Canceled	(362,891)	3.74
As of December 31, 2017	19,896,357	$3.63
As of December 31, 2017, total unrecognized share-based compensation expense related to the Service Tranche was $29 million, which will be recognized over a period of 3.1 years. In January 2018, upon consummation of the IPO, any unrecognized share-based compensation expense related to the Service Tranche will be recognized over a period of six months in accordance with the terms of the awards. As of December 31, 2017, total unrecognized share-based compensation expense related to the Performance Tranche was approximately $39 million. As of December 31, 2017, 2.7 million Service Tranche Class B Units have vested.
Redemption of Class B Units in Connection with IPO
In January 2018, simultaneously with the consummation of the IPO, each holder of Class B Units in Ultimate Parent had his or her entire Class B interest in Ultimate Parent redeemed in full for the number of shares of the Company’s common stock that would have been distributed to such holder under the terms of Ultimate Parent’s operating agreement if Ultimate Parent were to distribute to its partners in-kind all of the shares of the common stock that it holds, valuing such shares at the IPO price, in a hypothetical liquidation on the date of the IPO. All vesting terms remained the same after the redemption. The Company is currently evaluating the financial statement impact from the redemption of the Class B Units.
Predecessor
The Predecessor had no share-based compensation arrangements of its own. However, profit interest awards were issued to certain employees (“Profit Interest Awards”). No Profit Interest Awards were granted during the Predecessor period January 1, 2015 through June 30, 2015. The Predecessor accounted for the Profit Interest Awards using the Black-Scholes option-pricing model to determine the fair value.
All Profit Interest Awards became fully vested upon consummation of the Protection One Acquisition when it met certain criterion that qualified it as a sale or liquidation. The Predecessor recorded share-based compensation expense of $1 million for the Predecessor period January 1, 2015 through June 30, 2015.

13. Equity
Discussions below have been adjusted to reflect the stock split that occurred on January 4, 2018 in connection with the IPO. Refer to Note 1 “Basis of Presentation” for further discussion.
Common Stock Authorized and Outstanding
The Company has 3,999,000,000 shares of $0.01 par value common stock authorized, of which shares of 641,118,571 and 641,046,968 were outstanding as of December 31, 2017 and December 31, 2016, respectively.
Common Stock Activity
During the year ended December 31, 2017, the Company had the following activity relating to its common stock:

•	The Company issued 67,400 shares of common stock to Ultimate Parent for total proceeds of approximately $490 thousand.

•	The Company issued 4,203 shares of common stock to former employees upon such former employees’ exercise of vested options.
Equity Contributions
During the year ended December 31, 2016, as a result of the ADT Acquisition, the Company received equity proceeds in the amount of $3,571 million, net of issuance costs, which resulted from equity issuances by the Company and Ultimate Parent to the Company’s Sponsor and certain other investors. In addition, Ultimate Parent issued the Warrants, which proceeds of $91 million were contributed by Ultimate Parent in the form of common equity to the Company, net of $4 million in issuance costs. The Company also received $4 million in equity contributions from certain management investors during the fourth quarter of 2016. These contributions are reflected in the Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2016.
In addition, during the year ended December 31, 2015, the Company received equity proceeds in the amount of $755 million from Apollo and the Predecessor’s management as a result of the Formation Transactions, which is reflected in the Consolidated Statement of Stockholder’s Equity for the period from Inception through December 31, 2015.
Dividends
During the year ended December 31, 2017, the Company paid $750 million of dividends (or $1.17 per share) to the Company’s equity holders and Ultimate Parent, which primarily includes distributions to the Company’s Sponsor. Such dividends are presented on the Consolidated Statements of Shareholders’ Equity for the year ended December 31, 2017.
Accumulated Other Comprehensive Loss
During the year ended December 31, 2017, the Company did not record any material reclassifications out of accumulated other comprehensive loss. The components of accumulated other comprehensive loss reflected on the Consolidated Balance Sheets as of December 31, 2017 and 2016 are as follows:

(in thousands)	Currency Translation Adjustments	Deferred Pension Gains	Accumulated Other Comprehensive Loss
Balance as of December 31, 2015	$—	$—	$—
Pre-tax current period change	(30,663)	3,433	(27,230)
Income tax expense	—	(1,277)	(1,277)
Balance as of December 31, 2016	(30,663)	2,156	(28,507)
Pre-tax current period change	25,889	1,115	27,004
Income tax expense	(2,169)	(335)	(2,504)
Balance as of December 31, 2017	$(6,943)	$2,936	$(4,007)

14. Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) attributable to common shares by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net income (loss) per share is calculated by dividing net income (loss) available to common stockholders by the diluted weighted average number of common shares outstanding for the period. Diluted net income (loss) per share would reflect the potential dilutive effect of common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of the diluted net income (loss) per share calculation, stock options with performance-based conditions of approximately 2.4 million and 1.6 million shares for the years ended December 31, 2017 and 2016, respectively, were excluded from the calculation of diluted net income (loss) per share as the performance condition on these awards were not met in these periods. In addition, there were no material anti-dilutive stock options during the years ended December 31, 2017 and 2016. There were no stock options were issued or outstanding in the periods from Inception through December 31, 2015 and January 1, 2015 through June 30, 2015, respectively.
The computations of basic and diluted net income (loss) per share for the periods presented are as follows:

	Successor			Predecessor
(in thousands, except per share amounts)	Year Ended December 31, 2017	Year Ended December 31, 2016	From Inception through December 31, 2015	Period from January 1, 2015 through June 30, 2015
Numerator:
Net income (loss)	$342,627	$(536,587)	$(54,253)	$(18,591)
Denominator:
Basic weighted-average shares outstanding	641,074	640,725	640,723	0.1
Dilutive effect of stock options	—	—	N/A	N/A
Diluted weighted-average shares outstanding	641,074	640,725	640,723	0.1

Net income (loss) per share:
Basic	$0.53	$(0.84)	$(0.08)	$(185,910)
Diluted	$0.53	$(0.84)	$(0.08)	$(185,910)
15. Geographic Data
Revenue by geographic area for the periods presented was as follows:

	Successor			Predecessor
(in thousands)	Year Ended December 31, 2017	Year Ended December 31, 2016	From Inception through December 31, 2015	Period from January 1, 2015 through June 30, 2015
United States	$4,076,420	$2,791,233	$311,567	$237,709
Canada	239,082	158,533	—	—
Total Revenue	$4,315,502	$2,949,766	$311,567	$237,709
Revenues are attributed to individual countries based upon the operating entity that records the transaction.
Long-lived assets, which are comprised of subscriber system assets, net and property and equipment, net located in the United States approximate 95% of total long-lived assets as of December 31, 2017 and 2016, respectively, with the remainder residing in Canada.
16. Related Party Transactions
Management Consulting Agreement
In connection with the ADT Acquisition, Apollo Management Holdings, L.P., an affiliate of the Company’s Sponsor (the “Management Service Provider”) entered into a management consulting agreement with the Company (the “Management Consulting Agreement”) relating to the provision of certain management consulting and advisory services to the Company following the ADT Acquisition. In exchange for the provision of such services, the Company is required to pay the Management Service Provider $5 million each quarter.
Fees under the Management Consulting Agreement were $20 million and $13 million for the years ended December 31, 2017 and 2016, respectively. These costs are included in selling, general and administrative expenses in the Consolidated Statements of Operations.
In January 2018, in connection with the completion of the IPO, this agreement was terminated in accordance with its terms.
Transaction Fee Agreement
Apollo Global Securities, LLC, an affiliate of the Company’s Sponsor (the “Service Provider”) entered into a transaction fee agreement with the Company (the “Transaction Fee Agreement”), relating to the provision of certain structuring, financial, investment banking, and other similar advisory services by the Service Provider to the Company, in connection with the ADT Acquisition and future transactions. During the second quarter of 2016, the Company paid the Service Provider a one-time transaction fee of $65 million in the aggregate in exchange for services rendered in connection with structuring, arranging the financing, and performing other services in connection with the ADT Acquisition. This transaction fee is reflected in merger, restructuring, integration, and other costs in the Consolidated Statements of Operations for the year ended December 31, 2016.
Participation of the Company’s Sponsor in the Issuance of the Prime Notes
An affiliate of the Sponsor purchased $4 million of the Prime Notes upon their issuance on May 2, 2016. All of such Prime Notes have been sold by such affiliate in 2016.
Koch
In connection with the ADT Acquisition, the Company issued the Koch Preferred Securities, and Ultimate Parent issued the Warrants, to the Koch Investor for an aggregate amount of $750 million. Of this amount, $659 million, net of issuance costs of $27 million, was allocated to the Koch Preferred Securities and reflected as a liability in the Consolidated Balance Sheet. The remaining $91 million in proceeds was allocated to the Warrants and was contributed by Ultimate Parent in the form of common equity to the Company, net of $4 million in issuance costs.
The Company paid cash dividends of $41 million and $53 million to meet the dividend obligation associated with the Koch Preferred Securities to the Koch Investor during the years ended December 31, 2017 and 2016, respectively. These costs are reflected in interest expense in the Consolidated Statements of Operations.
Additionally, the Company incurred fees of $64 million for the year ended December 31, 2017 in connection with the February and June 2017 amendments and restatements to the First Lien Credit Agreement and the payment of the Special Dividend. Of this amount, $45 million of structuring fees was paid to the Koch Investor. Refer to Note 5 “Debt” and Note 6 “Mandatorily Redeemable Preferred Securities” for further discussion.
Other Fees
During the year ended December 31, 2017, the Company paid $750 million of dividends to the Company’s equity holders and Ultimate Parent, which primarily includes distributions to its Sponsors. Such dividends are presented on the Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2017. Refer to Note 13 “Equity” for further discussion.
During the year ended December 31, 2017, the Company paid approximately $980 thousand to the Service Provider related to the February and June 2017 amendments and restatements to the First Lien Credit Agreement. These expenses are reflected in selling, general and administrative expenses in the Consolidated Statement of Operations for the year ended December 31, 2017. Similar fees paid to the Service Provider related to amendments and restatements of the First Lien Credit Agreement during the year ended December 31, 2016 were not material.
Additionally, during the second quarter of 2016, the Company paid various structuring fees associated with the ADT Acquisition, primarily to the Service Provider in the amount of $9 million, which are reflected in merger, restructuring, integration, and other costs in the Consolidated Statement of Operations for the year ended December 31, 2016.
In addition, in connection with the Formation Transactions, the Company incurred expenses of $10 million with the Service Provider. These expenses are reflected in merger, restructuring, integration, and other costs in the Consolidated Statements of Operations for the Successor period ended December 31, 2015.

During the Predecessor period ended June 30, 2015, the Predecessor had a Professional Services Agreement with GTCR, which required Predecessor to pay GTCR a management fee as well as certain reimbursements for out-of-pocket expenses incurred in connection with the management services provided under a professional services agreement. The management fees were not material for the Predecessor period ended June 30, 2015.
17. Quarterly Financial Data
The following table presents quarterly financial data for the periods presented ($ in thousands, except per share data):

	For the Quarters Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Total Revenue	$1,059,228	$1,067,780	$1,082,962	$1,105,532
Operating income	5,534	89,627	92,251	95,027
Net income (loss)	(140,875)	(92,656)	(62,030)	638,188
Net income (loss) per share:
Basic	$(0.22)	$(0.14)	$(0.10)	$1.00
Diluted	$(0.22)	$(0.14)	$(0.10)	$0.99

	For the Quarters Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Total Revenue	$170,419	$690,688	$1,037,507	$1,051,152
Operating income (loss)	(1,602)	(332,579)	29,852	75,014
Net loss	(22,931)	(337,294)	(91,417)	(84,945)
Net loss per share:
Basic	$(0.04)	$(0.53)	$(0.14)	$(0.13)
Diluted	$(0.04)	$(0.53)	$(0.14)	$(0.13)
Tax Reform—The fourth quarter of 2017 net income was impacted by the recognition of income tax amounts associated with Tax Reform, which impacts quarter over quarter and year over year comparability. Refer to Note 7 “Income Taxes” for further discussion.
Acquisitions—During the second quarter of 2016, the Company acquired The ADT Corporation. The operating results of The ADT Corporation have been included from the date of the acquisition and impact quarter over quarter and year over year comparability. Refer to Note 3 “Acquisitions” for further discussion.

Note 18. Condensed Financial Information of Registrant
ADT INC.
(PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS
(in thousands)

	December 31, 2017	December 31, 2016
Assets
Current Assets:
Prepaid expenses and other current assets	$5,551	$—
Total current assets	5,551	—
Investment in subsidiaries	4,110,010	4,438,667
Total Assets	$4,115,561	$4,438,667
Liabilities and Stockholders' Equity
Mandatorily redeemable preferred securities	$682,449	$633,691
Total Stockholders' Equity	3,433,112	3,804,976
Total Liabilities and Stockholders' Equity	$4,115,561	$4,438,667
The accompanying note is an integral part of these condensed financial statements

ADT INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME LOSS
(in thousands, except share data)

	Year Ended December 31, 2017	Year Ended December 31, 2016	From Inception through December 31, 2015
Selling, general and administrative expenses	$(45,000)	$—	$—
Operating loss	(45,000)	—	—
Interest expense, net	(89,775)	(54,907)	—
Equity in net income (loss) of subsidiaries	451,901	(481,680)	(54,253)
Income (loss) before income taxes	317,126	(536,587)	(54,253)
Income tax benefit	25,501	—	—
Net income (loss) and total comprehensive income (loss)	$342,627	$(536,587)	$(54,253)

Net income (loss) per share:
Basic	$0.53	$(0.84)	$(0.08)
Diluted	$0.53	$(0.84)	$(0.08)
Weighted average number of shares:
Basic	641,074	640,725	640,723
Diluted	641,074	640,725	640,723
The accompanying note is an integral part of these condensed financial statements
A statement of cash flows has not been presented as ADT Inc. parent company did not have any cash as of, or any point in time during the years ended December 31, 2017 and 2016, or the period from Inception through December 31, 2015.

Note to Condensed Financial Statements (Parent Company Only)
Basis of Presentation
These condensed parent-company-only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of the subsidiaries of ADT Inc. (as defined in Rule 4-08(e)(3) of Regulation S-X) exceed 25% of the consolidated net assets of the company. The ability of ADT Inc.’s operating subsidiaries to pay dividends may be restricted due to the terms of the subsidiaries’ First Lien Credit Agreement and indenture. Refer to Note 5 “Debt” for further discussion on restrictions.
These condensed parent-company-only financial statements have been prepared using the same accounting principles and policies described in Note 2 “Summary of Significant Accounting Policies,” with the only exception being that the parent company accounts for its subsidiaries using the equity method of accounting. These condensed parent-company-only financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes thereto.
Note 19. Subsequent Events
Stock Split and Initial Public Offering Related Matters
Refer to Note 1 “Basis of Presentation” for a discussion regarding the Stock Split, the Company’s completion of an IPO in January 2018, and the related use of proceeds from the IPO. In addition, refer to Note 12 “Share-Based Compensation” for a discussion regarding the redemption of the Class B Units in Ultimate Parent in connection with IPO.
Common Stock Dividend
On March 15, 2018, the Company’s board of directors declared a cash dividend of $0.035 per share to common stockholders of record on March 26, 2018. This dividend will be paid on April 5, 2018.

ADT INC. AND SUBSIDIARIES (SUCCESSOR) AND
PROTECTION ONE, INC. AND SUBSIDIARIES (PREDECESSOR)
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Successor			Predecessor
(thousands)	December 31, 2017	December 31, 2016	From Inception through December 31, 2015	Period from January 1, 2015 through June 30, 2015
Allowance for Doubtful Accounts:
Beginning balance	$28,109	$1,498	$—	$5,692
Additions charged to income	54,074	37,407	2,141	862
Deductions	(48,141)	(10,796)	(643)	(1,027)
Ending balance	$34,042	$28,109	$1,498	$5,527