Form 10-Q
period 2018-03-31
ADT Inc.
filed 2018-05-09
CIK 1703056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock, $0.01 par value, was 750,451,249 (excluding 16,381,316 unvested shares of common stock) as of May 3, 2018.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
Assets
Current Assets:
Cash and cash equivalents	$258,195	$122,899
Current portion of restricted cash and cash equivalents	3,883	3,883
Accounts receivable trade, less allowance for doubtful accounts of $35,358 and $34,042, respectively	151,350	148,822
Inventories	82,564	85,672
Work-in-progress	23,291	21,252
Prepaid expenses and other current assets	102,349	73,358
Total current assets	621,632	455,886
Property and equipment, net	327,823	332,445
Subscriber system assets, net	2,890,645	2,892,683
Intangible assets, net	7,715,553	7,856,775
Goodwill	5,078,370	5,070,586
Deferred subscriber acquisition costs, net	342,913	282,478
Noncurrent restricted cash and cash equivalents	750,000	—
Other assets	131,988	123,967
Total Assets	$17,858,924	$17,014,820

Liabilities and Stockholders' Equity
Current Liabilities:
Current maturities of long-term debt	$48,519	$48,060
Accounts payable	200,853	187,695
Deferred revenue	319,192	309,157
Accrued expenses and other current liabilities	410,646	351,340
Total current liabilities	979,210	896,252
Long-term debt	9,527,952	10,121,126
Mandatorily redeemable preferred securities—authorized 1,000,000 shares Series A of $0.01 par value; issued and outstanding 750,000 shares as of March 31, 2018 and December 31, 2017	708,111	682,449
Deferred subscriber acquisition revenue	413,317	368,669
Deferred tax liabilities	1,381,723	1,376,708
Other liabilities	124,975	136,504
Total Liabilities	13,135,288	13,581,708

Commitments and contingencies (See Note 8)

Stockholders' Equity:
Common stock—authorized 3,999,000,000 shares of $0.01 par value; issued and outstanding shares of 766,843,596 and 641,118,571 as of March 31, 2018 and December 31, 2017, respectively	1,052	2
Additional paid-in capital	5,890,377	4,435,329
Accumulated deficit	(1,148,059)	(998,212)
Accumulated other comprehensive loss	(19,734)	(4,007)
Total Stockholders' Equity	4,723,636	3,433,112
Total Liabilities and Stockholders' Equity	$17,858,924	$17,014,820
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	For the Three Months Ended
	March 31, 2018	March 31, 2017
Monitoring and related services	$1,017,292	$997,648
Installation and other	99,156	61,580
Total revenue	1,116,448	1,059,228
Cost of revenue (exclusive of depreciation and amortization shown separately below)	248,394	218,705
Selling, general and administrative expenses	304,970	353,255
Depreciation and intangible asset amortization	483,676	460,929
Merger, restructuring, integration, and other costs	8,023	20,805
Operating income	71,385	5,534
Interest expense, net	(174,333)	(181,061)
Loss on extinguishment of debt	(61,597)	(900)
Other (expense) income	(460)	3,987
Loss before income taxes	(165,005)	(172,440)
Income tax benefit	7,568	31,565
Net loss	$(157,437)	$(140,875)

Net loss per share:
Basic and diluted	$(0.22)	$(0.22)

Weighted-average number of shares:
Basic and diluted	728,579	641,047

Cash dividends declared per common share	$0.035	$0.858

See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	For the Three Months Ended
	March 31, 2018	March 31, 2017
Net loss	$(157,437)	$(140,875)
Other comprehensive (loss) income:
Foreign currency translation and other	(15,727)	3,369
Total other comprehensive (loss) income, net of tax	(15,727)	3,369
Comprehensive loss	$(173,164)	$(137,506)
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of December 31, 2017	641,119	$2	$4,435,329	$(998,212)	$(4,007)	$3,433,112
Adoption of accounting standard, net of tax	—	—	—	34,430	—	34,430
Common stock issued for initial public offering proceeds, net of related fees	105,000	1,050	1,404,814	—	—	1,405,864
Other comprehensive loss, net of tax	—	—	—	—	(15,727)	(15,727)
Net loss	—	—	—	(157,437)	—	(157,437)
Dividends	—	—	—	(26,840)	—	(26,840)
Share-based compensation expense	20,725	—	49,288	—	—	49,288
Other	—	—	946	—	—	946
Balance as of March 31, 2018	766,844	$1,052	$5,890,377	$(1,148,059)	$(19,734)	$4,723,636
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Three Months Ended
	March 31, 2018	March 31, 2017
Cash Flows from Operating Activities:
Net loss	$(157,437)	$(140,875)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and intangible asset amortization	483,676	460,929
Amortization of deferred subscriber acquisition costs	12,847	9,840
Amortization of deferred subscriber acquisition revenue	(16,765)	(8,639)
Share-based compensation expense	49,288	2,425
Deferred income taxes	(5,738)	(35,235)
Provision for losses on accounts receivable and inventory	13,385	12,734
Loss on extinguishment of debt	61,597	900
Other non-cash items, net	498	23,595
Changes in operating assets and liabilities, net of the effects of acquisitions:
Deferred subscriber acquisition costs	(42,849)	(41,726)
Deferred subscriber acquisition revenue	61,804	59,932
Other, net	44,268	68,126
Net cash provided by operating activities	504,574	412,006
Cash Flows from Investing Activities:
Dealer generated customer accounts and bulk account purchases	(159,607)	(143,688)
Subscriber system assets	(137,957)	(152,123)
Capital expenditures	(33,246)	(33,874)
Acquisition of businesses, net of cash acquired	(36,214)	—
Other investing	213	21,435
Net cash used in investing activities	(366,811)	(308,250)
Cash Flows from Financing Activities:
Proceeds from initial public offering, net of fees	1,409,934	—
Proceeds from long-term borrowings	—	933,977
Repayment of long-term borrowings, including call premiums	(661,873)	(286,555)
Dividends	—	(550,000)
Other financing	(141)	(824)
Net cash provided by financing activities	747,920	96,598

Effect of currency translation on cash	(387)	24

Net increase in cash and cash equivalents and restricted cash	885,296	200,378
Cash, cash equivalents and restricted cash at beginning of period	126,782	90,893
Cash, cash equivalents and restricted cash at end of period	$1,012,078	$291,271
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation and Summary of Significant Accounting Policies
Nature of Business—ADT Inc. (“ADT Inc.”), a company incorporated in the state of Delaware, and its wholly owned subsidiaries (collectively, the “Company”), are principally engaged in the sale, installation, servicing, and monitoring of electronic home and business security and automation systems in the United States (or “U.S.”) and Canada. Prior to September 2017, ADT Inc. was named Prime Security Services Parent Inc. ADT Inc. is majority-owned by Prime Security Services TopCo Parent, L.P. (“Ultimate Parent”). Ultimate Parent is owned by Apollo Investment Fund VIII, L.P. and related funds that are directly or indirectly managed by Apollo Global Management, LLC, its subsidiaries and its affiliates (“Apollo” or the “Sponsor”), and management investors.
Basis of Presentation—The condensed consolidated financial statements include the accounts of ADT Inc. and its wholly owned subsidiaries, and have been prepared in U.S. dollars in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The condensed consolidated financial statements included herein are unaudited, but in the opinion of management, such financial statements include all adjustments, consisting of normal recurring adjustments, necessary to summarize fairly the Company’s financial position, results of operations, and cash flows for the interim periods presented. The interim results reported in these condensed consolidated financial statements should not be taken as indicative of results that may be expected for future interim periods or the full year. For a more comprehensive understanding of the Company and its condensed consolidated financial statements, these interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 15, 2018.
The Condensed Consolidated Balance Sheet as of December 31, 2017 included herein was derived from the audited consolidated financial statements as of that date, but does not include all the footnote disclosures from the annual financial statements. The Company conducts business through its operating entities and reports financial and operating information in one segment.
All intercompany transactions have been eliminated. The results of companies acquired are included in the condensed consolidated financial statements from the effective dates of the acquisitions.
Reclassifications—Certain prior period amounts have been reclassified to conform with the current period presentation.
Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenue and expenses. Significant estimates and judgments inherent in the preparation of the condensed consolidated financial statements include, but are not limited to, estimates of future cash flows and valuation related assumptions associated with asset impairment testing, useful lives and methods for depreciation and amortization, loss contingencies, income taxes and tax valuation allowances, and purchase price allocations. Actual results could differ materially from these estimates.
Stock Split—On January 4, 2018, the board of directors of the Company declared a 1.681-for-1 stock split (the “Stock Split”) of the Company’s common stock issued and outstanding as of January 4, 2018. The number of shares subject to, and the exercise price of, the Company’s outstanding options were adjusted to reflect the Stock Split. Unless otherwise noted, all share and per-share data included in these condensed consolidated financial statements have been adjusted to give effect to the Stock Split.
Initial Public Offering—In January 2018, the Company completed its initial public offering (“IPO”) in which the Company issued and sold 105,000,000 shares of common stock at an initial public offering price of $14.00 per share. The Company’s common stock began trading on the New York Stock Exchange under the symbol “ADT.”
The Company received net proceeds of $1,415 million, after deducting underwriting discounts and commissions from the sale of its shares in the IPO. In addition, the Company incurred $10 million of offering expenses in connection with the IPO, of which $5 million had not been paid as of March 31, 2018. In connection with the IPO, the Company deposited $750 million of the net proceeds into a segregated account (“Segregated Account”) for the purpose of redeeming the 750,000 shares of Series A $0.01 par value preferred securities (“Koch Preferred Securities”) at a future date. Funds held in the Segregated Account are reported as noncurrent restricted cash and cash equivalents in the Company’s Condensed Consolidated Balance Sheet as of March 31, 2018. Refer to Note 13 “Subsequent Events” for further discussion.
On February 21, 2018, the Company used approximately $649 million of the net proceeds from the IPO to voluntarily redeem $594 million aggregate principal amount of 9.250% Second-Priority Senior Secured Notes due 2023 (“Prime Notes”) and pay the related call premium. The aggregate principal amount of Prime Notes outstanding after the repayment was $2,546 million. Refer to Note 5 “Debt” for further discussion.

Merger, Restructuring, Integration, and Other Costs—Included in merger, restructuring, integration, and other costs in the Condensed Consolidated Statements of Operations are certain direct and incremental costs resulting from acquisitions made by the Company, certain related integration efforts as a result of those acquisitions, costs related to the Company’s restructuring efforts, as well as impairment charges related to the Company’s strategic investments.
Other (Expense) Income—Included in other (expense) income for the three months ended March 31, 2017, are foreign currency losses/(gains) related to the translation of monetary assets and liabilities that are denominated in Canadian dollars, primarily due to intercompany loans. In the first quarter of 2018, the Company designated certain of these loans to be of a long-term-investment nature, and are reflecting foreign currency losses/gains on these loans in accumulated other comprehensive loss in the condensed consolidated balance sheet.
Income Taxes—In providing guidance on accounting for the impacts of tax on ‘global intangible low taxed income’ (“GILTI”), the Financial Accounting Standards Board (“FASB”) concluded that an accounting policy should be elected to either treat GILTI inclusions as a period cost in each year incurred, or to recognize deferred taxes for basis differences that are expected to reverse as GILTI in the future. The Company’s accounting policy election is to treat the impact of GILTI as a period cost in each year incurred.
Subscriber System Assets, Net—Subscriber system assets represent capitalized equipment and installation costs incurred in connection with transactions in which the Company retains ownership of the security system. The following table sets forth the gross carrying amount and accumulated depreciation of the Company’s subscriber system assets as of March 31, 2018 and December 31, 2017.

(in thousands)	March 31, 2018	December 31, 2017
Gross carrying amount	$3,891,719	$3,762,905
Accumulated depreciation	(1,001,074)	(870,222)
Subscriber system assets, net	$2,890,645	$2,892,683
Depreciation expense relating to subscriber system assets was $136 million and $133 million for the three months ended March 31, 2018 and 2017, respectively, and is included in depreciation and intangible asset amortization in the Condensed Consolidated Statements of Operations.
Accrued Expenses and Other Current Liabilities—Accrued expenses and other current liabilities as of March 31, 2018 and December 31, 2017 consisted of the following:

(in thousands)	March 31, 2018	December 31, 2017
Accrued interest	$144,905	$91,592
Payroll-related accruals	63,972	94,501
Other accrued liabilities	201,769	165,247
Total accrued expenses and other current liabilities	$410,646	$351,340
Financial Instruments—The Company’s financial instruments consist primarily of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable, debt, preferred securities, and derivative financial instruments. Due to their short-term and/or liquid nature, the fair values of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, and accounts payable approximated their respective carrying values as of March 31, 2018 and December 31, 2017.
Cash Equivalents—Included in cash and cash equivalents are investments in money market mutual funds, which were $145 million and $51 million as of March 31, 2018 and December 31, 2017, respectively. These investments are classified as Level 1 for purposes of fair value measurement.
Restricted Cash and Cash Equivalents—Restricted cash and cash equivalents are restricted for a specific purpose and cannot be included in the general cash account. The Company’s current portion of restricted cash and cash equivalents is held by a third-party trustee and primarily relates to amounts placed in escrow to cover potential adjustments to the purchase price associated with certain acquisitions. The Company’s noncurrent portion of restricted cash and cash equivalents represents funds held in the Segregated Account for the purpose of redeeming the Koch Preferred Securities at a future date, as described above. Restricted cash and cash equivalents consist of highly liquid investments with remaining maturities when purchased of three months or less. The fair value of restricted cash and cash equivalents is determined using quoted prices available in active markets for identical investments, which is a Level 1 input.

Long-Term Debt Instruments and Preferred Securities—The fair values of the Company’s debt instruments were determined using broker-quoted market prices, which are considered Level 2 inputs. The carrying amount of debt outstanding, if any, under the Company’s revolving credit facilities approximates fair value as interest rates on these borrowings approximate current market rates, and are considered Level 2 inputs. The fair value of the Koch Preferred Securities was estimated using a discounted cash-flow approach in conjunction with a binomial lattice interest rate model to incorporate the contractual dividends and the Company’s ability to redeem the Koch Preferred Securities. Key input assumptions to the valuation analysis are the credit spread, yield volatility, and expected time to redemption, which are considered Level 3 inputs. The credit spread was estimated using the credit spread at issuance of the Koch Preferred Securities and adjusted for the change in observed publicly traded debt of the Company between the issuance date and the measurement date. The yield volatility estimate was based on the historical yield volatility observed from comparable public high yield debt, and the expected time to redemption was based on the Company’s expectations.
The carrying values and fair values of the Company’s debt and Koch Preferred Securities that are subject to fair value disclosures as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018		December 31, 2017
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt instruments, excluding capital lease obligations	$9,537,663	$9,914,144	$10,128,020	$10,868,626
Koch Preferred Securities	$708,111	$942,500	$682,449	$924,700
Derivative Financial Instruments—All derivative financial instruments are reported on the Condensed Consolidated Balance Sheets at fair value. The Company has not designated any of its derivative financial instruments as hedges, and therefore, all changes in fair value are recognized in the Condensed Consolidated Statements of Operations. During the three months ended March 31, 2018 and 2017, the changes in fair value were not material to the condensed consolidated financial statements.
Guarantees—In the normal course of business, the Company is liable for contract completion and product performance. The Company does not believe such obligations will significantly affect its financial position, results of operations, or cash flows. As of March 31, 2018 and December 31, 2017, the Company had no material guarantees other than $55 million and $54 million, respectively, primarily in standby letters of credit related to its insurance programs.
Hurricanes—In the second half of 2017, there were three hurricanes impacting certain areas in which the Company operates that resulted in power outages and service disruptions to certain customers of the Company. The financial impact from these hurricanes to the three months ended March 31, 2018 was not material. The Company will continue to evaluate any potential financial and business impacts these hurricanes may have on future periods.
Settlements—In January 2018, the Company received $10 million in connection with a litigation settlement which is reflected as a benefit to selling, general and administrative expenses in the Condensed Consolidated Statement of Operations.
In February 2018, the Company entered into a settlement agreement, the terms of which entitled the Company to receive $7.5 million of non-cash compensation which was received in the first quarter of 2018 and reflected as a benefit to selling, general and administrative expenses in the Condensed Consolidated Statement of Operations. Additionally, the Company is entitled to receive $24 million in licensing fees over a forty-eight-month period. As of March 31, 2018, collection of amounts due under the license arrangement was not deemed probable. In April 2018, the counterparty to the license agreement was acquired by a third-party. As a result of this acquisition, the Company will determine the effect on its probability assessment and the corresponding impact to the second quarter of 2018 consolidated financial results.
Recently Adopted Accounting Pronouncements—In May 2014, the FASB issued authoritative guidance, which sets forth a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The Company adopted this new authoritative guidance and its related amendments effective on January 1, 2018 using the modified retrospective transition method, whereby the cumulative effect of initially applying the new standard is recognized as an adjustment to the opening balance of stockholders’ equity. Results for reporting periods beginning on or after January 1, 2018 are presented under this new standard, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period.
The largest impact from the new standard relates to the timing of recognition of certain incremental selling costs associated with acquiring new customers. Under the new standard, these costs will primarily be amortized using an accelerated method over the expected life of the customer relationship, which is 15 years, rather than the initial contract term (generally 3-5 years). To a lesser extent, the adoption of the new standard impacted the identification of performance obligations and the allocation of transaction price to those performance obligations for certain sales of security systems sold outright to customers.

As of January 1, 2018, due to the cumulative impact of adopting this new standard, the Company recorded a net increase to opening balance of stockholders’ equity of $34 million, which is net of tax of $12 million. The impact to the lines items in the Condensed Consolidated Balance Sheet were as follows:

	Balance at	Revenue Standard Adoption Adjustment	Balance at
(in thousands)	December 31, 2017		January 1, 2018
Assets
Prepaid expenses and other current assets	$73,358	$6,615	$79,973
Deferred subscriber acquisition costs, net	282,478	33,380	315,858
Other assets	123,967	6,321	130,288

Liabilities
Deferred tax liabilities	1,376,708	11,886	1,388,594

Stockholders' Equity
Accumulated deficit	(998,212)	34,430	(963,782)
Refer to Note 2 “Revenue” for further discussion related to the impact of adopting this standard.
In January 2016, the FASB issued authoritative guidance related to the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, this update clarifies the guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from the unrealized losses on available-for-sale debt securities. The Company adopted this new authoritative guidance effective on January 1, 2018. There was no material impact to the condensed consolidated financial statements as a result of the adoption.
In May 2017, the FASB issued authoritative guidance that addresses changes to the terms or conditions of a share-based payment award, specifically regarding which changes to the terms or conditions of a share-based payment award would require modification accounting. This guidance does not change the accounting for modifications, but clarifies that an entity should apply modification accounting except when the fair value, vesting conditions, and classification of the modified award are the same as the original award immediately before the original award is modified. The Company adopted this new authoritative guidance effective on January 1, 2018, and applied the guidance prospectively for the shared-based payment award modifications subsequent to the date of adoption. Refer to Note 9 “Share-based Compensation” for further discussion.
In November 2016, the FASB issued authoritative guidance amending the presentation of restricted cash within the statement of cash flows. The new guidance requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this guidance in the first quarter of 2018 using the retrospective transition approach for all periods presented in the Condensed Consolidated Statement of Cash Flows. The following table provides a reconciliation of the amount of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows:

(in thousands)	March 31, 2018	December 31, 2017
Cash and cash equivalents	$258,195	$122,899
Current portion of restricted cash and cash equivalents	3,883	3,883
Noncurrent restricted cash and cash equivalents	750,000	—
Total cash, cash equivalents, and restricted cash at the end of period	$1,012,078	$126,782
Recently Issued Accounting Pronouncements—In February 2016, the FASB issued authoritative guidance on accounting for leases. This new guidance requires lessees to recognize a right-to-use asset and a lease liability for substantially all leases and to disclose key information about leasing arrangements. The recognition, measurement, and presentation of expenses and cash flows for lessees will remain significantly unchanged from current guidance. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. This guidance will be effective for the Company in the first quarter of 2019. Early adoption is permitted. The guidance is to be adopted using a modified retrospective approach as of the earliest period presented. The Company is currently evaluating the impact of this guidance.

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
2. Revenue
The Company generates revenue primarily through contractual monthly recurring fees received for monitoring and related services provided to customers. In arrangements where the Company provides monitoring and related services but maintains ownership of the security systems, the Company’s performance obligations primarily include monitoring and related services (such as maintenance agreements) and a material right associated with the non-refundable fees (referred to as deferred subscriber acquisition revenue) received in connection with the initiation of a monitoring contract which the customer will not need to pay upon a renewal of the contract. The portion of the transaction price associated with monitoring and related service revenue is reflected in monitoring and related services revenue in the consolidated statement of operations when the services are provided to the customer.
Deferred subscriber acquisition revenue is deferred and recorded as deferred subscriber acquisition revenue on the consolidated balance sheet. Deferred subscriber acquisition revenue is amortized over the estimated life of the customer relationship using an accelerated method into installation and other revenue in the condensed consolidated statement of operations. Amortization of deferred subscriber acquisition revenue was $17 million for the three months ended March 31, 2018.
In transactions in which the security system is sold outright to the customer, the Company’s performance obligations include monitoring and related services as well as the sale and installation of the security systems. For such arrangements, the Company allocates the transaction price to each performance obligation based on a relative standalone selling price. Revenue associated with the sale and installation of security systems is recognized once installation is complete, and is reflected in installation and other revenue in the condensed consolidated statement of operations Revenue associated with monitoring and related services is recognized as those services are provided and reflected in monitoring and related services revenue in the condensed consolidated statement of operations.
Early termination of the contract by the customer results in a termination charge in accordance with the contract terms. Contract termination charges are recognized in revenue when collectability is probable, and are reflected in monitoring and related services revenue in the condensed consolidated statement of operations. Amounts collected from customers for sales and other taxes are reported net of the related amounts remitted.
The Company incurs certain incremental contract costs (referred to as deferred subscriber acquisition costs, net) including selling expenses (primarily commissions) related to acquiring customers. Deferred subscriber acquisition costs, net are presented on the consolidated balance sheet. Commissions paid in connection with acquiring new customers are determined based on the value of the contractual fees. Amortization expense relating to deferred subscriber acquisition costs was $16 million for the three months ended March 31, 2018. Contract assets associated with outright sales are immaterial.
Customer billings for services not yet rendered are deferred and recognized as revenue as services are provided. These fees are recorded as current deferred revenue on the condensed consolidated balance sheet as the Company expects to satisfy any remaining performance obligations as well as recognize the related revenue within the next twelve months. Accordingly, the Company has applied the practical expedient regarding deferred revenue to exclude the value of remaining performance obligations if (i) the contract has an original expected term of one year or less or (ii) the Company recognizes revenue in proportion to the amount it has the right to invoice for services performed.

The impact from the adoption of the new revenue standard on the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2018 was as follows:

		Balances without	Effect of Adoption
Statement of Operations (in thousands)	As Reported	Adoption of Standard	Increase / (Decrease)
Monitoring and related services	$1,017,292	$1,018,650	$(1,358)
Installation and other	99,156	97,277	1,879
Total revenue	1,116,448	1,115,927	521
Cost of revenue (exclusive of depreciation and amortization shown separately below)	248,394	248,394	—
Selling, general and administrative expenses(1)	304,970	311,211	(6,241)
Depreciation and intangible asset amortization	483,676	483,676	—
Merger, restructuring, integration, and other costs	8,023	8,023	—
Operating income	71,385	64,623	6,762
Interest expense, net	(174,333)	(174,333)	—
Loss on extinguishment of debt	(61,597)	(61,597)	—
Other (expense) income	(460)	(460)	—
Loss before income taxes	(165,005)	(171,767)	6,762
Income tax benefit	7,568	9,225	(1,657)
Net loss	$(157,437)	$(162,542)	$5,105
_________________

(1)	Included in the effect of adoption is approximately $5 million associated with non-cash amortization expense of deferred subscriber acquisition costs.

		Balances without	Effect of Adoption
Balance Sheet (in thousands)	As Reported	Adoption of Standard	Increase / (Decrease)
Assets
Prepaid expenses and other current assets	$102,349	$95,108	$7,241
Deferred subscriber acquisition costs, net	342,913	302,947	39,966
Other assets	131,988	126,117	5,871

Liabilities
Deferred tax liabilities	1,381,723	1,368,180	13,543

Stockholders' Equity
Accumulated deficit	(1,148,059)	(1,187,594)	39,535
Disaggregated Revenue
The following table sets forth the Company’s revenues disaggregated by source:

(in thousands)	For the Three Months Ended March 31, 2018
Monitoring and related services	$1,017,292
Installation and other	99,156
Total revenue	$1,116,448
3. Acquisitions
From time to time, the Company may pursue acquisitions of companies that either strategically fit with the Company’s existing core business or expand the Company’s security and monitoring solutions in new and attractive adjacent markets. The Company acquired two businesses during the three months ended March 31, 2018, and paid $36 million, net of cash acquired. In addition, the Company recorded preliminary amounts of approximately $12 million of goodwill and approximately $13 million of customer relationships in the Condensed Consolidated Balance Sheet as of March 31, 2018 related to these acquisitions.
Dealer Generated Customer Accounts and Bulk Account Purchases
The Company paid $160 million and $144 million for customer contracts for electronic security services generated under the ADT Authorized Dealer Program and bulk account purchases during the three months ended March 31, 2018 and 2017, respectively. These contracts are reflected in the Condensed Consolidated Balance Sheet as definite-lived intangible assets, and are recorded at their contractually determined purchase price.
4. Goodwill and Other Intangible Assets
Goodwill
There were no material changes in the carrying amount of goodwill during the three months ended March 31, 2018.
Other Intangible Assets
The following table sets forth the gross carrying amounts and accumulated amortization of the Company’s other intangible assets as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets:
Contracts and related customer relationships	$6,908,491	$(2,008,075)	$6,748,355	$(1,749,327)
Dealer relationships	1,603,700	(167,404)	1,605,910	(146,299)
Other	197,588	(151,747)	195,363	(130,227)
Total amortizable intangible assets	8,709,779	(2,327,226)	8,549,628	(2,025,853)
Indefinite-lived intangible assets:
Trade name	1,333,000	—	1,333,000	—
Total intangible assets	$10,042,779	$(2,327,226)	$9,882,628	$(2,025,853)
For the three months ended March 31, 2018, the changes in the net carrying amount of customer contracts acquired and customer relationships were as follows:

(in thousands)
Balance as of December 31, 2017	$4,999,028
Acquisition of customer relationships	13,394
Customer contract additions, net of dealer charge-backs	160,065
Amortization	(261,114)
Currency translation and other	(10,957)
Balance as of March 31, 2018	$4,900,416
The weighted-average amortization period for customer contract additions primarily purchased through the ADT Authorized Dealer Network during the three months ended March 31, 2018 was 15 years. Amortization expense for definite-lived intangible assets for the periods presented was as follows:

	For the Three Months Ended
(in thousands)	March 31, 2018	March 31, 2017
Definite-lived intangible asset amortization expense	$303,977	$288,293

The estimated aggregate amortization expense for definite-lived intangible assets is expected to be as follows:

(in thousands)
Remainder of 2018	$862,245
2019	$1,079,054
2020	$1,037,013
2021	$944,550
2022	$605,323
2023	$256,004
5. Debt
First Lien Credit Agreement Amendment
On March 16, 2018, the Company entered into an Incremental Assumption and Amendment Agreement No.6 (the “2018 First Lien Credit Agreement Amendment”), which further amended and restated the First Lien Credit Agreement (the First Lien Credit Agreement, as amended, restated, supplemented or otherwise waived prior to the effective date of the 2018 First Lien Credit Agreement Amendment (the “Existing Credit Agreement”) and, as amended by the 2018 First Lien Credit Agreement Amendment (the “Amended and Restated Credit Agreement”)).
Prior to the effectiveness of the 2018 First Lien Credit Agreement Amendment, the Existing Credit Agreement included a revolving credit facility of $255 million maturing on May 2, 2021, and a revolving credit facility of $95 million maturing on July 1, 2020. In connection with the 2018 First Lien Credit Agreement Amendment, the existing revolving credit facilities were replaced with a first lien revolving credit facility with an aggregate commitment of up to $350 million maturing on March 16, 2023, subject to the repayment, extension, or refinancing with longer maturity debt of certain of the Company’s other indebtedness (the “2023 Revolving Credit Facility”). Borrowings under the 2023 Revolving Credit Facility will bear interest at a rate equal to, at the Company’s option, either (a) a London Interbank Offered Rate (“LIBOR”) rate determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50% per annum, (ii) the prime rate of Barclays Bank PLC, and (iii) one-month adjusted LIBOR plus 1.00% per annum, in each case, plus the applicable margin of 2.75% for LIBOR loans and 1.75% for base rate loans. The applicable margin for borrowings under the 2023 Revolving Credit Facility is subject to one step-down based on a certain specified net first lien leverage ratio.
In addition, the Amended and Restated Credit Agreement requires the Company to pay a commitment fee between 0.375% and 0.50% (determined based on a net first lien leverage ratio) in respect of the unused commitments under the 2023 Revolving Credit Facility.
The term loan facilities under the Amended and Restated Credit Agreement continue to have the same terms as provided under the Existing Credit Agreement. Additionally, the parties to the Amended and Restated Credit Agreement continue to have the same obligations set forth in the Existing Credit Agreement.
In connection with the Amended and Restated Credit Agreement, the Company recorded an immaterial loss on extinguishment of debt for the three months ended March 31, 2018 associated with the write off of a portion of the unamortized debt issuance costs relating to the Existing Credit Agreement.
As of March 31, 2018, the Company had $350 million in available borrowing capacity under its 2023 Revolving Credit Facility.
Prime Notes
On February 21, 2018, the Company redeemed $594 million aggregate principal amount of the Prime Notes using a portion of the net proceeds received from the IPO, and incurred a loss on extinguishment of debt of $62 million related to the payment of the call premium and the write-off of a portion of the unamortized debt issuance costs.
See Note 1 “Basis of Presentation and Summary of Significant Accounting Policies” for further discussion on the fair value of the Company’s debt.

6. Mandatorily Redeemable Preferred Securities
In connection with the ADT Acquisition, the Company issued 750,000 shares of the Koch Preferred Securities. On January 23, 2018, in connection with the IPO, the Company deposited $750 million of the net proceeds into a Segregated Account for the purpose of redeeming the Koch Preferred Securities at a future date. Funds held in the Segregated Account are reported as noncurrent restricted cash and cash equivalents in the Condensed Consolidated Balance Sheet as of March 31, 2018.
The Koch Preferred Securities accrue and accumulate preferential cumulative dividends in arrears on the then current stated value of the Koch Preferred Securities. Dividends are payable quarterly, in cash, at a rate equal to the daily five-year treasury rate plus 9.00% per annum. In the event that dividends for any quarter are not paid in cash, dividends for such quarter will accrue and accumulate at a rate equal to the daily five-year treasury rate, plus 9.75% per annum, and will be added to the then current stated value of the Koch Preferred Securities at the end of such quarter.
The dividend obligation associated with the Koch Preferred Securities is reflected in interest expense, net in the Condensed Consolidated Statements of Operations. During the three months ended March 31, 2018, in lieu of declaring and paying a dividend on the Koch Preferred Securities, the Company elected to increase the accumulated stated value of such securities, which increased mandatorily redeemable preferred securities on the Condensed Consolidated Balance Sheet as of March 31, 2018 by approximately $25 million. During the three months ended March 31, 2017, the Company paid $21 million to meet the dividend obligation of the Koch Preferred Securities.
Refer to Note 1 “Basis of Presentation and Summary of Significant Accounting Policies” for information on the fair value of the Koch Preferred Securities.
Investor Rights Agreement
Prior to the consummation of the IPO, the Company, Prime Security Services TopCo Parent GP, LLC as the general partner of Ultimate Parent (“Parent GP”), Ultimate Parent, and affiliate of Koch Industries, Inc. (the “Koch Investor”), entered into an Amended and Restated Series A Investor Rights Agreement and a Second Amended and Restated Series A Investor Rights Agreement, which contain certain other designations, rights, preferences, powers, restrictions, and limitations that could require the Company to redeem all or a portion of the Koch Preferred Securities or require that the Company obtains the consent of the holders of a majority of the Koch Preferred Securities before taking certain actions or entering into certain transactions. Prior to the redemption of the Koch Preferred Securities in full, the Company and its subsidiaries are subject to certain affirmative and negative covenants, such as engaging in transactions with affiliates and paying dividends on its common stock, among other things, under the certificate of designation and other definitive agreements governing the Koch Preferred Securities. Additionally, the Company is required to offer to redeem all the Koch Preferred Securities in cash upon the occurrence of (i) any liquidation, dissolution, winding up or voluntary or involuntary bankruptcy of AP VIII Prime Security Services Holdings, L.P. (“AP VIII Prime Security LP”) which is the sole member of Parent GP and a limited partner of TopCo Parent, Parent GP, Ultimate Parent, the Company, Prime Security Services Borrower, LLC (a subsidiary), or any material subsidiary of the foregoing; (ii) an acceleration of any long term indebtedness of the Company; or (iii) a change in control, which, as defined in the certificate of designations governing the Koch Preferred Securities, includes (a) a change in control in Parent GP, Ultimate Parent, or the Company, (b) the Company’s Sponsor ceasing to have the power to appoint a majority of the directors or manager of Parent GP, Ultimate Parent, or the Company, and (c) the beneficial ownership of the Company’s Sponsor in Ultimate Parent or the Company falling below approximately 30%, in each case subject to certain exceptions.
7. Income Taxes
Unrecognized Tax Benefits
The Company did not have a significant change to its unrecognized tax benefits for the three months ended March 31, 2018. The Company’s uncertain tax positions relate to tax years that remain subject to audit by the taxing authorities in the U.S. federal, state and local, and foreign jurisdictions. Based on the current status of its income tax audits, the Company does not believe that a significant portion of its unrecognized tax benefits will be resolved in the next twelve months.
Effective Tax Rate
The Company’s income tax benefit for the three months ended March 31, 2018 and 2017 was $8 million and $32 million, respectively, resulting in an effective tax rate of 4.6% and 18.3%, respectively. The effective tax rate for the three months ended March 31, 2018 primarily reflects the reduced federal income tax rate of 21.0% as a result of Tax Reform, the 23.4% unfavorable impact of future non-deductible share-based compensation, 11.0% unfavorable impact of permanent non-deductible expenses primarily associated with the Koch Preferred Securities, offset by the 16.1% favorable impact of tax adjustments related to prior year state returns filed in the current period.
The effective tax rates for both periods reflect the tax impact of permanent items, state tax expense, changes in tax laws, and non-U.S. net earnings. The effective tax rate can vary from period to period due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as changes in the overall effective state tax rate.
Tax Reform
In connection with Tax Reform, the SEC issued SAB 118 that allows companies to record provisional estimates of the effects of the legislative change, and a one-year measurement period to finalize the accounting of those effects. During the three months ended March 31, 2018, the Company did not record any significant measurement period adjustments to the provisional amounts recorded in the 2017 consolidated financial statements. The Company expects to complete the accounting for the impact of Tax Reform during 2018.
8. Commitments and Contingencies
Purchase Obligations
As of March 31, 2018, there have been no material changes to the Company’s purchase obligations outside the ordinary course of business as compared to December 31, 2017.
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
Wireless Encryption Litigation
The Company is subject to five class action claims regarding wireless encryption in certain ADT security systems. Jurisdictionally, three of the five cases are in Federal Court (in districts within Illinois, Arizona, and California), and both of the remaining two cases are in Florida State Court (both in Palm Beach County Circuit Court). Each of the five plaintiffs brought a claim under the respective state’s consumer fraud statute alleging that The ADT Corporation (“The ADT Corporation” refers to The ADT Security Corporation (formerly named The ADT Corporation) and each of its consolidated subsidiaries prior to the consummation of the ADT Acquisition) made misrepresentations and material omissions in its advertising regarding the unencrypted wireless signal pathways in certain security systems monitored by The ADT Corporation. The complaints in all five cases further allege that certain security systems monitored by The ADT Corporation are not secure because the wireless signal pathways are unencrypted, and can be easily hacked. On January 10, 2017, the parties agreed to settle all five class action lawsuits. On October 16, 2017, the U.S. District Court for the Northern District of California entered an order granting preliminary approval of the settlement. Notice to class members was issued November 16, 2017, and the settlement is currently in the administration process. A fairness hearing regarding the settlement was conducted on February 1, 2018. The Court took the matter under advisement and subsequently stayed the settlement proceedings pending an appellate ruling on a related legal issue. The deadline for filing claims expired on February 26, 2018. The settlement administrator will not pay any claims until the Court enters an order granting final approval of the settlement.
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
Shareholder Litigation
Five substantially similar shareholder class action lawsuits related to the January 19, 2018 IPO of ADT Inc. common stock were filed in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida in March, April, and early May 2018. The actions are entitled Goldstrand Investments Inc. v. ADT Inc., Krebsbach v. ADT Inc., Katz v. ADT Inc., Sweet v. ADT, Inc., and Lowinger v. ADT Inc. Plaintiffs in each case allege the purchase of ADT common stock in or traceable to the IPO, assert claims for alleged violations of the Securities Act of 1933 (the “Securities Act”), and seek to represent a class of similarly situated shareholders. Plaintiffs in all five cases name ADT Inc. and various ADT officers, directors, and IPO underwriters, including Apollo Global Securities, LLC, as defendants. Plaintiffs allege that the defendants violated the Securities Act because the registration statement and prospectus used to effectuate the IPO were false and misleading in that they allegedly misled investors with respect to litigation involving ADT, ADT’s efforts to protect its intellectual property, competitive pressures ADT faced, and ADT’s customer acquisition costs. Additionally, two plaintiffs allege that the defendants misled investors with respect to false alarm pressures. The Company has not been served in these matters.
Income Tax Matters
On September 28, 2012, Johnson Controls International plc (as successor to Tyco International Ltd., “Tyco”) distributed to its public stockholders The ADT Corporation’s common stock (the “Separation from Tyco”), and The ADT Corporation became an independent public company. In connection with the Separation from Tyco in September 2012, The ADT Corporation entered into the 2012 Tax Sharing Agreement that governs the rights and obligations of The ADT Corporation, Tyco, and Pentair Ltd. for certain pre-Separation from Tyco tax liabilities, including Tyco’s obligations under the 2007 Tax Sharing Agreement among Tyco, Covidien, now operating as a subsidiary of Medtronic, and TE Connectivity. The ADT Corporation is responsible for all of its own taxes that are not shared pursuant to the 2012 Tax Sharing Agreement’s sharing formulae. Tyco and Pentair Ltd. are likewise responsible for their tax liabilities that are not subject to the 2012 Tax Sharing Agreement’s sharing formulae. Tyco has the right to administer, control, and settle all U.S. income tax audits for the periods prior to and including the Separation from Tyco.
All tax years through 2009 have been audited and resolved with the IRS. The IRS is currently auditing the 2010-2012 tax years, and should the IRS successfully challenge any tax positions taken in those years the Company’s share of the collective liability, if any, would be determined pursuant to the 2012 Tax Sharing Agreement. In accordance with the 2012 Tax Sharing Agreement, Tyco is responsible for the first $500 million of tax, interest, and penalties assessed against pre-2013 tax years including its 27% share of the tax, interest, and penalties assessed for periods prior to Tyco’s 2007 spin-off transaction. In addition to the Company’s share of cash taxes pursuant to the 2012 Tax Sharing Agreement, the Company’s net operating loss (“NOL”) and credit carryforwards may be significantly reduced or eliminated by audit adjustments to pre-2013 tax periods. NOL and credit carryforwards may be reduced prior to incurring any cash tax liability, and will not be compensated for under the tax sharing agreement. The Company believes that its income tax reserves and the liabilities recorded in the Consolidated Balance Sheet for the 2012 Tax Sharing Agreement continue to be appropriate. However, the ultimate resolution of these matters is uncertain, and if the IRS were to prevail, it could have a material adverse impact on the Company’s financial position, results of operations, and cash flows, potentially including a significant reduction in or the elimination of the Company’s available NOL and credit carryforwards generated in pre-Separation from Tyco periods. Further, to the extent The ADT Corporation is responsible for any liability under the 2012 Tax Sharing Agreement, there could be a material impact on its financial position, results of operations, cash flows, or its effective tax rate in future reporting periods.

During the third quarter of 2017, the Company was notified by the IRS of its intent to disallow amortization deductions claimed on the Company’s $987 million trademark and the Notice of Proposed Adjustment was received from the IRS in April 2018. There was no change in the Company’s previous assessment of this item. The Company intends to challenge this decision before the Appeals Division of the IRS. If the Company were to lose the dispute, it would result in minimal cash tax liabilities to ADT, no impact to the Company’s Statement of Operations, but material loss to the Company’s NOL deferred tax assets. The Company strongly disagrees with the IRS’s position and maintains that the deductions claimed are appropriate. The Company intends to vigorously defend its originally filed tax return position.
Other liabilities in the Company’s Condensed Consolidated Balance Sheets include $2 million as of March 31, 2018 and December 31, 2017 related to The ADT Corporation’s obligations under certain tax related agreements entered into in conjunction with the Separation from Tyco. The maximum amount of potential future payments is not determinable as such payments relate to unknown conditions and future events that cannot be predicted.
9. Share-based Compensation
2016 Equity Incentive Plan Awards
In 2016, the Company approved the 2016 Equity Incentive Plan, which provides for the issuance of non-qualified stock options to various employees of the Company. The Company records share-based compensation expense on options subject to time-based vesting, and subsequent to the consummation of the IPO, on options subject to vesting based on the achievement of certain investment return thresholds by Apollo. The Company does not expect to issue additional share-based compensation awards under the 2016 Equity Incentive Plan. For the three months ended March 31, 2018 and 2017, share-based compensation expense for awards under the 2016 Equity Incentive Plan were not material.
Class B Unit Redemption
The Company records share-based compensation expense on certain Class B Unit awards granted to employees by Ultimate Parent (“Class B Units”). The Class B Units have two separate tranches, one of which is subject to time-based vesting (“Class B Unit Service Tranche”) over a five-year period, and the other of which is subject to vesting based upon the achievement of certain investment return thresholds by Apollo (“Class B Unit Performance Tranche”). Prior to the IPO, the Company recorded share-based compensation expense on the Class B Unit Service Tranche, whereas no share-based compensation expense was recorded for the Class B Unit Performance Tranche as the vesting of these awards was not deemed probable.
During the first quarter of 2018 and in connection with the IPO, each holder of Class B Units in Ultimate Parent had his or her entire Class B interest in Ultimate Parent redeemed for the number of shares of the Company’s common stock (“Distributed Shares”) that would have been distributed to such holder under the terms of Ultimate Parent’s operating agreement in a hypothetical liquidation on the date of the IPO at the IPO offering price (“Class B Unit Redemption”). All vesting conditions for the Distributed Shares remain the same as the vesting conditions that existed under the terms of the Class B Units. The Distributed Shares also have certain other restrictions pursuant to the terms and conditions of the Company’s Amended and Restated Management Investor Rights Agreement (the “MIRA”). Furthermore, as part of the Class B Unit Redemption, each holder received both vested and unvested Distributed Shares in the same proportion as the vested and unvested Class B Units held immediately prior to the IPO. As a result of the Class B Unit Redemption, holders of Class B Units received a total of 20.6 million shares of the Company’s common stock ( 17.8 million of which were unvested at the time of redemption). Of the Distributed Shares issued upon the Class B Unit Redemption, 50%were subject to the vesting conditions that existed for the Class B Unit Service Tranche (“Distributed Shares Service Tranche”) and 50%were subject to the vesting conditions that existed for the Class B Unit Performance Tranche (“Distributed Shares Performance Tranche”). As of March 31, 2018, there were 7.4 million and 10.3 million unvested and outstanding shares in the Distributed Shares Service Tranche and Performance Tranche, respectively.
The Class B Unit Redemption resulted in a modification of the Class B Units. In connection with the modification, the Company utilized a Monte Carlo simulation to estimate the fair value of the Distributed Shares, as well as the derived service period for the Distributed Shares Performance Tranche. Significant assumptions included in the simulation were the risk-free interest rate and the expected volatility of the Company’s stock price. The Company selected a risk-free interest rate of 2.43%, which was based on a five-year U.S. Treasury with a zero-coupon rate. The Company also selected a stock price volatility of 30%, which was implied based upon an average of historical volatilities of publicly traded companies in industries similar to the Company, as the Company does not have sufficient history to use as a basis for actual stock price volatility. Additionally, because holders of Distributed Shares are entitled to receive previously declared accrued dividends once the shares vest, a dividend yield assumption was not included in the simulation.
The Class B Unit Redemption resulted in weighted-average fair values of $14.00 and $12.97 for the Distributed Shares Service Tranche and Performance Tranche, respectively. The fair values also incorporate the estimated impact of post-vesting selling restrictions pursuant to the MIRA. During the first quarter of 2018, the Company began recording share-based compensation expense on the Distributed Shares Performance Tranche on a straight-line basis over the derived service period of approximately three years from the IPO date, as the vesting conditions are deemed probable following the consummation of the IPO. For the Distributed Shares Service Tranche, incremental compensation expense to be recorded as a result of the modification was not material. Additionally, the IPO triggered an acceleration of vesting of the unvested shares in the Distributed Shares Service Tranche, which will cause such Distributed Shares to become fully vested six months from the date of the IPO. During the three months ended March 31, 2018, the Company recorded $12 million and $10 million of share-based compensation expense on the Distributed Shares Service Tranche and Performance Tranche, respectively.
Top-up Options
In January 2018, the Company approved its 2018 Omnibus Incentive Plan (the “2018 Omnibus Incentive Plan”), which became effective upon consummation of the IPO. Under the 2018 Omnibus Incentive Plan, and in connection with the Class B Unit Redemption, the Company granted 12.7 million options to holders of Class B Units (“Top-up Options”). The Top-up Options have an exercise price equal to the initial public offering price per share of the Company’s common stock and a contractual term of ten years from the grant date. Similar to the vesting conditions outlined above for the Distributed Shares, the Top-up Options contain a tranche subject to time-based vesting (“Top-up Options Service Tranche”) and a tranche subject to vesting based upon the achievement of certain investment return thresholds by Apollo (“Top-up Options Performance Tranche”). These vesting conditions are the same vesting conditions as those attributable to the Distributed Shares, including the condition that accelerates vesting of the Top-up Options Service Tranche over a period of six months following the IPO. Additionally, recipients of the Top-Up Options received both vested and unvested Top-up Options in the same proportion as the vested and unvested Class B Units held immediately prior to the IPO and Class B Unit Redemption. Any shares of the Company’s common stock acquired upon exercise of the Top-Up Options will be subject to the terms of the MIRA.
The Company used a Monte Carlo simulation to estimate the fair value of the Top-up Options, as well as the derived service period for the Top-up Options Performance Tranche. Significant assumptions included in the simulation were the risk-free interest rate, the expected volatility, and the expected dividend yield. The Company selected a risk-free interest rate of 2.43%, which was based on a five-year U.S. Treasury with a zero-coupon rate. The Company selected a stock price volatility of 30%, which was implied based upon an average of historical volatilities of publicly traded companies in industries similar to the Company, as the Company does not have sufficient history to use as a basis for actual stock price volatility. The Company also assumed a 1% dividend yield. The expected average exercise term was derived based on an average of the outcomes of various scenarios performed under the Monte Carlo simulation.
The weighted-average grant date fair values were $5.02 and $5.04 for the Top-up Options Service Tranche and Performance Tranche, respectively, for the three months ended March 31, 2018. The fair values also incorporate the estimated impact of post-vesting selling restrictions pursuant to the MIRA. As of March 31, 2018, there were 4.7 million and 6.4 million unvested and outstanding options in the Top-up Options Service Tranche and Performance Tranche, respectively.
For the three months ended March 31, 2018, share-based compensation expense was $18 million and $2 million for the Top-up Options Service Tranche and Performance Tranche, respectively. The Company records share-based compensation expense associated with the Top-up Options Service Tranche on a straight-line basis over the requisite service period of six months from the IPO date. The Company records share-based compensation expense associated with the Top-up Options Performance Tranche on a straight-line basis over the derived service period of approximately three years from the IPO date.
Other 2018 Share-Based Compensation Awards
During the three months ended March 31, 2018, the Company granted 4.0 million options (“2018 Options”) and 1.1 million restricted stock units (“2018 RSUs”) under the 2018 Omnibus Incentive Plan, both of which will cliff vest over a three-year period. For the 2018 Options, the contractual term is ten years.
The Company used a Black-Scholes pricing model to estimate the fair value of the 2018 Options granted in the first quarter of 2018. Significant assumptions included in the model were the risk-free interest rate, the expected volatility, the expected dividend yield, and the expected exercise term. The Company selected a risk-free interest rate of 2.52%, which was based on a six-year US Treasury with a zero-coupon rate. The Company selected a stock price volatility rate of 30%, which was implied based upon an average of historical volatilities of publicly traded companies in industries similar to the Company, as the Company does not have sufficient history to use as a basis for actual stock price volatility. The Company also assumed a 1% dividend yield. The expected average exercise term of 6.5 years was calculated using the simplified method, as the Company does not have sufficient historical exercise data to provide a reasonable basis to estimate future exercise patterns.
The grant date fair value of the 2018 Options for the three months ended March 31, 2018 was $4.35. The grant date fair value of the 2018 RSUs was equal to $14.00.

The Company records share-based compensation expense associated with the 2018 RSUs and 2018 Options on a straight-line basis over the requisite service period. For the three months ended March 31, 2018 and 2017, share-based compensation expense for the options and RSUs granted under the 2018 Omnibus plan were not material. As of March 31, 2018, there were 1.1 million unvested 2018 RSUs outstanding and 4.0 million 2018 Options unvested and outstanding.
For all share-based compensation awards, the Company recognizes forfeitures as they occur. Share-based compensation expense is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations, and was $49 million and $2 million for the three months ended March 31, 2018 and 2017, respectively.
10. Equity
Stock Split and Initial Public Offering
Refer to Note 1 “Basis of Presentation and Summary of Significant Accounting Policies” for a discussion regarding the Stock Split and the Company’s completion of an IPO in January 2018.
Common Stock Dividends
On March 15, 2018, the Company’s board of directors declared a cash dividend of $0.035 per share to common stockholders of record on March 26, 2018. The dividend was paid on April 5, 2018.
During the three months ended March 31, 2017, the Company paid dividends of $550 million to the Company’s equity holders and Ultimate Parent, which primarily includes distributions to the Company’s Sponsors (“Special Dividend”).
Accumulated Other Comprehensive Loss
During the three months ended March 31, 2018, the Company did not record any material reclassifications out of accumulated other comprehensive loss.
Other
As discussed in Note 1 “Basis of Presentation and Summary of Significant Accounting Policies”, the opening balance of stockholders’ equity for the three months ended March 31, 2018 includes $34 million, net of tax, attributable to the cumulative effect of the adoption of the new revenue recognition standard.
11. Net Loss per Share
Basic net loss per share is computed by dividing net loss attributable to common shares by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing net loss available to common stockholders by the diluted weighted average number of common shares outstanding for the period. Diluted net loss per share would reflect the potential dilutive effect of common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of the diluted net loss per share calculation, all awards that could be potentially dilutive were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive. Basic and dilutive net loss per share were the same amounts for each period presented.
The computations of basic and diluted net loss per share for the periods presented are as follows:

	For the Three Months Ended
(in thousands, except per share amounts)	March 31, 2018	March 31, 2017
Numerator:
Net loss	$(157,437)	$(140,875)
Denominator:
Weighted-average number of shares outstanding, basic and diluted	728,579	641,047

Net loss per share, basic and diluted	$(0.22)	$(0.22)

12. Related Party Transactions
Management Consulting Agreement
In May 2016, in connection with the acquisition of The ADT Corporation, Apollo Management Holdings, L.P., an affiliate of the Company’s Sponsor (the “Management Service Provider”) entered into a management consulting agreement with the Company (the “Management Consulting Agreement”) relating to the provision of certain management consulting and advisory services to the Company following this acquisition.
Fees under the Management Consulting Agreement for the three months ended March 31, 2018 and 2017 were $1 million and $5 million, respectively. These costs are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. In January 2018, upon consummation of the IPO, this agreement was terminated in accordance with its terms.
Koch
During the three months ended March 31, 2018, in lieu of declaring and paying a dividend obligation associated with Koch Preferred Securities, the Company elected to increase the accumulated stated value of the Koch Preferred Securities by approximately $25 million. During the three months ended March 31, 2017, the Company paid cash dividends of $21 million to meet the dividend obligation associated with the Koch Preferred Securities to the Koch Investor. These amounts are reflected in interest expense in the Condensed Consolidated Statements of Operations.
Additionally, during the three months ended March 31, 2017, the Company paid $45 million of structuring fees to the Koch Investor in connection with the payment of the Special Dividend.
Refer to Note 6 “Mandatorily Redeemable Preferred Securities” for further discussion.
AGS
Apollo Global Securities, LLC, an affiliate of Apollo (“AGS”) served as an underwriter in the Company’s IPO. AGS agreed to purchase, and the Company agreed to sell 4,200,000 shares of common stock, and the Company paid $2 million in commissions to AGS in connection with its role as an underwriter in the IPO. The net amount of this transaction is reflected in the Condensed Consolidated Statement of Stockholders’ Equity as of March 31, 2018.
Other Transactions
During the three months ended March 31, 2017, the Company paid dividends of $550 million to the Company’s equity holders and Ultimate Parent, which primarily includes distributions to its Sponsors. Such dividends are presented on the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2017. Refer to Note 10 “Equity” for further discussion.
13. Subsequent Events
Koch Agreement and Consent
On May 8, 2018, the Company entered into a written consent with the Koch Investor, whereby the Company agreed to redeem all of the outstanding Koch Preferred Securities on July 2, 2018. The Company intends to redeem the original stated value of $750 million of the Koch Preferred Securities using the funds deposited in the Segregated Account in connection with the IPO. The Company expects that additional distributions necessary to redeem the Koch Preferred Securities in full, including the payment of the related redemption premium, accumulated dividends, and pro forma tax reimbursements, will be funded with cash on hand immediately prior to the redemption.
Additionally, while the certificate of designation of the Koch Preferred Securities restricts the Company from paying dividends on its common stock, the Koch Investor has consented to a one-time distribution in an aggregate amount not to exceed $27 million, which the Company used to declare a common stock dividend on its common stock on May 9, 2018.
Common Stock Dividend
On May 9, 2018, the Company’s board of directors declared a cash dividend of $0.035 per share to common stockholders of record as of June 25, 2018. This dividend will be paid on July 10, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Unless otherwise indicated or the context otherwise requires, references in this quarterly report on Form 10-Q (“Quarterly Report”) to (i) “we,” “our,” “us,” “ADT,” and the “Company” refer to ADT Inc., a Delaware corporation and each of its consolidated subsidiaries, (ii) “Ultimate Parent” refers to Prime Security Services TopCo Parent, LP, our direct parent company, (iii) our “Sponsor” refers to certain investment funds directly or indirectly managed by Apollo Global Management, LLC, its subsidiaries, and its affiliates (“Apollo”).
INTRODUCTION
The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements, the related notes thereto included elsewhere in this Quarterly Report, as well as the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Annual Report”), which was filed with the United States Securities and Exchange Commission (the “SEC”), to enhance the understanding of our financial condition, changes in financial condition, and results of operations. The following discussion and analysis contains forward-looking statements about our business, operations, and financial performance based on current plans and estimates that involve risks, uncertainties, and assumptions. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause such differences are discussed in the sections of this Quarterly Report titled “Cautionary Statements Regarding Forward-Looking Statements” and “Item 1A. Risk Factors.”
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
As of March 31, 2018, we serve approximately 7.2 million customers, excluding contracts monitored but not owned. We are one of the largest full-service companies with a national footprint providing both residential and commercial monitored security. We deliver an integrated customer experience by maintaining the industry’s largest sales, installation, and service field force, as well as a 24/7 professional monitoring network.
BASIS OF PRESENTATION
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
The monthly fees that we generate from any individual customer depend primarily on the level of service we provide to the customer. We offer a wide range of services at various price points from basic burglar alarm monitoring to our full suite of interactive services. Our ability to increase monthly fees at the individual customer level depends on a number of factors, including our ability to effectively introduce and market additional features and services that increase the value of our offerings to customers, which we believe drives customers to purchase higher levels of service and supports our ability to make periodic adjustments to pricing.
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
Hurricanes
In the second half of 2017, there were three hurricanes impacting certain areas in which we operate that resulted in power outages and service disruptions to certain of our customers. The financial impact from these hurricanes to the three months ended March 31, 2018 was not material. We will continue to evaluate any potential financial and business impacts these hurricanes may have on future periods.
Public Company Costs
As a result of our initial public offering (“IPO”), we will incur additional legal, accounting, board compensation, and other expenses that we did not previously incur, including costs associated with SEC reporting and corporate governance requirements. These requirements include compliance with the Sarbanes-Oxley Act of 2002, as amended, as well as other rules implemented by the SEC and the national securities exchanges. Our financial statements following our IPO reflect the impact of these expenses.
SIGNIFICANT EVENTS
Initial Public Offering
On January 23, 2018, the Company completed its IPO in which the Company issued and sold 105,000,000 shares of common stock at an initial public offering price of $14.00 per share. Net proceeds from the IPO were $1,415 million, after deducting underwriting discounts and commissions. In connection with the IPO, the Company deposited $750 million of the net proceeds into a segregated account (“Segregated Account”) for the purpose of redeeming 750,000 shares of Series A $0.01 par value preferred securities (“Koch Preferred Securities”) at a future date. Funds held in the Segregated Account are reported as noncurrent restricted cash and cash equivalents in the Company’s condensed consolidated financial statements. Refer to Note 13 “Subsequent Events” to condensed consolidated financial statements for further discussion.
On February 21, 2018, the Company used approximately $649 million of the net proceeds from the IPO to voluntarily redeem $594 million aggregate principal amount of 9.250% Second-Priority Senior Secured Notes due 2023 (“Prime Notes”) and pay the related call premium. The aggregate principal amount of Prime Notes outstanding after the repayment was $2,546 million.
During the first quarter of 2018 and in connection with the IPO, the Company redeemed Class B Units in Ultimate Parent in full for the number of shares of the Company’s common stock (“Distributed Shares”) that would have been distributed to such holder under the terms of Ultimate Parent’s operating agreement in a hypothetical liquidation on the date of the IPO at the IPO offering price, which resulted in a modification of both the Service Tranche and the Performance Tranche. The modification resulted in a significant increase in fair value for the Performance Tranche, whereas the impact of the modification on the Service Tranche was not material. Additionally, upon consummation of the IPO, the Company approved its 2018 Omnibus Incentive Plan (the “2018 Omnibus Incentive Plan”). Under the 2018 Omnibus Incentive Plan, and in connection with the redemption of the Class B Units, the Company also granted options to holders of Class B Units (“Top-up Options”). Both resulted in the material impact on the share-based compensation expense for the three months ended March 31, 2018.
Refer to the Notes to condensed consolidated financial statements for further discussion.

KEY PERFORMANCE INDICATORS
In evaluating our financial results, we review the following key performance indicators.
Recurring Monthly Revenue (“RMR”). RMR is generated by contractual monthly recurring fees for monitoring and other recurring services provided to our customers, including contracts monitored but not owned. Our computation of RMR may not be comparable to other similarly titled measures reported by other companies. We believe the presentation of RMR is useful because it measures the volume of revenue under contract at a given point in time. Management monitors RMR, among other things, which can be used to evaluate our ongoing performance.
Gross Customer Revenue Attrition. Gross customer revenue attrition is defined as the recurring revenue (RMR) lost as a result of customer attrition, net of dealer charge-backs and reinstated customers, excluding contracts monitored but not owned. Customer sites are considered canceled when all services are terminated. Dealer charge-backs represent customer cancellations charged back to the dealers because the customer canceled service during the charge-back period, generally twelve to fifteen months.
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

	For the Three Months Ended
(in thousands, except as otherwise indicated)	March 31, 2018	March 31, 2017
Results of Operations:
Monitoring and related services	$1,017,292	$997,648
Installation and other	99,156	61,580
Total revenue	1,116,448	1,059,228
Cost of revenue (exclusive of depreciation and amortization shown separately below)	248,394	218,705
Selling, general and administrative expenses	304,970	353,255
Depreciation and intangible asset amortization	483,676	460,929
Merger, restructuring, integration, and other costs	8,023	20,805
Operating income	71,385	5,534
Interest expense, net	(174,333)	(181,061)
Loss on extinguishment of debt	(61,597)	(900)
Other (expense) income	(460)	3,987
Loss before income taxes	(165,005)	(172,440)
Income tax benefit	7,568	31,565
Net loss	$(157,437)	$(140,875)

Summary Cash Flow Data:
Net cash provided by operating activities	$504,574	$412,006
Net cash used in investing activities	$(366,811)	$(308,250)
Net cash provided by financing activities	$747,920	$96,598

Key Performance Indicators:(1)
RMR	$336,539	$329,730
Gross customer revenue attrition (percent)(2)	13.6%	14.5%
Adjusted EBITDA(3)	$619,767	$577,021
Free Cash Flow(3)	$173,764	$82,321
_______________________

(1)	Refer to the “—Key Performance Indicators” section for the definitions of these key performance indicators.

(2)	Gross customer revenue attrition (percent) is presented on a pro forma basis for The ADT Corporation business as applicable.

(3)	Adjusted EBITDA and Free Cash Flow are non-GAAP measures. Refer to the “—Non-GAAP Measures” section for the definitions of these terms and reconciliations to the most comparable GAAP measures.
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Total Revenue
Monitoring and related services revenue increased by $20 million for the three months ended March 31, 2018 as compared to 2017. This increase was largely attributable to an increase in contractual monthly recurring fees for monitoring and other recurring services, which was favorably impacted by an improvement in average pricing, partially offset by lower customer volume. The improvement in average pricing was driven by the addition of new customers at higher rates, largely due to new subscribers generally selecting higher priced services as compared to our existing customers, as well as price escalations on our existing customer base. These factors also were the primary driver for an increase in RMR to $337 million as of March 31, 2018 from $330 million as of March 31, 2017. Lower customer volume, which reflects improvements in gross customer revenue attrition of 0.9 percentage points, resulted from our enhanced focus on high-quality customer additions through our disciplined customer selection process.

Installation and other revenue increased by $38 million. This increase was primarily due to $29 million related to revenue from security equipment sold outright to customers, of which approximately $16 million related to revenue associated with acquisitions. The remaining increase was due to additional revenue generated from new customer additions associated with the amortization of deferred installation revenue during 2018.
Cost of Revenue
Cost of revenue increased by $30 million for the three months ended March 31, 2018 as compared to 2017. The majority of the increase in cost of revenue was attributable to an increase in installation costs associated with a higher volume of sales where security-related equipment is sold outright to customers, primarily related to acquisitions.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $48 million for the three months ended March 31, 2018 as compared to 2017. The decrease primarily relates to a decrease in financing and consent fees of $62 million associated with amendments and restatements to our first lien credit facilities in 2017 and a decrease in general and administrative expenses of $21 million mostly due to recoveries from legal settlements during the three months ended March 31, 2018. The decrease is also attributable to non-cash asset write-downs associated with our strategic investments during the three months ended March 31, 2017. The decreases were partially offset by an increase in share-based compensation expense of $47 million associated with our equity compensation awards which were impacted by the completion of our IPO. Refer to Note 1 “Basis of Presentation and Summary of Significant Accounting Policies” and Note 9 “Share-based Compensation” to the condensed consolidated financial statements for further discussion.
Depreciation and Intangible Asset Amortization
Depreciation and intangible asset amortization expense increased by $23 million for the three months ended March 31, 2018 as compared to 2017. This increase was primarily attributable to the amortization of new customer contracts acquired under the ADT Authorized Dealer program.
Merger, Restructuring, Integration, and Other Costs
Merger, restructuring, integration, and other costs decreased by $13 million for the three months ended March 31, 2018 as compared to 2017. This decrease was primarily due to $9 million of impairment charges associated with our strategic investments in 2017.
Loss on Extinguishment of Debt
Loss on extinguishment of debt for the three months ended March 31, 2018 relates to the loss recorded in connection with the partial redemption of the Prime Notes using net proceeds from the IPO.
Income Tax Benefit
Income tax benefit for the three months ended March 31, 2018 was $8 million, resulting in an effective tax rate for the period of 4.6%. The effective tax rate for the three months ended March 31, 2018 primarily reflects the reduced federal income tax rate of 21.0% as a result of Tax Reform, the 23.4% unfavorable impact of future non-deductible share-based compensation, 11.0% unfavorable impact of permanent non-deductible expenses primarily associated with the Koch Preferred Securities, offset by the 16.1% favorable impact of tax adjustments related to prior year state returns filed in the current period.
Income tax benefit for the three months ended March 31, 2017 was $32 million, resulting in an effective tax rate for the period of 18.3%. The effective tax rate primarily reflects the tax impact of non-deductible expenses.
The effective tax rates for the three months ended March 31, 2018 and 2017 reflect the tax impact of permanent tax adjustments, state tax expense, changes in tax laws, and non-U.S. net earnings. The effective tax rate can vary from period to period due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, recurring factors such as changes in the overall effective state tax rate, as well as fluctuations in pre-tax income or loss. Discrete items and permanent tax adjustments will have a greater impact on the effective tax rate when pre-tax income is lower. Refer to Note 7 “Income Taxes” to the condensed consolidated financial statements for further discussion.
In connection with the 2017 Tax Cuts and Jobs Act (“Tax Reform”), the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 118 (“SAB 118”) that allows companies to record provisional estimates of the effects of the legislative change, and a one-year measurement period to finalize the accounting of those effects. During the three months ended March 31, 2018, the Company did not record any significant measurement period adjustments to the provisional amounts recorded in the 2017 financial statements. The Company expects to complete the accounting for the impact of Tax Reform later in 2018.
NON-GAAP MEASURES
To provide investors with additional information in connection with our results as determined by GAAP, we also disclose Adjusted EBITDA and Free Cash Flow as non-GAAP measures which management believes provide useful information to investors. These measures are not financial measures calculated in accordance with GAAP and should not be considered as a substitute for net income, operating income, or any other measure calculated in accordance with GAAP, and may not be comparable to a similarly titled measure reported by other companies. We use Adjusted EBITDA to measure the operational strength and performance of our business. We use Free Cash Flow as an additional measure of our ability to repay debt, make other strategic investments, and pay dividends.
Adjusted EBITDA
We define Adjusted EBITDA as net income or loss adjusted for (i) interest, (ii) taxes, (iii) depreciation and amortization, including depreciation of subscriber system assets and other fixed assets, and amortization of dealer and other intangible assets, (iv) amortization of deferred costs and deferred revenue associated with subscriber acquisitions, (v) share-based compensation expense, (vi) purchase accounting adjustments under GAAP, (vii) merger, restructuring, integration, and other costs, (viii) financing and consent fees, (ix) foreign currency gains/losses, (x) loss on extinguishment of debt, (xi) radio conversion costs, (xii) management fees and other charges, and (xiii) other non-cash items.
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
Free Cash Flow
We define Free Cash Flow as cash from operating activities less cash outlays related to capital expenditures. We define capital expenditures to include purchases of property, plant, and equipment; costs associated with subscriber system assets; and accounts purchased through our network of authorized dealers or third parties outside of our authorized dealer network. These items are subtracted from cash from operating activities because they represent long-term investments that are required for normal business activities. As a result, subject to the limitations described below, Free Cash Flow is a useful measure of our cash available to repay debt, make other strategic investments, and pay dividends.
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

Adjusted EBITDA
The table below reconciles Adjusted EBITDA to net loss for the periods presented.

	For the Three Months Ended
(in thousands)	March 31, 2018	March 31, 2017
Net loss	$(157,437)	$(140,875)
Interest expense, net	174,333	181,061
Income tax benefit(1)	(7,568)	(31,565)
Depreciation and intangible asset amortization	483,676	460,929
Merger, restructuring, integration and other costs(2)	8,023	20,805
Financing and consent fees(3)	—	61,572
Foreign currency losses / (gains)(4)	1,020	(3,424)
Loss on extinguishment of debt(5)	61,597	900
Other non-cash items(6)	332	12,899
Radio conversion costs(7)	1,351	3,918
Amortization of deferred subscriber acquisition costs(8)	12,847	9,840
Amortization of deferred subscriber acquisition revenue(9)	(16,765)	(8,639)
Share-based compensation expense(10)	49,288	2,425
Management fees and other charges(11)	9,070	7,175
Adjusted EBITDA	$619,767	$577,021
___________________

(1)	For 2018, reflects the impact of Tax Reform. Refer to Note 7 “Income Taxes” to the condensed consolidated financial statements for further discussion.

(2)
Represents direct and incremental costs resulting from acquisitions made by the Company and certain related restructuring and integration efforts as a result of those acquisitions, as well as certain asset impairment charges related to our strategic investments.

(3)
For 2017, includes fees incurred in connection with the dividend paid to the Company’s holders and Ultimate Parent, which primarily includes distributions to our Sponsors (“Special Dividend”) and fees incurred in connection with amendments and restatements to our First Lien Credit Facilities and the 2017 Incremental Term B-1 Loan.

(4)
Foreign currency losses/(gains) are related to the translation of monetary assets and liabilities that are denominated in Canadian dollars, primarily due to intercompany loans. In the first quarter of 2018, we designated certain of these loans to be of a long-term-investment nature, and are reflecting foreign currency losses/gains on these loans in accumulated other comprehensive loss in the condensed consolidated balance sheet.

(5)
Loss on extinguishment of debt primarily relates to the paydown of $594 million of Prime Notes in connection with the IPO during 2018 and the write-off of debt discount and issuance costs associated with the amendments and restatements to our First Lien Credit Facilities in 2017.

(6)	For 2017, primarily represents non-cash asset write-downs associated with our strategic investments.

(7)	Represents costs associated with our program that began in 2015 to upgrade cellular technology used in many of our security systems.

(8)
Represents non-cash amortization expense associated with certain incremental contract costs that are deferred (referred to as deferred subscriber acquisition costs) including selling expenses (primarily commissions) related to acquiring customers.

(9)
Represents non-cash amortization expense associated with non-refundable fees that are deferred (referred to as deferred subscriber acquisition revenue) received in connection with the initiation of a monitoring contract.

(10)
Share-based compensation expense represents compensation expense associated with our equity compensation plans. Refer to Note 9 “Share-based Compensation” to the condensed consolidated financial statements for further discussion.

(11)
In 2018, includes expenses related to certain compensation arrangements primarily associated with acquisitions. In 2017, primarily represents fees paid under the Management Consulting Agreement as defined in the notes to the condensed consolidated financial statements. Such agreement was terminated in connection with the consummation of the IPO.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
For the three months ended March 31, 2018, Adjusted EBITDA increased by $43 million compared to 2017. This increase was primarily due to an increase in contractual monthly recurring fees for monitoring and other recurring services and an increase in operating profit on transactions in which security equipment is sold outright to customers. The remainder of this increase was attributable to a decrease in general and administrative expenses, excluding share-based compensation expense, radio conversion costs, financing and consent fees, and other non-cash items that are excluded under our definition of Adjusted EBITDA.
For further details on the drivers of these changes, refer to the discussions above under “—Results of Operations.”

Free Cash Flow
The table below reconciles Free Cash Flow to net cash provided by operating activities for the periods presented.

	For the Three Months Ended
(in thousands)	March 31, 2018	March 31, 2017
Net cash provided by operating activities	$504,574	$412,006
Dealer generated customer accounts and bulk account purchases	(159,607)	(143,688)
Subscriber system assets	(137,957)	(152,123)
Capital expenditures	(33,246)	(33,874)
Free Cash Flow	$173,764	$82,321
Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2018 resulted from $441 million of net income, exclusive of depreciation and intangible assets amortization and other non-cash items, and reflects: (i) cash interest paid of $94 million, (ii) restructuring and integration payments of $6 million primarily associated with acquisitions, (iii) cash paid for fees under the Management Consulting Agreement of $1 million, and (iv) cash paid for radio conversion costs of $2 million. The remainder relates to changes in assets and liabilities due to timing of other operating cash receipts and payments with respect to when the transactions are reflected in earnings.
Net cash provided by operating activities for the three months ended March 31, 2017 resulted from $326 million of net income, exclusive of depreciation and intangible assets amortization and other non-cash items, and reflects: (i) cash interest paid of $100 million, (ii) cash paid of $62 million for fees associated with the Special Dividend and fees in connection with the amendments and restatements to the First Lien Credit Facilities and the incremental first lien term loan facility in an aggregate principal amount of $800 million (the “First Lien Credit Agreement Incremental First Lien Term B-1 Loan”), (iii) cash paid for radio conversion costs of $5 million, (iv) restructuring and integration payments of $12 million associated with acquisitions, (v) cash paid for fees under the Management Consulting Agreement of $5 million, and (vii) other cash payments of $2 million that are excluded items under our definition of Adjusted EBITDA. The remainder relates to changes in assets and liabilities due to timing of other operating cash receipts and payments.
Refer to the discussions above under “—Results of Operations” for further details.
Cash Outlays Related to Capital Expenditures
For the three months ended March 31, 2018 and 2017, cash paid for dealer generated customer accounts and bulk account purchases was $160 million and $144 million, respectively, which relates primarily to dealer account purchases under the ADT Authorized Dealer Program. Cash paid for subscriber system assets was $138 million and $152 million, respectively, and cash paid for capital expenditures was $33 million and $34 million, respectively. Capital expenditures include cash payments for integration related capital expenditures of $4 million and $6 million, respectively.
Refer to the discussions below under “—Liquidity and Capital Resources” for further details.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our revolving credit facility, and the issuance of equity and/or debt securities as appropriate given market conditions. Our future cash needs are expected to include cash for operating activities, working capital, capital expenditures, strategic investments, periodic principal and interest payments on our debt, and potential dividend payments to our stockholders. We believe our cash position, borrowing capacity available under our revolving credit facility, and cash provided by operating activities are, and will continue to be, adequate to meet our operational and business needs in the next twelve months as well as our long-term liquidity needs.
We are a highly leveraged company with significant debt service requirements. As of March 31, 2018, we had $258 million in cash and cash equivalents, $750 million in noncurrent restricted cash and cash equivalents, and $350 million available under our revolving credit facility. The carrying value of total debt outstanding (excluding the Koch Preferred Securities) was $9,576 million as of March 31, 2018.

Long-Term Debt
Amendment and Restatement of First Lien Credit Agreement
On March 16, 2018, the Company entered into an Incremental Assumption and Amendment Agreement No.6 (the “2018 First Lien Credit Agreement Amendment”), which further amended and restated the First Lien Credit Agreement (the First Lien Credit Agreement, as amended, restated, supplemented, or otherwise waived prior to the effective date of the 2018 First Lien Credit Agreement Amendment (the “Existing Credit Agreement”) and, as amended by the 2018 First Lien Credit Agreement Amendment (the “Amended and Restated Credit Agreement”)).
Prior to the effectiveness of the 2018 First Lien Credit Agreement Amendment, the Existing Credit Agreement included a revolving credit facility of $255 million maturing on May 2, 2021, and a revolving credit facility of $95 million maturing on July 1, 2020. In connection with the 2018 First Lien Credit Agreement Amendment, the existing revolving credit facilities were replaced with a first lien revolving credit facility with an aggregate commitment of up to $350 million maturing on March 16, 2023, subject to the repayment, extension, or refinancing with longer maturity debt of certain of the Company’s other indebtedness (the “2023 Revolving Credit Facility”). Borrowings under the 2023 Revolving Credit Facility will bear interest at a rate equal to, at the Company’s option, either (a) a London Interbank Offered Rate (“LIBOR”) determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50% per annum, (ii) the prime rate of Barclays Bank PLC, and (iii) one-month adjusted LIBOR plus 1.00% per annum, in each case, plus the applicable margin of 2.75% for LIBOR loans and 1.75% for base rate loans. The applicable margin for borrowings under the 2023 Revolving Credit Facility is subject to one step-down based on a certain specified net first lien leverage ratio.
In addition, the Amended and Restated Credit Agreement requires us to pay a commitment fee between 0.375% and 0.50% (determined based on a net first lien leverage ratio) in respect of the unused commitments under the Replacement Revolving Credit Facility.
The term loan facilities under the Amended and Restated Credit Agreement continue to have the same terms as provided under the Existing Credit Agreement. Additionally, the parties to the Amended and Restated Credit Agreement continue to have the same obligations set forth in the Existing Credit Agreement.
In connection with the Amended and Restated Credit Agreement, we recorded an immaterial loss on extinguishment of debt for the three months ended March 31, 2018 associated with the write-off of a portion of the unamortized debt issuance costs relating to the Existing Credit Agreement.
As of March 31, 2018, we had no borrowings outstanding under the 2023 Revolving Credit Facility, leaving a total borrowing capacity of $350 million.
Prime Notes
On February 21, 2018, the Company redeemed $594 million aggregate principal amount of the Prime Notes using a portion of the net proceeds received from the IPO, and incurred a loss on extinguishment of debt of $62 million primarily related to the payment of the call premium, as well as the write-off of a portion of the unamortized debt issuance costs. The aggregate principal amount of Prime Notes outstanding after the repayment was $2,546 million.
Koch Preferred Securities
On May 8, 2018, we entered into a written consent with the Koch Investor, whereby we agreed to redeem the Koch Preferred Securities on July 2, 2018. We intend to redeem the original stated value of $750 million of the Koch Preferred Securities using the funds deposited in the Segregated Account in connection with the IPO. We expect that additional distributions of approximately $200 million necessary to redeem the Koch Preferred Securities in full, including the payment of the related redemption premium, accumulated dividends, and pro forma tax reimbursements, will be funded with cash on hand at the time of redemption (such amount subject to change based on the exact redemption date of July 2, 2018 based on fluctuations in the treasury rate in accordance with the Series A Certificate of Designation).
Additionally, while the certificate of designation of the Koch Preferred Securities restricts us from paying dividends on our common stock, the Koch Investor has consented to a one-time distribution in an aggregate amount not to exceed $27 million, which we used to declare a dividend on our common stock on May 9, 2018.

Debt Covenants
As of March 31, 2018, we were in compliance with all financial covenant and other maintenance tests for all our debt obligations.
Refer to Note 5 “Debt” and Note 6 “Mandatorily Redeemable Preferred Securities” to the condensed consolidated financial statements for further discussion.
Dividends
During the three months ended March 31, 2018, in lieu of declaring and paying a dividend on the Koch Preferred Securities, we elected to increase the accumulated stated value of such securities, which increased mandatorily redeemable preferred securities on the Condensed Consolidated Balance Sheet as of March 31, 2018 by approximately $25 million. We paid cash of $21 million to meet our dividend obligation associated with the Koch Preferred Securities during the three months ended March 31, 2017. Dividends on the Koch Preferred Securities are recorded in interest expense on the Condensed Consolidated Statements of Operations.
During the three months ended March 31, 2018, our board of directors declared the following cash dividends on common stock:

Declared Dividend	Dividend per Share	Record Date	Payment Date
March 15, 2018	$0.035	March 26, 2018	April 5, 2018
During the three months ended March 31, 2017, we paid $550 million of the Special Dividend.
On May 9, 2018, our board of directors declared a cash dividend of $0.035 per share to common stockholders of record as of June 25, 2018. This dividend will be paid on July 10, 2018.
Initial Public Offering
In January 2018, in connection with the consummation of our IPO, we received net proceeds of $1,415 million, after deducting underwriting discounts and commissions from the sale of our shares in the IPO. In addition, we incurred $10 million of offering expenses in connection with the IPO, of which $5 million had not been paid as of March 31, 2018.
On February 21, 2018, we used approximately $649 million of the proceeds from the IPO to redeem $594 million aggregate principal amount of Prime Notes and paid the related call premium. In accordance with definitive documents governing the Koch Preferred Securities, following the consummation of the IPO, the Company was required to maintain cash in a Segregated Account in an amount equal to at least $750 million until the Koch Preferred Securities have been redeemed in full. The Company funded the Segregated Account with the net proceeds of the IPO. Amounts held in this Segregated Account will be used to redeem the Koch Preferred Securities. The Company is required to increase the amounts held in the Segregated Account in certain circumstances, such as the completion of a subsequent public equity offering. Redemption of the Koch Preferred Securities prior to maturity will result in a material impact on our condensed consolidated financial statements. The funds deposited in this Segregated Account will be restricted cash on our Condensed Consolidated Balance Sheet. Refer to Note 6 “Mandatorily Redeemable Preferred Securities” and Note 13 “Subsequent Events” to the condensed consolidated financial statements for further discussion.

Cash Flow Analysis
The following table is a summary of our cash flow activity for the periods presented:

(in thousands)	For the Three Months Ended
	March 31, 2018	March 31, 2017
Net cash provided by operating activities	$504,574	$412,006
Net cash used in investing activities	$(366,811)	$(308,250)
Net cash provided by financing activities	$747,920	$96,598
Cash Flows from Operating Activities
For the three months ended March 31, 2018 and 2017, net cash provided by operating activities was $505 million, $412 million, respectively. See discussion of net cash provided by operating activities included in Free Cash Flow under “—Non-GAAP Measures.”
Cash Flows from Investing Activities
We make certain investments in our business that are intended to grow our customer base, enhance the overall customer experience, improve the productivity of our field workforce, and support greater efficiency of our back-office systems and our customer care centers. For the three months ended March 31, 2018 and 2017, our investing activities consisted of subscriber system asset additions of $138 million and $152 million, respectively, cash paid for customer contracts for electronic security services generated under the ADT Authorized Dealer Program and bulk account purchases of $160 million and $144 million, respectively, and capital expenditures of $33 million and $34 million, respectively. The decrease in subscriber system asset additions primarily resulted from the decrease in customer volume accompanied by the improvements in cost efficiencies. The increase in cash flow from dealer generated customer accounts is primarily driven by the increase in dealer production.
Furthermore, for the three months ended March 31, 2018, we paid $36 million for business acquisitions, net of cash acquired, and for the three months ended March 31, 2017 we received $21 million primarily related to proceeds received from the sale of a strategic investment.
Cash Flows from Financing Activities
For the three months ended March 31, 2018, financing activity consisted primarily of net proceeds from the IPO of $1,410 million, after deducting related fees, and repayment of long-term borrowings of $662 million. For the three months ended March 31, 2017, financing activities consisted primarily of net proceeds from long-term borrowings of $647 million and dividend payment of $550 million to our equity holders and Ultimate Parent, which primarily included distributions to our Sponsor.
COMMITMENTS AND CONTRACTUAL OBLIGATIONS
In our Annual Report on Form 10-K for the year ended December 31, 2017, we disclosed our commitments and contractual obligations. There have been no other material changes to these commitments and contractual obligations outside the ordinary course of business except as noted below.
On February 21, 2018, we used approximately $649 million of the proceeds from the IPO to redeem $594 million aggregate principal amount of Prime Notes and to pay the related call premium. Refer to Note 5 “Debt” to the condensed consolidated financial statements included herein for further discussion.
In addition, on May 8, 2018, we entered into a written consent with the Koch Investor, whereby we agreed to redeem the Koch Preferred Securities on July 2, 2018, including the payment of the related redemption premium, accumulated dividends, and pro forma tax reimbursements. Refer to Note 13 “Subsequent Events” to the condensed consolidated financial statements for further discussion.
OFF-BALANCE SHEET ARRANGEMENTS
There were no material off-balance sheet arrangements as of March 31, 2018.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. We identified in our 2017 Annual Report on Form 10-

K accounting policies that are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties.
Refer to Note 1 “Basis of Presentation and Summary of Significant Accounting Policies” to the condensed consolidated financial statements for further information about recent accounting adoptions and pronouncements.
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains certain information that may constitute “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that all statements contained in this report that are not clearly historical in nature, including statements regarding anticipated financial performance, management’s plans and objectives for future operations, business prospects, market conditions, and other matters are forward-looking. Forward-looking statements are contained principally in the sections of this report entitled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Without limiting the generality of the preceding sentence, any time we use the words “expects,” “intends,” “will,” “anticipates,” “believes,” “confident,” “continue,” “propose,” “seeks,” “could,” “may,” “should,” “estimates,” “forecasts,” “might,” “goals,” “objectives,” “targets,” “planned,” “projects,” and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking.
Forward-looking information involves risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such statements, including without limitation, the risks and uncertainties disclosed in Item 1A. of this report under the heading “Risk Factors.” Therefore, caution should be taken not to place undue reliance on any such forward-looking statements. Much of the information in this report that looks toward future performance of our Company is based on various factors and important assumptions about future events that may or may not actually occur. As a result, our operations and financial results in the future could differ materially and substantially from those we have discussed in the forward-looking statements included in the Quarterly Report. We assume no obligation (and specifically disclaim any such obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
For quantitative and qualitative disclosures about market risk, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2017. Our exposures to market risk have not changed materially since December 31, 2017.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) as of the end of the period covered by this Quarterly Report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2018, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2018, that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
See Note 8 “Commitments and Contingencies” to the condensed consolidated financial statements under the heading “Legal Proceedings” included in this Quarterly Report on Form 10-Q for legal proceedings and related matters.
ITEM 1A. RISK FACTORS.
ADT's significant business risks are described in Part I, Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 15, 2018. You should be aware that these risk factors and other information may not describe every risk facing our Company. Other than as set forth below, there have been no material changes to our risk factors from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
We may be subject to securities class actions and other lawsuits which may harm our business and results of operations.
We have previously been subject to securities class actions in connection with issues that arose prior to our acquisition of The ADT Corporation while it was still a publicly traded company. The ADT Corporation became the subject of securities litigation as described in The ADT Corporation’s filings with the SEC. We may in the future become subject to additional securities litigation in connection with issues that may have arisen prior to our acquisition of The ADT Corporation. This type of litigation may be lengthy, and may result in substantial costs and a diversion of management’s attention and resources. Results cannot be predicted with certainty and an adverse outcome in such litigation could result in monetary damages or injunctive relief that could materially adversely affect our business, results of operations, financial condition and cash flows.
Five substantially similar shareholder class action lawsuits related to the January 19, 2018 IPO of the Company’s common stock were filed in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida in March, April, and early May 2018. The actions are entitled Goldstrand Investments Inc. v. ADT Inc., Krebsbach v. ADT Inc., Katz v. ADT Inc., Sweet v. ADT Inc., and Lowinger v. ADT Inc. Plaintiffs in each case allege the purchase of ADT common stock in or traceable to the IPO, assert claims for alleged violations of the Securities Act of 1933 (the “Securities Act”) and seek to represent a class of similarly situated shareholders. Plaintiffs in all five cases name ADT Inc. and various ADT officers, directors and IPO underwriters, including Apollo Global Securities, LLC, as defendants. Plaintiffs allege that the defendants violated the Securities Act because the registration statement and prospectus used to effectuate the IPO were false and misleading in that they allegedly misled investors with respect to material litigation involving ADT, ADT’s efforts to protect its intellectual property, competitive pressures ADT faced, ADT’s customer acquisition costs, and false-alarm pressures.
These lawsuits may be lengthy, and may result in substantial costs and a diversion of management’s attention and resources. We can make no assurances that the outcome of such litigation will be favorable.
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
Our use of independent contractors for certain functions may expose us to additional risks.
In order to meet our evolving customer needs, we rely on third party independent contractors in addition to our existing workforce to perform certain tasks including, but not limited to, installation and service of our customer alarm systems. From time to time, we are involved in lawsuits and claims that assert that certain independent contractors should be treated as our employees. The state of the law regarding independent contractor status varies from state to state and is subject to change based on court decisions and regulation. For example, on April 30, 2018, the California Supreme Court adopted a new standard for determining whether a company “employs” or is the “employer” for purposes of the California Wage Orders in its decision in the Dynamex Operations West, Inc. v. Superior Court case. The Dynamex decision alters the analysis of whether an individual, who is classified by a hiring entity as an independent contractor in California, has been properly classified as an independent contractor. Under the new test, an individual is considered an employee under the California Wage Orders unless the hiring entity establishes three criteria: (i) the worker is free from the control and direction of the hirer in connection with the performance of the work, both under the contract for the performance of such work and in fact; (ii) the worker performs work that is outside the usual course of the hiring entity’s business; and (iii) the worker is customarily engaged in an independently established trade, occupation, or business of the same nature as the work performed for the hiring entity. Adverse determinations regarding the independent contractor status of any of our subcontractors could, among other things, entitle such individuals to the reimbursement of certain expenses and to the benefit of wage-and-hour laws, and could result in ADT being liable for employment and withholding tax and benefits for such individuals. Any such adverse determination could result in a material reduction of the number of subcontractors we can use for our business or significantly increase our costs to serve our customers, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Recent Sales of Unregistered Securities
Set forth below is information regarding securities sold or granted by us during the three months ended March 31, 2018 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). Also included is the consideration, if any, received by us for such securities and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed for such sales and grants. Such information is rounded to the nearest whole number, except per share data.
Common Stock

•	On January 4, 2018, we effected a stock split whereby our issued and outstanding shares of common stock were reclassified as 641,118,571 shares of our common stock.

•	On January 22, 2018, we issued 20,636,766 shares of common stock to Ultimate Parent.

•
On January 25, 2018, we issued 147,620 shares of common stock to an executive officer of the Company to satisfy the Company’s obligations under a retention agreement. The retention grant was fully vested upon issuance.

Except as otherwise noted above, these transactions were exempt from registration pursuant to Section 4(a)(2) of the Securities Act, as they were transactions by an issuer that did not involve a public offering of securities.
Use of Proceeds from Registered Securities
On January 23, 2018, we consummated an initial public offering of 105,000,000 shares of our common stock at a price of $14.00 per share pursuant to a Registration Statement on Form S-1 (Registration No. 333-222233), which was declared effective by the SEC on January 18, 2018. We received gross proceeds from our IPO of approximately $1,470 million, or $1,415 million after reflecting underwriting discounts of approximately $55 million. On February 21, 2018, we used approximately $649 million from the IPO to redeem $594 million aggregate principal amount of the Prime Notes and pay the related call premium. In addition, upon consummation of the IPO, we deposited $750 million of the net proceeds into the Segregated Account, which amount will be used to redeem the Koch Preferred Securities at a future date. The remaining proceeds will be used to pay other fees and expenses related to the IPO or for general corporate purposes.
Issuer Purchases of Equity Securities
The Company does not currently have a repurchase plan or program for our equity securities. However, our board of directors approved the repurchase of 4,203 equity securities from two former employees at the initial public offering price of $14.00 per share used in our initial public offering. The following information describes the Company’s stock repurchases during the three months ended March 31, 2018.

Period	Total Number of Shares Purchased	Average Price Paid Per Share
January 1 - January 31, 2018	4,203	$14.00
February 1 - February 28, 2018	—	$—
March 1 - March 31, 2018	—	$—
Total	4,203	$14.00
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
None.

ITEM 5. OTHER INFORMATION.
None.
ITEM 6. EXHIBITS.
See Exhibit Index attached hereto, which is incorporated herein by reference.
Exhibits Index
The information required by this Item is set forth on the exhibit index.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
10.1	Incremental Assumption and Amendment Agreement No. 6, dated as of March 16, 2018, by and among Prime Security Services Borrower, LLC, Prime Security Services Holdings, LLC, the lenders party thereto, Barclays Bank PLC and the other parties party thereto	8-K	10.1	03/19/2018
10.2*	Written Consent of Preferred Majority Holder, dated January 23, 2018
10.3*	Agreement and Consent, dated May 8, 2018, by and among Koch SV Investments, LLC and ADT Inc.
10.4	ADT Inc. 2018 Omnibus Incentive Plan	S-1/A	10.32	01/08/2018
10.5	Form of Restricted Stock Unit Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan	S-1/A	10.33	01/08/2018
10.6	Form of Non-qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan	S-1/A	10.34	01/08/2018
10.7	Form of Non-qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan (Class B Unit Redemption)	S-1/A	10.35	01/08/2018
10.8	Form of Common Stock Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan	S-1/A	10.36	01/08/2018
31.1*	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
31.2*	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
32.1*	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
Financial statements from the quarterly report on Form 10-Q of ADT Inc. for the three months ended March 31, 2018 formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statement of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements

_________________________
* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADT Inc.

Date:	May 9, 2018	By:	/s/ Jeffrey Likosar
		Name:	Jeffrey Likosar
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)