Form 10-Q
period 2018-06-30
ADT Inc.
filed 2018-08-09
CIK 1703056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018
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

The number of outstanding shares of the registrant’s common stock, $0.01 par value, was 756,562,453 (excluding 10,207,118 unvested shares of common stock) as of August 2, 2018.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
Assets
Current Assets:
Cash and cash equivalents	$344,288	$122,899
Restricted cash and cash equivalents	753,883	3,883
Accounts receivable trade, less allowance for doubtful accounts of $36,059 and $34,042, respectively	148,882	148,822
Inventories	78,134	85,672
Work-in-progress	30,194	21,252
Prepaid expenses and other current assets	95,491	73,358
Total current assets	1,450,872	455,886
Property and equipment, net	318,827	332,445
Subscriber system assets, net	2,894,096	2,892,683
Intangible assets, net	7,568,606	7,856,775
Goodwill	5,075,681	5,070,586
Deferred subscriber acquisition costs, net	371,700	282,478
Other assets	135,850	123,967
Total Assets	$17,815,632	$17,014,820

Liabilities and Stockholders' Equity
Current Liabilities:
Current maturities of long-term debt	$48,319	$48,060
Current maturities of mandatorily redeemable preferred securities	735,661	—
Accounts payable	196,920	187,695
Deferred revenue	316,249	309,157
Accrued expenses and other current liabilities	374,130	351,340
Total current liabilities	1,671,279	896,252
Long-term debt	9,522,457	10,121,126
Mandatorily redeemable preferred securities—authorized 1,000,000 shares Series A of $0.01 par value; issued and outstanding 750,000 shares as of June 30, 2018 and December 31, 2017	—	682,449
Deferred subscriber acquisition revenue	460,307	368,669
Deferred tax liabilities	1,374,455	1,376,708
Other liabilities	125,292	136,504
Total Liabilities	13,153,790	13,581,708

Commitments and contingencies (See Note 8)

Stockholders' Equity:
Common stock—authorized 3,999,000,000 shares of $0.01 par value; issued and outstanding shares of 766,795,086 and 641,118,571 as of June 30, 2018 and December 31, 2017, respectively	1,052	2
Additional paid-in capital	5,935,377	4,435,329
Accumulated deficit	(1,241,639)	(998,212)
Accumulated other comprehensive loss	(32,948)	(4,007)
Total Stockholders' Equity	4,661,842	3,433,112
Total Liabilities and Stockholders' Equity	$17,815,632	$17,014,820
See Notes to Condensed Consolidated Financial Statements
ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	For the Quarters Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Monitoring and related services	$1,023,126	$1,007,086	$2,040,418	$2,004,734
Installation and other	108,333	60,694	207,489	122,274
Total revenue	1,131,459	1,067,780	2,247,907	2,127,008
Cost of revenue (exclusive of depreciation and amortization shown separately below)	246,225	215,250	494,619	433,955
Selling, general and administrative expenses	322,538	285,656	627,508	638,911
Depreciation and intangible asset amortization	488,320	458,387	971,996	919,316
Merger, restructuring, integration, and other costs	455	18,860	8,478	39,665
Operating income	73,921	89,627	145,306	95,161
Interest expense, net	(174,479)	(188,099)	(348,812)	(369,160)
Loss on extinguishment of debt	—	(3,431)	(61,597)	(4,331)
Other income	29,282	9,018	28,822	13,005
Loss before income taxes	(71,276)	(92,885)	(236,281)	(265,325)
Income tax benefit	4,571	229	12,139	31,794
Net loss	$(66,705)	$(92,656)	$(224,142)	$(233,531)

Net loss per share:
Basic and diluted	$(0.09)	$(0.14)	$(0.30)	$(0.36)

Weighted-average number of shares:
Basic and diluted	750,009	641,048	739,354	641,048

Cash dividends declared per common share	$0.035	$0.312	$0.070	$1.170
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	For the Quarters Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net loss	$(66,705)	$(92,656)	$(224,142)	$(233,531)
Other comprehensive (loss) income, net of tax:
Change in unrealized loss on cash flow hedges	(2,289)	—	(2,289)	—
Foreign currency translation and other	(10,925)	10,219	(26,652)	13,588
Total other comprehensive (loss) income, net of tax	(13,214)	10,219	(28,941)	13,588
Comprehensive loss	$(79,919)	$(82,437)	$(253,083)	$(219,943)
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of December 31, 2017	641,119	$2	$4,435,329	$(998,212)	$(4,007)	$3,433,112
Adoption of accounting standard, net of tax	—	—	—	34,430	—	34,430
Common stock issued for initial public offering proceeds, net of related fees	105,000	1,050	1,404,969	—	—	1,406,019
Other comprehensive loss, net of tax	—	—	—	—	(28,941)	(28,941)
Net loss	—	—	—	(224,142)	—	(224,142)
Dividends	—	—	—	(53,715)	—	(53,715)
Share-based compensation expense	20,676	—	95,102	—	—	95,102
Other	—	—	(23)	—	—	(23)
Balance as of June 30, 2018	766,795	$1,052	$5,935,377	$(1,241,639)	$(32,948)	$4,661,842
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Six Months Ended
	June 30, 2018	June 30, 2017
Cash Flows from Operating Activities:
Net loss	$(224,142)	$(233,531)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and intangible asset amortization	971,996	919,316
Amortization of deferred subscriber acquisition costs	27,152	21,608
Amortization of deferred subscriber acquisition revenue	(35,555)	(18,646)
Share-based compensation expense	95,102	4,889
Deferred income taxes	(9,778)	(39,042)
Provision for losses on accounts receivable and inventory	27,531	28,616
Loss on extinguishment of debt	61,597	4,331
Other non-cash items, net	2,427	24,624
Changes in operating assets and liabilities, net of the effects of acquisitions:
Deferred subscriber acquisition costs	(88,810)	(81,814)
Deferred subscriber acquisition revenue	127,973	123,387
Other, net	7,269	(10,326)
Net cash provided by operating activities	962,762	743,412
Cash Flows from Investing Activities:
Dealer generated customer accounts and bulk account purchases	(327,553)	(306,304)
Subscriber system assets	(280,720)	(298,923)
Capital expenditures	(65,212)	(69,435)
Acquisition of businesses, net of cash acquired	(36,214)	—
Other investing	13,552	25,464
Net cash used in investing activities	(696,147)	(649,198)
Cash Flows from Financing Activities:
Proceeds from initial public offering, net of fees	1,406,019	—
Proceeds from long-term borrowings	—	1,344,126
Repayment of long-term borrowings, including call premiums	(673,928)	(700,306)
Dividends on common stock	(26,265)	(749,999)
Other financing	(416)	(1,048)
Net cash provided by (used in) financing activities	705,410	(107,227)

Effect of currency translation on cash	(636)	42

Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	971,389	(12,971)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	126,782	90,893
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$1,098,171	$77,922
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation and Summary of Significant Accounting Policies
Nature of Business—ADT Inc. (“ADT Inc.”), a company incorporated in the state of Delaware, and its wholly owned subsidiaries (collectively, the “Company”), are principally engaged in the sale, installation, servicing, and monitoring of electronic home and business security and automation systems in the United States (or “U.S.”) and Canada. Prior to September 2017, ADT Inc. was named Prime Security Services Parent Inc. ADT Inc. is majority-owned by Prime Security Services TopCo Parent, L.P. (“Ultimate Parent”). Ultimate Parent is owned by Apollo Investment Fund VIII, L.P. and related funds that are directly or indirectly managed by Apollo Global Management, LLC, its subsidiaries, and its affiliates (“Apollo” or the “Sponsor”), and management investors.
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
Use of Estimates—The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenue and expenses. Significant estimates and judgments inherent in the preparation of the condensed consolidated financial statements include, but are not limited to, estimates of future cash flows and valuation related assumptions associated with asset impairment testing and the valuation of certain intangible and tangible assets and liabilities in connection with the acquisition of businesses, useful lives and methods for depreciation and amortization, loss contingencies, and income taxes and tax valuation allowances. Actual results could differ materially from these estimates.
Stock Split—On January 4, 2018, the board of directors of the Company declared a 1.681-for-1 stock split (the “Stock Split”) of the Company’s common stock issued and outstanding as of January 4, 2018. Unless otherwise noted, all share and per-share data included in these condensed consolidated financial statements have been adjusted to give effect to the Stock Split. In addition, the number of shares subject to, and the exercise price of, the Company’s outstanding options were adjusted to reflect the Stock Split.
Initial Public Offering—In January 2018, the Company completed its initial public offering (“IPO”) in which the Company issued and sold 105,000,000 shares of common stock at an initial public offering price of $14.00 per share. The Company’s common stock began trading on the New York Stock Exchange under the symbol “ADT.”
The Company received net proceeds of $1,406 million, after deducting underwriting discounts, commissions, and offering expenses, from the sale of its shares in the IPO. The Company deposited $750 million of the net proceeds from the IPO into a segregated account (“Segregated Account”), which the Company used along with cash on hand for the purpose of redeeming the 750,000 shares of Series A $0.01 par value preferred securities (“Koch Preferred Securities”) on July 2, 2018 (the “Koch Redemption”). Refer to Note 6 “Mandatorily Redeemable Preferred Securities” and Note 14 “Subsequent Events” for further discussion.
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
Other Income—For the quarter and six months ended June 30, 2018, other income primarily includes approximately $22 million of licensing fees, as well as gains of $7.5 million from equity in a third party that the Company received as part of a settlement, as described below. For the quarter and six months ended June 30, 2017, other income primarily includes foreign currency gains and losses from the translation of monetary assets and liabilities that are denominated in Canadian dollars related to intercompany loans. During the first quarter of 2018, the Company designated certain of these intercompany loans to be of a long-term-investment nature, and began reflecting the related foreign currency gains and losses in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheet.
Subscriber System Assets, Net—Capitalized equipment and installation costs incurred in connection with transactions in which the Company retains ownership of the security systems are reflected as subscriber system assets, net in the Condensed Consolidated Balance Sheets. Depreciation expense relating to subscriber system assets is included in depreciation and intangible asset amortization in the Condensed Consolidated Statements of Operations. The following tables set forth the gross carrying amounts, accumulated depreciation, and depreciation expense relating to subscriber system assets for the periods presented.

(in thousands)	June 30, 2018	December 31, 2017
Gross carrying amount	$4,023,821	$3,762,905
Accumulated depreciation	(1,129,725)	(870,222)
Subscriber system assets, net	$2,894,096	$2,892,683

	For the Quarters Ended		For the Six Months Ended
(in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Subscriber system assets depreciation expense	$136,618	$133,622	$272,748	$266,220
Accrued Expenses and Other Current Liabilities—Accrued expenses and other current liabilities as of June 30, 2018 and December 31, 2017 consisted of the following:

(in thousands)	June 30, 2018	December 31, 2017
Accrued interest	$85,472	$91,592
Payroll-related accruals	74,993	94,501
Other accrued liabilities	213,665	165,247
Total accrued expenses and other current liabilities	$374,130	$351,340
Financial Instruments—The Company’s financial instruments primarily consist of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable, debt, preferred securities, and derivative financial instruments. Due to their short-term and/or liquid nature, the fair values of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, and accounts payable approximated their respective carrying values as of June 30, 2018 and December 31, 2017.
Cash Equivalents—Included in cash and cash equivalents are investments in money market mutual funds, which were $238 million and $51 million as of June 30, 2018 and December 31, 2017, respectively. These investments are classified as Level 1 for purposes of fair value measurement.
Restricted Cash and Cash Equivalents—Restricted cash and cash equivalents are restricted for a specific purpose and cannot be included in the general cash account. The Company’s restricted cash and cash equivalents primarily relate to funds held in the Segregated Account for the purpose of redeeming the Koch Preferred Securities, as described above, and amounts held in escrow by a third-party trustee to cover potential adjustments to the purchase price associated with certain acquisitions. Restricted cash and cash equivalents consist of highly liquid investments with original maturities when purchased of three months or less. These investments are classified as Level 1 for purposes of fair value measurement.

Long-Term Debt Instruments and Koch Preferred Securities—The fair values of the Company’s long-term debt instruments were determined using broker-quoted market prices, which are considered Level 2 inputs. The carrying amount of debt outstanding, if any, under the Company’s revolving credit facilities approximates fair value as interest rates on these borrowings approximate current market rates, and are considered Level 2 inputs. The fair value of the Koch Preferred Securities at June 30, 2018 was estimated based on the price a market participant would receive upon the imminent redemption of the Koch Preferred Securities, which is considered a Level 3 input. Since the Company redeemed all of the outstanding Koch Preferred Securities on July 2, 2018, the fair value of the Koch Preferred Securities at June 30, 2018 was estimated as being equal to the contractual redemption price on July 2, 2018.
The fair value of the Koch Preferred Securities at December 31, 2017 was estimated using a discounted cash-flow approach in conjunction with a binomial lattice interest rate model to incorporate the contractual dividends and the Company’s ability to redeem the Koch Preferred Securities. Key input assumptions to the valuation analysis are the credit spread, yield volatility, and expected time to redemption, which are considered Level 3 inputs. The credit spread was estimated using the credit spread at issuance of the Koch Preferred Securities and adjusted for the change in observed publicly traded debt of the Company between the issuance date and the measurement date. The yield volatility estimate was based on the historical yield volatility observed from comparable public high yield debt. The expected time to redemption was based on the Company’s expectations.
The carrying values and fair values of the Company’s long-term debt instruments and Koch Preferred Securities that are subject to fair value disclosures as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018		December 31, 2017
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt instruments, excluding capital lease obligations	$9,535,185	$9,754,374	$10,128,020	$10,868,626
Koch Preferred Securities	$735,661	$948,900	$682,449	$924,700
Derivative Financial Instruments—All derivative financial instruments are reported at fair value as either assets or liabilities in the Condensed Consolidated Balance Sheets. For derivative instruments that qualify for hedge accounting, changes in fair values are recognized in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets. For derivative instruments for which the Company does not apply hedge accounting, changes in fair values are reflected in the Condensed Consolidated Statements of Operations according to the nature of the hedged item. During the quarters and six months ended June 30, 2018 and 2017, changes in fair values of the Company’s derivative instruments were not material. Refer to Note 9 “Derivative Financial Instruments” for further discussion.
Guarantees—In the normal course of business, the Company is liable for contract completion and product performance. The Company does not believe such obligations will significantly affect its financial position, results of operations, or cash flows. As of June 30, 2018 and December 31, 2017, the Company had no material guarantees other than $55 million and $54 million, respectively, primarily in standby letters of credit related to its insurance programs.
Settlements—In January 2018, the Company received $10 million in connection with a litigation settlement, which is reflected as a benefit to selling, general and administrative expenses in the Condensed Consolidated Statement of Operations for the six months ended June 30, 2018.
In February 2018, the Company entered into a settlement agreement (the “February 2018 Settlement Agreement”), the terms of which entitled the Company to receive $7.5 million of non-cash compensation in the form of an equity interest in the counterparty to the agreement (the “Counterparty”), which the Company reflected as a benefit to selling, general and administrative expenses during the first quarter of 2018. Additionally, the February 2018 Settlement Agreement entitled the Company to receive $24 million in licensing fees over a forty-eight-month period.
In the second quarter of 2018, the Counterparty was acquired by a third party. The terms of the acquisition entitled the Company to approximately $15 million in exchange for the Company’s equity interest in the Counterparty. Additionally, as a result of the Counterparty’s acquisition, the Company concluded that amounts due under the license arrangement were probable to be collected. The Company received approximately $12 million in cash associated with its equity interest during the second quarter of 2018, and recorded a gain on investment of $7.5 million, which is reflected in other income in the Condensed Consolidated Statements of Operations. The Company also recorded a benefit of $22 million associated with the license arrangement, which is discounted to reflect a significant financing component, and reflected this amount in other income in the Condensed Consolidated Statement of Operations.
Hurricanes—In the second half of 2017, there were three hurricanes impacting areas in which the Company operates that resulted in power outages and service disruptions to certain customers of the Company. The financial impact from these hurricanes as of and for the quarter and six months ended June 30, 2018 was not material. The Company will continue to evaluate any potential financial and business impacts these hurricanes may have on future periods.
Recently Adopted Accounting Pronouncements—In May 2014, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that sets forth a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The Company adopted this new standard and its related amendments effective on January 1, 2018 using the modified retrospective transition method, whereby the cumulative effect of initially applying the new standard is recognized as an adjustment to the opening balance of stockholders’ equity. Results for reporting periods beginning on or after January 1, 2018 are presented under this new standard, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period.
The largest impact from the new standard relates to the timing of recognition of certain incremental selling costs associated with acquiring new customers. Under the new standard, certain costs previously amortized over the initial contract term will now be amortized in pools based on the expected life of a customer relationship using an accelerated method over 15 years. To a lesser extent, the adoption of the new standard impacted the identification of performance obligations and the allocation of transaction price to those performance obligations for certain sales of security systems sold outright to customers.
As of January 1, 2018, due to the cumulative impact of adopting this new standard, the Company recorded a net increase to the opening balance of stockholders’ equity of $34 million, which is net of tax of $12 million. The impact to the line items in the Condensed Consolidated Balance Sheet was as follows:

	Balance at December 31, 2017	Revenue Standard Adoption Adjustment	Balance at January 1, 2018
(in thousands)
Assets
Prepaid expenses and other current assets	$73,358	$6,615	$79,973
Deferred subscriber acquisition costs, net	282,478	33,380	315,858
Other assets	123,967	6,321	130,288

Liabilities
Deferred tax liabilities	1,376,708	11,886	1,388,594

Stockholders' Equity
Accumulated deficit	(998,212)	34,430	(963,782)
Refer to Note 2 “Revenue” for further discussion related to the impact of adopting this standard.
In January 2016, the FASB issued authoritative guidance related to the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. Under the new guidance, equity investments with readily determinable fair values, except those accounted for under the equity method, will be measured at fair value with changes in fair value recognized in earnings. In addition, this update clarifies the guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from the unrealized losses on certain debt securities. The Company adopted this guidance effective on January 1, 2018. There was no material impact to the condensed consolidated financial statements as a result of the adoption.
In November 2016, the FASB issued authoritative guidance amending the presentation of restricted cash within the statement of cash flows. The new guidance requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this guidance effective on January 1, 2018 using the retrospective transition method for all periods presented in the Condensed Consolidated Statements of Cash Flows. The following table provides a reconciliation of the amount of cash and cash equivalents and restricted cash and cash equivalents reported within the Condensed Consolidated Balance Sheets to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows:

(in thousands)	June 30, 2018	December 31, 2017
Cash and cash equivalents	$344,288	$122,899
Restricted cash and cash equivalents	753,883	3,883
Total cash and cash equivalents and restricted cash and cash equivalents at end of period	$1,098,171	$126,782

In May 2017, the FASB issued authoritative guidance that addresses changes to the terms or conditions of a share-based payment award, specifically regarding which changes to the terms or conditions of a share-based payment award would require modification accounting. This guidance does not change the accounting for modifications, but clarifies that an entity should apply modification accounting except when the fair value, vesting conditions, and classification of the modified award are the same as the original award immediately before the modification. The Company adopted this guidance effective on January 1, 2018, and applied the guidance prospectively to share-based payment award modifications subsequent to the date of adoption. The adoption of this guidance did not have a material impact to the condensed consolidated financial statements. Refer to Note 10 “Share-based Compensation” for further discussion.
In August 2017, the FASB issued authoritative guidance which simplifies the application of hedge accounting standards to better portray the economic results of risk management activities in the financial statements. The guidance aligns the recognition and presentation of the effects of hedging instruments with the hedged items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness at inception and on an ongoing basis. The guidance also eliminates the requirement to measure and disclose the ineffective portion of the change in fair value of cash flow hedges. The Company elected to early adopt this guidance in the second quarter of 2018, and applied the guidance to qualified hedging instruments entered into subsequent to the date of adoption. The Company did not have any derivative instruments classified as hedging instruments prior to the date of adoption. The impact to the condensed consolidated financial statements as a result of the adoption was not material. Refer to Note 9 “Derivative Financial Instruments” for further discussion.
Recently Issued Accounting Pronouncements—In February 2016, the FASB issued authoritative guidance on accounting for leases. This new guidance, and related amendments, requires lessees to recognize a right-to-use asset and a lease liability for substantially all leases, and to disclose key information about leasing arrangements. The recognition, measurement, and presentation of expenses and cash flows for lessees will remain significantly unchanged from current guidance. This guidance is effective for all public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. This guidance will be effective for the Company in the first quarter of 2019. The guidance requires that a company adopt the standard using a modified retrospective approach, however, recent amendments allow for an alternative adoption method whereby a company can apply this new guidance at the adoption date and recognize the cumulative effect of adoption as an adjustment to the opening balance of stockholders’ equity. The Company is currently evaluating the transition method, use of practical expedients, and impact of this guidance.
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
2. Revenue
The Company generates revenue primarily through contractual monthly recurring fees received for monitoring and related services provided to customers. In transactions in which the Company provides monitoring and related services but maintains ownership of the security systems, the Company’s performance obligations primarily include monitoring, related services (such as maintenance agreements), and a material right associated with the non-refundable fees received in connection with the initiation of a monitoring contract (referred to as deferred subscriber acquisition revenue) that the customer will not need to pay upon a renewal of the contract. The portion of the transaction price associated with monitoring and related services revenue is recognized when the services are provided to the customer, and is reflected in monitoring and related services revenue in the Condensed Consolidated Statements of Operations.
Deferred subscriber acquisition revenue is deferred and recorded as deferred subscriber acquisition revenue in the Condensed Consolidated Balance Sheets upon initiation of a monitoring contract. Deferred subscriber acquisition revenue is amortized into installation and other revenue in the Condensed Consolidated Statements of Operations over the estimated life of the customer relationship using an accelerated method. Amortization of deferred subscriber acquisition revenue was $19 million and $36 million for the quarter and six months ended June 30, 2018, respectively.
In transactions involving security systems that are sold outright to the customer, the Company’s performance obligations include monitoring, related services, and the sale and installation of the security systems. For such arrangements, the Company allocates a portion of the transaction price to each performance obligation based on a relative standalone selling price. Revenue associated with the sale and installation of security systems is recognized once installation is complete, and is reflected in installation and other revenue in the Condensed Consolidated Statements of Operations. Revenue associated with monitoring and related services is recognized as those services are provided, and is reflected in monitoring and related services revenue in the Condensed Consolidated Statements of Operations.
Early termination of the contract by the customer results in a termination charge in accordance with the contract terms. Contract termination charges are recognized in revenue when collectability is probable, and are reflected in monitoring and related services revenue in the Condensed Consolidated Statements of Operations. Amounts collected from customers for sales and other taxes are reported net of the related amounts remitted.
The Company incurs certain incremental contract costs (referred to as deferred subscriber acquisition costs) including selling expenses (primarily commissions) related to acquiring customers. Deferred subscriber acquisition costs, net are presented in the Condensed Consolidated Balance Sheets. Commissions paid in connection with acquiring customers are determined based on the value of the contractual fees. Amortization expense relating to deferred subscriber acquisition costs was $14 million and $27 million for the quarter and six months ended June 30, 2018, respectively. Contract assets associated with outright sales are not material.
Customer billings for services not yet rendered are deferred and recognized as revenue as services are provided. These fees are recorded as current deferred revenue in the Condensed Consolidated Balance Sheets as the Company expects to satisfy any remaining performance obligations, as well as recognize the related revenue, within the next twelve months. Accordingly, the Company has applied the practical expedient regarding deferred revenue to exclude the value of remaining performance obligations if (i) the contract has an original expected term of one year or less or (ii) the Company recognizes revenue in proportion to the amount it has the right to invoice for services performed.
The impact from the adoption of the new revenue standard on the Company’s condensed consolidated financial statements as of and for the quarter and six months ended June 30, 2018 was as follows:

	For the Quarter Ended June 30, 2018			For the Six Months Ended June 30, 2018
		Balances without Adoption of Standard	Effect of Adoption Increase / (Decrease)		Balances without Adoption of Standard	Effect of Adoption Increase / (Decrease)
Statements of Operations (in thousands)	As Reported			As Reported
Monitoring and related services	$1,023,126	$1,024,604	$(1,478)	$2,040,418	$2,043,254	$(2,836)
Installation and other	108,333	106,070	2,263	207,489	203,347	4,142
Total revenue	1,131,459	1,130,674	785	2,247,907	2,246,601	1,306
Cost of revenue (exclusive of depreciation and amortization shown separately below)	246,225	246,225	—	494,619	494,619	—
Selling, general and administrative expenses(1)	322,538	329,760	(7,222)	627,508	640,971	(13,463)
Depreciation and intangible asset amortization	488,320	488,320	—	971,996	971,996	—
Merger, restructuring, integration, and other costs	455	455	—	8,478	8,478	—
Operating income	73,921	65,914	8,007	145,306	130,537	14,769
Interest expense, net	(174,479)	(174,479)	—	(348,812)	(348,812)	—
Loss on extinguishment of debt	—	—	—	(61,597)	(61,597)	—
Other income	29,282	29,282	—	28,822	28,822	—
Loss before income taxes	(71,276)	(79,283)	8,007	(236,281)	(251,050)	14,769
Income tax benefit	4,571	6,355	(1,784)	12,139	15,580	(3,441)
Net loss	$(66,705)	$(72,928)	$6,223	$(224,142)	$(235,470)	$11,328
_________________

(1)
For the quarter and six months ended June 30, 2018, the effect of adoption includes approximately $5 million and $10 million, respectively, associated with non-cash amortization expense of deferred subscriber acquisition costs.

	As Reported	Balances without Adoption of Standard	Effect of Adoption Increase / (Decrease)
Balance Sheet (in thousands)
Assets
Prepaid expenses and other current assets	$95,491	$87,536	$7,955
Deferred subscriber acquisition costs, net	371,700	324,078	47,622
Other assets	135,850	130,342	5,508

Liabilities
Deferred tax liabilities	1,374,455	1,359,128	15,327

Stockholders' Equity
Accumulated deficit	(1,241,639)	(1,287,397)	45,758
Disaggregated Revenue
The following table sets forth the Company’s revenues disaggregated by source:

(in thousands)	For the Quarter Ended June 30, 2018	For the Six Months Ended June 30, 2018
Monitoring and related services	$1,023,126	$2,040,418
Installation and other	108,333	207,489
Total revenue	$1,131,459	$2,247,907
3. Acquisitions
From time to time, the Company may pursue acquisitions of companies that either strategically fit with the Company’s existing core business or expand the Company’s security and monitoring solutions in new and attractive adjacent markets. The Company acquired two businesses during the six months ended June 30, 2018, and paid $36 million, net of cash acquired. In addition, the Company recorded preliminary amounts of approximately $16 million of goodwill and approximately $13 million of customer relationships in the Condensed Consolidated Balance Sheet related to these acquisitions.
Dealer Generated Customer Accounts and Bulk Account Purchases
The Company paid $328 million and $306 million for customer contracts for electronic security services generated through the Company’s network of authorized dealers (the “ADT Authorized Dealer Program”) and bulk account purchases during the six months ended June 30, 2018 and 2017, respectively. These contracts are reflected in the Condensed Consolidated Balance Sheets as definite-lived intangible assets, and are recorded at their contractually determined purchase price.
4. Goodwill and Other Intangible Assets
Goodwill
There were no material changes in the carrying amount of goodwill during the six months ended June 30, 2018.

Other Intangible Assets
The following table sets forth the gross carrying amounts and accumulated amortization of the Company’s other intangible assets as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets:
Contracts and related customer relationships	$7,070,540	$(2,271,994)	$6,748,355	$(1,749,327)
Dealer relationships	1,602,142	(188,505)	1,605,910	(146,299)
Other	196,738	(173,315)	195,363	(130,227)
Total amortizable intangible assets	8,869,420	(2,633,814)	8,549,628	(2,025,853)
Indefinite-lived intangible assets:
Trade name	1,333,000	—	1,333,000	—
Total intangible assets	$10,202,420	$(2,633,814)	$9,882,628	$(2,025,853)
For the six months ended June 30, 2018, the changes in the net carrying amount of customer contracts acquired and customer relationships were as follows:

(in thousands)
Balance as of December 31, 2017	$4,999,028
Acquisition of customer relationships	13,394
Customer contract additions, net of dealer charge-backs	328,503
Amortization	(526,976)
Currency translation and other	(15,403)
Balance as of June 30, 2018	$4,798,546
During the six months ended June 30, 2018, the weighted-average amortization period for customer contract additions primarily purchased through the ADT Authorized Dealer Program was 15 years. Amortization expense for definite-lived intangible assets for the periods presented was as follows:

	For the Quarters Ended		For the Six Months Ended
(in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Definite-lived intangible asset amortization expense	$308,721	$284,602	$612,698	$572,895
The estimated aggregate amortization expense for definite-lived intangible assets is expected to be as follows:

(in thousands)
Remainder of 2018	$575,558
2019	1,107,676
2020	1,060,102
2021	962,984
2022	620,325
2023	268,608
5. Debt
First Lien Credit Agreement Amendment
On March 16, 2018, the Company entered into an Incremental Assumption and Amendment Agreement No. 6 (the “2018 First Lien Credit Agreement Amendment”), which further amended and restated the First Lien Credit Agreement (the First Lien Credit Agreement, as amended, restated, supplemented, or otherwise waived prior to the effective date of the 2018 First Lien Credit Agreement Amendment (the “Existing Credit Agreement”) and, as amended by the 2018 First Lien Credit Agreement Amendment (the “Amended and Restated Credit Agreement”)).

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
The impact to the condensed consolidated financial statements as a result of the 2018 First Lien Credit Agreement Amendment was not material.
As of June 30, 2018, the Company had $350 million in available borrowing capacity under its 2023 Revolving Credit Facility.
Prime Notes
On February 21, 2018, the Company used approximately $649 million of the net proceeds from the IPO to voluntarily redeem $594 million aggregate principal amount of the Prime Notes, and incurred a loss on extinguishment of debt of approximately $62 million related to the payment of the call premium and the write-off of a portion of the unamortized debt issuance costs. The aggregate principal amount of Prime Notes outstanding after the repayment was $2,546 million.
See Note 1 “Basis of Presentation and Summary of Significant Accounting Policies” for further discussion on the fair value of the Company’s debt.
6. Mandatorily Redeemable Preferred Securities
In connection with the acquisition of The ADT Security Corporation (formerly named The ADT Corporation) (“The ADT Corporation”), the Company issued 750,000 shares of the Koch Preferred Securities. In January 2018, in connection with the IPO, the Company deposited $750 million of the net proceeds from the IPO into the Segregated Account for the purpose of redeeming the Koch Preferred Securities at a future date. Funds held in the Segregated Account are reported as restricted cash and cash equivalents on the Condensed Consolidated Balance Sheet as of June 30, 2018. As discussed below, the Company redeemed the Koch Preferred Securities on July 2, 2018.
The Koch Preferred Securities accrue and accumulate preferential cumulative dividends in arrears on the then current stated value of the Koch Preferred Securities. Dividends are payable quarterly, in cash, at a rate equal to the daily five-year treasury rate plus 9.00% per annum. In the event that dividends for any quarter are not paid in cash, dividends for such quarter will accrue and accumulate at a rate equal to the daily five-year treasury rate plus 9.75% per annum, and will be added to the then current stated value of the Koch Preferred Securities at the end of such quarter.
The quarterly dividend obligation associated with the Koch Preferred Securities is reflected in interest expense, net in the Condensed Consolidated Statements of Operations. For the quarter and six months ended June 30, 2018, the dividend obligation on the Koch Preferred Securities was $26 million and $51 million, respectively. In lieu of declaring and paying the dividend obligation on the Koch Preferred Securities, the Company elected to increase the accumulated stated value of such securities, which increased the reported balance of mandatorily redeemable preferred securities on the Condensed Consolidated Balance Sheet. For the quarter and six months ended June 30, 2017, the dividend obligation on the Koch Preferred Securities was $20 million and $41 million, respectively, which the Company paid in cash to an affiliate of Koch Industries, Inc. (the “Koch Investor”).

Refer to Note 1 “Basis of Presentation and Summary of Significant Accounting Policies” for information on the fair value of the Koch Preferred Securities.
Koch Agreement and Consent
While the certificate of designation of the Koch Preferred Securities restricted the Company from paying dividends on its common stock, the Koch Investor consented in January 2018 to a one-time distribution on or before June 30, 2018, not to exceed $50 million, which the Company used to declare a dividend on its common stock on March 15, 2018.
In May 2018, the Company entered into a written consent with the Koch Investor, whereby the Company agreed to redeem all of the outstanding Koch Preferred Securities on July 2, 2018. Further, the Koch Investor consented to an additional one-time distribution in an aggregate amount not to exceed $27 million, which the Company used to declare a dividend on its common stock on May 9, 2018.
On July 2, 2018, the Company redeemed the original stated value of $750 million of the Koch Preferred Securities for total consideration of approximately $950 million, which included approximately $200 million related to the payment of the redemption premium, accumulated dividends, and tax reimbursements, using the funds in the Segregated Account as well as cash on hand immediately prior to the Koch Redemption.
Refer to Note 14 “Subsequent Events” for information on the redemption of the Koch Preferred Securities.
Investor Rights Agreement
Prior to the consummation of the IPO, the Company, Prime Security Services TopCo Parent GP, LLC, as the general partner of Ultimate Parent, Ultimate Parent, and the Koch Investor entered into an Amended and Restated Series A Investor Rights Agreement, which was amended and restated by the Second Amended and Restated Series A Investor Rights Agreement (the “Investor Rights Agreement”), which contained certain designations, rights, preferences, powers, restrictions, and limitations that could require the Company to redeem all or a portion of the Koch Preferred Securities or require that the Company obtain the consent of the holders of a majority of the Koch Preferred Securities before taking certain actions or entering into certain transactions. Following the Koch Redemption, the Investor Rights Agreement was automatically terminated in accordance with its terms.
7. Income Taxes
Unrecognized Tax Benefits
The Company did not have a significant change to its unrecognized tax benefits during the six months ended June 30, 2018. The Company’s uncertain tax positions relate to tax years that remain subject to audit by the taxing authorities in the U.S. federal, state and local, and foreign jurisdictions. Based on the current status of its income tax audits, the Company does not believe that a significant portion of its unrecognized tax benefits will be resolved in the next twelve months.
Effective Tax Rate
The Company’s income tax benefit for the quarter and six months ended June 30, 2018 was $5 million and $12 million, respectively, resulting in an effective tax rate of 6.4% and 5.1%, respectively. The effective tax rates for the quarter and six months ended June 30, 2018 reflect the reduced federal income tax rate of 21.0% as a result of the Tax Cuts and Jobs Act (“Tax Reform”).
The effective tax rate for the quarter ended June 30, 2018 also reflects a 14.6% unfavorable impact of permanent non-deductible expenses primarily associated with the Koch Preferred Securities, a 7.4% unfavorable impact from state legislative changes, and a 4.1% favorable impact from a change in the Company’s valuation allowance.
The effective tax rate for the six months ended June 30, 2018 also reflects a 16.4% unfavorable impact of future non-deductible share-based compensation, a 12.1% unfavorable impact of permanent non-deductible expenses primarily associated with the Koch Preferred Securities, offset by an 11.4% favorable impact from tax adjustments related to prior year state returns filed in the first quarter of 2018.
The Company’s income tax benefit for the quarter and six months ended June 30, 2017 was $229 thousand and $32 million, respectively, resulting in an effective tax rate of 0.2% and 12.0%, respectively. The effective tax rate for the quarter and six months ended June 30, 2017 primarily reflects the impact of an increase in the Company’s unrecognized tax benefits, as well as permanent non-deductible expenses.

The effective tax rates reflect the tax impact of permanent items, state tax expense, changes in tax laws, and non-U.S. net earnings. The effective tax rate can vary from period to period due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as changes in the overall effective state tax rate.
Tax Reform
In connection with Tax Reform, the SEC issued Staff Accounting Bulletin No. 118 that allows companies to record provisional estimates of the effects of the legislative change and a one-year measurement period to finalize the accounting of those effects. During the quarter and six months ended June 30, 2018, the Company did not record any significant measurement period adjustments to the provisional amounts recorded in the 2017 consolidated financial statements. The Company expects to complete the accounting for the impact of Tax Reform by the end of 2018.
Further, in accounting for the impacts of tax on ‘global intangible low taxed income’ (“GILTI”), the Company elected to treat the impact of GILTI as a period cost in each year incurred.
8. Commitments and Contingencies
Purchase Obligations
As of June 30, 2018, there have been no material changes to the Company’s purchase obligations outside the ordinary course of business as compared to December 31, 2017.
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
Wireless Encryption Litigation
The Company is subject to five class action claims regarding wireless encryption in certain ADT security systems. Jurisdictionally, three of the five cases are in Federal Court (in districts within Illinois, Arizona, and California), and both of the remaining two cases are in Florida State Court (both in Palm Beach County Circuit Court). Each of the five plaintiffs brought a claim under the respective state’s consumer fraud statute alleging that The ADT Corporation and each of its consolidated subsidiaries prior to the consummation of the ADT Acquisition) made misrepresentations and material omissions in its advertising regarding the unencrypted wireless signal pathways in certain security systems monitored by The ADT Corporation. The complaints in all five cases further allege that certain security systems monitored by The ADT Corporation are not secure because the wireless signal pathways are unencrypted, and can be easily hacked. On January 10, 2017, the parties agreed to settle all five class action lawsuits. On October 16, 2017, the U.S. District Court for the Northern District of California entered an order granting preliminary approval of the settlement. Notice to class members was issued November 16, 2017, and the settlement is currently in the administration process. A fairness hearing regarding the settlement was conducted on February 1, 2018. The Court took the matter under advisement and subsequently stayed the settlement proceedings pending an appellate ruling on a related legal issue. The deadline for filing claims expired on February 26, 2018. The settlement administrator will not pay any claims until the Court enters an order granting final approval of the settlement.
TCPA Class Action relating to 2G-3G Radio Conversion Project
In August 2016, the Company was served with a class action complaint pending in the United States District Court for the Northern District of Georgia filed by a customer alleging that The ADT Corporation violated the Telephone Consumer Protection Act of 1991 (“TCPA”) by calling his cell phone, which was the only telephone number he provided to The ADT Corporation for his customer account, as part of The ADT Corporation’s efforts to communicate with customers affected by the Federal Communications Commission order allowing wireless carriers to sunset 2G wireless networks. Plaintiff seeks to represent a nationwide class of all The ADT Corporation customers who received such calls to their cell phones from 2013 to present. The premise of the plaintiff’s claim is that The ADT Corporation’s calls were telemarketing calls, which require a higher level of consent, and not transactional/business relationship calls because The ADT Corporation used the 2G transactional calls in an attempt to sell additional products and services. Plaintiff filed a motion for class certification. The ADT Corporation filed its opposition to class certification and further filed a motion for summary judgment in September 2017. The case settled for a nominal value in May 2018 prior to the Court ruling on the motions.
Shareholder Litigation
Five substantially similar shareholder class action lawsuits related to the January 2018 IPO of ADT Inc. common stock were filed in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida in March, April, and May 2018. The actions are entitled Goldstrand Investments Inc. v. ADT Inc., Krebsbach v. ADT Inc., Katz v. ADT Inc., Sweet v. ADT Inc., and Lowinger v. ADT Inc. Plaintiffs in each case allege the purchase of ADT Inc. common stock in or traceable to the IPO, assert claims for alleged violations of the Securities Act of 1933 (the “Securities Act”), and seek to represent a class of similarly situated shareholders. Plaintiffs in each case name ADT Inc. and various ADT Inc. officers, directors, and IPO underwriters, including Apollo Global Securities, LLC, as defendants. Plaintiffs allege that the defendants violated the Securities Act because the registration statement and prospectus used to effectuate the IPO were false and misleading in that they allegedly misled investors with respect to financial and operational metrics, litigation involving ADT Inc., ADT Inc.’s efforts to protect its intellectual property, competitive pressures ADT Inc. faced, and ADT Inc.’s customer acquisition costs. Additionally, two plaintiffs allege that the defendants misled investors with respect to false alarm pressures. On July 10, 2018, the Court entered an order consolidating the cases under the caption In re ADT Inc. Shareholder Litigation.
On May 21, 2018, a similar shareholder class action lawsuit also related to the January 2018 IPO was filed in the United States District Court for the Southern District of Florida. The action is entitled Perdomo v. ADT Inc. On July 20, 2018, several purported ADT Inc. shareholders filed competing motions to be named lead plaintiff in that action. Those motions are pending.
California Independent Contractor Litigation
In August 2017, Jabra Shuheiber filed civil litigation in Marin County Superior Court on behalf of himself and two other individuals asserting wage and hour violations against the Company. The action is entitled Jabra Shuheiber v. ADT, LLC (Case Number CV 1702912, Superior Court, Marin County). Shuheiber was the owner/operator of a sub-contractor, Maximum Protection, Inc. (“MPI”), who employed the other two plaintiffs in the litigation. In August 2018, in response to the California Supreme Court’s decision in Dynamex Operations West, Inc. v. Superior Court of Los Angeles County, counsel for Mr. Shuheiber provided the Company with a proposed amended complaint that modified the wage and hour claims such that they were brought on a class basis. The proposed class is not clearly defined, but appears to be two groups of individuals: 1) individual owners of sub-contractors who performed services for the sub-contractor; and 2) individuals with no ownership interest in a sub-contractor who were employed by the sub-contractor and provided services pursuant to a contract between the sub-contractor and the Company. The Company has not been served with the proposed amended complaint and is currently reviewing the allegations.
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

All tax years through 2009 have been audited and resolved with the IRS. The IRS is currently auditing the 2010-2012 tax years, and should the IRS successfully challenge any tax positions taken in those years, the Company’s share of the collective liability, if any, would be determined pursuant to the 2012 Tax Sharing Agreement. In accordance with the 2012 Tax Sharing Agreement, Tyco is responsible for the first $500 million of tax, interest, and penalties assessed against pre-2013 tax years including its 27% share of the tax, interest, and penalties assessed for periods prior to Tyco’s 2007 spin-off transaction. In addition to the Company’s share of cash taxes pursuant to the 2012 Tax Sharing Agreement, the Company’s net operating loss (“NOL”) and credit carryforwards may be significantly reduced or eliminated by audit adjustments to pre-2013 tax periods. NOL and credit carryforwards may be reduced prior to incurring any cash tax liability, and will not be compensated for under the tax sharing agreement. The Company believes that its income tax reserves and the liabilities recorded for the 2012 Tax Sharing Agreement continue to be appropriate. However, the ultimate resolution of these matters is uncertain, and if the IRS were to prevail, it could have a material adverse impact on the Company’s financial position, results of operations, and cash flows, potentially including a significant reduction in or the elimination of the Company’s available NOL and credit carryforwards generated in pre-Separation from Tyco periods. Further, to the extent The ADT Corporation is responsible for any liability under the 2012 Tax Sharing Agreement, there could be a material impact on its financial position, results of operations, cash flows, or its effective tax rate in future reporting periods.
During the third quarter of 2017, the Company was notified by the IRS of its intent to disallow amortization deductions claimed on the Company’s $987 million trademark (value as of 2012) and the Notice of Proposed Adjustment was received from the IRS in April 2018. There was no change in the Company’s previous assessment of this item. The Company intends to challenge this decision before the Appeals Division of the IRS. If the Company were to lose the dispute, it would result in minimal cash tax liabilities to ADT, no impact to the Company’s statement of operations, but a material loss to the Company’s NOL deferred tax assets. The Company strongly disagrees with the IRS’s position and maintains that the deductions claimed are appropriate. The Company intends to vigorously defend its originally filed tax return position.
Other liabilities in the Company’s Condensed Consolidated Balance Sheets related to The ADT Corporation’s obligations under certain tax related agreements entered into in conjunction with the Separation from Tyco were not material as of June 30, 2018 and December 31, 2017. The maximum amount of potential future payments is not determinable as such payments relate to unknown conditions and future events that cannot be predicted.
9. Derivative Financial Instruments
The Company holds interest rate swap contracts with the objective of managing exposure to variability in interest rates on the Company’s debt. As of June 30, 2018, the Company had interest rate swap contracts outstanding with aggregate notional amounts of $2.5 billion, which consist of notional amounts of $1.5 billion entered into in June 2018 that mature in April 2022, and are designated as cash flow hedges (the “2018 Derivatives”), and notional amounts of $1.0 billion entered into in April 2017 that mature in April 2020, and are not designated as hedging instruments (the “2017 Derivatives”).
As discussed above, the 2018 Derivatives consist of a series of LIBOR-based interest rate swap contracts with an aggregate notional amount of $1.5 billion. Changes in fair value of the 2018 Derivatives will be recorded in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets, and will be reclassified into interest expense in the same period in which the related interest on the debt obligations affects earnings. As of June 30, 2018, the 2018 Derivatives were highly effective.
The impact to the condensed consolidated financial statements as a result of the 2018 Derivatives was not material. Further, the amount of loss expected to be reclassified from accumulated other comprehensive loss into interest expense during the next twelve months is not material.
As discussed above, the Company does not apply hedge accounting to the 2017 Derivatives. Changes in fair value of the 2017 Derivatives are reflected in interest expense, net in the Condensed Consolidated Statements of Operations, and were not material for the quarters and six months ended June 30, 2018 and 2017.
10. Share-based Compensation
2016 Equity Incentive Plan Awards
In 2016, the Company approved the 2016 Equity Incentive Plan, which provides for the issuance of non-qualified stock options to various employees of the Company. The Company records share-based compensation expense on options subject to time-based vesting, and subsequent to the consummation of the IPO, on options subject to vesting based on the achievement of certain investment return thresholds by Apollo. The Company does not expect to issue additional share-based compensation awards under the 2016 Equity Incentive Plan. For the quarters and six months ended June 30, 2018 and 2017, share-based compensation expense for awards under the 2016 Equity Incentive Plan was not material.

Class B Unit Redemption
The Company records share-based compensation expense on certain Class B Unit awards granted to employees by Ultimate Parent (“Class B Units”). The Class B Units have two separate tranches, one of which is subject to time-based vesting over a five-year period (“Class B Unit Service Tranche”), and the other subject to vesting based upon the achievement of certain investment return thresholds by Apollo (“Class B Unit Performance Tranche”). Prior to the IPO, the Company recorded share-based compensation expense on the Class B Unit Service Tranche, whereas no share-based compensation expense was recorded on the Class B Unit Performance Tranche as the vesting of these awards was not deemed probable.
During the first quarter of 2018 and in connection with the IPO, each holder of Class B Units in Ultimate Parent had his or her entire Class B interest in Ultimate Parent redeemed for the number of shares of the Company’s common stock (“Distributed Shares”) that would have been distributed to such holder under the terms of Ultimate Parent’s operating agreement in a hypothetical liquidation on the date of the IPO at the initial public offering price (“Class B Unit Redemption”). All vesting conditions for the Distributed Shares remain the same as the vesting conditions that existed under the terms of the Class B Units. The Distributed Shares also have certain other restrictions pursuant to the terms and conditions of the Company’s Amended and Restated Management Investor Rights Agreement (the “MIRA”). Furthermore, as part of the Class B Unit Redemption, each holder received both vested and unvested Distributed Shares in the same proportion as the holder’s vested and unvested Class B Units held immediately prior to the IPO. As a result of the Class B Unit Redemption, holders of Class B Units received a total of 20.6 million shares of the Company’s common stock (17.8 million of which were unvested at the time of redemption). Of the Distributed Shares issued upon the Class B Unit Redemption, 50% were subject to the vesting conditions that existed for the Class B Unit Service Tranche (“Distributed Shares Service Tranche”) and 50% were subject to the vesting conditions that existed for the Class B Unit Performance Tranche (“Distributed Shares Performance Tranche”). As of June 30, 2018, there were 6.1 million and 10.2 million unvested and outstanding shares in the Distributed Shares Service Tranche and Performance Tranche, respectively. As discussed below, all remaining unvested shares in the Distributed Shares Service Tranche became fully vested in July 2018.
The Class B Unit Redemption resulted in a modification of the Class B Units. In connection with the modification, the Company utilized a Monte Carlo simulation to estimate the fair value of the Distributed Shares, as well as the derived service period for the Distributed Shares Performance Tranche. Significant assumptions included in the simulation were the risk-free interest rate and the expected volatility of the Company’s stock price. The Company selected a risk-free interest rate of 2.43%, which was based on a five-year U.S. Treasury with a zero-coupon rate. The Company also selected a stock price volatility of 30%, which was implied based upon an average of historical volatilities of publicly traded companies in industries similar to the Company, as the Company did not have sufficient history to use as a basis for actual stock price volatility. Additionally, because holders of unvested Distributed Shares are entitled to receive previously declared accrued dividends once the shares vest, a dividend yield assumption was not included in the simulation.
The Class B Unit Redemption resulted in weighted-average fair values of $14.00 and $12.97 for the Distributed Shares Service Tranche and Performance Tranche, respectively. The fair values also incorporate the estimated impact of post-vesting selling restrictions pursuant to the MIRA. During the first quarter of 2018, the Company began recording share-based compensation expense on the Distributed Shares Performance Tranche on a straight-line basis over the derived service period of approximately three years from the IPO date, as the vesting conditions were deemed probable following the consummation of the IPO. For the Distributed Shares Service Tranche, incremental compensation expense to be recorded as a result of the modification was not material. Additionally, the IPO triggered an acceleration of vesting of the unvested shares in the Distributed Shares Service Tranche, causing such Distributed Shares to become fully vested six months from the date of the IPO, which occurred in July 2018.
Share-based compensation expense associated with the Distributed Shares Service Tranche was $13 million and $25 million for the quarter and six months ended June 30, 2018, respectively. Share-based compensation expense associated with the Distributed Shares Performance Tranche was $13 million and $23 million for the quarter and six months ended June 30, 2018, respectively.
Top-up Options
In January 2018, the Company approved its 2018 Omnibus Incentive Plan (the “2018 Omnibus Incentive Plan”), which became effective upon consummation of the IPO. Under the 2018 Omnibus Incentive Plan, and in connection with the Class B Unit Redemption, the Company granted 12.7 million options to holders of Class B Units (“Top-up Options”). The Top-up Options have an exercise price equal to the initial public offering price per share of the Company’s common stock and a contractual term of ten years from the grant date. Similar to the vesting conditions outlined above for the Distributed Shares, the Top-up Options contain a tranche subject to time-based vesting (“Top-up Options Service Tranche”) and a tranche subject to vesting based upon the achievement of certain investment return thresholds by Apollo (“Top-up Options Performance Tranche”). These vesting conditions are the same vesting conditions as those attributable to the Distributed Shares, including the condition that accelerates vesting of the unvested options in the Top-up Options Service Tranche, causing such options to become fully vested six months from the date of the IPO, which occurred in July 2018. Additionally, recipients of the Top-up Options received both vested and unvested Top-up Options in the same proportion as the vested and unvested Class B Units held immediately prior to the IPO and Class B Unit Redemption. Any shares of the Company’s common stock acquired upon exercise of the Top-up Options will be subject to the terms of the MIRA.
The Company used a Monte Carlo simulation to estimate the fair value of the Top-up Options, as well as the derived service period for the Top-up Options Performance Tranche. Significant assumptions included in the simulation were the risk-free interest rate, the expected volatility, and the expected dividend yield. The Company selected a risk-free interest rate of 2.43%, which was based on a five-year U.S. Treasury with a zero-coupon rate. The Company selected a stock price volatility of 30%, which was implied based upon an average of historical volatilities of publicly traded companies in industries similar to the Company, as the Company did not have sufficient history to use as a basis for actual stock price volatility. The Company also assumed a 1% dividend yield. The expected average exercise term was derived based on an average of the outcomes of various scenarios performed under the Monte Carlo simulation.
For the six months ended June 30, 2018, the weighted-average grant date fair values of the Top-up Options Service Tranche and Top-up Options Performance Tranche were $5.02 and $5.04, respectively. The fair values also incorporate the estimated impact of post-vesting selling restrictions pursuant to the MIRA. As of June 30, 2018, there were 3.8 million and 6.4 million unvested and outstanding options in the Top-up Options Service Tranche and Performance Tranche, respectively. In July 2018, the remaining 3.8 million unvested options in the Top-up Options Service Tranche became fully vested.
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
Share-based compensation expense associated with the Top-up Options Service Tranche was $12 million and $30 million for the quarter and six months ended June 30, 2018, respectively. Share-based compensation expense associated with the Top-up Options Performance Tranche was $3 million and $5 million for the quarter and six months ended June 30, 2018, respectively.
Other 2018 Share-Based Compensation Awards
During the six months ended June 30, 2018, the Company granted 4.0 million options (“2018 Options”) and 1.1 million restricted stock units (“2018 RSUs”) under the 2018 Omnibus Incentive Plan, both of which will cliff vest over a three-year period. For the 2018 Options, the contractual term is ten years.
The Company used a Black-Scholes pricing model to estimate the fair value of the 2018 Options granted in the first quarter of 2018. Significant assumptions included in the model were the risk-free interest rate, the expected volatility, the expected dividend yield, and the expected exercise term. The Company selected a risk-free interest rate of 2.52%, which was based on a six-year U.S. Treasury with a zero-coupon rate. The Company selected a stock price volatility of 30%, which was implied based upon an average of historical volatilities of publicly traded companies in industries similar to the Company, as the Company did not have sufficient history to use as a basis for actual stock price volatility. The Company also assumed a 1% dividend yield. The expected average exercise term of 6.5 years was calculated using the simplified method, as the Company did not have sufficient historical exercise data to provide a reasonable basis to estimate future exercise patterns.
For the six months ended June 30, 2018, the grant date fair values of the 2018 Options and 2018 RSUs were $4.35 and $14.00, respectively.
The Company records share-based compensation expense associated with the 2018 Options and 2018 RSUs on a straight-line basis over the requisite service period. For the quarter and six months ended June 30, 2018, share-based compensation expense associated with the 2018 Options and 2018 RSUs was not material. As of June 30, 2018, the number of 2018 Options and 2018 RSUs that were unvested and outstanding were 4.0 million and 1.1 million, respectively.
For all share-based compensation awards, the Company recognizes forfeitures as they occur. Share-based compensation expense is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. For the quarter and six months ended June 30, 2018, share-based compensation expense on all awards was $46 million and $95 million, respectively. For the quarter and six months ended June 30, 2017, share-based compensation expense on all awards was $2 million and $5 million, respectively.

11. Equity
Stock Split and Initial Public Offering
Refer to Note 1 “Basis of Presentation and Summary of Significant Accounting Policies” for a discussion regarding the Stock Split and the Company’s completion of an IPO in January 2018.
Common Stock Dividends
During the six months ended June 30, 2018, the Company’s board of directors declared the following cash dividends on common stock:

Declared Date	Dividend per Share	Record Date	Payment Date
March 15, 2018	$0.035	March 26, 2018	April 5, 2018
May 9, 2018	$0.035	June 25, 2018	July 10, 2018
During the six months ended June 30, 2017, the Company paid dividends of $750 million to the Company’s equity holders and Ultimate Parent, which primarily included distributions to the Company’s Sponsor (“Special Dividend”).
Accumulated Other Comprehensive Loss
During the six months ended June 30, 2018, the Company did not record any material reclassifications out of accumulated other comprehensive loss.
Other
As discussed in Note 1 “Basis of Presentation and Summary of Significant Accounting Policies,” the opening balance of stockholders’ equity for the six months ended June 30, 2018 includes $34 million, net of tax, attributable to the cumulative effect of the adoption of the new revenue recognition standard.
12. Net Loss per Share
Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing net loss available to common stockholders by the diluted weighted average number of common shares outstanding for the period. Diluted net loss per share would reflect the potential dilutive effect of common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of the diluted net loss per share calculation, all awards that potentially could be dilutive were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive, therefore, basic net loss per share is equal to diluted net loss per share for each period presented.
The following table includes the computations of basic and diluted net loss per share for the periods presented.

	For the Quarters Ended		For the Six Months Ended
(in thousands, except per share amounts)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Numerator:
Net loss	$(66,705)	$(92,656)	$(224,142)	$(233,531)
Denominator:
Weighted-average number of shares outstanding, basic and diluted	750,009	641,048	739,354	641,048

Net loss per share:
Basic and diluted	$(0.09)	$(0.14)	$(0.30)	$(0.36)

13. Related Party Transactions
Management Consulting Agreement
In May 2016, in connection with the acquisition of The ADT Corporation, Apollo Management Holdings, L.P., an affiliate of the Company’s Sponsor (the “Management Service Provider”) entered into a management consulting agreement with the Company (the “Management Consulting Agreement”) relating to the provision of certain management consulting and advisory services to the Company following this acquisition. The Management Consulting Agreement terminated in accordance with its terms in January 2018 upon consummation of the IPO.
Prior to the termination of the Management Consulting Agreement, the Company paid approximately $1 million to the Management Service Provider during the six months ended June 30, 2018. During the quarter and six months ended June 30, 2017, fees under the Management Consulting Agreement were $5 million and $10 million, respectively. These costs are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
Koch Preferred Securities
The dividend obligation associated with the Koch Preferred Securities is reflected in interest expense, net in the Condensed Consolidated Statements of Operations. For the quarter and six months ended June 30, 2018, the dividend obligation on the Koch Preferred Securities was $26 million and $51 million, respectively. In lieu of declaring and paying the dividend obligation on the Koch Preferred Securities, the Company elected to increase the accumulated stated value of such securities, which increased the reported balance of mandatorily redeemable preferred securities on the Condensed Consolidated Balance Sheet. For the quarter and six months ended June 30, 2017, the dividend obligation on the Koch Preferred Securities was $20 million and $41 million, respectively, which the Company paid in cash to the Koch Investor.
During the six months ended June 30, 2017, the Company paid $45 million of structuring fees to the Koch Investor in connection with the Special Dividend, which is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
Additionally, on July 2, 2018, the Company redeemed the original stated value of $750 million of the Koch Preferred Securities for total consideration of approximately $950 million, which included approximately $200 million related to the payment of the redemption premium, accumulated dividends, and tax reimbursements. Refer to Note 6 “Mandatorily Redeemable Preferred Securities” and Note 14 “Subsequent Events” for further discussion.
Apollo Global Securities, LLC
An affiliate of Apollo, Apollo Global Securities, LLC (“AGS”), served as an underwriter in the Company’s IPO. As part of the IPO, AGS agreed to purchase, and the Company agreed to sell, 4,200,000 shares of common stock. The Company paid $2 million in commissions to AGS in connection with its role as an underwriter in the IPO. The net amount of this transaction is reflected in the Condensed Consolidated Statement of Stockholders’ Equity as of June 30, 2018.
During the six months ended June 30, 2017, the Company paid approximately $1 million to AGS related to amendments and restatements to the Company’s first lien credit facilities. These expenses are reflected in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
Other Transactions
During the six months ended June 30, 2017, the Company paid $750 million of the Special Dividend to the Company’s equity holders and Ultimate Parent, which primarily included distributions to its Sponsor.
14. Subsequent Events
Koch Redemption
On July 2, 2018, the Company redeemed the original stated value of $750 million of the Koch Preferred Securities for total consideration of approximately $950 million, which included approximately $200 million related to the payment of the redemption premium, accumulated dividends, and tax reimbursements, using the funds in the Segregated Account as well as cash on hand immediately prior to redemption.

Common Stock Dividend
On August 8, 2018, the Company’s board of directors declared a cash dividend of $0.035 per share to common stockholders of record as of September 18, 2018. This dividend will be paid on October 2, 2018.

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
INTRODUCTION
The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements, the related notes thereto included elsewhere in this Quarterly Report, as well as our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Annual Report”), which was filed with the United States Securities and Exchange Commission (the “SEC”), to enhance the understanding of our financial condition, changes in financial condition, and results of operations. The following discussion and analysis contains forward-looking statements about our business, operations, and financial performance based on current plans and estimates that involve risks, uncertainties, and assumptions. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause such differences are discussed in the sections of this Quarterly Report titled “Cautionary Statements Regarding Forward-Looking Statements” and “Item 1A. Risk Factors.”
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
In addition, we offer professional monitoring of third-party devices by enabling other companies to integrate solutions into our monitoring and billing platform. This allows us to provide monitoring solutions to customers who do not currently have an installed ADT security system or interactive automation platform.
As of June 30, 2018, we serve approximately 7.2 million customers, excluding contracts monitored but not owned. We are one of the largest full-service companies with a national footprint providing both residential and commercial monitored security. We deliver an integrated customer experience by maintaining the industry’s largest sales, installation, and service field workforce, as well as a 24/7 professional monitoring network.
BASIS OF PRESENTATION
All financial information presented in this section has been prepared in U.S. dollars in accordance with generally accepted accounting principles in the United States of America (“GAAP”).
We report financial and operating information in one segment. Our operating segment is also our reportable segment.
FACTORS AFFECTING OPERATING RESULTS
Our subscriber-based business requires significant upfront investment to generate new customers, which in turn provides predictable contractual recurring revenue generated from our monitoring fees and additional services. We focus on the following key drivers of our business with the intent of optimizing returns on customer acquisition expenditures and cash flow generation: best-in-class customer service; increased customer retention; disciplined, high-quality customer additions; efficient customer acquisition; and reduced costs incurred to provide ongoing services to customers.
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
Hurricanes
In the second half of 2017, there were three hurricanes impacting areas in which we operate that resulted in power outages and service disruptions to certain of our customers. The financial impact from these hurricanes as of and for the quarter and six months ended June 30, 2018 was not material. We will continue to evaluate any potential financial and business impacts these hurricanes may have on future periods.
Public Company Costs
As a result of our initial public offering (“IPO”), we incur additional legal and accounting fees, board compensation, and other expenses that we did not previously incur prior to becoming a public company, including costs associated with SEC reporting and corporate governance requirements. These requirements include compliance with the Sarbanes-Oxley Act of 2002, as amended, as well as other rules implemented by the SEC and the national securities exchanges. Our results following our IPO reflect the impact of these expenses.
SIGNIFICANT EVENTS
Initial Public Offering
In January 2018, we completed our IPO in which we issued and sold 105,000,000 shares of common stock at an initial public offering price of $14.00 per share. Net proceeds from the IPO were $1,406 million, after deducting underwriting discounts, commissions, and offering expenses. In connection with the IPO, we deposited $750 million of the net proceeds from the IPO into a segregated account (“Segregated Account”) for the purpose of redeeming 750,000 shares of Series A $0.01 par value preferred securities (“Koch Preferred Securities”) at a future date. On July 2, 2018, we redeemed the Koch Preferred Securities. As discussed below, the Koch Redemption will result in a material impact to our condensed consolidated financial statements. Refer to Note 14 “Subsequent Events” to the condensed consolidated financial statements for further discussion.
In February 2018, we used approximately $649 million of the net proceeds from the IPO to voluntarily redeem $594 million aggregate principal amount of 9.250% Second-Priority Senior Secured Notes due 2023 (“Prime Notes”) and pay the related call premium. The aggregate principal amount of Prime Notes outstanding after the repayment was $2,546 million. Refer to Note 5 “Debt” to the condensed consolidated financial statements for further discussion.
During the first quarter of 2018 and in connection with the IPO, we redeemed Class B Units in Ultimate Parent in full for the number of shares of our common stock (“Distributed Shares”) that would have been distributed to such holder under the terms of Ultimate Parent’s operating agreement in a hypothetical liquidation on the date of the IPO at the initial public offering price (“Class B Unit Redemption”), which resulted in a modification of both the shares subject to time-based vesting (“Distributed Shares Service Tranche”) and shares subject to vesting based upon the achievement of certain investment return thresholds by Apollo (“Distributed Shares Performance Tranche”). The modification of the Distributed Shares Performance Tranche resulted in a significant increase in fair value, whereas the impact of the modification on the Distributed Shares Service Tranche was not material. Additionally, upon consummation of the IPO, we approved our 2018 Omnibus Incentive Plan (the “2018 Omnibus Incentive Plan”). Under the 2018 Omnibus Incentive Plan, and in connection with the Class B Unit Redemption, we also granted options to holders of Class B Units (“Top-up Options”). The Class B Unit Redemption and Top-up Options resulted in the increase in share-based compensation expense during the quarter and six months ended June 30, 2018. Refer to Note 10 “Share-based Compensation” to the condensed consolidated financial statements for further discussion.
KEY PERFORMANCE INDICATORS
In evaluating our financial results, we utilize the following key performance indicators.
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

RESULTS OF OPERATIONS
Quarter Ended June 30, 2018 Compared to Quarter Ended June 30, 2017
The following table sets forth our condensed consolidated results of operations and key performance indicators for the periods presented.

	For the Quarters Ended
(in thousands, except as otherwise indicated)	June 30, 2018	June 30, 2017
Results of Operations:
Monitoring and related services	$1,023,126	$1,007,086
Installation and other	108,333	60,694
Total revenue	1,131,459	1,067,780
Cost of revenue (exclusive of depreciation and amortization shown separately below)	246,225	215,250
Selling, general and administrative expenses	322,538	285,656
Depreciation and intangible asset amortization	488,320	458,387
Merger, restructuring, integration, and other costs	455	18,860
Operating income	73,921	89,627
Interest expense, net	(174,479)	(188,099)
Loss on extinguishment of debt	—	(3,431)
Other income	29,282	9,018
Loss before income taxes	(71,276)	(92,885)
Income tax benefit	4,571	229
Net loss	$(66,705)	$(92,656)

Key Performance Indicators:(1)
RMR	$338,078	$332,127
Gross customer revenue attrition (percent)	13.6%	14.1%
Adjusted EBITDA(2)	$610,387	$582,909
_______________________

(1)	Refer to the “—Key Performance Indicators” section for the definitions of these key performance indicators.

(2)	Adjusted EBITDA is a non-GAAP measure. Refer to the “—Non-GAAP Measures” section for the definition of this term and reconciliation to the most comparable GAAP measure.
Total Revenue
Monitoring and related services revenue increased by $16 million for the quarter ended June 30, 2018 as compared to 2017. This increase was primarily attributable to an increase in contractual monthly recurring fees for monitoring and other recurring services, which was favorably impacted by an improvement in average pricing, partially offset by lower customer volume. The improvement in average pricing was driven by the addition of new customers at higher rates, largely due to new subscribers generally selecting higher priced services as compared to our existing customers, as well as price escalations on our existing customer base. These factors also were the primary driver for an increase in RMR to $338 million as of June 30, 2018 from $332 million as of June 30, 2017. Lower customer volume, which reflects improvements in gross customer revenue attrition of 0.5 percentage points, resulted from our focus on adding new high-quality customers. The improvements in gross customer revenue attrition primarily resulted from lower voluntary disconnects due to enhanced customer service levels in our field offices and call centers.
Installation and other revenue increased by $48 million. This increase was primarily due to $39 million related to revenue from security equipment sold outright to customers, of which approximately $22 million related to revenue associated with acquisitions. The remaining increase was due to additional amortization of deferred installation revenue during 2018.
Cost of Revenue
Cost of revenue increased by $31 million for the quarter ended June 30, 2018 as compared to 2017. The majority of the increase in cost of revenue was attributable to installation costs associated with a higher volume of sales where security-related equipment is sold outright to customers, including the impact from acquisitions.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $37 million for the quarter ended June 30, 2018 as compared to 2017. The increase primarily relates to an increase in share-based compensation expense associated with our equity compensation awards, which were impacted by the completion of our IPO.
Depreciation and Intangible Asset Amortization
Depreciation and intangible asset amortization expense increased by $30 million for the quarter ended June 30, 2018 as compared to 2017. This increase was primarily attributable to the amortization of customer contracts acquired through our network of authorized dealers (the “ADT Authorized Dealer Program”).
Merger, Restructuring, Integration, and Other Costs
Merger, restructuring, integration, and other costs decreased by $18 million for the quarter ended June 30, 2018 as compared to 2017. This decrease was primarily due to a $14 million decrease in charges associated with our restructuring efforts associated with the acquisition of The ADT Security Corporation (formerly named The ADT Corporation) (“The ADT Corporation”) in May 2016.
Interest Expense, Net
Net interest expense decreased by $14 million for the quarter ended June 30, 2018 as compared to 2017. Net interest expense is primarily comprised of interest expense on our long-term debt. The decrease in interest expense was driven by a reduction in principal associated with the $594 million aggregate principal redemption of the Prime Notes using a portion of the net proceeds from the IPO.
Other Income
For the quarter ended June 30, 2018, other income primarily includes approximately $22 million of licensing fees, as well as gains of $7.5 million on equity in a third party that we received as part of a settlement. Refer to Note 1 “Basis of Presentation and Summary of Significant Accounting Policies” to the condensed consolidated financial statements for further discussion.
For the quarter ended June 30, 2017, other income primarily includes $9 million of foreign currency gains related to the translation of monetary assets and liabilities that are denominated in Canadian dollars due to intercompany loans. During the first quarter of 2018, we designated certain of these intercompany loans to be of a long-term-investment nature, and began reflecting the related foreign currency gains and losses in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheet.
Income Tax Benefit
Income tax benefit for the quarter ended June 30, 2018 was $5 million, resulting in an effective tax rate for the period of 6.4%. The effective tax rate reflects the reduced federal income tax rate of 21.0% as a result of Tax Reform, a 14.6% unfavorable impact of permanent non-deductible expenses primarily associated with the Koch Preferred Securities, a 7.4% unfavorable impact from state legislative changes, and a 4.1% favorable impact from a change in our valuation allowance.
Income tax benefit for the quarter ended June 30, 2017 was $229 thousand, resulting in an effective tax rate for the period of 0.2%. The effective tax rate primarily reflects the impact of an increase in our unrecognized tax benefits, as well as permanent non-deductible expenses.
The effective tax rates for the quarters ended June 30, 2018 and 2017 reflect the tax impact of permanent tax adjustments, state tax expense, changes in tax laws, and non-U.S. net earnings. The effective tax rate can vary from period to period due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, recurring factors such as changes in the overall effective state tax rate, as well as fluctuations in pre-tax income or loss. Discrete items and permanent tax adjustments will have a greater impact on the effective tax rate when pre-tax income is lower. Refer to Note 7 “Income Taxes” to the condensed consolidated financial statements for further discussion.
In connection with the 2017 Tax Cuts and Jobs Act (“Tax Reform”), the SEC issued Staff Accounting Bulletin No. 118, which allows companies to record provisional estimates of the effects of the legislative change, and a one-year measurement period to finalize the accounting of those effects. During the quarter ended June 30, 2018, we did not record any significant measurement period adjustments to the provisional amounts recorded in the 2017 financial statements. We expect to complete the accounting for the impact of Tax Reform by the end of 2018.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
The following table sets forth our condensed consolidated results of operations, summary cash flow data, and key performance indicators for the periods presented.

	For the Six Months Ended
(in thousands, except as otherwise indicated)	June 30, 2018	June 30, 2017
Results of Operations:
Monitoring and related services	$2,040,418	$2,004,734
Installation and other	207,489	122,274
Total revenue	2,247,907	2,127,008
Cost of revenue (exclusive of depreciation and amortization shown separately below)	494,619	433,955
Selling, general and administrative expenses	627,508	638,911
Depreciation and intangible asset amortization	971,996	919,316
Merger, restructuring, integration, and other costs	8,478	39,665
Operating income	145,306	95,161
Interest expense, net	(348,812)	(369,160)
Loss on extinguishment of debt	(61,597)	(4,331)
Other income	28,822	13,005
Loss before income taxes	(236,281)	(265,325)
Income tax benefit	12,139	31,794
Net loss	$(224,142)	$(233,531)

Summary Cash Flow Data:
Net cash provided by operating activities	$962,762	$743,412
Net cash used in investing activities	$(696,147)	$(649,198)
Net cash provided by (used in) financing activities	$705,410	$(107,227)

Key Performance Indicators:(1)
RMR	$338,078	$332,127
Gross customer revenue attrition (percent)	13.6%	14.1%
Adjusted EBITDA(2)	$1,230,154	$1,159,930
Free Cash Flow(2)	$289,277	$68,750
_______________________

(1)	Refer to the “—Key Performance Indicators” section for the definitions of these key performance indicators.

(2)	Adjusted EBITDA and Free Cash Flow are non-GAAP measures. Refer to the “—Non-GAAP Measures” section for the definitions of these terms and reconciliations to the most comparable GAAP measures.
Total Revenue
Monitoring and related services revenue increased by $36 million for the six months ended June 30, 2018 as compared to 2017. This increase was primarily attributable to an increase in contractual monthly recurring fees for monitoring and other recurring services, which was favorably impacted by an improvement in average pricing, partially offset by lower customer volume. The improvement in average pricing was driven by the addition of new customers at higher rates, largely due to new subscribers generally selecting higher priced services as compared to our existing customers, as well as price escalations on our existing customer base. These factors also were the primary driver for an increase in RMR to $338 million as of June 30, 2018 from $332 million as of June 30, 2017. Lower customer volume, which reflects improvements in gross customer revenue attrition of 0.5 percentage points, resulted from our focus on adding new high-quality customers. The improvements in gross customer revenue attrition primarily resulted from lower voluntary disconnects due to enhanced customer service levels in our field offices and call centers.
Installation and other revenue increased by $85 million. This increase was primarily due to $68 million related to revenue from security equipment sold outright to customers, of which approximately $38 million related to revenue associated with acquisitions. The remaining increase was due to additional amortization of deferred installation revenue during 2018.
Cost of Revenue
Cost of revenue increased by $61 million for the six months ended June 30, 2018 as compared to 2017. The majority of the increase in cost of revenue was attributable to installation costs associated with a higher volume of sales where security-related equipment is sold outright to customers, including the impact from acquisitions.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $11 million for the six months ended June 30, 2018 as compared to 2017. The decrease primarily relates to decreases in (i) financing and consent fees of $64 million associated with fees incurred in 2017 in connection with the dividend paid to our equity holders and Ultimate Parent, which primarily included distributions to our Sponsor (“Special Dividend”), amendments and restatements to our first lien credit facilities (“2017 First Lien Credit Facilities Amendments”), and the incremental first lien term loan facility in an aggregate principal amount of $800 million (“2017 Incremental Term B-1 Loan”); (ii) general and administrative expenses of $23 million mostly due to recoveries from legal settlements during the six months ended June 30, 2018; and (iii) fees of $9 million under a management consulting agreement, which was terminated upon consummation of the IPO. The decreases were partially offset by an increase in share-based compensation expense of $90 million associated with our equity compensation awards, which were impacted by the completion of our IPO.
Depreciation and Intangible Asset Amortization
Depreciation and intangible asset amortization expense increased by $53 million for the six months ended June 30, 2018 as compared to 2017. This increase was primarily attributable to the amortization of customer contracts acquired under the ADT Authorized Dealer Program.
Merger, Restructuring, Integration, and Other Costs
Merger, restructuring, integration, and other costs decreased by $31 million for the six months ended June 30, 2018 as compared to 2017. This decrease was primarily due to a $16 million decrease in charges associated with our restructuring efforts associated with the acquisition of The ADT Corporation in May 2016, as well as a $9 million decrease related to impairment charges associated with our strategic investments in 2017.
Interest Expense, Net
Net interest expense decreased by $20 million for the six months ended June 30, 2018 as compared to 2017. Net interest expense is primarily comprised of interest expense on our long-term debt. The decrease in interest expense was driven by a reduction in principal associated with the $594 million aggregate principal redemption of the Prime Notes using a portion of the net proceeds from the IPO.
Loss on Extinguishment of Debt
Loss on extinguishment of debt for the six months ended June 30, 2018 primarily relates to the loss recorded in connection with the partial redemption of the Prime Notes in 2018 using net proceeds from the IPO.
Other Income
For the six months ended June 30, 2018, other income primarily includes approximately $22 million of licensing fees, as well as gains of $7.5 million from equity in a third party that we received as part of a settlement. Refer to Note 1 “Basis of Presentation and Summary of Significant Accounting Policies” to the condensed consolidated financial statements for further discussion.
For the six months ended June 30, 2017, other income primarily includes $13 million of foreign currency gains related to the translation of monetary assets and liabilities that are denominated in Canadian dollars due to intercompany loans. During the first quarter of 2018, we designated certain of these intercompany loans to be of a long-term-investment nature, and began reflecting the related foreign currency gains and losses in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheet.

Income Tax Benefit
Income tax benefit for the six months ended June 30, 2018 was $12 million, resulting in an effective tax rate for the period of 5.1%. The effective tax rate reflects the reduced federal income tax rate of 21.0% as a result of Tax Reform, a 16.4% unfavorable impact of future non-deductible share-based compensation, a 12.1% unfavorable impact of permanent non-deductible expenses primarily associated with the Koch Preferred Securities, offset by an 11.4% favorable impact of tax adjustments related to prior year state returns filed in the first quarter of 2018.
Income tax benefit for the six months ended June 30, 2017 was $32 million, resulting in an effective tax rate for the period of 12.0%. The effective tax rate primarily reflects the impact of an increase in our unrecognized tax benefits, as well as permanent non-deductible expenses.
The effective tax rates for the six months ended June 30, 2018 and 2017 reflect the tax impact of permanent tax adjustments, state tax expense, changes in tax laws, and non-U.S. net earnings. The effective tax rate can vary from period to period due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, recurring factors such as changes in the overall effective state tax rate, as well as fluctuations in pre-tax income or loss. Discrete items and permanent tax adjustments will have a greater impact on the effective tax rate when pre-tax income is lower. Refer to Note 7 “Income Taxes” to the condensed consolidated financial statements for further discussion.
As discussed above, during the six months ended June 30, 2018, we did not record any significant measurement period adjustments to the provisional amounts related to Tax Reform recorded in the 2017 financial statements.
NON-GAAP MEASURES
To provide investors with additional information in connection with our results as determined by GAAP, we disclose Adjusted EBITDA and Free Cash Flow as non-GAAP measures, which management believes provide useful information to investors. These measures are not financial measures calculated in accordance with GAAP, and should not be considered as a substitute for net income, operating income, or any other measure calculated in accordance with GAAP, and may not be comparable to a similarly titled measure reported by other companies. We use Adjusted EBITDA to measure the operational strength and performance of our business. We use Free Cash Flow as an additional measure of our ability to repay debt, make other investments, and pay dividends.
Adjusted EBITDA
We define Adjusted EBITDA as net income or loss adjusted for (i) interest, (ii) taxes, (iii) depreciation and amortization, including depreciation of subscriber system assets and other fixed assets and amortization of dealer and other intangible assets, (iv) amortization of deferred costs and deferred revenue associated with subscriber acquisitions, (v) share-based compensation expense, (vi) purchase accounting adjustments under GAAP, (vii) merger, restructuring, integration, and other costs, (viii) financing and consent fees, (ix) foreign currency gains/losses, (x) losses on extinguishment of debt, (xi) radio conversion costs, (xii) management fees and other charges, and (xiii) other non-cash items.
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
Free Cash Flow
We define Free Cash Flow as cash from operating activities less cash outlays related to capital expenditures. We define capital expenditures to include purchases of property, plant, and equipment; subscriber system asset additions; and accounts purchased through our network of authorized dealers or third parties outside of our authorized dealer network. These items are subtracted from cash from operating activities because they represent long-term investments that are required for normal business activities. As a result, subject to the limitations described below, Free Cash Flow is a useful measure of our cash available to repay debt, make other investments, and pay dividends.

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
Adjusted EBITDA
The table below reconciles Adjusted EBITDA to net loss for the periods presented.

	For the Quarters Ended		For the Six Months Ended
(in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net loss	$(66,705)	$(92,656)	$(224,142)	$(233,531)
Interest expense, net	174,479	188,099	348,812	369,160
Income tax benefit(1)	(4,571)	(229)	(12,139)	(31,794)
Depreciation and intangible asset amortization	488,320	458,387	971,996	919,316
Merger, restructuring, integration, and other costs(2)	455	18,860	8,478	39,665
Financing and consent fees(3)	—	2,021	—	63,593
Foreign currency losses/(gains)(4)	719	(9,233)	1,739	(12,657)
Loss on extinguishment of debt(5)	—	3,431	61,597	4,331
Other non-cash items(6)	242	895	574	13,794
Radio conversion costs(7)	1,675	2,673	3,026	6,591
Amortization of deferred subscriber acquisition costs(8)	14,305	11,768	27,152	21,608
Amortization of deferred subscriber acquisition revenue(9)	(18,790)	(10,007)	(35,555)	(18,646)
Share-based compensation expense(10)	45,814	2,464	95,102	4,889
Management fees and other charges(11)	(25,556)	6,436	(16,486)	13,611
Adjusted EBITDA	$610,387	$582,909	$1,230,154	$1,159,930
___________________

(1)	For 2018, reflects the impact of Tax Reform. Refer to Note 7 “Income Taxes” to the condensed consolidated financial statements for further discussion.

(2)
Represents direct and incremental costs resulting from acquisitions made by us and certain related restructuring and integration efforts as a result of those acquisitions, as well as certain asset impairment charges related to our strategic investments.

(3)	For 2017, includes fees incurred in connection with the Special Dividend, 2017 First Lien Credit Facilities Amendments, and the 2017 Incremental Term B-1 Loan.

(4)
Relates to the translation of monetary assets and liabilities that are denominated in Canadian dollars due to intercompany loans. In the first quarter of 2018, we designated certain of these intercompany loans to be of a long-term-investment nature, and are reflecting foreign currency losses/(gains) on these loans in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheet.

(5)
For 2018, loss on extinguishment of debt primarily relates to the payment of the call premium and the write-off of a portion of the unamortized debt issuance costs associated with the paydown of $594 million of the Prime Notes in connection with our IPO. For 2017, loss on extinguishment of debt relates to the write-off of a portion of the debt discount and issuance costs associated with the amendments and restatements to our First Lien Credit Facilities.

(6)	For 2017, primarily represents non-cash asset write-downs associated with our strategic investments.

(7)	Represents costs associated with upgrading cellular technology used in many of our security systems.

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

(10)	Represents compensation expense associated with our equity compensation plans. Refer to Note 10 “Share-based Compensation” to the condensed consolidated financial statements for further discussion.

(11)
In 2018, primarily includes income of approximately $22 million of one-time licensing fees, as well as gains of $7.5 million from equity in a third party that we received as part of a settlement. Refer to Note 1 “Basis of Presentation and Summary of Significant Accounting Policies” for further discussion. In 2017, primarily represents fees under a management consulting agreement, which was terminated in connection with the consummation of the IPO.

Quarter Ended June 30, 2018 Compared to Quarter Ended June 30, 2017
For the quarter ended June 30, 2018, Adjusted EBITDA increased by $27 million compared to 2017. This increase was primarily due to an increase in revenue from contractual monthly recurring fees for monitoring and other recurring services, as well as higher revenue offset by the associated costs on transactions in which security equipment is sold outright to customers.
For further details on the drivers of these changes, refer to the discussions above under “—Results of Operations.”
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
For the six months ended June 30, 2018, Adjusted EBITDA increased by $70 million compared to 2017. This increase was primarily due to an increase in revenue from contractual monthly recurring fees for monitoring and other recurring services, as well as higher revenue offset by the associated costs on transactions in which security equipment is sold outright to customers. The remainder of this increase was attributable to a decrease in general and administrative expenses, excluding share-based compensation expense, radio conversion costs, financing and consent fees, and other non-cash items that are excluded under our definition of Adjusted EBITDA.
For further details on the drivers of these changes, refer to the discussions above under “—Results of Operations.”
Free Cash Flow
The table below reconciles Free Cash Flow to net cash provided by operating activities for the periods presented.

	For the Six Months Ended
(in thousands)	June 30, 2018	June 30, 2017
Net cash provided by operating activities	$962,762	$743,412
Dealer generated customer accounts and bulk account purchases	(327,553)	(306,304)
Subscriber system assets	(280,720)	(298,923)
Capital expenditures	(65,212)	(69,435)
Free Cash Flow	$289,277	$68,750
Cash Flows from Operating Activities
The increase in net cash provided by operating activities for the six months ended June 30, 2018 as compared to 2017 resulted from (i) an increase in Adjusted EBITDA of $70 million, as discussed above, (ii) a decrease in cash interest paid of $56 million, and (iii) a decrease in cash paid of $64 million for fees associated with the Special Dividend, 2017 First Lien Credit Facilities Amendments, and the 2017 Incremental Term B-1 Loan. The remainder relates to changes in assets and liabilities due to timing of other operating cash receipts and payments with respect to when the transactions are reflected in earnings.
Refer to the discussions above under “—Results of Operations” for further details.
Cash Outlays Related to Capital Expenditures
For the six months ended June 30, 2018 and 2017, cash outlays related to capital expenditures included (i) accounts purchased under the ADT Authorized Dealer Program and bulk account purchases of $328 million and $306 million, respectively, (ii) subscriber system asset additions of $281 million and $299 million, respectively, and (iii) capital expenditures of $65 million and $69 million, respectively.
Refer to the discussions below under “—Liquidity and Capital Resources” for further details.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
We expect our ongoing sources of liquidity to include cash generated from operations, as well as borrowings under our revolving credit facility and the issuance of equity and/or debt securities as appropriate given market conditions. Our future cash needs are expected to include cash for operating activities, working capital, capital expenditures, strategic investments, periodic principal and interest payments on our debt, and potential dividend payments to our stockholders. We believe our cash position, borrowing capacity available under our revolving credit facility, and cash provided by operating activities are, and will continue to be, adequate to meet our operational and business needs in the next twelve months as well as our long-term liquidity needs.
We are a highly leveraged company with significant debt service requirements. As of June 30, 2018, we had $344 million in cash and cash equivalents, $754 million in restricted cash and cash equivalents, and $350 million available under our revolving credit facility. Excluding the Koch Preferred Securities, the carrying value of total debt outstanding including capital lease obligations was $9,571 million as of June 30, 2018.
Initial Public Offering
In January 2018, in connection with the consummation of our IPO, we received net proceeds of $1,406 million, after deducting underwriting discounts, commissions, and offering expenses, from the sale of our shares in the IPO.
In February 2018, we used approximately $649 million of the proceeds from the IPO to redeem $594 million aggregate principal amount of Prime Notes and pay the related call premium. In accordance with definitive documents governing the Koch Preferred Securities, following the consummation of the IPO, we were required to maintain cash in the Segregated Account in an amount equal to at least $750 million until the Koch Preferred Securities have been redeemed in full. We funded the Segregated Account with a portion of the net proceeds from the IPO. Amounts held in this Segregated Account were used to redeem the Koch Preferred Securities on July 2, 2018 (the “Koch Redemption”). As discussed below, the Koch Redemption will result in a material impact to our condensed consolidated financial statements. Refer to Note 6 “Mandatorily Redeemable Preferred Securities” and Note 14 “Subsequent Events” to the condensed consolidated financial statements for further discussion.
Long-Term Debt
Amendment and Restatement of First Lien Credit Agreement
On March 16, 2018, we entered into an Incremental Assumption and Amendment Agreement No.6 (the “2018 First Lien Credit Agreement Amendment”), which further amended and restated the First Lien Credit Agreement (the First Lien Credit Agreement, as amended, restated, supplemented, or otherwise waived prior to the effective date of the 2018 First Lien Credit Agreement Amendment (the “Existing Credit Agreement”) and, as amended by the 2018 First Lien Credit Agreement Amendment (the “Amended and Restated Credit Agreement”)).
Prior to the effectiveness of the 2018 First Lien Credit Agreement Amendment, the Existing Credit Agreement included a revolving credit facility of $255 million maturing on May 2, 2021, and a revolving credit facility of $95 million maturing on July 1, 2020. In connection with the 2018 First Lien Credit Agreement Amendment, the existing revolving credit facilities were replaced with a first lien revolving credit facility with an aggregate commitment of up to $350 million maturing on March 16, 2023, subject to the repayment, extension, or refinancing with longer maturity debt of certain of our other indebtedness (the “2023 Revolving Credit Facility”). Borrowings under the 2023 Revolving Credit Facility will bear interest at a rate equal to, at our option, either (a) a London Interbank Offered Rate (“LIBOR”) determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50% per annum, (ii) the prime rate of Barclays Bank PLC, and (iii) one-month adjusted LIBOR plus 1.00% per annum, in each case, plus the applicable margin of 2.75% for LIBOR loans and 1.75% for base rate loans. The applicable margin for borrowings under the 2023 Revolving Credit Facility is subject to one step-down based on a certain specified net first lien leverage ratio.
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
The impact to the condensed consolidated financial statements as a result of the 2018 First Lien Credit Agreement Amendment was not material.
As of June 30, 2018, we had no borrowings outstanding under the 2023 Revolving Credit Facility, leaving a total borrowing capacity of $350 million.

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
Koch Preferred Securities
The dividend obligation associated with the Koch Preferred Securities is reflected in interest expense, net in the Condensed Consolidated Statements of Operations. For the six months ended June 30, 2018, the dividend obligation on the Koch Preferred Securities was $51 million. In lieu of declaring and paying the dividend obligation on the Koch Preferred Securities, we elected to increase the reported balance of such securities, which increased the reported balance of mandatorily redeemable preferred securities on the Condensed Consolidated Balance Sheet. For the six months ended June 30, 2017, the dividend obligation on the Koch Preferred Securities was $41 million, which was paid in cash to the Koch Investor.
On May 8, 2018, we entered into a written consent (the “May 8 Koch Consent”) with an affiliate of Koch Industries, Inc. (the “Koch Investor”), whereby we agreed to redeem the Koch Preferred Securities on July 2, 2018. We redeemed the original stated value of $750 million of the Koch Preferred Securities on July 2, 2018 using the funds deposited in the Segregated Account in connection with the IPO. We also paid approximately $200 million for the redemption premium, accumulated dividends, and tax reimbursements associated with the redemption of the Koch Preferred Securities, which was funded with cash on hand at the time of redemption.
In connection with the Koch Redemption, we will record an estimated loss on extinguishment of debt in the third quarter of 2018 of approximately $215 million primarily related to the write-off of unamortized debt issuance costs and discount and the payment of the redemption premium.
Additionally, while the certificate of designation of the Koch Preferred Securities restricted us from paying dividends on our common stock, the May 8 Koch Consent allowed us to make a one-time distribution in an aggregate amount not to exceed $27 million, which we used to declare a dividend on our common stock on May 9, 2018.
Debt Covenants
As of June 30, 2018, we were in compliance with all financial covenant and other maintenance tests for all our debt obligations.
Refer to Note 5 “Debt” and Note 6 “Mandatorily Redeemable Preferred Securities” to the condensed consolidated financial statements for further discussion.
Dividends
During the six months ended June 30, 2018, our board of directors declared the following cash dividends on our common stock:

Declared Date	Dividend per Share	Record Date	Payment Date
March 15, 2018	$0.035	March 26, 2018	April 5, 2018
May 9, 2018	$0.035	June 25, 2018	July 10, 2018
On August 8, 2018, our board of directors declared a cash dividend of $0.035 per share to common stockholders of record as of September 18, 2018. This dividend will be paid on October 2, 2018.

Cash Flow Analysis
The following table is a summary of our cash flow activity for the periods presented:

	For the Six Months Ended
(in thousands)	June 30, 2018	June 30, 2017
Net cash provided by operating activities	$962,762	$743,412
Net cash used in investing activities	$(696,147)	$(649,198)
Net cash provided by (used in) financing activities	$705,410	$(107,227)
Cash Flows from Operating Activities
For the six months ended June 30, 2018 and 2017, net cash provided by operating activities was $963 million and $743 million, respectively. See discussion of net cash provided by operating activities included in Free Cash Flow under “—Non-GAAP Measures.”
Cash Flows from Investing Activities
We make certain investments in our business that are intended to grow our customer base, enhance the overall customer experience, improve the productivity of our field workforce, and support greater efficiency of our back-office systems and our customer care centers. For the six months ended June 30, 2018 and 2017, our investing activities consisted of accounts purchased under the ADT Authorized Dealer Program and bulk account purchases of $328 million and $306 million, respectively, subscriber system asset additions of $281 million and $299 million, respectively, and capital expenditures of $65 million and $69 million, respectively. The increase in cash paid for dealer generated customer accounts was primarily driven by costs associated with the acquisition of customers through the ADT Authorized Dealer Program. The decrease in subscriber system asset additions primarily resulted from the decrease in customer volume accompanied by the improvements in installation cost efficiencies.
Furthermore, during the six months ended June 30, 2018, we paid $36 million for business acquisitions, net of cash acquired, and received $14 million primarily related to proceeds received from the sale of a strategic investment. During the six months ended June 30, 2017, we received $25 million primarily related to proceeds received from the sale of a strategic investment.
Cash Flows from Financing Activities
For the six months ended June 30, 2018, cash flows from financing activities primarily consisted of net proceeds from the IPO of $1,406 million, after deducting related fees, repayment of long-term borrowings of $674 million primarily associated with the partial paydown of the Prime Notes, and dividend payments on our common stock of $26 million. For the six months ended June 30, 2017, financing activities primarily consisted of net proceeds from long-term borrowings of $644 million primarily associated with incremental borrowings under our first lien credit facilities and dividend payments of $750 million to our equity holders and Ultimate Parent, which primarily included distributions to our Sponsor.
COMMITMENTS AND CONTRACTUAL OBLIGATIONS
In our Annual Report on Form 10-K for the year ended December 31, 2017, we disclosed our commitments and contractual obligations. There have been no other material changes to these commitments and contractual obligations outside the ordinary course of business except as noted below.
In February 2018, we used approximately $649 million of the proceeds from the IPO to redeem $594 million aggregate principal amount of Prime Notes and to pay the related call premium. Refer to Note 5 “Debt” to the condensed consolidated financial statements for further discussion.
In addition, on July 2, 2018, we redeemed the Koch Preferred Securities for total consideration of approximately $950 million, including the payment of the related redemption premium, accumulated dividends, and tax reimbursements. Refer to Note 6 “Mandatorily Redeemable Preferred Securities” to the condensed consolidated financial statements for further discussion.
OFF-BALANCE SHEET ARRANGEMENTS
There were no material off-balance sheet arrangements as of June 30, 2018.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. We identified in our 2017 Annual Report on Form 10-K accounting policies that are based on, among other things, estimates and judgments made by management that include inherent risks and uncertainties.
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
Forward-looking information involves risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such statements, including without limitation, the risks and uncertainties disclosed in Item 1A. of this report under the heading “Risk Factors.” Therefore, caution should be taken not to place undue reliance on any such forward-looking statements. Much of the information in this report that looks toward future performance of the Company is based on various factors and important assumptions about future events that may or may not actually occur. As a result, our operations and financial results in the future could differ materially and substantially from those we have discussed in the forward-looking statements included in the Quarterly Report. We assume no obligation (and specifically disclaim any such obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
For quantitative and qualitative disclosures about market risk, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2017. Other than as set forth below, our exposures to market risk have not changed materially since December 31, 2017.
We hold interest rate swap contracts with the objective of managing exposure to variability in interest rates on our debt. In June 2018, we entered into a series of LIBOR-based interest rate swap contracts with an aggregate notional amount of $1.5 billion maturing in April 2022. Refer to Note 9 “Derivative Financial Instruments” to the condensed consolidated financial statements for further discussion.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) as of the end of the period covered by this Quarterly Report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2018, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2018, that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
See Note 8 “Commitments and Contingencies” to the condensed consolidated financial statements under the heading “Legal Proceedings” included in this Quarterly Report on Form 10-Q for legal proceedings and related matters.
ITEM 1A. RISK FACTORS.
ADT Inc.'s significant business risks are described in Part I, Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 15, 2018. You should be aware that these risk factors and other information may not describe every risk facing the Company. Other than as set forth below, there have been no material changes to our risk factors from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
Five substantially similar shareholder class action lawsuits related to the January 2018 IPO of ADT Inc. common stock were filed in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida in March, April, and May 2018. The actions are entitled Goldstrand Investments Inc. v. ADT Inc., Krebsbach v. ADT Inc., Katz v. ADT Inc., Sweet v. ADT Inc., and Lowinger v. ADT Inc. By order dated July 10, 2018, the five Florida state court cases were consolidated for discovery and trial. A sixth shareholder class action lawsuit, Juan Perdomo v. ADT Inc., was filed in the United States District Court for the Southern District of Florida in late May 2018. Plaintiffs in each case allege the purchase of ADT common stock in or traceable to the IPO, assert claims for alleged violations of the Securities Act of 1933 (the “Securities Act”), and seek to represent a class of similarly situated shareholders. Plaintiffs in all six cases name ADT Inc. and various ADT Inc. officers, directors, and IPO underwriters, including Apollo Global Securities, LLC, as defendants. Plaintiffs allege that the defendants violated the Securities Act because the registration statement and prospectus used to effectuate the IPO were false and misleading in that they allegedly misled investors with respect to financial and operational metrics, litigation involving ADT Inc., ADT Inc.’s efforts to protect its intellectual property, competitive pressures ADT Inc. faced, and ADT Inc.’s customer acquisition costs. Additionally, two plaintiffs allege that the defendants misled investors with respect to false-alarm pressures.
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
If new tariffs or other trade restrictions are imposed on imports from China or other countries where our end-user equipment is manufactured, or any counter-measures are taken in response, our business and results of operations may be materially adversely affected.
If new tariffs or other trade restrictions are placed on imports from China or other countries where our end-user equipment is manufactured, or any counter-measures are taken in response to new tariffs, our business and results of operations may be materially harmed. In July 2018, the United States federal government announced a list of categories of goods manufactured in China, including alarm equipment, that could face tariffs of 10% and other categories of electronic equipment manufactured in China that we install in our customers’ premises, such as batteries and thermostats, that could face tariffs of 25%. It is expected that these tariffs will be finalized after a public comment period ending in early September 2018. If the proposed tariff on alarm equipment and other electronics from China remains unaltered, a significant portion of the equipment we install in our customer premises would be subject to additional tariffs of 10% to 25% upon entering the United States, which may result in our costs for such equipment increasing as a result of some or all of such new tariffs being passed on to us by the sellers of such equipment. If any or all of the costs of these tariffs are passed on to us by the sellers of our end-user equipment, we may be required to raise our prices, which could result in the loss of customers and harm our business and results of operations. Alternatively, we may seek to find new sources of end-user products, which may result in higher costs and disruption to our business. The United States federal government has also indicated that it may seek further modifications to trade agreements with China and other countries beyond the proposed 10% tariff on electronics from China. Even if the currently proposed tariffs are not imposed on our end-user equipment manufactured in China, it is possible further tariffs will be imposed on imports of equipment that we install in end-user premises, or that our business will be impacted by retaliatory trade measures taken by China or other countries, causing us to raise our prices or make changes to our business, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Recent Sales of Unregistered Securities
Set forth below is information regarding securities sold or granted by us during the six months ended June 30, 2018 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). Also included is the consideration, if any, received by us for such securities and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed for such sales and grants. Such information is rounded to the nearest whole number, except per share data.
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

Use of Proceeds from Registered Securities
In January 2018, we consummated an initial public offering of 105,000,000 shares of our common stock at a price of $14.00 per share pursuant to a Registration Statement on Form S-1 (Registration No. 333-222233), which was declared effective by the SEC on January 18, 2018. We received gross proceeds from our IPO of approximately $1,470 million, or $1,406 million after reflecting underwriting discounts and commissions of approximately $55 million, as well as expenses. In February 2018, we used approximately $649 million of the proceeds from the IPO to redeem $594 million aggregate principal amount of the Prime Notes and pay the related call premium. In addition, upon consummation of the IPO, we deposited $750 million of the net proceeds into the Segregated Account, which amount was used to redeem the Koch Preferred Securities on July 2, 2018, and we also paid approximately $200 million for the redemption premium, accumulated dividends, and tax reimbursements, which was funded with cash on hand at the time of redemption. The remaining proceeds from the IPO were used for general corporate purposes.
Issuer Purchases of Equity Securities
We do not currently have a repurchase plan or program for our equity securities. However, we repurchased 4,203 equity securities in January 2018 from two former employees at our January 2018 initial public offering price of $14.00 per share. As described by the following information, there were no stock repurchases during the quarter ended June 30, 2018.

Period	Total Number of Shares Purchased	Average Price Paid Per Share
April 1, 2018 - April 30, 2018	—	$—
May 1, 2018 - May 31, 2018	—	$—
June 1, 2018 - June 30, 2018	—	$—
Total	—	$—
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
None.
ITEM 5. OTHER INFORMATION.
None.
ITEM 6. EXHIBITS.
See Exhibit Index attached hereto, which is incorporated herein by reference.

Exhibits Index
The information required by this Item is set forth on the exhibit index.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
10.1	Incremental Assumption and Amendment Agreement No. 6, dated as of March 16, 2018, by and among Prime Security Services Borrower, LLC, Prime Security Services Holdings, LLC, the lenders party thereto, Barclays Bank PLC and the other parties party thereto	8-K	10.1	03/19/2018
10.2	Written Consent of Preferred Majority Holder, dated January 23, 2018	10-Q	10.2	05/09/2018
10.3	Agreement and Consent, dated May 8, 2018, by and among Koch SV Investments, LLC and ADT Inc.	10-Q	10.3	05/09/2018
10.4	ADT Inc. 2018 Omnibus Incentive Plan	S-1/A	10.32	01/08/2018
10.5	Form of Restricted Stock Unit Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan	S-1/A	10.33	01/08/2018
10.6	Form of Non-Qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan	S-1/A	10.34	01/08/2018
10.7	Form of Non-Qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan (Class B Unit Redemption)	S-1/A	10.35	01/08/2018
10.8	Form of Common Stock Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan	S-1/A	10.36	01/08/2018
10.9*	ADT Inc. 2018 Omnibus Incentive Plan Restricted Stock Unit Non-Employee Director Award Agreement
10.10*	Amendment to the Registration Rights Agreement between ADT Inc. and Prime Security Services TopCo Parent, L.P.
31.1*	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
31.2*	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
32.1*	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
Financial statements from the quarterly report on Form 10-Q of ADT Inc. for the quarter and six months ended June 30, 2018 formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statement of Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements

_________________________
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADT Inc.

Date:	August 9, 2018	By:	/s/ Jeffrey Likosar
		Name:	Jeffrey Likosar
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)