Form 10-Q
period 2018-09-30
ADT Inc.
filed 2018-11-08
CIK 1703056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018
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

The number of outstanding shares of the registrant’s common stock, $0.01 par value, was 756,587,893 (excluding 10,291,168 unvested shares of common stock) as of November 2, 2018.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$256,917	$122,899
Accounts receivable trade, less allowance for doubtful accounts of $41,144 and $34,042, respectively	154,629	148,822
Inventories	79,332	85,672
Work-in-progress	28,481	21,252
Prepaid expenses and other current assets	107,364	77,241
Total current assets	626,723	455,886
Property and equipment, net	308,671	332,445
Subscriber system assets, net	2,906,559	2,892,683
Intangible assets, net	7,488,118	7,856,775
Goodwill	5,088,325	5,070,586
Deferred subscriber acquisition costs, net	400,946	282,478
Other assets	148,242	123,967
Total assets	$16,967,584	$17,014,820

Liabilities and stockholders' equity
Current liabilities:
Current maturities of long-term debt	$48,327	$48,060
Accounts payable	206,135	187,695
Deferred revenue	310,766	309,157
Accrued expenses and other current liabilities	444,572	351,340
Total current liabilities	1,009,800	896,252
Long-term debt	9,519,504	10,121,126
Mandatorily redeemable preferred securities—authorized 1,000,000 shares Series A of $0.01 par value; issued and outstanding 750,000 shares as of December 31, 2017	—	682,449
Deferred subscriber acquisition revenue	505,188	368,669
Deferred tax liabilities	1,370,142	1,376,708
Other liabilities	126,956	136,504
Total liabilities	12,531,590	13,581,708

Commitments and contingencies (See Note 8)

Stockholders' equity:
Common stock—authorized 3,999,000,000 shares of $0.01 par value; issued and outstanding shares of 766,772,382 and 641,118,571 as of September 30, 2018 and December 31, 2017, respectively	7,668	2
Additional paid-in capital	5,947,280	4,435,329
Accumulated deficit	(1,504,054)	(998,212)
Accumulated other comprehensive loss	(14,900)	(4,007)
Total stockholders' equity	4,435,994	3,433,112
Total liabilities and stockholders' equity	$16,967,584	$17,014,820
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	For the Quarters Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Monitoring and related services	$1,029,399	$1,012,292	$3,069,817	$3,017,026
Installation and other	118,917	70,670	326,406	192,944
Total revenue	1,148,316	1,082,962	3,396,223	3,209,970
Cost of revenue (exclusive of depreciation and amortization shown separately below)	263,286	224,140	757,905	658,095
Selling, general and administrative expenses	295,119	284,137	922,627	923,048
Depreciation and intangible asset amortization	474,772	467,929	1,446,768	1,387,245
Merger, restructuring, integration, and other	(6,708)	14,505	1,770	54,170
Operating income	121,847	92,251	267,153	187,412
Interest expense, net	(152,405)	(184,369)	(501,217)	(553,529)
Loss on extinguishment of debt	(213,239)	—	(274,836)	(4,331)
Other income	552	22,960	29,374	35,965
Loss before income taxes	(243,245)	(69,158)	(479,526)	(334,483)
Income tax benefit	7,701	7,128	19,840	38,922
Net loss	$(235,544)	$(62,030)	$(459,686)	$(295,561)

Net loss per share:
Basic and diluted	$(0.31)	$(0.10)	$(0.62)	$(0.46)

Weighted-average number of shares:
Basic and diluted	755,277	641,088	744,720	641,061

Cash dividends declared per common share	$0.035	$—	$0.105	$1.170
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	For the Quarters Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net loss	$(235,544)	$(62,030)	$(459,686)	$(295,561)
Other comprehensive income (loss), net of tax:
Change in fair value of cash flow hedges	8,621	—	6,332	—
Foreign currency translation and other	9,427	15,420	(17,225)	29,008
Total other comprehensive income (loss), net of tax	18,048	15,420	(10,893)	29,008
Comprehensive loss	$(217,496)	$(46,610)	$(470,579)	$(266,553)
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of December 31, 2017	641,119	$2	$4,435,329	$(998,212)	$(4,007)	$3,433,112
Adoption of accounting standard, net of tax	—	—	—	34,430	—	34,430
Common stock issued for initial public offering proceeds, net of related fees and tax benefit	105,000	1,050	1,405,656	—	—	1,406,706
Other comprehensive loss, net of tax	—	—	—	—	(10,893)	(10,893)
Net loss	—	—	—	(459,686)	—	(459,686)
Dividends	—	—	—	(80,511)	—	(80,511)
Share-based compensation expense	20,655	—	112,905	—	—	112,905
Other	(2)	6,616	(6,610)	(75)	—	(69)
Balance as of September 30, 2018	766,772	$7,668	$5,947,280	$(1,504,054)	$(14,900)	$4,435,994
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Nine Months Ended
	September 30, 2018	September 30, 2017
Cash flows from operating activities:
Net loss	$(459,686)	$(295,561)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and intangible asset amortization	1,446,768	1,387,245
Amortization of deferred subscriber acquisition costs	42,876	35,457
Amortization of deferred subscriber acquisition revenue	(56,381)	(31,470)
Share-based compensation expense	112,905	8,498
Deferred income taxes	(18,883)	(46,133)
Provision for losses on accounts receivable and inventory	43,948	42,322
Loss on extinguishment of debt	274,836	4,331
Other non-cash items, net	(1,920)	36,804
Changes in operating assets and liabilities, net of the effects of acquisitions:
Deferred subscriber acquisition costs	(135,777)	(122,225)
Deferred subscriber acquisition revenue	193,357	188,345
Other, net	(36,079)	54,727
Net cash provided by operating activities	1,405,964	1,262,340
Cash flows from investing activities:
Dealer generated customer accounts and bulk account purchases	(526,654)	(486,037)
Subscriber system assets	(428,292)	(445,201)
Capital expenditures	(94,151)	(102,671)
Acquisition of businesses, net of cash acquired	(48,473)	(31,810)
Other investing, net	13,550	16,549
Net cash used in investing activities	(1,084,020)	(1,049,170)
Cash flows from financing activities:
Proceeds from initial public offering, net of related fees	1,406,019	—
Proceeds from long-term borrowings	—	1,344,126
Repayment of long-term borrowings, including call premiums	(686,333)	(712,690)
Repayment of mandatorily redeemable preferred securities, including redemption premium	(852,769)	—
Dividends on common stock	(52,959)	(749,999)
Other financing	(1,441)	(11,023)
Net cash used in financing activities	(187,483)	(129,586)

Effect of currency translation on cash	(441)	61

Net increase in cash and cash equivalents and restricted cash and cash equivalents	134,020	83,645
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	126,782	90,893
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$260,802	$174,538
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation and Summary of Significant Accounting Policies
Nature of Business—ADT Inc. (“ADT Inc.”), a company incorporated in the state of Delaware, and its wholly owned subsidiaries (collectively, the “Company”), are principally engaged in the sale, installation, servicing, and monitoring of electronic security and automation solutions for homes and businesses in the United States (or “U.S.”) and Canada. Prior to September 2017, ADT Inc. was named Prime Security Services Parent, Inc. ADT Inc. is majority-owned by Prime Security Services TopCo Parent, L.P. (“Ultimate Parent”). Ultimate Parent is owned by Apollo Investment Fund VIII, L.P. and related funds that are directly or indirectly managed by Apollo Global Management, LLC, its subsidiaries, and its affiliates (“Apollo” or the “Sponsor”), and management investors.
Basis of Presentation—The condensed consolidated financial statements include the accounts of ADT Inc. and its wholly owned subsidiaries and have been prepared in U.S. dollars in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The condensed consolidated financial statements included herein are unaudited, but in the opinion of management, such financial statements include all adjustments, consisting of normal recurring adjustments, necessary to summarize fairly the Company’s financial position, results of operations, and cash flows for the interim periods presented. The interim results reported in these condensed consolidated financial statements should not be taken as indicative of results that may be expected for future interim periods or the full year. For a more comprehensive understanding of the Company and its interim results, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 15, 2018.
The Condensed Consolidated Balance Sheet as of December 31, 2017 included herein was derived from the audited consolidated financial statements as of that date but does not include all the footnote disclosures from the annual financial statements.
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
Use of Estimates—The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenue and expenses. Significant estimates and judgments inherent in the preparation of the condensed consolidated financial statements include, but are not limited to, estimates of future cash flows and valuation-related assumptions associated with asset impairment testing and the valuation of certain intangible and tangible assets and liabilities in connection with the acquisition of businesses, useful lives and methods for depreciation and amortization, loss contingencies, and income taxes and tax valuation allowances. Actual results could differ materially from these estimates.
Stock Split—On January 4, 2018, the board of directors of the Company declared a 1.681-for-1 stock split (“Stock Split”) of the Company’s common stock issued and outstanding as of January 4, 2018. Unless otherwise noted, all share and per-share data included in these condensed consolidated financial statements have been adjusted to give effect to the Stock Split. In addition, the number of shares subject to, and the exercise price of, the Company’s outstanding options were adjusted to reflect the Stock Split.
Initial Public Offering—In January 2018, the Company completed its initial public offering (“IPO”) in which the Company issued and sold 105,000,000 shares of common stock at an initial public offering price of $14.00 per share. The Company received net proceeds of $1,406 million, after deducting underwriting discounts, commissions, and offering expenses, from the sale of its shares in the IPO. Upon consummation of the IPO, the Company’s common stock began trading on the New York Stock Exchange under the symbol “ADT.”
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
In connection with the IPO, the Company deposited $750 million of the net proceeds from the IPO into a segregated account (“Segregated Account”) for the purpose of redeeming the 750,000 shares of Series A $0.01 par value preferred securities (“Koch Preferred Securities”) at a future date. On July 2, 2018, the Company redeemed in full the original stated value of $750 million of the Koch Preferred Securities for total consideration of approximately $949 million, which included $103 million related to the payment of the redemption premium, including tax reimbursements, and $96 million related to the accumulated dividend obligation on the Koch Preferred Securities (“Koch Redemption”). The Koch Redemption was funded with amounts in the Segregated Account and cash on hand. Refer to Note 6 “Mandatorily Redeemable Preferred Securities” for further discussion.
Merger, Restructuring, Integration, and Other—Included in merger, restructuring, integration, and other in the Condensed Consolidated Statements of Operations are certain direct and incremental costs resulting from acquisitions made by the Company, certain related integration efforts as a result of those acquisitions, costs related to the Company’s restructuring efforts, as well as fair value remeasurements and impairment charges on certain of the Company’s strategic investments.
Loss on Extinguishment of Debt—Included in loss on extinguishment of debt in the Condensed Consolidated Statements of Operations for the quarter and nine months ended September 30, 2018 is approximately $213 million associated with the Koch Redemption in July 2018 primarily related to the payment of the redemption premium and tax reimbursements, as well as the write-off of unamortized discount and deferred financing costs. Loss on extinguishment of debt for the nine months ended September 30, 2018 also includes approximately $62 million associated with the partial redemption of the Prime Notes in February 2018 primarily related to the payment of the call premium, as well as the write-off of a portion of the unamortized deferred financing costs. For the quarter and nine months ended September 30, 2017, loss on extinguishment of debt was not material. Refer to Note 6 “Mandatorily Redeemable Preferred Securities” and Note 5 “Debt” for further discussion.
Other Income—Included in other income for the nine months ended September 30, 2018 is approximately $22 million of licensing fees, as well as a gain of $7.5 million from the sale of equity in a third party that the Company received as part of a settlement, as described below. Other income for the quarter ended September 30, 2018 was not material.
For the quarter and nine months ended September 30, 2017, other income primarily includes foreign currency gains and losses from the translation of monetary assets and liabilities that are denominated in Canadian dollars related to intercompany loans. During the first quarter of 2018, the Company designated certain of these intercompany loans to be of a long-term-investment nature and began recognizing the related foreign currency gains and losses in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheet.
Subscriber System Assets, Net—Capitalized equipment and installation costs incurred in connection with transactions in which the Company retains ownership of the security systems are included in subscriber system assets, net in the Condensed Consolidated Balance Sheets. Depreciation expense relating to subscriber system assets is included in depreciation and intangible asset amortization in the Condensed Consolidated Statements of Operations. The following tables set forth the gross carrying amounts, accumulated depreciation, and depreciation expense relating to subscriber system assets for the periods presented.

(in thousands)	September 30, 2018	December 31, 2017
Gross carrying amount	$4,170,741	$3,762,905
Accumulated depreciation	(1,264,182)	(870,222)
Subscriber system assets, net	$2,906,559	$2,892,683

	For the Quarters Ended		For the Nine Months Ended
(in thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Subscriber system assets depreciation expense	$137,488	$135,055	$410,236	$401,275

Accrued Expenses and Other Current Liabilities—Accrued expenses and other current liabilities as of September 30, 2018 and December 31, 2017 consist of the following:

(in thousands)	September 30, 2018	December 31, 2017
Accrued interest	$144,886	$91,592
Payroll-related accruals	77,944	94,501
Other accrued liabilities	221,742	165,247
Accrued expenses and other current liabilities	$444,572	$351,340

Financial Instruments—The Company’s financial instruments primarily consist of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable, debt, preferred securities, and derivative financial instruments. Due to their short-term and/or liquid nature, the fair values of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, and accounts payable approximated their respective carrying values.

Cash Equivalents—Included in cash and cash equivalents are investments in money market mutual funds, which totaled $136 million and $51 million as of September 30, 2018 and December 31, 2017, respectively. These investments are classified as Level 1 for purposes of fair value measurement.
Restricted Cash and Cash Equivalents—Restricted cash and cash equivalents are restricted for a specific purpose and cannot be included in the general cash account. Restricted cash and cash equivalents are included in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets and were not material as of September 30, 2018 and December 31, 2017.
Long-Term Debt Instruments—The fair values of the Company’s long-term debt instruments are determined using broker-quoted market prices, which are considered Level 2 inputs. The carrying amount of debt outstanding, if any, under the Company’s revolving credit facilities approximates fair value as interest rates on these borrowings approximate current market rates and are considered Level 2 inputs.
The carrying value and fair value of the Company’s long-term debt instruments that are subject to fair value disclosures as of September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018		December 31, 2017
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt instruments, excluding capital lease obligations	$9,532,794	$9,840,892	$10,128,020	$10,868,626

Koch Preferred Securities—As stated above, the Company redeemed the Koch Preferred Securities in full on July 2, 2018.
As of December 31, 2017, the Koch Preferred Securities had a carrying value and fair value of $682 million and $925 million, respectively. The fair value was estimated using a discounted cash-flow approach in conjunction with a binomial lattice interest rate model to incorporate the contractual dividends and the Company’s ability to redeem the Koch Preferred Securities. Key input assumptions to the valuation analysis included the credit spread, yield volatility, and expected time to redemption, which are considered Level 3 inputs. The credit spread was estimated using the credit spread at issuance of the Koch Preferred Securities and adjusted for the change in observed publicly traded debt of the Company between the issuance date and the measurement date. The yield volatility estimate was based on the historical yield volatility observed from comparable public high yield debt. The expected time to redemption was based on the Company’s expectations.
Refer to Note 6 “Mandatorily Redeemable Preferred Securities” for further discussion.
Derivative Financial Instruments—Derivative financial instruments are reported at fair value as either assets or liabilities in the Condensed Consolidated Balance Sheets. For derivative instruments that qualify for hedge accounting, changes in fair values are recognized in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets. For derivative instruments for which the Company does not apply hedge accounting, changes in fair values are recognized in the Condensed Consolidated Statements of Operations according to the nature of the hedged items. During the quarters and nine months ended September 30, 2018 and 2017, changes in fair values of the Company’s derivative instruments were not material. Refer to Note 9 “Derivative Financial Instruments” for further discussion.
Guarantees—In the normal course of business, the Company is liable for contract completion and product performance. The Company does not believe such obligations will significantly affect its financial position, results of operations, or cash flows. As of September 30, 2018 and December 31, 2017, the Company had no material guarantees other than $55 million and $54 million, respectively, primarily in standby letters of credit related to its insurance programs.
Settlements—In January 2018, the Company received $10 million in connection with a litigation settlement, which is reflected as a benefit to selling, general and administrative expenses in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2018.
In February 2018, the Company entered into a settlement agreement (“February 2018 Settlement Agreement”), the terms of which entitled the Company to receive $7.5 million of non-cash compensation in the form of an equity interest in the counterparty to the agreement (“Counterparty”), which the Company reflected as a benefit to selling, general and administrative expenses during the first quarter of 2018. Additionally, the February 2018 Settlement Agreement entitled the Company to receive $24 million in licensing fees over a forty-eight-month period.
In the second quarter of 2018, the Counterparty was acquired by a third party. The terms of the acquisition entitled the Company to approximately $15 million in exchange for the Company’s equity interest in the Counterparty. The Company received approximately $12 million in cash associated with the sale of this equity interest during the second quarter of 2018, and recognized a gain of $7.5 million, which is reflected in other income in the Condensed Consolidated Statements of Operations. Additionally, as a result of the Counterparty’s acquisition, the Company concluded that amounts due under the license arrangement were probable to be collected. Therefore, the Company recognized a benefit of $22 million associated with the license arrangement, which is discounted to reflect a significant financing component and is reflected in other income in the Condensed Consolidated Statements of Operations.
Hurricanes—The Company evaluates the potential financial and business impacts that hurricanes or other natural disasters may have on its business and operations. In the second half of 2017, there were three hurricanes impacting areas in which the Company operates that resulted in power outages and service disruptions to certain customers of the Company. As of September 30, 2018, the Company determined that the financial impact from these hurricanes, as well as others that occurred during 2018, was not material.
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
As of January 1, 2018, due to the cumulative impact of adopting this new standard, the Company recorded a net increase to the opening balance of stockholders’ equity of $34 million, which is net of tax of $12 million. The impact to the line items in the Condensed Consolidated Balance Sheet was as follows:

	Balance at December 31, 2017	Revenue Standard Adoption Adjustment	Balance at January 1, 2018
(in thousands)
Assets
Prepaid expenses and other current assets	$77,241	$6,615	$83,856
Deferred subscriber acquisition costs, net	282,478	33,380	315,858
Other assets	123,967	6,321	130,288

Liabilities
Deferred tax liabilities	1,376,708	11,886	1,388,594

Stockholders' equity
Accumulated deficit	(998,212)	34,430	(963,782)

Refer to Note 2 “Revenue” for further discussion related to the impact of adopting this standard.
In January 2016, the FASB issued authoritative guidance related to the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. Under the new guidance, equity investments with readily determinable fair values, except those accounted for under the equity method, will be measured at fair value with changes in fair value recognized in earnings. Equity investments that do not have readily determinable fair values may be measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. In addition, this update clarifies the guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from the unrealized losses on certain debt securities. The Company adopted this guidance effective on January 1, 2018. Fair value remeasurements on strategic investments and other equity investments are reflected in operating expenses and other income/expense, respectively, in the Condensed Consolidated Statements of Operations. The adoption of this guidance did not have a material impact to the condensed consolidated financial statements.
In November 2016, the FASB issued authoritative guidance amending the presentation of restricted cash within the statement of cash flows. The new guidance requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this guidance effective on January 1, 2018 using the retrospective transition method for all periods presented in the Condensed Consolidated Statements of Cash Flows. The following table provides a reconciliation of the amount of cash and cash equivalents and restricted cash and cash equivalents reported within the Condensed Consolidated Balance Sheets to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows:

(in thousands)	September 30, 2018	December 31, 2017
Cash and cash equivalents	$256,917	$122,899
Restricted cash and cash equivalents in prepaid expenses and other current assets	3,885	3,883
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$260,802	$126,782

In May 2017, the FASB issued authoritative guidance that addresses changes to the terms or conditions of a share-based payment award, specifically regarding which changes to the terms or conditions of a share-based payment award would require modification accounting. This guidance does not change the accounting for modifications but clarifies that an entity should apply modification accounting except when the fair value, vesting conditions, and classification of the modified award are the same as the original award immediately before the modification. The Company adopted this guidance effective on January 1, 2018 and applied the guidance prospectively to share-based payment award modifications subsequent to the date of adoption. The adoption of this guidance did not have a material impact to the condensed consolidated financial statements. Refer to Note 10 “Share-based Compensation” for further discussion.
In August 2017, the FASB issued authoritative guidance which simplifies the application of hedge accounting standards to better portray the economic results of risk management activities in the financial statements. The guidance aligns the recognition and presentation of the effects of hedging instruments with the hedged items in the financial statements and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness at inception and on an ongoing basis. The guidance also eliminates the requirement to measure and disclose the ineffective portion of the change in fair value of cash flow hedges. The Company elected to early adopt this guidance in the second quarter of 2018, and applied the guidance to qualified hedging instruments entered into subsequent to the date of adoption. The Company did not have any derivative instruments classified as hedging instruments prior to the date of adoption. The adoption of this guidance did not have a material impact to the condensed consolidated financial statements. Refer to Note 9 “Derivative Financial Instruments” for further discussion.
In June 2018, the FASB issued authoritative guidance related to the accounting for non-employee share-based compensation transactions, which aligns the guidance for share-based payment transactions for acquiring goods and services from non-employees, with certain exceptions, with the guidance for share-based compensation for employees. The Company elected to early adopt this guidance in the third quarter of 2018. The adoption of this guidance did not have a material impact to the condensed consolidated financial statements.
Recently Issued Accounting Pronouncements—In February 2016, the FASB issued authoritative guidance on accounting for leases. This new guidance, and related amendments, requires lessees to recognize a right-to-use asset and a lease liability for substantially all leases, and to disclose key information about leasing arrangements. The recognition, measurement, and presentation of expenses and cash flows for lessees will remain significantly unchanged from current guidance. This guidance is effective for all public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and will be effective for the Company in the first quarter of 2019. Early adoption is permitted. The guidance requires that a company adopt the standard using a modified retrospective approach, however, recent amendments allow for an alternative transition method whereby a company can apply this new guidance at the adoption date and recognize the cumulative effect of adoption as an adjustment to the opening balance of stockholders’ equity. The Company is currently evaluating the transition method, use of practical expedients, and impact of this guidance.
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
In August 2018, the FASB issued authoritative guidance to align the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is classified as a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and will be effective for the Company in the first quarter of 2020. Early adoption is permitted. Companies may apply this guidance either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently evaluating the impact of this guidance.

2. Revenue
The Company generates revenue primarily through contractual monthly recurring fees received for monitoring and related services provided to customers. In transactions in which the Company provides monitoring and related services but maintains ownership of the security systems, the Company’s performance obligations primarily include monitoring, related services (such as maintenance agreements), and a material right associated with the non-refundable fees received in connection with the initiation of a monitoring contract (referred to as deferred subscriber acquisition revenue) that the customer will not need to pay upon a renewal of the contract. The portion of the transaction price associated with monitoring and related services revenue is recognized as those services are provided and is reflected in monitoring and related services revenue in the Condensed Consolidated Statements of Operations.
Deferred subscriber acquisition revenue is deferred and reported as deferred subscriber acquisition revenue in the Condensed Consolidated Balance Sheets upon initiation of a monitoring contract. Deferred subscriber acquisition revenue is amortized into installation and other revenue in the Condensed Consolidated Statements of Operations over the estimated life of the customer relationship using an accelerated method. Amortization of deferred subscriber acquisition revenue was $21 million and $56 million for the quarter and nine months ended September 30, 2018, respectively.
In transactions involving security systems that are sold outright to customers, the Company’s performance obligations include monitoring, related services, and the sale and installation of the security systems. For such arrangements, the Company allocates a portion of the transaction price to each performance obligation based on a relative standalone selling price. Revenue associated with the sale and installation of security systems is recognized once installation is complete and is reflected in installation and other revenue in the Condensed Consolidated Statements of Operations. Revenue associated with monitoring and related services is recognized as those services are provided and is reflected in monitoring and related services revenue in the Condensed Consolidated Statements of Operations.
Early termination of the contract by the customer results in a termination charge in accordance with the contract terms. Contract termination charges are recognized in monitoring and related services revenue in the Condensed Consolidated Statements of Operations when collectability is probable. Amounts collected from customers for sales and other taxes are reported net of the related amounts remitted.
The Company incurs certain incremental contract costs (referred to as deferred subscriber acquisition costs), including selling expenses (primarily commissions), related to acquiring customers, which are included in deferred subscriber acquisition costs, net in the Condensed Consolidated Balance Sheets. Commissions paid in connection with acquiring customers are determined based on the value of the contractual fees. Amortization of deferred subscriber acquisition costs was $16 million and $43 million for the quarter and nine months ended September 30, 2018, respectively. Contract assets associated with outright sales are not material.
Customer billings for services not yet rendered are deferred and recognized as revenue as services are provided. These fees are recorded as current deferred revenue in the Condensed Consolidated Balance Sheets as the Company expects to satisfy any remaining performance obligations, as well as recognize the related revenue, within twelve months. Accordingly, the Company has applied the practical expedient regarding deferred revenue to exclude the value of remaining performance obligations if (i) the contract has an original expected term of one year or less or (ii) the Company recognizes revenue in proportion to the amount it has the right to invoice for services performed.

The impact from the adoption of the new revenue standard on the Company’s condensed consolidated financial statements as of and for the quarter and nine months ended September 30, 2018 was as follows:

	For the Quarter Ended September 30, 2018			For the Nine Months Ended September 30, 2018
	As Reported	Balances without Adoption of Standard	Effect of Adoption Increase / (Decrease)	As Reported	Balances without Adoption of Standard	Effect of Adoption Increase / (Decrease)
Statements of Operations (in thousands)
Monitoring and related services	$1,029,399	$1,031,006	$(1,607)	$3,069,817	$3,074,260	$(4,443)
Installation and other	118,917	117,288	1,629	326,406	320,635	5,771
Total revenue	1,148,316	1,148,294	22	3,396,223	3,394,895	1,328
Cost of revenue (exclusive of depreciation and amortization shown separately below)	263,286	263,286	—	757,905	757,905	—
Selling, general and administrative expenses(1)	295,119	302,039	(6,920)	922,627	943,010	(20,383)
Depreciation and intangible asset amortization	474,772	474,772	—	1,446,768	1,446,768	—
Merger, restructuring, integration, and other	(6,708)	(6,708)	—	1,770	1,770	—
Operating income	121,847	114,905	6,942	267,153	245,442	21,711
Interest expense, net	(152,405)	(152,405)	—	(501,217)	(501,217)	—
Loss on extinguishment of debt	(213,239)	(213,239)	—	(274,836)	(274,836)	—
Other income	552	552	—	29,374	29,374	—
Loss before income taxes	(243,245)	(250,187)	6,942	(479,526)	(501,237)	21,711
Income tax benefit	7,701	9,123	(1,422)	19,840	24,703	(4,863)
Net loss	$(235,544)	$(241,064)	$5,520	$(459,686)	$(476,534)	$16,848
_________________

(1)
For the quarter and nine months ended September 30, 2018, the effect of adoption includes approximately $5 million and $14 million, respectively, associated with non-cash amortization expense of deferred subscriber acquisition costs.

	As Reported	Balances without Adoption of Standard	Effect of Adoption Increase / (Decrease)
Balance Sheet (in thousands)
Assets
Prepaid expenses and other current assets	$107,364	$98,851	$8,513
Deferred subscriber acquisition costs, net	400,946	346,067	54,879
Other assets	148,242	143,607	4,635

Liabilities
Deferred tax liabilities	1,370,142	1,353,393	16,749

Stockholders' equity
Accumulated deficit	(1,504,054)	(1,555,332)	51,278

Disaggregated Revenue
The following table sets forth the Company’s revenues disaggregated by source:

(in thousands)	For the Quarter Ended September 30, 2018	For the Nine Months Ended September 30, 2018
Monitoring and related services	$1,029,399	$3,069,817
Installation and other	118,917	326,406
Total revenue	$1,148,316	$3,396,223

3. Acquisitions
From time to time, the Company may pursue acquisitions of companies that either strategically fit with the Company’s existing core business or expand the Company’s electronic security and automation solutions in new and attractive adjacent markets. The Company acquired four businesses during the nine months ended September 30, 2018, and paid $48 million, net of cash acquired. In addition, the Company recorded preliminary amounts of approximately $23 million of goodwill and approximately $20 million of customer relationships in the Condensed Consolidated Balance Sheet related to these acquisitions.
Dealer Generated Customer Accounts and Bulk Account Purchases
The Company paid $527 million and $486 million for customer contracts for electronic security services generated through the Company’s network of authorized dealers (“ADT Authorized Dealer Program”) and bulk account purchases during the nine months ended September 30, 2018 and 2017, respectively. These contracts are reported in the Condensed Consolidated Balance Sheets as intangible assets, net, and are recorded at their contractually determined purchase price.
4. Goodwill and Other Intangible Assets
Goodwill
There were no material changes in the carrying amount of goodwill during the nine months ended September 30, 2018.
Other Intangible Assets
The following table sets forth the gross carrying amounts, accumulated amortization, and net carrying amounts of the Company’s other intangible assets as of September 30, 2018 and December 31, 2017:

	September 30, 2018			December 31, 2017
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Contracts and related customer relationships	$7,284,196	$(2,545,113)	$4,739,083	$6,748,355	$(1,749,327)	$4,999,028
Dealer relationships	1,603,490	(209,915)	1,393,575	1,605,910	(146,299)	1,459,611
Other	196,898	(174,438)	22,460	195,363	(130,227)	65,136
Total definite-lived intangible assets	9,084,584	(2,929,466)	6,155,118	8,549,628	(2,025,853)	6,523,775
Indefinite-lived intangible assets:
Trade name	1,333,000	—	1,333,000	1,333,000	—	1,333,000
Intangible assets	$10,417,584	$(2,929,466)	$7,488,118	$9,882,628	$(2,025,853)	$7,856,775

For the nine months ended September 30, 2018, the changes in the net carrying amount of contracts and related customer relationships were as follows:

(in thousands)
Balance as of December 31, 2017	$4,999,028
Acquisition of customer relationships	20,246
Customer contract additions, net of dealer charge-backs	525,729
Amortization	(798,267)
Currency translation and other	(7,653)
Balance as of September 30, 2018	$4,739,083

During the nine months ended September 30, 2018, the weighted-average amortization period for customer contract additions primarily purchased through the ADT Authorized Dealer Program was 15 years. Amortization expense for definite-lived intangible assets for the periods presented was as follows:

	For the Quarters Ended		For the Nine Months Ended
(in thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Definite-lived intangible asset amortization expense	$293,535	$292,023	$906,233	$864,918

The estimated aggregate amortization expense for definite-lived intangible assets is expected to be as follows:

(in thousands)
Remainder of 2018	$295,632
2019	1,143,309
2020	1,089,492
2021	987,260
2022	640,412
2023	284,929

5. Debt
First Lien Credit Agreement Amendment
On March 16, 2018, the Company entered into an Incremental Assumption and Amendment Agreement No. 6 (“2018 First Lien Credit Agreement Amendment”), which further amended and restated the First Lien Credit Agreement (the First Lien Credit Agreement, as amended, restated, supplemented, or otherwise waived prior to the effective date of the 2018 First Lien Credit Agreement Amendment (“Existing Credit Agreement”) and, as amended by the 2018 First Lien Credit Agreement Amendment (“Amended and Restated Credit Agreement”)).
Prior to the effectiveness of the 2018 First Lien Credit Agreement Amendment, the Existing Credit Agreement included a revolving credit facility of $255 million maturing on May 2, 2021, and a revolving credit facility of $95 million maturing on July 1, 2020. In connection with the 2018 First Lien Credit Agreement Amendment, the existing revolving credit facilities were replaced with a first lien revolving credit facility with an aggregate commitment of up to $350 million maturing on March 16, 2023, subject to the repayment, extension, or refinancing with longer maturity debt of certain of the Company’s other indebtedness (“2023 Revolving Credit Facility”). Borrowings under the 2023 Revolving Credit Facility will bear interest at a rate equal to, at the Company’s option, either (a) a London Interbank Offered Rate (“LIBOR”) determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50% per annum, (ii) the prime rate of Barclays Bank PLC, and (iii) one-month adjusted LIBOR plus 1.00% per annum, in each case, plus the applicable margin of 2.75% for LIBOR loans and 1.75% for base rate loans. The applicable margin for borrowings under the 2023 Revolving Credit Facility is subject to one step-down based on a certain specified net first lien leverage ratio.
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
As of September 30, 2018, the Company had $350 million in available borrowing capacity under its 2023 Revolving Credit Facility.
Prime Notes
On February 21, 2018, the Company used approximately $649 million of the net proceeds from the IPO to voluntarily redeem $594 million aggregate principal amount of the Prime Notes and pay the related call premium. The Company recognized a loss on extinguishment of debt of approximately $62 million related to the call premium and the write-off of a portion of the unamortized deferred financing costs. The aggregate principal amount of Prime Notes outstanding after the repayment was $2,546 million.
See Note 1 “Basis of Presentation and Summary of Significant Accounting Policies” for further discussion on the fair value of the Company’s debt.
6. Mandatorily Redeemable Preferred Securities
In connection with the acquisition of The ADT Security Corporation (formerly named The ADT Corporation) (“The ADT Corporation”), the Company issued 750,000 shares of the Koch Preferred Securities to an affiliate of Koch Industries, Inc. (“Koch Investor”). In January 2018, in connection with the IPO, the Company deposited $750 million of the net proceeds from the IPO into the Segregated Account for the purpose of redeeming the Koch Preferred Securities at a future date. In May 2018, the Company entered into a written consent with the Koch Investor (“May 2018 Consent”), whereby the Company agreed to redeem all of the outstanding Koch Preferred Securities, which occurred on July 2, 2018.
Prior to redemption, the Koch Preferred Securities accrued and accumulated preferential cumulative dividends in arrears on the then current stated value of the Koch Preferred Securities. Dividends were payable quarterly, in cash, at a rate equal to the daily five-year treasury rate plus 9.00% per annum. In the event that dividends for any quarter were not paid in cash, dividends for such quarter would accrue and accumulate at a rate equal to the daily five-year treasury rate plus 9.75% per annum and would be added to the then current stated value of the Koch Preferred Securities at the end of such quarter.
The quarterly dividend obligation on the Koch Preferred Securities is reflected in interest expense, net in the Condensed Consolidated Statements of Operations. Beginning in the third quarter of 2017, in lieu of declaring and paying the dividend obligation on the Koch Preferred Securities, the Company elected to increase the accumulated stated value of such securities, which increased the reported balance of mandatorily redeemable preferred securities on the Condensed Consolidated Balance Sheet. Prior to the Koch Redemption, the reported balance of mandatorily redeemable preferred securities on the Condensed Consolidated Balance Sheet reflected approximately $96 million associated with the dividend obligation on the Koch Preferred Securities, of which approximately $51 million related to the dividend obligation on the Koch Preferred Securities for the nine months ended September 30, 2018. For the quarter and nine months ended September 30, 2017, the dividend obligation on the Koch Preferred Securities was $22 million and $63 million, respectively.
On July 2, 2018, the Company redeemed in full the original stated value of $750 million of the Koch Preferred Securities for total consideration of approximately $949 million, which included approximately $103 million related to the redemption premium and tax reimbursements, as well as $96 million related to the accumulated dividend obligation on the Koch Preferred Securities. The Koch Redemption was funded with amounts in the Segregated Account and cash on hand. During the quarter and nine months ended September 30, 2018, the Company recognized a loss on extinguishment of debt of $213 million associated with the payment of the redemption premium, including tax reimbursements, and the write-off of unamortized discount and deferred financing costs.
Refer to Note 1 “Basis of Presentation and Summary of Significant Accounting Policies” for further discussion on the fair value of the Koch Preferred Securities.
Koch Agreements
Prior to the consummation of the IPO, the Company, Prime Security Services TopCo Parent GP, LLC, as the general partner of Ultimate Parent, Ultimate Parent, and the Koch Investor entered into an Amended and Restated Series A Investor Rights Agreement, which was amended and restated by the Second Amended and Restated Series A Investor Rights Agreement (“Investor Rights Agreement”), which contained certain designations, rights, preferences, powers, restrictions, and limitations that could require the Company to redeem all or a portion of the Koch Preferred Securities or require that the Company obtain the consent of the holders of a majority of the Koch Preferred Securities before taking certain actions or entering into certain transactions.
While the certificate of designation of the Koch Preferred Securities restricted the Company from paying dividends on its common stock, the Koch Investor consented in January 2018 to a one-time distribution on or before June 30, 2018, not to exceed $50 million, which the Company used to declare a dividend on its common stock on March 15, 2018. Further, in the May 2018 Consent, the Koch Investor consented to an additional one-time distribution in an aggregate amount not to exceed $27 million, which the Company used to declare a dividend on its common stock on May 9, 2018.
Following the Koch Redemption, the Investor Rights Agreement was automatically terminated in accordance with its terms.

7. Income Taxes
Unrecognized Tax Benefits
During the quarter ended September 30, 2018, the Company had a net increase to its unrecognized tax benefits of $13 million primarily related to tax attributes from the Company’s pre-Separation from Tyco (as defined in Note 8) tax returns. The Company’s unrecognized tax benefits relate to tax years that remain subject to audit by the taxing authorities in the U.S. federal, state and local, and foreign jurisdictions. Based on the current status of its income tax audits, the Company does not believe that a significant portion of its unrecognized tax benefits will be resolved in the next twelve months.
Effective Tax Rate
The Company’s income tax benefit for the quarter and nine months ended September 30, 2018 was $8 million and $20 million, respectively, resulting in an effective tax rate of 3.2% and 4.1%, respectively. The effective tax rates for the quarter and nine months ended September 30, 2018 reflect the reduced federal income tax rate of 21.0% as a result of the Tax Cuts and Jobs Act (“Tax Reform”).
The effective tax rate for the quarter ended September 30, 2018 also reflects an 11.2% unfavorable impact of permanent non-deductible expenses primarily associated with the Koch Preferred Securities, a 5.6% unfavorable impact from an increase in the Company’s unrecognized tax benefits, and a 4.9% unfavorable impact from state legislative changes.
The effective tax rate for the nine months ended September 30, 2018 also reflects an 11.6% unfavorable impact of permanent non-deductible expenses primarily associated with the Koch Preferred Securities, a 7.3% unfavorable impact of future non-deductible share-based compensation, and a 4.2% unfavorable impact from state legislative changes, offset by a 5.6% favorable impact from tax adjustments related to prior year state returns filed in the first quarter of 2018.
The Company’s income tax benefit for the quarter and nine months ended September 30, 2017 was $7 million and $39 million, respectively, resulting in an effective tax rate of 10.3% and 11.6%, respectively. The effective tax rates for the quarter and nine months ended September 30, 2017 primarily reflect the impact of an increase in the Company’s unrecognized tax benefits related to income tax positions primarily associated with prior years, including pre-Separation from Tyco tax years, the impact of legislative changes, an increase in the Company’s valuation allowance for certain deferred tax assets, and the impact of permanent non-deductible expenses.
The effective tax rates reflect the tax impact of permanent items, state tax expense, changes in tax laws, and non-U.S. net earnings. The effective tax rate can vary from period to period due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as changes in the overall effective state tax rate.
Tax Reform
In connection with Tax Reform, the SEC issued Staff Accounting Bulletin No. 118 that allows companies to record provisional estimates of the effects of the legislative change and a one-year measurement period to finalize the accounting of those effects. During the quarter and nine months ended September 30, 2018, the Company did not record any significant measurement period adjustments to the provisional amounts recorded in the 2017 consolidated financial statements. The Company expects to complete the accounting for the impact of Tax Reform by the end of 2018.
Further, in accounting for the impacts of tax on ‘global intangible low taxed income’ (“GILTI”), the Company elected to treat the impact of GILTI as a period cost in each year incurred.
8. Commitments and Contingencies
Purchase Obligations
As of September 30, 2018, there have been no material changes to the Company’s purchase obligations outside the ordinary course of business as compared to December 31, 2017.
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
Wireless Encryption Litigation
The Company is subject to five class action claims regarding wireless encryption in certain ADT security systems. Jurisdictionally, three of the five cases are in Federal Court (in districts within Illinois, Arizona, and California), and both of the remaining two cases are in Florida State Court (both in Palm Beach County Circuit Court). Each of the five plaintiffs brought a claim under the respective state’s consumer fraud statute alleging that The ADT Corporation and each of its consolidated subsidiaries prior to the consummation of the ADT Acquisition made misrepresentations and material omissions in its advertising regarding the unencrypted wireless signal pathways in certain security systems monitored by The ADT Corporation. The complaints in all five cases further allege that certain security systems monitored by The ADT Corporation are not secure because the wireless signal pathways are unencrypted and can be easily hacked. On January 10, 2017, the parties agreed to settle all five class action lawsuits. On October 16, 2017, the U.S. District Court for the Northern District of California entered an order granting preliminary approval of the settlement. Notice to class members was issued November 16, 2017, and the settlement is currently in the administration process. A fairness hearing regarding the settlement was conducted on February 1, 2018. The Court took the matter under advisement and subsequently stayed the settlement proceedings pending an appellate ruling on a related legal issue. The deadline for filing claims expired on February 26, 2018. The settlement administrator will not pay any claims until the Court enters an order granting final approval of the settlement.
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
Shareholder Litigation
Five substantially similar shareholder class action lawsuits related to the January 2018 IPO of ADT Inc. common stock were filed in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida in March, April, and May 2018. The actions are entitled Goldstrand Investments Inc. v. ADT Inc., Krebsbach v. ADT Inc., Katz v. ADT Inc., Sweet v. ADT Inc., and Lowinger v. ADT Inc. These cases have been consolidated for discovery and trial and are now entitled In re ADT Inc. Shareholder Litigation. The Lead Plaintiffs seek to represent a class of similarly situated shareholders and assert claims for alleged violations of the Securities Act of 1933, as amended (“Securities Act”). Plaintiffs allege that the ADT Inc. defendants violated the Securities Act because the registration statement and prospectus used to effectuate the IPO were false and misleading in that they allegedly misled investors with respect to litigation involving ADT Inc., ADT Inc.’s efforts to protect its intellectual property, and the competitive pressures faced by ADT Inc. Defendants moved to dismiss the consolidated complaint on October 23, 2018.

Briefing on the motion is in progress. A similar shareholder class action lawsuit also related to the January 2018 IPO was filed in the United States District Court for the Southern District of Florida in May 2018. The action is entitled Perdomo v. ADT Inc. In September and October 2018, four substantially similar shareholder derivative complaints were also filed against various ADT Inc. officers, directors and controlling shareholders in the United States District Court for the Southern District of Florida. The actions are entitled, Velasco v. Whall; Myung v. Whall; Scheel v. Whall; and Bradel v. Whall. Plaintiffs allege breaches of fiduciary duties as directors, officers, and/or controlling shareholders of ADT Inc., unjust enrichment, and violations of the federal securities laws for alleged misrepresentations regarding competitive pressures in the marketplace, litigation involving ADT Inc. intellectual property, and certain financial and operational metrics. On November 1, 2018, the Velasco action was transferred to the judge presiding over the earlier filed Perdomo action.
California Independent Contractor Litigation
In August 2017, Jabra Shuheiber filed civil litigation in Marin County Superior Court on behalf of himself and two other individuals asserting wage and hour violations against the Company. The action is entitled Jabra Shuheiber v. ADT, LLC (Case Number CV 1702912, Superior Court, Marin County). Mr. Shuheiber was the owner/operator of a sub-contractor, Maximum Protection, Inc. (“MPI”), who employed the other two plaintiffs in the litigation. In August 2018, in response to the California Supreme Court’s decision in Dynamex Operations West, Inc. v. Superior Court of Los Angeles County, counsel for Mr. Shuheiber provided the Company with a proposed amended complaint that modified the wage and hour claims such that they were brought on a class basis. The proposed class is not clearly defined but appears to be two groups of individuals: 1) individual owners of sub-contractors who performed services for the sub-contractor; and 2) individuals with no ownership interest in a sub-contractor who were employed by the sub-contractor and provided services pursuant to a contract between the sub-contractor and the Company. The Company has not been served with the proposed amended complaint.
Income Tax Matters
On September 28, 2012, Johnson Controls International plc (as successor to Tyco International Ltd., “Tyco”) distributed to its public stockholders The ADT Corporation’s common stock (“Separation from Tyco”), and The ADT Corporation became an independent public company. In connection with the Separation from Tyco in September 2012, The ADT Corporation entered into the 2012 Tax Sharing Agreement that governs the rights and obligations of The ADT Corporation, Tyco, and Pentair Ltd. for certain pre-Separation from Tyco tax liabilities, including Tyco’s obligations under the 2007 Tax Sharing Agreement among Tyco, Covidien, now operating as a subsidiary of Medtronic, and TE Connectivity. The ADT Corporation is responsible for all of its own taxes that are not shared pursuant to the 2012 Tax Sharing Agreement’s sharing formulae. Tyco and Pentair Ltd. are likewise responsible for their tax liabilities that are not subject to the 2012 Tax Sharing Agreement’s sharing formulae. Tyco has the right to administer, control, and settle all U.S. income tax audits for the periods prior to and including the Separation from Tyco.
In accordance with the 2012 Tax Sharing Agreement, Tyco is responsible for the first $500 million of tax, interest, and penalties assessed against pre-2013 tax years including its 27% share of the tax, interest, and penalties assessed for periods prior to Tyco’s 2007 spin-off transaction. In addition to the Company’s share of cash taxes pursuant to the 2012 Tax Sharing Agreement, the Company’s net operating loss (“NOL”) and credit carryforwards may be significantly reduced or eliminated by audit adjustments to pre-2013 tax periods. NOL and credit carryforwards may be reduced prior to incurring any cash tax liability and will not be compensated for under the tax sharing agreement. The Company believes that its income tax reserves and the liabilities recorded for the 2012 Tax Sharing Agreement continue to be appropriate. The ultimate resolution of any matters challenged by the tax authorities is uncertain, and if the tax authorities were to prevail, it could have a material adverse impact on the Company’s financial position, results of operations, and cash flows, potentially including a significant reduction in or the elimination of the Company’s available NOL and credit carryforwards generated in pre-Separation from Tyco periods. Further, to the extent The ADT Corporation is responsible for any liability under the 2012 Tax Sharing Agreement, there could be a material impact on its financial position, results of operations, cash flows, or its effective tax rate in future reporting periods.
During the third quarter of 2017, the Company was notified by the IRS of its intent to disallow amortization deductions claimed on the Company’s $987 million trademark (value as of 2012) and the Notice of Proposed Adjustment was received from the IRS in April 2018. The Company strongly disagreed with the IRS’s position and maintained that the deductions claimed were appropriate.
During the third quarter of 2018, the Company successfully defended its originally filed tax return position, and the IRS notified the Company of its withdrawal of the proposed adjustments disallowing amortization deductions claimed on the Company’s trademark. The IRS also officially closed the fiscal year 2010-2012 audit cycle with no additional adjustments to The ADT Corporation. Accordingly, as of the third quarter of 2018, all tax years through 2012 have been audited and resolved with the IRS, with the only remaining item being the finalization of the Company’s carryforward attributes. The IRS and the Company are currently working to reconcile differences on the carry forward attributes.

Other liabilities in the Company’s Condensed Consolidated Balance Sheets related to The ADT Corporation’s obligations under certain tax related agreements entered into in conjunction with the Separation from Tyco were not material as of September 30, 2018 and December 31, 2017. The maximum amount of potential future payments is not determinable as such payments relate to unknown conditions and future events that cannot be predicted.
9. Derivative Financial Instruments
The Company holds interest rate swap contracts with the objective of managing exposure to variability in interest rates on the Company’s debt. As of September 30, 2018, the Company had interest rate swap contracts outstanding with an aggregate notional amount of $3.5 billion, which consist of notional amounts of $1.5 billion and $1.0 billion entered into in June 2018 and August 2018, respectively, both maturing in April 2022, that are designated as cash flow hedges (“2018 Derivatives”), and notional amounts of $1.0 billion entered into in April 2017 maturing in April 2020, that are not designated as hedging instruments (“2017 Derivatives”).
The 2018 Derivatives consist of a series of LIBOR-based interest rate swap contracts. Changes in fair value of the 2018 Derivatives are recorded in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets and are reclassified into interest expense in the same period in which the related interest on the debt obligations affects earnings. As of September 30, 2018, the 2018 Derivatives were highly effective.
The impact to the condensed consolidated financial statements as a result of the 2018 Derivatives was not material. Further, amounts expected to be reclassified from accumulated other comprehensive loss into interest expense during the next twelve months is not material.
Changes in fair value of the 2017 Derivatives are reflected in interest expense, net in the Condensed Consolidated Statements of Operations, and were not material for the quarters and nine months ended September 30, 2018 and 2017.
10. Share-based Compensation
2016 Equity Incentive Plan Awards
In 2016, the Company approved the 2016 Equity Incentive Plan, which provides for the issuance of non-qualified stock options to various employees of the Company. The Company records share-based compensation expense on options subject to time-based vesting, and subsequent to the consummation of the IPO, on options subject to vesting based upon the achievement of certain investment return thresholds by Apollo. The Company does not expect to issue additional share-based compensation awards under the 2016 Equity Incentive Plan. For the quarters and nine months ended September 30, 2018 and 2017, share-based compensation expense for awards under the 2016 Equity Incentive Plan was not material.
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
During the first quarter of 2018 and in connection with the IPO, each holder of Class B Units in Ultimate Parent had his or her entire Class B interest in Ultimate Parent redeemed for the number of shares of the Company’s common stock (“Distributed Shares”) that would have been distributed to such holder under the terms of Ultimate Parent’s operating agreement in a hypothetical liquidation on the date of the IPO at the initial public offering price (“Class B Unit Redemption”). All vesting conditions for the Distributed Shares remain the same as the vesting conditions that existed under the terms of the Class B Units. The Distributed Shares also have certain other restrictions pursuant to the terms and conditions of the Company’s Amended and Restated Management Investor Rights Agreement (“MIRA”). Furthermore, as part of the Class B Unit Redemption, each holder received both vested and unvested Distributed Shares in the same proportion as the holder’s vested and unvested Class B Units held immediately prior to the IPO. As a result of the Class B Unit Redemption, holders of Class B Units received a total of 20.6 million shares of the Company’s common stock (17.8 million of which were unvested at the time of redemption). Of the Distributed Shares issued upon the Class B Unit Redemption, 50% were subject to the vesting conditions that existed for the Class B Unit Service Tranche (“Distributed Shares Service Tranche”) and 50% were subject to the vesting conditions that existed for the Class B Unit Performance Tranche (“Distributed Shares Performance Tranche”). As discussed below, all remaining unvested shares in the Distributed Shares Service Tranche became fully vested in July 2018. As of September 30, 2018, there were 10.2 million unvested and outstanding shares in the Distributed Shares Performance Tranche.

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
The Class B Unit Redemption resulted in weighted-average fair values of $14.00 and $12.97 for the Distributed Shares Service Tranche and Performance Tranche, respectively. The fair values also incorporate the estimated impact of post-vesting selling restrictions pursuant to the MIRA. During the first quarter of 2018, the Company began recording share-based compensation expense on the Distributed Shares Performance Tranche on a straight-line basis over the derived service period of approximately three years from the IPO date, as the vesting conditions were deemed probable following the consummation of the IPO. For the Distributed Shares Service Tranche, incremental compensation expense recorded as a result of the modification was not material. Additionally, the IPO triggered an acceleration of vesting of the unvested shares in the Distributed Shares Service Tranche, causing such Distributed Shares to become fully vested six months from the date of the IPO, which occurred in July 2018.
Share-based compensation expense associated with the Distributed Shares Service Tranche was $2 million and $28 million for the quarter and nine months ended September 30, 2018, respectively. Share-based compensation expense associated with the Distributed Shares Performance Tranche was $6 million and $29 million for the quarter and nine months ended September 30, 2018, respectively.
Top-up Options
In January 2018, the Company approved its 2018 Omnibus Incentive Plan (“2018 Omnibus Incentive Plan”), which became effective upon consummation of the IPO. Under the 2018 Omnibus Incentive Plan, and in connection with the Class B Unit Redemption, the Company granted 12.7 million options to holders of Class B Units (“Top-up Options”). The Top-up Options have an exercise price equal to the initial public offering price per share of the Company’s common stock and a contractual term of ten years from the grant date. Similar to the vesting conditions outlined above for the Distributed Shares, the Top-up Options contain a tranche subject to time-based vesting (“Top-up Options Service Tranche”) and a tranche subject to vesting based upon the achievement of certain investment return thresholds by Apollo (“Top-up Options Performance Tranche”). Recipients of the Top-up Options received both vested and unvested Top-up Options in the same proportion as the vested and unvested Class B Units held immediately prior to the IPO and Class B Unit Redemption. These vesting conditions are the same vesting conditions as those attributable to the Distributed Shares, including the condition that accelerated vesting of the unvested options in the Top-up Options Service Tranche, causing such options to become fully vested six months from the date of the IPO, which occurred in July 2018. Any shares of the Company’s common stock acquired upon exercise of the Top-up Options will be subject to the terms of the MIRA.
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
For the nine months ended September 30, 2018, the weighted-average grant date fair values of the Top-up Options Service Tranche and Top-up Options Performance Tranche were $5.02 and $5.04, respectively. The fair values also incorporate the estimated impact of post-vesting selling restrictions pursuant to the MIRA. In July 2018, all remaining unvested options in the Top-up Options Service Tranche became fully vested. As of September 30, 2018, there were 6.3 million unvested and outstanding options in the Top-up Options Performance Tranche.
The Company recorded share-based compensation expense associated with the Top-up Options Service Tranche on a straight-line basis over the requisite service period of six months from the IPO date. Share-based compensation expense associated with the Top-up Options Service Tranche was $2 million and $32 million for the quarter and nine months ended September 30, 2018, respectively.

The Company records share-based compensation expense associated with the Top-up Options Performance Tranche on a straight-line basis over the derived service period of approximately three years from the IPO date. Share-based compensation expense associated with the Top-up Options Performance Tranche was $2 million and $7 million for the quarter and nine months ended September 30, 2018, respectively.
Other 2018 Share-Based Compensation Awards
During the first quarter of 2018, in connection with the IPO, the Company granted 4.0 million options (“2018 Options”) and 1.1 million restricted stock units (“RSUs”) (“2018 RSUs”) under the 2018 Omnibus Incentive Plan. The 2018 Options and 2018 RSUs will cliff vest over a three-year period. For the 2018 Options, the contractual term is ten years. Other options and RSUs granted during the quarter and nine months ended September 30, 2018 were not material.
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
The grant date fair values of the 2018 Options and 2018 RSUs granted in connection with the IPO were $4.35 and $14.00, respectively.
The Company records share-based compensation expense associated with the 2018 Options and 2018 RSUs on a straight-line basis over the requisite service period. For the quarter and nine months ended September 30, 2018, share-based compensation expense associated with the 2018 Options and 2018 RSUs was not material. As of September 30, 2018, the number of 2018 Options and 2018 RSUs granted in connection with the IPO that were unvested and outstanding were 3.8 million and 1.0 million, respectively.
For all share-based compensation awards, the Company recognizes forfeitures as they occur. Share-based compensation expense is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. For the quarter and nine months ended September 30, 2018, share-based compensation expense on all awards was $18 million and $113 million, respectively. For the quarter and nine months ended September 30, 2017, share-based compensation expense on all awards was $4 million and $8 million, respectively.
11. Equity
Stock Split and Initial Public Offering
Refer to Note 1 “Basis of Presentation and Summary of Significant Accounting Policies” for a discussion regarding the Stock Split and the Company’s completion of an IPO in January 2018.
Common Stock Dividends
During the nine months ended September 30, 2018, the Company’s board of directors declared the following cash dividends on common stock:

Declared Date	Dividend per Share	Record Date	Payment Date
March 15, 2018	$0.035	March 26, 2018	April 5, 2018
May 9, 2018	$0.035	June 25, 2018	July 10, 2018
August 8, 2018	$0.035	September 18, 2018	October 2, 2018

During the nine months ended September 30, 2017, the Company paid dividends in an aggregate amount of $750 million in February and April 2017 to the Company’s equity holders and Ultimate Parent, which primarily included distributions to the Company’s Sponsor (“Special Dividend”).

Accumulated Other Comprehensive Loss
During the quarters and nine months ended September 30, 2018 and 2017, the Company did not record any material reclassifications out of accumulated other comprehensive loss.
Other
As discussed in Note 1 “Basis of Presentation and Summary of Significant Accounting Policies,” the opening balance of stockholders’ equity for the nine months ended September 30, 2018 includes $34 million, net of tax, attributable to the cumulative effect of the adoption of the new revenue recognition standard.
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
The following table includes the computations of basic and diluted net loss per share for the periods presented.

	For the Quarters Ended		For the Nine Months Ended
(in thousands, except per share amounts)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Numerator:
Net loss	$(235,544)	$(62,030)	$(459,686)	$(295,561)
Denominator:
Weighted-average number of shares outstanding, basic and diluted	755,277	641,088	744,720	641,061

Net loss per share:
Basic and diluted	$(0.31)	$(0.10)	$(0.62)	$(0.46)

13. Related Party Transactions
Management Consulting Agreement
In May 2016, in connection with the acquisition of The ADT Corporation, Apollo Management Holdings, L.P., an affiliate of the Company’s Sponsor (“Management Service Provider”) entered into a management consulting agreement with the Company (“Management Consulting Agreement”) relating to the provision of certain management consulting and advisory services to the Company following this acquisition. The Management Consulting Agreement terminated in accordance with its terms in January 2018 upon consummation of the IPO.
Prior to the termination of the Management Consulting Agreement, the Company paid approximately $1 million to the Management Service Provider during the nine months ended September 30, 2018. During the quarter and nine months ended September 30, 2017, fees under the Management Consulting Agreement were $5 million and $15 million, respectively. These fees are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
Koch Preferred Securities
The Company identified the Koch Investor as a related party. Refer to Note 6 “Mandatorily Redeemable Preferred Securities” for further discussion of transactions related to the Koch Preferred Securities.
Apollo Global Securities, LLC
An affiliate of Apollo, Apollo Global Securities, LLC (“AGS”), served as an underwriter in the Company’s IPO. As part of the IPO, AGS agreed to purchase, and the Company agreed to sell, 4,200,000 shares of common stock. The Company paid $2 million in commissions to AGS in connection with its role as an underwriter in the IPO. The net amount of this transaction is included in common stock issued for initial public offering proceeds in the Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2018.
During the nine months ended September 30, 2017, the Company paid approximately $1 million to AGS related to amendments and restatements to the Company’s first lien credit facilities. These expenses are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
Other Transactions
During the nine months ended September 30, 2017, the Company paid $750 million of the Special Dividend to the Company’s equity holders and Ultimate Parent, which primarily included distributions to its Sponsor. In connection with the Special Dividend, the Company also paid $45 million of structuring fees to the Koch Investor, which is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2017.
14. Subsequent Events
Common Stock Dividend
On November 7, 2018, the Company’s board of directors declared a cash dividend of $0.035 per share to common stockholders of record as of December 14, 2018. This dividend will be paid on January 4, 2019.
Acquisition of Red Hawk Fire & Security
On October 24, 2018, the Company entered into a Purchase Agreement and Plan of Merger (“Merger Agreement”) to acquire Red Hawk Fire & Security (“Red Hawk”), a nationwide leader in commercial fire, life safety, and security services, for total consideration of approximately $317.5 million in cash. Under the terms of the Merger Agreement, Red Hawk will become a wholly-owned indirect subsidiary of the Company (“Merger”). The consummation of the Merger is subject to customary closing conditions and is expected to occur in the fourth quarter of 2018. The Company will account for this transaction as a business combination using the acquisition method of accounting.
In connection with the Merger, the Company has obtained debt financing commitments for up to an additional $317.5 million under the First Lien Credit Agreement.

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
INTRODUCTION
The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements, the related notes thereto included elsewhere in this Quarterly Report, as well as our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Annual Report”), which was filed with the United States Securities and Exchange Commission (“SEC”) on March 15, 2018, to enhance the understanding of our financial condition, changes in financial condition, and results of operations. The following discussion and analysis contains forward-looking statements about our business, operations, and financial performance based on current plans and estimates that involve risks, uncertainties, and assumptions. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause such differences are discussed in the sections of this Quarterly Report titled “Cautionary Statements Regarding Forward-Looking Statements” and “Item 1A. Risk Factors.”
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
As of September 30, 2018, we serve approximately 7.2 million customers, excluding contracts monitored but not owned (customers who outsource their monitoring to ADT). We are one of the largest full-service companies with a national footprint providing both residential and commercial monitored security. We deliver an integrated customer experience by maintaining the industry’s largest sales, installation, and service field workforce, as well as a 24/7 professional monitoring network.
BASIS OF PRESENTATION
All financial information presented in this section has been prepared in U.S. dollars in accordance with generally accepted accounting principles in the United States of America (“GAAP”).
We report financial and operating information in one segment, which is also our reportable segment.
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
Attrition has a direct impact on the number of customers we monitor and service, as well as our financial results, including revenue, operating income, and cash flows. A portion of our customer base can be expected to cancel its service every year. Customers may choose not to renew or may terminate their contracts for a variety of reasons, including, but not limited to, relocation, cost, loss to competition, or service issues.
Hurricanes
We evaluate the potential financial and business impacts that hurricanes or other natural disasters may have on our business and operations. In the second half of 2017, there were three hurricanes impacting areas in which we operate that resulted in power outages and service disruptions to certain of our customers. As of September 30, 2018, we determined that the financial impact from these hurricanes, as well as others that occurred during 2018, was not material.
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
In connection with the IPO, we deposited $750 million of the net proceeds from the IPO into a segregated account (“Segregated Account”) for the purpose of redeeming the 750,000 shares of Series A $0.01 par value preferred securities (“Koch Securities”) at a future date. On July 2, 2018, we redeemed the Koch Preferred Securities in full using funds in the Segregated Account along with cash on hand immediately prior to redemption (“Koch Redemption”). We paid total consideration of approximately $949 million and recognized a loss on extinguishment of debt of $213 million. Refer to Note 6 “Mandatorily Redeemable Preferred Securities” to the condensed consolidated financial statements for further discussion.
During the first quarter of 2018 and in connection with the IPO, we redeemed Class B Units in Ultimate Parent in full for the number of shares of our common stock (“Distributed Shares”) that would have been distributed to such holder under the terms of Ultimate Parent’s operating agreement in a hypothetical liquidation on the date of the IPO at the initial public offering price (“Class B Unit Redemption”), which resulted in a modification of both the shares subject to time-based vesting (“Distributed Shares Service Tranche”) and shares subject to vesting based upon the achievement of certain investment return thresholds by Apollo (“Distributed Shares Performance Tranche”). The modification of the Distributed Shares Performance Tranche resulted in a significant increase in fair value, whereas the impact of the modification on the Distributed Shares Service Tranche was not material. Additionally, upon consummation of the IPO, we approved our 2018 Omnibus Incentive Plan (“2018 Omnibus Incentive

Plan”). Under the 2018 Omnibus Incentive Plan, and in connection with the Class B Unit Redemption, we also granted options to holders of Class B Units (“Top-up Options”). The Class B Unit Redemption and Top-up Options resulted in the increase in share-based compensation expense during the quarter and nine months ended September 30, 2018. Refer to Note 10 “Share-based Compensation” to the condensed consolidated financial statements for further discussion.
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

RESULTS OF OPERATIONS
Quarter Ended September 30, 2018 Compared to Quarter Ended September 30, 2017
The following table sets forth our condensed consolidated results of operations and key performance indicators for the periods presented.

	For the Quarters Ended
(in thousands, except as otherwise indicated)	September 30, 2018	September 30, 2017
Results of Operations:
Monitoring and related services	$1,029,399	$1,012,292
Installation and other	118,917	70,670
Total revenue	1,148,316	1,082,962
Cost of revenue (exclusive of depreciation and amortization shown separately below)	263,286	224,140
Selling, general and administrative expenses	295,119	284,137
Depreciation and intangible asset amortization	474,772	467,929
Merger, restructuring, integration, and other	(6,708)	14,505
Operating income	121,847	92,251
Interest expense, net	(152,405)	(184,369)
Loss on extinguishment of debt	(213,239)	—
Other income	552	22,960
Loss before income taxes	(243,245)	(69,158)
Income tax benefit	7,701	7,128
Net loss	$(235,544)	$(62,030)

Key Performance Indicators:(1)
RMR	$340,278	$333,814
Gross customer revenue attrition (percent)	13.4%	13.8%
Adjusted EBITDA(2)	$609,763	$594,453
_______________________

(1)	Refer to the “—Key Performance Indicators” section for the definitions of these key performance indicators.

(2)	Adjusted EBITDA is a non-GAAP measure. Refer to the “—Non-GAAP Measures” section for the definition of this term and reconciliation to the most comparable GAAP measure.
Total Revenue
Monitoring and related services revenue increased by $17 million for the quarter ended September 30, 2018 as compared to 2017. This increase was primarily attributable to an increase in contractual monthly recurring fees for monitoring and other recurring services, which resulted from the addition of new customers and improvements in average pricing, partially offset by customer attrition. The improvement in average pricing was driven by the addition of new customers at higher rates, largely due to new subscribers generally selecting higher priced services as compared to our existing customers, as well as price escalations on our existing customer base. These factors also were the primary driver for an increase in RMR to $340 million as of September 30, 2018 from $334 million as of September 30, 2017. Gross customer revenue attrition improved to 13.4% as of September 30, 2018 from 13.8% as of September 30, 2017 as a result of lower voluntary disconnects.
Installation and other revenue increased by $48 million. This increase was primarily due to $40 million of revenue from security equipment sold outright to customers, of which approximately $26 million related to revenue associated with acquisitions. The remaining increase was due to additional amortization of deferred installation revenue during 2018.
Cost of Revenue
Cost of revenue increased by $39 million for the quarter ended September 30, 2018 as compared to 2017. The majority of the increase in cost of revenue was attributable to installation costs associated with a higher volume of sales where security-related equipment is sold outright to customers, including the impact from acquisitions.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $11 million for the quarter ended September 30, 2018 as compared to 2017. The increase primarily relates to an increase in share-based compensation expense associated with our equity compensation awards, which were impacted by the completion of our IPO.
Depreciation and Intangible Asset Amortization
Depreciation and intangible asset amortization expense increased by $7 million for the quarter ended September 30, 2018 as compared to 2017. This increase was primarily attributable to $25 million associated with the amortization of customer contracts acquired through our network of authorized dealers (“ADT Authorized Dealer Program”), partially offset by a decrease in amortization expense of $21 million associated with the Protection One trade name, which became fully amortized in June 2018.
Merger, Restructuring, Integration, and Other
Merger, restructuring, integration, and other decreased by $21 million for the quarter ended September 30, 2018 as compared to 2017. This decrease was primarily due to (i) a gain on fair value remeasurement of approximately $11 million on a strategic investment in 2018 and (ii) an impairment charge of approximately $9 million on a strategic investment in 2017.
Interest Expense, Net
Net interest expense decreased by $32 million for the quarter ended September 30, 2018 as compared to 2017. Net interest expense is primarily comprised of interest expense on our long-term debt. The decrease in interest expense was primarily driven by the Koch Redemption in July 2018, as well as a reduction in principal associated with the $594 million aggregate principal redemption of the Prime Notes using a portion of the net proceeds from the IPO.
Loss on Extinguishment of Debt
For the quarter ended September 30, 2018, loss on extinguishment of debt is associated with the redemption of the Koch Preferred Securities on July 2, 2018, which primarily relates to the payment of the redemption premium and tax reimbursements, as well as the write-off of the unamortized discount and deferred financing costs.
Other Income
For the quarter ended September 30, 2018, other income was not material.
For the quarter ended September 30, 2017, other income primarily includes approximately $14 million of foreign currency gains related to the translation of monetary assets and liabilities that are denominated in Canadian dollars due to intercompany loans. During the first quarter of 2018, we designated certain of these intercompany loans to be of a long-term-investment nature and began recognizing the related foreign currency gains and losses in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheet.
Income Tax Benefit
Income tax benefit for the quarter ended September 30, 2018 was $8 million, resulting in an effective tax rate for the period of 3.2%. The effective tax rate reflects the reduced federal income tax rate of 21.0% as a result of Tax Reform, an 11.2% unfavorable impact of permanent non-deductible expenses primarily associated with the Koch Preferred Securities, a 5.6% unfavorable impact from an increase in the Company’s unrecognized tax benefits, and a 4.9% unfavorable impact from state legislative changes.
Income tax benefit for the quarter ended September 30, 2017 was $7 million, resulting in an effective tax rate for the period of 10.3%. The effective tax rate primarily reflects the impact of an increase in our unrecognized tax benefits related to income tax positions primarily associated with prior years, including pre-Separation tax years, the impact of legislative changes, an increase in our valuation allowance for certain deferred tax assets, and the impact of permanent non-deductible expenses.
The effective tax rates for the quarters ended September 30, 2018 and 2017 reflect the tax impact of permanent tax adjustments, state tax expense, changes in tax laws, and non-U.S. net earnings. The effective tax rate can vary from period to period due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, recurring factors such as changes in the overall effective state tax rate, as well as fluctuations in pre-tax income or loss. Discrete items and permanent tax adjustments will have a greater impact on the effective tax rate when pre-tax income is lower. Refer to Note 7 “Income Taxes” to the condensed consolidated financial statements for further discussion.

In connection with the 2017 Tax Cuts and Jobs Act (“Tax Reform”), the SEC issued Staff Accounting Bulletin No. 118, which allows companies to record provisional estimates of the effects of the legislative change, and a one-year measurement period to finalize the accounting of those effects. During the quarter ended September 30, 2018, we did not record any significant measurement period adjustments to the provisional amounts recorded in the 2017 financial statements. We expect to complete the accounting for the impact of Tax Reform by the end of 2018.
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
The following table sets forth our condensed consolidated results of operations, summary cash flow data, and key performance indicators for the periods presented.

	For the Nine Months Ended
(in thousands, except as otherwise indicated)	September 30, 2018	September 30, 2017
Results of Operations:
Monitoring and related services	$3,069,817	$3,017,026
Installation and other	326,406	192,944
Total revenue	3,396,223	3,209,970
Cost of revenue (exclusive of depreciation and amortization shown separately below)	757,905	658,095
Selling, general and administrative expenses	922,627	923,048
Depreciation and intangible asset amortization	1,446,768	1,387,245
Merger, restructuring, integration, and other	1,770	54,170
Operating income	267,153	187,412
Interest expense, net	(501,217)	(553,529)
Loss on extinguishment of debt	(274,836)	(4,331)
Other income	29,374	35,965
Loss before income taxes	(479,526)	(334,483)
Income tax benefit	19,840	38,922
Net loss	$(459,686)	$(295,561)

Summary Cash Flow Data:
Net cash provided by operating activities	$1,405,964	$1,262,340
Net cash used in investing activities	$(1,084,020)	$(1,049,170)
Net cash used in financing activities	$(187,483)	$(129,586)

Key Performance Indicators:(1)
RMR	$340,278	$333,814
Gross customer revenue attrition (percent)	13.4%	13.8%
Adjusted EBITDA(2)	$1,839,917	$1,754,383
Free Cash Flow(2)	$356,867	$228,431
_______________________

(1)	Refer to the “—Key Performance Indicators” section for the definitions of these key performance indicators.

(2)	Adjusted EBITDA and Free Cash Flow are non-GAAP measures. Refer to the “—Non-GAAP Measures” section for the definitions of these terms and reconciliations to the most comparable GAAP measures.
Total Revenue
Monitoring and related services revenue increased by $53 million for the nine months ended September 30, 2018 as compared to 2017. This increase was primarily attributable to an increase in contractual monthly recurring fees for monitoring and other recurring services, which resulted from the addition of new customers and improvements in average pricing, partially offset by customer attrition. The improvement in average pricing was driven by the addition of new customers at higher rates, largely due to new subscribers generally selecting higher priced services as compared to our existing customers, as well as price escalations on our existing customer base. These factors also were the primary driver for an increase in RMR to $340 million as of September 30, 2018 from $334 million as of September 30, 2017. Gross customer revenue attrition improved to 13.4% as of September 30, 2018 from 13.8% as of September 30, 2017 as a result of lower voluntary disconnects.

Installation and other revenue increased by $133 million. This increase was primarily due to $109 million related to revenue from security equipment sold outright to customers, of which approximately $64 million related to revenue associated with acquisitions. The remaining increase was due to additional amortization of deferred installation revenue during 2018.
Cost of Revenue
Cost of revenue increased by $100 million for the nine months ended September 30, 2018 as compared to 2017. The majority of the increase in cost of revenue was attributable to installation costs associated with a higher volume of sales where security-related equipment is sold outright to customers, including the impact from acquisitions.
Selling, General and Administrative Expenses
Selling, general and administrative expenses remained relatively flat for the nine months ended September 30, 2018 as compared to 2017. Selling, general and administrative expenses for 2018 as compared to 2017 includes an increase of $104 million associated with our equity compensation awards, which were impacted by the completion of our IPO, primarily offset by decreases in (i) financing and consent fees of $64 million associated with fees incurred in 2017 in connection with the dividend paid to our equity holders and Ultimate Parent that primarily included distributions to our Sponsor (“Special Dividend”), amendments and restatements to our first lien credit facilities (“2017 First Lien Credit Facilities Amendments”), and the incremental first lien term loan facility in an aggregate principal amount of $800 million (“2017 Incremental Term B-1 Loan”); (ii) general and administrative expenses of $23 million mostly due to recoveries from legal settlements during the nine months ended September 30, 2018; and (iii) fees of $14 million under a management consulting agreement, which was terminated upon consummation of the IPO.
Depreciation and Intangible Asset Amortization
Depreciation and intangible asset amortization expense increased by $60 million for the nine months ended September 30, 2018 as compared to 2017. This increase was primarily attributable to $76 million associated with the amortization of customer contracts acquired under the ADT Authorized Dealer Program, partially offset by a decrease in amortization expense of $21 million associated with the Protection One trade name, which became fully amortized in June 2018.
Merger, Restructuring, Integration, and Other
Merger, restructuring, integration, and other decreased by $52 million for the nine months ended September 30, 2018 as compared to 2017. This decrease was primarily due to a $16 million decrease in charges related to our restructuring efforts associated with the acquisition of The ADT Security Corporation (previously named The ADT Corporation) (“The ADT Corporation”) in May 2016. In addition, merger, restructuring, integration, and other includes (i) a gain on fair value remeasurement of approximately $11 million on a strategic investment in 2018 and (ii) impairment charges of approximately $18 million on strategic investments in 2017.
Interest Expense, Net
Net interest expense decreased by $52 million for the nine months ended September 30, 2018 as compared to 2017. Net interest expense is primarily comprised of interest expense on our long-term debt. The decrease in interest expense was primarily driven by a reduction in principal associated with the $594 million aggregate principal redemption of the Prime Notes using a portion of the net proceeds from the IPO, as well as the Koch Redemption in July 2018.
Loss on Extinguishment of Debt
For the nine months ended September 30, 2018, loss on extinguishment of debt includes approximately $213 million associated with the redemption of the Koch Preferred Securities on July 2, 2018 primarily related to the payment of the redemption premium and tax reimbursements, as well as the write-off of the unamortized discount and deferred financing costs. Loss on extinguishment of debt for the nine months ended September 30, 2018 also includes approximately $62 million associated with the partial redemption of the Prime Notes in February 2018 primarily related to the payment of the call premium, as well as the write-off of a portion of the unamortized deferred financing costs.
Other Income
For the nine months ended September 30, 2018, other income primarily includes approximately $22 million of licensing fees, as well as a gain of $7.5 million from the sale of equity in a third party that we received as part of a settlement.

Refer to Note 1 “Basis of Presentation and Summary of Significant Accounting Policies” to the condensed consolidated financial statements for further discussion.
For the nine months ended September 30, 2017, other income primarily includes $27 million of foreign currency gains related to the translation of monetary assets and liabilities that are denominated in Canadian dollars due to intercompany loans. During the first quarter of 2018, we designated certain of these intercompany loans to be of a long-term-investment nature and began recognizing the related foreign currency gains and losses in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheet.
Income Tax Benefit
Income tax benefit for the nine months ended September 30, 2018 was $20 million, resulting in an effective tax rate for the period of 4.1%. The effective tax rate reflects the reduced federal income tax rate of 21.0% as a result of Tax Reform, an 11.6% unfavorable impact from permanent non-deductible expenses primarily associated with the Koch Preferred Securities, a 7.3% unfavorable impact from future non-deductible share-based compensation, and a 4.2% unfavorable impact from state legislative changes, offset by a 5.6% favorable impact of tax adjustments related to prior year state returns filed in the first quarter of 2018.
Income tax benefit for the nine months ended September 30, 2017 was $39 million, resulting in an effective tax rate for the period of 11.6%. The effective tax rate primarily reflects the impact of an increase in our unrecognized tax benefits related to income tax positions primarily associated with prior years, including pre-Separation tax years, the impact of legislative changes, an increase in our valuation allowance for certain deferred tax assets, and the impact of permanent non-deductible expenses.
The effective tax rates for the nine months ended September 30, 2018 and 2017 reflect the tax impact of permanent tax adjustments, state tax expense, changes in tax laws, and non-U.S. net earnings. The effective tax rate can vary from period to period due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, recurring factors such as changes in the overall effective state tax rate, as well as fluctuations in pre-tax income or loss. Discrete items and permanent tax adjustments will have a greater impact on the effective tax rate when pre-tax income is lower. Refer to Note 7 “Income Taxes” to the condensed consolidated financial statements for further discussion.
As discussed above, during the nine months ended September 30, 2018, we did not record any significant measurement period adjustments to the provisional amounts related to Tax Reform recorded in the 2017 financial statements.
NON-GAAP MEASURES
To provide investors with additional information in connection with our results as determined by GAAP, we disclose Adjusted EBITDA and Free Cash Flow as non-GAAP measures, which management believes provide useful information to investors. These measures are not financial measures calculated in accordance with GAAP and should not be considered as a substitute for net income, operating income, cash flows, or any other measure calculated in accordance with GAAP, and may not be comparable to similarly titled measures reported by other companies. We use Adjusted EBITDA to measure the operational strength and performance of our business. We use Free Cash Flow as an additional measure of our ability to repay debt, make other investments, and pay dividends.
Adjusted EBITDA
We define Adjusted EBITDA as net income or loss adjusted for (i) interest, (ii) taxes, (iii) depreciation and amortization, including depreciation of subscriber system assets and other fixed assets and amortization of dealer and other intangible assets, (iv) amortization of deferred costs and deferred revenue associated with subscriber acquisitions, (v) share-based compensation expense, (vi) purchase accounting adjustments under GAAP, (vii) merger, restructuring, integration, and other, (viii) financing and consent fees, (ix) foreign currency gains/losses, (x) losses on extinguishment of debt, (xi) radio conversion costs, (xii) management fees and other charges, and (xiii) other non-cash items.
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
There are material limitations to using Adjusted EBITDA. Adjusted EBITDA does not take into account certain significant items, including depreciation and amortization, interest, taxes, and other adjustments which directly affect our net income or loss. These limitations are best addressed by considering the economic effects of the excluded items independently, and by considering Adjusted EBITDA in conjunction with net income as calculated in accordance with GAAP.

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
Adjusted EBITDA
The table below reconciles Adjusted EBITDA to net loss for the periods presented.

	For the Quarters Ended		For the Nine Months Ended
(in thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net loss	$(235,544)	$(62,030)	$(459,686)	$(295,561)
Interest expense, net	152,405	184,369	501,217	553,529
Income tax benefit(1)	(7,701)	(7,128)	(19,840)	(38,922)
Depreciation and intangible asset amortization	474,772	467,929	1,446,768	1,387,245
Merger, restructuring, integration, and other(2)	(6,708)	14,505	1,770	54,170
Financing and consent fees(3)	—	—	—	63,593
Foreign currency (gains)/losses(4)	(622)	(14,116)	1,117	(26,773)
Loss on extinguishment of debt(5)	213,239	—	274,836	4,331
Other non-cash items(6)	414	(3,672)	988	10,122
Radio conversion costs(7)	1,725	3,006	4,751	9,597
Amortization of deferred subscriber acquisition costs(8)	15,724	13,849	42,876	35,457
Amortization of deferred subscriber acquisition revenue(9)	(20,826)	(12,824)	(56,381)	(31,470)
Share-based compensation expense(10)	17,803	3,609	112,905	8,498
Management fees and other charges(11)	5,082	6,956	(11,404)	20,567
Adjusted EBITDA	$609,763	$594,453	$1,839,917	$1,754,383
___________________

(1)	For 2018, reflects the impact of Tax Reform. Refer to Note 7 “Income Taxes” to the condensed consolidated financial statements for further discussion.

(2)
Represents certain direct and incremental costs resulting from acquisitions made by us and certain related restructuring and integration efforts as a result of those acquisitions, as well as fair value remeasurements and impairment charges on our strategic investments.

(3)	For 2017, includes fees incurred in connection with the Special Dividend, 2017 First Lien Credit Facilities Amendments, and the 2017 Incremental Term B-1 Loan.

(4)
Relates to the translation of monetary assets and liabilities that are denominated in Canadian dollars due to intercompany loans. In the first quarter of 2018, we designated certain of these intercompany loans to be of a long-term-investment nature and are recognizing foreign currency losses/(gains) on these loans in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheet.

(5)
For 2018, loss on extinguishment of debt includes (i) $213 million associated with the Koch Redemption in July 2018, which is primarily related to the payment of the redemption premium as well as the write-off of unamortized discount and deferred financing costs and (ii) $62 million associated with the partial paydown of the Prime Notes in February 2018, which is primarily related to the payment of the call premium as well as the write-off of a portion of the unamortized deferred financing costs. For 2017, loss on extinguishment of debt relates to the write-off of a portion of the debt discount and deferred financing costs associated with the amendments and restatements to our First Lien Credit Facilities.

(6)	Represents other non-cash (gains)/losses associated with non-recurring items.

(7)	Represents costs associated with upgrading cellular technology used in many of our security systems.

(8)
Represents non-cash amortization expense associated with certain incremental contract costs that are deferred (referred to as deferred subscriber acquisition costs) including selling expenses (primarily commissions) related to acquiring customers.

(9)
Represents non-cash amortization associated with non-refundable fees that are deferred (referred to as deferred subscriber acquisition revenue) received in connection with the initiation of a monitoring contract.

(10)	Represents compensation expense associated with our equity compensation plans. Refer to Note 10 “Share-based Compensation” to the condensed consolidated financial statements for further discussion.

(11)
In 2018, primarily includes income of approximately $22 million of one-time licensing fees, as well as a gain of $7.5 million from the sale of equity in a third party that we received as part of a settlement during the second quarter of 2018. Refer to Note 1 “Basis of Presentation and

Summary of Significant Accounting Policies” for further discussion. In 2017, primarily represents fees under a management consulting agreement, which was terminated in connection with the consummation of the IPO.
Quarter Ended September 30, 2018 Compared to Quarter Ended September 30, 2017
For the quarter ended September 30, 2018, Adjusted EBITDA increased by $15 million compared to 2017. This increase was primarily due to an increase in revenue from contractual monthly recurring fees for monitoring and other recurring services, as well as higher revenue from transactions in which security equipment is sold outright to customers partially offset by the associated costs.
Refer to the discussions above under “—Results of Operations” for further details.
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
For the nine months ended September 30, 2018, Adjusted EBITDA increased by $86 million compared to 2017. This increase was primarily due to an increase in revenue from contractual monthly recurring fees for monitoring and other recurring services, as well as higher revenue on transactions in which security equipment is sold outright to customers partially offset by the associated costs. The remainder of this increase was attributable to a decrease in general and administrative expenses, excluding share-based compensation expense, radio conversion costs, financing and consent fees, and other non-cash items that are excluded under our definition of Adjusted EBITDA.
Refer to the discussions above under “—Results of Operations” for further details.
Free Cash Flow
The table below reconciles Free Cash Flow to net cash provided by operating activities for the periods presented.

	For the Nine Months Ended
(in thousands)	September 30, 2018	September 30, 2017
Net cash provided by operating activities	$1,405,964	$1,262,340
Dealer generated customer accounts and bulk account purchases	(526,654)	(486,037)
Subscriber system assets	(428,292)	(445,201)
Capital expenditures	(94,151)	(102,671)
Free Cash Flow	$356,867	$228,431
Cash Flows from Operating Activities
Net cash provided by operating activities was $1,406 million and $1,262 million for the nine months ended September 30, 2018 and 2017, respectively.
Refer to the discussion below under “—Liquidity and Capital Resources” for further details.
Cash Outlays Related to Capital Expenditures
For the nine months ended September 30, 2018 and 2017, cash outlays related to capital expenditures includes (i) accounts purchased under the ADT Authorized Dealer Program and bulk account purchases of $527 million and $486 million, respectively, (ii) subscriber system asset additions of $428 million and $445 million, respectively, and (iii) capital expenditures of $94 million and $103 million, respectively.
Refer to the discussions below under “—Liquidity and Capital Resources” for further details.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
We expect our ongoing sources of liquidity to include cash generated from operations, as well as borrowings under our revolving credit facility and the issuance of equity and/or debt securities as appropriate given market conditions. Our future cash needs are expected to include cash for operating activities, working capital, capital expenditures, strategic investments, periodic principal and interest payments on our debt, and potential dividend payments to our stockholders. We may, from time to time, seek to retire or purchase our outstanding securities through cash purchases in the open market or through privately negotiated transactions or through a 10b5-1 repurchase plan or otherwise, and any such transactions may involve material amounts. We belie ve our cash position, borrowing capacity available under our revolving credit facility, and cash provided by operating activities are, and will continue to be, adequate to meet our operational and business needs in the next twelve months as well as our long-term liquidity needs.
We are a highly leveraged company with significant debt service requirements. As of September 30, 2018, we had $257 million in cash and cash equivalents and $350 million available under our revolving credit facility. The carrying value of total debt outstanding, including capital lease obligations, was $9,568 million as of September 30, 2018.
Initial Public Offering
In January 2018, in connection with the consummation of our IPO, we received net proceeds of $1,406 million, after deducting underwriting discounts, commissions, and offering expenses, from the sale of our shares in the IPO. In February 2018, we used approximately $649 million of the net proceeds from the IPO to voluntarily redeem $594 million aggregate principal amount of the Prime Notes and pay the related call premium. In accordance with definitive documents governing the Koch Preferred Securities, following the consummation of the IPO, we were required to maintain cash in the Segregated Account in an amount equal to at least $750 million until the Koch Preferred Securities were redeemed in full. As discussed below, we redeemed the Koch Preferred Securities in full on July 2, 2018 (“Koch Redemption”) using the funds in the Segregated Account as well as cash on hand immediately prior to redemption. The Koch Redemption resulted in a material impact to our condensed consolidated financial statements. Refer to the notes to the condensed consolidated financial statements for further discussion.
Long-Term Debt
Amendment and Restatement of First Lien Credit Agreement
On March 16, 2018, we entered into an Incremental Assumption and Amendment Agreement No.6 (“2018 First Lien Credit Agreement Amendment”), which further amended and restated the First Lien Credit Agreement (the First Lien Credit Agreement, as amended, restated, supplemented, or otherwise waived prior to the effective date of the 2018 First Lien Credit Agreement Amendment (“Existing Credit Agreement”) and, as amended by the 2018 First Lien Credit Agreement Amendment (“Amended and Restated Credit Agreement”)).
Prior to the effectiveness of the 2018 First Lien Credit Agreement Amendment, the Existing Credit Agreement included a revolving credit facility of $255 million maturing on May 2, 2021, and a revolving credit facility of $95 million maturing on July 1, 2020. In connection with the 2018 First Lien Credit Agreement Amendment, the existing revolving credit facilities were replaced with a first lien revolving credit facility with an aggregate commitment of up to $350 million maturing on March 16, 2023, subject to the repayment, extension, or refinancing with longer maturity debt of certain of our other indebtedness (“2023 Revolving Credit Facility”). Borrowings under the 2023 Revolving Credit Facility will bear interest at a rate equal to, at our option, either (a) a London Interbank Offered Rate (“LIBOR”) determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50% per annum, (ii) the prime rate of Barclays Bank PLC, and (iii) one-month adjusted LIBOR plus 1.00% per annum, in each case, plus the applicable margin of 2.75% for LIBOR loans and 1.75% for base rate loans. The applicable margin for borrowings under the 2023 Revolving Credit Facility is subject to one step-down based on a certain specified net first lien leverage ratio.
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
As of September 30, 2018, we had no borrowings outstanding under the 2023 Revolving Credit Facility, leaving a total borrowing capacity of $350 million.

Prime Notes
On February 21, 2018, we used approximately $649 million of the net proceeds from the IPO to voluntarily redeem $594 million aggregate principal amount of the Prime Notes and pay the related call premium. We recognized a loss on extinguishment of debt of approximately $62 million related to the call premium and the write-off of a portion of the unamortized deferred financing costs. The aggregate principal amount of Prime Notes outstanding after the repayment was $2,546 million.
Koch Preferred Securities
The dividend obligation associated with the Koch Preferred Securities is reflected in interest expense, net in the Condensed Consolidated Statements of Operations. Beginning in the third quarter of 2017, in lieu of declaring and paying the dividend obligation on the Koch Preferred Securities, we elected to increase the accumulated stated value of such securities, which increased the reported balance of mandatorily redeemable preferred securities on the Condensed Consolidated Balance Sheet. Prior to the Koch Redemption, the reported balance of mandatorily redeemable preferred securities on the Condensed Consolidated Balance Sheet included approximately $96 million associated with the dividend obligation on the Koch Preferred Securities, of which approximately $51 million related to the dividend obligation on the Koch Preferred Securities for the nine months ended September 30, 2018. For the quarter and nine months ended September 30, 2017, the dividend obligation on the Koch Preferred Securities was $22 million and $63 million, respectively.
In May 2018, we entered into a written consent with the Koch Investor (“May 2018 Consent”), whereby we agreed to redeem all of the outstanding Koch Preferred Securities on July 2, 2018. On July 2, 2018, we redeemed the original stated value of $750 million of the Koch Preferred Securities for total consideration of approximately $949 million using the funds in the Segregated Account, as well as cash on hand immediately prior to the Koch Redemption. The total consideration paid includes approximately $103 million related to the redemption premium and tax reimbursements, as well as $96 million related to the accumulated dividend obligation on the Koch Preferred Securities. During the quarter and nine months ended September 30, 2018, we recognized a loss on extinguishment of debt of $213 million associated with the payment of the redemption premium, including tax reimbursements, and the write-off of unamortized discount and deferred financing costs, which is included in the Condensed Consolidated Statements of Operations.
Prior to the Koch Redemption, the certificate of designation of the Koch Preferred Securities restricted us from paying dividends on our common stock. However, the Koch Investor consented in January 2018 to a one-time distribution on or before June 30, 2018, not to exceed $50 million, which we used to declare a dividend on our common stock on March 15, 2018. Further, in the May 2018 Consent, the Koch Investor consented to an additional one-time distribution in an aggregate amount not to exceed $27 million, which we used to declare a dividend on our common stock on May 9, 2018.
Debt Covenants
As of September 30, 2018, we were in compliance with all financial covenant and other maintenance tests for all our debt obligations.
Refer to Note 5 “Debt” to the condensed consolidated financial statements for further discussion.
Dividends
During the nine months ended September 30, 2018, our board of directors declared the following cash dividends on our common stock:

Declared Date	Dividend per Share	Record Date	Payment Date
March 15, 2018	$0.035	March 26, 2018	April 5, 2018
May 9, 2018	$0.035	June 25, 2018	July 10, 2018
August 8, 2018	$0.035	September 18, 2018	October 2, 2018
On November 7, 2018, our board of directors declared a cash dividend of $0.035 per share to common stockholders of record as of December 14, 2018. This dividend will be paid on January 4, 2019.

Cash Flow Analysis
The following table is a summary of our cash flow activity for the periods presented:

	For the Nine Months Ended
(in thousands)	September 30, 2018	September 30, 2017
Net cash provided by operating activities	$1,405,964	$1,262,340
Net cash used in investing activities	$(1,084,020)	$(1,049,170)
Net cash used in financing activities	$(187,483)	$(129,586)
Cash Flows from Operating Activities
For the nine months ended September 30, 2018 and 2017, net cash provided by operating activities was $1,406 million and $1,262 million, respectively. The increase in net cash provided by operating activities resulted from (i) an increase in revenue from contractual monthly recurring fees for monitoring and other recurring services, (ii) an increase in revenue from transactions in which security equipment is sold outright to customers partially offset by the associated costs, (iii) a decrease in cash paid of $64 million for fees associated with the Special Dividend, 2017 First Lien Credit Facilities Amendments, and the 2017 Incremental Term B-1 Loan, and (vi) a decrease in cash interest paid of $9 million on our long-term debt. These increases in cash flows from operating activities were partially offset by an increase in cash paid of $55 million associated with the dividend obligation on the Koch Preferred Securities. The increase in payments associated with the dividend obligation on the Koch Preferred Securities is due to a payment of $96 million in 2018 as part of the Koch Redemption as compared to $41 million in 2017. The remainder of the change in cash flows from operating activities relates to changes in assets and liabilities due to timing of other operating cash receipts and payments with respect to when the transactions are reflected in earnings.
Refer to the discussions above under “—Results of Operations” for further details.
Cash Flows from Investing Activities
We make certain investments in our business that are intended to grow our customer base, enhance the overall customer experience, improve the productivity of our field workforce, and support greater efficiency of our back-office systems and our customer care centers. For the nine months ended September 30, 2018 and 2017, our investing activities consisted of accounts purchased under the ADT Authorized Dealer Program and bulk account purchases of $527 million and $486 million, respectively, subscriber system asset additions of $428 million and $445 million, respectively, and capital expenditures of $94 million and $103 million, respectively. The increase in cash paid for dealer generated customer accounts was primarily driven by an increase in the volume of accounts purchased through the ADT Authorized Dealer Program. The decrease in subscriber system asset additions primarily resulted from the decrease in customer volume.
Furthermore, during the nine months ended September 30, 2018, we paid $48 million for business acquisitions, net of cash acquired, and received $14 million primarily related to proceeds received from the sale of an investment. During the nine months ended September 30, 2017, we paid $32 million for business acquisitions, net of cash acquired, and received $17 million primarily related to proceeds received from the sale of an investment.
Cash Flows from Financing Activities
For the nine months ended September 30, 2018, net cash used in financing activities primarily consisted of (i) payments related to the redemption of the Koch Preferred Securities of $853 million, (ii) the repayment of long-term borrowings of $686 million primarily associated with the partial paydown of the Prime Notes, and (iii) dividend payments on our common stock of $53 million. These payments were partially offset by net proceeds from the IPO of $1,406 million, after deducting related fees.
For the nine months ended September 30, 2017, net cash used in financing activities primarily consisted of net proceeds from long-term borrowings of $631 million primarily associated with the 2017 First Lien Credit Facilities Amendments and the 2017 First Incremental Term B-1 Loan, as well as dividend payments of $750 million related to the Special Dividend.
COMMITMENTS AND CONTRACTUAL OBLIGATIONS
In our 2017 Annual Report, we disclosed our commitments and contractual obligations. There have been no other material changes to these commitments and contractual obligations outside the ordinary course of business except as noted below.

In February 2018, we used approximately $649 million of the net proceeds from the IPO to voluntarily redeem $594 million aggregate principal amount of the Prime Notes and pay the related call premium. Refer to Note 5 “Debt” to the condensed consolidated financial statements for further discussion.
In July 2018, we redeemed in full the original stated value of $750 million of the Koch Preferred Securities for total consideration of approximately $949 million, including the redemption premium and tax reimbursements, as well as the accumulated dividend obligation on the Koch Preferred Securities. Refer to Note 6 “Mandatorily Redeemable Preferred Securities” to the condensed consolidated financial statements for further discussion.
OFF-BALANCE SHEET ARRANGEMENTS
There were no material off-balance sheet arrangements as of September 30, 2018.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. We identified in our 2017 Annual Report accounting policies that are based on, among other things, estimates and judgments made by management that include inherent risks and uncertainties.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
For quantitative and qualitative disclosures about market risk, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our 2017 Annual Report. Other than as set forth below, our exposures to market risk have not changed materially since December 31, 2017.
We hold interest rate swap contracts with the objective of managing exposure to variability in interest rates on our debt. As of September 30, 2018, we held interest rate swap contracts with an aggregate notional amount of $3.5 billion, which consist of $1.5 billion and $1.0 billion entered into in June 2018 and August 2018, respectively, both maturing in April 2022, as well as $1.0 billion entered into in 2017 maturing in April 2020. Refer to Note 9 “Derivative Financial Instruments” to the condensed consolidated financial statements for further discussion.

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) as of the end of the period covered by this Quarterly Report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2018, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2018, that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
See Note 8 “Commitments and Contingencies” to the condensed consolidated financial statements under the heading “Legal Proceedings” included in this Quarterly Report on Form 10-Q for legal proceedings and related matters.
ITEM 1A. RISK FACTORS.
Our significant business risks are described in Part I, Item 1A. in our 2017 Annual Report, as filed with the SEC on March 15, 2018. You should be aware that these risk factors and other information may not describe every risk facing the Company. Other than as set forth below, there have been no material changes to our risk factors from those previously disclosed in our 2017 Annual Report.
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
Five substantially similar shareholder class action lawsuits related to the January 2018 IPO of ADT Inc. common stock were filed in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida in March, April, and May 2018. The actions are entitled Goldstrand Investments Inc. v. ADT Inc., Krebsbach v. ADT Inc., Katz v. ADT Inc., Sweet v. ADT Inc., and Lowinger v. ADT Inc. These cases have been consolidated for discovery and trial and are now entitled In re ADT Inc. Shareholder Litigation. The Lead Plaintiffs seek to represent a class of similarly situated shareholders and assert claims for alleged violations of the Securities Act of 1933, as amended (“Securities Act”). Plaintiffs allege that the ADT Inc. defendants violated the Securities Act because the registration statement and prospectus used to effectuate the IPO were false and misleading in that they allegedly misled investors with respect to litigation involving ADT Inc., ADT Inc.’s efforts to protect its intellectual property, and the competitive pressures faced by ADT Inc. Defendants moved to dismiss the consolidated complaint on October 23, 2018. Briefing on the motion is in progress. A similar shareholder class action lawsuit also related to the January 2018 IPO was filed in the United States District Court for the Southern District of Florida in May 2018. The action is entitled Perdomo v. ADT Inc. In September and October 2018, four substantially similar shareholder derivative complaints were also filed against various ADT Inc. officers, directors and controlling shareholders in the United States District Court for the Southern District of Florida. The actions are entitled, Velasco v. Whall; Myung v. Whall; Scheel v. Whall; and Bradel v. Whall. Plaintiffs allege breaches of fiduciary duties as directors, officers, and/or controlling shareholders of ADT Inc., unjust enrichment and violations of the federal securities laws for alleged misrepresentations regarding competitive pressures in the marketplace, litigation involving ADT Inc. intellectual property, and certain financial and operational metrics. On November 1, 2018, the Velasco action was transferred to the judge presiding over the earlier filed Perdomo action. These lawsuits may be lengthy, and may result in substantial costs and a diversion of management’s attention and resources. We can make no assurances that the outcome of such litigation will be favorable.
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
In August 2017, Jabra Shuheiber filed civil litigation in Marin County Superior Court on behalf of himself and two other individuals asserting wage and hour violations against the Company. Mr. Shuheiber was the owner/operator of a sub-contractor, Maximum Protection, Inc., which employed the other two plaintiffs in the litigation. ADT Inc. has received an amended complaint in the Shuheiber matter to modify the plaintiffs’ wage and hour claims against ADT Inc. such that they were brought on a class basis, partly in response to the Dynamex decision. The amended complaint has not yet been served on ADT Inc.
Adverse determinations regarding the independent contractor status of any of our subcontractors could, among other things, entitle such individuals to the reimbursement of certain expenses and to the benefit of wage-and-hour laws, and could result in ADT Inc. being liable for employment and withholding tax and benefits for such individuals. Any such adverse determination could result in a material reduction of the number of subcontractors we can use for our business or significantly increase our costs to serve our customers, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
New tariffs and other trade restrictions imposed on imports from China or other countries where our end-user equipment is manufactured, or any counter-measures taken in response, may harm our business and results of operations.
New tariffs imposed on imports from China, where certain components included in our end-user equipment are manufactured, and any counter-measures taken in response to such new tariffs, may harm our business and results of operations. In September 2018, the United States federal government imposed new tariffs of 10% on certain alarm equipment components manufactured in China, and new tariffs of 25% on other categories of electronic equipment manufactured in China that we install in our customers’ premises, such as batteries and thermostats. The United States federal government has announced that the 10% tariff on certain alarm and other electronic equipment will increase to 25% in January 2019. These new tariffs may result in our costs for such equipment increasing as a result of some or all of such new tariffs being passed on to us by the sellers of such equipment. If any or all of the costs of these tariffs are passed on to us by the sellers of our end-user equipment, we may be required to raise our prices, which could result in the loss of customers and harm our business and results of operations. Alternatively, we may seek to find new sources of end-user products, which may result in higher costs and disruption to our business. In addition, the United States federal government recently passed the National Defense Authorization Act, which imposes a ban on the use of certain surveillance, telecommunications and other equipment manufactured by certain of our suppliers based in China, to help protect critical infrastructure and other sites deemed to be sensitive for national security purposes in the United States. This federal government ban is scheduled to be implemented in August 2019 and may require us to find new sources of end-user products, which may result in higher costs and disruption to our business. The United States federal government has also indicated that it may seek further modifications to trade agreements with China and other countries beyond the proposed tariff on electronics from China. In addition to the current tariffs and proposed higher tariffs on our end-user equipment manufactured in China, it is possible further tariffs will be imposed on imports of equipment that we install in end-user premises, or that our business will be impacted by retaliatory trade measures taken by China or other countries, causing us to raise our prices or make changes to our business, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Recent Sales of Unregistered Securities
Set forth below is information regarding securities sold or granted by us during the nine months ended September 30, 2018 that were not registered under the Securities Act. Also included is the consideration, if any, received by us for such securities and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed for such sales and grants. Such information is rounded to the nearest whole number, except per share data.
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
Use of Proceeds from Registered Securities
In January 2018, we consummated an initial public offering of 105,000,000 shares of our common stock at a price of $14.00 per share pursuant to a Registration Statement on Form S-1 (Registration No. 333-222233), which was declared effective by the SEC on January 18, 2018. We received gross proceeds from our IPO of approximately $1,470 million, or $1,406 million after reflecting underwriting discounts and commissions of approximately $55 million, as well as offering expenses. In February 2018, we used approximately $649 million of the net proceeds from the IPO to voluntarily redeem $594 million aggregate principal amount of the Prime Notes and pay the related call premium. In addition, upon consummation of the IPO, we deposited $750 million of the net proceeds into the Segregated Account. In July 2018, we used the funds in the Segregated Account, along with cash on hand, to redeem in full the original stated value of $750 million of the Koch Preferred Securities for total consideration of approximately $949 million, including the redemption premium and tax reimbursements, as well as the accumulated dividend obligation on the Koch Preferred Securities. The remaining proceeds from the IPO were used for general corporate purposes.
Issuer Purchases of Equity Securities
We do not currently have a repurchase plan or program for our equity securities. However, we repurchased 4,203 equity securities in January 2018 from two former employees at our January 2018 initial public offering price of $14.00 per share. As described by the following information, there were no stock repurchases during the quarter ended September 30, 2018.

Period	Total Number of Shares Purchased	Average Price Paid Per Share
July 1, 2018 - July 31, 2018	—	$—
August 1, 2018 - August 31, 2018	—	$—
September 1, 2018 - September 30, 2018	—	$—
Total	—	$—
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
None.

ITEM 5. OTHER INFORMATION.
None.
ITEM 6. EXHIBITS.
See Exhibit Index attached hereto, which is incorporated herein by reference.
Exhibits Index
The information required by this Item is set forth on the exhibit index.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
10.1	Incremental Assumption and Amendment Agreement No. 6, dated as of March 16, 2018, by and among Prime Security Services Borrower, LLC, Prime Security Services Holdings, LLC, the lenders party thereto, Barclays Bank PLC and the other parties party thereto	8-K	10.1	03/19/2018
10.2	Written Consent of Preferred Majority Holder, dated January 23, 2018	10-Q	10.2	05/09/2018
10.3	Agreement and Consent, dated May 8, 2018, by and among Koch SV Investments, LLC and ADT Inc.	10-Q	10.3	05/09/2018
10.4	ADT Inc. 2018 Omnibus Incentive Plan	S-1/A	10.32	01/08/2018
10.5	Form of Restricted Stock Unit Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan	S-1/A	10.33	01/08/2018
10.6	Form of Non-Qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan	S-1/A	10.34	01/08/2018
10.7	Form of Non-Qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan (Class B Unit Redemption)	S-1/A	10.35	01/08/2018
10.8	Form of Common Stock Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan	S-1/A	10.36	01/08/2018
10.9	ADT Inc. 2018 Omnibus Incentive Plan Restricted Stock Unit Non-Employee Director Award Agreement	10-Q	10.9	08/09/2018
10.10	Amendment to the Registration Rights Agreement between ADT Inc. and Prime Security Services TopCo Parent, L.P.	10-Q	10.10	08/09/2018
10.11*	Timothy J. Whall’s Retirement Agreement
10.12*	Second Amended & Restated Employment Agreement with James D. DeVries
31.1*	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
31.2*	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
32.1*	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	XBRL Instant Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
_________________________
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADT Inc.

Date:	November 8, 2018	By:	/s/ Jeffrey Likosar
		Name:	Jeffrey Likosar
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)