Form 10-K
period 2018-12-31
ADT Inc.
filed 2019-03-11
CIK 1703056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2018
Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________

Commission File Number: 001-38352
ADT Inc.
(Exact name of registrant as specified in its charter)

Delaware	47-4116383
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1501 Yamato Road, Boca Raton, Florida, 33431
(561) 322-7235
(Address of principal executive offices, including zip code, Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒   No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐   No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common equity held by non-affiliates of the registrant as of June 30, 2018 was $909,112,275 and was computed by reference to the closing price for such stock on the New York Stock Exchange on such date and excludes unvested shares of common stock.
The number of outstanding shares of the registrant’s common stock, $0.01 par value, was 756,606,375 (excluding 10,249,799 unvested shares of common stock) as of March 5, 2019.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2019 Annual and Special Meeting of Shareholders, which is to be filed no later than 120 days after December 31, 2018, are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS

		Page

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS		1

Part I
ITEM 1.	BUSINESS	2
ITEM 1A.	RISK FACTORS	9
ITEM 1B.	UNRESOLVED STAFF COMMENTS	35
ITEM 2.	PROPERTIES	35
ITEM 3.	LEGAL PROCEEDINGS	35
ITEM 4.	MINE SAFETY DISCLOSURES	35

Part II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES	36
ITEM 6.	SELECTED FINANCIAL DATA	38
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS; AND SUPPLEMENTAL MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	39
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	65
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	66
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	66
ITEM 9A.	CONTROLS AND PROCEDURES	66
ITEM 9B.	OTHER INFORMATION	67

Part III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	68
ITEM 11.	EXECUTIVE COMPENSATION	70
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	70
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	70
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	70

Part IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	71
ITEM 16.	FORM 10-K SUMMARY	75
SIGNATURES		76

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This annual report (“Annual Report”) contains certain information that may constitute “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that all statements contained in this report that are not clearly historical in nature, including statements regarding anticipated financial performance, management’s plans and objectives for future operations, business prospects, market conditions, and other matters are forward-looking. Forward-looking statements are contained principally in the sections of this report entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Without limiting the generality of the preceding sentence, any time we use the words “expects,” “intends,” “will,” “anticipates,” “believes,” “confident,” “continue,” “propose,” “seeks,” “could,” “may,” “should,” “estimates,” “forecasts,” “might,” “goals,” “objectives,” “targets,” “planned,” “projects,” and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. For ADT, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include, without limitation:

•	our ability to maintain and grow our existing customer base;

•	our ability to integrate the businesses of ADT, Protection 1, Red Hawk and other companies we have acquired in an efficient and cost-effective manner;

•	the amount and timing of our cash flows and earnings, which may be impacted by customer, competitive, supplier and other dynamics and conditions;

•	our ability to maintain or improve margins through business efficiencies;

•	our ability to successfully upgrade obsolete equipment, such as 3G and CDMA communications equipment installed at our customers’ premises, in an efficient and cost-effective manner;

•	our ability to launch new product and service offerings that achieve market acceptance with acceptable margins;

•
changes in law, economic and financial conditions, including tax law changes, changes to privacy requirements, changes to telemarketing, email marketing and similar consumer protection laws, interest and exchange rate volatility, and trade tariffs applicable to the products we sell;

•	the impact of potential information technology, cybersecurity or data security breaches;

•	the other factors that are described in this report under the heading “Risk Factors.”
Forward-looking information involves risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such statements, including without limitation, the risks and uncertainties disclosed in Item 1A of this report under the heading “Risk Factors.” Therefore, caution should be taken not to place undue reliance on any such forward-looking statements. Much of the information in this report that looks toward future performance of our Company is based on various factors and important assumptions about future events that may or may not actually occur. As a result, our operations and financial results in the future could differ materially and substantially from those we have discussed in the forward-looking statements included in the Annual Report. We assume no obligation (and specifically disclaim any such obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.
Definitions
Unless otherwise indicated or the context otherwise requires, references in the Annual Report to (i) “we,” “our,” “us,” “ADT,” “ADT Inc.,” and the “Company” refer to ADT Inc., a Delaware corporation (formerly named Prime Security Services Parent, Inc.) and each of its consolidated subsidiaries, (ii) “The ADT Corporation” refers to The ADT Security Corporation (formerly named The ADT Corporation) and each of its consolidated subsidiaries prior to the consummation of the ADT Acquisition described below under “Item 1. Business—Our Formation,” (iii) “ASG” refers to ASG Intermediate Holding Corp. and each of its consolidated subsidiaries prior to the consummation of the ASG Acquisition described below under “Item 1. Business— Our Formation,” (iv) “Protection One” refers to Protection One, Inc. and each of its consolidated subsidiaries prior to the consummation of the Protection One Acquisition described below under “Item 1. Business— Our Formation,” (v) “Holdings” refers to Prime Security Services Holdings, LLC, (vi) “Prime Borrower” refers to Prime Security Services Borrower, LLC, (vii) “Ultimate Parent” refers to Prime Security Services TopCo Parent, LP, our direct parent company, (viii) “Parent GP” refers to Prime Security Services TopCo Parent GP, LLC, the general partner of Ultimate Parent, which is controlled by affiliates of our Sponsor (as defined below), and (ix) our “Sponsor” refers to certain investment funds directly or indirectly managed by Apollo Global Management, LLC, its subsidiaries, and its affiliates (“Apollo”).

PART I
ITEM 1. BUSINESS.
Our Company
We are a leading provider of monitored security and interactive home and business automation solutions in the United States (or “U.S.”) and Canada. Our mission is to help our customers protect and connect to what matters most—their families, homes, and businesses. The ADT brand is synonymous with security and, as the most recognized and trusted brand in the industry, is a key driver of our success. We currently serve approximately 7.2 million customers, excluding contracts monitored but not owned, making us one of the largest companies of our kind in the U.S. and Canada. We are also one of the largest full-service companies with a national footprint providing both residential and commercial monitored security. We deliver an integrated customer experience by maintaining one of the industry’s largest sales, installation, and service field forces, as well as a 24/7 professional monitoring network, all supported by approximately 19,000 employees. We handle approximately 15 million alarms annually. We provide support from approximately 240 sales and service locations and through our 12 monitoring centers listed by Underwriters Laboratories (“U.L.”) in the U.S. and Canada.
Our Formation
On July 1, 2015, we consummated two acquisitions that were instrumental in the formation of our company. First, we acquired Protection One (“Protection One Acquisition”). Second, on July 1, 2015, we acquired ASG (“ASG Acquisition” and collectively with the Protection One Acquisition, referred to as the “Formation Transactions”). Prior to the Formation Transactions, ADT Inc. was a holding company with no assets or liabilities. Protection One is the predecessor of ADT Inc. for accounting purposes.
On May 2, 2016, we acquired The ADT Corporation (“ADT Acquisition”). The ADT Acquisition significantly increased our market share in the security industry making us one of the largest monitored security companies in the U.S. and Canada.
All of the aforementioned acquisitions were funded by a combination of equity invested by certain investment funds directly or indirectly affiliated with or managed by our Sponsor and new and/or assumed borrowings. In addition, concurrently with the consummation of the ADT Acquisition, ADT Inc. issued 750,000 shares of Series A preferred securities (“Koch Preferred Securities”) and Ultimate Parent issued 7,620,730 detachable warrants for the purchase of Class A-1 Units in Ultimate Parent to an affiliate of Koch Industries, Inc. (“Koch Investor”) for an aggregate amount in cash of $750 million.
On January 23, 2018, we consummated an initial public offering of 105,000,000 shares of our common stock at an initial public offering price of $14.00 per share pursuant to a Registration Statement on Form S-1 (Registration No. 333-222233), which was declared effective by the U.S. Securities and Exchange Commission (“SEC”) on January 18, 2018 (“IPO” or the “Initial Offering”). The aggregate gross proceeds from the IPO were approximately $1,406 million, after deducting underwriting discounts, commissions, and offering expenses. In February 2018, we used approximately $649 million of the proceeds to redeem $594 million aggregate principal amount of the 9.250% Second-Priority Senior Secured Notes due 2023 (“Prime Notes”) and to pay the related call premium. On July 2, 2018, we used approximately $949 million of proceeds from the IPO and cash on hand to redeem in full the original stated value of $750 million of the Koch Preferred Securities and pay approximately $103 million related to the redemption premium and tax reimbursements, as well as $96 million related to the accumulated dividend obligation on the Koch Preferred Securities (“Koch Redemption”). The remaining proceeds from the IPO were used to pay IPO related fees and expenses and for general corporate purposes. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for further discussion.
As of December 31, 2018, our Sponsor owned approximately 84.7% of our outstanding common stock, which excludes unvested common shares.
Information about Segment and Geographic Revenue
We report financial and operating information in one segment. Our operating segment is also our reportable segment. For the results of our operations outside of the U.S., which consist of our operations in Canada, refer to Note 15 “Geographic Data” in the Notes to Consolidated Financial Statements in Item 15 for further discussion.

Brands and Services
ADT is among the most respected, trusted, and well-known brands in the monitored security industry, and we operate a number of other industry leading brands under our portfolio. The strength of our brands is built upon a long-standing record of providing high-quality and reliable monitored security services and commitment to superior customer care and service expertise. In addition, we offer interactive technologies that add automation capabilities to our traditional monitored security systems. We also seek opportunities that allow us to leverage our brand names as well as focus on security and trust among our customer base to expand our service offerings to help our customers protect and connect to what matters most. Due to the importance that customers place on reputation and trust when purchasing monitored security, we believe the strength of our brands is a key competitive advantage and contributor to our success.
Our monitored security and automation offerings involve the installation and monitoring of security and premises automation systems designed to detect intrusion; control access; sense movement, smoke, fire, carbon monoxide, flooding, temperature, and other environmental conditions and hazards; and address personal emergencies such as injuries, medical emergencies, or incapacitation. Upon the occurrence of certain initiating events, our monitored security systems send event-specific signals to our monitoring centers. Our monitoring center personnel respond to alarms by relaying appropriate information to local police or fire departments and notifying the customer or others on the customer’s emergency contact list according to the type of service contract and customer preference. Additional action may be taken by our monitoring center personnel as needed depending on the specific situation and customer preferences. The breadth of our solutions allows us to meet a wide variety of customer needs.
Additionally, using our interactive technologies, our customers can remotely monitor and manage their residential and commercial environments by adding automation capabilities to our monitored security systems. This is accomplished in a way that maintains the separate network integrity and redundancy of a customer’s security signals. Depending on the service plan purchased and the type and level of product installation, customers are able to remotely access information regarding the security of their residential or commercial environment, arm and disarm their security system, adjust lighting or thermostat levels, or view real-time video from cameras covering different areas of their premises from web-enabled devices (such as smart phones, laptops, and tablet computers) and a customized web portal. Additionally, our interactive automation solutions enable customers to create customized schedules or automation for managing lights, thermostats, appliances, and garage doors. The system can also be programmed to perform additional functions such as recording and viewing live video and sending text messages based on triggering events.
As part of our innovative and dynamic growth markets, our goal is to extend the concept of security from the physical home or business to cybersecurity and personal on-the-go security and safety. Customers’ increasingly mobile and active lifestyles have created new opportunities for us in the fast-growing market for self-monitored and do-it-yourself (“DIY”) products and services. Our technology also allows us to service our customers via various connected and wearable devices whether they are at home or on-the-go.
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
Reasons for purchasing monitored security and automation systems vary for our commercial customers. Most commercial customers require a basic security system for insurance purposes. However, as internet protocol (“IP”) video solutions have become more affordable and interactive, businesses view these solutions for applications beyond just security and leverage them for operational purposes as well, including employee safety, theft prevention, and inventory management. In addition, certain commercial premises are required to install and maintain fire alarm and, in some cases, fire suppression systems to meet the requirements under applicable building codes and insurance policies.
Some of our customers use traditional land-line telephone service as the primary communication method for alarm signals from their sites. As the use of land-line telephone service has decreased, the ability to provide alternative communication methods from a customer’s security control panel to our central monitoring centers has become increasingly important. We currently offer, and recommend, a variety of alternative primary and back-up alarm transmission methods, including cellular and broadband Internet.
Additionally, we offer personal emergency response system products and services, which are supported by our monitoring centers and leverage our security monitoring infrastructure to provide customers with solutions helping to sustain independent living and encourage better self-care activities.
In addition to monitoring services, we provide our residential and commercial customers with other services such as routine maintenance and the installation of upgraded or additional equipment. A majority of our customer base is enrolled in a service plan, which provides additional value to the customer and generates incremental recurring monthly revenue. Our customers typically contract for both monitoring and maintenance services at the time of initial equipment installation. In certain markets, we also sell, install, integrate, maintain, and inspect commercial building safety and management technologies including fire detection, fire suppression, video surveillance, and access control systems for both new and existing commercial premises.
Our monitoring and maintenance services provided to our customers are generally governed by multi-year contracts with automatic renewal provisions providing us with recurring monthly revenue. Under our typical customer contract, the customer pays an upfront fee and is then obligated to make monthly payments for the remainder of the initial contract term. In the residential market, the standard contract term is three years (two years in California), with automatic renewals for successive 30-day periods, unless canceled by either party. In the commercial market, the standard contract term is typically five years with various automatic renewals with terms ranging from 30-day periods to one year. If a customer cancels or is otherwise in default under the contract prior to the end of the initial contract term, we have the right under the contract to receive a termination payment from the customer in an amount equal to a designated percentage of all remaining monthly payments. Monitoring services are generally billed monthly or quarterly in advance. More than 70% of our residential customers pay us through automated payment methods, with new residential customers generally opting for these payment methods. We periodically adjust the standard monthly monitoring rate charged to new and existing customers.
Our Markets
We operate in the following three markets: Residential, Commercial, and Growth Markets.

•
Residential: Our residential market primarily consists of owners of single-family homes who have purchased monitored security and automation services as a result of having moved to a new residence, in response to changes in the perceived threat of crime or life safety concerns in their neighborhood, or in conjunction with other significant life events, such as the birth of a child.

•
Commercial: Our commercial market ranges from smaller businesses to large single-site commercial facilities, as well as multi-site national companies. The market is characterized by higher penetration rates, driven in part by fire and building codes and insurance requirements, and by a higher degree of complexity with respect to system installations.

•
Growth Markets: Our growth markets, which include new customer types and new offerings, present opportunities for us to leverage our brand names, our core focus on security, and our high degree of trust among our customer base to pursue complementary markets such as smart home technologies, network and cybersecurity, and personal on-the-go security and safety. We also leverage our security monitoring infrastructure to provide customers with solutions that help sustain independent living and encourage better self-care activities.

Customers and Marketing
We serve approximately 7.2 million customers, excluding contracts monitored but not owned, throughout the U.S. and Canada. Our residential customers are typically owners of single-family homes. Our commercial customers include retail businesses, food and beverage service providers, medical offices, financial institutions, and professional service providers, among others, and can range from smaller businesses to large single-site commercial facilities, as well as multi-site national companies. We manage our existing customer base to maximize customer lifetime value, which includes continually evaluating our product offerings, pricing, and service strategies; managing our costs to provide service to customers; upgrading existing customers to our interactive services, IP video solutions for businesses, or other upgraded solutions; and achieving long customer tenure. Our ability to increase our average selling prices for individual customers is dependent on a number of factors including the quality of our service as well as our continued introduction of additional features and services that increase the value of our offerings to customers and the competitive environment in which we operate.
To support the growth of our customer base and to improve awareness of our brands, we market our monitored security and automation systems and services through national television, radio, and direct mail advertisements, as well as through Internet advertising, including national search engine marketing, email, online video, local search, and social media. We continually work to optimize our marketing spend through a lead modeling process, whereby we dynamically allocate our marketing spend based on lead flow and measured marketing channel effectiveness. In addition to traditional and digital marketing, we have several affinity partnerships with organizations that promote our services to their customer bases.
We continually consider and evaluate new customer lead generation methods and channels to increase our customer base and drive greater market penetration without sacrificing customer quality. We also explore opportunities to expand our market presence by providing branded solutions through various third parties, including insurance companies, financial institutions, retailers, public utilities, and software service providers.

Sales and Distribution Channels
We utilize a complementary mix of direct and indirect distribution channels. Our direct channel customers are generated by our direct response marketing efforts and supported by our internal sales force, including our national call center and in-market field teams. Our indirect channel customers are generated mainly through our ADT Authorized Dealer Program (as defined below), and to a smaller extent, through agreements with leading homebuilders and related partners. As opportunities arise, we may also engage in selective bulk account purchases, which typically involve the purchase of a set of customer accounts from other security service providers.
New customers for monitored security and automation services typically require us to make an upfront investment, consisting primarily of installation costs, including direct materials and labor, direct and indirect sales costs, marketing costs, and administrative costs related to the installation activities, which are partially offset by fees received in connection with the initiation of a monitoring contract. While the economics of our installation business can vary depending on the customer acquisition channel, we operate our business with the goal of retaining customers for long periods of time to recoup our initial investment in new customers, generally achieving revenue break-even in less than three years.
Direct Channel
Our national sales call centers (inbound and outbound) close sales from prospective customers generated through national marketing efforts and lead generation channel partners. Our telephone sales associates work to understand customer needs and then direct customers to the most suitable sales approach. We make attempts to close a sale over the phone while balancing the opportunity for up-sales and customer education that occurs when a sales representative works directly with the customer. When the sale is best handled in the customer’s home or business to fully understand their individual needs, the sales center associate can schedule a field sales consultant appointment.
The approximately 3,100 sales consultants that make up our field sales force generate sales from customers through company-generated leads, as well as customer referrals and other lead methods. Our field sales consultants undergo an in-depth screening process prior to hire. Each field sales consultant completes comprehensive centralized training prior to conducting customer sales presentations and participates in ongoing training in support of new offerings and the use of our structured model sales call. We utilize a highly structured sales approach, which includes, in addition to the structured model sales call, daily monitoring of sales activity and effectiveness metrics and regular coaching by our sales management teams.
Indirect Channel
We have agreements with a network of third-party independent alarm dealers who sell alarm equipment and ADT Authorized Dealer-branded monitoring and interactive services to end users (“ADT Authorized Dealer Program”). The dealers in this program generate new end-user contracts which we have the right, but not the obligation, to purchase from the dealer. Our authorized dealer network consists of approximately 250 authorized dealers operating across the U.S. and Canada and extends our reach by aligning us with select independent security sales and installation companies. These authorized dealers generally have exclusivity arrangements with us for security-related services. We monitor each authorized dealer’s financial stability, use of sound and ethical business practices, and delivery of reliable and consistent high-quality sales and installation methods. Authorized dealers are required to adhere to the same high-quality standards for sales and installation as our own field offices.
Typically, our authorized dealers are contractually obligated to offer exclusively to us all qualified security service accounts they generate, but we are not obligated to accept these accounts. We pay our authorized dealers for the acquisition of any qualified monitored accounts from them. In certain instances in which we reject an account, we generally still indirectly provide monitoring services for that account through a monitoring services agreement with the authorized dealer. Like our direct sales contracts, dealer generated customer contracts typically have an initial term of three years with automatic renewals for successive 30-day periods, unless canceled by either party. If an accepted security services account is canceled during the charge-back period, which is generally twelve to fifteen months, the dealer is required to provide an account with equivalent economic characteristics or to refund our payment of the purchase price for the canceled account.
Field Operations
We serve our customer base from approximately 240 sales and service offices located throughout the U.S. and Canada. From these locations, our staff of approximately 5,600 installation and service technicians provides monitored security and automation system installations and on-premises service and repair. We staff our field offices to efficiently and effectively make sales calls, install systems, and provide service support based on customer needs and our evaluation of growth opportunities in each market. We utilize third-party subcontract labor when appropriate to assist with these efforts. We maintain the relevant and necessary licenses related to the provision of installation of security and related services in the jurisdictions in which we operate.

Our objective is to provide a differentiated service experience by providing same-day or next-day service to the majority of our customers.
Monitoring Centers and Support Services
We operate 12 monitoring centers that are listed by U.L. across the U.S. and Canada. We employ approximately 4,200 customer care professionals who are required to complete extensive initial training, as well as receive ongoing training and coaching. To obtain and maintain a U.L. listing, a security system monitoring center must be located in a building meeting U.L.’s structural requirements, have back-up computer and power systems, and meet U.L. specifications for staffing and standard operating procedures. Many jurisdictions have laws requiring that security systems for certain buildings be monitored by U.L.-listed centers. In addition, a U.L. listing is required by insurers of certain customers as a condition of insurance coverage. Our monitoring centers are fully redundant, which means that in the event of an emergency at one of our monitoring centers such as fire, tornado, major interruption in telephone or computer service, or any other event affecting the functionality of the center, all monitoring operations can be automatically transferred to another monitoring center. All of our monitoring centers operate 24 hours a day on a year-round basis.
We serve our largest multi-site customers from our National Accounts Operation Center (“NAOC”) in Irving, Texas. Our multi-site customers call one location to resolve all support issues, including billing, installations, service calls, upgrades, or other service-related assistance. This concept is unique in our industry and is a strong selling point for national accounts choosing us for their security needs.
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
Three of our monitoring centers provide monitoring under the CMS brand, which provides outsourced monitoring services related to contracts monitored but not owned.
Customer Care
We believe the fastest and most profitable way to grow our company is by keeping the customers we already have. To maintain our high standard of customer service, we provide ongoing, high-quality training to call center and field employees and our authorized dealers. We also continually measure and monitor key performance metrics that drive a high-value customer experience, including customer satisfaction-oriented metrics across each customer touch point.
Our call center operations provide support 24 hours a day on a year-round basis. Customer care specialists answer non-emergency inquiries regarding service, billing, and alarm testing and support, while our monitoring centers primarily handle inbound alarms and dispatch of alarms. To ensure technical service requests are handled promptly and professionally, all requests are routed through our customer contact centers. Customer care specialists help customers resolve minor service and operating issues and, in many cases, the specialists can remotely resolve customer concerns. We continue to implement new customer-facing self-service tools via interactive voice response systems and the Internet, thereby providing customers additional choices in managing their services.
Suppliers
We purchase equipment and components of our products from a limited number of suppliers and distributors. Inventory is held in our regional distribution centers at levels we believe are sufficient to meet current and anticipated customer needs. We also maintain inventory of equipment and components at each field office and in technicians’ vehicles. Generally, our third-party distributors maintain a minimum stocking level of certain key items to cover supply chain disruptions. We also utilize dual sourcing methods to minimize the risk of a disruption from any single supplier. We do not anticipate any major interruptions in our supply chain.
Competition
Technology trends are creating significant change in our industry. Innovation has lowered the barriers to entry in the interactive services and automation market, and new business models and competitors have emerged. We believe a combination of increasing customer interest in lifestyle and business productivity and technology advancements will support the increasing penetration of the interactive services and automation industry. We are focused on extending our leadership position in the monitored security industry while also growing our share of the fast-growing interactive automation industry. The security systems market in the U.S. and Canada remains highly competitive and fragmented, with a number of major firms and thousands of smaller regional and local companies. The high fragmentation of the industry is primarily the result of relatively low barriers to entering the business in local geographies and the availability of companies providing outsourced monitoring services but not maintaining the customer relationship. We believe our principal competitors within the security systems market are Johnson Controls International plc.; Vivint, Inc.; Stanley Security Solutions, a subsidiary of Stanley Black and Decker; MONI, a subsidiary of Ascent Capital Group, Inc.; Comcast Corporation; Convergint Technologies; and Securitas. In addition, as more and more homeowners choose DIY products over professionally installed and monitored security and automation solutions, and as we expand our presence in this market space, we believe we will face increasing competition from providers and products such as SimpliSafe, Google Home, Nest, Apple Homekit, Amazon Alexa, Ring, as well as many others. Refer to “Item 1A. Risk Factors—Risks Related to Our Business—We sell our products and services in highly competitive markets, including the home automation market and the commercial fire and security markets, which may result in pressure on our profit margins and limit our ability to maintain or increase the market share of our products and services” for further discussion regarding increasing competition in the emerging DIY market.
Success in acquiring new customers is dependent on a variety of factors, including brand and reputation, market visibility, service and product capabilities, quality, price, and the ability to identify and sell to prospective customers. Competition is often based primarily on price in relation to the value of the solutions and service. Rather than compete purely on price, we emphasize the quality of our services, which we believe is distinguished by superior customer service, the reputation of our industry-leading brands, our owned and operated monitoring centers, our commitment to consumer privacy, and our knowledge of customer needs, which we believe collectively enable us to deliver an outstanding experience. In addition, we are increasingly offering added features and functionality, such as those in our interactive services offering, which provide new services and capabilities that serve to further differentiate our offering and support a pricing premium.
We believe our focus on safety, security, and pricing, coupled with our nationwide team of in-home sales consultants, our solid reputation for and expertise in providing reliable security and monitoring services through our in-house network of redundant monitoring centers, our reliable product solutions, and our highly skilled installation and service organization, position us well to compete with traditional and new competitors.
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
We own a portfolio of patents and patent applications that relate to a variety of monitored security and automation technologies utilized in our business, including security panels and sensors as well as video and information management solutions. We also own a portfolio of trademarks and trademark applications in the U.S. and Canada, including, but not limited to, ADT, ADT Pulse, ADT Always There, Protection 1, and Protectron. Our brands are critical to our business due to the importance customers place on reputation and trust when deciding on a security provider. In addition, we are a licensee of intellectual property, including from our third-party suppliers and technology partners. Patents for individual products extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. Trademark rights may potentially extend for longer periods of time and are typically dependent upon the use of the trademarks.
Certain trademarks associated with the ADT brand, including “ADT” and the blue octagon, are owned outside of the U.S. and Canada by Johnson Controls International plc (as successor to Tyco International Ltd., “Tyco”). In certain instances, such trademarks are licensed in certain territories outside the U.S. and Canada by Johnson Controls International plc to certain third parties. Pursuant to the Tyco Trademark Agreement entered into between The ADT Corporation and Tyco in connection with the separation of The ADT Corporation from Tyco in 2012, our Company is generally prohibited from registering, attempting to register, or using such trademarks outside the U.S. and its territories and Canada. As a result, if our Company chooses to sell products or services or otherwise do business outside the U.S. and Canada, it does not have the right to use the ADT brand to promote its products and services. Refer to “Item 1A. Risk Factors—Risks Related to Our Business—Third parties hold rights to certain key brand names outside of the U.S. and Canada” for further discussion.
Government Regulation and Other Regulatory Matters
Our operations are subject to numerous federal, state, provincial, and local laws and regulations in the U.S. and Canada in areas including consumer protection, occupational licensing, building codes, environmental protection, labor and employment, tax, and permitting. Most states and provinces in which we operate have licensing laws directed specifically toward the monitored security industry. In certain jurisdictions, we must obtain licenses or permits to comply with standards governing employee selection, training, and business conduct.
We also currently rely extensively upon the use of both wireline and wireless telecommunications to communicate signals, and wireline and wireless telephone companies in the U.S. and Canada are regulated by federal, state, provincial, and local governments. The operation and use of wireless telephone and radio frequencies is regulated in the U.S. by the Federal Communications Commission (“FCC”) and state public utilities commissions and in Canada by the Canada Radio-television and Telecommunications Commission (“CRTC”). Although the use of wireline phone service has been decreasing, we believe we are well positioned to respond to these trends with alternate transmission methods that we already employ, including cellular and broadband Internet technologies. Our advertising and sales practices are regulated by the U.S. Federal Trade Commission (“FTC”), the Canadian Competition Bureau, the CRTC, and state and provincial consumer protection laws. In addition, we are subject to certain administrative requirements and laws of the jurisdictions in which we operate. These laws and regulations may include restrictions on the manner in which we promote the sale of our security services and require us to provide most purchasers of our services with three-day or longer rescission rights. We must also comply with applicable laws governing telemarketing and email marketing in both the United Stated and Canada. Refer to “Item 1A. Risk Factors—Risks Related to Our Business—Increasing government regulation of telemarketing, email marketing, door-to-door sales, and other marketing methods may increase our costs and restrict the operation and growth of our business” for further discussion.
Some local government authorities have adopted or are considering various measures aimed at reducing false alarms. Such measures include requiring permits for individual alarm systems, revoking such permits following a specified number of false alarms, imposing fines on customers or alarm monitoring companies for false alarms, limiting the number of times police will respond to alarms at a particular location after a specified number of false alarms, requiring additional verification of an alarm signal before the police respond, or providing no response to residential system alarms. Refer to “Item 1A. Risk Factors—Risks Related to Our Business—We could be assessed penalties for false alarms” and “Item 1A. Risk Factors—Risks Related to Our Business—Police departments could refuse to respond to calls from monitored security service companies” for further discussion.
The monitored security industry is also subject to requirements, codes, and standards imposed by various insurance, approval and listing, and standards organizations. Depending upon the type of customer, security service provided, and requirements of the applicable local governmental jurisdiction, adherence to the requirements, codes, and standards of such organizations is mandatory in some instances and voluntary in others. Changes in laws and regulations can affect our operations, both positively and negatively, and impact the manner in which we conduct our business. Refer to “Item 1A. Risk Factors—Risks Related to Our Business—Our business operates in a regulated industry” for further discussion.
Employees
As of December 31, 2018, we employed approximately 19,000 people. Approximately 10% of our employees are covered by collective bargaining agreements. We believe our relations with our employees and labor unions have generally been good.
Available Information
Our website is located at http://www.adt.com. Our investor relations website is located at http://investors.adt.com. We make available free of charge on our investor relations website under “Financials” our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, reports filed pursuant to Section 16, and any amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings at http://www.sec.gov.
From time to time, we may use our website as a channel of distribution of material Company information. Financial and other material information regarding our Company is routinely posted on and accessible at http://investors.adt.com.

ITEM 1A. RISK FACTORS.
In addition to risks and uncertainties in the ordinary course of business that are common to all businesses, important factors that are specific to our industry and the Company could have a material and adverse impact on our business, financial condition, results of operations, and cash flows. You should carefully consider the risks described below and in our subsequent periodic filings with the SEC. The following risk factors should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes in this Annual Report on Form 10-K.
Risks Related to Our Business
Our future growth is dependent upon our ability to keep pace with rapid technological and industry changes in order to develop or acquire new technologies for our products and service introductions that achieve market acceptance with acceptable margins.
Our business operates in markets that are characterized by rapidly changing technologies, evolving industry standards, potential new entrants, and changes in customer needs and expectations. For example, a number of cable and other telecommunications companies and large technology companies with home automation solutions offer interactive and security services that are competitive with our products and services. If these services gain greater market acceptance and traction, our ability to grow our business, in particular our interactive service offerings, could be materially and adversely affected. Accordingly, our future success depends in part on our ability to accomplish the following: identify emerging technological trends in our target end-markets; develop, acquire, and maintain competitive products and services that capitalize on existing and emerging trends; enhance our existing products and services by adding innovative features on a timely and cost-effective basis that differentiates us from our competitors; incorporate popular third-party interactive products and services into our product and service offerings; sufficiently capture intellectual property rights in new inventions and other innovations; and develop or acquire and bring products and services, including enhancements, to market quickly and cost-effectively. Our ability to develop or acquire new products and services that are technologically innovative requires the investment of significant resources and can affect our competitive position. These acquisition and development efforts divert resources from other potential investments in our businesses, and they may not lead to the development of new commercially successful technologies, products, or services on a timely basis. Moreover, as we introduce new products and services, we may be unable to detect and correct defects in the product or in its installation, which could result in loss of sales or delays in market acceptance. New or enhanced products and services may not satisfy customer preferences, and potential product failures may cause customers to reject our products and services. As a result, these products and services may not achieve market acceptance, and our brand image could suffer. In addition, our competitors may introduce superior products or business strategies, impairing our brand and the desirability of our products and services, which may cause customers to defer or forego purchases of our products and services, and impacting our ability to charge monthly service fees. If our competitors implement new technologies before we are able to implement them, those competitors may be able to provide more effective products than ours, possibly at lower prices and experience higher adoption rates and popularity. Any delay or failure in the introduction of new or enhanced solutions could harm our business, results of operations and financial condition. In addition, the markets for our products and services may not develop or grow as we anticipate. The failure of our technology, products, or services to gain market acceptance, the potential for product defects, or the obsolescence of our products and services could significantly reduce our revenue, increase our operating costs, or otherwise materially adversely affect our business, financial condition, results of operations, and cash flows.
In addition to developing and acquiring new technologies and introducing new offerings, we may need, from time to time, to phase out outdated and unsuitable technologies and services. If we are unable to do so on a cost-effective basis, we could experience reduced profits. See “—The retirement of older telecommunications technology such as 3G and CDMA by telecommunications providers and shifts in our customers’ choice of telecommunications services and equipment could materially adversely affect our business, increase customer attrition and require significant capital expenditures.”
We sell our products and services in highly competitive markets, including the home automation market and the commercial fire and security markets, which may result in pressure on our profit margins and limit our ability to maintain or increase the market share of our products and services.
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

In many cases, we face competition for direct sales from our independent, third-party authorized dealers, who may offer installation for considerably less than we do in particular markets. We believe that the monitoring and service fees we offer are generally competitive with rates offered by other security service providers. We face competition from other providers such as technology and cable and telecommunications companies that may have existing access to and relationships with subscribers and highly recognized brands, which may drive increased awareness of their security/automation offerings relative to ours, have access to greater capital and resources than us, and may spend significantly more on advertising, marketing, and promotional resources, any of which could have a material adverse effect on our ability to drive awareness and demand for our products and services. In particular, these companies may be able to offer subscribers a lower price by bundling their services. We also face potential competition from DIY products such as SimpliSafe, Google Home, Apple Homekit, Amazon Alexa, Nest, and Ring, as well as many others, which enable customers to self-monitor and control their environments without third-party involvement through the Internet, text messages, emails, or similar communications, but with the disadvantage that alarm events may go unnoticed. Some DIY providers may also offer professional monitoring with the purchase of their systems and equipment without a contractual commitment, which may be attractive to some customers and put us at a competitive disadvantage. Other DIY providers may offer new internet of things (“IoT”) devices and services with automated features and capabilities that may be appealing to customers. In addition, certain DIY providers have a significantly broader customer base and product offering than us, allowing them to cross-sell interactive and security solutions that are competitive with our offerings to customers who are loyal to the competitor’s brand. Shifts in customer preferences toward DIY systems could increase our attrition rates over time and the risk of accelerated amortization of customer contracts resulting from a declining customer base. It is possible that one or more of our competitors could develop a significant technological advantage over us that allows them to provide additional service or better-quality service or to lower their price, which could put us at a competitive disadvantage. Continued pricing pressure, improvements in technology, competitor brand loyalty, and shifts in customer preferences toward self-monitoring and DIY could adversely impact our customer base and/or pricing structure and have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We also face competition in the commercial fire and security markets where many of our competitors are large, global industrial companies as well as smaller regional and local companies, which may be positioned to offer products and services at lower cost than us or which may benefit from pre-existing or highly localized relationships and knowledge. Our ability to compete in the commercial fire and security business is also dependent on our ability to acquire and resell third-party products and services demanded by commercial customers, some of which we may not be able to provide. If we fail to build relationships with commercial customers or obtain the rights to resell third-party products and services required by commercial customers, our profitability, business, financial condition, results of operations, and cash flows could be materially adversely affected.
We rely on a significant number of our customers remaining with us as customers for long periods of time.
We operate our business with the goal of retaining customers for long periods of time to recoup our initial investment in new customers, generally achieving revenue break-even in less than three years. Accordingly, our long-term profitability is dependent on long customer tenure. This requires that we minimize our rate of customer disconnects, or attrition. One reason for disconnects is when customers relocate and do not reconnect. Customer relocations are impacted by changes in the housing market. See “—General economic conditions can affect our business, and we are susceptible to changes in the business economy, housing market, and business and consumer discretionary income, which may inhibit our ability to sustain customer base growth rates and impact our results of operations.” Other factors that can increase disconnects include problems experienced with our product or service quality, customer service, customer non-pay, unfavorable general economic conditions, and the preference for lower pricing of competitors’ products and services over ours. If we fail to keep our customers for a sufficiently long period of time, our profitability, business, financial condition, results of operations, and cash flows could be materially adversely affected.
If we experience significantly higher rates of customer revenue attrition than we anticipate, we may be required to change the estimated useful lives and/or accelerate the method of depreciation and amortization related to accounts associated with our security monitoring customers, increasing our depreciation and amortization expense or causing asset impairment.
We amortize the costs of our acquired and dealer generated contracts and related customer relationships based on the estimated life of the customer relationships. We similarly depreciate the cost of our direct channel subscriber system assets and deferred subscriber acquisition costs. If attrition rates rise significantly, we may be required to accelerate the amortization of expenses related to such contracts and the depreciation/amortization of our subscriber system assets/deferred subscriber acquisition costs or to impair such assets, which could cause a material adverse effect on our business, financial condition, and results of operations.

The retirement of older telecommunications technology such as 3G and CDMA by telecommunications providers and shifts in our customers’ choice of telecommunications services and equipment could materially adversely affect our business, increase customer attrition and require significant capital expenditures.
Certain elements of our operating model have historically relied on our customers’ continued selection and use of traditional land-line telecommunications to transmit alarm signals to our monitoring centers. There is a growing trend for customers to switch to the exclusive use of cellular, satellite, or Internet communication technology in their homes and businesses, and telecommunication providers may discontinue their land-line services in the future. Many of our customers also have security systems that rely on telecommunications technology that is not compatible with the newer cellular, satellite or Internet communications networks and will not be able to transmit alarm signals on these networks. The discontinuation of land-line, older cellular technologies, and any other services by telecommunications providers, and the switch by customers to the exclusive use of cellular, satellite, or Internet communication technology, may require system upgrades to alternative, and potentially more expensive, technologies to transmit alarm signals and for systems to function properly. This could increase our customer revenue attrition and slow new customer generation. In January 2017, most major wireless network providers had fully retired their 2G networks. To maintain our customer base that uses security and automation system components that communicate over 2G networks, we substantially completed a conversion program to replace 2G cellular technology used in many of our security systems at significant cost to the Company and little or no additional cost to our customers. Certain existing subscribers chose not to replace their 2G cellular technology, thereby increasing our attrition rates.
We have received notice from the providers of 3G and CDMA cellular networks that they will be retiring their 3G and CDMA networks by the first quarter of 2022. We currently provide services to approximately 4 million customer sites that use 3G or CDMA cellular equipment. Our plans to address this three-year transition are not yet finalized and the impact involves numerous estimates and variables. Among other factors, we will look to reduce any applicable costs to the Company, such as hardware costs currently estimated to be less than $90 per site, by exploring cost sharing opportunities, working with our suppliers, carriers and customers, and to increase revenue by using the transition as an opportunity to sell new products and services in conjunction with replacing the radio and to more rapidly transition customers to our new Command and Control technology. Further, if we are unable to upgrade the 3G and CDMA cellular equipment at our customer sites to meet new network standards prior to the retirement of the 3G and CDMA networks in a timely and cost-effective manner, our business, financial condition, results of operations, and cash flows could be materially adversely affected.
In December 2017, as part of the Federal Communication Commission’s (“FCC”) efforts to facilitate the transition from traditional copper-based wireline networks to IP-based fiber broadband networks, the FCC repealed its rules requiring telecommunications carriers to provide direct advanced public notice to consumers of the retirement of copper-based wireline networks used for traditional land-line telecommunications. Many of our customers rely solely on copper-based telephone networks to transmit alarm signals from their premises to our monitoring stations. In response to changes to existing network technology such as the eventual retirement of 3G and copper-based wireline networks, we will be required to upgrade or implement other new technologies in the future, including offering to subsidize the replacement of customers’ outdated systems at our expense. The FCC’s changes to copper-based wireline network retirement rules could lead to customer confusion and impede our ability to timely transfer customers to new network technologies. Any technology upgrades or implementations could require significant capital expenditures, may increase our attrition rates, and may also divert management’s attention and other important resources away from our customer service and sales efforts for new customers. In the future, we may not be able to successfully implement new technologies or adapt existing technologies to changing market demands. If we are unable to adapt in a timely manner to changing technologies, market conditions or customer preferences, our business, financial condition, results of operations, and cash flows could be materially adversely affected.
In addition, we use broadband Internet access service, including video streaming services, to support our product offerings, and as a communications option for our alarm monitoring and other services. Video streaming services use significantly more bandwidth than non-video Internet activity. As utilization rates and penetration of these services increase, our high-speed customers may use more bandwidth than in the past. If this occurs, we could be required to make significant capital expenditures to increase network capacity to avoid service disruptions or reduced capacity for customers and potentially increase our cost for the corresponding network usage. See “-Our future growth is dependent upon our ability to keep pace with rapid technological and industry changes to develop or acquire new technologies for our products and service introductions that achieve market acceptance with acceptable margins.”

Our reputation as a service provider of high-quality security offerings may be materially adversely affected by product defects or shortfalls in customer service.
Our business depends on our reputation and ability to maintain good relationships with our subscribers, dealers, and local regulators, among others. Our reputation may be harmed either through product defects, such as the failure of one or more of our subscribers’ alarm systems, or shortfalls in customer service. Subscribers generally judge our performance through their interactions with the staff at the monitoring and customer care centers, dealers, and technicians who perform on-site installation and maintenance services. Any failure to meet subscribers’ expectations in such customer service areas could cause an increase in attrition rates or make it difficult to recruit new subscribers. Any harm to our reputation or subscriber relationships caused by the actions of our dealers, personnel, or third-party service providers or any other factors could have a material adverse effect on our business, financial condition, and results of operations.
General economic conditions can affect our business, and we are susceptible to changes in the business economy, housing market, and business and consumer discretionary income, which may inhibit our ability to sustain customer base growth rates and impact our results of operations.
Demand for alarm monitoring services, fire and security systems, and home automation systems is affected by the general economy, the business environment, and the turnover in the housing market, among other things. Downturns in the rate of the sale of new and existing homes, which we believe drives a substantial portion of our new customer volume in any given year, and downturns in the rate of commercial property development, which drives demand for our commercial offerings, would reduce opportunities to make sales of new security, fire, and home automation systems and services and reduce opportunities to take over existing security, fire, and home automation systems. Recoveries in the housing market increase the occurrence of relocations, which may lead to customers disconnecting service and not contracting with us in their new homes.
Further, the alarm monitoring business and the commercial fire and security business are dependent, in part, on national, regional, and local economic conditions. In particular, where disposable income available for discretionary spending is reduced (such as by higher housing, energy, interest, or other costs, or where the actual or perceived wealth of customers has decreased as a result of circumstances such as lower residential real estate values, increased foreclosure rates, inflation, increased tax rates, or other economic disruptions), the alarm monitoring business could experience increased attrition rates and reduced customer demand. Where levels of business activity decline, the commercial fire and security business could experience increased attrition rates and reduced demand. No assurance can be given that we will be able to continue acquiring quality alarm monitoring and fire and security system customers or that we will not experience higher attrition rates. Changes in individualized economic circumstances could cause current residential and commercial alarm and home automation customers to disconnect our services to reduce their monthly spending, or such customers could default on their remaining contractual obligations to us. Our long-term revenue growth rate depends on installations and new contracts exceeding disconnects. If customer disconnects and defaults increase, our business, financial condition, results of operations, and cash flows could be materially adversely affected. See “—We rely on a significant number of our customers remaining with us as customers for long periods of time.”
We are subject to credit risk and other risks associated with our subscribers.
A substantial part of our revenue is derived from the recurring monthly revenue due from subscribers under alarm monitoring contracts. Therefore, we are dependent on the ability and willingness of subscribers to pay amounts due under the alarm monitoring contracts on a monthly basis in a timely manner. Although subscribers are contractually obligated to pay amounts due under an alarm monitoring contract and are generally contractually obligated to pay early cancellation fees if they prematurely cancel the alarm monitoring contract during the initial term of the alarm monitoring contract (typically between three and five years), subscribers’ payment obligations are unsecured, which could impair our ability to collect any unpaid amounts from our subscribers. To the extent payment defaults by subscribers under the alarm monitoring contracts are greater than anticipated, our business, financial condition, and results of operations could be materially adversely affected. We are also exploring different pricing plans for our products and services, including larger up-front payments and financing options for equipment purchases. We currently have arrangements with a third-party financing company to provide financing to small business and commercial customers who wish to finance their equipment purchases from us. We also recently launched a pilot program in a small number of markets for residential customers to pay us for equipment purchases through installments under a consumer financing arrangement. These lending services could increase the credit risks associated with our subscribers. While we intend to manage such credit risk by monitoring the credit quality of our financing portfolios, our efforts to mitigate risk may not be sufficient to prevent an adverse effect on our business, financial condition, and results of operations.

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
We have invested and will continue to invest in new businesses, products, services, and technologies beyond traditional security and interactive services. Our investments may involve significant risks and uncertainties, including capital loss on some or all of our investments, insufficient revenue from such investments to offset any new liabilities assumed and expenses associated with these new investments, distraction of management from current operations, and issues not identified during pre-investment planning and due diligence that could cause us to fail to realize the anticipated benefits of such investments and incur unanticipated liabilities. Since these investments are inherently risky, these new businesses, products, services, and technologies may not be successful and as a result, may materially adversely affect our reputation, financial condition, and results of operations.
Failure to successfully upgrade, integrate, and maintain the security of our information and technology networks, including personally identifiable information and other data, could materially adversely affect us.
We are dependent on information technology networks and systems, including Internet and Internet-based or “cloud” computing services, to collect, process, transmit, and store electronic information. We have completed a significant number of acquisitions of companies that operate different technology platforms and systems. We are currently implementing modifications and upgrades to our information technology systems and also integrating systems from our various acquisitions, including making changes to legacy systems, replacing legacy systems with successor systems with new functionality, and implementing new systems. There are inherent costs and risks associated with integrating, replacing and changing these systems and implementing new systems, including potential disruption of our sales, operations and customer service functions, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel to integrate, implement and operate the new systems, demands on management time, and other risks and costs of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. In addition, our information technology system implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. The implementation of new information technology systems may also cause disruptions in our business operations and have a material adverse effect on our business, cash flows, and results of operations.
If we fail to comply with constantly evolving laws, regulations, and industry standards addressing information and technology networks, privacy, and data security, we could face substantial penalties, liability, and reputational harm, and our business, operations, and financial condition could be materially adversely affected.
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
In addition, we may also collect and retain other sensitive types of data, including audio recordings of telephone calls and video images of customer sites. We must comply with applicable federal and state laws and regulations governing the collection, retention, processing, storage, disclosure, access, use, security, and privacy of such information in addition to our own posted information security and privacy policies and applicable industry standards. The legal, regulatory, and contractual environment surrounding the foregoing continues to evolve, and there has been an increasing amount of focus on privacy and data security issues with the potential to affect our business. These privacy and data security laws and regulations, as well as contractual requirements, could increase our cost of doing business, and failure to comply with these laws, regulations, and contractual requirements could result in government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity. In the event of a breach of personal information that we hold or that is held by third parties on our behalf, we may be subject to governmental fines, individual and class action claims, remediation expenses, and/or harm to our reputation.

Further, if we fail to comply with applicable privacy and security laws, regulations, policies, and standards; properly protect the integrity and security of our facilities and systems and the data located within them; or defend against cybersecurity attacks; or if our third-party service providers, partners, or vendors fail to do any of the foregoing with respect to data and information assessed, used, stored, or collected on our behalf, our business, reputation, results of operations, and cash flows could be materially adversely affected.
For example, the data that we collect and retain includes personally identifiable information related to our customers and employees and may be protected health information subject to certain requirements under the Health Insurance Portability Accountability Act (“HIPAA”) and its implementing regulations, which regulate the use, storage, and disclosure of personally identifiable health information. We may change our processes or modify our product and service offerings in a manner that requires us to adopt additional or different policies and procedures to meet our obligations under HIPAA. Becoming fully HIPAA-compliant involves adopting and implementing privacy and security policies and procedures as well as administrative, physical, and technical safeguards. Additionally, HIPAA compliance requires certain agreements with contracting partners to be in place. Endeavoring to become fully HIPAA-compliant may be costly both financially and in terms of administrative resources. It may take substantial time and require the assistance of external resources, such as attorneys, information technology, and/or other consultants. We would have to be HIPAA-compliant to provide services pursuant to which we are required to collect or manage patient information for or on behalf of a health care provider or health plan. Thus, if we do not become fully HIPAA-compliant, our expansion opportunities may be limited. Furthermore, it is possible that HIPAA may be expanded in the future to apply to certain of our current products or services.
The California Consumer Privacy Act (“CCPA”), which will become enforceable in 2020, gives California residents certain rights in relation to their personal information, requires that companies take certain actions, and will apply to activities regarding personal information that is collected by us, directly or indirectly, from California residents. As interpretation and enforcement of the CCPA evolves, it will create a range of new compliance obligations, which could cause us to change our business practices, with the possibility for significant financial penalties for noncompliance that may materially adversely affect our business, reputation, results of operations, and cash flows.
The General Data Protection Regulation (“GDPR”) applies to activities regarding personal data that are conducted by us, directly or indirectly through vendors and subcontractors, from an establishment in the European Union. As interpretation and enforcement of the GDPR evolves, it will create a range of new compliance obligations, which could cause us to change our business practices, with the possibility for significant financial penalties for noncompliance. The European Commission in July 2016 and the Swiss Government in January 2017 approved the EU-U.S. and the Swiss-U.S. Privacy Shield frameworks, respectively, which are designed to allow U.S. companies that self-certify to the U.S. Department of Commerce and publicly commit to comply with the Privacy Shield requirements to freely import personal data from the EU and Switzerland. However, these frameworks face a number of legal challenges and their validity remains subject to legal, regulatory, and political developments in both Europe and the U.S. This has resulted in some uncertainty, and compliance obligations could cause us to incur costs or require us to change our business practices in a manner adverse to our business and failure to comply could result in significant penalties that may materially adversely affect our business, reputation, results of operations, and cash flows.
Due to the ever-changing threat landscape, our products may be subject to potential vulnerabilities of wireless and IoT devices, and our services may be subject to certain risks, including hacking or other unauthorized access to control or view systems and obtain private information.
Companies that collect and retain sensitive and confidential information are under increasing attack by cybercriminals around the world. While we implement security measures within our products, services, operations, and systems, those measures may not prevent cybersecurity breaches; the access, capture, or alteration of information by criminals; the exposure or exploitation of potential security vulnerabilities; distributed denial of service attacks; the installation of malware or ransomware; acts of vandalism; computer viruses; or misplaced data or data loss that could be detrimental to our reputation, business, financial condition, and results of operations. Third parties, including our partners and vendors, could also be a source of security risk to us in the event of a failure of their own products, components, networks, security systems, and infrastructure. In addition, we cannot be certain that advances in criminal capabilities, new discoveries in the field of cryptography, or other developments will not compromise or breach the technology protecting the networks that access our products and services.
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
The components for the security and automation systems that we install are manufactured by third parties. We are therefore susceptible to interruptions in supply and to the receipt of components that do not meet our standards. Any financial or other difficulties our providers face may have negative effects on our business. We exercise little control over our suppliers, which increases our vulnerability to problems with the products and services they provide or to their choice of which companies they will allow to sell their products. While we strive to utilize dual-sourcing methods to allow similar hardware components for our security systems to be interchangeable to minimize the risk of a disruption from a single supplier, any interruption in supply could cause delays in installations and repairs and the loss of current and potential customers. Also, if a previously installed component were found to be defective, we might not be able to recover the costs associated with its repair or replacement across our installed customer base, and the diversion of technical personnel to address the defect could materially adversely affect our business, financial condition, results of operations, and cash flows.
We rely on third-party software for key automation features in certain of our offerings and on the interoperation of that software with our own, such as our mobile applications and related platform. We could experience service disruptions if customer usage patterns for such offerings exceed, or are otherwise outside of, design parameters for the system and the ability for us or our third-party provider to make corrections. Such interruptions in the provision of services could result in our inability to meet customer demand, damage our reputation and customer relationships, and materially and adversely affect our business. We also rely on certain software technology that we license from third parties and use in our products and services to perform key functions and provide critical functionality. For example, we license the software platform for our monitoring operations from third parties. Because a number of our products and services incorporate technology developed and maintained by third parties, we are, to a certain extent, dependent upon such third parties’ ability to update, maintain, or enhance their current products and services; to ensure that their products are free of defects or security vulnerabilities; to develop new products and services on a timely and cost-effective basis; and to respond to emerging industry standards, customer preferences, and other technological changes. Further, these third-party technology licenses may not always be available to us on commercially reasonable terms, or at all. If our agreements with third-party vendors are not renewed or the third-party software becomes obsolete, is incompatible with future versions of our products or services, or otherwise fails to address our needs, we cannot provide assurance that we would be able to replace the functionality provided by the third-party software with technology from alternative providers. Furthermore, even if we obtain licenses to alternative software products or services that provide the functionality we need, we may be required to replace hardware installed at our monitoring centers and at our customers’ sites, including security system control panels and peripherals, in order to execute our integration of or migration to alternative software products. Any of these factors could materially adversely affect our business, financial condition, results of operations, and cash flows.
We also rely on various third-party telecommunications providers and signal processing centers to transmit and communicate signals to our monitoring facility in a timely and consistent manner. These telecommunications providers and signal processing centers could fail to transmit or communicate these signals to the monitoring facility for many reasons, including disruptions from fire, natural disasters, weather, transmission interruption, malicious acts, or terrorism. The failure of one or more of these telecommunications providers or signal processing centers to transmit and communicate signals to the monitoring facility in a timely manner could affect our ability to provide alarm monitoring, home automation, and interactive services to our subscribers. We also rely on third-party technology companies to provide automation and interactive services to our customers. These technology companies could fail to provide these services consistently, or at all, which could result in our inability to meet customer demand and damage our reputation. There can be no assurance that third-party telecommunications providers, signal processing centers, and other technology companies will continue to transmit and communicate signals to the monitoring facility or provide home automation and interactive services to subscribers without disruption. Any such disruption, particularly one of a prolonged duration, could have a material adverse effect on our business. See also “—The retirement of older telecommunications technology such as 3G and CDMA by telecommunications providers and shifts in our customers’ choice of telecommunications services and equipment could materially adversely affect our business, increase customer attrition and require significant capital expenditures” with respect to risks associated with changes in signal transmissions.
An event causing a disruption in the ability of our monitoring facilities or customer care resources to operate could materially adversely affect our business.
A disruption in our ability to provide security monitoring services and otherwise serve our customers could have a material adverse effect on our business. A disruption could occur for many reasons, including fire, natural disasters, weather, health epidemics or pandemics, transportation interruption, extended power outages, human or other error, war, terrorism, sabotage, or other conflicts, or as a result of disruptions to internal and external networks or third-party transmission lines. Monitoring and customer care could also be disrupted by information systems and network-related events or cybersecurity attacks, such as computer hacking, computer viruses, worms or other malicious software, distributed denial of service attacks, malicious social engineering, or other destructive or disruptive activities that could also cause damage to our properties, equipment, and data. While our monitoring centers are redundant, a failure of our back-up procedures or a disruption affecting multiple monitoring facilities could disrupt our ability to provide security monitoring services to our customers. These events could also make it difficult or impossible to receive equipment from suppliers or impair our ability to deliver products and services to customers on a timely basis. If we experience such disruptions, we may experience customer dissatisfaction and potential loss of confidence, and liabilities to customers or other third parties, each of which could harm our reputation and impact future revenues from these customers. We could also be subject to claims or litigation with respect to losses caused by such disruptions. Our property and business interruption insurance and our cyber liability insurance may not be sufficient to fully cover our losses or may not cover a particular event at all. Any of these outcomes could have a material adverse effect on our business, results of operations, and financial condition.
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
We may pursue business opportunities that diverge from our current business model, including expanding our products or service offerings, investing in new and unproven technologies, adding customer acquisition channels, and forming new alliances with companies to market our services. We can provide no assurance that any such business opportunities will prove to be successful. Among other negative effects, our pursuit of such business opportunities could cause our cost of investment in new customers to grow at a faster rate than our recurring revenue and fees collected at the time of installation. We have acquired DataShield, LLC and Secure Designs, each of which provide cybersecurity services for business customers, which expands our suite of services. We have also acquired several companies that sell and service fire and integrated security systems to business customers, including Fire & Security Holdings, LLC (“Red Hawk Fire & Security”), which significantly expanded our commercial fire and security capabilities, reach, and customer base. We are also currently exploring the option of offering certain of our monitoring and cybersecurity services under non-ADT brands to international markets outside of the U.S. and Canada. Additionally, any new alliances or customer acquisition channels could require developmental investments or have higher cost structures than our current arrangements, which could reduce operating margins and require more working capital. In the event that working capital requirements exceed operating cash flow, we could be required to draw on our revolving credit facility, which is described in Note 5 “Debt” to the accompanying consolidated financial statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” or pursue other external financing, which may not be readily available. Any of these factors could materially adversely affect our business, financial condition, results of operations, and cash flows.

We continue to integrate our acquisitions, which may divert management’s attention from our ongoing operations. We may not achieve all of the anticipated benefits, synergies, or cost savings from our acquisition.
Our acquisitions require the integration of many separate companies that have previously operated independently. While the integration of our acquisitions with our business and systems is ongoing, the anticipated financial and operational benefits, including increased revenues, synergies, and cost savings depends in part on our ability to successfully combine and integrate our acquisitions with our other business. There can be no assurance regarding the extent to which we will be able to realize increased revenues, synergies, cost savings, or other benefits from our acquisitions. These benefits may not be achieved within the anticipated time frame and we may not realize all of these anticipated benefits.
The continued integration of operations, products, and personnel from our acquisitions will continue to require the attention of our management and place demands on other internal resources. The diversion of management’s attention, and any difficulties encountered in the transition and integration process, could materially adversely affect our business, financial condition, and results of operations. In addition, the overall continued integration of our acquired businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, and loss of customer relationships. The difficulties of combining the operations of the companies may generally include, among others:

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

•	conforming standards, controls, procedures, accounting and other policies, business cultures, and compensation structures;

•	difficulties in the assimilation of employees, including possible culture conflicts and different opinions on technical decisions and product roadmaps;

•	difficulties in managing the expanded operations of a significantly larger and more complex company;

•	challenges in keeping existing customers and obtaining new customers;

•	challenges in attracting and retaining key personnel; and

•	coordinating a geographically dispersed organization.
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
An element of our business strategy is the generation of new customer accounts through third parties, including our authorized dealers, which accounted for approximately half of our new customer accounts for 2018. Our future operating results will depend in large part on our ability to continue to manage this business generation strategy effectively. Although we currently generate accounts through hundreds of independent third parties, including authorized dealers, a significant portion of our accounts originate from a smaller number of such third parties, including an authorized premier provider that signed a nine-year renewal agreement with us in December 2017 and accounted for approximately 25% of all our new accounts in 2018. We experience loss of third-party sales partnerships, including authorized dealers from our authorized dealer program, due to various factors, such as dealers and third parties becoming inactive or discontinuing their electronic security business, non-renewal of our dealer and sales generation contracts, and competition from other alarm monitoring companies. If we experience a loss of authorized dealers or third-party sellers representing a significant portion of our customer account generation, or if we are unable to replace or recruit authorized dealers, other third-party sellers, or alternate distribution channel partners in accordance with our business strategy, our business, financial condition, results of operations, and cash flows could be materially adversely affected.
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
We face competition from cable and telecommunications companies that are actively targeting the home automation and monitored security market, as well as from large technology companies that are expanding into the connected home market either through the development of their own solutions or the acquisition of other companies with home automation solution offerings. We also face competition for business customers from large global industrial companies and smaller regional providers of commercial fire and security solutions with highly specialized skills, strong pre-existing relationships with customers and, in some cases, the ability to provide equipment and services to locations outside the U.S. and Canada. This increased competition could result in pricing pressure, a shift in customer preferences toward the services of these companies, reduce our market share, and make it more difficult for us to compete on brand-name recognition and reputation. Continued pricing pressure from competitors or failure to achieve pricing based on the competitive advantages previously identified above could prevent us from maintaining competitive price points for our products and services resulting in lost customers or in our inability to attract new customers and have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
Our brand names are critical to our success. Unauthorized use of our brand names by third parties may materially adversely affect our business and reputation, including the perceived quality and reliability of our products and services. We rely on trademark law, company brand name protection policies, and agreements with our employees, customers, business partners, and others to protect the value of our brand names. Despite our precautions, we cannot provide assurance that those procedures are sufficiently effective to protect against unauthorized third-party use of our brand names. In particular, in recent years, various third parties have used our brand names to engage in fraudulent activities, including unauthorized telemarketing conducted in our names to induce our existing customers to switch to competing monitoring service providers, lead generation activities for competitors, and obtaining personally identifiable or personal financial information. Third parties sometimes use our names and trademarks, or other confusingly similar variances thereof, in other contexts that may impact our brands. We may not be successful in detecting, investigating, preventing, or prosecuting all unauthorized third-party use of our brand names. Future litigation with respect to such unauthorized use could also result in substantial costs and diversion of our resources. These factors could materially adversely affect our reputation, business, financial condition, results of operations, and cash flows.

Third parties hold rights to certain key brand names outside of the U.S. and Canada.
Our success depends in part on our continued ability to use trademarks to capitalize on our brands’ name-recognition and to further develop our brands in the U.S. and Canadian markets, as well as in other international markets should we choose to expand our business in the future. Not all of the trademarks that are used by our brands have been registered in all of the countries in which we may do business in the future, and some trademarks may never be registered in any or all of these countries. Rights in trademarks are generally territorial in nature and are obtained on a country-by-country basis by the first person to obtain protection through use or registration in that country in connection with specified products and services. Some countries’ laws do not protect unregistered trademarks at all, or make them more difficult to enforce, and third parties may have filed for “ADT,” “PROTECTION ONE,” or similar marks in countries where we have not registered these brands as trademarks. Accordingly, we may not be able to adequately protect our brands everywhere in the world and use of such brands may result in liability for trademark infringement, trademark dilution, or unfair competition.
In particular, certain trademarks associated with the ADT brand, including “ADT” and the blue octagon, are owned in all territories outside of the U.S and Canada by Johnson Controls International plc, which acquired and merged with and into Tyco International plc (“Johnson Controls” or “Tyco”). In certain instances, such trademarks are licensed in certain territories outside the U.S. and Canada by Johnson Controls to third parties. Pursuant to a trademark agreement entered into between The ADT Corporation and Tyco (“Tyco Trademark Agreement”) in connection with the separation of The ADT Corporation from Tyco in 2012, which endures in perpetuity, The ADT Corporation and its affiliates are prohibited from ever registering, attempting to register or using such trademarks outside the U.S. (including Puerto Rico and the US Virgin Islands) and Canada, and The ADT Corporation may not challenge Tyco’s rights in such trademarks outside the U.S. and Canada. Additionally, under the Tyco Trademark Agreement, each of The ADT Corporation and Tyco has the right to propose new secondary source indicators (e.g., “Pulse”) to become designated source indicators of such party. To qualify as a designated source indicator, certain specified criteria must be met, including that the indicator has not been used as a material indicator by the non-proposing party or its affiliates over the previous seven years. If The ADT Corporation were unable to object to Tyco’s proposal for a new designated source indicator by successfully asserting that the new indicator did not meet the requisite criteria, The ADT Corporation would subsequently be precluded from using, registering, or attempting to register such indicator in any jurisdiction, including the U.S. and Canada, whether alone or in connection with an ADT brand. While The ADT Corporation and Tyco are each required to (i) adhere to specified quality control standards with respect to the use of the subject trademarks in their respective jurisdictions, (ii) cooperate with respect to enforcement in their respective territories, and (iii) cooperate to avoid and correct any potential or actual customer confusion over the proper ownership of the ADT brand in any particular territory, it is nonetheless possible that dilution, infringement, or customer confusion may result from the arrangement, which could materially adversely affect our reputation, business, financial condition, results of operations, and cash flows.
Infringement of our intellectual property rights could negatively affect us.
We rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality provisions, and licensing arrangements to establish and protect our proprietary rights. We cannot guarantee, however, that the steps we have taken to protect our intellectual property rights will be adequate to prevent infringement of our rights or misappropriation of our intellectual property or technology. Adverse events affecting the use of our trademarks could affect our use of those trademarks and negatively impact our brands. In addition, if we expand our business outside of the U.S. and Canada in the future, effective patent, trademark, copyright, and trade secret protection may be unavailable or limited in some jurisdictions. Furthermore, while we enter into confidentiality agreements with certain of our employees and third parties to protect our intellectual property, such confidentiality agreements could be breached or otherwise may not provide meaningful protection for our confidential information, trade secrets, and know-how related to the design, manufacture, or operation of our products and services. If it becomes necessary for us to resort to litigation to protect our intellectual property rights, any proceedings could be burdensome and costly, and we may not prevail. Further, adequate remedies may not be available in the event of an unauthorized use or disclosure of our confidential information, trade secrets, or know-how. If we fail to successfully enforce our intellectual property rights, our competitive position could suffer, which could materially adversely affect our business, financial condition, results of operations, and cash flows.
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
Under the standard alarm monitoring contract acquisition agreements that we enter into with our dealers, if a subscriber terminates their service with us during the first twelve months after the alarm monitoring contract has been acquired, the dealer is typically required to elect between substituting another alarm monitoring contract for the terminating alarm monitoring contract or compensating us in an amount based on the original acquisition cost of the terminating alarm monitoring contract. We are subject to the risk that dealers will breach their obligation to provide a comparable substitute alarm monitoring contract for a terminating alarm monitoring contract or compensate us in an amount based on the original acquisition cost of the terminating alarm monitoring contract. Although we generally withhold specified amounts from the acquisition cost paid to dealers for alarm monitoring contracts (“holdback”), which may be used to satisfy or offset these and other applicable dealer obligations under the alarm monitoring contract acquisition agreements, there can be no guarantee that these amounts will be sufficient to satisfy or offset the full extent of the default by a dealer of its obligations under its agreement. If the holdback does prove insufficient to cover dealer obligations, we are also subject to the credit risk that the dealers may not have sufficient funds to compensate us or that any such dealer will otherwise breach its obligation to compensate us for a terminating alarm monitoring contract. To the extent defaults by dealers of the obligations under their agreements are greater than anticipated, our business, financial condition, and results of operations could be materially adversely affected.
Our dealers may expose us to additional risks.
We are subject to reputational risks that may arise from the actions of our dealers and their employees, independent contractors, and other agents that are wholly or partially beyond our control, such as violations of our marketing policies and procedures as well as any failure to comply with applicable laws and regulations. If our dealers engage in marketing practices that are not in compliance with local laws and regulations, we may be in breach of such laws and regulations, which may result in regulatory proceedings and potential penalties that could materially impact our financial results and results of operations. In addition, unauthorized activities in connection with sales efforts by employees, independent contractors, and other agents or our dealers, including calling consumers in violation of the Telephone Consumer Protection Act and predatory door-to-door sales tactics and fraudulent misrepresentations, could subject us to governmental investigations and class action lawsuits for, among others, false advertising and deceptive trade practice damage claims, against which we will be required to defend. Such defense efforts will be costly and time-consuming, and there can be no assurance that such defense efforts will be successful, all of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We may be subject to securities class actions and other lawsuits which may harm our business and results of operations.
We are currently subject to a number of securities litigation claims relating to our 2018 IPO and we may in the future become subject to additional securities litigation in connection with our 2018 IPO, issues since our 2018 IPO, or issues that may have arisen prior to our acquisition of The ADT Corporation. This type of litigation may be lengthy and may result in substantial costs and a diversion of management’s attention and resources. Results cannot be predicted with certainty and an adverse outcome in such litigation could result in monetary damages or injunctive relief that could materially adversely affect our business, results of operations, financial condition, and cash flows.
Five substantially similar shareholder class action lawsuits related to our 2018 IPO were filed in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida in March, April, and May 2018. These cases have been consolidated for discovery and trial and are now entitled In re ADT Inc. Shareholder Litigation. Plaintiffs seek to represent a class of similarly situated shareholders and assert claims for alleged violations of the Securities Act of 1933, as amended (“Securities Act”). Plaintiffs allege that the Company defendants violated the Securities Act because the registration statement and prospectus used to effectuate the IPO were false and misleading in that they allegedly misled investors with respect to litigation involving the Company, the Company’s efforts to protect its intellectual property, and the competitive pressures faced by the Company. Defendants moved to dismiss the consolidated complaint and briefing on the motion is in progress. A similar shareholder class action lawsuit also related to the January 2018 IPO was filed in the U.S. District Court for the Southern District of Florida in May 2018. In September and October 2018, four substantially similar shareholder derivative complaints were also filed against various Company officers, directors, and controlling shareholders in the U.S. District Court for the Southern District of Florida. Plaintiffs allege breaches of fiduciary duties as directors, officers, and/or controlling shareholders of the Company, unjust enrichment and violations of the federal securities laws for alleged misrepresentations regarding competitive pressures in the marketplace, litigation involving Company intellectual property, and certain financial and operational metrics. In November 2018, Plaintiffs in the four derivative actions voluntarily dismissed their respective complaints without prejudice. These lawsuits may be lengthy and may result in substantial costs and a diversion of management’s attention and resources. We can make no assurances that the outcome of such litigation will be favorable.
In addition, we are currently and may in the future become subject to legal proceedings and commercial or contractual disputes. These are typically claims that arise in the normal course of business, including, without limitation, commercial or contractual disputes with our suppliers; intellectual property matters; third-party liability, including product liability claims; and employment claims. There can be no assurance that such claims will not, individually or in the aggregate, have a material adverse effect on our business, reputation, financial condition operating results of cash flows.
Increasing government regulation of telemarketing, email marketing, door-to-door sales, and other marketing methods may increase our costs and restrict the operation and growth of our business.
We rely on telemarketing, email marketing, door-to-door sales, and other marketing methods conducted internally and through third parties to generate a substantial number of leads for our business. The telemarketing and email marketing services industries are subject to an increasing amount of regulation in the U.S. and Canada. Regulations have been issued in the FTC and the FCC and in Canada by the CRTC that place restrictions on unsolicited telephone calls to residential and wireless telephone subscribers, whether direct dial or by means of automatic telephone dialing systems, prerecorded, or artificial voice messages and telephone fax machines, and require us to maintain a “do not call” list and to train our personnel to comply with these restrictions. In the U.S., the FTC regulates sales practices generally and email marketing and telemarketing specifically and has broad authority to prohibit a variety of advertising or marketing practices that may constitute “unfair or deceptive acts or practices.” Most of the statutes and regulations in the U.S. applicable to telemarketing and email marketing allow a private right of action for the recovery of damages or provide for enforcement by the FTC and FCC, state attorneys general, or state agencies permitting the recovery of significant civil or criminal penalties, costs and attorneys’ fees if regulations are violated. In Canada, the CRTC enforces the Unsolicited Telecommunications Rules restricting unsolicited communications from telemarketers using direct dial, automatic dialing and announcing devices and fax. The CRTC also enforces the Canadian Anti-Spam Law (“CASL”), which prohibits the sending of commercial emails without prior consent of the consumer or an existing business relationship and sets forth rules governing the sending of commercial emails. Rules have been approved under CASL to allow private rights of action for the recovery of damages, which rules may come into force at any time. CASL also allows the CRTC to recover significant civil penalties, costs, and legal fees if email or telemarketing regulations are violated. We strive to comply with all such applicable regulations, but can provide no assurance that we, our authorized dealers or third parties that we rely on for telemarketing, email marketing, and other lead generation activities will be in compliance with all applicable regulations at all times. Although our contractual arrangements with our authorized dealers, affinity marketing partners, and other third parties generally require them to comply with all such regulations and to indemnify us for damages arising from their failure to do so, we can provide no assurance that the FTC, FCC, CRTC, private litigants, or others will not attempt to hold us responsible for any unlawful acts conducted by our authorized dealers, affinity marketing partners and other third parties or that we could successfully enforce or collect upon any indemnities. Additionally, certain FCC rulings and FTC enforcement actions may support the legal position that we may be held vicariously liable for the actions of third parties, including any telemarketing violations by our independent, third-party authorized dealers that are performed without our authorization or that are otherwise prohibited by our policies. The FCC, the FTC, and the CRTC have relied on certain actions to support the notion of vicarious liability, including, but not limited to, the use of the company brand or trademark, the authorization or approval of telemarketing scripts, or the sharing of consumer prospect lists. Changes in such regulations or the interpretation thereof that further restrict such activities could result in a material reduction in the number of leads for our business and could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Our business operates in a regulated industry.
Our operations and employees are subject to various federal, state, provincial, and local laws and regulations in the U.S. and Canada in such areas as consumer protection, occupational licensing, environmental protection, labor and employment, tax, and other laws and regulations. Most states and provinces in which we operate have licensing laws directed specifically toward the security services industry. Our business relies heavily upon the use of both wireline and wireless telecommunications to communicate signals, and telecommunications companies are regulated by federal, state, provincial, and local governments.

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
We must also comply with numerous federal, state, provincial, and local laws and regulations that govern matters relating to our interactions with residential customers, including those pertaining to privacy and data security, consumer financial and credit transactions, home improvement contracts, warranties, and door-to-door solicitation. These laws and regulations are dynamic and subject to potentially differing interpretations, and various federal, state, provincial, and local legislative and regulatory bodies may initiate investigations, expand current laws or regulations, or enact new laws and regulations, regarding these matters. As we expand our product and service offerings and enter into new jurisdictions, we may be subject to more expansive regulation and oversight. For example, as a result of our acquisition of DataShield, we are expanding our cybersecurity services and exploring markets outside of the U.S. and Canada, and we will need to identify and comply with laws and regulations that apply to such services in the relevant jurisdictions. In addition, any financing or lending activity will subject us to various rules and regulations, such as the U.S. federal Truth in Lending Act and analogous U.S. state and Canadian federal and provincial legislation.
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
Our interactive and home automation services are primarily accessed through the Internet and our security monitoring services, including those utilizing video streaming, are increasingly delivered using Internet technologies. Users who access our services through mobile devices, such as smart phones, laptops, and tablet computers must have a high-speed Internet connection, such as Wi-Fi, 3G, CDMA or 4G/LTE, to use our services. Currently, this access is provided by telecommunications companies and Internet access service providers that have significant and increasing market power in the broadband and Internet access marketplace. In the absence of government regulation, these providers could take measures that affect their customers’ ability to use our products and services, such as degrading the quality of the data packets we transmit over their lines, giving our packets low priority, giving other packets higher priority than ours, blocking our packets entirely, or attempting to charge their customers more for using our products and services. To the extent that Internet service providers implement usage-based pricing, including meaningful bandwidth caps, or otherwise try to monetize access to their networks, we could incur greater operating expenses and customer acquisition and retention could be negatively impacted. Furthermore, to the extent network operators were to create tiers of Internet access service and either charge us for or prohibit our services from being available to our customers through these tiers, our business could be negatively impacted. Some of these providers also offer products and services that directly compete with our own offerings, which could potentially give them a competitive advantage. While actions like these by Canadian providers would violate the net neutrality rules adopted by the CRTC described below, the FCC recently rolled back net neutrality protections in the U.S. as described below and most other countries have not adopted formal net neutrality or open Internet rules.
In 2009, the CRTC adopted Internet traffic management practices aimed at providing stronger net neutrality protections and preventing Canadian Internet service providers from engaging in traffic shaping practices that are “unjustly discriminatory” or “unduly preferential.” On February 26, 2015, the FCC reclassified broadband Internet access services in the U.S. as a telecommunications service subject to some elements of common carrier regulation, including the obligation to provide service on just and reasonable terms, and adopted specific net neutrality rules prohibiting the blocking, throttling, or “paid prioritization” of content or services. However, in May 2017, the FCC issued a notice of proposed rulemaking to roll back net neutrality rules and return to a “light touch” regulatory framework. Consistent with this notice, on December 14, 2017, the FCC once again classified broadband Internet access service as an unregulated information service and repealed the specific rules against blocking, throttling, or “paid prioritization” of content or services. It retained a rule requiring Internet service providers to disclose their practices to consumers, entrepreneurs and the FCC. A number of parties have already stated they would appeal this order and it is possible Congress may adopt legislation restoring some net neutrality requirements. The elimination of net neutrality rules and any changes to the rules could affect the market for broadband Internet access service in a way that impacts our business. For example, if Internet access providers provide better Internet access for their own alarm monitoring or interactive services that compete with our services or limit the bandwidth and speed for the transmission of data from ADT equipment, the demand for our services could be depressed or the costs of services we provide could increase.
Goodwill and other identifiable intangible assets represent a significant portion of our total assets, and we may never realize the full value of our intangible assets.
As of December 31, 2018, we had approximately $13 billion of goodwill and other identifiable intangible assets. Goodwill and other identifiable intangible assets are recorded at fair value on the date of acquisition. We review such assets for impairment at least annually. Impairment may result from, among other things, deterioration in performance; adverse market conditions; adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products and services we offer; challenges to the validity of certain registered intellectual property; reduced sales of certain products or services incorporating registered intellectual property; increased attrition; and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of goodwill or other identifiable intangible assets could have a material adverse effect on our financial condition and results of operations.

Changes in accounting principles may adversely affect our financial results.
We present our results of operations and financial condition consistent with U.S. generally accepted accounting principles and standards issued by the Financial Accounting Standards Board (“FASB”). Preparation of our financial statements is highly complex and involves many assumptions, estimates, and judgments. Changes in accounting standards or practices may adversely impact our financial results and could affect the financial statements for periods prior to the effective date of the change. Currently, we are assessing the impact of FASB’s Accounting Standards Update (“ASU”) No. 2016-02, Leases, and related amendments, which requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet. We will be required to implement this accounting standard in the first quarter of 2019. Refer to Note 1, “Description of Business and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in Item 15 for additional information about this new accounting standard regarding leases and other new accounting pronouncements. Implementation of this new accounting standard could have a significant impact on our financial results, and any difficulties in implementing the new accounting standard or any other new accounting pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline, harm investors’ confidence in the Company and management, and materially adversely affect our stock price.
We have significant deferred tax assets, and any impairments of or valuation allowances against these deferred tax assets in the future could materially adversely affect our results of operations, financial condition, and cash flows.
We are subject to income taxes in the U.S. and Canada and in various state, territorial, provincial, and local jurisdictions. The amount of income taxes we pay is subject to our interpretation and application of tax laws in jurisdictions in which we file. Changes in current or future laws or regulations, the imposition of new or changed tax laws or regulations, or new related interpretations by taxing authorities in the jurisdictions in which we file could materially adversely affect our financial condition, results of operations, and cash flows.
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
Our acquisitions of The ADT Corporation, ASG, and Protection One resulted in an ownership change of each of those entities. Our ability to fully utilize the NOL carryforwards of those entities is subject to the limitations under Section 382 of the Code. We do not expect that this limitation will impact our ability to utilize these tax attributes. However, it is possible that future changes in the direct or indirect ownership in our equity might result in additional ownership changes that may trigger the imposition of additional limitations under Section 382 of the Code with respect to these tax attributes.
In addition, audits by the U.S. Internal Revenue Service (“IRS”) as well as state, territorial, provincial, and local tax authorities could reduce our tax attributes and/or subject us to tax liabilities if tax authorities make adverse determinations with respect to our NOL or tax credits carryforwards. There can be no assurance that adjustments that would reduce our tax attributes or otherwise affect our tax liability will not be proposed by the tax authorities. Further, any future disallowance of some or all of our tax credits or NOL carryforwards as a result of legislative change could materially adversely affect our tax obligations. Accordingly, there can be no assurance that in the future we will not be subject to increased taxation or experience limitations with respect to recognizing the benefits of our NOL carryforwards and other tax attributes. Any such increase in taxation or limitation of benefits could have a material adverse effect on our financial condition, results of operations, or cash flows. As of December 31, 2018, all tax years through 2012 have been audited and resolved with the IRS. The 2010 through 2012 tax years remain subject to examination for state income tax purposes. Refer to Note 7 “Income Taxes” for the years currently open to audit by jurisdiction.
We are exposed to greater risks of liability for employee acts or omissions or system failures than may be inherent in other businesses.
If a customer or third party believes that it has suffered harm to person or property due to an actual or alleged act or omission of one of our authorized dealers, independent contractors, employees or other agents, or a security or interactive system failure, they (or their insurers) may pursue legal action against us, and the cost of defending the legal action and of any judgment against us could be substantial. In particular, because our products and services are intended to help protect lives and real and personal property, we may have greater exposure to litigation risks than businesses that provide other commercial, consumer, and small business products and services. Our standard customer contracts contain a series of risk-mitigation provisions that serve to limit our liability and/or limit a claimant’s ability to pursue legal action; however, in the event of litigation with respect to such matters, it is possible that these risk-mitigation provisions may be deemed not applicable or unenforceable and, regardless of the ultimate outcome, we may incur significant costs of defense that could materially adversely affect our business, financial condition, results of operations, and cash flows, and there can be no assurance that any such defense efforts will be successful.
If we are unable to recruit and retain key personnel, our ability to manage our business could be materially and adversely affected.
Our success will depend in part upon the continued services of key personnel, including, our management team, sales representatives, installation and service technicians and call center personnel. Our ability to recruit and retain key personnel for management, sales, technician and call center positions could be impacted adversely by the competitive labor environment and require us to pay wages and incur other costs in excess of our planned expenditure. According to the U.S. Bureau of Labor Statistics, the national unemployment rate in the U.S. was 3.9% at the end of 2018 and is even lower in certain parts of the U.S. where we operate. The loss, incapacity, or unavailability for any reason of key members of our management team, higher than expected payroll and other costs associated with the hiring and retention of personnel and the inability or delay in hiring new key employees, such as, sales, technician and call center personnel, could materially adversely affect our ability to manage our business and our future operational and financial results.
The loss of or changes to our senior management could disrupt our business.
Our senior management is important to the success of our business because there is significant competition for executive personnel with experience in the security and home automation industry. As a result of this need and the competition for a limited pool of industry-based executive experience, we may not be able to retain our existing senior management. In December 2018, our former Chief Executive Officer retired and Mr. James D. DeVries, our President was promoted to the position of President and Chief Executive Officer. Our future success will partly depend on Mr. DeVries’ ability, along with the ability of other senior management and key employees, to effectively implement our business strategies. Further, Mr. DeVries may pursue changes in our strategy or business focus. In addition, we may not be able to fill new positions or vacancies created by expansion or turnover. Moreover, we do not currently have and do not expect to have in the future “key person” insurance on the lives of any member of our senior management. The loss of any member of our senior management team or changes in strategy or execution as a result of their replacement (either from inside or outside our existing management team) could have a material adverse effect on our business, financial condition, and results of operations.
Adverse developments in our relationship with our employees could materially and adversely affect our business, results of operations, and financial condition.
As of December 31, 2018, approximately 1,860 of our employees at various sites, or approximately 10% of our total workforce, were represented by unions and covered by collective bargaining agreements. We are currently party to approximately 40 collective bargaining agreements in the U.S. and Canada. Almost one-third of these agreements are up for renewal in any given year. We cannot predict the outcome of negotiations of the collective bargaining agreements covering our employees. If we are unable to reach new agreements or renew existing agreements, employees subject to collective bargaining agreements may engage in strikes, work slowdowns, or other labor actions, which could materially disrupt our ability to provide services. New labor agreements or the renewal of existing agreements may impose significant new costs on us, which could materially adversely affect our financial condition and results of operations in the future.
We may be required to make indemnification payments relating to The ADT Corporation’s separation from Tyco.
In connection with its separation from Tyco, The ADT Corporation entered into a tax sharing agreement (“2012 Tax Sharing Agreement”) with Tyco and Pentair Ltd., formerly Tyco Flow Control International, Ltd. (“Pentair”), which governs the rights and obligations of The ADT Corporation, Tyco, and Pentair for certain pre-separation tax liabilities. The 2012 Tax Sharing Agreement provides that The ADT Corporation, Tyco, and Pentair will share (i) certain pre-separation income tax liabilities that arise from adjustments made by tax authorities to The ADT Corporation’s, Tyco’s, and Pentair’s U.S. and certain non-U.S. income tax returns, and (ii) payments required to be made by Tyco in respect of a tax sharing agreement it entered into in connection with a 2007 spinoff transaction (collectively, “Shared Tax Liabilities”). Tyco is responsible for the first $500 million of Shared Tax Liabilities. The ADT Corporation and Pentair share 58% and 42%, respectively, of the next $225 million of Shared Tax Liabilities. The ADT Corporation, Tyco, and Pentair share 27.5%, 52.5%, and 20.0%, respectively, of Shared Tax Liabilities above $725 million. In addition, The ADT Corporation retained sole liability for certain specified U.S. and non-U.S. income and non-income tax items. In 2010, The ADT Corporation acquired Broadview Security, a business formerly owned by The Brink’s Company. In connection with Broadview Security’s separation from The Brink’s Company, in 2008 it entered into a tax sharing agreement, which allocates historical and separation related tax liabilities between Broadview Security and The Brink’s Company (“2008 Tax Sharing Agreement”). Under the 2012 Tax Sharing Agreement, The ADT Corporation bears 100% of all tax liabilities related to Broadview Security, including any tax liability that may be asserted under the 2008 Tax Sharing Agreement. To our knowledge, no such tax liability has been asserted to date.
Under the terms of the 2012 Tax Sharing Agreement, Tyco controls all U.S. income tax audits relating to the pre-separation taxable period (including the separation itself). Tyco has been subject to federal income tax audits for the 1997—2012 tax years, and as of December 31, 2018, all tax years through 2012 have been audited and resolved with the IRS. The 2010 through 2012 tax years remain subject to examination for state income tax purposes.
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
Refer to Note 8 “Commitments and Contingencies” in the Notes to Consolidated Financial Statements in Item 15 for further discussion.
We may be subject to liability for obligations of The Brink’s Company under the Coal Act or other coal-related liabilities of The Brink’s Company.
On May 14, 2010, The ADT Corporation acquired Broadview Security, a business formerly owned by The Brink’s Company. Under the Coal Industry Retiree Health Benefit Act of 1992, as amended (“Coal Act”), The Brink’s Company and its majority-owned subsidiaries as of July 20, 1992 (including certain legal entities acquired in the Broadview Security acquisition) are jointly and severally liable with certain of The Brink’s Company’s other current and former subsidiaries for health care coverage obligations provided for by the Coal Act. A Voluntary Employees’ Beneficiary Association (“VEBA”) trust has been established by The Brink’s Company to pay for these liabilities, although the trust may have insufficient funds to satisfy all future obligations. We cannot rule out the possibility that certain legal entities acquired in the Broadview Security acquisition may also be liable for other liabilities in connection with The Brink’s Company’s former coal operations. At the time of the separation of Broadview Security from The Brink’s Company in 2008, Broadview Security entered into an agreement pursuant to which The Brink’s Company agreed to indemnify it for any and all liabilities and expenses related to The Brink’s Company’s former coal operations, including any health care coverage obligations. The Brink’s Company has agreed that this indemnification survives The ADT Corporation’s acquisition of Broadview Security. We in turn agreed to indemnify Tyco for such liabilities in our separation from it. If The Brink’s Company and the VEBA are unable to satisfy all such obligations, we could be held liable, which could have a material adverse effect on our financial condition, results of operations, and cash flows.
Our use of independent contractors for certain functions may expose us to additional risks.
In order to meet our evolving customer needs, we rely on third-party independent contractors in addition to our existing workforce to perform certain tasks including installation and service of our customer alarm systems. From time to time, we are involved in lawsuits and claims that assert that certain independent contractors should be treated as our employees. The state of the law regarding independent contractor status varies from state to state and is subject to change based on court decisions and regulation. For example, on April 30, 2018, the California Supreme Court adopted a new standard for determining whether a company “employs” or is the “employer” for purposes of the California Wage Orders in its decision in the Dynamex Operations West, Inc. v. Superior Court case. The Dynamex decision alters the analysis of whether an individual, who is classified by a hiring entity as an independent contractor in California, has been properly classified as an independent contractor. Under the new test, an individual is considered an employee under the California Wage Orders unless the hiring entity establishes three criteria: (i) the worker is free from the control and direction of the hirer in connection with the performance of the work, both under the contract for the performance of such work and in fact; (ii) the worker performs work that is outside the usual course of the hiring entity’s business; and (iii) the worker is customarily engaged in an independently established trade, occupation, or business of the same nature as the work performed for the hiring entity.
In August 2017, Jabra Shuheiber filed civil litigation in Marin County Superior Court on behalf of himself and two other individuals asserting wage and hour violations against the Company. Mr. Shuheiber was the owner/operator of a sub-contractor, Maximum Protection, Inc., which employed the other two plaintiffs in the litigation. We have been served with an amended complaint in the Shuheiber matter to modify the plaintiffs’ wage and hour claims against ADT such that they were brought on a class basis, partly in response to the Dynamex decision.
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
New tariffs imposed on imports from China, where certain components included in our end-user equipment are manufactured, and any counter-measures taken in response to such new tariffs, may harm our business and results of operations. In September 2018, the U.S. federal government imposed new tariffs of 10% on certain alarm equipment components manufactured in China, and new tariffs of 25% on other categories of electronic equipment manufactured in China that we install in our customers’ premises, such as batteries and thermostats. The U.S. federal government had announced that the 10% tariff on certain alarm and other electronic equipment would increase to 25% in January 2019 but in December 2018 the President announced that the proposed increase to 25% would be postponed for 90 days to allow for trade talks to continue with China. In February 2019, the U.S. Trade Representative’s office announced that it was taking action to further delay the proposed increase to 25%. These new tariffs may result in our costs for such equipment increasing as a result of some or all of such new tariffs being passed on to us by the sellers of such equipment. If any or all of the costs of these tariffs are passed on to us by the sellers of our end-user equipment, we may be required to raise our prices, which could result in the loss of customers and harm our business and results of operations. Alternatively, we may seek to find new sources of end-user products, which may result in higher costs and disruption to our business. In addition, the U.S. federal government recently passed the National Defense Authorization Act, which imposes a ban on the use of certain surveillance, telecommunications, and other equipment manufactured by certain of our suppliers based in China, to help protect critical infrastructure and other sites deemed to be sensitive for national security purposes in the U.S. This federal government ban is scheduled to be implemented in August 2019 and may require us to find new sources of end-user products, which may result in higher costs and disruption to our business. The U.S. federal government has also indicated that it may seek further modifications to trade agreements with China and other countries beyond the proposed tariff on electronics from China. In addition to the current tariffs and proposed higher tariffs on our end-user equipment manufactured in China, it is possible further tariffs will be imposed on imports of equipment that we install in end-user premises, or that our business will be impacted by retaliatory trade measures taken by China or other countries, causing us to raise our prices or make changes to our business, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Exchange rate and other risks associated with operations outside the United States could adversely affect our business, financial condition and results of operations.
We maintain operations in the United States, including Puerto Rico, and Canada. Long-term economic uncertainty in some of the regions in which we operate could result in the disruption of markets and negatively affect cash flows from our operations. In addition, a portion of our revenues and expenses is denominated in Canadian dollars. We are therefore subject to Canadian currency risks and exchange exposure. Exchange rates can be volatile and a substantial weakening of foreign currencies against the U.S. dollar could reduce our profit margin for operations in Canada and adversely impact the comparability of results from period to period. These and other factors may have a material adverse effect on our non-U.S. operations and therefore on our business and results of operations.
Risks Related to our Indebtedness
Our substantial indebtedness could materially adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and prevent us from making debt service payments.
As of December 31, 2018, we had $10.2 billion face value of outstanding indebtedness, which excludes capital leases.
During the year ended December 31, 2018, our cash flow used for debt service, excluding capital leases, totaled $722 million, which includes scheduled quarterly principal payments on our debt of $36 million, interest payments on our debt of $590 million, and dividend payments of $96 million related to the Koch Preferred Securities.

During the year ended December 31, 2018, our cash flows from operating activities totaled $1,788 million, which includes interest paid on our debt of $590 million as well as dividends of $96 million related to the Koch Preferred Securities. As such, our cash flows from operating activities (before giving effect to the payment of interest and dividends) amounted to $2,474 million. Cash payments used to service our debt represented approximately 29% of our net cash flows from operating activities (before giving effect to the payment of interest).
In addition, our cash flows include the partial redemption of the Prime Notes of $649 million, which includes principal and call premium, and the Koch Redemption of $853 million, which includes principal and redemption premium, as well as capital lease payments of $17 million, which includes $2 million of interest payments.
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

•	require us to dedicate a substantial portion of our cash flow from operations to the repayment of our indebtedness, thereby reducing funds available to us for other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our operations or business;

•	make us more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	make us more vulnerable to downturns in our business or the economy;

•	restrict us from making strategic acquisitions, engaging in development activities, introducing new technologies, or exploiting business opportunities;

•	cause us to make non-strategic divestitures;

•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds or dispose of assets;

•	expose us to the risk of increased interest rates, as certain of our borrowings are at variable rates of interest; or

•	expose us to risk of refinancing periodically at increased interest rates for both fixed rates and variable rate borrowings.
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
Our ability to satisfy our debt obligations (including any payments of principal upon the maturity of such obligations) depends upon, among other things:

•
our future financial and operating performance (including the realization of any cost savings described herein), which will be affected by prevailing economic, industry, and competitive conditions and financial, business, legislative, regulatory and other factors, many of which are beyond our control;

•
our future ability to refinance or restructure our existing debt obligations, which depends on, among other things, the condition of the capital markets, our financial condition, and the terms of existing or future debt agreements; and

•
our future ability to borrow under our revolving credit facility, the availability of which depends on, among other things, our complying with the covenants in the credit agreement governing such facility.

We can provide no assurance that our business will generate cash flow from operations, or that we will be able to draw under our revolving credit facility or otherwise, in an amount sufficient to fund our liquidity needs.
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
If we cannot make scheduled payments on our indebtedness, we will be in default and holders of the Prime Notes and the ADT Notes (as defined in Note 5 “Debt” to the accompanying consolidated financial statements) and lenders under the First Lien Credit Agreement (as defined in Note 5 “Debt” to the accompanying consolidated financial statements) could declare all outstanding principal and interest to be due and payable, the lenders under our revolving credit facility could terminate their commitments to loan money, our secured lenders (including the lenders under our First Lien Credit Agreement and the holders of the Prime Notes and ADT Notes) could foreclose against the assets securing the indebtedness owing to them, and we could be forced into bankruptcy or liquidation.
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
As a result of these covenants, we will continue to be limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs.
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
Such actions by the lenders could cause cross-defaults under our other indebtedness. If we are unable to repay those amounts, our secured lenders (including the lenders under our revolving credit facility and the holders of the Prime Notes and the ADT Notes) could proceed against the collateral granted to them to secure that indebtedness.
If any of our outstanding indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full.
Our variable-rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Borrowings under our First Lien Credit Agreement are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on certain of our variable-rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. In addition, in July 2017, the U.K. Financial Conduct Authority announced that it intends to stop collecting LIBOR rates from banks after 2021.  The announcement indicates that LIBOR will not continue to exist on the current basis.  We are unable to predict the effect of any changes to LIBOR, the establishment and success of any alternative reference rates, or any other reforms to LIBOR or any replacement of LIBOR that may be enacted in the United Kingdom or elsewhere.  Such changes, reforms or replacements relating to LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives or other financial instruments or extensions of credit held by us. As such, LIBOR-related changes could affect our overall results of operations and financial condition.
We currently have entered into, and in the future we may continue to enter into, interest rate swaps that involve the exchange of floating for fixed-rate interest payments to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable-rate indebtedness, and any such swaps may not fully mitigate our interest rate risk, may prove disadvantageous, or may create additional risks. As of December 31, 2018, assuming our revolving credit facility is fully drawn, each 0.125% change in interest rates would result in a $2 million change in annual interest expense, including the impact of our interest rate swaps, on indebtedness under our First Lien Credit Agreement.

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

In addition, we continue to integrate the financial reporting systems of Protection One, ASG, The ADT Corporation, Red Hawk Fire & Security and our other acquisitions. Successfully implementing our business plan and complying with the Sarbanes-Oxley Act and other regulations described above requires us to be able to prepare timely and accurate financial statements. Any delay in this implementation of, or disruption in, the transition to new or enhanced systems, procedures, or controls, may cause us to present restatements or cause our operations to suffer, and we may be unable to conclude that our internal controls over financial reporting are effective and to obtain an unqualified report on internal controls from our auditors.
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
Additionally, Section 203 of the Delaware General Corporation Law (“DGCL”) prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, unless the business combination is approved in a prescribed manner. An interested stockholder includes a person, individually or together with any other interested stockholder, who within the last three years has owned 15% of our voting stock. However, our amended and restated certificate of incorporation, which became effective on the consummation of the IPO, includes a provision that restricts us from engaging in any business combination with an interested stockholder for three years following the date that person becomes an interested stockholder. Such restrictions shall not apply to any business combination between our Sponsor and any affiliate thereof or their direct and indirect transferees, on the one hand, and us, on the other.
Our issuance of shares of preferred stock could delay or prevent a change in control of the Company. Our board of directors has the authority to cause us to issue, without any further vote or action by the stockholders, shares of preferred stock, par value $0.01 per share, in one or more series, to designate the number of shares constituting any series, and to fix the rights, preferences, privileges, and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices, and liquidation preferences of such series. The issuance of shares of our preferred stock may have the effect of delaying, deferring, or preventing a change in control without further action by the stockholders, even where stockholders are offered a premium for their shares.
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
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf; (b) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees, or agents to us or our stockholders; (c) any action asserting a claim arising pursuant to any provision of the DGCL or of our amended and restated certificate of incorporation or our amended and restated bylaws; or (d) any action asserting a claim related to or involving the Company that is governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition, and results of operations.

Our amended and restated certificate of incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities.
In connection with the ADT Acquisition in May 2016, funds affiliated with or managed by Apollo and certain other investors in our indirect parent entities (“Co-Investors”) received certain rights, including the right to designate one person to serve as a director (such director, the “Co-Investor Designee”) as long as such Co-Investor’s ownership exceeds a specified threshold. As of March 8, 2018, one Co-Investor has the right to designate a Co-Investor Designee. Under the Stockholders Agreement (see “Certain Relationships and Related Transactions and Director Independence—Stockholders Agreement”), Ultimate Parent has the right, but not the obligation, to nominate the Co-Investor Designee to serve as members of our board of directors. Ultimate Parent’s right to nominate the Co-Investor Designee is in addition to Ultimate Parent’s right to nominate a specified percentage of the directors (“Apollo Designees”) based on the percentage of our outstanding common stock beneficially owned by the Sponsor. For more information regarding Ultimate Parent and the Co-Investor’s rights to appoint directors, see “Certain Relationships and Related Transactions” - Stockholders Agreement in our 2019 Proxy Statement.
Under our amended and restated certificate of incorporation, none of Apollo, the one Co-Investor that maintains a right to appoint a director, or any of their respective portfolio companies, funds, or other affiliates, or any of their officers, directors, agents, stockholders, members, or partners have any duty to refrain from engaging, directly or indirectly, in the same business activities, similar business activities, or lines of business in which we operate. In addition, our amended and restated certificate of incorporation provides that, to the fullest extent permitted by law, no officer or director of ours who is also an officer, director, employee, managing director, or other affiliate of Apollo or the Co-Investor will be liable to us or our stockholders for breach of any fiduciary duty by reason of the fact that any such individual directs a corporate opportunity to Apollo or the Co-Investor, as applicable, instead of us, or does not communicate information regarding a corporate opportunity to us that the officer, director, employee, managing director, or other affiliate has directed to Apollo or the Co-Investor, as applicable. For instance, a director of our company who also serves as a director, officer, or employee of Apollo, the Co-Investor, or any of their respective portfolio companies, funds, or other affiliates may pursue certain acquisitions or other opportunities that may be complementary to our business and, as a result, such acquisition or other opportunities may not be available to us. As of the date of this report, this provision of our amended and restated certificate of incorporation relates only to the Apollo Designees and the Co-Investor Designee. There are currently eleven directors of our Company, six of whom are Apollo Designees and one of whom is a Co-Investor Designee. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations, or prospects if attractive corporate opportunities are allocated by Apollo or the Co-Investor to itself or their respective portfolio companies, funds, or other affiliates instead of to us.
We are a holding company and rely on dividends, distributions, and other payments, advances, and transfers of funds from our subsidiaries to meet our obligations.
We are a holding company that does not conduct any business operations of our own. As a result, we are largely dependent upon cash dividends and distributions and other transfers, including for payments in respect of our indebtedness, from our subsidiaries to meet our obligations. The agreements governing the indebtedness of our subsidiaries impose restrictions on our subsidiaries’ ability to pay dividends or other distributions to us. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Each of our subsidiaries is a distinct legal entity, and under certain circumstances legal and contractual restrictions may limit our ability to obtain cash from them and we may be limited in our ability to cause any future joint ventures to distribute their earnings to us. The deterioration of the earnings from, or other available assets of, our subsidiaries for any reason could also limit or impair their ability to pay dividends or other distributions to us.
You may be diluted by the future issuance of additional common stock or convertible securities in connection with our incentive plans, acquisitions or otherwise, which could adversely affect our stock price.
Our amended and restated certificate of incorporation authorizes us to issue shares of common stock and options, rights, warrants, and appreciation rights relating to common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. Refer to Note 12 “Share-Based Compensation” in the Notes to Consolidated Financial Statements in Item 15 for details of the number of options outstanding, which are exercisable into shares of our common stock and details of shares reserved and issuable under our equity incentive plans. Any common stock that we issue, including under our new equity incentive plan or other equity incentive plans that we may adopt in the future, as well as under outstanding options would dilute the percentage ownership held by holders of our common stock. From time to time in the future, we may also issue additional shares of our common stock or securities convertible into common stock pursuant to a variety of transactions, including acquisitions. Our issuance of additional shares of our common stock or securities convertible into our common stock would dilute the percentage ownership of the Company held by holders of our common stock and the sale of a significant amount of such shares in the public market could adversely affect prevailing market prices of our common stock. For further discussion regarding our equity incentive plans, please see our 2019 Proxy Statement.
Future sales of our common stock in the public market, or the perception in the public market that such sales may occur, could reduce our stock price.

The number of outstanding shares of common stock includes shares beneficially owned by Apollo and certain of our employees, that are “restricted securities,” as defined under Rule 144 under the Securities Act of 1933, as amended (“Securities Act”), and eligible for sale in the public market subject to the requirements of Rule 144. All of the issued and outstanding shares of our common stock beneficially owned by Apollo and certain of our employees prior to the IPO is now eligible for sale, subject to the applicable volume, manner of sale, holding periods, and other limitations of Rule 144. In addition, Apollo has certain rights to require us to register the sale of common stock held by Apollo, including in connection with underwritten offerings. Sales of significant amounts of stock in the public market or the perception that such sales may occur could adversely affect prevailing market prices of our common stock or make it more difficult for you to sell your shares of common stock at a time and price that you deem appropriate. Refer to our 2019 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” for further details on the number of shares of our common stock beneficially owned by Apollo and certain of our employees.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
We currently operate through a network of approximately 240 sales and service offices, 12 U.L.-listed monitoring centers, seven customer and field support locations, two national sales call centers, and two regional distribution centers, located throughout the U.S. and Canada.
The majority of the properties described above are leased. We lease approximately 3 million square feet of space in the U.S., including approximately 141 thousand square feet of office space for our corporate headquarters located in Boca Raton, Florida. We lease this property under a long-term operating lease with a third party. We also own approximately 548 thousand square feet of space throughout the U.S.
We lease approximately 218 thousand square feet of space in Canada in support of our Canadian operations.
We believe our properties are adequate and suitable for our business as presently conducted and are adequately maintained.
ITEM 3. LEGAL PROCEEDINGS.
We are subject to various claims and lawsuits in the ordinary course of business, including from time to time, contractual disputes, employment matters, product and general liability claims, claims that the Company has infringed on the intellectual property rights of others, claims related to alleged security system failures, and consumer and employment class actions. In the ordinary course of business, we are also subject to regulatory and governmental examinations, information requests and subpoenas, inquiries, investigations, and threatened legal actions and proceedings. In connection with such formal and informal inquiries, we receive numerous requests, subpoenas, and orders for documents, testimony, and information in connection with various aspects of our activities. We have recorded accruals for losses that we believe are probable to occur and are reasonably estimable. Refer to Note 8 “Commitments and Contingencies” in the Notes to Consolidated Financial Statements in Item 15 for further discussion.
ITEM 4. MINE SAFETY DISCLOSURES.
Not Applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information for our Common Stock
On January 23, 2018, we consummated an IPO of 105,000,000 shares of our common stock at an initial public offering price of $14.00 per share pursuant to a Registration Statement on Form S-1 (Registration No. 333-222233), which was declared effective by the SEC on January 18, 2018. Shares of our common stock are listed on the NYSE under the symbol “ADT.” Prior to that time, there was no public market for our common stock.
Stockholders of Record
As of March 5, 2019, there were 63 stockholders of record of our common stock. This does not include the number of stockholders who hold our common stock through banks, brokers, and other financial institutions.
Stock Performance Graph
The following graph and table provide a comparison of the cumulative total stockholder return on our common stock from January 19, 2018 (first day of trading following the effective date of our IPO) through December 31, 2018 to the returns of the Standard & Poor's (“S&P”) 500 Index and the S&P North America Commercial & Professional Services Index, a peer group. The graph and table assume that $100 was invested on January 19, 2018 in each of our common stock, the S&P 500 Index, and the S&P North America Commercial & Professional Services Index and that any dividends were reinvested. The graph is not, and is not intended to be, indicative of future performance of our common stock.
Comparison of Cumulative Total Return for ADT Inc.,
the S&P 500 Index, and the S&P North America Commercial & Professional Services Index

	1/19/2018	3/31/2018	6/30/2018	9/30/2018	12/31/2018
ADT Inc.	$100.00	$64.28	$70.40	$76.74	$49.35
S&P 500 Index	$100.00	$93.97	$96.73	$103.69	$89.20
S&P North America Commercial & Professional Services Index	$100.00	$97.84	$103.64	$108.05	$93.90

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2018 with respect to our common shares issuable under our equity compensation plans. All numbers in the following table are presented after giving effect to the 1.681-for-1 stock split of our common stock that was effected on January 4, 2018.

	Equity Compensation Plans
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders:
2016 Equity Incentive Plan (1)	4,269,325	$6.79	533,812
2018 Omnibus Incentive Plan (2)	18,951,901	$12.36	18,550,046

Equity compensation plans not approved by stockholders	—		—
Total	23,221,226		19,083,858
_________________

(1)
The 2016 Equity Incentive Plan provides for the award of stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”), and other equity and equity-based awards to our board of directors, officers, and non-officer employees. Amount shown in column denoted by (a) includes 2,125,847 of service-based and 2,143,478 of performance-based shares that may be issued upon the exercise of stock options. We do not expect to issue additional share-based compensation awards under the 2016 Plan.

(2)
The 2018 Omnibus Incentive Plan provides for the award of stock options, RSUs, RSAs, and other equity and equity-based awards to our board of directors, officers, and non-officer employees. Amount shown in column denoted by (a) includes 11,012,718 of service-based shares that may be issued upon the exercise of stock options and 6,331,835 of performance-based shares that may be issued upon the exercise of stock options, 1,523,298 shares that may be issued upon the vesting of RSUs, and 84,050 shares that may be issued upon the vesting of RSAs.  The weighted-average exercise price in column (b) is inclusive of the outstanding RSUs and RSAs, both of which can result in the issuance of shares for no consideration. Excluding the RSUs and RSAs, the weighted-average exercise price is equal to $13.50.

Recent Sales of Unregistered Securities
There were no sales of unregistered securities during the quarter ended December 31, 2018.
Use of Proceeds from Registered Securities
In January 2018, in connection with the IPO, we received gross proceeds of approximately $1,470 million, or $1,406 million after reflecting underwriting discounts and commissions of approximately $55 million, as well as offering expenses. In February 2018, we used approximately $649 million from the IPO to redeem $594 million aggregate principal amount of the Prime Notes and pay the related call premium. On July 2, 2018, we used approximately $949 million of proceeds from the IPO and cash on hand to redeem in full the original stated value of $750 million of the Koch Preferred Securities and pay approximately $103 million related to the redemption premium and tax reimbursements, as well as $96 million related to the accumulated dividend obligation on the Koch Preferred Securities. The remaining proceeds from the IPO were used to pay IPO related fees and expenses and for general corporate purposes.
Issuer Purchases of Equity Securities
As of December 31, 2018, we did not have a repurchase plan or program for our equity securities and we did not repurchase any of our equity securities during the quarter ended December 31, 2018.

Period	Total Number of Shares Purchased	Average Price Paid Per Share
October 1, 2018 - October 31, 2018	—	$—
November 1, 2018 - November 30, 2018	—	$—
December 1, 2018 - December 31, 2018	—	$—
Total	—	$—

On February 27, 2019, we approved a dividend reinvestment plan (“DRIP”) which will allow stockholders to designate all or a portion of the cash dividends on their shares of common stock for reinvestment in additional shares of our common stock.  In addition, on February 27, 2019 we approved a share repurchase program which will permit us to repurchase up to $150 million of our shares of common stock through February 27, 2021.  We may effect these repurchases pursuant to one or more trading plans to be adopted in accordance with Securities Exchange Act Rule 10b5‐1, in privately negotiated transactions, in open market transactions or pursuant to an accelerated share repurchase program.  We intend to conduct the share repurchase program in accordance with Securities Exchange Act Rule 10b-18.  We are not obligated to repurchase any of our shares of common stock and the timing and amount of any repurchases will depend on legal requirements, market conditions, stock price, alternative uses of capital, and other factors.
ITEM 6. SELECTED FINANCIAL DATA.
The selected financial data presented in the table below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying consolidated financial statements and the related notes included elsewhere in this Annual Report. The selected Consolidated Balance Sheet data as of December 31, 2018 and 2017, and the related selected Consolidated Statements of Operations data for the years ended December 31, 2018, 2017, and 2016, have been derived from our audited financial statements included elsewhere in this Annual Report. The selected Consolidated Balance Sheet data as of December 31, 2016, December 31, 2015 (Successor), and December 31, 2014 (Predecessor), and the related selected Consolidated Statements of Operations data for the Successor period from May 15, 2015 (“Inception”) through December 31, 2015, and for the Predecessor period from January 1, 2015 through June 30, 2015 and for the year ended December 31, 2014, have been derived from our audited financial statements not included in this Annual Report.
Prior to the Formation Transactions on July 1, 2015, ADT Inc. was a holding company with no assets or liabilities, and Protection One is the predecessor of ADT Inc. for accounting purposes. Our selected financial data through June 30, 2015 consists solely of Protection One’s historical financial data. From July 1, 2015, our selected financial data includes the selected financial data of Protection One and ASG. Beginning on May 2, 2016, our selected financial data includes the selected financial data of The ADT Corporation, which was acquired on May 2, 2016. Historical results are not necessarily indicative of the results to be expected in the future.

	Successor				Predecessor
(in thousands, except per share data)	Year Ended December 31, 2018 (a)(b)	Year Ended December 31, 2017 (c)(d)	Year Ended December 31, 2016 (e)	From Inception through December 31, 2015 (f)(g)	Period from January 1, 2015 through June 30, 2015 (f)(g)	Year Ended December 31, 2014(g)
Statement of operations data:
Total revenue	$4,581,673	$4,315,502	$2,949,766	$311,567	$237,709	$466,557
Operating income (loss)	277,840	282,439	(229,315)	(39,774)	11,232	42,302
Net (loss) income	(609,155)	342,627	(536,587)	(54,253)	(18,591)	(18,488)

Net (loss) income per share:
Basic	$(0.81)	$0.53	$(0.84)	$(0.08)	$(185,910)	$(184,880)
Diluted	$(0.81)	$0.53	$(0.84)	$(0.08)	$(185,910)	$(184,880)
Weighted-average shares used to compute net (loss) income per share
Basic(h)	747,710	641,074	640,725	640,723	0.1	0.1
Diluted(h)	747,710	641,074	640,725	640,723	0.1	0.1

Cash dividends declared per common share	$0.14	$1.17	$—	$—	$—	$—

Balance sheet data (at period end):
Cash and cash equivalents	$363,177	$122,899	$75,891	$15,759		$89,834
Total assets	17,208,608	17,014,820	17,176,481	2,319,515		1,099,531
Total debt	10,002,296	10,169,186	9,509,970	1,346,958		872,904
Mandatorily redeemable preferred securities(i)	—	682,449	633,691	—		—
Total liabilities	12,983,803	13,581,708	13,371,505	1,616,618		1,057,639
Total stockholders' equity	4,224,805	3,433,112	3,804,976	702,897		41,892
_________________

(a)
In January 2018, we completed an IPO in which we received net proceeds of $1,406 million, after deducting underwriting discounts, commissions, and offering expenses. The proceeds received from the IPO were used to reduce our debt and redeem the Koch Preferred Securities in full, which resulted in an aggregate loss on extinguishment of debt of $275 million. Refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for further discussion. In addition, we modified certain share-based compensation awards as well as granted one-time awards in connection with the IPO, which represents approximately $116 million of share-based compensation expense in 2018. Refer to Note 12 “Share-Based Compensation” in the Notes to Consolidated Financial Statements in Item 15 for further discussion.

(b)
During the fourth quarter of 2018, operating income and net loss were impacted by the recognition of a goodwill impairment loss of $88 million related to the Canada reporting unit. Refer to Note 4 “Goodwill and Other Intangible Assets” in the Notes to Consolidated Financial Statements in Item 15 for further discussion.

(c)
During the fourth quarter of 2017, net income was impacted by the recognition of income tax amounts associated with the Tax Cuts and Jobs Act (“Tax Reform”). Refer to Note 7 “Income Taxes” in the Notes to Consolidated Financial Statements in Item 15 for further discussion.

(d)	During 2017, we paid $750 million of dividends to our equity holders and Ultimate Parent (“Special Dividend”).

(e)	On May 2, 2016, we completed the ADT Acquisition.

(f)	On July 1, 2015, we completed the Formation Transactions.

(g)
Total assets and liabilities were adjusted to reflect the impact of the accounting standards adopted in 2016 related to the presentation of debt issuance costs and income taxes. Total debt for these years was also adjusted to reflect the impact from the accounting standard adoption related to the presentation of debt issuance costs.

(h)
The weighted-average share numbers are presented after giving effect to the 1.681-for-1 stock split of our common stock that was effected on January 4, 2018, and have been adjusted retroactively for the Successor periods presented.

(i)
On May 2, 2016, ADT Inc. issued the Koch Preferred Securities in connection with the ADT Acquisition. On July 2, 2018, we redeemed the Koch Preferred Securities in full using the proceeds from our IPO and cash on hand.

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
OVERVIEW
We are a leading provider of monitored security and interactive home and business automation solutions in the U.S. and Canada. Our monitored security and automation offerings involve the installation and monitoring of security and premises automation systems designed to detect intrusion; control access; sense movement, smoke, fire, carbon monoxide, flooding, temperature, and other environmental conditions and hazards; and address personal emergencies such as injuries, medical emergencies, or incapacitation. Our products and services include interactive technologies to allow our customers to remotely monitor and manage their residential and commercial environments by adding automation capabilities to our monitored security systems. Through our interactive offerings, customers are able to remotely access information regarding the security of their residential or commercial environment, arm and disarm their security system, adjust lighting or thermostat levels, or view real-time video from cameras covering different areas of their premises via web-enabled devices (such as smart phones, laptops, and tablet computers) and a customized web portal. Additionally, our interactive automation solutions enable customers to create customized schedules or automation for managing lights, thermostats, appliances, and garage doors. The system can also be programmed to perform additional functions such as recording and viewing live video and sending text messages based on triggering events.
Our goal is to extend the concept of security from the physical home or business to cybersecurity and personal on-the-go security and safety. Customers’ increasingly mobile and active lifestyles have created new opportunities for us in the fast-growing market for self-monitored and DIY products and services. Our technology also allows us to service our customers via various connected and wearable devices whether they are at home or on-the-go.
In addition, we offer professional monitoring of third-party devices by enabling other companies to integrate solutions into our monitoring and billing platform. This allows us to provide monitoring solutions to customers who do not currently have an installed ADT security system or interactive automation platform.
As of December 31, 2018, we serve approximately 7.2 million recurring customers, excluding contracts monitored but not owned. We are one of the largest full-service companies with a national footprint providing both residential and commercial monitored security. We deliver an integrated customer experience by maintaining the industry’s largest sales, installation, and service field force, as well as a 24/7 professional monitoring network.
BASIS OF PRESENTATION
All financial information presented in this section has been prepared in U.S. dollars in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the accounts of ADT Inc. and its subsidiaries. All intercompany transactions have been eliminated.
We report financial and operating information in one segment. Our operating segment is also our reportable segment. We have presented results of operations, including the related discussion and analysis, for the following periods: (i) year ended December 31, 2018 compared to year ended December 31, 2017, and (ii) year ended December 31, 2017 compared to year ended December 31, 2016.
FACTORS AFFECTING OPERATING RESULTS
Our subscriber-based business requires significant upfront investment to generate new customers, which in turn provides predictable recurring revenue generated from our monitoring and other services. In order to optimize returns on customer acquisitions and cash flow generation, we focus on the following key drivers of our business: best-in-class customer service; increased customer retention; disciplined, high-quality customer additions; efficient customer acquisition; and reduced costs incurred to provide ongoing services to customers.
Our ability to add new subscribers depends on the overall demand for our products and solutions, which is driven by a number of external factors. The overall economic condition in the geographies in which we operate can impact our ability to attract new customers and grow our business in all customer channels. Growth in our residential customer base can be influenced by the overall state of the housing market. Growth in our commercial customer base can be influenced by the rate at which new businesses begin operations or existing businesses grow. The demand for our products and solutions is also impacted by the perceived threat of crime, as well as the quality of the service of our competitors.

The monthly fees that we generate from any individual customer vary based on the level of service we provide to the customer and customer tenure. We offer a wide range of services at various price points from basic burglar alarm monitoring to our full suite of interactive services. Our ability to increase monthly fees at the individual customer level depends on a number of factors, including our ability to effectively introduce and market additional features and services that increase the value of our offerings to customers, which we believe drives customers to purchase higher levels of service and supports our ability to make periodic adjustments to pricing.
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
Public Company Costs
As a result of our IPO, we incur additional legal, accounting, board compensation, and other expenses that we did not previously incur prior to becoming a public company, including costs associated with SEC reporting and corporate governance requirements. These requirements include compliance with the Sarbanes-Oxley Act of 2002, as amended, as well as other rules implemented by the SEC and the national securities exchanges. Our financial statements following our IPO reflect the impact of these expenses.
Radio Conversion Costs
We have received notice from the providers of 3G and CDMA cellular networks that they will be retiring their 3G and CDMA networks by the first quarter of 2022. We currently provide services to approximately 4 million customer sites that use 3G or CDMA cellular equipment, which number is diminishing on a monthly basis in the ordinary course of business due to attrition, upgrades and repairs. Our plans to address this three-year transition are not yet finalized and the impact involves numerous estimates and variables. Among other factors, we will look to reduce any applicable costs to the Company, such as hardware costs currently estimated to be less than $90 per site, by exploring cost sharing opportunities, working with our suppliers, carriers and customers, and to increase revenue by using the transition as an opportunity to sell new products and services in conjunction with replacing the radio and to more rapidly transition customers to our new Command and Control technology.
SIGNIFICANT EVENTS
The following are events that have occurred that significantly impact the comparability of our results of operations in historical or future periods:
ADT Acquisition
On May 2, 2016, we completed our acquisition of The ADT Corporation, a leading provider of monitored security and interactive automation solutions in the U.S. and Canada. The ADT Acquisition provided us the ability to continue to expand our market presence in the security industry by leveraging the ADT brand name and other best practices.
Total consideration in connection with the ADT Acquisition was $12,114 million, which included the assumption of The ADT Corporation’s outstanding debt (inclusive of capital lease obligations) at a fair value of $3,551 million on the acquisition date, and cash of approximately $54 million.
We funded the ADT Acquisition, as well as related transaction costs, using the net proceeds from a combination of the following:

(i)	equity proceeds of $3,571 million, net of issuance costs, which resulted from equity issuances by us and Ultimate Parent to our Sponsor and certain other investors;

(ii)	incremental first lien term loan borrowings of $1,555 million and the issuance of $3,140 million of the Prime Notes; and

(iii)	issuance by ADT Inc. of 750,000 shares of the Koch Preferred Securities and issuance by Ultimate Parent of the Warrants to the Koch Investor for an aggregate amount of $750 million.

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
On July 2, 2018, we redeemed the original stated value of $750 million of the Koch Preferred Securities for total consideration of approximately $949 million using proceeds from the IPO and cash on hand. The total consideration paid includes approximately $103 million related to the redemption premium and tax reimbursements, as well as $96 million related to the accumulated dividend obligation on the Koch Preferred Securities. We recognized a loss on extinguishment of debt of $213 million as a result of the redemption. The remaining proceeds from the IPO were used to pay IPO related fees and expenses and for general corporate purposes.
During the first quarter of 2018 and in connection with the IPO, we redeemed Class B Units in Ultimate Parent in full for the number of shares of our common stock (“Distributed Shares”) that would have been distributed to such holder under the terms of Ultimate Parent’s operating agreement in a hypothetical liquidation on the date of the IPO at the initial public offering price (“Class B Unit Redemption”), which resulted in a modification of both the shares subject to time-based vesting (“Distributed Shares Service Tranche”) and shares subject to vesting based upon the achievement of certain investment return thresholds by Apollo (“Distributed Shares Performance Tranche”). The modification of the Distributed Shares Performance Tranche resulted in a significant increase in fair value, whereas the impact of the modification on the Distributed Shares Service Tranche was not material. Additionally, upon consummation of the IPO, we approved our 2018 Omnibus Incentive Plan (“2018 Plan”). Under the 2018 Plan, and in connection with the Class B Unit Redemption, we also granted options to holders of Class B Units (“Top-up Options”). The Class B Unit Redemption and Top-up Options resulted in the increase in share-based compensation expense during 2018.
Red Hawk Acquisition
On December 3, 2018, we acquired all of the issued and outstanding capital stock of Red Hawk Fire & Security, a leader in commercial fire, life safety, and security services, for total consideration of $318 million and cash paid of $301 million, net of cash acquired (“Red Hawk Acquisition”). We funded the Red Hawk Acquisition from a combination of additional debt financing and cash on hand. This acquisition is intended to accelerate our growth in the commercial security market and expand our product portfolio with the introduction of commercial fire safety related solutions.
KEY PERFORMANCE INDICATORS
In evaluating our results, we utilize key performance indicators which include non-GAAP measures as well as the operating metrics of gross revenue attrition, unit and customer count, RMR, RMR additions and revenue payback. Our computations of key performance indicators may not be comparable to other similarly titled measures reported by other companies. Additionally, our operating metric key performance indicators are approximated as there may be variations to reported results in each period due to certain adjustments we might make in connection with the integration over several periods of acquired companies that calculated these metrics differently, or otherwise, including periodic reassessments and refinements in the ordinary course of business.  These refinements, for example, may include changes due to systems conversion or historical methodology differences in legacy systems.
Recurring Monthly Revenue (“RMR”)
RMR is generated by contractual monthly recurring fees for monitoring and other recurring services provided to our customers, including contracts monitored but not owned. We believe the presentation of RMR is useful because it measures the volume of revenue under contract at a given point in time.
Gross Customer Revenue Attrition
Gross customer revenue attrition is defined as the RMR lost as a result of customer attrition, net of dealer charge-backs and reinstated customers, excluding contracts monitored but not owned. Customer sites are considered canceled when all services are terminated. Dealer charge-backs represent customer cancellations charged back to the dealers because the customer canceled service during the charge-back period, generally twelve to fifteen months.

Gross customer revenue attrition is calculated on a trailing twelve-month basis, the numerator of which is the annualized RMR lost during the period due to attrition, net of dealer charge-backs and reinstated customers, excluding contracts monitored but not owned, and the denominator of which is total annualized RMR based on an average of RMR under contract at the beginning of each month during the period.
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP measure that we believe is useful to investors to measure the operational strength and performance of our business. Our definition of Adjusted EBITDA, a reconciliation of Adjusted EBITDA to net income (loss) (the most comparable GAAP measure), and additional information, including a description of the limitations relating to the use of Adjusted EBITDA, are provided under “—Non-GAAP Measures.” In addition, Adjusted EBITDA may be presented on a supplemental pro forma basis. Refer to the “—Supplemental Management’s Discussion and Analysis of Financial Condition and Results of Operations” section for further discussion regarding the presentation of supplemental pro forma financial information.
Free Cash Flow
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

(in thousands, except as otherwise indicated)	Years Ended December 31,
Results of Operations:	2018	2017	2016
Monitoring and related services	$4,109,939	$4,029,279	$2,748,222
Installation and other	471,734	286,223	201,544
Total revenue	4,581,673	4,315,502	2,949,766
Cost of revenue (exclusive of depreciation and amortization shown separately below)	1,041,336	895,736	693,430
Selling, general and administrative expenses	1,246,950	1,209,200	858,896
Depreciation and intangible asset amortization	1,930,929	1,863,299	1,232,967
Merger, restructuring, integration, and other	(3,344)	64,828	393,788
Goodwill impairment	87,962	—	—
Operating income (loss)	277,840	282,439	(229,315)
Interest expense, net	(663,204)	(732,841)	(521,491)
Loss on extinguishment of debt	(274,836)	(4,331)	(28,293)
Other income (expense)	27,582	33,047	(23,639)
Loss before income taxes	(632,618)	(421,686)	(802,738)
Income tax benefit	23,463	764,313	266,151
Net (loss) income	$(609,155)	$342,627	$(536,587)

Summary Cash Flow Data:
Net cash provided by operating activities	$1,787,607	$1,591,930	$617,523
Net cash used in investing activities	$(1,738,210)	$(1,413,310)	$(9,411,714)
Net cash provided by (used in) financing activities	$193,001	$(143,069)	$8,828,775

Key Performance Indicators:(1)
RMR	$346,751	$334,810	$327,948
Gross customer revenue attrition (percentage)(2)	13.3%	13.7%	14.8%
Adjusted EBITDA(3)	$2,453,497	$2,352,803	$1,532,889
Free Cash Flow(3)	$390,993	$225,361	$(336,672)
_______________________

(1)	Refer to the “—Key Performance Indicators” section for the definitions of these key performance indicators.

(2)	Gross customer revenue attrition for 2016 is presented on a pro forma basis for The ADT Corporation business.

(3)	Adjusted EBITDA and Free Cash Flow are non-GAAP measures. Refer to the “—Non-GAAP Measures” section for the definitions of these terms and reconciliations to the most comparable GAAP measures.
2018 Compared to 2017
Total Revenue
Monitoring and related services revenue increased by $81 million during 2018, which includes incremental revenue associated with acquisitions. The increase was primarily attributable to an increase in contractual monthly recurring fees for monitoring and other recurring services, which resulted from the addition of new customers and improvements in average pricing, partially offset by customer attrition. The improvement in average pricing was driven by the addition of new customers at higher rates, largely due to new subscribers generally selecting higher priced services as compared to our existing customers, as well as price escalations on our existing customer base. These factors also were a primary driver for the increase in RMR to $347 million as of December 31, 2018 from $335 million as of December 31, 2017. In addition, approximately 2% of the 4% increase in RMR was due to the Red Hawk Acquisition. Gross customer revenue attrition improved to 13.3% as of December 31, 2018 from 13.7% as of December 31, 2017 as a result of lower voluntary disconnects and lower disconnects due to non-paying customers.
Installation and other revenue increased by $186 million during 2018. This increase was primarily due to $153 million related to revenue from security equipment sold outright to customers, of which approximately $99 million related to incremental revenue associated with acquisitions. The remaining increase of $33 million was due to additional amortization of deferred subscriber acquisition revenue during 2018.
Cost of Revenue
Cost of revenue increased by $146 million during 2018. The increase in cost of revenue was primarily attributable to $118 million from installation costs associated with a higher volume of sales where security-related equipment is sold outright to customers, the majority of which is due to the incremental volume associated with acquisitions. The remaining increase is due to an increase in our field and maintenance service expenses, of which approximately $15 million is related to incremental expenses associated with acquisitions.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $38 million during 2018. The increase was related to $124 million associated with our equity compensation awards, which were impacted by the completion of our IPO, $11 million related to compensation arrangements associated with acquisitions, as well as other incremental general and administrative expenses associated with acquisitions. These increases were partially offset by:

(i)
decreases in financing and consent fees of $55 million due to fees of $9 million incurred during 2018 in connection with amendments and restatements to the First Lien Credit Agreement as compared to $64 million of fees incurred during 2017 in connection with the payment of the Special Dividend and amendments and restatements to the First Lien Credit Agreement;

(ii)	decreases in management consulting agreement fees of $19 million, which was terminated upon consummation of the IPO; and

(iii)	favorable legal settlements of $17.5 million due to two settlements during 2018.
Depreciation and Intangible Asset Amortization
Depreciation and intangible asset amortization increased by $68 million during 2018. This increase was primarily attributable to $100 million associated with the amortization of customer contracts acquired under the ADT Authorized Dealer Program, partially offset by a decrease in the amortization of trade names of $41 million primarily associated with the Protection One trade name, which became fully amortized in June 2018.

Merger, Restructuring, Integration, and Other
Merger, restructuring, integration, and other decreased by $68 million during 2018. This decrease was primarily due to the following: (i) a gain on fair value remeasurement of approximately $11 million on a strategic investment during 2018 compared to impairment charges of approximately $18 million on strategic investments during 2017; (ii) an $18 million decrease in restructuring efforts; and (iii) a $14 million decrease related to integration costs associated with acquisitions.
Goodwill Impairment
As part of our annual goodwill impairment tests during the fourth quarter of 2018, we determined that our goodwill related to the Canada reporting unit was impaired, which was primarily driven by the underperformance of the Canada reporting unit relative to expectations. Accordingly, we recorded a goodwill impairment loss of $88 million. We did not record a goodwill impairment loss in 2017.
Interest Expense, net
Net interest expense was primarily comprised of interest expense on our long-term debt and the dividend obligation associated with the Koch Preferred Securities and decreased by $70 million during 2018. The decrease in net interest expense was primarily driven by a reduction in interest expense of $47 million due to the redemption of $594 million aggregate principal amount of the Prime Notes in February 2018 and a reduction in interest expense of approximately $37 million due to the Koch Redemption in July of 2018. These decreases were partially offset by an increase of approximately $24 million due to an increase in interest rates on our variable-rate debt, including the impact of our interest rate swaps. Refer to the “—Liquidity and Capital Resources” section for further discussion regarding our debt and interest.
Loss on Extinguishment of Debt
Loss on extinguishment of debt in 2018 includes approximately $213 million associated with the Koch Redemption in July 2018, which related to the payment of the redemption premium and tax reimbursements, as well as the write-off of the unamortized discount and deferred financing costs. In addition, loss on extinguishment of debt includes approximately $62 million primarily associated with the partial redemption of the Prime Notes in February 2018, which related to the payment of the call premium, as well as the write-off of a portion of the unamortized deferred financing costs. Loss on extinguishment of debt in 2017 was not material.
Other Income (Expense)
During 2018, other income primarily includes $22 million of licensing fees, as well as a gain of $7.5 million from the sale of equity in a third party that we received as part of a settlement.
During 2017, other income primarily includes $24 million of foreign currency gains related to the conversion of intercompany loans that are denominated in Canadian dollars. During the first quarter of 2018, we designated certain of these intercompany loans to be of a long-term-investment nature and began recognizing the related foreign currency gains and losses in accumulated other comprehensive loss.
Income Tax Benefit
Income tax benefit was $23 million during 2018, resulting in an effective tax rate for the period of 3.7%. The effective tax rate reflects the reduced federal income tax rate of 21% as a result of Tax Reform, a 10.3% unfavorable impact from permanent non-deductible expenses, primarily associated with the Koch Preferred Securities, a 5.8% unfavorable impact from future non-deductible share-based compensation, a 3.7% unfavorable impact from non-deductible goodwill impairment loss, and a 3.2% unfavorable impact from state legislative changes, offset by a 3.8% favorable impact of tax adjustments related to prior year state returns filed in the first quarter of 2018.
Income tax benefit was $764 million in 2017, resulting in an effective tax rate for the period of 181.3%. The effective tax rate primarily reflects the favorable impact of Tax Reform offset by the unfavorable impact of permanent tax adjustments.
Tax Reform was signed into law on December 22, 2017. In response to Tax Reform, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which allowed companies to record provisional estimates of the effects of the legislative change, and a one-year measurement period to finalize the accounting of those effects. As of December 31, 2018, we completed the accounting for the tax effects of Tax Reform and recorded no material changes to the provisional estimates recorded in 2017.

The effective tax rates in 2018 and 2017 reflect the tax impact of permanent tax adjustments, state tax expense, changes in tax laws, and non-U.S. net earnings. The effective tax rate can vary from period to period due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, recurring factors such as changes in the overall effective state tax rate, as well as fluctuations in pre-tax income or loss. Discrete items and permanent tax adjustments will have a greater impact on the effective tax rate when pre-tax income or loss is lower. Refer to Note 7 “Income Taxes” in the Notes to Consolidated Financial Statements in Item 15 for further discussion.
2017 Compared to 2016
Total Revenue
Monitoring and related services revenue increased by $1,281 million during 2017. This increase was largely attributable to incremental revenue of approximately $1,168 million in 2017 associated with the ADT Acquisition and the amortization of deferred revenue as a result of the application of purchase accounting in connection with the ADT Acquisition that reduced revenue by $63 million during 2016.
The remainder of the increase was primarily attributable to an increase in contractual monthly recurring fees for monitoring and other recurring services, which resulted from the addition of new customers and improvements in average pricing, partially offset by customer attrition. The improvement in average pricing was driven by the addition of new customers at higher rates, largely due to new subscribers generally selecting higher priced services as compared to our existing customers, as well as price escalations on our existing customer base. These factors also were the primary driver for an increase in RMR to $335 million as of December 31, 2017 from $328 million as of December 31, 2016. Gross customer revenue attrition improved to 13.7% as of December 31, 2017 from 14.8% as of December 31, 2016 as a result of our enhanced focus on high quality customer additions through our disciplined customer selection process.
Installation and other revenue increased by $85 million during 2017. This increase primarily resulted from $49 million related to revenue from security equipment sold outright to customers in 2017, which includes approximately $10 million of incremental revenue associated with the operations of The ADT Corporation. Additionally, the increase in installation and other revenue includes $36 million of revenue related to the amortization of deferred installation revenue, which includes approximately $11 million of incremental deferred installation revenue associated with the operations of The ADT Corporation during 2017.
Cost of Revenue
Cost of revenue increased by $202 million during 2017. The increase in cost of revenue was primarily attributable to (i) an increase in field and maintenance service expenses of $89 million primarily associated with the operations of The ADT Corporation, including expenses incurred for service calls for customers who have maintenance contracts, and (ii) an increase in customer care expenses of $75 million primarily attributable to costs associated with the operations of The ADT Corporation, as well as investments associated with enhanced customer revenue attrition improvement initiatives, which was partially offset by reduced software license expenses related to a cloud computing accounting standard adopted in 2016. The remainder of the increase in cost of revenue was due to increased installation costs of approximately $38 million associated with a higher volume of sales where security-related equipment is sold outright to customers.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $350 million during 2017. The increase in selling, general and administrative expenses was primarily attributable to incremental expenses associated with The ADT Corporation business of approximately $324 million. The remainder of the increase, excluding the impact from the incremental expenses associated with The ADT Corporation business, was primarily due to (i) $64 million of financing and consent fees incurred in 2017 and (ii) an increase related to the amortization of deferred subscriber acquisition costs of approximately $25 million. These costs were partially offset by (i) decreases in general and administrative and advertising expenses of $31 million that were primarily the result of synergies associated with the ADT Acquisition and (ii) a decrease in radio conversion costs of $27 million.
Depreciation and Intangible Asset Amortization
Depreciation and intangible asset amortization increased by $630 million during 2017. This increase primarily related to depreciation and intangible asset amortization associated with the fair value of assets acquired in the ADT Acquisition, which primarily includes amortization of definite-lived intangible assets and depreciation of subscriber system assets. Additionally, the increase in depreciation and intangible asset amortization was also attributable to (i) an increase in amortization of customer contracts acquired under the ADT Authorized Dealer Program of $104 million, (ii) an increase in amortization of $42 million primarily associated with the Protection One trade name, which we began amortizing in July 2016, and (iii) amortization of software license expenses of $37 million related to the cloud computing accounting standard.
Merger, Restructuring, Integration, and Other
Merger, restructuring, integration, and other decreased by $329 million during 2017. This decrease was primarily due to merger costs of $311 million associated with the ADT Acquisition incurred during 2016 and a decrease in restructuring charges of $33 million due to charges incurred in 2016 primarily related to the severance of certain former executives and employees of The ADT Corporation in connection with the ADT Acquisition. These charges were partially offset by an increase in integration expenses primarily associated with the integration of The ADT Corporation business, as well as an increase in impairment charges related to our strategic investments.
Interest Expense, net
Net interest expense was primarily comprised of interest expense on our long-term debt and the dividend obligation associated with the Koch Preferred Securities and increased by $211 million during 2017. The increase in interest expense was primarily the result of an increase in borrowings to fund the ADT Acquisition, including the dividend obligation associated with the Koch Preferred Securities. Refer to the “—Liquidity and Capital Resources” section for further discussion regarding our debt and interest.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $4 million and $28 million during 2017 and 2016, respectively, and primarily related to the write-off of debt discount and issuance costs associated with amendments and restatements to our First Lien Credit Agreement, as well as the voluntary paydown of $260 million of the second lien term loan, as defined herein, in July and October 2016.
Other Income (Expense)
Other income (expense) was primarily attributable to net foreign currency gains of $24 million and losses of $16 million during 2017 and 2016, respectively, related to the conversion of intercompany loans that are denominated in Canadian dollars. Other expense during 2016 also includes a net loss on the settlement of derivative contracts that were executed to hedge future cash flows associated with the ADT Acquisition.
Income Tax Benefit
Income tax benefit was $764 million during 2017, resulting in an effective tax rate for the period of 181.3%. The effective tax rate for 2017 reflects the favorable impact of Tax Reform offset by the unfavorable impact of permanent tax adjustments.
Tax Reform was signed into law on December 22, 2017. The legislation, among other things, reduced the U.S. federal corporate income tax rate from 35.0% to 21.0%, imposed a mandatory one-time tax on accumulated earnings of foreign subsidiaries, imposed significant limitations on the deductibility of interest, allowed for the full expensing of capital expenditures, and put into effect the migration from a “worldwide” system of taxation to a modified territorial system. In response to Tax Reform, SAB 118 allowed companies to record provisional estimates of the effects of the legislative change, and a one-year measurement period to finalize the accounting of those effects. As of December 31, 2017, we had not finalized our analysis of the implications of this legislative change; however, our net deferred tax assets and liabilities were revalued at the newly enacted U.S. corporate rate, and provisional amounts associated with the legislative changes were recognized in our tax benefit in 2017. The total provisional amount recorded as of December 31, 2017 was $690 million and included a remeasurement of our net deferred tax assets and liabilities as well as the impact of the mandatory one-time tax on accumulated earnings of foreign subsidiaries. As of December 31, 2018, we completed the accounting for the tax effects of Tax Reform and recorded no material changes to the provisional estimates recorded in the 2017 financial statements.
Income tax benefit was $266 million during 2016, resulting in an effective tax rate for the period of 33.2%. The effective tax rate for 2016 primarily reflects the impact of permanent tax adjustments mainly related to non-deductible acquisition costs associated with the ADT Acquisition.
The effective tax rates for 2017 and 2016 reflect the tax impact of permanent tax adjustments, state tax expense, changes in tax laws, and non-U.S. net earnings. The effective tax rate can vary from period to period due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, recurring factors such as changes in the overall effective state tax rate, as well as fluctuations in pre-tax income or loss. Discrete items and permanent tax adjustments will have a greater impact on the effective tax rate when pre-tax income is lower. Refer to Note 7 “Income Taxes” in the Notes to Consolidated Financial Statements in Item 15 for further discussion.
NON-GAAP MEASURES
To provide investors with additional information in connection with our results as determined by GAAP, we disclose Adjusted EBITDA and Free Cash Flow as non-GAAP measures. These measures are not financial measures calculated in accordance with GAAP and should not be considered as a substitute for net income, operating income, cash flows, or any other measure calculated in accordance with GAAP, and may not be comparable to similarly titled measures reported by other companies.
Adjusted EBITDA
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
We define Adjusted EBITDA as net income or loss adjusted for (i) interest, (ii) taxes, (iii) depreciation and amortization, including depreciation of subscriber system assets and other fixed assets and amortization of dealer and other intangible assets, (iv) amortization of deferred costs and deferred revenue associated with subscriber acquisitions, (v) share-based compensation expense, (vi) purchase accounting adjustments under GAAP, (vii) merger, restructuring, integration, and other, (viii) goodwill impairment losses, (ix) financing and consent fees, (x) foreign currency gains/losses, (xi) losses on extinguishment of debt, (xii) radio conversion costs, (xiii) management fees and other charges, and (xiv) other non-cash items.
There are material limitations to using Adjusted EBITDA. Adjusted EBITDA does not take into account certain significant items, including depreciation and amortization, interest, taxes, and other adjustments which directly affect our net income or loss. These limitations are best addressed by considering the economic effects of the excluded items independently and by considering Adjusted EBITDA in conjunction with net income as calculated in accordance with GAAP. In addition, Adjusted EBITDA may be presented on a supplemental pro forma basis. Refer to the “—Supplemental Management’s Discussion and Analysis of Financial Condition and Results of Operations” section for further discussion regarding the presentation of supplemental pro forma financial information.
Free Cash Flow
We believe that the presentation of Free Cash Flow is appropriate to provide additional information to investors about our ability to repay debt, make other investments, and pay dividends.
We define Free Cash Flow as cash flows from operating activities less cash outlays related to capital expenditures. We define capital expenditures to include purchases of property, plant, and equipment; subscriber system asset additions and deferred subscriber installation costs; and accounts purchased through our network of authorized dealers or third parties outside of our authorized dealer network. These items are subtracted from cash flows from operating activities because they represent long-term investments that are required for normal business activities.
Free Cash Flow adjusts for cash items that are ultimately within management’s discretion to direct, and therefore, may imply that there is less or more cash that is available than the most comparable GAAP measure. Free Cash Flow is not intended to represent residual cash flow for discretionary expenditures since debt repayment requirements and other non-discretionary expenditures are not deducted. These limitations are best addressed by using Free Cash Flow in combination with the cash flows as calculated in accordance with GAAP.

Adjusted EBITDA
The table below reconciles Adjusted EBITDA to net (loss) income for the periods presented.

	Years Ended December 31,
(in thousands)	2018	2017	2016
Net (loss) income	$(609,155)	$342,627	$(536,587)
Interest expense, net	663,204	732,841	521,491
Income tax benefit	(23,463)	(764,313)	(266,151)
Depreciation and intangible asset amortization	1,930,929	1,863,299	1,232,967
Merger, restructuring, integration and other	(3,344)	64,828	393,788
Goodwill impairment	87,962	—	—
Financing and consent fees(1)	8,857	63,593	5,302
Foreign currency losses / (gains)(2)	3,228	(23,804)	16,042
Loss on extinguishment of debt	274,836	4,331	28,293
Amortization of deferred revenue fair value adjustment(3)	166	—	62,845
Other non-cash items	1,650	12,899	16,276
Radio conversion costs(4)	5,099	12,244	34,405
Amortization of deferred subscriber acquisition costs	59,928	51,491	16,769
Amortization of deferred subscriber acquisition revenue	(79,136)	(46,454)	(10,717)
Share-based compensation expense	135,012	11,276	4,625
Management fees and other charges(5)	(2,276)	27,945	13,541
Adjusted EBITDA	$2,453,497	$2,352,803	$1,532,889
___________________

(1)	In 2017, relates to fees incurred in connection with the Special Dividend and amendments and restatements related to the First Lien Credit Agreement.

(2)	Relates to the conversion of intercompany loans that are denominated in Canadian dollars to U.S. dollars.

(3)	Represents adjustments related to the fair value of deferred revenue under GAAP, primarily related to the ADT Acquisition in 2016 and the Red Hawk Acquisition in 2018.

(4)	Represents costs associated with upgrading cellular technology used in many of our security systems.

(5)
In 2018, primarily includes income of approximately $22 million of one-time licensing fees, as well as a gain of $7.5 million from the sale of equity in a third party that we received as part of a settlement during the second quarter of 2018 partially offset by $14 million in compensation arrangements related to acquisitions. In 2017 and 2016, primarily represents fees under a Management Consulting Agreement, which was terminated in connection with the consummation of the IPO.

2018 Compared to 2017
During 2018, Adjusted EBITDA increased by $101 million. This increase was primarily due to an increase in revenue from contractual monthly recurring fees for monitoring and other recurring services, as well as higher revenue on transactions in which security equipment is sold outright to customers partially offset by the associated costs. The remainder of this increase was attributable to a decrease in selling, general and administrative expenses, excluding items outside of our definition of Adjusted EBITDA.
2017 Compared to 2016
During 2017, Adjusted EBITDA increased by $820 million. This increase was primarily due to incremental revenue net of incremental costs associated with The ADT Corporation business. The remainder of this increase was attributable to revenue growth, excluding the impact of purchase accounting, and a decrease in selling, general and administrative expenses, excluding items outside of our definition of Adjusted EBITDA, partially offset by increase in cost of revenue.
Refer to the discussions above under “—Results of Operations” for further details.

Free Cash Flow
The table below reconciles Free Cash Flow to cash flows from operating activities for the periods presented.

	Years Ended December 31,
(in thousands)	2018	2017	2016
Net cash provided by operating activities	$1,787,607	$1,591,930	$617,523
Dealer generated customer accounts and bulk account purchases	(693,525)	(653,222)	(407,102)
Subscriber system assets and deferred subscriber installation costs	(576,290)	(582,723)	(468,594)
Capital expenditures	(126,799)	(130,624)	(78,499)
Free Cash Flow	$390,993	$225,361	$(336,672)
Cash Flows from Operating Activities
Refer to the discussion below under “—Liquidity and Capital Resources” for further details regarding cash flows from operating activities.
Cash Outlays Related to Capital Expenditures
Dealer generated customer accounts and bulk account purchases, subscriber system assets and deferred subscriber installation costs, and capital expenditures are included in cash flows from investing activities. Refer to the discussion below under “—Liquidity and Capital Resources” for further details regarding cash flows from investing activities.
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
We expect our ongoing sources of liquidity to include cash generated from operations, as well as borrowings under our revolving credit facility and the issuance of equity and/or debt securities as appropriate given market conditions. Our future cash needs are expected to include cash for operating activities, working capital, capital expenditures, strategic investments, periodic principal and interest payments on our debt, and potential dividend payments to our stockholders. We may, from time to time, seek to repay, redeem, repurchase, or refinance our indebtedness, or seek to retire or purchase our outstanding securities through cash purchases in the open market or through privately negotiated transactions or through a 10b5-1 repurchase plan or otherwise, and any such transactions may involve material amounts. We believe our cash position, borrowing capacity available under our revolving credit facilities, and cash provided by operating activities are, and will continue to be, adequate to meet our operational and business needs in the next twelve months as well as our long-term liquidity needs.
Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, as well as make acquisitions, will depend on our future operating performance, which is subject to future general economic, financial, business, competitive, legislative, regulatory, and other conditions, many of which are beyond our control. See “—Risk Factors–Risks Related to Our Business.” Changes in our operating plans, material changes in anticipated sales, increased expenses, acquisitions, or other events may cause us to seek equity and/or debt financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and subject us to additional covenants and operating restrictions.
We are a highly leveraged company with significant debt service requirements. As of December 31, 2018, we had $363 million in cash and cash equivalents and $350 million available under our revolving credit facility. The carrying value of total debt outstanding was $10,002 million as of December 31, 2018. On February 15, 2019, we entered into an additional first lien revolving credit agreement with an aggregate available commitment of up to $50 million maturing on March 16, 2023.

Initial Public Offering
In January 2018, in connection with the consummation of our IPO, we received net proceeds of $1,406 million, after deducting underwriting discounts, commissions, and offering expenses.
On February 21, 2018, we used approximately $649 million of the proceeds from the IPO to redeem $594 million aggregate principal amount of the Prime Notes and pay the related call premium.
On July 2, 2018, we redeemed the original stated value of $750 million of the Koch Preferred Securities for total consideration of approximately $949 million using proceeds from the IPO and cash on hand. The total consideration paid includes approximately $103 million related to the redemption premium and tax reimbursements, as well as $96 million related to the accumulated dividend obligation on the Koch Preferred Securities. We recognized a loss on extinguishment of debt of $213 million as a result of the redemption. The dividend obligation incurred on the Koch Preferred Securities was $51 million, $86 million, and $53 million in 2018, 2017, and 2016, respectively. The remaining proceeds from the IPO were used to pay IPO related fees and expenses and for general corporate purposes.
Long-Term Debt
As of December 31, 2018, we have the following outstanding debt balances (excluding capital leases, deferred financing costs, discount, and fair value adjustments):

Debt Description	Issued	Maturity	Interest Rate	Interest Payable	Principal
First Lien Term B-1 Loan	5/2/2016	5/2/2022	LIBOR +2.75%	Quarterly	$3,924,438
Prime Notes	5/2/2016	5/15/2023	9.250%	5/15 and 11/15	$2,546,000
ADT Notes due 2020	12/18/2014	3/15/2020	5.250%	3/15 and 9/15	$300,000
ADT Notes due 2021	10/1/2013	10/15/2021	6.250%	4/15 and 10/15	$1,000,000
ADT Notes due 2022	7/5/2012	7/15/2022	3.500%	1/15 and 7/15	$1,000,000
ADT Notes due 2023	1/14/2013	6/15/2023	4.125%	6/15 and 12/15	$700,000
ADT Notes due 2032	5/2/2016	7/15/2032	4.875%	1/15 and 7/15	$728,016
ADT Notes due 2042	7/5/2012	7/15/2042	4.875%	1/15 and 7/15	$21,896
Total					$10,220,350
First Lien Credit Agreement
Concurrently with the consummation of the Formation Transactions, we entered into a first lien credit agreement, which has since been amended and restated on May 2, 2016, June 23, 2016, December 28, 2016, February 13, 2017, June 29, 2017, March 16, 2018, and December 3, 2018 (together with these subsequent amendments and restatements, the “First Lien Credit Agreement”). The First Lien Credit Agreement consists of the following:

•	As of December 31, 2018, the First Lien Term B-1 Loan has an outstanding aggregate principal balance of $3,924 million, which represents the following events:

◦	July 1, 2015 - $1,095 million of borrowings in connection with the Formation Transactions;

◦	May 2, 2016 - $1,555 million of borrowings in connection with the ADT Acquisition;

◦	June 23, 2016 - $125 million of borrowings in order to payoff and terminate a second lien term loan;

◦	February 13, 2017 - $800 million of borrowings in order to fund the Special Dividend;

◦	December 3, 2018 - $425 million of borrowings in order to partially fund the Red Hawk Acquisition and to fund the partial redemption of the Prime Notes in February 2019; and

◦	Reduced by regularly scheduled quarterly principal payments.
The First Lien Term B-1 Loan requires scheduled quarterly payments equal to 0.25% of the aggregate outstanding principal amount, or approximately $10 million per quarter, with the remaining balance payable at maturity. In addition, we are required to make annual prepayments on the outstanding First Lien Term B-1 Loan with a percentage of our excess cash flow, as defined in the First Lien Credit Agreement, if our excess cash flow exceeds a certain specified threshold. We are not currently required to make any annual prepayments based on our excess cash flow. We may make voluntarily prepayments on the First Lien Term B-1 Loan at any time prior to maturity at par. The First Lien Term B-1 Loan has a variable interest rate calculated as, at our option, either (a) LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs (“Adjusted LIBOR”) with a floor of 1.00%, or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50% per annum, (ii) the prime rate published by The Wall Street Journal, and (iii) one-month adjusted LIBOR plus 1.00% per annum (“Base Rate”), in each case, plus the applicable margin of 2.75% for Adjusted LIBOR loans and 1.75% for Base Rate loans. We have interest rate swap contracts with the objective of managing exposure to variability in interest rates on our debt.

•
The First Lien Credit Agreement includes a first lien revolving credit facility with an aggregate available commitment of up to $350 million through March 16, 2023 (“First Lien Revolving Credit Facility”). As of December 31, 2018, there were no outstanding amounts under the First Lien Revolving Credit Facility.

Borrowings under the First Lien Revolving Credit Facility will bear interest at a rate equal to, at our option, either (a) Adjusted LIBOR, or (b) the Base Rate, plus the applicable margin of 2.75% for Adjusted LIBOR loans and 1.75% for Base Rate loans. Additionally, we are required to pay a commitment fee between 0.375% and 0.50% (determined based on a net first lien leverage ratio) with respect to the unused commitments under the First Lien Revolving Credit Facility.
Prime Notes
As of December 31, 2018, the Prime Notes have an outstanding balance of $2,546 million. which represents the following events:

•	May 2, 2016 - $3,140 million of borrowings in connection with the ADT Acquisition; and

•	February 21, 2018 - $594 million of the aggregate principal amount was voluntarily redeemed at a price of $649 million using proceeds from the IPO
The Prime Notes are due at maturity, however, may be redeemed at our option as follows:

•
Prior to May 15, 2019, in whole at any time or in part from time to time, (a) at a redemption price equal to 100% of the principal amount of the Prime Notes redeemed, plus a make-whole premium and accrued and unpaid interest as of, but excluding, the redemption date or (b) for up to 40% of the original aggregate principal amount of the Prime Notes and in an aggregate amount equal to the net cash proceeds of any equity offerings, at a redemption price equal to 109.250%, plus accrued and unpaid interest, so long as at least 50% of the original aggregate principal amount of the Prime Notes shall remain outstanding after each such redemption.

•
On or after May 15, 2019, in whole at any time or in part from time to time, at a redemption price equal to 104.625% of the principal amount of the Prime Notes redeemed and accrued and unpaid interest as of, but excluding, the redemption date. The redemption price decreases to 102.313% on or after May 15, 2020, and decreases to 100.000% on or after May 15, 2021.

On February 1, 2019, we redeemed $300 million aggregate principal amount of the outstanding Prime Notes for a total redemption price of $319 million. Following the partial redemption, the aggregate outstanding principal amount of the Prime Notes was $2,246 million.
ADT Notes
In connection with the ADT Acquisition, we entered into supplemental indentures to notes originally issued by The ADT Corporation (collectively, the “ADT Notes”) providing for each series of ADT Notes to benefit from (i) guarantees by substantially all of our domestic subsidiaries and (ii) first-priority senior security interests, subject to permitted liens, in substantially all of the existing and future assets of our domestic subsidiaries. As a result, these notes remained outstanding and became obligations of ours.
In connection with the ADT Acquisition, $718 million aggregate principal amount of the existing ADT Notes due 2042 were exchanged for new ADT Notes due 2032. In August 2016, an additional $10 million of the ADT Notes due 2042 were exchanged for ADT Notes due 2032 pursuant to a second supplemental indenture and constitute part of the same series of notes as the $718 million of the ADT Notes due 2032.
We may redeem the ADT Notes, in whole at any time or in part from time to time, at a redemption price equal to the principal amount of the notes to be redeemed, plus a make-whole premium, plus accrued and unpaid interest as of, but excluding, the redemption date.

Debt Covenants
The First Lien Credit Agreement and indentures associated with the borrowings above contain certain covenants and restrictions that limit our ability to, among other things, incur additional debt or issue certain preferred equity interests; create liens on certain assets; make certain loans or investments (including acquisitions); pay dividends on or make distributions in respect of the capital stock or make other restricted payments; consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets; sell assets; enter into certain transactions with affiliates; enter into sale-leaseback transactions; restrict dividends from our subsidiaries or restrict liens; change our fiscal year; and modify the terms of certain debt or organizational agreements.
We are also subject to a springing financial maintenance covenant under the First Lien Credit Agreement, which requires us to not exceed a specified first lien leverage ratio at the end of each fiscal quarter if the testing conditions are satisfied. The covenant is tested if the outstanding loans under the First Lien Revolving Credit Facility, subject to certain exceptions, exceed 30% of the total commitments under the First Lien Revolving Credit Facility at the testing date (i.e., the last day of any fiscal quarter).
Additionally, upon the occurrence of specified change of control events, we must offer to purchase the Prime Notes and ADT Notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the purchase date.
As of December 31, 2018, we were in compliance with all financial covenant and other maintenance tests for all our debt obligations.
Dividends
Our board of directors declared the following cash dividends on our common stock in 2018:

Declared Date	Dividend per Share	Record Date	Payment Date
March 15, 2018	$0.035	March 26, 2018	April 5, 2018
May 9, 2018	$0.035	June 25, 2018	July 10, 2018
August 8, 2018	$0.035	September 18, 2018	October 2, 2018
November 7, 2018	$0.035	December 14, 2018	January 4, 2019
During 2018, we declared dividends of $107 million (or $0.14 per share), of which $79 million was paid. During 2017, we declared and paid $750 million (or $1.17 per share) related to the Special Dividend. There were no dividends declared or paid in 2016.
Effective March 11, 2019, we declared a cash dividend on our common stock of $0.035 per share payable to common stockholders of record on April 2, 2019. This dividend will be paid on April 12, 2019.
Dividend Reinvestment Plan and Share Repurchase Program
On February 27, 2019, we approved a dividend reinvestment plan (“DRIP”) which will allow stockholders to designate all or a portion of the cash dividends on their shares of common stock for reinvestment in additional shares of our common stock. In addition, on February 27, 2019 we approved a share repurchase program which will permit us to repurchase up to $150 million of our shares of common stock through February 27, 2021. We may effect these repurchases pursuant to one or more trading plans to be adopted in accordance with Securities Exchange Act Rule 10b5‐1, in privately negotiated transactions, in open market transactions or pursuant to an accelerated share repurchase program. We intend to conduct the share repurchase program in accordance with Securities Exchange Act Rule 10b-18. We are not obligated to repurchase any of our shares of common stock and the timing and amount of any repurchases will depend on legal requirements, market conditions, stock price, alternative uses of capital, and other factors.

Cash Flow Analysis
The following table is a summary of our cash flow activity for the periods presented:

	Years Ended December 31,
(in thousands)	2018	2017	2016
Net cash provided by operating activities	$1,787,607	$1,591,930	$617,523
Net cash used in investing activities	$(1,738,210)	$(1,413,310)	$(9,411,714)
Net cash provided by (used in) financing activities	$193,001	$(143,069)	$8,828,775
Cash Flows from Operating Activities
During 2018, cash flows provided by operating activities increased by approximately $196 million compared to 2017 due to the following: (i) an increase in revenue from contractual monthly recurring fees for monitoring and other recurring services; (ii) an increase in revenue from transactions in which security equipment is sold outright to customers partially offset by the associated costs; (iii) a decrease in cash paid related to acquisition, integration, and restructuring costs associated with the ADT Acquisition; and (iv) a decrease in cash paid of $55 million for fees associated with the Special Dividend and fees in connection with amendments and restatements to the First Lien Credit Agreement. These increases in cash flows provided by operating activities were partially offset by a net increase in cash interest paid of $27 million due to the Koch Redemption and higher interest rates on variable-rate debt, including the impact of interest rate swaps, partially offset by a decrease in cash interest paid due to the partial redemption of the Prime Notes in 2018. The remainder of the increase in cash flows provided by operating activities relates to changes in assets and liabilities due to the volume and timing of other operating cash receipts and payments with respect to when the transactions are reflected in earnings.
During 2017, cash flows provided by operating activities increased by approximately $974 million compared to 2016 based on the activity described below.
Net cash provided by operating activities for 2017 resulted from $1,550 million of net income, exclusive of depreciation and intangible assets amortization and other non-cash items, and reflects: (i) cash interest paid of $661 million, (ii) cash paid of $64 million for fees associated with the Special Dividend and fees in connection with amendments and restatements to the First Lien Credit Agreement, (iii) restructuring payments of $25 million and integration payments of $21 million primarily associated with the ADT Acquisition, (iv) cash paid for fees under the Management Consulting Agreement of $20 million, (v) cash paid for radio conversion costs of $13 million, and (vi) other cash payments of $10 million. The remainder relates to changes in assets and liabilities due to the volume and timing of other operating cash receipts and payments.
Net cash provided by operating activities for 2016 resulted from $620 million of net income, exclusive of depreciation and intangible assets amortization and other non-cash items, and reflects: (i) cash interest paid of $431 million, (ii) transaction costs of $347 million associated with the ADT Acquisition, (iii) cash paid of $29 million for fees in connection with amendments and restatements to the First Lien Credit Agreement, (iv) cash paid for radio conversion costs of $43 million, (v) restructuring payments of $52 million primarily associated with the ADT Acquisition, (iv) other cash payments of $28 million that are primarily related to integration costs of $13 million, management consulting fees of $13 million, and $2 million of other items. The remainder relates to changes in assets and liabilities due to the volume and timing of other operating cash receipts and payments.
Refer to the discussions above under “—Results of Operations” for further details.
Cash Flows from Investing Activities
We make certain investments in our business that are intended to grow our customer base, enhance the overall customer experience, improve the productivity of our field workforce, and support greater efficiency of our back-office systems and our customer care centers.
During 2018, cash flows used in investing activities increased by approximately $325 million compared to 2017 due to the following: (i) an increase in cash used for business acquisitions, net of cash acquired, of $289 million primarily due to the Red Hawk Acquisition in 2018; and (ii) an increase in dealer generated customer accounts and bulk account purchases of $40 million due to an increase in volume purchased and average cost.
During 2017, cash flows used in investing activities decreased by approximately $7,998 million compared to 2016 due to the following: (i) a decrease in cash used for business acquisitions, net of cash acquired, of $8,438 million due to the ADT Acquisition in 2016; (ii) an increase in dealer generated customer accounts and bulk account purchases of $246 million; (iii) an increase in subscriber system asset additions of $114 million; and (iv) an increase in capital expenditures of $52 million. The increase in dealer generated customer accounts and bulk account purchases, subscriber system asset additions, and capital expenditures is due to incremental volume as a result of the timing of the ADT Acquisition in 2016. Additionally, we received net proceeds of $42 million from the termination of derivative financial instruments related to the ADT Acquisition during 2016.
Cash Flows from Financing Activities
During 2018, net cash provided by financing activities was primarily attributable to net proceeds from the IPO of $1,406 million, after deducting related fees, offset by net repayments on our long-term borrowings of $1,130 million and dividend payments on our common stock of $79 million. The net repayments on our long-term borrowings include the redemption of the Koch Preferred Securities of $853 million and the repayment of long-term borrowings of $700 million primarily due to the partial redemption of the Prime Notes, offset by net proceeds of $423 million from additional long-term borrowings.
During 2017, net cash used in financing activities was primarily attributable to dividend payments of $750 million, offset by net proceeds from long-term borrowings of $619 million. The net proceeds from long-term borrowings includes $800 million from additional long-term borrowings, partially offset by repayments of $140 million under our revolving credit facility, principal paydowns of $27 million, and capital lease payments of $14 million.
During 2016, net cash provided by financing activities was primarily attributable to proceeds from borrowings and equity capital contributions, as well as proceeds from the issuance of the Koch Preferred Securities, to fund the ADT Acquisition. The proceeds, as well as repayments of long-term borrowings, were primarily attributable to the amendments and restatements to the First Lien Credit Agreement. Additionally, repayments of long-term borrowings include $260 million of voluntary prepayments of the outstanding principal balance of a second lien term loan, as well as a $22 million paydown of the outstanding balance on a revolving credit facility. We also incurred approximately $104 million in deferred financing costs associated with the long-term borrowings and the issuance of the Koch Preferred Securities and paid $35 million primarily associated with escrow payments to former ASG and Protection One shareholders.
COMMITMENTS AND CONTRACTUAL OBLIGATIONS
The following table provides a summary of our commitments and contractual obligations for debt, leases, and other purchase obligations as of December 31, 2018.

(in thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Debt principal(1)	$39,841	$339,841	$1,039,841	$4,804,791	$3,246,000	$750,036	$10,220,350
Interest payments(2)	622,300	621,221	613,068	409,645	160,604	339,698	2,766,536
Operating leases(3)	40,192	31,885	26,336	22,751	16,731	17,727	155,622
Capital leases(4)	20,604	16,735	10,728	5,386	696	—	54,149
Purchase obligations(5)	64,791	10,643	5,025	1,013	1,013	1,013	83,498
Total	$787,728	$1,020,325	$1,694,998	$5,243,586	$3,425,044	$1,108,474	$13,280,155

______________________

(1)
Represents the contractual principal payments of our debt obligations as of December 31, 2018, and excludes capital lease obligations, discounts, deferred financing costs, and purchase accounting fair value adjustments. Refer to Note 5 “Debt” in the Notes to Consolidated Financial Statements in Item 15 for further discussion.

(2)
Represents the estimated interest payments on our debt obligations as of December 31, 2018. Interest payments on our fixed-rate debt are calculated based on the contractual terms. Interest payments on our variable-rate debt, including the effects of our interest rate swaps, are calculated based on a forward LIBOR curve (or floor, whichever is higher) plus the applicable margin in effect as of December 31, 2018. Refer to Note 5 “Debt” in the Notes to Consolidated Financial Statements in Item 15 for further discussion.

(3)
Represents the minimum lease payments under non-cancelable operating leases as of December 31, 2018. Some agreements have renewal options. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating leases. Refer to Note 8 “Commitments and Contingencies” in the Notes to Consolidated Financial Statements in Item 15 for further discussion.

(4)
Represents the principal and interest payments on our capital lease obligations as of December 31, 2018. Refer to Note 8 “Commitments and Contingencies” in the Notes to Consolidated Financial Statements in Item 15 for further discussion.

(5)
Represents contractual obligations for purchases of goods or services, including purchase orders, related to agreements entered into in the ordinary course of business that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction as of December 31, 2018. Refer to Note 8 “Commitments and Contingencies” in the Notes to Consolidated Financial Statements in Item 15 for further discussion.

We have not included in the contractual obligations table approximately $80 million of unrecognized tax benefits, excluding interest and penalties, relating to various tax positions we have taken. These liabilities may increase or decrease over time primarily as a result of tax examinations, and given the status of the examinations, we cannot reliably estimate the period of any cash settlement with the respective taxing authorities. Refer to Note 7 “Income Taxes” in the Notes to Consolidated Financial Statements in Item 15 for further discussion. In addition, we have not included the minimum required contributions to our defined benefit plans as the aggregate contributions are not material. Refer to Note 11 “Retirements Plans” in Notes to Consolidated Financial Statements in Item 15 for further discussion.
As of December 31, 2018, our guarantees totaled $54 million and primarily related to standby letters of credit on our insurance programs.
OFF-BALANCE SHEET ARRANGEMENTS
As of December 31, 2018, our guarantees totaled $54 million and primarily related to standby letters of credit on our insurance programs. We do not have any other material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The accompanying consolidated financial statements are prepared in accordance with GAAP, which requires us to select accounting policies and make estimates that affect the reported amount of assets, liabilities, revenue, and expenses, and the related disclosure of contingent assets and contingent liabilities. Management’s estimates are based on the relevant information available at the end of each period. Actual results could differ materially from these estimates under different assumptions or market conditions. The following accounting policies are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties.
Revenue Recognition
ASU 2014-09, Revenue from Contracts with Customers, and related amendments, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. We adopted this new standard and its related amendments effective on January 1, 2018 using the modified retrospective transition method, whereby the cumulative effect of initially applying the new standard is recognized as an adjustment to the opening balance of stockholders’ equity. Results for reporting periods beginning on or after January 1, 2018 are presented under this new standard, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period.
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
As of January 1, 2018, due to the cumulative impact of adopting this new standard, we recorded a net increase to the opening balance of stockholders’ equity of $34 million, which is net of tax of $12 million.
We generate revenue primarily through contractual monthly recurring fees received for monitoring and related services provided to customers. In transactions in which we provide monitoring and related services but retain ownership of the security systems, our performance obligations primarily include monitoring, related services (such as maintenance agreements), and a material right associated with the non-refundable fees received in connection with the initiation of a monitoring contract (referred to as deferred subscriber acquisition revenue) that the customer will not need to pay upon a renewal of the contract. The portion of the transaction price associated with monitoring and related services revenue is recognized as those services are provided and is reflected in monitoring and related services revenue in the Consolidated Statements of Operations.
Deferred subscriber acquisition revenue is deferred and reported as deferred subscriber acquisition revenue in the Consolidated Balance Sheets upon initiation of a monitoring contract. Deferred subscriber acquisition revenue is amortized in pools into installation and other revenue in the Consolidated Statements of Operations over the estimated life of the customer relationship using an accelerated method consistent with the amortization of subscriber system assets and deferred subscriber acquisition costs associated with the transaction.
In transactions involving security systems that are sold outright to the customer, our performance obligations generally include monitoring, related services, and the sale and installation of the security systems. For such arrangements, we allocate a portion of the transaction price to each performance obligation based on a relative standalone selling price. Revenue associated with the sale and installation of security systems is recognized once installation is complete and is reflected in installation and other revenue in the Consolidated Statements of Operations. Revenue associated with monitoring and related services is recognized as those services are provided and is reflected in monitoring and related services revenue in the Consolidated Statements of Operations.

Early termination of the contract by the customer results in a termination charge in accordance with the contract terms. Contract termination charges are recognized in monitoring and related services revenue in the Consolidated Statements of Operations when collectability is probable. Amounts collected from customers for sales and other taxes are reported net of the related amounts remitted.
Customer billings for services not yet rendered are deferred and recognized as revenue as services are provided. These fees are recorded as current deferred revenue in the Consolidated Balance Sheets as we expect to satisfy any remaining performance obligations, as well as recognize the related revenue, within the next twelve months. Accordingly, we have applied the practical expedient regarding deferred revenue to exclude the value of remaining performance obligations if (i) the contract has an original expected term of one year or less or (ii) we recognize revenue in proportion to the amount it has the right to invoice for services performed.
Subscriber System Assets, net and Deferred Subscriber Acquisition Costs, net
We capitalize certain costs associated with transactions in which we retain ownership of the security system as well as incremental selling expenses related to acquiring customers. These costs include equipment, installation costs, and other incremental costs. Subscriber system assets represent capitalized equipment and installation costs incurred in connection with transactions in which we retain ownership of the security system. Upon customer termination, we may retrieve such assets. These assets have a probable future economic benefit for us as they contribute to the generation of future monitoring and related services revenue for us. Deferred subscriber acquisition costs, net represent incremental selling expenses (primarily commissions) related to acquiring customers.
Subscriber system assets and any related deferred subscriber acquisition costs resulting from customer acquisitions are accounted for using pools based on the month and year of acquisition. We amortize our pooled subscriber system assets and related deferred subscriber acquisition costs using an accelerated method over the estimated life of the customer relationship, which is 15 years. We periodically perform lifing studies to estimate the expected life of the customer relationship and the attrition pattern of our customers. The lifing studies are based on historical customer terminations and are used to establish the amortization rates of our customer account pools in order to reflect the pattern of future benefit. The results of the lifing studies indicate that we can expect attrition to be the greatest in the initial years of asset life; therefore, an accelerated method best matches the future amortization cost with the estimated revenue stream from these customer pools. In order to align the amortization of subscriber system assets and related deferred costs to the pattern in which their economic benefits are consumed, the accelerated method utilizes an average declining balance rate of approximately 250% and converts to straight-line methodology when the resulting amortization charge is greater than that from the accelerated method, resulting in an average amortization of approximately 55% of the pool within the first five years, 25% within the second five years, and 20% within the final five years.
Definite-Lived Intangible Assets
Definite-lived intangible assets primarily include contracts and related customer and dealer relationships that originated from the Formation Transactions and the ADT Acquisition as well as contracts with customers purchased under the ADT Authorized Dealer Program, or from other third parties.
The amortizable life and method of amortization of our contracts and related customer relationships acquired as part of the Formation Transactions and the ADT Acquisition are based on management estimates about the amounts and timing of expected future revenue from customer accounts and average customer account life as of the Formation Transactions and the ADT Acquisition. The amortizable life and method of amortization of our dealer relationships are based on management estimates about the longevity of the underlying dealer network and the attrition of those respective dealers that existed as of the Formation Transactions and the ADT Acquisition. Contracts and related customer relationships acquired as part of the Red Hawk Acquisition are amortized over a period of 10 to 15 years on a straight-line basis. Other definite-lived intangible assets are amortized over a period of up to 10 years on a straight-line basis.
We maintain agreements with a network of third-party independent alarm dealers who sell alarm equipment and ADT Authorized Dealer-branded monitoring and interactive services to end users. The dealers in this program generate new end-user contracts with customers which we have the right, but not the obligation, to purchase from the dealer. Purchases of contracts with customers under the ADT Authorized Dealer Program, or from other third parties, are considered asset acquisitions and are recorded at their contractually determined purchase price. We may charge back the purchase price of any end-user contract if the contract is canceled during the charge-back period, which is generally twelve to fifteen months from the date of purchase. We record the amount of the charge back as a reduction to the purchase price.
Purchases of contracts with customers under the ADT Authorized Dealer Program, or from other third parties, are accounted for using pools based on the month and year of acquisition. We amortize our pooled contracts with customers using an accelerated method over the estimated life of the customer relationship, which is 15 years. The accelerated method for amortizing these contracts utilizes an average declining balance rate of approximately 300% and converts to straight-line methodology when the resulting amortization charge is greater than that from the accelerated method, resulting in an average amortization of approximately 65% of the pool within the first five years, 25% within the second five years, and 10% within the final five years.
Long-Lived Asset Impairments
We review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset or asset group may not be fully recoverable. We group assets at the lowest level for which cash flows are separately identified. Recoverability is measured by a comparison of the carrying value of the asset group to its expected future undiscounted cash flows. If the expected future undiscounted cash flows are less than the carrying value, an impairment loss is recognized based on the amount by which the carrying value exceeds the fair value, less the cost to sell, of the asset group. The calculation of the fair value, less cost to sell, of an asset group is based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.
Goodwill and Indefinite-Lived Intangible Assets Impairment
Goodwill and indefinite-lived intangible assets are not amortized and are tested for impairment at least annually as of the first day of the fourth quarter of each year and more often if an event occurs or circumstances change which indicate it is more-likely-than-not that fair value is less than carrying amount. The annual impairment tests of goodwill and indefinite-lived intangible assets may be completed through qualitative assessments. We may elect to bypass the qualitative assessment and proceed directly to a quantitative impairment test for any reporting unit or indefinite-lived intangible asset in any period. We may resume the qualitative assessment for any reporting unit or indefinite-lived intangible asset in any subsequent period.
Goodwill
Under a qualitative approach, the impairment test for goodwill consists of an assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying amount. If we elect to bypass the qualitative assessment for any reporting unit, or if a qualitative assessment indicates it is more-likely-than-not that the estimated carrying value of a reporting unit exceeds its fair value, we proceed to a quantitative approach.
Under a quantitative approach, we estimate the fair value of the reporting unit and compare it to its carrying amount. If the carrying amount exceeds fair value, an impairment loss is recognized in an amount equal to that excess. The fair value of a reporting unit is determined using the income approach which discounts projected cash flows using market participant assumptions. The discounted cash flow methodology includes significant assumptions including, but not limited to, forecasted revenue, operating profit margins, operating expenses, cash flows, perpetual growth rates, and long-term discount rates. The resulting fair value under a quantitative approach is sensitive to changes in the underlying assumptions. In developing these assumptions, we rely on various factors including operating results, business plans, economic projections, anticipated future cash flows, and other market data. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying judgments and factors and ultimately impact the estimated fair value determinations may include such items as a prolonged downturn in the business environment, changes in economic conditions that significantly differ from our assumptions in timing or degree, volatility in equity and debt markets resulting in higher discount rates, and unexpected regulatory changes. As a result, there are inherent uncertainties related to these judgments and factors in applying them to the goodwill impairment test.
As of December 31, 2018, we have approximately $200 million of goodwill allocated to our Canada reporting unit, which reflects a goodwill impairment loss of $88 million recorded due to its underperformance in 2018. During the fourth quarter there were changes to the Canadian leadership team and also revisions to our outlook for the reporting unit completed as part of our annual budgeting process. As a result of the goodwill impairment loss, the carrying value of the Canada reporting unit approximates its fair value, and as such, is considered at risk of future impairment. If our assumptions are not realized, or if there are changes in any of the assumptions in the future due to a change in economic conditions, it is possible that an impairment charge may need to be recorded in the future. Our other reporting units are not considered at risk due to the excess of their fair values over their carrying values. Refer to Note 4 “Goodwill and Other Intangible Assets” in the Notes to Consolidated Financial Statements in Item 15 for further discussion.
Indefinite-Lived Intangible Assets
Under a qualitative approach, the impairment review for an indefinite-lived intangible asset consists of an assessment of whether it is more-likely-than-not that an asset’s fair value is less than its carrying amount. If we elect to bypass the qualitative assessment for any indefinite-lived intangible asset, or if a qualitative assessment indicates it is more-likely-than-not that the estimated carrying value of such asset exceeds its fair value, we proceed to a quantitative approach.

Under a quantitative approach, we estimate the fair value of the asset and compare it to its carrying amount. If the carrying amount exceeds fair value, an impairment loss is recognized in an amount equal to that excess. The fair value of an indefinite-lived intangible asset is determined based on the nature of the underlying asset. Our only indefinite-lived intangible asset is the ADT trade name. The fair value of the ADT trade name is determined under a relief from royalty method, which is an income approach that estimates the cost savings that accrue to us that we would otherwise have to pay in the form of royalties or license fees on revenue earned through the use of the asset. The utilization of the relief from royalty method requires us to make significant assumptions including revenue growth rates, the implied royalty rate, and the discount rate.
Business Combinations
We account for business combinations under the acquisition method of accounting. The assets acquired and liabilities assumed in connection with business acquisitions are recorded at the date of acquisition at their estimated fair values, with any excess of the purchase price over the estimated fair values of the net assets acquired recorded as goodwill. Significant judgment is required in estimating the fair value of assets acquired and liabilities assumed and in assigning their respective useful lives. Accordingly, we may engage third-party valuation specialists to assist in these determinations. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management but are inherently uncertain.
Loss Contingencies
We record accruals for losses that we believe are probable to occur and are reasonably estimable. These accruals are based on judgment, the probability of losses, and where applicable, the consideration of opinions of internal and/or external legal counsel and actuarially determined estimates. Legal costs in connection with claims and lawsuits in the ordinary course of business are expensed as incurred. Additionally, we record insurance recovery receivables from third-party insurers when recovery has been determined to be probable.
Income Taxes
Our federal income tax accounts are determined on a consolidated return basis for U.S. entities and on a standalone basis for Canadian entities.
We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. In determining taxable income for our consolidated financial statements, we must make certain estimates and judgments. These estimates and judgments affect the calculation of certain tax liabilities and the determination of the recoverability of certain of the deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. We record the effect of a tax rate or law change on our deferred tax assets and liabilities in the period of enactment. Future tax rate or law changes could have a material effect on our results of operations, financial condition, or cash flows.
In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including our past operating results, the existence of cumulative losses in the most recent years, and our forecast of future taxable income. In estimating future taxable income, we develop assumptions, including the amount of future pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage its underlying businesses.
We recognize positions taken or expected to be taken in a tax return in the financial statements when it is more likely than-not (i.e., a likelihood of more than 50%) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit with greater than 50% likelihood of being realized upon ultimate settlement. We record liabilities for positions that have been taken but do not meet the more-likely-than-not recognition threshold. We adjust the liabilities for unrecognized tax benefits in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a change to the estimated income taxes.
Tax Reform was signed into law on December 22, 2017. The legislation, among other things, reduced the U.S. federal corporate income tax rate from 35% to 21%, imposed a mandatory one-time tax on accumulated earnings of foreign subsidiaries, imposed significant limitations on the deductibility of interest, allowed for the full expensing of capital expenditures, and put into effect the migration from a “worldwide” system of taxation to a modified territorial system. In response to Tax Reform, the SEC issued SAB 118 that allowed companies to record provisional estimates of the effects of the legislative change, and a one-year measurement period to finalize the accounting of those effects. The total provisional amount recorded in 2017 was $690 million and included a remeasurement of our net deferred tax assets and liabilities as well as the impact of the mandatory one-time tax on accumulated earnings of foreign subsidiaries. As of December 31, 2018, we have completed the accounting for the tax effects of this legislative change, and recorded no material changes to the provisional estimates recorded in 2017.
ACCOUNTING PRONOUNCEMENTS
Refer to Note 1 “Description of Business and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in Item 15 for further discussion about recent accounting pronouncements.
SUPPLEMENTAL MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
We believe this section provides additional information to investors about our financial performance in a manner consistent with how management views our performance. The presentation of unaudited supplemental pro forma results is for informational purposes only, and is prepared on a basis consistent with Article 11 of Regulation S-X, however, it does not constitute Article 11 pro forma financial information since the unaudited supplemental pro forma year ended December 31, 2016 presented herein reflect the ADT Acquisition and the Formation Transactions as if they had occurred on January 1, 2015, to the extent they have not been fully reflected in our historical consolidated financial statements included elsewhere.
We have presented below the financial information and operating results for the year ended December 31, 2017 on a historical basis compared to the year ended December 31, 2016 on a supplemental pro forma basis.
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

Unaudited Supplemental Pro Forma Results of Operations

(in thousands, except as otherwise indicated)	Year Ended December 31, 2017	Supplemental Pro Forma Year Ended December 31, 2016(1)
Monitoring and related services	$4,029,279	$3,954,424
Installation and other	286,223	212,492
Total revenue	4,315,502	4,166,916
Cost of revenue (exclusive of depreciation and intangible asset amortization shown below)	895,736	869,689
Selling, general and administrative expenses	1,209,200	1,238,923
Depreciation and intangible asset amortization	1,863,299	1,574,219
Merger, restructuring, integration, and other	64,828	86,186
Operating income	282,439	397,899
Interest expense, net	(732,841)	(750,006)
Loss on extinguishment of debt	(4,331)	(28,293)
Other income (expense)	33,047	(23,395)
Loss before income taxes	(421,686)	(403,795)
Income tax benefit	764,313	118,854
Net income (loss)	$342,627	$(284,941)

Key Performance Indicators:(2)
RMR	$334,810	$327,948
Gross customer revenue attrition (percentage)	13.7%	14.8%
Adjusted EBITDA(3) and Supplemental Pro Forma Adjusted EBITDA (3)	$2,352,803	$2,176,943
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

(3)
Adjusted EBITDA and Supplemental Pro Forma Adjusted EBITDA are non-GAAP measures. Refer to the “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures” section for the definitions thereof and below for reconciliations to net income (loss), the most comparable GAAP measure, as well as the equivalent reconciliations on a supplemental pro forma basis.

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
The increase in monitoring and related services was primarily attributable to an increase in contractual monthly recurring fees for monitoring and other recurring services, which resulted from the addition of new customers and improvements in average pricing, partially offset by customer attrition. The improvement in average pricing was driven by the addition of new customers at higher rates, largely due to new subscribers generally selecting higher priced services as compared to our existing customers, as well as price escalations on our existing customer base. These factors also were the primary driver for an increase in RMR to $335 million as of December 31, 2017 from $328 million as of December 31, 2016. Gross customer revenue attrition improved to 13.7% as of December 31, 2017 from 14.8% as of December 31, 2016 as a result of our enhanced focus on high quality customer additions through our disciplined customer selection process.
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

Cost of Revenue
Cost of revenue increased $26 million for the year ended December 31, 2017 as compared to the supplemental pro forma year ended December 31, 2016. The increase in cost of revenue was attributable to increased costs of approximately $25 million related to installation costs associated with a higher volume of sales where security-related equipment is sold outright to customers and approximately $23 million in field and maintenance service expenses incurred to enhance service levels and lower customer backlog. These were partially offset by decreased customer care expenses of approximately $22 million, which consisted of reduced software license expenses related to a newly adopted cloud computing accounting standard, partially offset by investments in customer care associated with enhanced customer revenue attrition improvement initiatives.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $30 million for the year ended December 31, 2017 as compared to the supplemental pro forma year ended December 31, 2016. The decrease primarily relates to decreases in radio conversion costs of $56 million related to a program that began in 2015 to upgrade cellular technology used in many of our security systems and decreases related to reductions in costs as a result of the integration of The ADT Corporation business, including (i) general and administrative expenses of approximately $37 million, (ii) advertising costs of approximately $33 million, and (iii) selling and marketing costs of approximately $27 million.
These decreases were partially offset by costs of approximately $64 million of financing and consent fees incurred in 2017 and increased costs of approximately $35 million related to the amortization of deferred subscriber acquisition costs associated with direct and incremental costs incurred to acquire new customers. The remainder of the increases were primarily due to non-cash asset write-downs related to our strategic investments.
Depreciation and Intangible Asset Amortization
Depreciation and intangible asset amortization increased $289 million for the year ended December 31, 2017 as compared to the supplemental pro forma year ended December 31, 2016. This increase was primarily attributable to (i) higher depreciation expense of approximately $111 million related to subscriber system assets, which included costs associated with new customer additions and upgrades; (ii) increased amortization of approximately $104 million related to new customer contracts acquired as a result of the ADT Authorized Dealer Program; and (iii) increased amortization expense of $42 million primarily associated with the Protection One trade name, which we began amortizing in July 2016. The remainder of the increase was primarily due to increased software license expenses related to a newly adopted cloud computing standard mentioned above.
Merger, Restructuring, Integration, and Other
Merger, restructuring, integration, and other decreased $21 million for the year ended December 31, 2017 as compared to the supplemental pro forma year ended December 31, 2016. The decrease in merger, restructuring, integration, and other was primarily related to a decrease in restructuring charges of $35 million primarily related to the severance of certain former executives and employees of The ADT Corporation in connection with the ADT Acquisition included in the supplemental pro forma year ended December 31, 2016, which did not recur in 2017. These charges were partially offset by an increase in integration costs, as well as impairment charges primarily related to our strategic investments.
Interest Expense, net
Net interest expense decreased $17 million for the year ended December 31, 2017 as compared to the supplemental pro forma year ended December 31, 2016. Net interest expense is primarily comprised of interest expense on our long-term debt. The decrease in interest expense is primarily related to the voluntary paydown of $260 million of a second lien term loan in July and October 2016.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $4 million and $28 million during the year ended December 31, 2017 and the supplemental pro forma year ended December 31, 2016, respectively, and related to amendments and restatements to the First Lien Credit Agreement in 2017, and the write-off of debt discount and issuance costs associated with the voluntary paydown of $260 million of a second lien term loans in July and October 2016 and the amendments and restatements to the First Lien Credit Agreement in 2016.

Other Income (Expense)
Other income (expense) is attributable to net foreign currency gains of $24 million for the year ended December 31, 2017 and losses of $16 million for the supplemental pro forma year ended December 31, 2016 related to the conversion of intercompany loans that are denominated in Canadian dollars.
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
Adjusted EBITDA and Supplemental Pro Forma Adjusted EBITDA
The following table presents a reconciliation of net income (loss) to Adjusted EBITDA and Supplemental Pro Forma Adjusted EBITDA, as applicable, for the periods presented:

(in thousands)	Year Ended December 31, 2017	Supplemental Pro Forma Year Ended December 31, 2016
Net income (loss)	$342,627	$(284,941)
Interest expense, net	732,841	750,006
Income tax benefit	(764,313)	(118,854)
Depreciation and intangible asset amortization	1,863,299	1,574,219
Merger, restructuring, integration and other	64,828	86,186
Financing and consent fees(1)	63,593	5,302
Foreign currency (gains)/losses(2)	(23,804)	16,042
Loss on extinguishment of debt	4,331	28,293
Other non-cash items	12,899	16,276
Radio conversion costs(3)	12,244	67,816
Amortization of deferred subscriber acquisition costs	51,491	16,769
Amortization of deferred subscriber acquisition revenue	(46,454)	(10,717)
Share-based compensation expense	11,276	10,108
Management fees and other charges(4)	27,945	20,438
Adjusted EBITDA	$2,352,803	N/A
Supplemental Pro Forma Adjusted EBITDA	N/A	$2,176,943
__________________
N/A—Not applicable

(1)	In 2017, relates to fees incurred in connection with the Special Dividend and amendments and restatements related to the First Lien Credit Agreement.

(2)	Relates to the conversion of intercompany loans that are denominated in Canadian dollars to U.S. dollars.

(3)	Represents costs associated with upgrading cellular technology used in many of our security systems.

(4)	Includes $20 million of Management Consulting Agreement fees during 2017 and supplemental pro forma 2016. Such agreement was terminated in connection with the consummation of the IPO.
Adjusted EBITDA for the year ended December 31, 2017 increased by $176 million as compared to the Supplemental Pro Forma Adjusted EBITDA for the supplemental pro forma year ended December 31, 2016. This increase was driven by an increase in revenue as well as reductions in selling, general and administrative expenses, excluding items outside of our definition of Adjusted EBITDA, which were partially offset by increases in cost of revenue.
For further details on the drivers of these changes, refer to the discussions above.

NOTES TO THE UNAUDITED SUPPLEMENTAL PRO FORMA FINANCIAL INFORMATION PRESENTED IN THE SUPPLEMENTAL MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
1. Unaudited Supplemental Pro Forma Statement of Operations for the Year Ended December 31, 2016

(in thousands)	ADT Inc. Historical	The ADT Corporation Historical 1(a)	Acquisition Adjustments		Supplemental Pro Forma December 31, 2016
Monitoring and related services	$2,748,222	$1,143,357	$62,845	1(b)	$3,954,424
Installation and other	201,544	69,352	(58,404)	1(b)	212,492
Total revenue	2,949,766	1,212,709	4,441	1(b)	4,166,916
Cost of revenue	693,430	176,259	—		869,689
Selling, general and administrative expenses	858,896	425,315	(45,288)	1(c)	1,238,923
Depreciation and intangible asset amortization	1,232,967	394,827	(53,575)	1(d)	1,574,219
Merger, restructuring, integration, and other	393,788	46,595	(354,197)	1(e)	86,186
Operating (loss) income	(229,315)	169,713	457,501		397,899
Interest expense, net	(521,491)	(71,605)	(156,910)	1(f)	(750,006)
Loss on extinguishment of debt	(28,293)	—	—		(28,293)
Other (expense) income	(23,639)	244	—		(23,395)
(Loss) income before income taxes	(802,738)	98,352	300,591		(403,795)
Income tax benefit (expense)	266,151	(31,869)	(115,428)	1(g)	118,854
Net (loss) income	$(536,587)	$66,483	$185,163		$(284,941)
___________________________

1(a)
The ADT Corporation’s historical combined statement of operations data for the period January 1, 2016 to May 1, 2016 has been derived by adding the historical consolidated statement of operations for the three months ended March 31, 2016 and the historical consolidated statement of operations data for the period April 1, 2016 to May 1, 2016. Certain expenses have been reclassified to conform to current period presentation.

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

(i)
the elimination of The ADT Corporation historical amortization of deferred subscriber acquisition costs of $52 million as a result of the purchase price allocation for the ADT Acquisition as if the acquisition had occurred on January 1, 2015 because the application of this purchase accounting adjustment has a continuing impact on the Company; and

(ii)
an increase in management fees to our Sponsor of $7 million associated a management consulting agreement directly related to the ADT Acquisition as if the acquisition had occurred on January 1, 2015 because it has a continuing impact on the Company due to the term of the agreement.

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
_____________________

(i)
Primarily consists of amortization of customer relationships and dealer relationships under the ADT Authorized Dealer Program. As of the acquisition date, customer relationships have a weighted-average remaining useful life of approximately 6 years and are amortized on an accelerated basis.

(ii)
As of the acquisition date, subscriber system assets have a weighted-average remaining useful life of approximately 7 years and are depreciated on an accelerated basis. Property and equipment has a remaining average life of 3 years and are depreciated on a straight-line basis.

1(e)	To remove transaction costs associated with the ADT Acquisition, as these costs will not have a continuing impact on the Company’s results.

1(f)
To record incremental interest expense (including related amortization of debt issuance costs and discount) of $168 million associated with borrowings to fund the ADT Acquisition as a result of: (1) the incremental first lien term loan facility of $1,555 million; (2) the issuance of $3,140 million of Prime Notes; (3) the amortization of issuance costs and fees associated with a $255 million revolving credit facility; (4) the Koch Preferred Securities, which have an aggregate stated value of $750 million (dividends for the Koch Preferred Securities are recorded as interest expense); and (5) the amortization of the fair value adjustment made to the ADT Notes assumed as a result of the acquisition. These increases are net of the removal of interest expense of $11 million on The ADT Corporation debt repaid (including related amortization of capitalized debt acquisition costs) in connection with the consummation of the acquisition.

1(g)	To record the income tax expense impact of the supplemental pro forma adjustments at the blended statutory rate of 38.4%.
Components of Unaudited Supplemental Pro Forma Adjusted EBITDA
The following table presents a reconciliation of Supplemental Pro Forma Adjusted EBITDA to net loss for the supplemental pro forma year ended December 31, 2016.
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

(in thousands)	ADT Inc. Historical Year Ended December 31, 2016	The ADT Corporation Historical	Pro Forma Adjustments	Supplemental Pro Forma December 31, 2016
Net (loss) income	$(536,587)	$66,483	$185,163	$(284,941)
Interest expense, net	521,491	71,605	156,910	750,006
Income tax (benefit) expense	(266,151)	31,869	115,428	(118,854)
Depreciation and intangible asset amortization	1,232,967	394,827	(53,575)	1,574,219
Merger, restructuring, integration and other	393,788	46,595	(354,197)	86,186
Financing and consent fees	5,302	—	—	5,302
Foreign currency losses	16,042	—	—	16,042
Loss on extinguishment of debt	28,293	—	—	28,293
Purchase accounting deferred revenue fair value adjustment	62,845	—	(62,845)	—
Other non-cash items	16,276	—	—	16,276
Radio conversion costs	34,405	33,411	—	67,816
Amortization of deferred subscriber acquisition costs	16,769	52,009	(52,009)	16,769
Amortization of deferred subscriber acquisition revenue	(10,717)	(58,404)	58,404	(10,717)
Share-based compensation expense	4,625	5,483	—	10,108
Management fees and other charges	13,541	176	6,721	20,438
Supplemental Pro Forma Adjusted EBITDA	$1,532,889	$644,054	$—	$2,176,943
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
Interest Rate Risk
Our debt includes fixed-rate debt, as well as variable-rate debt and revolving credit facility that bear interest based on LIBOR. As a result, we are exposed to fluctuations in interest rates on our debt. As of December 31, 2018 and 2017, the carrying value of our debt, excluding capital leases, was $9,952 million and $10,128 million, respectively. As of December 31, 2018 and 2017, the fair value of our debt, excluding capital leases, was $9,828 million and $10,869 million, respectively.
As of December 31, 2018 and 2017, a hypothetical 10% change in interest rates would change the fair value of our debt by approximately $244 million and $241 million, respectively. As of December 31, 2018 and 2017, the exposure associated with our variable-rate debt to a hypothetical 10% increase or decrease in interest rates would not be material to earnings, fair values, or cash flows. Refer to Note 5 “Debt” for further discussion.
To help manage borrowing costs, we may from time to time enter into interest rate swap transactions with financial institutions acting as principal counterparties. As of December 31, 2018, we had interest rate swap contracts outstanding with notional amounts aggregating $3,500 million used to hedge the majority of our variable-rate debt. In January and February 2019, we executed additional interest rate swaps with an aggregate notional amount of $425 million and $300 million, respectively. Refer to Note 9 “Derivative Financial Instruments” and Note 19 “Subsequent Events” for further discussion.

Foreign Currency Risk
We have exposure to the effects of foreign currency exchange rate fluctuations on the results of our Canadian operations. Our Canadian operations use the Canadian dollar to conduct business, but our results are reported in U.S. dollars. The effects of these translation adjustments are reported as a component of accumulated other comprehensive (loss) income (“AOCI”) in the Consolidated Statements of Stockholders’ Equity.
We are also exposed to the foreign currency exchange rate fluctuations to the extent that we enter into transactions denominated in currencies other than our subsidiaries’ respective functional currencies. We may from time to time use financial derivatives, which may include forward foreign currency exchange contracts and foreign currency options, to hedge this risk. We generally do not hedge investments in foreign subsidiaries if such investments are long-term in nature.
We recognized net foreign currency losses of $3 million and gains of $24 million during 2018 and 2017, respectively, related to the conversion of intercompany loans that are denominated in Canadian dollars. Such amounts are included in other income (expense) in the Consolidated Statements of Operations. During the first quarter of 2018, we designated certain of the intercompany loans to be of a long-term-investment nature and began recognizing the related foreign currency gains and losses in AOCI in the Consolidated Statements of Stockholders’ Equity.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The Reports of Independent Registered Public Accounting Firm, our consolidated financial statements, and the accompanying Notes to Consolidated Financial Statements that are filed as part of this Annual Report are listed under “Item 15. Exhibits and Financial Statement Schedules” and are set forth beginning on page F-1 immediately following the signature pages of this Annual Report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) as of the end of the period covered by this Annual Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2018, our disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed in the reports that we file or submit under the Exchange Act, and that information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined under Exchange Act Rules 13a-15(f) and 15d-15(f)). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and those criteria, our management determined that the internal control over financial reporting was effective as of December 31, 2018.
The scope of our management's assessment of the effectiveness of the internal control over financial reporting included all of our consolidated operations except for the operations of Red Hawk Fire & Security, which we acquired in December 2018. Red

Hawk Fire & Security operations represented 2% of our consolidated total assets and under 1% of our consolidated total revenue as of and for the year ended December 31, 2018.
This Annual Report is not required to include an attestation report by our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
We are in the process of integrating Red Hawk Fire & Security into our overall internal control over financial reporting processes.
Except as described above, there were no changes in our internal control over financial reporting identified in our management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the three months ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item, other than the information regarding our executive officers set forth below required by Item 401 of Regulation S-K, is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year covered by this report.
Executive Officers of the Registrant
The following table sets forth the name, age, and position of each of our executive officers as of March 11, 2019.

Name	Age	Position
James D. DeVries	55	President, Chief Executive Officer, Director
Daniel M. Bresingham	47	Executive Vice President, Commercial
David Smail	53	Executive Vice President, Chief Legal Officer and Secretary
Jeffrey Likosar	48	Executive Vice President, Chief Financial Officer and Treasurer
Jamie E. Haenggi	49	Senior Vice President and Chief Customer Officer
Donald Young	54	Executive Vice President, Field Operations and Chief Information Officer
Jochen Koedijk	39	Senior Vice President and Chief Marketing Officer
Jay Darfler	42	Senior Vice President, Emerging Growth Markets
Kenneth Porpora	42	Senior Vice President and Chief Growth Officer
Zachary Susil	36	Vice President, Controller
Amelia O. Pulliam	47	Senior Vice President, Chief Human Resources Officer
The following are brief biographies describing the backgrounds of our executive officers.
James D. DeVries is our President and Chief Executive Officer. Mr. DeVries was appointed as our President in September 2017 and as our Chief Executive Officer in December 2018. From May 2, 2016 to September 2017, Mr. DeVries served as our Executive Vice President and Chief Operating Officer. From December 2014 to May 2016, Mr. DeVries served as Executive Vice President of Brand Operations at Allstate Insurance Company, the second largest personal lines insurer in the United States. During his tenure at Allstate, Mr. DeVries led the operations organization, comprising approximately 7,000 employees in the United States, Northern Ireland, and India, and was responsible for, among other things, customer care centers, outbound and inbound phone sales, procurement, technical support, life underwriting and claims, real estate, administration, and fleet management. From March 2008 to December 2014, Mr. DeVries served as Executive Vice President and Chief Administrative Officer of Allstate, where he was responsible for, among other things, real estate and administration, human resources, and procurement. Prior to joining Allstate in 2008, Mr. DeVries served in various executive and management roles at Principal Financial Group, Ameritech, Quaker Oats Company, and Andrew Corporation. Mr. DeVries is a board member of Amsted Industries Inc., a diversified global manufacturer of industrial components serving primarily the railroad, vehicular, and construction and building markets, and a past board member of the Human Resources Management Association of Chicago, the Chicago Public Library Foundation, and the Boys & Girls Clubs of Central Iowa. Mr. DeVries received a bachelor’s degree from Trinity College, which is now known as Trinity International University, a master’s degree from Loyola University, and a Master of Business Administration from the Kellogg School of Management at Northwestern University.
Daniel M. Bresingham is our Executive Vice President, Commercial. Previously, Mr. Bresingham served as our Executive Vice President and Chief Administrative Officer from March 2018 to December 2018. From October 2016 to March 2018, Mr. Bresingham was our Executive Vice President, Chief of Staff, and Treasurer. Prior to that, Mr. Bresingham served as Chief Financial Officer of Prime Borrower from July 2015 to October 2016. From April 2010 to June 2015, Mr. Bresingham served as the Chief Financial Officer of Protection One. Prior to joining the Company, Mr. Bresingham served as Chief Financial Officer of Stanley Convergent Security Solutions from January 2007 through April 2010 and was the Controller of HSM Electronic Protection Services from November 2004 to January 2007. Mr. Bresingham also has senior management experience in the telecommunications industry and public accounting experience from his time at Arthur Andersen and PricewaterhouseCoopers. Mr. Bresingham holds a bachelor’s degree in Accounting from the University of Illinois at Urbana-Champaign and an M.B.A. from the University of Chicago.

David Smail is our Executive Vice President, Chief Legal Officer and Secretary. From August 2015 to September 2018, Mr. Smail served as Executive Vice President & Chief Legal Officer for Scientific Games Corporation, a leading developer and provider of technology-based products, systems, platforms, and services for the global gaming and lottery industries. Prior to that he held the role of Executive Vice President & General Counsel at Morgans Hotel Group, an international hospitality company, and before that was Executive Vice President and Group General Counsel of global advertising and communications services business Havas S.A. He also was previously a partner in the international law firm Hogan Lovells (previously Hogan & Hartson). Mr. Smail holds a bachelor’s degree in Biology and French from Macalester College and a Juris Doctor degree from Harvard Law School.
Jeffrey Likosar is our Executive Vice President, Chief Financial Officer and (since March 2018) Treasurer. From February 2014 to September 2016, Mr. Likosar served as CFO of Gardner Denver, a leading global provider of high-quality industrial equipment, technologies, and services to a broad and diverse customer base through a family of highly recognized brands. Mr. Likosar was responsible for all aspects of the financial function in this role. From November 2008 to February 2014, Mr. Likosar served in various capacities at Dell Inc., a privately-owned multinational computer technology company, including as Chief Financial Officer, End User Computing and Operations, and Vice President of Financial Planning and Analysis and Acquisition Integration. Prior to joining Dell, Mr. Likosar spent most of his career at GE across the Appliances, Plastics, and Aviation Divisions. His roles included Chief Financial Officer of Resins (in GE’s Plastics Division) and Chief Financial Officer of Military Systems (in GE’s Aviation Division), in addition to various other roles in the Plastics and Appliances Divisions. Mr. Likosar began his career at GE Appliances as an analyst in the Financial Management Program and holds a bachelor’s degree in Business Administration from the Kenan-Flagler Business School at the University of North Carolina at Chapel Hill.
Jamie E. Haenggi is our Senior Vice President and Chief Customer Officer. Previously, Ms. Haenggi was our Senior Vice President and Chief Growth Officer from March 2018 to July 2018 and our Senior Vice President and Chief Sales and Marketing Officer from July 2015 to March 2018. Previously, Ms. Haenggi was the Chief Revenue Officer of Protection One from June 2010 to June 2015. Ms. Haenggi has spent over 20 years in the security industry in a wide range of sales, marketing, and operational positions. Prior to working at Protection One, Ms. Haenggi served as Chief Marketing Officer at Vonage. She has also held leadership positions at National Guardian, Holmes Protection, and ADT Security Services, Inc. At ADT Security Services, Inc., she served as Vice President of Marketing and later as Vice President of Worldwide Marketing. Ms. Haenggi received her bachelor’s degree in International Relations and Japanese from the University of Minnesota.
Donald Young is our Chief Information Officer and Executive Vice President, Field Operations. Previously Mr. Young was our Senior Vice President and Chief Information Officer from May 2016 to December 2018. Mr. Young served as the Chief Operating Officer and Chief Information Officer of Prime Borrower from July 2015 to May 2016, and for Protection One from June 2010 to July 2015. Mr. Young joined the alarm industry in 1988 after serving four years in the United States Air Force as a Computer Programmer Analyst. In 1988, Mr. Young first joined SecurityLink as Operations Manager. In 2001, Mr. Young became SecurityLink’s Chief Information Officer. Following the sale of SecurityLink, he was the Vice President of Information Technology at ADT Security Services, Inc. Mr. Young became Chief Information Officer at HSM in 2004. After the January 2007 sale of HSM to StanleyWorks, he was retained as Chief Information Officer of Stanley Convergent Solutions through May 2010.
Jochen Koedijk is our Senior Vice President and Chief Marketing Officer and has served in this role since July 2018. Previously, Mr. Koedijk was at Chewy.com where he served as Vice President, Marketing from 2017 until July 2018. Prior to Chewy.com, Mr. Koedijk held roles at Amazon and Electronic Arts. During his time at Amazon from 2014 to 2017, he led worldwide Social Media and New Channel Advertising. As a member of Electronic Arts’ digital business unit leadership team, Mr. Koedijk led in-house global performance marketing operations for the company’s Console, PC, and Mobile games business lines. Mr. Koedijk has nearly 20 years of experience in marketing and web development in the eCommerce retail and video games industries in the U.S. and Europe. Mr. Koedijk received a master’s degree in Business Administration and a master’s degree in Social Sciences from the VU University in Amsterdam, The Netherlands.
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
Kenneth Porpora is our Senior Vice President and Chief Growth Officer, and has served in this role since December 1, 2018. Mr. Porpora was previously ADT’s President, Field Operations from August 2015 to December 2018. Mr. Porpora was the Chief Financial Officer of ADT’s Residential Business Unit from October 2013 to August 2015 and the Vice President of various financial and data analytics leadership roles from 2009 to October 2013. Mr. Porpora has spent 20 years in the security industry, at ADT, in a wide range of finance, sales, marketing, data analytics, and operational positions. Mr. Porpora received his bachelor’s degree in Finance from Florida Atlantic University.

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
Amelia O. Pulliam is our Senior Vice President, Chief Human Resources Officer, and has served in this position since August 2016. In this role, she is responsible for leading all aspects of the company-wide human resources strategy and people practices for ADT’s employees across the U.S. and Canada. Ms. Pulliam joined ADT in August 2014 as Vice President, Talent Management, and was responsible for developing the talent and assessment practices for the company. Prior to joining ADT, Ms. Pulliam was with Coca Cola Enterprises from 2007 to 2014, and in her last post served as Vice President, HR Strategy/M&A and Employee Communications. Ms. Pulliam has nearly 20 years of experience in the field of Human Resources spanning the retail, manufacturing, and services industries in the U.S. and Europe. Ms. Pulliam graduated from the University of South Florida with a degree in Criminology.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year covered by this report.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
The information required by this Item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year covered by this report. Also, incorporated herein by reference is information concerning compensation plans under which our equity securities are authorized for issuance which is found in Item 5 of this Annual Report on Form 10-K under the caption "Securities Authorized for Issuance Under Equity Compensation Plans."
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year covered by this report.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this Item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year covered by this report.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
1. Financial Statements
See Index to Consolidated Financial Statements appearing on page F-1.
2. Financial Statement Schedules
All financial statement schedules called for under Regulation S‑X are omitted because either they are not required under the related instructions and/or are not material or are included in the consolidated financial statements or notes thereto included elsewhere in this Form 10‑K.
3. Exhibits
The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report.
Exhibits Index
The information required by this Item is set forth on the exhibit index.

Exhibit Number	Exhibit Description
3.1*	Amended and Restated Certificate of Incorporation of ADT Inc.
3.2	Amended and Restated Bylaws of ADT Inc.
4.1	Indenture, dated as of July 5, 2012, by and between The ADT Corporation and Wells Fargo Bank, National Association
4.2	First Supplemental Indenture, dated as of July 5, 2012, by and among The ADT Corporation, Tyco International Ltd. and Wells Fargo Bank, National Association
4.3	Second Supplemental Indenture, dated as of July 5, 2012, by and among The ADT Corporation, Tyco International Ltd. and Wells Fargo Bank, National Association
4.4	Third Supplemental Indenture, dated as of July 5, 2012, by and among The ADT Corporation, Tyco International Ltd. and Wells Fargo Bank, National Association
4.5	Fourth Supplemental Indenture, dated as of January 14, 2013, by and between The ADT Corporation and Wells Fargo Bank, National Association
4.6	Fifth Supplemental Indenture, dated as of October 1, 2013, by and between The ADT Corporation and Wells Fargo Bank, National Association
4.7	Sixth Supplemental Indenture, dated as of April 8, 2016, under 2012 Base Indenture, by and among The ADT Corporation, the guarantors party thereto and the Wells Fargo Bank, National Association
4.8	Seventh Supplemental Indenture, dated as of April 22, 2016, under 2012 Base Indenture, by and among The ADT Corporation, the guarantors party thereto and the Wells Fargo Bank, National Association
4.9	Eighth Supplemental Indenture, dated as of May 2, 2016, under 2012 Base Indenture, by and among Prime Finance, Inc., The ADT Corporation and the Wells Fargo Bank, National Association
4.10*	Ninth Supplemental Indenture, dated as of November 15, 2017, under 2012 Base Indenture, by and among The ADT Security Corporation, Datashield, LLC and Wells Fargo Bank, National Association
4.11*	Tenth Supplemental Indenture, dated as of April 18, 2018, under 2012 Base Indenture, by and among The ADT Security Corporation, the guarantors party thereto and Wells Fargo Bank, National Association
4.12*	Eleventh Supplemental Indenture, dated as of August 17, 2018, by and among The ADT Security Corporation, MSA Systems Integration, Inc. and Wells Fargo Bank, National Association
4.13*
Twelfth Supplemental Indenture, dated as of January 7, 2019, under 2012 Base Indenture, by and among The ADT Security Corporation, the guarantors party thereto and Wells Fargo Bank, National Association

4.14*	Thirteenth Supplemental Indenture, dated as of January 30, 2019, under 2012 Base Indenture, by and among The ADT Corporation, Advanced Cabling Systems, LLC and Wells Fargo Bank, National Association
4.15	Indenture, dated as of March 19, 2014, by and between The ADT Corporation and Wells Fargo Bank, National Association
4.16	Officer’s Certificate, dated as of December 18, 2014, of The ADT Corporation, establishing the terms of its 5.250% Senior Notes due 2020 (including form Note)
4.17	First Supplemental Indenture, dated as of April 8, 2016 under 2014 Base Indenture, by and among The ADT Corporation, the guarantors party thereto and the Wells Fargo Bank, National Association
4.18	Second Supplemental Indenture, dated as of May 2, 2016, under 2014 Base Indenture, by and among Prime Finance, Inc., The ADT Corporation and the Wells Fargo Bank, National Association

4.19*	Third Supplemental Indenture, dated as of November 15, 2017, under 2014 Base Indenture, by and among The ADT Security Corporation, Datashield, LLC and Wells Fargo Bank, National Association
4.20*	Fourth Supplemental Indenture, dated as of April 18, 2018, under 2014 Base Indenture, by and among The ADT Security Corporation, the guarantors party thereto and Wells Fargo Bank, National Association
4.21*
Fifth Supplemental Indenture, dated as of August 17, 2018, under 2014 Base Indenture, by and among The ADT Security Corporation, MSA Systems Integration, Inc. and Wells Fargo Bank, National Association

4.22*	Sixth Supplemental Indenture, dated as of January 7, 2019, under 2014 Base Indenture, by and among The ADT Security Corporation, the guarantors party thereto and Wells Fargo Bank, National Association
4.23*
Seventh Supplemental Indenture, dated as of January 30, 2019, under 2014 Base Indenture, by and among The ADT Security Corporation, Advanced Cabling Systems, LLC and Wells Fargo Bank, National Association

4.24	Indenture, dated as of May 2, 2016, by and between Prime Security One MS, Inc. and the Wells Fargo Bank, National Association
4.25	First Supplemental Indenture, dated as of May 2, 2016, by and among The ADT Corporation, the guarantors party thereto and the Wells Fargo Bank, National Association
4.26	Second Supplemental Indenture, dated as of August 9, 2016, by and between The ADT Corporation, the Notes Guarantors and Wells Fargo Bank, National Association
4.27*	Third Supplemental Indenture, dated as of November 15, 2017, by and among The ADT Security Corporation, Datashield, LLC and Wells Fargo Bank, National Association
4.28*	Fourth Supplemental Indenture, dated as of April 18, 2018, by and among The ADT Security Corporation, the guarantors party thereto and Wells Fargo Bank, National Association
4.29*	Fifth Supplemental Indenture, dated as of August 17, 2018, by and among The ADT Security Corporation, MSA Systems Integration, Inc. and Wells Fargo Bank, National Association
4.30*	Sixth Supplemental Indenture, dated as of January 7, 2019, by and among The ADT Security Corporation, the guarantors party thereto and Wells Fargo Bank, National Association
4.31*	Seventh Supplemental Indenture, dated as of January 30, 2019 by and among the ADT Security Corporation, Advanced Cabling Systems, LLC and Wells Fargo Bank, National Association
4.32	Second Lien Notes Indenture, dated as of May 2, 2016, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., Prime Guarantors and Wells Fargo Bank, National Association
4.33	Second Lien Notes Supplemental Indenture, dated as of May 2, 2016, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., Prime Guarantors and ADT Guarantors
4.34*
Second Lien Notes Second Supplemental Indenture, dated as of November 15, 2017, by and among Prime Security Services Borrower, LLC, Prime Finance Inc., Datashield, LLC and Wells Fargo Bank, National Association

4.35*
Second Lien Notes Third Supplemental Indenture, dated as of April 18, 2018, by and among Prime Security Services Borrower, LLC, Prime Finance Inc., the guarantors party thereto and Wells Fargo Bank, National Association

4.36*
Second Lien Notes Fourth Supplemental Indenture, dated as of August 17, 2018, by and among Prime Security Services Borrower, LLC, Prime Finance Inc., MSA Systems Integration, Inc. and Wells Fargo Bank, National Association

4.37*
Second Lien Notes Fifth Supplemental Indenture, dated as of January 7, 2019, by and among Prime Security Services Borrower, LLC, Prime Finance Inc., the guarantors party thereto and Wells Fargo Bank, National Association

4.38*
Second Lien Notes Sixth Supplemental Indenture, dated as of January 30, 2019, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., Advanced Cabling Systems, LLC and Wells Fargo Bank, National Association

10.1
Fifth Amended and Restated First Lien Credit Agreement, dated July 1, 2015, as amended and restated as of May 2, 2016, as further amended and restated as of June 23, 2016, December 28, 2016, February 13, 2017 and June 29, 2017, among Prime Security Services Holdings, LLC, as Holdings, Prime Security Services Borrower, LLC, as Borrower, the Lenders Party thereto and Barclays Bank PLC, as Administrative Agent

10.2
Subsidiary Guarantee Agreement (First Lien), dated July 1, 2015, among the Subsidiaries of Prime Security Services Borrower, LLC named therein and Credit Suisse AG, Cayman Islands Branch, as Collateral Agent

10.3	Supplement No. 1, dated as of May 2, 2016, to the Collateral Agreement (First Lien) dated as of July 1, 2015 by Prime Security Services Borrower, LLC and Barclays Bank PLC, as Collateral Agent
10.4
Holdings Guarantee and Pledge Agreement (First Lien), dated and effective as of July 1, 2015, between Prime Security Services Holdings, LLC, as Holdings, and Credit Suisse AG, Cayman Islands Branch, as Collateral Agent

10.5
Collateral Agreement (First Lien), dated as of July 1, 2015 among Prime Security Services Borrower, LLC, each Subsidiary of Prime Security Services Borrower, LLC from time to time identified therein as a party and Barclays Bank PLC, as collateral agent

10.6
Supplement No. 1, dated as of May 2, 2016, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Securities Services Borrower, LLC and Barclays Bank PLC, as Collateral Agent

10.7
Collateral Agreement (Second Lien), dated as of May 2, 2016, among Prime Security Services Borrower, LLC, as Issuer, Prime Finance Inc., as Co-Issuer, each Subsidiary Guarantor party thereto and Wells Fargo Bank, National Association, as Collateral Agent

10.8*
Supplement No. 1 to the Collateral Agreement (Second Lien), dated as of April 18, 2018, among Prime Security Services Borrower, LLC, as Issuer, Prime Finance Inc., as Co-Issuer, each Subsidiary Guarantor party thereto and Wells Fargo Bank, National Association, as Collateral Agent

10.9*
Supplement No. 2 to the Collateral Agreement (Second Lien), dated as of August 17, 2018, among Prime Security Services Borrower, LLC, as Issuer, Prime Finance Inc., as Co-Issuer, each Subsidiary Guarantor party thereto and Wells Fargo Bank, National Association, as Collateral Agent

10.10*
Supplement No. 3 to the Collateral Agreement (Second Lien), dated as of January 7, 2019, among Prime Security Services Borrower, LLC, as Issuer, Prime Finance Inc., as Co-Issuer, each Subsidiary Guarantor party thereto and Wells Fargo Bank, National Association, as Collateral Agent

10.11*
Supplement No. 4 to the Collateral Agreement (Second Lien), dated as of January 30, 2019, among Prime Security Services Borrower, LLC, as Issuer, Prime Finance Inc., as Co-Issuer, each Subsidiary Guarantor party thereto and Wells Fargo Bank, National Association, as Collateral Agent

10.12
First Lien/First Lien Intercreditor Agreement, dated as of May 2, 2016 among Barclays Bank PLC, as Collateral Agent, Barclays Bank PLC, as Authorized Representative under the Credit Agreement, Wells Fargo Bank, National Association, as the Initial Other Authorized Representative, and each additional Authorized Representative from time to time party hereto relating to Prime Security Services Borrower, LLC

10.13
First Lien/Second Lien Intercreditor Agreement, dated as of July 1, 2015, between Credit Suisse AG, Cayman Islands Branch, as First Lien Facility Agent and Applicable First Lien Agent, and Credit Suisse AG, Cayman Islands Branch, as Second Lien Facility Agent and Applicable Second Lien Agent relating to Prime Security Services Borrower, LLC

10.14	Acknowledgement of and Consent to First Lien/Second Lien Intercreditor Agreement, dated as of July 1, 2015, by the pledgers party thereto
10.15	Consent and Acknowledgment (Other First Lien Obligations) (March 2014 Indenture), dated as of May 2, 2016, by Wells Fargo Bank, National Association, as an Other First Lien Obligations Agent
10.16	Consent and Acknowledgment (Other First Lien Obligations) (July 2012 Indenture), dated as of May 2, 2016, by Wells Fargo Bank, National Association, as an Other First Lien Obligations Agent
10.17	Consent and Acknowledgment (Other First Lien Obligations) (2032 Notes), dated as of May 2, 2016, by Wells Fargo Bank, National Association, as an Other First Lien Obligations Agent
10.18	Consent and Acknowledgment (Other Second Lien Obligations), dated as of May 2, 2016, by Wells Fargo Bank, National Association, as an Other Second Lien Obligations Agent
10.19	Consent of Grantors (First Lien/First Lien Intercreditor Agreement), dated as of May 2, 2016, by the grantors party thereto
10.20	Acknowledgment of and Consent to First Lien/Second Lien Intercreditor Agreement by the pledgors party thereto
10.21	Tax Sharing Agreement, dated as of September 28, 2012, by and among Pentair Ltd., Tyco International Ltd., Tyco International Finance S.A., and The ADT Corporation
10.22	Non-Income Tax Sharing Agreement dated as of September 28, 2012, by and among Tyco International Ltd., Tyco International Finance S.A., and The ADT Corporation
10.23	Trademark Agreement, dated as of September 25, 2012, by and among ADT Services GmbH, ADT US Holdings, Inc., Tyco International Ltd. and The ADT Corporation
10.24	Patent Agreement, dated as of September 26, 2012, by and between Tyco International Ltd. and The ADT Corporation
10.25	Separation and Distribution Agreement, dated September 26, 2012 by and among Tyco International Ltd., Tyco International Finance S.A., The ADT Corporation and ADT LLC
10.26	ADT LLC Supplemental Savings and Retirement Plan, effective as of April 1, 2017
10.27	Stockholders Agreement by and between the ADT Inc. and Prime Securities Services TopCo, LP
10.28	Registration Rights Agreement by and between the ADT Inc. and Prime Securities Services TopCo, LP
10.29	Amended and Restated Employment Agreement, dated December 19, 2017, between The ADT Security Corporation (together with any of its subsidiaries and Affiliates) and Donald Young
10.30	Amended and Restated Employment Agreement, dated December 19, 2017, between The ADT Security Corporation (together with any of its subsidiaries and Affiliates) and Jamie Haenggi
10.31	Amended and Restated Employment Agreement, dated December 19, 2017, between The ADT Security Corporation (together with any of its subsidiaries and Affiliates) and P. Gray Finney
10.32	Amended and Restated Employment Agreement, dated December 19, 2017, between The ADT Security Corporation (together with any of its subsidiaries and Affiliates) and Daniel M. Bresingham
10.33	Amended and Restated Employment Agreement, dated December 19, 2017, between The ADT Security Corporation (together with any of its subsidiaries and Affiliates) and Timothy J. Whall
10.34	Amended and Restated Employment Agreement, dated December 19, 2017, between ADT LLC, (together with any of its subsidiaries and Affiliates) and James D. DeVries
10.35	Amended and Restated Employment Agreement, dated December 19, 2017, between ADT LLC, (together with any of its subsidiaries and Affiliates) and Jeffrey Likosar
10.36
Incremental Assumption and Amendment Agreement No. 6, dated as of March 16, 2018, by and among Prime Security Services Borrower, LLC, Prime Security Services Holdings, LLC, the lenders party thereto, Barclays Bank PLC and the other parties party thereto

10.37*	Acknowledgment of and Consent to First Lien/Second Lien Intercreditor Agreement, dated January 30, 2019 by the pledgor party thereto
10.38	ADT Inc. 2018 Omnibus Incentive Plan
10.39	Form of Restricted Stock Unit Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan

10.40	Form of Non-Qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan
10.41	Form of Non-Qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan (Class B Unit Redemption)
10.42	Form of Common Stock Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan
10.43	ADT Inc. 2018 Omnibus Incentive Plan Restricted Stock Unit Non-Employee Director Award Agreement
10.44	Amendment to the Registration Rights Agreement between ADT Inc. and Prime Security Services TopCo Parent, L.P.
10.45	Timothy J. Whall’s Retirement Agreement
10.46	Second Amended & Restated Employment Agreement with James D. DeVries
10.47
Incremental Assumption and Amendment Agreement No. 7, dated as of December 3, 2018, by and among Prime Security Services Borrower, LLC, Prime Security Services Holdings, LLC, certain of Prime Security Services Borrower’s subsidiaries, the lenders party thereto, Barclays Bank PLC, as administrative agent and the other parties party thereto.

10.48	Amendment to Second Amended & Restated Employment Agreement of James D. DeVries
10.49*
Supplement No. 2, dated as of October 31, 2017, to the Collateral Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Securities Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent

10.50*
Supplement No. 3, dated as of January 22, 2018, to the Collateral Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Securities Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent

10.51*
Supplement No. 4, dated as of February 28, 2018, to the Collateral Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Securities Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent

10.52*
Supplement No. 5, dated as of August 17, 2018, to the Collateral Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Securities Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent

10.53*
Supplement No. 6, dated as of January 7, 2019, to the Collateral Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Securities Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent

10.54*
Supplement No. 7, dated as of January 30, 2019, to the Collateral Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Securities Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent

10.55*
Supplement No. 2, dated as of October 31, 2017, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent

10.56*
Supplement No. 3, dated as of January 22, 2018, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent

10.57*
Supplement No. 4, dated as of February 28, 2018, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent

10.58*
Supplement No. 5, dated as of August 17, 2018, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent

10.59*
Supplement No. 6, dated as of January 7, 2019, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent

10.60*
Supplement No. 7, dated as of January 30, 2019, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent

10.61*	Consent of Grantor (First Lien/First Lien Intercreditor Agreement), dated as of October 31, 2017, by the grantor party thereto
10.62*	Consent of Grantor (First Lien/First Lien Intercreditor Agreement), dated as of January 22, 2018, by the grantor party thereto
10.63*	Consent of Grantors (First Lien/First Lien Intercreditor Agreement), dated as of February 28, 2018, by the grantors party thereto
10.64*	Consent of Grantor (First Lien/First Lien Intercreditor Agreement), dated as of August 17, 2018, by the grantor party thereto
10.65*	Consent of Grantors (First Lien/First Lien Intercreditor Agreement), dated as of January 7, 2019, by the grantors party thereto
10.66*	Consent of Grantor (First Lien/First Lien Intercreditor Agreement), dated as of January 30, 2019, by the grantor party thereto
10.67*	Acknowledgment of and Consent to First Lien/Second Lien Intercreditor Agreement, dated October 31, 2017 by the pledgor party thereto
10.68*	Acknowledgment of and Consent to First Lien/Second Lien Intercreditor Agreement, dated January 22, 2018 by the pledgor party thereto
10.69*	Acknowledgment of and Consent to First Lien/Second Lien Intercreditor Agreement, dated February 28, 2018 by the pledgors party thereto
10.70*	Acknowledgment of and Consent to First Lien/Second Lien Intercreditor Agreement, dated August 17, 2018 by the pledgor party thereto
10.71*	Acknowledgment of and Consent to First Lien/Second Lien Intercreditor Agreement, dated January 7, 2019 by the pledgors party thereto
21*	Subsidiaries of ADT Inc.
23*	Consent of Independent Registered Public Accounting Firm and Consent of Independent Registered Certified Public Accounting Firm
31.1*	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
31.2*	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)

32.1*	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	XBRL Instant Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
_________________________
* Filed herewith.
ITEM 16. FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADT Inc.
Date:	March 11, 2019	By:	/s/ James D. DeVries
		Name:	James D. DeVries
		Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 11, 2019.

Name	Title
/s/ James D. DeVries	Chief Executive Officer and Director (Principal Executive Officer)
James D. DeVries
/s/ Jeffrey Likosar	Chief Financial Officer (Principal Financial and Accounting Officer)
Jeffrey Likosar
/s/ Marc E. Becker	Director (Chairman)
Marc E. Becker
/s/ Reed B. Rayman	Director
Reed B. Rayman
/s/ Matthew H. Nord	Director
Matthew H. Nord
/s/ Andrew D. Africk	Director
Andrew D. Africk
/s/ Eric L. Press	Director
Eric L. Press
/s/ Lee J. Solomon	Director
Lee J. Solomon
/s/ Stephanie Drescher	Director
Stephanie Drescher
/s/ David Ryan	Director
David Ryan
/s/ Matthew E. Winter	Director
Matthew E. Winter
/s/ Tracey Griffin	Director
Tracey Griffin
/s/ Timothy J. Whall	Director
Timothy J. Whall

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of ADT Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ADT Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
/s/ PricewaterhouseCoopers LLP
Fort Lauderdale, Florida
March 11, 2019
We have served as the Company or its predecessor’s auditor since 2010.

ADT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$363,177	$122,899
Accounts receivable trade, less allowance for doubtful accounts of $39,765 and $34,042, respectively	245,714	148,822
Inventories	89,178	85,672
Work-in-progress	26,137	21,252
Prepaid expenses and other current assets	129,811	77,241
Total current assets	854,017	455,886
Property and equipment, net	326,565	332,445
Subscriber system assets, net	2,907,701	2,892,683
Intangible assets, net	7,488,194	7,856,775
Goodwill	5,081,887	5,070,586
Deferred subscriber acquisition costs, net	429,965	282,478
Other assets	120,279	123,967
Total assets	$17,208,608	$17,014,820

Liabilities and stockholders' equity
Current liabilities:
Current maturities of long-term debt	$58,184	$48,060
Accounts payable	221,341	187,695
Deferred revenue	334,886	309,157
Accrued expenses and other current liabilities	398,079	351,340
Total current liabilities	1,012,490	896,252
Long-term debt	9,944,112	10,121,126
Mandatorily redeemable preferred securities—authorized 1,000,000 shares Series A of $0.01 par value; issued and outstanding 750,000 shares as of December 31, 2017	—	682,449
Deferred subscriber acquisition revenue	544,429	368,669
Deferred tax liabilities	1,342,168	1,376,708
Other liabilities	140,604	136,504
Total liabilities	12,983,803	13,581,708

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock—authorized 3,999,000,000 shares of $0.01 par value; issued and outstanding shares of 766,881,453 and 641,118,571 as of December 31, 2018 and 2017, respectively	7,669	2
Additional paid-in capital	5,969,347	4,435,329
Accumulated deficit	(1,680,432)	(998,212)
Accumulated other comprehensive loss	(71,779)	(4,007)
Total stockholders' equity	4,224,805	3,433,112
Total liabilities and stockholders' equity	$17,208,608	$17,014,820
See Notes to Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2018	2017	2016
Monitoring and related services	$4,109,939	$4,029,279	$2,748,222
Installation and other	471,734	286,223	201,544
Total revenue	4,581,673	4,315,502	2,949,766
Cost of revenue (exclusive of depreciation and amortization shown separately below)	1,041,336	895,736	693,430
Selling, general and administrative expenses	1,246,950	1,209,200	858,896
Depreciation and intangible asset amortization	1,930,929	1,863,299	1,232,967
Merger, restructuring, integration, and other	(3,344)	64,828	393,788
Goodwill impairment	87,962	—	—
Operating income (loss)	277,840	282,439	(229,315)
Interest expense, net	(663,204)	(732,841)	(521,491)
Loss on extinguishment of debt	(274,836)	(4,331)	(28,293)
Other income (expense)	27,582	33,047	(23,639)
Loss before income taxes	(632,618)	(421,686)	(802,738)
Income tax benefit	23,463	764,313	266,151
Net (loss) income	$(609,155)	$342,627	$(536,587)

Net (loss) income per share:
Basic	$(0.81)	$0.53	$(0.84)
Diluted	$(0.81)	$0.53	$(0.84)

Weighted-average number of shares:
Basic	747,710	641,074	640,725
Diluted	747,710	641,074	640,725
See Notes to Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Years Ended December 31,
	2018	2017	2016
Net (loss) income	$(609,155)	$342,627	$(536,587)
Other comprehensive (loss) income, net of tax:
Cash flow hedges	(21,284)	—	—
Foreign currency translation	(44,656)	23,720	(30,663)
Defined benefit pension plans	(1,832)	780	2,156
Total other comprehensive (loss) income, net of tax	(67,772)	24,500	(28,507)
Comprehensive (loss) income	$(676,927)	$367,127	$(565,094)
See Notes to Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of December 31, 2015	640,723	$—	$757,150	$(54,253)	$—	$702,897
Issuance of shares	324	2	4,013	—	—	4,015
Equity capital contributions	—	—	3,658,186	—	—	3,658,186
Net loss	—	—	—	(536,587)	—	(536,587)
Other comprehensive loss, net of tax	—	—	—	—	(28,507)	(28,507)
Share-based compensation expense	—	—	4,625	—	—	4,625
Other	—	—	347	—	—	347
Balance as of December 31, 2016	641,047	2	4,424,321	(590,840)	(28,507)	3,804,976
Net income	—	—	—	342,627	—	342,627
Dividends	—	—	—	(749,999)	—	(749,999)
Other comprehensive income, net of tax	—	—	—	—	24,500	24,500
Share-based compensation expense	68	—	11,276	—	—	11,276
Other	4	—	(268)	—	—	(268)
Balance as of December 31, 2017	641,119	2	4,435,329	(998,212)	(4,007)	3,433,112
Adoption of accounting standard, net of tax	—	—	—	34,430	—	34,430
Common stock issued for initial public offering proceeds, net of related fees and tax benefit	105,000	1,050	1,405,678	—	—	1,406,728
Net loss	—	—	—	(609,155)	—	(609,155)
Dividends	—	—	—	(107,355)	—	(107,355)
Other comprehensive loss, net of tax	—	—	—	—	(67,772)	(67,772)
Share-based compensation expense	20,756	—	135,012	—	—	135,012
Other	6	6,617	(6,672)	(140)	—	(195)
Balance as of December 31, 2018	766,881	$7,669	$5,969,347	$(1,680,432)	$(71,779)	$4,224,805
See Notes to Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net (loss) income	$(609,155)	$342,627	$(536,587)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and intangible asset amortization	1,930,929	1,863,299	1,232,967
Amortization of deferred subscriber acquisition costs	59,928	51,491	16,769
Amortization of deferred subscriber acquisition revenue	(79,136)	(46,454)	(10,717)
Amortization of deferred revenue fair value adjustment	166	—	62,845
Share-based compensation expense	135,012	11,276	4,625
Deferred income taxes	(27,338)	(776,683)	(272,512)
Provision for losses on accounts receivable and inventory	61,026	56,687	37,620
Loss on extinguishment of debt	274,836	4,331	24,787
Goodwill impairment	87,962	—	—
Other non-cash items, net	20,079	43,107	60,038
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable, net	(60,686)	(60,113)	(34,221)
Inventories and work-in-progress	(2,602)	4,944	(8,797)
Accounts payable	9,007	(30,695)	(9,103)
Deferred subscriber acquisition costs	(184,674)	(165,120)	(144,583)
Deferred subscriber acquisition revenue	256,498	247,479	167,784
Other, net	(84,245)	45,754	26,608
Net cash provided by operating activities	1,787,607	1,591,930	617,523
Cash flows from investing activities:
Dealer generated customer accounts and bulk account purchases	(693,525)	(653,222)	(407,102)
Subscriber system assets and deferred subscriber installation costs	(576,290)	(582,723)	(468,594)
Capital expenditures	(126,799)	(130,624)	(78,499)
Acquisition of businesses, net of cash acquired	(352,819)	(63,518)	(8,501,542)
Proceeds received from settlement of derivative contracts, net	—	—	41,586
Other investing, net	11,223	16,777	2,437
Net cash used in investing activities	(1,738,210)	(1,413,310)	(9,411,714)
Cash flows from financing activities:
Proceeds from initial public offering, net of related fees	1,406,019	—	—
Proceeds from long-term borrowings	422,875	1,344,126	6,040,019
Repayment of long-term borrowings, including call premiums	(699,637)	(724,999)	(1,392,549)
Proceeds from issuance of mandatorily redeemable preferred securities	—	—	658,551
Repayment of mandatorily redeemable preferred securities, including redemption premium	(852,769)	—	—
Equity capital contributions	—	—	3,662,201
Dividends on common stock	(79,439)	(749,999)	—
Deferred financing costs	(337)	(400)	(104,205)
Other financing, net	(3,711)	(11,797)	(35,242)
Net cash provided by (used in) financing activities	193,001	(143,069)	8,828,775

Effect of currency translation on cash	(2,018)	338	(1,297)

Net increase in cash and cash equivalents and restricted cash and cash equivalents	240,380	35,889	33,287
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	126,782	90,893	57,606
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$367,162	$126,782	$90,893

Supplementary cash flow information:
Interest paid, net of interest income	$688,121	$661,250	$430,686
Income taxes paid, net of refunds	$6,346	$19,433	$5,446
See Notes to Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business and Summary of Significant Accounting Policies
Organization and Business
ADT Inc. (formerly named Prime Security Services Parent Inc.) (“ADT Inc.”), a company incorporated in the State of Delaware, and its wholly owned subsidiaries (collectively, the “Company”), is a leading provider of monitored security and interactive home and business automation solutions in the United States (or “U.S.”) and Canada. The Company is majority-owned by Prime Security Services TopCo Parent, L.P. (“Ultimate Parent”). Ultimate Parent is owned by Apollo Investment Fund VIII, L.P. and related funds that are directly or indirectly managed by Apollo Global Management, LLC, its subsidiaries and its affiliates (“Apollo” or the “Sponsor”), and management investors.
On July 1, 2015, ADT Inc. acquired Protection One, Inc. and ASG Intermediate Holding Corp. (collectively, the “Formation Transactions”), which were instrumental in the formation of the Company. Prior to the Formation Transactions, ADT Inc. was a holding company with no assets or liabilities. On May 2, 2016, the Company acquired The ADT Security Corporation (formerly named The ADT Corporation) (“The ADT Corporation”) (“ADT Acquisition”). The Company primarily conducts business under the ADT brand name.
In January 2018, the Company completed an initial public offering (“IPO”) and the Company’s common stock began trading on the New York Stock Exchange under the symbol “ADT.”
Significant Accounting Policies
The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), which require the Company to select accounting policies and make estimates that affect the reported amount of assets, liabilities, revenue, and expenses, and the related disclosure of contingent assets and contingent liabilities. The Company’s estimates are based on the relevant information available at the end of each period. Actual results could differ materially from these estimates under different assumptions or market conditions.
Information on accounting policies and methods related to revenue, business combinations, goodwill and other intangible assets, debt, preferred securities, income taxes, loss contingencies, derivatives, restructuring, retirement plans, share-based compensation, equity, and net (loss) income per share is included in the respective footnotes that follow. Below is a discussion of accounting policies and methods used in the consolidated financial statements that are not presented in other footnotes.
Basis of Presentation and Consolidation
The accompanying consolidated financial statements include the accounts of ADT Inc. and its wholly owned subsidiaries, and have been prepared in U.S. dollars in accordance with GAAP. All intercompany transactions have been eliminated. Certain prior period amounts have been reclassified to conform with the current period presentation.
The Company has a single operating and reportable segment which is based on the manner in which the Chief Executive Officer, who is the chief operating decision maker, evaluates performance and makes decisions about how to allocate resources.
On January 4, 2018, the board of directors of the Company declared a 1.681-for-1 stock split (“Stock Split”) of the Company’s common stock issued and outstanding as of January 4, 2018. Unless otherwise noted, all share and per-share data included in these consolidated financial statements have been adjusted to give effect to the Stock Split. In addition, the number of shares subject to, and the exercise price of, the Company’s outstanding options were adjusted to reflect the Stock Split.
Foreign Currency Translation and Transaction Gains and Losses
The Company’s reporting currency is the U.S. dollar. The functional currency of the Company’s Canadian subsidiaries is the Canadian dollar. The Company’s Canadian subsidiaries’ financial statements are translated into U.S. dollars using the foreign exchange rates applicable to the dates of the financial statements. Assets and liabilities are translated using the end-of-period spot foreign exchange rate. Revenue, expenses, and cash flows are translated at the average foreign exchange rate for each period. Equity accounts are translated at historical foreign exchange rates. The effects of these translation adjustments are reported as a component of accumulated other comprehensive (loss) income (“AOCI”) in the Consolidated Statements of Stockholders’ Equity.
For any transaction that is denominated in a currency different from the entity’s functional currency, a gain or loss is recorded based on the difference between the foreign exchange rate at the transaction date and the foreign exchange rate at the transaction settlement date (or rate at period end, if unsettled). The Company recognized foreign currency (losses) gains related to the conversion of intercompany loans that are denominated in Canadian dollars within other income (expense) in the Consolidated Statements of Operations of $(3) million, $24 million, and $(16) million during 2018, 2017, and 2016, respectively.
During the first quarter of 2018, the Company designated certain intercompany loans that are denominated in Canadian dollars to be of a long-term-investment nature and began recognizing the related foreign currency losses and gains in AOCI in the Consolidated Statements of Stockholders’ Equity.
Cash and Cash Equivalents
All highly liquid investments with original maturities of three months or less from the time of purchase are considered to be cash equivalents.
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents are cash and cash equivalents that are restricted for a specific purpose and cannot be included in the general cash and cash equivalents account. Restricted cash and cash equivalents are reflected in prepaid expenses and other current assets in the Consolidated Balance Sheets.
Accounts Receivable, net
Accounts receivable represent amounts due from customers and are presented net of allowance for doubtful accounts in the Consolidated Balance Sheets. The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the Company’s accounts receivable based on historical experience and other currently available evidence. The changes in the allowance for doubtful accounts during the periods presented are as follows:

	Years Ended December 31,
(in thousands)	2018	2017	2016
Beginning balance	$34,042	$28,109	$1,498
Provision for bad debt expense	54,558	54,074	37,407
Deductions and other	(48,835)	(48,141)	(10,796)
Ending balance	$39,765	$34,042	$28,109

Inventories
Inventories are primarily comprised of security system components and parts, as well as finished goods. The Company records inventory at the lower of cost and net realizable value. Inventories are presented net of an obsolescence reserve.
Work-in-Progress
Work-in-progress includes certain costs incurred for customer installations of security system equipment sold outright to customers that have not yet been completed.
Property and Equipment, net
Property and equipment, net is recorded at historical cost less accumulated depreciation, which is calculated using the straight-line method over the estimated useful lives of the related assets as follows:

Buildings and related improvements	Up to 40 years
Leasehold improvements	Lesser of remaining term of the lease or economic useful life
Capitalized software	3 to 10 years
Machinery, equipment, and other	Up to 14 years

Depreciation expense is included in depreciation and intangible asset amortization in the Consolidated Statements of Operations and was $166 million, $151 million, and $77 million in 2018, 2017, and 2016, respectively. Repairs and maintenance expenditures are expensed when incurred.

The carrying value of property and equipment, net as of December 31, 2018 and 2017 was as follows:

	December 31,
(in thousands)	2018	2017
Land	$13,381	$13,381
Buildings and leasehold improvements	84,905	78,298
Capitalized software	378,002	247,661
Machinery, equipment, and other	150,484	122,748
Construction in progress	21,634	52,610
Capital leases	69,873	49,740
Accumulated depreciation	(391,714)	(231,993)
Property and equipment, net	$326,565	$332,445

Included in accumulated depreciation in the table above is accumulated depreciation related to capital leases of facilities, vehicles, and equipment of $32 million and $22 million as of December 31, 2018 and 2017, respectively.
Subscriber System Assets, net and Deferred Subscriber Acquisition Costs, net
The Company capitalizes certain costs associated with transactions in which the Company retains ownership of the security system as well as incremental selling expenses related to acquiring customers. These costs include equipment, installation costs, and other incremental costs and are recorded in subscriber system assets, net and deferred subscriber acquisition costs, net on the Consolidated Balance Sheets. These assets embody a probable future economic benefit as they contribute to the generation of future monitoring and related services revenue for the Company.
Subscriber system assets represent capitalized equipment and installation costs incurred in connection with the transactions in which the Company retains ownership of the security system. Upon customer termination, the Company may retrieve such assets. Depreciation expense relating to subscriber system assets was $549 million, $537 million, and $346 million during 2018, 2017, and 2016, respectively, and is included in depreciation and intangible asset amortization in the Consolidated Statements of Operations.
The carrying value of subscriber system assets, net as of December 31, 2018 and 2017 was as follows:

	December 31,
(in thousands)	2018	2017
Gross carrying amount	$4,304,279	$3,762,905
Accumulated depreciation	(1,396,578)	(870,222)
Subscriber system assets, net	$2,907,701	$2,892,683

Deferred subscriber acquisition costs, net represent incremental selling expenses (primarily commissions) related to acquiring customers. Amortization expense relating to deferred subscriber acquisition costs included in selling, general and administrative expenses in the Consolidated Statements of Operations was $60 million, $51 million, and $17 million during 2018, 2017, and 2016, respectively.
Subscriber system assets and any related deferred subscriber acquisition costs resulting from customer acquisitions are accounted for using pools based on the month and year of acquisition. The Company amortizes its pooled subscriber system assets and related deferred subscriber acquisition costs using an accelerated method over the estimated life of the customer relationship, which is 15 years. In order to align the amortization of subscriber system assets and related deferred costs to the pattern in which their economic benefits are consumed, the accelerated method utilizes an average declining balance rate of approximately 250% and converts to straight-line methodology when the resulting amortization charge is greater than that from the accelerated method, resulting in an average amortization of approximately 55% of the pool within the first five years, 25% within the second five years, and 20% within the final five years.
Long-Lived Asset Impairments
The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset or asset group may not be fully recoverable. The Company groups assets at the lowest level for which cash flows are separately identified. Recoverability is measured by a comparison of the carrying value of the asset group to its expected future undiscounted cash flows. If the expected future undiscounted cash flows are less than the carrying value, an impairment loss is recognized based on the amount by which the carrying value exceeds the fair value, less the cost to sell, of the asset group. The calculation of the fair value, less cost to sell, of an asset group is based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.
There were no material long-lived asset impairments in 2018, 2017, or 2016.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of December 31, 2018 and 2017 consisted of the following:

	December 31,
(in thousands)	2018	2017
Accrued interest	$85,046	$91,592
Payroll-related accruals	105,089	94,501
Other accrued liabilities	207,944	165,247
Accrued expenses and other current liabilities	$398,079	$351,340

Advertising
Advertising costs were $143 million, $134 million, and $105 million in 2018, 2017, and 2016, respectively. These costs are expensed when incurred and are included in selling, general and administrative expenses in the Consolidated Statements of Operations.
Radio Conversion Costs
In 2015, the Company began a program to replace 2G cellular technology used in many of its security systems. During 2018, 2017, and 2016, the Company incurred charges of $5 million, $12 million, and $34 million, respectively, related to this program, which includes costs related to The ADT Corporation customers under a similar program from the date of the ADT Acquisition. These costs are reflected in selling, general and administrative expenses in the Consolidated Statements of Operations.
Merger, Restructuring, Integration, and Other
Included in merger, restructuring, integration, and other in the Consolidated Statements of Operations are certain direct and incremental costs resulting from acquisitions made by the Company, certain related integration efforts as a result of those acquisitions, costs related to the Company’s restructuring efforts, as well as fair value remeasurements and impairment charges on certain of the Company’s strategic investments.
Other Income (Expense)
During 2018, other income (expense) included approximately $22 million of licensing fees, as well as a gain of $7.5 million from the sale of equity in a third party that the Company received as part of a settlement, as described below. During 2017, other income (expense) primarily included net foreign currency transaction gains of $24 million from the conversion of intercompany loans that are denominated in Canadian dollars. During 2016, other income (expense) primarily included net foreign currency transaction losses from the conversion of intercompany loans that are denominated in Canadian dollars of $16 million.
Concentration of Credit Risks
The primary financial instruments that could potentially subject the Company to concentrations of credit risks are accounts receivable. The Company’s concentration of credit risk with respect to accounts receivable is limited due to the significant size of its customer base.
Fair Value of Financial Instruments
The Company’s financial instruments primarily consist of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable, debt, preferred securities, and derivative financial instruments. Due to their short-term and/or liquid nature, the fair values of cash, restricted cash, accounts receivable, and accounts payable approximate their respective carrying values.

Cash Equivalents - Included in cash and cash equivalents are investments in money market mutual funds, which totaled $221 million and $51 million as of December 31, 2018 and 2017, respectively. These investments are classified as Level 1 for purposes of fair value measurement.
Long-Term Debt Instruments - The fair values of the Company’s debt instruments were determined using broker-quoted market prices, which are considered Level 2 inputs. The carrying amount of debt outstanding, if any, under the Company’s revolving credit facility approximates fair value as interest rates on these borrowings approximate current market rates and are considered Level 2 inputs. Refer to Note 5 “Debt” for further discussion.
The carrying value and fair value of the Company’s long-term debt instruments that are subject to fair value disclosures as of December 31, 2018 and 2017 were as follows:

	December 31, 2018		December 31, 2017
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt instruments, excluding capital lease obligations	$9,952,385	$9,828,274	$10,128,020	$10,868,626

Koch Preferred Securities - The Company redeemed the Koch Preferred Securities in full on July 2, 2018.
As of December 31, 2017, the Koch Preferred Securities had a carrying value and fair value of $682 million and $925 million, respectively. The fair value was estimated using a discounted cash flow approach in conjunction with a binomial lattice interest rate model to incorporate the contractual dividends and the Company’s ability to redeem the Koch Preferred Securities. Key input assumptions to the valuation analysis included the credit spread, yield volatility, and expected time to redemption, which are considered Level 3 inputs. The credit spread was estimated using the credit spread at issuance of the Koch Preferred Securities and adjusted for the change in observed publicly traded debt of the Company between the issuance date and the measurement date. The yield volatility estimate was based on the historical yield volatility observed from comparable public high yield debt. The expected time to redemption was based on the Company’s expectations regarding redemption following the IPO. Refer to Note 6 “Mandatorily Redeemable Preferred Securities” for further discussion.
Derivative Financial Instruments - Derivative financial instruments are reported at fair value as either assets or liabilities in the Consolidated Balance Sheets. These fair values are primarily calculated using discounted cash flow analysis valuation techniques that incorporate observable inputs, such as quoted forward interest rates, and incorporate credit risk adjustments to reflect the risk of default by the counterparty or the Company. The inputs to these valuations are considered Level 2 inputs. Refer to Note 9 “Derivative Financial Instruments” for further discussion.
Guarantees
In the normal course of business, the Company is liable for contract completion and product performance. The Company does not believe such obligations will significantly affect its financial position, results of operations, or cash flows. As of December 31, 2018 and 2017, the Company had no material guarantees other than $54 million in each of the respective periods, primarily in standby letters of credit related to its insurance programs.
Settlements
In January 2018, the Company received $10 million in connection with a litigation settlement, which is reflected as a benefit to selling, general and administrative expenses in the Consolidated Statement of Operations for 2018.
In February 2018, the Company entered into a settlement agreement (“February 2018 Settlement Agreement”), the terms of which entitled the Company to receive $7.5 million of non-cash compensation in the form of an equity interest in the counterparty to the agreement (“Counterparty”), which the Company recognized as a benefit to selling, general and administrative expenses in 2018. Additionally, the February 2018 Settlement Agreement entitled the Company to receive $24 million in licensing fees over a forty-eight-month period.
In the second quarter of 2018, the Counterparty was acquired by a third party. The terms of the acquisition entitled the Company to approximately $15 million in exchange for the Company’s equity interest in the Counterparty. Additionally, as a result of the Counterparty’s acquisition, the Company concluded that amounts due under the license arrangement were probable of being collected. The Company received approximately $12 million in cash associated with its equity interest during the second quarter of 2018, and recorded a gain on investment of $7.5 million, which is reflected in other income (expense) in the Consolidated Statements of Operations. The Company also recorded a benefit of $22 million associated with the license arrangement, which is discounted to reflect a significant financing component, and reflected this amount in other income (expense) in the Consolidated Statement of Operations.
Recently Adopted Accounting Pronouncements
Revenue Recognition
Financial Accounting Standards Board Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, and related amendments, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The Company adopted this new standard and its related amendments effective on January 1, 2018 using the modified retrospective transition method, whereby the cumulative effect of initially applying the new standard is recognized as an adjustment to the opening balance of stockholders’ equity. Results for reporting periods beginning on or after January 1, 2018 are presented under this new standard, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period.
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
As of January 1, 2018, due to the cumulative impact of adopting this new standard, the Company recorded a net increase to the opening balance of stockholders’ equity of $34 million, which is net of tax of $12 million. The impact to the line items in the Consolidated Balance Sheet was as follows:

(in thousands)	Balance as of December 31, 2017	Revenue Standard Adoption Adjustment	Balance as of January 1, 2018
Assets
Prepaid expenses and other current assets	$77,241	$6,615	$83,856
Deferred subscriber acquisition costs, net	282,478	33,380	315,858
Other assets	123,967	6,321	130,288

Liabilities
Deferred tax liabilities	1,376,708	11,886	1,388,594

Stockholders' Equity
Accumulated deficit	(998,212)	34,430	(963,782)

Refer to Note 2 “Revenue” for further discussion related to the impact of adopting this standard.
Restricted Cash and Cash Equivalents
ASU 2016-18, Restricted Cash, amended the presentation of restricted cash within the statement of cash flows. The new guidance requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this guidance effective on January 1, 2018 using the retrospective transition method for all periods presented in the Consolidated Statements of Cash Flows.

The following table provides a reconciliation of the amount of cash and cash equivalents and restricted cash and cash equivalents reported within the Consolidated Balance Sheets to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	As of December 31,
(in thousands)	2018	2017	2016
Cash and cash equivalents	$363,177	$122,899	$75,891
Restricted cash and cash equivalents in prepaid expenses and other current assets	3,985	3,883	14,932
Restricted cash and cash equivalents in other assets	—	—	70
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$367,162	$126,782	$90,893

Goodwill
ASU 2017-04, Simplifying the Test for Goodwill Impairment, simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under this new guidance, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying value. If the carrying amount exceeds fair value, an impairment loss is recognized in an amount equal to that excess. The Company adopted this guidance during the fourth quarter of 2018.
Recently Issued Accounting Pronouncements
Lease Accounting
ASU 2016-02, Leases, and related amendments, requires lessees to recognize a right-of-use asset and a lease liability for substantially all leases and to disclose key information about leasing arrangements. This guidance is effective for all public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and will be effective for the Company in the first quarter of 2019.
The guidance is to be adopted using a modified retrospective approach or an optional transition method. The Company has elected to adopt the guidance using the optional transition method, which allows entities to apply the guidance at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings, if any, in the period of adoption with no restatement of comparative periods. As part of the adoption, the Company has elected to apply the package of transitional practical expedients under which the Company will not not reassess prior conclusions about lease identification, lease classification, and initial direct costs of existing leases as of the date of adoption. Additionally, the Company has elected lessee and lessor practical expedients to not separate non-lease components from lease components. The Company did not elect to apply the hindsight transitional practical expedient to reassess the lease terms of existing lease arrangements as of the date of adoption or the short-term lease recognition exemption.
The Company has performed an impact analysis of the guidance and is in the final phase of implementing the guidance, which includes analyzing the impact of the guidance on existing lease contracts, reviewing the completeness of the existing lease portfolio, comparing accounting policies under current accounting guidance to the new accounting guidance, and implementing a new lease accounting system. Upon transition to the guidance as of the date of adoption, the Company expects to recognize approximately $115 million to $145 million of operating lease liabilities on the Consolidated Balance Sheets, with a corresponding amount of right-of-use assets, net of amounts reclassified from other assets and liabilities, as specified by the guidance. Further, the Company does not expect that the adoption of the guidance will have a material effect on the Consolidated Statements of Operations or Cash Flows.
Other
ASU 2016-13, Measurement of Credit Losses on Financial Instruments, and related amendments, introduces new guidance which makes substantive changes to the accounting for credit losses. This guidance introduces the current expected credit losses (“CECL”) model which applies to financial assets subject to credit losses and measured at amortized cost, as well as certain off-balance sheet credit exposures. The CECL model requires an entity to estimate credit losses expected over the life of an exposure, considering information about historical events, current conditions, and reasonable and supportable forecasts and is generally expected to result in earlier recognition of credit losses. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and will be effective for the Company in the first quarter of 2020. The Company is currently evaluating the impact of this guidance.
ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is classified as a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and will be effective for the Company in the first quarter of 2020. Early adoption is permitted. Companies may apply this guidance either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently evaluating the impact of this guidance.
2. Revenue
The Company generates revenue primarily through contractual monthly recurring fees received for monitoring and related services provided to customers. In transactions in which the Company provides monitoring and related services but retains ownership of the security systems, the Company’s performance obligations primarily include monitoring, related services (such as maintenance agreements), and a material right associated with the non-refundable fees received in connection with the initiation of a monitoring contract (referred to as deferred subscriber acquisition revenue) that the customer will not need to pay upon a renewal of the contract. The portion of the transaction price associated with monitoring and related services revenue is recognized when the services are provided to the customer and is reflected in monitoring and related services revenue in the Consolidated Statements of Operations.
Deferred subscriber acquisition revenue is deferred and recorded as deferred subscriber acquisition revenue in the Consolidated Balance Sheets upon initiation of a monitoring contract. Deferred subscriber acquisition revenue is amortized in pools into installation and other revenue in the Condensed Consolidated Statements of Operations over the estimated life of the customer relationship using an accelerated method consistent with the amortization of subscriber system assets and deferred subscriber acquisition costs associated with the transaction. Amortization of deferred subscriber acquisition revenue was $79 million, $46 million, and $11 million in 2018, 2017, and 2016, respectively.
In transactions involving security systems that are sold outright to the customer, the Company’s performance obligations generally include monitoring, related services, and the sale and installation of the security systems. For such arrangements, the Company allocates a portion of the transaction price to each performance obligation based on a relative standalone selling price. Revenue associated with the sale and installation of security systems is recognized once installation is complete and is reflected in installation and other revenue in the Consolidated Statements of Operations. Revenue associated with monitoring and related services is recognized as those services are provided and is reflected in monitoring and related services revenue in the Consolidated Statements of Operations.
Early termination of the contract by the customer results in a termination charge in accordance with the contract terms. Contract termination charges are recognized in revenue when collectability is probable and are reflected in monitoring and related services revenue in the Consolidated Statements of Operations. The Company records revenue in the Consolidated Statements of Operations net of sales and other taxes. Amounts collected from customers for sales and other taxes are reported as a liability net of the related amounts remitted.
Customer billings for services not yet rendered are deferred and recognized as revenue as services are provided. These fees are recorded as current deferred revenue in the Consolidated Balance Sheets as the Company expects to satisfy any remaining performance obligations, as well as recognize the related revenue, within the next twelve months. Accordingly, the Company has applied the practical expedient regarding deferred revenue to exclude the value of remaining performance obligations if (i) the contract has an original expected term of one year or less or (ii) the Company recognizes revenue in proportion to the amount it has the right to invoice for services performed.
The following table sets forth the Company’s revenue disaggregated by source under the current guidance:

(in thousands)	Year Ended December 31, 2018
Monitoring and related services	$4,109,939
Installation and other	471,734
Total revenue	$4,581,673

The impact from the adoption of the new revenue standard on the Company’s consolidated financial statements as of and for the year ended December 31, 2018 was as follows:

	As Reported	Balances without Adoption of Standard	Effect of Adoption Increase / (Decrease)
Statement of Operations (in thousands)
Monitoring and related services	$4,109,939	$4,116,219	$(6,280)
Installation and other	471,734	464,581	7,153
Total revenue	4,581,673	4,580,800	873
Cost of revenue (exclusive of depreciation and amortization shown separately below)	1,041,336	1,041,336	—
Selling, general and administrative expenses(1)	1,246,950	1,273,515	(26,565)
Depreciation and intangible asset amortization	1,930,929	1,930,929	—
Merger, restructuring, integration, and other	(3,344)	(3,344)	—
Goodwill impairment	87,962	87,962	—
Operating income	277,840	250,402	27,438
Interest expense, net	(663,204)	(663,204)	—
Loss on extinguishment of debt	(274,836)	(274,836)	—
Other income	27,582	27,582	—
Loss before income taxes	(632,618)	(660,056)	27,438
Income tax benefit	23,463	29,609	(6,146)
Net loss	$(609,155)	$(630,447)	$21,292
_________________

(1)	The effect of adoption includes approximately $19 million associated with non-cash amortization expense of deferred subscriber acquisition costs.

	As Reported	Balances without Adoption of Standard	Effect of Adoption Increase / (Decrease)
Balance Sheet (in thousands)
Assets
Prepaid expenses and other current assets	$129,811	$120,891	$8,920
Deferred subscriber acquisition costs, net	429,965	368,450	61,515
Other assets	120,279	116,960	3,319

Liabilities
Deferred tax liabilities	1,342,168	1,324,136	18,032

Stockholders' equity
Accumulated deficit	(1,680,432)	(1,736,154)	55,722

3. Acquisitions
From time to time, the Company may pursue acquisitions of companies that either strategically fit with the Company’s existing core business or expand the Company’s security, fire, and monitoring solutions in new and attractive adjacent markets.
The Company accounts for business combinations under the acquisition method of accounting. The assets acquired and liabilities assumed in connection with business acquisitions are recorded at the date of acquisition at their estimated fair values, with any excess of the purchase price over the estimated fair values of the net assets acquired recorded as goodwill. Significant judgment is required in estimating the fair value of assets acquired and liabilities assumed and in assigning their respective useful lives. Accordingly, the Company may engage third-party valuation specialists to assist in these determinations. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management, but are inherently uncertain.
The consolidated financial statements reflect the operations of an acquired business starting from the effective date of the acquisition. Expenses related to business acquisitions are recognized as incurred and are included in merger, restructuring, integration, and other in the Consolidated Statements of Operations.

ADT Acquisition
On May 2, 2016, the Company completed its acquisition of The ADT Corporation, a leading provider of monitored security and interactive automation solutions in the U.S. and Canada. The ADT Acquisition provided the Company the ability to continue to expand its market presence in the security industry by leveraging the ADT brand name and other best practices.
Upon completion of the ADT Acquisition, The ADT Corporation shareholders received $42.00 in cash, without interest and subject to applicable withholding taxes, for each share of common stock held immediately prior to the closing of the ADT Acquisition.
Additionally, pursuant to the agreement to acquire The ADT Corporation, all outstanding stock option awards, and restricted stock awards (except for certain performance share awards), held by The ADT Corporation employees were automatically canceled and converted into the right to receive cash consideration of $42.00 per share. Outstanding performance share awards held by The ADT Corporation employees were canceled and converted into the right to receive cash at 115% of the target award payable only if the requisite service period vesting conditions were met or if The ADT Corporation employee was separated from the Company under certain conditions. All remaining outstanding payments were made as of November 2018.
Total consideration in connection with the ADT Acquisition was $12,114 million, which includes the assumption of The ADT Corporation’s then outstanding debt (inclusive of capital lease obligations) at a fair value of $3,551 million on the acquisition date and cash at the time of closing of $54 million.
The Company funded the ADT Acquisition, as well as amounts due for merger costs, using the net proceeds from a combination of the following:

(i)	equity proceeds of $3,571 million, net of issuance costs, which resulted from equity issuances by the Company and Ultimate Parent to the Company’s Sponsor and certain other investors;

(ii)
incremental first lien term loan in an aggregate principal amount of $1,555 million and issuance of $3,140 million aggregate principal amount of second-priority secured notes. Refer to Note 5 “Debt” for further discussion; and

(iii)
issuance by ADT Inc. of 750,000 shares of Series A preferred securities (“the Koch Preferred Securities”) and issuance by Ultimate Parent of detachable warrants for the purchase of Class A-1 Units in Ultimate Parent (“Warrants”) to an affiliate of Koch Industries, Inc. (“Koch Investor”) for an aggregate amount of $750 million. Refer to Note 6 “Mandatorily Redeemable Preferred Securities” for further discussion.

In 2016, the Company incurred $311 million in merger related costs on a pre-tax basis in connection with the ADT Acquisition. These costs consisted of (i) financing costs associated with unused bridge and backstop credit facilities, (ii) transaction fees paid to Apollo, (iii) incremental stock-based compensation expense as a result of the acceleration of vesting of all unvested stock options and restricted stock units outstanding as of the ADT Acquisition date, and (iv) other merger related costs such as advisory, legal, and accounting fees, as well as other professional costs. These costs are included in merger, restructuring, integration, and other in the Consolidated Statements of Operations.
Pro Forma Results
The following summary, prepared on a pro forma basis, presents the Company’s unaudited consolidated results of operations for 2016 as if the ADT Acquisition had been completed as of January 1, 2015. The pro forma results below include the impact of certain adjustments related to the amortization of intangible assets, merger related costs incurred as of the acquisition date, and interest expense on related borrowings, and in each case, the related income tax effects, as well as certain other post-acquisition adjustments directly attributable to the acquisition. This pro forma presentation does not include any impact of transaction synergies. The pro forma results are not necessarily indicative of the results of operations that actually would have been achieved had the ADT Acquisition been consummated as of that date:

(in thousands)	Year Ended December 31, 2016
Total revenue	$4,104,071
Net loss	(541,840)

Total revenue and net loss attributable to The ADT Corporation of $2,260 million and $78 million, respectively, are included in the Consolidated Statements of Operations from the acquisition date, May 2, 2016, to December 31, 2016.

Red Hawk Acquisition
On December 3, 2018, the Company acquired all of the issued and outstanding capital stock of Fire & Security Holdings, LLC (“Red Hawk Fire & Security”), a leader in commercial fire, life safety, and security services, for total consideration of approximately $318 million, which includes the assumption of capital lease obligations of $16 million, and cash paid of approximately $301 million, net of cash acquired (“Red Hawk Acquisition”). The Company funded the Red Hawk Acquisition from a combination of additional debt financing and cash on hand. This acquisition is intended to accelerate the Company's growth in the commercial security market and expand the Company’s product portfolio with the introduction of commercial fire safety related solutions.
The following table summarizes the purchase price allocation, as reflected in these consolidated financial statements, to the estimated fair values of the net assets acquired and liabilities assumed as of the date of acquisition:

Fair value of assets acquired and liabilities assumed (in thousands):
Cash	$1,257
Accounts receivable trade	73,100
Inventories	14,300
Prepaid expenses and other current assets	5,524
Property and equipment	22,330
Goodwill	92,289
Contracts and related customer relationships	132,200
Other definite-lived intangible assets	11,220
Other assets	1,475
Accounts payable	(14,883)
Deferred revenue	(10,400)
Accrued expenses and other current liabilities	(10,165)
Other liabilities	(707)
Capital lease obligations	(15,657)
Total consideration transferred	$301,883

The purchase price allocation reflects preliminary fair value estimates based on management analysis, including preliminary work performed by third-party valuation specialists. The Company will finalize the purchase price allocation no later than one year from the acquisition date. The acquired contracts and related customer relationships will be amortized on a straight-line basis over 10 to 15 years while the acquired other definite-lived intangible assets will be amortized on a straight-line basis up to 5 years. The Company recorded approximately $92 million of goodwill, the majority of which is deductible for tax purposes, which reflects the strategic value of Red Hawk Fire & Security's earnings growth potential to the Company. Additionally, the Company allocated the goodwill recognized as a result of the Red Hawk Acquisition to the Red Hawk reporting unit. Red Hawk Fire & Security's impact on the Company’s Consolidated Statements of Operations during 2018 and pro-forma results for 2018 and 2017 is not material.
Other Acquisitions
In addition to the Red Hawk Acquisition, the Company acquired other businesses for total consideration of approximately $52 million and cash paid of $49 million, net of cash acquired, which resulted in the preliminary recognition of $24 million of goodwill and $20 million of contracts and related customer relationships during 2018. During 2017, the Company acquired other businesses for total consideration of approximately $79 million and cash paid of $64 million, net of cash acquired, which resulted in the recognition of $37 million of goodwill and $21 million of contracts and related customer relationships. The ADT Acquisition was the only acquisition during 2016.

4. Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill are as follows:

	Years Ended December 31,
(in thousands)	2018	2017
Beginning balance	$5,070,586	$5,013,376
Acquisitions	116,110	37,491
Goodwill impairment	(87,962)	—
Currency translation and other	(16,847)	19,719
Ending balance	$5,081,887	$5,070,586

There were no material measurement period adjustments to purchase price allocations.
Other Intangible Assets
The gross carrying amounts, accumulated amortization, and net carrying amounts of the Company’s other intangible assets as of December 31, 2018 and 2017 are as follows:

	December 31, 2018			December 31, 2017
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Contracts and related customer relationships	$7,568,456	$(2,816,079)	$4,752,377	$6,748,355	$(1,749,327)	$4,999,028
Dealer relationships	1,598,916	(230,511)	1,368,405	1,605,910	(146,299)	1,459,611
Other	210,802	(176,390)	34,412	195,363	(130,227)	65,136
Total definite-lived intangible assets	9,378,174	(3,222,980)	6,155,194	8,549,628	(2,025,853)	6,523,775
Indefinite-lived intangible assets:
Trade name	1,333,000	—	1,333,000	1,333,000	—	1,333,000
Intangible assets	$10,711,174	$(3,222,980)	$7,488,194	$9,882,628	$(2,025,853)	$7,856,775

Definite-Lived Intangible Assets
Definite-lived intangible assets primarily include contracts and related customer relationships and dealer relationships that originated from the Formation Transactions and the ADT Acquisition as well as contracts with customers purchased under the ADT Authorized Dealer Program (as defined below), or from other third parties.
The amortizable life and method of amortization of the Company’s contracts and related customer relationships acquired as part of the Formation Transactions and the ADT Acquisition are based on management estimates about the amounts and timing of estimated future revenue from customer accounts and average customer account life that existed as of the Formation Transactions and the ADT Acquisition. The amortizable life and method of amortization of the Company’s dealer relationships are based on management estimates about the longevity of the underlying dealer network and the attrition of those respective dealers that existed as of the Formation Transactions and the ADT Acquisition. Contracts and related customer relationships acquired as part of the Red Hawk Acquisition are amortized over a period of 10 to 15 years on a straight-line basis. Other definite-lived intangible assets are amortized over a period of up to 10 years on a straight-line basis.
The Company maintains agreements with a network of third-party independent alarm dealers who sell alarm equipment and ADT Authorized Dealer-branded monitoring and interactive services to end users (“ADT Authorized Dealer Program”). The dealers in this program generate new end-user contracts with customers which the Company has the right, but not the obligation, to purchase from the dealer. Purchases of contracts with customers under the ADT Authorized Dealer Program, or from other third parties, are considered asset acquisitions and are recorded at their contractually determined purchase price. The Company may charge back the purchase price of any end-user contract if the contract is canceled during the charge-back period, which is generally twelve to fifteen months from the date of purchase. The Company records the amount of the charge back as a reduction to the purchase price. The Company paid $694 million, $653 million, and $407 million for contracts with customers under the ADT Authorized Dealer Program and from other third parties in 2018, 2017, and 2016, respectively.

Purchases of contracts with customers under the ADT Authorized Dealer Program, or from other third parties, are accounted for using pools based on the month and year of acquisition. The Company amortizes its pooled contracts with customers using an accelerated method over the estimated life of the customer relationship, which is 15 years. The accelerated method for amortizing these contracts utilizes an average declining balance rate of approximately 300% and converts to straight-line methodology when the resulting amortization charge is greater than that from the accelerated method, resulting in an average amortization of approximately 65% of the pool within the first five years, 25% within the second five years, and 10% within the final five years.
The changes in the net carrying amount of contracts and related customer relationships were as follows:

	Years Ended December 31,
(in thousands)	2018	2017
Beginning balance	$4,999,028	$5,290,634
Acquisition of customer relationships	152,263	20,632
Customer contract additions, net of dealer charge-backs	697,410	654,488
Amortization	(1,076,057)	(989,553)
Currency translation and other	(20,267)	22,827
Ending balance	$4,752,377	$4,999,028

The weighted-average amortization period for contracts and related customer relationships purchased under the ADT Authorized Dealer Program and from other third parties was 15 years in 2018 and 2017.
Amortization expense for definite-lived intangible assets for the periods presented was as follows:

	Years Ended December 31,
(in thousands)	2018	2017	2016
Definite-lived intangible asset amortization expense	$1,206,536	$1,164,283	$800,203

The estimated aggregate amortization expense over the next five years for definite-lived intangible assets is expected to be as follows:

(in thousands)
2019	$1,188,577
2020	$1,125,714
2021	$1,015,858
2022	$665,241
2023	$307,912

Indefinite-Lived Intangible Assets
The Company’s indefinite-lived intangible assets as of December 31, 2018 and 2017 are solely comprised of $1,333 million related to the ADT trade name acquired as part of the ADT Acquisition.
Goodwill and Indefinite-Lived Intangible Assets Impairment
Goodwill and indefinite-lived intangible assets are not amortized and are tested for impairment at least annually as of the first day of the fourth quarter of each year and more often if an event occurs or circumstances change which indicate it is more-likely-than-not that fair value is less than carrying amount. The annual impairment tests of goodwill and indefinite-lived intangible assets may be completed through qualitative assessments. The Company may elect to bypass the qualitative assessment and proceed directly to a quantitative impairment test for any reporting unit or indefinite-lived intangible asset in any period.  The Company may resume the qualitative assessment for any reporting unit or indefinite-lived intangible asset in any subsequent period.
Goodwill
Under a qualitative approach, the impairment test for goodwill consists of an assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying amount. If the Company elects to bypass the qualitative assessment for any reporting unit, or if a qualitative assessment indicates it is more-likely-than-not that the estimated carrying value of a reporting unit exceeds its fair value, the Company proceeds to a quantitative approach.

Under a quantitative approach, the Company estimates the fair value of the reporting unit and compares it to its carrying amount. If the carrying amount exceeds fair value, an impairment loss is recognized in an amount equal to that excess. The fair value of a reporting unit is determined using the income approach which discounts projected cash flows using market participant assumptions. The discounted cash flow methodology includes significant assumptions including, but not limited to, forecasted revenue, operating profit margins, operating expenses, cash flows, perpetual growth rates, and long-term discount rates. The resulting fair value under a quantitative approach is sensitive to changes in the underlying assumptions. In developing these assumptions, management relies on various factors including operating results, business plans, economic projections, anticipated future cash flows, and other market data. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying judgments and factors and ultimately impact the estimated fair value determinations may include such items as a prolonged downturn in the business environment, changes in economic conditions that significantly differ from management assumptions in timing or degree, volatility in equity and debt markets resulting in higher discount rates, and unexpected regulatory changes. As a result, there are inherent uncertainties related to these judgments and factors in applying them to the goodwill impairment test.
Indefinite-Lived Intangible Assets
Under a qualitative approach, the impairment review for an indefinite-lived intangible asset consists of an assessment of whether it is more-likely-than-not that an asset’s fair value is less than its carrying amount. If the Company elects to bypass the qualitative assessment for any indefinite-lived intangible asset, or if a qualitative assessment indicates it is more-likely-than-not that the estimated carrying value of such asset exceeds its fair value, the Company proceeds to a quantitative approach.
Under a quantitative approach, the Company estimates the fair value of the asset and compares it to its carrying amount. If the carrying amount exceeds fair value, an impairment loss is recognized in an amount equal to that excess. The fair value of an indefinite-lived intangible asset is determined based on the nature of the underlying asset. The Company’s only indefinite-lived intangible asset is the ADT trade name. The fair value of the ADT trade name is determined under a relief from royalty method, which is an income approach that estimates the cost savings that accrue to the Company that it would otherwise have to pay in the form of royalties or license fees on revenue earned through the use of the asset. The utilization of the relief from royalty method requires the Company to make significant assumptions including revenue growth rates, the implied royalty rate, and the discount rate.
Impairment Analysis
As of October 1, 2018, the Company qualitatively tested the goodwill associated with the U.S. reporting unit for impairment due to the recency of a quantitative test performed, which resulted in significant excess in fair value over carrying value, while the Company quantitatively tested the goodwill associated with the Canada reporting unit and the ADT trade name for impairment. Additionally, the Company did not test the goodwill associated with the Red Hawk reporting unit due to the recency of the Red Hawk Acquisition. Based on the results of the tests, the Company recorded a goodwill impairment loss of $88 million related to the Canada reporting unit. The key factor contributing to the goodwill impairment was the underperformance of the Canada reporting unit during 2018 relative to expectations, and as a result, the Company revised the forward-looking outlook for the Canada reporting unit in the fourth quarter of 2018. The Company concluded there were no other impairments associated with goodwill or the ADT trade name during 2018, 2017, or 2016.

5. Debt
Debt as of December 31, 2018 and 2017 was comprised of the following:

					Balance as of December 31,
Debt Description	Issued	Maturity	Interest Rate	Interest Payable	2018	2017
First Lien Term B-1 Loan	5/2/2016	5/2/2022	LIBOR +2.75%	Quarterly	$3,924,438	$3,536,104
Prime Notes	5/2/2016	5/15/2023	9.250%	5/15 and 11/15	2,546,000	3,140,000
ADT Notes due 2020	12/18/2014	3/15/2020	5.250%	3/15 and 9/15	300,000	300,000
ADT Notes due 2021	10/1/2013	10/15/2021	6.250%	4/15 and 10/15	1,000,000	1,000,000
ADT Notes due 2022	7/5/2012	7/15/2022	3.500%	1/15 and 7/15	1,000,000	1,000,000
ADT Notes due 2023	1/14/2013	6/15/2023	4.125%	6/15 and 12/15	700,000	700,000
ADT Notes due 2032	5/2/2016	7/15/2032	4.875%	1/15 and 7/15	728,016	728,016
ADT Notes due 2042	7/5/2012	7/15/2042	4.875%	1/15 and 7/15	21,896	21,896
Capital lease obligations	N/A	N/A	N/A	N/A	49,911	41,166
Less: Unamortized debt discount					(19,642)	(22,443)
Less: Unamortized deferred financing costs					(42,840)	(60,167)
Less: Unamortized purchase accounting fair value adjustment and other					(205,483)	(215,386)
Total debt					10,002,296	10,169,186
Less: Current maturities of long-term debt					(58,184)	(48,060)
Long-term debt					$9,944,112	$10,121,126
__________________
N/A—Not applicable
First Lien Credit Agreement
Concurrently with the consummation of the Formation Transactions, the Company entered into a first lien credit agreement dated as of July 1, 2015 (together with the subsequent amendments and restatements described below, the “First Lien Credit Agreement”), which included a term loan facility with an initial aggregate principal amount of $1,095 million maturing on July 1, 2021 (“First Lien Term B Loan”) and a first lien revolving credit facility with an aggregate commitment of up to $95 million and maturing on July 1, 2020 (“2020 Revolving Credit Facility”).
The interest rate for the First Lien Term B Loan was originally calculated as, at the Company’s option, either (a) LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs (“Adjusted LIBOR”) with a floor of 1.00%, or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50% per annum, (ii) the prime rate published by The Wall Street Journal, and (iii) one-month adjusted LIBOR plus 1.00% per annum (“Base Rate”), in each case, plus the applicable margin of 4.00% for Adjusted LIBOR loans and 3.00% for Base Rate loans and was payable on each interest payment date, at least quarterly, in arrears. In addition, the First Lien Credit Agreement required the Company to pay a commitment fee between 0.375% and 0.50% (determined based on a net first lien leverage ratio) in respect of the unused commitments under the Revolving Credit Facilities (as defined below).
The First Lien Credit Agreement has been amended and restated since origination with significant terms of each amendment and restatement as follows:
Amendment and Restatement dated as of May 2, 2016

•
The Company borrowed an incremental first lien term loan in an aggregate principal amount of $1,555 million and maturing on May 2, 2022 (“First Lien Term B-1 Loan”). The interest rate for the First Lien Term B-1 Loan was originally calculated as either (a) Adjusted LIBOR with a floor of 1.00% or (b) the Base Rate, plus an applicable margin of 4.50% for Adjusted LIBOR loans and 3.50% for Base Rate loans (subsequently reduced following amendments and restatements of the First Lien Credit Agreement described below) and is payable on each interest payment date, at least quarterly, in arrears.

•
The Company entered into an incremental first lien revolving credit facility with an aggregate commitment of up to $255 million and maturing on May 2, 2021 (“2021 Revolving Credit Facility”) (collectively, with the 2020 Revolving Credit Facility, “Revolving Credit Facilities”).

•	ADT Inc. and its domestic subsidiaries were added as guarantors under the First Lien Credit Agreement.

•
The applicable margins utilized for the First Lien Term B Loan and the 2020 Revolving Credit Facility were increased from 4.00% to 4.50% for Adjusted LIBOR loans and from 3.00% to 3.50% for Base Rate loans.

Amendment and Restatement dated as of June 23, 2016

•
The Company borrowed an incremental aggregate principal amount of $125 million of the First Lien Term B-1 Loan. The proceeds were used to pay down a portion of the outstanding principal balance of the Second Lien Term Loan (as defined below) on July 1, 2016.

•	The Company reallocated an aggregate principal amount of $172 million from the First Lien Term B Loan to the First Lien Term B-1 Loan.

•
The applicable margin utilized in the calculation of interest for the First Lien Term B and the First Lien Term B-1 Loan was decreased from 4.50% to 3.75% for Adjusted LIBOR loans and from 3.50% to 2.75% for Base Rate loans, and the applicable margin with respect to borrowings under the Revolving Credit Facilities remained at 4.50% for Adjusted LIBOR loans and 3.50% for Base Rate loans, in each case, subject to adjustment pursuant to a leverage-based pricing grid.

Amendment and Restatement dated as of December 28, 2016

•	The Company allocated the remaining outstanding principal amount of $916 million from the First Lien Term B Loan to the First Lien Term B-1 Loan.

•
The applicable margin utilized in the calculation of interest for the First Lien Term B-1 Loan was decreased from 3.75% to 3.25% for Adjusted LIBOR loans and 2.75% to 2.25% for Base Rate loans, and the applicable margin with respect to borrowings under the Revolving Credit Facilities remained at 4.50% for Adjusted LIBOR loans and 3.50% for Base Rate loans, in each case, subject to adjustment pursuant to a leverage-based pricing grid.

Amendment and Restatement dated as of February 13, 2017

•	The Company borrowed an incremental aggregate principal amount of $800 million of the First Lien Term B-1 Loan.

•
Certain covenants under the First Lien Credit Agreement governing restricted payments were amended to permit the Company to fund one or more distributions to the Company’s equity holders and Ultimate Parent in an aggregate amount not to exceed $795 million. The net proceeds from the incremental borrowing, together with cash on hand, were used to fund dividends of $750 million (“Special Dividend”) and to pay related fees and expenses of $45 million.

Amendment and Restatement dated as of June 29, 2017

•
The applicable margin utilized in the calculation of interest for the First Lien Term B-1 Loan decreased from 3.25% to 2.75% for Adjusted LIBOR loans and 2.25% to 1.75% for Base Rate loans, and the applicable margin with respect to borrowings under the Revolving Credit Facilities remained at 4.50% for Adjusted LIBOR loans and 3.50% for Base Rate loans, in each case, subject to adjustment pursuant to a leverage-based pricing grid.

Amendment and Restatement dated as of March 16, 2018

•
The Revolving Credit Facilities were replaced with a first lien revolving credit facility with an aggregate commitment of up to $350 million maturing on March 16, 2023, subject to the repayment, extension, or refinancing with longer maturity debt of certain of the Company’s other indebtedness (“First Lien Revolving Credit Facility”). Borrowings under the First Lien Revolving Credit Facility will bear interest at a rate equal to, at the Company’s option, either (a) Adjusted LIBOR or (b) the Base Rate, plus the applicable margin of 2.75% for Adjusted LIBOR loans and 1.75% for Base Rate loans. The applicable margin for borrowings under the First Lien Revolving Credit Facility is subject to one step-down based on a certain specified net first lien leverage ratio.

•
The Company is required to pay a commitment fee between 0.375% and 0.50% (determined based on a net first lien leverage ratio) with respect to the unused commitments under the First Lien Revolving Credit Facility.

Amendment and Restatement dated as of December 3, 2018

•
The Company borrowed an incremental aggregate principal amount of $425 million of the First Lien Term B-1 Loan. The Company used part of the proceeds and available cash on hand to fund the Red Hawk Acquisition. The remainder of the proceeds were used to fund the partial redemption of the Prime Notes in February 2019. Refer to Note 19 “Subsequent Events” for further discussion.
The Company’s obligations relating to the First Lien Credit Agreement are guaranteed, jointly and severally, on a senior secured first-priority basis, by substantially all of the Company’s domestic subsidiaries and are secured by first-priority security interests in substantially all of the assets of the Company’s domestic subsidiaries, subject to certain permitted liens and exceptions.
The First Lien Term B-1 Loan requires scheduled quarterly payments equal to 0.25% of the aggregate outstanding principal amount, or approximately $10 million per quarter, with the remaining balance payable at maturity. In addition, the Company is required to make annual prepayments on the outstanding First Lien Term B-1 Loan with a percentage of the Company’s excess cash flow, as defined in the First Lien Credit Agreement, if the excess cash flow exceeds a certain specified threshold. The Company is not currently required to make any annual prepayments based on the Company’s excess cash flow. The Company may make voluntarily prepayments on the First Lien Term B-1 Loan at any time prior to maturity at par. The First Lien Term B-1 Loan has a variable interest rate calculated as, at the Company’s option, either (a) Adjusted LIBOR with a floor of 1.00% or (b) the Base Rate, plus a margin of 2.75% for Adjusted LIBOR loans and 1.75% for Base Rate loans and is payable on a quarterly basis. Refer to Note 9 “Derivative Financial Instruments” for further discussion regarding interest rate swaps.
The First Lien Term B-1 Loan was the only outstanding balance under the First Lien Credit Agreement as of December 31, 2018 and 2017 with an aggregate principal amount of $3,924 million and $3,536 million, respectively. In addition, the Company had $350 million in available borrowing capacity under revolving credit facilities of the First Lien Credit Agreement as of December 31, 2018 and 2017.
Second Lien Credit Agreement
Concurrently with the consummation of the Formation Transactions, the Company entered into a second lien credit agreement (“Second Lien Credit Agreement”), which included a second lien term loan facility with an initial aggregate principal amount of $260 million maturing on July 1, 2022 (“Second Lien Term B Loan”). The Second Lien Term B Loan was redeemed, and the Second Lien Credit Agreement was terminated in 2016 using proceeds from the incremental First Lien Term B-1 Loan borrowing in 2016 and cash on hand. Prior to termination, the interest rate for the Second Lien B Term Loan was calculated as a margin of 8.75% over, at the Company’s option, (a) Adjusted LIBOR with a 1.00% floor or (b) the Base Rate, payable in arrears.
Prime Notes
In connection with the ADT Acquisition, the Company completed the offering of $3,140 million aggregate principal amount of second-priority secured notes (“Prime Notes”).
The Company’s obligations relating to the Prime Notes are guaranteed, jointly and severally, on a senior secured second-priority basis, by substantially all of the Company’s domestic subsidiaries and are secured by second-priority security interests in substantially all of the assets of the Company’s domestic subsidiaries, subject to certain permitted liens and exceptions.
The Prime Notes are due at maturity, however, may be redeemed at the Company’s option as follows:

•
Prior to May 15, 2019, in whole at any time or in part from time to time, (a) at a redemption price equal to 100% of the principal amount of the Prime Notes redeemed, plus a make-whole premium and accrued and unpaid interest as of, but excluding, the redemption date or (b) for up to 40% of the original aggregate principal amount of the Prime Notes and in an aggregate amount equal to the net cash proceeds of any equity offerings, at a redemption price equal to 109.250%, plus accrued and unpaid interest, so long as at least 50% of the original aggregate principal amount of the Prime Notes shall remain outstanding after each such redemption.

•
On or after May 15, 2019, in whole at any time or in part from time to time, at a redemption price equal to 104.625% of the principal amount of the Prime Notes redeemed and accrued and unpaid interest as of, but excluding, the redemption date. The redemption price decreases to 102.313% on or after May 15, 2020, and decreases to 100.000% on or after May 15, 2021.

On February 21, 2018, the Company used approximately $649 million of the net proceeds from the IPO to voluntarily redeem $594 million aggregate principal amount of the Prime Notes and pay the related call premium.

ADT Notes
In connection with the ADT Acquisition, the Company entered into supplemental indentures to notes originally issued by The ADT Corporation (collectively, the “ADT Notes”) providing for each series of ADT Notes to benefit from (i) guarantees by substantially all of the Company’s domestic subsidiaries and (ii) first-priority senior security interests, subject to permitted liens, in substantially all of the existing and future assets of the Company’s domestic subsidiaries. As a result, these notes remained outstanding and became obligations of the Company.
In connection with the ADT Acquisition, $718 million aggregate principal amount of the existing ADT Notes due 2042 were exchanged for new ADT Notes due 2032. In August 2016, an additional $10 million of the ADT Notes due 2042 were exchanged for ADT Notes due 2032 pursuant to a second supplemental indenture and constitute part of the same series of notes as the $718 million of the ADT Notes due 2032.
The Company may redeem the ADT Notes, in whole at any time or in part from time to time, at a redemption price equal to the principal amount of the notes to be redeemed, plus a make-whole premium, plus accrued and unpaid interest as of, but excluding, the redemption date.
Debt Covenants
The First Lien Credit Agreement and indentures associated with the borrowings above contain certain covenants and restrictions that limit the Company’s ability to, among other things, incur additional debt or issue certain preferred equity interests; create liens on certain assets; make certain loans or investments (including acquisitions); pay dividends on or make distributions in respect of the capital stock or make other restricted payments; consolidate, merge, sell, or otherwise dispose of all or substantially all of the Company’s assets; sell assets; enter into certain transactions with affiliates; enter into sale-leaseback transactions; restrict dividends from the Company’s subsidiaries or restrict liens; change the Company’s fiscal year; and modify the terms of certain debt or organizational agreements.
The Company is also subject to a springing financial maintenance covenant under the First Lien Credit Agreement, which requires the Company to not exceed a specified first lien leverage ratio at the end of each fiscal quarter if the testing conditions are satisfied. The covenant is tested if the outstanding loans under the First Lien Revolving Credit Facility, subject to certain exceptions, exceed 30% of the total commitments under the First Lien Revolving Credit Facility at the testing date (i.e., the last day of any fiscal quarter).
Additionally, upon the occurrence of specified change of control events, the Company must offer to purchase the Prime Notes and ADT Notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the purchase date.
Loss on Extinguishment of Debt
Loss on extinguishment of debt includes the payment of call and redemption premiums, the write-off of unamortized deferred financing costs and discounts, and certain other expenses associated with debt extinguishment. During 2018, loss on extinguishment of debt included $62 million primarily associated with the partial redemption of the Prime Notes in February 2018. During 2017, loss on extinguishment of debt was not material. During 2016, loss on extinguishment of debt was $28 million and included $14 million related to amendments and restatements to the Company’s First Lien Credit Agreement and $14 million related to the voluntary paydown of the Second Lien Term Loan.
During 2018, additional fees and costs associated with debt modifications were $9 million and related to the amendments and restatements of the Company’s First Lien Credit Agreement. During 2017, similar fees were $64 million, of which $45 million related to the payment of the Special Dividend, and the remainder related to the amendments and restatements to the Company’s First Lien Credit Agreement. During 2016, similar fees were $22 million and related to the First Lien Credit Agreement Amendment, a significant portion of which was included in merger, restructuring, integration, and other in the Consolidated Statements of Operations.

Other
As of December 31, 2018, the aggregate annual maturities of debt, including capital lease obligations, are as follows:

(in thousands)
2019	$60,445
2020	356,576
2021	1,050,569
2022	4,810,177
2023	3,246,696
Thereafter	750,036
Total maturities of debt	10,274,499
Less: unamortized discount and deferred financing costs	(62,482)
Less: unamortized purchase accounting fair value adjustment and other	(205,483)
Less: amount representing interest on capital leases	(4,238)
Total debt	10,002,296
Less: current maturities of long-term debt	(58,184)
Long-term debt	$9,944,112

Interest expense on the Company’s debt, excluding interest income, was $620 million, $645 million, and $468 million during 2018, 2017, and 2016, respectively.
6. Mandatorily Redeemable Preferred Securities
On May 2, 2016, and in connection with the consummation of the ADT Acquisition, the Company issued 750,000 shares of the Koch Preferred Securities at a stated value of $1,000 per share and par value of $0.01 per share, and Ultimate Parent issued the Warrants to the Koch Investor for an aggregate amount $750 million. The Company allocated $659 million to the Koch Preferred Securities and reflected this amount net of issuance costs of $27 million, as a liability in the Consolidated Balance Sheet as these securities had a mandatory redemption feature that required repayment at 100% of the stated value, adjusted for any declared but unpaid dividends, on May 2, 2030. The Company allocated the remaining $91 million in proceeds to the Warrants, which was contributed by Ultimate Parent in the form of common equity to the Company, net of $4 million in issuance costs.
The Koch Preferred Securities were governed by the certificate of designation (“Certificate of Designation”) as well as an investor rights agreement between the Company, Prime Security Services Parent GP, LLC, as the general partner of Ultimate Parent, Ultimate Parent, and the Koch Investor (“Investors Rights Agreement”), both of which were terminated following the Koch Redemption (defined below). Collectively, these agreements contained certain designations, rights, preferences, powers, restrictions, and limitations that could have required the Company to redeem all or a portion of the Koch Preferred Securities or could have required that the Company obtain the consent of the holders of a majority of the Koch Preferred Securities before taking certain actions or entering into certain transactions. The Koch Preferred Securities had no voting rights, except with respect to certain specified actions, a payment priority, liquidation preference, and ranked senior to any other class or series of equity of the Company, subject to certain specified exceptions.
On December 8, 2017, the Koch Investor and the Company amended and restated the Certificate of Designation and the Investors Rights Agreement governing the Koch Preferred Securities (the “Amendments”). The Amendments provide that in the event the Company redeems the Koch Preferred Securities on or after June 30, 2018, but prior to May 2, 2019, the “make-whole” amounts payable in connection with such redemption will be reduced by an amount equal to the sum of (x) the difference between (A) the “make-whole” premium per share calculated on the basis of the accumulated stated value of such share as of such redemption date and (B) the “make-whole” premium per share calculated on the basis of the accumulated stated value of such share as of such redemption date equal to $1,000 (without regard to any compounding dividends with respect to such share as of such redemption date), plus (y) the difference between (A) the aggregate accumulated dividends as of such redemption date for any optional redemption and (B) the aggregate accumulated dividends as of such redemption date for any optional redemption, calculated assuming that (i) from June 30, 2017 to and including the redemption date, the accrued dividend rate was equal to the daily five-year treasury rate plus 9.00% per annum and (ii) dividends accrued on each date during such period accumulated in arrears on a stated value per share equal to $1,000. In addition, the Company agreed it will deposit into a segregated account an amount in cash equal to at least $750 million, which the Company deposited into such account in January 2018 in connection with the IPO, for the purpose of redeeming the Koch Preferred Securities at a future date. In May 2018, the Company entered into a written consent with the Koch Investor (“May 2018 Consent”), whereby the Company agreed to redeem all of the outstanding Koch Preferred Securities, which occurred on July 2, 2018 (“Koch Redemption”).

In addition, the Certificate of Designation of the Koch Preferred Securities restricted the Company from paying dividends on its common stock. In 2017, in exchange for a one-time fee of $45 million, the Koch Investor consented to the payment of the Special Dividend. In January 2018 and May 2018, the Koch Investor consented to two additional payment of dividends not to exceed $77 million in the aggregate, which the Company used to declare dividends on its common stock on March 15, 2018 and May 9, 2018.
The Koch Preferred Securities accrued and accumulated preferential cumulative dividends in arrears on the then current stated value of the Koch Preferred Securities. Dividends were payable quarterly, in cash, at a rate equal to the daily five-year treasury rate plus 9.00% per annum. In the event that dividends for any quarter were not paid in cash, dividends for such quarter would accrue and accumulate at a rate equal to the daily five-year treasury rate plus 9.75% per annum and would be added to the then current stated value of the Koch Preferred Securities at the end of such quarter. The quarterly dividend obligation on the Koch Preferred Securities is reflected in interest expense, net in the Consolidated Statements of Operations. The dividend obligation incurred on the Koch Preferred Securities was $51 million, $86 million, and $53 million in 2018, 2017, and 2016, respectively.
Beginning in the third quarter of 2017, in lieu of declaring and paying the dividend obligation on the Koch Preferred Securities, the Company elected to increase the accumulated stated value of such securities, which increased the reported balance of mandatorily redeemable preferred securities on the Consolidated Balance Sheet. Prior to the Koch Redemption, the reported balance of mandatorily redeemable preferred securities on the Consolidated Balance Sheet reflected approximately $96 million associated with the dividend obligation on the Koch Preferred Securities, of which approximately $51 million related to 2018 and $45 million related to 2017. The Company paid $41 million related to the dividend obligation on the Koch Preferred Securities during the first half of 2017.
On July 2, 2018, the Company redeemed in full the original stated value of $750 million of the Koch Preferred Securities for total consideration of approximately $949 million, which included approximately $103 million related to the redemption premium and tax reimbursements, as well as the $96 million related to the accumulated dividend obligation. The Koch Redemption was funded with proceeds from the IPO and cash on hand. The Company recognized a loss on extinguishment of debt of $213 million in 2018 associated with the payment of the redemption premium, including tax reimbursements, and the write-off of unamortized discount and deferred financing costs.
7. Income Taxes
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. In determining taxable income, the Company must make certain estimates and judgments. These estimates and judgments affect the calculation of certain tax liabilities and the determination of the recoverability of certain of the deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. The Company records the effect of a tax rate or law change on the Company’s deferred tax assets and liabilities in the period of enactment.
The Company’s federal income tax accounts are determined on a consolidated return basis for U.S. entities and on a standalone basis for Canadian entities. In addition, the Company is subject to a tax sharing agreement for pre-2013 tax years. Refer to Note 8 “Commitments and Contingencies” for further discussion.
Tax Cuts and Jobs Act
The “Tax Cuts and Jobs Act” (“Tax Reform”) was signed into law on December 22, 2017. The legislation, among other things, reduced the U.S. federal corporate income tax rate from 35% to 21%, imposed a mandatory one-time tax on accumulated earnings of foreign subsidiaries, imposed significant limitations on the deductibility of interest, allowed for the full expensing of capital expenditures, and put into effect the migration from a “worldwide” system of taxation to a modified territorial system. In response to Tax Reform, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 118 (“SAB 118”) that allowed companies to record provisional estimates of the effects of the legislative change, and a one-year measurement period to finalize the accounting of those effects. The total provisional amount recorded in 2017 was $690 million and included a remeasurement of the Company’s net deferred tax assets and liabilities as well as the impact of the mandatory one-time tax on accumulated earnings of foreign subsidiaries. As of December 31, 2018, the Company has completed the accounting for the tax effects of this legislative change and recorded no material changes to the provisional estimates recorded in 2017.

Significant components of loss before income taxes for the periods presented are as follows:

	Years Ended December 31,
(in thousands)	2018	2017	2016
United States	$(510,251)	$(386,894)	$(792,118)
Foreign	(122,367)	(34,792)	(10,620)
Loss before income taxes	$(632,618)	$(421,686)	$(802,738)

Significant components of income tax benefit for periods presented are as follows:

	Years Ended December 31,
(in thousands)	2018	2017	2016
Current:
Federal	$837	$3,924	$(261)
State	6,511	(2,980)	1,630
Foreign	(3,473)	11,426	4,992
Current income tax expense	3,875	12,370	6,361

Deferred:
Federal	(23,872)	(767,901)	(246,089)
State	4,401	8,176	(19,347)
Foreign	(7,867)	(16,958)	(7,076)
Deferred income tax benefit	(27,338)	(776,683)	(272,512)
Income tax benefit	$(23,463)	$(764,313)	$(266,151)

The reconciliations between the actual effective tax rate on continuing operations and the statutory U.S. federal income tax rate for periods presented are as follows:

	Years Ended December 31,
	2018	2017	2016
Statutory federal tax rate	21.0%	35.0%	35.0%
Statutory state tax rate, net of federal benefits	1.4%	1.2%	1.5%
Non-U.S. net earnings	0.8%	(0.3)%	0.6%
Non-deductible and non-taxable charges	(10.3)%	(11.3)%	(3.8)%
Valuation allowance	1.0%	(2.1)%	—%
Unrecognized tax benefits	(0.9)%	(1.9)%	—%
Tax Reform	—%	163.7%	—%
Non-deductible share-based compensation	(5.8)%	(0.8)%	(0.2)%
Prior year tax return adjustments	3.8%	(0.3)%	(0.4)%
Legislative changes	(3.2)%	(1.2)%	(0.2)%
Non-deductible goodwill impairment	(3.7)%	—%	—%
Other	(0.4)%	(0.7)%	0.7%
Effective tax rate	3.7%	181.3%	33.2%

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes.

The components of the Company's net deferred income tax liability as of December 31, 2018 and 2017 are as follows:

(in thousands)	December 31, 2018	December 31, 2017
Deferred tax assets:
Accrued liabilities and reserves	$79,609	$50,712
Tax loss and credit carryforwards	801,528	901,326
Postretirement benefits	10,564	11,574
Deferred revenue	104,211	56,487
Other	29,307	13,557
Total gross deferred tax assets	1,025,219	1,033,656
Valuation allowance	(9,558)	(16,730)
Net deferred tax assets	$1,015,661	$1,016,926

Deferred tax liabilities:
Subscriber system assets	$(639,359)	$(632,789)
Intangible assets	(1,652,640)	(1,734,396)
Other	(63,789)	(23,235)
Total gross deferred tax liabilities	(2,355,788)	(2,390,420)
Net deferred tax liability	$(1,340,127)	$(1,373,494)

The valuation allowance for deferred tax assets relates to the uncertainty of the utilization of certain U.S. federal and state deferred tax assets. The Company believes that it is more-likely-than-not that it will generate sufficient future taxable income to realize the tax benefits related to its remaining deferred tax assets, primarily net operating loss (“NOL”) carryforwards, on the Company’s Consolidated Balance Sheet.
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
As of December 31, 2018, the Company had approximately $3,044 million of U.S. Federal NOL carryforwards with expiration periods between 2019 and 2036. Although future utilization will depend on the Company’s actual profitability and the result of income tax audits, the Company anticipates that the majority of its NOL carryforwards will be fully utilized prior to expiration. Most of the Company’s U.S. Federal NOL carryforwards are subject to limitation due to “ownership changes,” which have occurred under Internal Revenue Code (“Code”) Section 382. The Company does not, however, expect that this limitation will impact its ability to utilize its tax attributes. A valuation allowance has been recorded against the portion of the Company’s NOL that is not expected to be utilized prior to expiration or due to limitations.
Unrecognized Tax Benefits
The Company recognizes positions taken or expected to be taken in a tax return in the financial statements when it is more likely than-not (i.e., a likelihood of more than 50%) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit with greater than 50% likelihood of being realized upon ultimate settlement. The Company records liabilities for positions that have been taken but do not meet the more-likely-than-not recognition threshold. The Company adjusts the liabilities for unrecognized tax benefits in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a change to the estimated income taxes. The Company includes interest and penalties associated with unrecognized tax benefits as income tax expense and as a component of the recorded balance of unrecognized tax benefits, which is reflected in other liabilities or net of related tax loss carryforwards in the Consolidated Balance Sheets. Interest and penalties associated with unrecognized tax benefits are not material to the Company's consolidated financial statements for the periods presented.

As of December 31, 2018 and 2017, the Company had unrecognized tax benefits, exclusive of interest and penalties, of $80 million and $71 million, respectively. The following is a rollforward of unrecognized tax benefits for the periods presented:

	Years Ended December 31,
(in thousands)	2018	2017	2016
Beginning balance	$71,330	$101,550	$109
Gross increase related to prior year tax positions	17,738	70,040	—
Gross decrease related to prior year tax positions	(1,977)	(42,883)	(470)
Increases related to current year tax positions	228	—	—
Increases related to acquisitions	—	—	102,822
Decrease related to settlements with taxing authorities	(3,662)	(38,488)	—
Decreases related to lapse of statute of limitation	(2,178)	—	—
Other changes not impacting the statement of operations	(1,278)	8,137	(911)
Change in rate due to U.S. Tax Reform	—	(27,026)	—
Ending balance	$80,201	$71,330	$101,550

During 2018, the Company’s gross increases and decreases related to prior year tax positions are primarily associated with deductions claimed in the Company’s pre-separation from Tyco tax returns. The Company’s uncertain tax positions relate to tax years that are subject to audit by the taxing authorities in the U.S. federal, state and local, and foreign jurisdictions. Based on the current tax statutes and status of its income tax audits, the Company does not expect any significant portion of its remaining unrecognized tax benefits to be resolved in the next twelve months.
The Company files income tax returns in the U.S. federal jurisdiction, various states, and Canada, and as a matter of course, the income tax returns are subject to audit by the taxing authorities. These audits may culminate in proposed assessments which may ultimately result in a change to the estimated income taxes. The following is a summary of open tax years by jurisdiction:

Jurisdiction	Years Open to Audit
Federal	2013 - 2017
State	2010 – 2017
Canada	2007 - 2017

8. Commitments and Contingencies
Lease Obligations
The Company leases facilities, vehicles, and equipment that have various lease terms and maturities that extend out through 2030. Rent expense, including vehicles, was $70 million, $70 million, and $55 million in 2018, 2017, and 2016, respectively. Sublease income was not material for all years presented.
The following table provides a schedule of minimum lease payments as of December 31, 2018:

	Minimum Lease Payments
(in thousands)	Operating	Capital
2019	$40,192	$20,604
2020	31,885	16,735
2021	26,336	10,728
2022	22,751	5,386
2023	16,731	696
Thereafter	17,727	—
	155,622	54,149
Less sublease income	12,503	—
Less interest on capital leases	—	4,238
Total	$143,119	$49,911

Purchase Obligations
The following table provides a schedule of commitments related to agreements to purchase certain goods and services, including purchase orders, entered into in the ordinary course of business, as of December 31, 2018 ($ in thousands):

2019	$64,791
2020	10,643
2021	5,025
2022	1,013
2023	1,013
Thereafter	1,013
Total	$83,498

In May 2017, the Company entered into an agreement with one of its suppliers for the purchase of certain security system equipment and components. Based on certain milestones in the agreement, the Company could potentially be required to make purchases in aggregate of up to $150 million over a multi-year period. As of December 31, 2018, the Company does not have any purchase obligation under this agreement.
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
The Company records accruals for losses that it believes are probable to occur and are reasonably estimable. These accruals are based on judgment, the probability of losses, and where applicable, the consideration of opinions of internal and/or external legal counsel and actuarially determined estimates. Legal costs in connection with claims and lawsuits in the ordinary course of business are expensed as incurred. Additionally, the Company records insurance recovery receivables from third-party insurers when recovery has been determined to be probable. The Company’s accrual for ongoing legal proceedings is not material and in most cases the Company has not accrued for any losses as the ultimate outcome or the range of possible loss cannot be estimated.
Environmental Matters
On October 25, 2013, ADT was notified by subpoena that the Office of the Attorney General of California, in conjunction with the Alameda County District Attorney, is investigating whether certain of ADT’s electronic waste disposal policies, procedures, and practices are in violation of the California Business and Professions Code and the California Health and Safety Code.  During 2016, Protection One was also notified by the same parties that it was subject to a similar investigation. Both the Protection One and ADT investigations are ongoing but there has been no activity on the record since December 2016. The Company is attempting to coordinate joint handling of both investigations and continues to fully cooperate with the respective authorities.
Wireless Encryption Litigation
The Company is subject to five class action claims regarding wireless encryption in certain ADT security systems. Jurisdictionally, three of the five cases are in Federal Court (in districts within Illinois, Arizona, and California), and both of the remaining two cases are in Florida State Court (both in Palm Beach County Circuit Court). Each of the five plaintiffs brought a claim under the respective state’s consumer fraud statute alleging that The ADT Corporation and each of its consolidated subsidiaries prior to the consummation of the ADT Acquisition made misrepresentations and material omissions in its advertising regarding the unencrypted wireless signal pathways in certain security systems monitored by The ADT Corporation. The complaints in all five cases further allege that certain security systems monitored by The ADT Corporation are not secure because the wireless signal pathways are unencrypted and can be easily hacked. On January 10, 2017, the parties agreed to settle all five class action lawsuits. On October 16, 2017, the U.S. District Court for the Northern District of California entered an order granting preliminary approval of the settlement. Notice to class members was issued November 16, 2017, and the settlement is currently in the administration process. A fairness hearing regarding the settlement was conducted on February 1, 2018. The Court took the matter under advisement and subsequently stayed the settlement proceedings pending an appellate ruling on a related legal issue. The deadline for filing claims expired on February 26, 2018. Final approval of the settlement remains pending as a result of the stay. The settlement administrator will not pay any claims until the Court enters an order granting final approval of the settlement.

Shareholder Litigation
Five substantially similar shareholder class action lawsuits related to the January 2018 IPO of ADT Inc. common stock were filed in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida in March, April, and May 2018 and have been consolidated for discovery and trial and entitled In re ADT Inc. Shareholder Litigation. The Lead Plaintiffs seek to represent a class of similarly situated shareholders and assert claims for alleged violations of the Securities Act of 1933, as amended (“Securities Act”). Plaintiffs allege that the Company defendants violated the Securities Act because the registration statement and prospectus used to effectuate the IPO were false and misleading in that they allegedly misled investors with respect to litigation involving the Company, the Company’s efforts to protect its intellectual property, and the competitive pressures faced by the Company. Defendants moved to dismiss the consolidated complaint and briefing on the motion is in progress. A similar shareholder class action lawsuit entitled Perdomo v ADT Inc., also related to the January 2018 IPO was filed in the U.S. District Court for the Southern District of Florida in May 2018, for which the Plaintiff filed an Amended Complaint on January 15, 2019 as directed by the Court. In September and October 2018, four substantially similar shareholder derivative complaints entitled Velasco v. Whall; Myung v. Whall; Scheel v. Whall; and Bradel v. Whall, were also filed against various Company officers, directors and controlling shareholders in the U.S. District Court for the Southern District of Florida. Plaintiffs allege breaches of fiduciary duties as directors, officers, and/or controlling shareholders of the Company, unjust enrichment, and violations of the federal securities laws for alleged misrepresentations regarding competitive pressures in the marketplace, litigation involving Company intellectual property, and certain financial and operational metrics. Following a Scheduling Conference held on November 16, 2018, Plaintiffs in the four derivative cases voluntarily dismissed their respective complaints without prejudice.
California Independent Contractor Litigation
In August 2017, Jabra Shuheiber filed civil litigation in Marin County Superior Court on behalf of himself and two other individuals asserting wage and hour violations against the Company. The action is entitled Jabra Shuheiber v. ADT, LLC (Case Number CV 1702912, Superior Court, Marin County). Mr. Shuheiber was the owner/operator of a sub-contractor, Maximum Protection, Inc. (“MPI”), who employed the other two plaintiffs in the litigation. In August 2018, in response to the California Supreme Court’s decision in Dynamex Operations West, Inc. v. Superior Court of Los Angeles County, counsel for Mr. Shuheiber provided the Company with a proposed amended complaint that modified the wage and hour claims such that they were brought on a class basis. The proposed class is not clearly defined but appears to be two groups of individuals: 1) individual owners of sub-contractors who performed services for the sub-contractor; and 2) individuals with no ownership interest in a sub-contractor who were employed by the sub-contractor and provided services pursuant to a contract between the sub-contractor and the Company. In October 2018, the Company answered Plaintiffs First Amended Complaint and filed a Cross-Complaint against Plaintiff’s sub-contracting company for indemnification pursuant to the term of ADT’s sub-contract.
Los Angeles Alarm Permit Class Action
In June 2013, the Company was served with a class action complaint in California State Court entitled Villegas v. ADT. In this complaint, the plaintiff asserted that the Company violated certain provisions of the California Alarm Act and the Los Angeles Municipal Alarm Ordinance for its alleged failures to obtain alarm permits for its Los Angeles customers and disclose the alarm permit fee in its customer contracts. The plaintiff seeks to recover damages for putative class members who were required to pay enhanced false alarm fines as a result of not having a valid alarm permit. The case was initially dismissed by the trial court and judgment was entered in the Company’s favor in October 2014, which the plaintiff appealed. In September 2016, the California Appellate Court reversed and remanded the case back to the trial court. In November 2018, the trial court granted the plaintiff’s motion for class certification and certified four subclasses of customers who received fines from the City of Los Angeles on or after May 31, 2010 for a false alarm and for not having an alarm system permit: a pre-March 2009 class of customers installed by the Company; a pre-March 2009 class of customers installed by ADT Authorized Dealers; a post-March 2009 class of customers installed by the Company; and a post-March 2009 class of customers installed by ADT Authorized Dealers.
Tax Sharing Agreement
On September 28, 2012, Johnson Controls International plc (as successor to Tyco International Ltd., “Tyco”) distributed to its public stockholders The ADT Corporation’s common stock (“Separation from Tyco”), and The ADT Corporation became an independent public company. In connection with the Separation from Tyco, The ADT Corporation entered into a tax sharing agreement (“2012 Tax Sharing Agreement”) that governs the rights and obligations of The ADT Corporation, Tyco, and Pentair Ltd. (formerly Tyco Flow Control International, Ltd., “Pentair”) for certain pre-Separation from Tyco tax liabilities, including Tyco’s obligations under a 2007 tax sharing agreement (“2007 Tax Sharing Agreement”) among Tyco, Covidien (“Covidien”), now operating as a subsidiary of Medtronic, and TE Connectivity Ltd. (“TE Connectivity”). The 2012 Tax Sharing Agreement provides that The ADT Corporation, Tyco, and Pentair will share (i) certain pre-Separation from Tyco income tax liabilities that arise from adjustments made by tax authorities to The ADT Corporation’s, Tyco’s, and Pentair’s U.S. and certain non-U.S. income tax returns, and (ii) payments required to be made by Tyco in respect to the 2007 Tax Sharing Agreement (collectively, “Shared

Tax Liabilities”). The ADT Corporation is responsible for all of its own taxes that are not shared pursuant to the 2012 Tax Sharing Agreement’s sharing formulae. Tyco and Pentair Ltd. are likewise responsible for their tax liabilities that are not subject to the 2012 Tax Sharing Agreement’s sharing formulae.
In accordance with the 2012 Tax Sharing Agreement, Tyco is responsible for the first $500 million in cash of Shared Tax Liabilities. The ADT Corporation and Pentair will share 58% and 42%, respectively, of the next $225 million of Shared Tax Liabilities. The ADT Corporation, Tyco, and Pentair will share 27.5%, 52.5%, and 20.0%, respectively, of Shared Tax Liabilities above $725 million. In addition, in the event the distribution of The ADT Corporation’s common shares to the Tyco shareholders (“Distribution”), the distribution of Pentair common shares to the Tyco shareholders (“Pentair Distribution” and, together with the Distribution, the “Distributions”), or certain internal transactions undertaken in connection therewith were determined to be taxable as a result of actions taken by The ADT Corporation, Pentair, or Tyco after the Distributions, the party responsible for such failure would be responsible for all taxes imposed on The ADT Corporation, Pentair or Tyco as a result thereof. Taxes resulting from the determination that the Distribution, the Pentair Distribution, or any internal transaction that were intended to be tax-free are taxable and are referred to herein as “Distribution Taxes.” If such failure is not the result of actions taken after the Distributions by The ADT Corporation, Pentair, or Tyco, then The ADT Corporation, Pentair, and Tyco would be responsible for any Distribution Taxes imposed on The ADT Corporation, Pentair, or Tyco as a result of such determination in the same manner and in the same proportions as the Shared Tax Liabilities. The ADT Corporation has sole responsibility of any income tax liability arising as a result of Tyco’s acquisition of Broadview Security in May 2010, including any liability of Broadview Security under the tax sharing agreement between Broadview Security and The Brink’s Company, dated October 31, 2008 (collectively, “Broadview Tax Liabilities”). Costs and expenses associated with the management of Shared Tax Liabilities, Distribution Taxes, and Broadview Tax Liabilities will generally be shared 20.0% by Pentair, 27.5% by The ADT Corporation, and 52.5% by Tyco.
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
Tyco has the right to administer, control, and settle all U.S. income tax audits for the periods prior to and including the Separation from Tyco. The ultimate resolution of any matters challenged by the tax authorities is uncertain, and if the tax authorities were to prevail, it could have a material adverse impact on the Company’s financial position, results of operations, and cash flows, potentially including a significant reduction in or the elimination of the Company’s available NOL and credit carryforwards generated in pre-Separation from Tyco periods. Any reduction to the Company’s NOL and credit carryforwards would not be compensated for under the tax sharing agreement. The Company believes that its income tax reserves and the liabilities recorded for the 2012 Tax Sharing Agreement continue to be appropriate.
As of December 31, 2018, all tax years through 2012 have been audited and resolved with the IRS, with the only remaining item being the finalization of the Company’s carryforward attributes. The IRS and the Company are currently working to reconcile differences on the carryforward attributes. The 2010 through 2012 tax years remain subject to examination for state income tax purposes.
During 2018, 2017, and 2016, amounts recorded in connection with the 2012 Tax Sharing Agreement were not material.
9. Derivative Financial Instruments
The Company's derivative financial instruments primarily consist of LIBOR-based interest rate swap contracts, which were entered into with the objective of managing exposure to variability in interest rates on the Company's debt. All interest rate swaps are reported on the Consolidated Balance Sheets at fair value. For the interest rate swaps that are not designated as hedges, the change in fair value is recognized in interest expense, net in the Consolidated Statements of Operations. For the interest rate swaps that are designated as cash flow hedges, the change in fair value is recognized as a component of AOCI in the Consolidated Statements of Comprehensive (Loss) Income and is reclassified into interest expense, net in the same period in which the related interest on debt affects earnings.

Below is a summary of the Company’s derivative financial instruments as of December 31, 2018 (in thousands):

Execution	Maturity	Designation	Notional Amount
April 2017	April 2020	Not designated	$1,000,000
June 2018	April 2022	Cash flow hedge	1,500,000
August 2018	April 2022	Cash flow hedge	1,000,000
Total notional amount			$3,500,000

All interest rate swaps designated as cash flow hedges were highly effective as of December 31, 2018.
The Company's interest rate swaps did not have a material impact to the consolidated financial statements as of and for the years ended December 31, 2018 and 2017. During 2016, the Company terminated interest rate swaps acquired in connection with the ADT Acquisition, which resulted in the receipt of $42 million in net proceeds and is reflected within investing activities in the Consolidated Statements of Cash Flows, with no other material impact on the consolidated financial statements.
10. Restructuring
The Company has identified and pursued opportunities for cost savings through restructuring activities and workforce reductions to improve operating efficiencies, including certain restructuring actions entered into in connection with the ADT Acquisition. The Company incurred certain expenses related to facility exits and employee severance and other employee benefits as a direct result of these restructuring efforts. These charges are reflected in merger, restructuring, integration, and other in the Consolidated Statements of Operations.
The Company had accrued restructuring liabilities of $3 million and $9 million as of December 31, 2018 and 2017, respectively. The Company incurred restructuring charges of $4 million, $22 million, and $54 million in 2018, 2017, and 2016, respectively. Restructuring payments were $10 million, $25 million, and $52 million in 2018, 2017, and 2016, respectively. The restructuring activity for these years was primarily related to employee severance.
11. Retirements Plans
Defined Contribution Plans
The Company maintains several qualified defined contribution plans, which include 401(k) matching programs in the U.S., as well as similar matching programs in Canada. Expense for the defined contribution plans is computed as a percentage of participants’ compensation and was $28 million, $29 million, and $18 million in 2018, 2017, and 2016, respectively.
Defined Benefit Plans
The Company has retirement obligations that were assumed in connection with the ADT Acquisition. These retirement obligations relate to ADT’s defined benefit plans, which provide a defined benefit pension plan and certain other postretirement benefits to certain employees. The Company measures its retirement plans as of year-end. These plans were frozen prior to The ADT Corporation’s Separation from Tyco and are not material to the Company’s consolidated financial statements.  As of December 31, 2018 and 2017, the fair values of pension plan assets were $61 million and $68 million, respectively, and the fair values of projected benefit obligations in aggregate were $85 million and $93 million, respectively. As a result, the plans were underfunded by approximately $24 million and $25 million as of December 31, 2018 and 2017, respectively, and were recorded as a net liability in other liabilities in the Consolidated Balance Sheets. Net periodic benefit cost associated with these plans was not material in 2018, 2017, and 2016.
Deferred Compensation Plan
Following the ADT Acquisition, the Company maintains the ADT non-qualified Supplemental Savings and Retirement Plan (“SSRP”), which permits eligible employees to defer a portion of their compensation. A record keeping account is set up for each participant and the participant chooses from a variety of measurement funds for the deemed investment of their accounts. The measurement funds correspond to a number of funds in the Company’s 401(k) plan and the account balance fluctuates with the investment returns on those funds. Deferred compensation liabilities were $17 million and $19 million as of December 31, 2018 and 2017, respectively, and were recorded in other liabilities in the Consolidates Balance Sheets. Deferred compensation expense was not material in 2018, 2017, and 2016.

12. Share-Based Compensation
The Company grants share-based compensation awards to participants under the 2016 Equity Incentive Plan (“2016 Plan”) and the 2018 Omnibus Incentive Plan (“2018 Plan”). Prior to the IPO, Class B Unit awards (“Class B Units”) were issued to certain participants by Ultimate Parent. Share-based compensation expense is included in selling, general and administrative expenses in the Consolidated Statements of Operations. During 2018, 2017, and 2016, share-based compensation expense totaled $135 million, $11 million, and $5 million, respectively.
2016 Plan
During 2016, the Company approved the 2016 Plan, which authorizes the issuance of no more than approximately 42 million of common shares by the exercise or vesting of granted awards (generally stock options). During 2018, the Company amended the 2016 Plan to reduce the number of authorized common shares to be issued under the 2016 Plan to approximately 5 million. The option awards issued under the 2016 Plan are subject to time-based and performance-based vesting conditions, with half of the options issued subject to ratable time-based vesting over a five-year period and the other half subject to vesting based on the achievement of certain investment return thresholds by Apollo. The Company records share-based compensation expense on options subject to time-based vesting, and subsequent to the consummation of the IPO, on options subject to vesting based upon the achievement of certain investment return thresholds by Apollo. The Company accounts for forfeitures as they occur. The Company does not expect to issue additional share-based compensation awards under the 2016 Plan.
Unrecognized share-based compensation expense as of December 31, 2018 and share-based compensation expense during 2018, 2017, and 2016 for awards under the 2016 Plan were not material.
Class B Units
Ultimate Parent authorized a total of 25 million Class B Units that represented the right to share a portion of the value appreciation on the initial member capital contribution. Prior to redemption as discussed below, the Class B Units were subject to time-based and performance-based vesting conditions, with half of the Class B Units issued subject to ratable time-based vesting over a five-year period (“Class B Unit Service Tranche”), and the other half subject to the achievement of certain investment return thresholds by Apollo (“Class B Unit Performance Tranche”). The fair value of the Class B Units was measured at the grant date and is recognized as share-based compensation expense over the requisite service period. The Company did not record any share-based compensation expense related to the Class B Unit Performance Tranche, as the achievement of certain vesting conditions was not deemed probable. The Class B Units were redeemed in connection with the IPO as discussed below.
The grant date fair value was determined using a Black-Scholes valuation approach with the following assumptions:

Years Ended December 31,
	2017	2016
Risk-free interest rate	1.07% - 1.61%	0.76% - 1.58%
Expected exercise term (years)	1.20 - 4.00	1.50 - 4.00
Expected dividend yield	—%	—%
Expected volatility	45% - 50%	40% - 55%

The weighted-average grant date fair value per share of Class B Units granted in 2017 and 2016 was $4.07 and $3.85, respectively.
Share-based compensation expense associated with the Class B Unit Service Tranche was $9 million and $5 million during 2017 and 2016, respectively. Prior to redemption in connection with the IPO, the share-based compensation expense associated with the Class B Units was not material in 2018.
Class B Unit Redemption
In connection with the IPO, each holder of Class B Units in Ultimate Parent had his or her entire Class B interest in Ultimate Parent redeemed for the number of shares of the Company’s common stock (“Distributed Shares”) that would have been distributed to such holder under the terms of Ultimate Parent’s operating agreement in a hypothetical liquidation on the date and price of the IPO (Class B Unit Redemption”). All vesting conditions for the Distributed Shares remain the same as the vesting conditions that existed under the terms of the Class B Units. The Distributed Shares also have certain other restrictions pursuant to the terms and conditions of the Company’s Amended and Restated Management Investor Rights Agreement (“MIRA”). Furthermore, as part of the Class B Unit Redemption, each holder received both vested and unvested Distributed Shares in the same proportion as the holder’s vested and unvested Class B Units held immediately prior to the IPO. As a result of the Class B Unit Redemption, holders of Class B Units received a total of 20.6 million shares of the Company’s common stock (17.8 million of which were unvested at the time of redemption). Of the Distributed Shares issued upon the Class B Unit Redemption, 50% were subject to the vesting conditions that existed for the Class B Unit Service Tranche (“Distributed Shares Service Tranche”) and 50% were subject to the vesting conditions that existed for the Class B Unit Performance Tranche (“Distributed Shares Performance Tranche”).
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
The Class B Unit Redemption resulted in weighted-average fair values of $14.00 and $12.97 for the Distributed Shares Service Tranche and Distributed Shares Performance Tranche, respectively. The fair values also incorporate the estimated impact of post-vesting selling restrictions pursuant to the MIRA. In connection with the Class B Unit Redemption, the Company began recording share-based compensation expense on the Distributed Shares Performance Tranche on a straight-line basis over the derived service period of approximately three years from the IPO date, as the vesting conditions were deemed probable following the consummation of the IPO. For the Distributed Shares Service Tranche, incremental compensation expense recorded as a result of the modification was not material. Additionally, the IPO triggered an acceleration of vesting of the unvested shares in the Distributed Shares Service Tranche, causing such Distributed Shares to become fully vested six months from the date of the IPO, which occurred in July 2018.
The following table summarizes activity related to the Distributed Shares during 2018:

	Service Tranche		Performance Tranche
	Number of Distributed Shares	Weighted-Average Grant Fair Value	Number of Distributed Shares	Weighted-Average Grant Fair Value
Unvested as of January 1, 2018	—	$—	—	$—
Granted	10,328,044	14.00	10,308,722	12.97
Vested	(10,300,465)	14.00	—	—
Forfeited	(27,579)	14.00	(101,604)	12.97
Unvested as of December 31, 2018	—	$—	10,207,118	$11.95

During 2018, share-based compensation expense associated with the Distributed Shares Service Tranche and Distributed Shares Performance Tranche was $28 million and $46 million, respectively.
As of December 31, 2018, there were approximately 10 million unvested shares in the Distributed Shares Performance Tranche with total unrecognized compensation cost of approximately $76 million, which will be recognized over a period of 1.7 years.
2018 Plan
In January 2018, the Company approved the 2018 Plan, which became effective upon consummation of the IPO. The 2018 Plan authorizes the issuance of no more than approximately 38 million of common shares by the exercise or vesting of granted awards (generally stock options and restricted stock units (“RSUs”)). Awards issued under the 2018 Plan include retirement provisions which allow awards to continue to vest in accordance with the granted terms in its entirety or on a pro-rata basis when a participant reaches retirement eligibility, as long as 12 months of service have been provided since the date of grant. Accordingly, share-based compensation expense for time-based awards is recognized on a straight-line basis over the vesting period, or on an accelerated basis for retirement-eligible participants where applicable. The Company accounts for forfeitures as they occur.
Under the terms of the 2018 Plan, RSUs are entitled to dividend equivalent units (“DEUs”), which are granted as additional RSUs and are subject to the same vesting and forfeiture conditions as the underlying RSUs. DEUs are charged against accumulated deficit when dividends are paid.

The Company satisfies the exercise of options and the vesting of RSUs through the issuance of authorized but previously unissued common shares.
Top-up Options
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
The weighted-average grant date fair values of the Top-up Options Service Tranche and Top-up Options Performance Tranche were $5.02 and $5.04, respectively. The fair values also incorporate the estimated impact of post-vesting selling restrictions pursuant to the MIRA. The Company recorded share-based compensation expense associated with the Top-up Options Service Tranche on a straight-line basis over the requisite service period of six months from the IPO date. The Company records share-based compensation expense associated with the Top-up Options Performance Tranche on a straight-line basis over the derived service period of approximately three years from the IPO date. The Company accounts for forfeitures as they occur.
The following table summarizes activity related to the Top-up Options granted under the 2018 Plan during 2018:

	Service Tranche		Performance Tranche
	Number of Top-up Options	Weighted-Average Exercise Price	Number of Top-up Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value(a)	Weighted-Average Remaining Contractual Term (Years)
Outstanding as of January 1, 2018	—	$—	—	$—
Granted	6,372,157	14.00	6,372,128	14.00
Exercised	—	—	—	—
Forfeited	(145,428)	14.00	(40,293)	14.00
Outstanding as of December 31, 2018	6,226,729	$14.00	6,331,835	$14.00	—	9.0
Exercisable as of December 31, 2018	6,226,729	$14.00	—	$—	—	9.0
________________________

(a)	The intrinsic value represents the amount by which the fair value of the Company’s stock exceeds the option exercise price as of December 31, 2018.
During 2018, share-based compensation expense associated with the Top-up Options Service Tranche and Top-up Options Performance Tranche was $32 million and $11 million, respectively.
As of December 31, 2018, there were approximately 6 million unvested options in the Top-up Options Performance Tranche with total unrecognized compensation cost of approximately $18 million, which will be recognized over a period of 1.8 years.

Options
In addition to the Top-up Options, the Company granted 6 million options under the 2018 Plan during 2018. These options are time-based awards that generally vest over a three year period from the date of grant and have an exercise price equal to the closing price per share of the Company’s common stock on the date of grant and a contractual term of ten years from the grant date.
Significant assumptions were used to estimate the grant fair value using the Black Scholes valuation approach. The Company used the following assumptions:

Year Ended December 31, 2018
Risk-free interest rate	2.52% - 2.85%
Expected exercise term (years)	6.5
Expected dividend yield	1.0% - 2.1%
Expected volatility	30% - 39%

The risk-free interest rate was based on a six-year U.S. Treasury with a zero-coupon rate. The stock price volatility was implied based upon an average of historical volatilities of publicly traded companies in industries similar to the Company, as the Company did not have sufficient history to use as a basis for actual stock price volatility, and the Company’s debt to equity ratio. The dividend yield was calculated by taking the annual dividend run-rate and dividing by the stock price at date of grant. The expected average exercise term was calculated using the simplified method, as the Company did not have sufficient historical exercise data to provide a reasonable basis to estimate future exercise patterns.
The weighted-average grant date fair value of all options granted during 2018 was $3.92.
The following table summarizes activity related to options granted under the 2018 Plan during 2018:

	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value(a)	Weighted-Average Remaining Contractual Term (Years)
Outstanding as of January 1, 2018	—	$—
Granted	5,702,910	12.49
Exercised	—	—
Forfeited	(916,921)	14.00
Outstanding as of December 31, 2018	4,785,989	$12.19	—	9.2
Exercisable as of December 31, 2018	47,687	$13.71	—	0.8
________________________

(a)	The intrinsic value represents the amount by which the fair value of the Company’s stock exceeds the option exercise price as of December 31, 2018.
During 2018, share-based compensation expense associated with the options under the 2018 Plan was $7 million.
As of December 31, 2018, total unrecognized compensation cost associated with the options under the 2018 Plan is $12 million, which will be recognized over a period of 2.1 years.
Restricted Stock Units
The Company granted 1.8 million RSUs (including DEUs) under the 2018 Plan during 2018. These RSUs are time-based awards that generally vest over a three year period from the date of grant. The fair value of the RSUs is equal to the closing price per share of the Company’s common stock on the date of grant.

The following table summarizes activity related to RSUs (including DEUs) granted under the 2018 Plan during 2018:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested as of January 1, 2018	—	$—
Granted	1,787,627	11.68
Vested	(15,490)	13.94
Forfeited	(248,839)	13.95
Unvested as of December 31, 2018	1,523,298	$11.28

The total intrinsic value of RSUs that vested and converted to common shares during 2018 was immaterial.
During 2018, share-based compensation expense associated with the RSUs under the 2018 Plan was $6 million.
As of December 31, 2018, total unrecognized compensation cost associated with the RSUs under the 2018 Plan is $11 million, which will be recognized over a period of 2.1 years.
13. Equity
In 2018, the Company completed an IPO in which the Company issued and sold 105,000,000 shares of common stock at an initial public offering price of $14.00 per share. The Company received net proceeds of $1,406 million, after deducting underwriting discounts, commissions, and offering expenses, from the sale of its shares in the IPO.
In 2017, the Company issued 67,400 shares of common stock to Ultimate Parent for total proceeds of approximately $490 thousand. Additionally, the Company issued 4,203 shares of common stock to former employees upon the exercise of options.
In 2016, as a result of the ADT Acquisition, the Company received equity proceeds in the amount of $3,571 million, net of issuance costs, which resulted from equity issuances by the Company and Ultimate Parent to the Company’s Sponsor and certain other investors. In addition, Ultimate Parent issued the Warrants, which proceeds of $91 million were contributed by Ultimate Parent in the form of common equity to the Company, net of $4 million in issuance costs. The Company also received $4 million in equity contributions from certain management investors during the fourth quarter of 2016. These contributions are reflected in the Consolidated Statements of Stockholders’ Equity for 2016.
Common Stock Dividends
The Company’s board of directors declared the following cash dividends on common stock in 2018:

Declared Date	Dividend per Share	Record Date	Payment Date
March 15, 2018	$0.035	March 26, 2018	April 5, 2018
May 9, 2018	$0.035	June 25, 2018	July 10, 2018
August 8, 2018	$0.035	September 18, 2018	October 2, 2018
November 7, 2018	$0.035	December 14, 2018	January 4, 2019

During 2018, the Company declared dividends of $107 million (or $0.14 per share), of which $79 million was paid. During 2017, the Company declared and paid $750 million (or $1.17 per share) related to the Special Dividend. There were no dividends declared or paid in 2016.

Accumulated Other Comprehensive Loss
The following table summarizes the changes in AOCI:

(in thousands)	Cash Flow Hedges	Foreign Currency Translation	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance as of December 31, 2015	$—	$—	$—	$—
Pre-tax current period change	—	(30,663)	3,433	(27,230)
Income tax expense	—	—	(1,277)	(1,277)
Balance as of December 31, 2016	—	(30,663)	2,156	(28,507)
Pre-tax current period change	—	25,889	1,115	27,004
Income tax expense	—	(2,169)	(335)	(2,504)
Balance as of December 31, 2017	—	(6,943)	2,936	(4,007)
Pre-tax current period change	(28,030)	(51,502)	(2,478)	(82,010)
Income tax benefit	6,746	6,846	646	14,238
Balance as of December 31, 2018	$(21,284)	$(51,599)	$1,104	$(71,779)

There were no material reclassifications out of AOCI during 2018, 2017, and 2016.
14. Net (Loss) Income per Share
Basic net (loss) income per share is computed by dividing net (loss) income attributable to common shares by the weighted-average number of common shares outstanding for the period. Diluted net (loss) income per share is calculated by dividing net (loss) income available to common stockholders by the diluted weighted-average number of common shares outstanding for the period and would reflect the potential dilutive effect of common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of the diluted net loss per share calculation, all awards that potentially could be dilutive were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive, therefore, basic net loss per share is equal to diluted net loss per share for each net loss period presented.
For purposes of the diluted net (loss) income per share calculation, approximately 19 million, 2 million, and 2 million of shared-based compensation awards with performance conditions were excluded from the calculation of diluted net (loss) income per share as the performance conditions on these awards were not met for the years 2018, 2017, and 2016, respectively. In addition, there were anti-dilutive share-based compensation awards with service conditions of 15 million that were excluded from the calculation of diluted net (loss) income per share in 2018. There no material anti-dilutive share-based compensation awards in 2017 or 2016.
The computations of basic and diluted net (loss) income per share for the periods presented are as follows:

	Years Ended December 31,
(in thousands, except per share amounts)	2018	2017	2016
Numerator:
Net (loss) income	$(609,155)	$342,627	$(536,587)
Denominator:
Basic weighted-average shares outstanding	747,710	641,074	640,725
Dilutive effect of stock options	—	—	—
Diluted weighted-average shares outstanding	$747,710	$641,074	$640,725

Net (loss) income per share:
Basic	$(0.81)	$0.53	$(0.84)
Diluted	$(0.81)	$0.53	$(0.84)

15. Geographic Data
Revenue by geographic area for the periods presented was as follows:

	Years Ended December 31,
(in thousands)	2018	2017	2016
United States	$4,352,570	$4,076,420	$2,791,233
Canada	229,103	239,082	158,533
Total revenue	$4,581,673	$4,315,502	$2,949,766

Revenue is attributed to individual countries based upon the operating entity that records the transaction.
Approximately 95% of the Company’s total property and equipment, net and subscriber system assets, net are located in the U.S. as of December 31, 2018 and 2017, with the remainder residing in Canada.
16. Related Party Transactions
The Company’s related party transactions primarily relate to management, consulting, and transaction advisory services provided by Apollo and Apollo’s affiliates, as well as monitoring and related services provided to other entities controlled by Apollo. The following discussion is related to the Company’s significant related party transactions.
Management Consulting Agreement
In connection with the ADT Acquisition, the Company entered into a management consulting agreement relating to the provision of certain management consulting and advisory services to the Company with Apollo Management Holdings, L.P., an affiliate of the Company’s Sponsor. The agreement terminated in accordance with its terms in January 2018 upon consummation of the IPO.
Prior to the termination of the agreement, the Company was required to pay $5 million each quarter for the provision of services. Fees under the agreement were $1 million, $20 million, and $13 million in 2018, 2017, and 2016, respectively. These fees are included in selling, general and administrative expenses in the Consolidated Statements of Operations.
Transaction Fee Agreement
In connection with the ADT Acquisition, the Company entered into a transaction fee agreement relating to the provision of certain structuring, financial, investment banking, and other similar advisory services to the Company with Apollo Global Securities, LLC, an affiliate of the Company’s Sponsor. The Company incurred fees under this agreement for services provided in relation to the IPO and the amendments and restatements to the First Lien Credit Agreement during 2018 and 2017, however, such fees were not material.
During 2016, the Company incurred a one-time transaction fee of $65 million under this agreement in relation to services rendered in connection with structuring, arranging the financing, and performing other services in connection with the ADT Acquisition. In addition, the Company paid various structuring fees under this agreement associated with the ADT acquisition totaling approximately $9 million. These fees are included in merger, restructuring, integration, and other in the Consolidated Statements of Operations.
Koch
The Company identified the Koch Investor as a related party. Refer to Note 6 “Mandatorily Redeemable Preferred Securities” for further discussion of dividend obligations and fees incurred in connection with the Koch Preferred Securities.

17. Quarterly Financial Data
The following table presents quarterly financial data for the periods presented:

	For the Quarters Ended
(in thousands, except per share data)	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Total revenue	$1,116,448	$1,131,459	$1,148,316	$1,185,450
Operating income	71,385	73,921	121,847	10,687
Net loss	(157,437)	(66,705)	(235,544)	(149,469)
Net loss per share:
Basic	$(0.22)	$(0.09)	$(0.31)	$(0.20)
Diluted	$(0.22)	$(0.09)	$(0.31)	$(0.20)

	For the Quarters Ended
(in thousands, except per share data)	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Total revenue	$1,059,228	$1,067,780	$1,082,962	$1,105,532
Operating income	5,534	89,627	92,251	95,027
Net (loss) income	(140,875)	(92,656)	(62,030)	638,188
Net (loss) income per share:
Basic	$(0.22)	$(0.14)	$(0.10)	$1.00
Diluted	$(0.22)	$(0.14)	$(0.10)	$0.99

Goodwill Impairment—The fourth quarter of 2018 operating income and net loss were impacted by the recognition of a goodwill impairment loss of $88 million, which impacts quarter over quarter and year over year comparability. Refer to Note 4 “Goodwill and Other Intangible Assets” for further discussion.
Loss on Extinguishment of Debt—The first quarter and third quarter of 2018 net income were impacted by the recognition of loss on extinguishment of debt related to the Prime Notes and Koch Redemption, respectively, which impacts quarter over quarter and year over year comparability. Refer to Note 5 “Debt” and Note 6 “Mandatorily Redeemable Preferred Securities” for further discussion.
Tax Reform—The fourth quarter of 2017 net income was impacted by the recognition of income tax amounts associated with Tax Reform, which impacts quarter over quarter and year over year comparability. Refer to Note 7 “Income Taxes” for further discussion.

18. Condensed Financial Information of Registrant
ADT INC.
(PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS
(in thousands)

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$8	$—
Prepaid expenses and other current assets	—	5,551
Total current assets	8	5,551
Investment in subsidiaries and other assets	4,252,763	4,110,010
Total assets	$4,252,771	$4,115,561
Liabilities and stockholders' equity
Current liabilities:
Dividends payable and other current liabilities	$26,532	$—
Total current liabilities	26,532	—
Mandatorily redeemable preferred securities	—	682,449
Other liabilities	1,434	—
Total liabilities	27,966	682,449
Total stockholders' equity	4,224,805	3,433,112
Total liabilities and stockholders' equity	$4,252,771	$4,115,561
The accompanying note is an integral part of these condensed financial statements

ADT INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(in thousands, except share data)

	Years Ended December 31,
	2018	2017	2016
Selling, general and administrative expenses	$(515)	$(45,000)	$—
Operating loss	(515)	(45,000)	—
Loss on extinguishment of debt	(213,239)	—	—
Interest expense, net	(47,585)	(89,775)	(54,907)
Equity in net (loss) income of subsidiaries	(347,816)	451,901	(481,680)
(Loss) income before income taxes	(609,155)	317,126	(536,587)
Income tax benefit	—	25,501	—
Net (loss) income	(609,155)	342,627	(536,587)
Other comprehensive (loss) income, net of tax:
Other comprehensive (loss) income	(67,772)	24,500	(28,507)
Comprehensive (loss) income	$(676,927)	$367,127	$(565,094)

Net (loss) income per share:
Basic	$(0.81)	$0.53	$(0.84)
Diluted	$(0.81)	$0.53	$(0.84)
Weighted-average number of shares:
Basic	747,710	641,074	640,725
Diluted	747,710	641,074	640,725
The accompanying note is an integral part of these condensed financial statements

ADT INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

Year Ended December 31, 2018
Cash flows from operating activities:
Net loss	$(609,155)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in net loss of subsidiaries	347,816
Loss on extinguishment of debt	213,239
Other, net	(72,932)
Net cash used in operating activities	(121,032)
Cash flows from investing activities:
Contributions to subsidiaries	(648,945)
Distributions from subsidiaries	296,355
Net cash used in investing activities	(352,590)
Cash flows from financing activities:
Proceeds from initial public offering, net of related fees	1,406,019
Repayment of mandatorily redeemable preferred securities, including redemption premium	(852,769)
Dividends on common stock	(79,439)
Other financing	(181)
Net cash provided by financing activities	473,630
Net increase in cash and cash equivalents	8
Cash and cash equivalents at beginning of period	—
Cash and cash equivalents at end of period	$8

Supplementary cash flow information:
Non-cash contributions to subsidiaries	$(135,012)

A statement of cash flows has not been presented for the years ending 2017 and 2016 as ADT Inc. had no cash flow activities during those periods.
Note to Condensed Financial Statements (Parent Company Only)
1. Basis of Presentation
These condensed parent-company-only financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of the subsidiaries of ADT Inc. (as defined in Rule 4-08(e)(3) of Regulation S-X) exceed 25% of the consolidated net assets of the company. The ability of ADT Inc.’s operating subsidiaries to pay dividends may be restricted due to the terms of the subsidiaries’ First Lien Credit Agreement and the indentures governing the Prime Notes. Refer to Note 5 “Debt” for further discussion on restrictions.
These condensed parent-company-only financial statements have been prepared using the same accounting principles and policies described in Note 1 “Description of Business and Summary of Significant Accounting Policies” with the only exception being that the parent company accounts for its subsidiaries using the equity method of accounting. These condensed parent-company-only financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes thereto.

2. Subsidiary Transactions
During 2018, ADT Inc. received cash distributions from its subsidiaries of approximately $296 million related to quarterly funding for dividend payments and the Koch Redemption.
During 2018, ADT Inc. contributed approximately $649 million to its subsidiaries to redeem $594 million aggregate principal amount of the Prime Notes and pay the related call premium. ADT Inc. made a non-cash contribution of approximately $135 million to its subsidiaries.
19. Subsequent Events
Common Stock Dividend
Effective March 11, 2019, the Company declared a cash dividend of $0.035 per share to common stockholders of record on April 2, 2019. This dividend will be paid on April 12, 2019.
Prime Notes Partial Redemption
On February 1, 2019, the Company redeemed $300 million aggregate principal amount of the outstanding Prime Notes for a total redemption price of $319 million. Following the partial redemption, the aggregate outstanding principal amount of the Prime Notes was $2,246 million.
Interest Rate Swaps
On January 14 and February 7, 2019, the Company executed additional LIBOR-based interest rate swap contracts in the notional amounts of $425 million and $300 million, respectively, and each maturing in April 2022. The Company entered into these interest rate swap contracts with the objective of managing exposure to variability in interest rates on the Company’s debt and has designated them as cash flow hedges.
Acquisitions
Subsequent to December 31, 2018, the Company completed two acquisitions for total consideration of approximately $55 million. The Company will account for these transactions as business combinations using the acquisition method of accounting.
Revolving Credit Agreement
On February 15, 2019, the Company entered into an additional first lien revolving credit agreement with an aggregate available commitment of up to $50 million maturing on March 16, 2023. Borrowings under this revolving credit facility will bear interest at a rate equal to, at the Company’s option, either (a) Adjusted LIBOR or (b) the Base Rate, plus the applicable margin of 2.75% for Adjusted LIBOR loans and 1.75% for Base Rate loans. Additionally, the Company is required to pay a commitment fee between 0.375% and 0.50% (determined based on a net first lien leverage ratio) with respect to the unused commitments under the revolving credit agreement.
The Company’s obligations relating to the additional first lien revolving credit agreement are guaranteed, jointly and severally, on a senior secured first-priority basis, by substantially all of the Company’s domestic subsidiaries and are secured by first-priority security interests in substantially all of the assets of the Company’s domestics subsidiaries, subject to certain permitted liens and exceptions.
Dividend Reinvestment Plan and Share Repurchase Program
On February 27, 2019, the Company approved a dividend reinvestment plan (“DRIP”) which will allow stockholders to designate all or a portion of the cash dividends on their shares of common stock for reinvestment in additional shares of the Company’s common stock.  In addition, on February 27, 2019 the Company approved a share repurchase program which will permit the Company to repurchase up to $150 million of the Company’s shares of common stock through February 27, 2021.  The Company may effect these repurchases pursuant to one or more trading plans to be adopted in accordance with Securities Exchange Act Rule 10b5‐1, in privately negotiated transactions, in open market transactions or pursuant to an accelerated share repurchase program.  The Company intends to conduct the share repurchase program in accordance with Securities Exchange Act Rule 10b-18.  The Company is not obligated to repurchase any of its shares of common stock and the timing and amount of any repurchases will depend on legal requirements, market conditions, stock price, alternative uses of capital, and other factors.

Radio Conversion Costs
In February 2019, the Company received notice from AT&T, the Company’s largest wireless network provider, that it will be retiring its 3G network by the first quarter of 2022, which is also the year the CDMA network used to provide services to some of the Company’s customers is being retired. The Company currently provide services to approximately 4 million customer sites that use 3G or CDMA cellular equipment, which number is diminishing on a monthly basis in the ordinary course of business due to attrition, upgrades and repairs. The Company’s plans to address this three-year transition are not yet finalized and the impact involves numerous estimates and variables. Among other factors, the Company will look to reduce any applicable costs to the Company, such as hardware costs currently estimated to be less than $90 per site, by exploring cost sharing opportunities, working with suppliers, carriers and customers, and to increase revenue by using the transition as an opportunity to sell new products and services in conjunction with replacing the radio and to more rapidly transition customers to the Company’s new Command and Control technology.