Form 10-Q
period 2019-03-31
ADT Inc.
filed 2019-05-07
CIK 1703056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ADT	New York Stock Exchange
The number of outstanding shares of the registrant’s common stock, $0.01 par value, was 756,761,959 (excluding 10,208,430 unvested shares of common stock) as of April 30, 2019.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$95,680	$363,177
Accounts receivable trade, less allowance for doubtful accounts of $40,631 and $39,765, respectively	245,360	245,714
Inventories	106,680	89,178
Work-in-progress	24,991	26,137
Prepaid expenses and other current assets	133,834	129,811
Total current assets	606,545	854,017
Property and equipment, net	331,010	326,565
Subscriber system assets, net	2,918,894	2,907,701
Intangible assets, net	7,349,315	7,488,194
Goodwill	5,132,911	5,081,887
Deferred subscriber acquisition costs, net	456,566	429,965
Other assets	238,456	120,279
Total assets	$17,033,697	$17,208,608

Liabilities and stockholders' equity
Current liabilities:
Current maturities of long-term debt	$366,475	$58,184
Accounts payable	249,416	221,341
Deferred revenue	340,201	334,886
Accrued expenses and other current liabilities	426,077	398,079
Total current liabilities	1,382,169	1,012,490
Long-term debt	9,347,601	9,944,112
Deferred subscriber acquisition revenue	583,460	544,429
Deferred tax liabilities	1,321,197	1,342,168
Other liabilities	251,239	140,604
Total liabilities	12,885,666	12,983,803

Commitments and contingencies (See Note 7)

Stockholders' equity:
Common stock—authorized 3,999,000,000 shares of $0.01 par value; issued and outstanding shares of 767,005,399 (including 3,407,370 shares issued as a dividend on April 12, 2019) and 766,881,453 as of March 31, 2019 and December 31, 2018, respectively	7,670	7,669
Additional paid-in capital	5,993,668	5,969,347
Accumulated deficit	(1,773,662)	(1,680,432)
Accumulated other comprehensive loss	(79,645)	(71,779)
Total stockholders' equity	4,148,031	4,224,805
Total liabilities and stockholders' equity	$17,033,697	$17,208,608
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Monitoring and related services	$1,070,415	$1,017,292
Installation and other	172,645	99,156
Total revenue	1,243,060	1,116,448
Cost of revenue (exclusive of depreciation and amortization shown separately below)	325,958	248,394
Selling, general and administrative expenses	324,509	304,970
Depreciation and intangible asset amortization	495,878	483,676
Merger, restructuring, integration, and other	6,279	8,023
Operating income	90,436	71,385
Interest expense, net	(158,905)	(174,333)
Loss on extinguishment of debt	(21,561)	(61,597)
Other income (expense)	1,199	(460)
Loss before income taxes	(88,831)	(165,005)
Income tax benefit	22,361	7,568
Net loss	$(66,470)	$(157,437)

Net loss per share:
Basic and diluted	$(0.09)	$(0.22)

Weighted-average number of shares:
Basic and diluted	756,252	728,579
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Net loss	$(66,470)	$(157,437)
Other comprehensive loss, net of tax:
Cash flow hedges	(17,265)	—
Foreign currency translation	9,405	(15,727)
Defined benefit pension plans	(6)	—
Total other comprehensive loss, net of tax	(7,866)	(15,727)
Comprehensive loss	$(74,336)	$(173,164)
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	For the Three Months Ended March 31, 2019						For the Three Months Ended March 31, 2018
	Number of Common Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Number of Common Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at beginning of period	766,881	$7,669	$5,969,347	$(1,680,432)	$(71,779)	$4,224,805	641,119	$2	$4,435,329	$(998,212)	$(4,007)	$3,433,112
Adoption of accounting standard, net of tax	—	—	—	—	—	—	—	—	—	34,430	—	34,430
Common stock issued for initial public offering proceeds, net of related fees	—	—	—	—	—	—	105,000	1,050	1,404,814	—	—	1,405,864
Other comprehensive loss, net of tax	—	—	—	—	(7,866)	(7,866)	—	—	—	—	(15,727)	(15,727)
Net loss	—	—	—	(66,470)	—	(66,470)	—	—	—	(157,437)	—	(157,437)
Dividends, including dividends reinvested in common stock	3,407	34	22,407	(26,725)	—	(4,284)	—	—	—	(26,840)	—	(26,840)
Share-based compensation expense	—	—	23,710	—	—	23,710	20,725	—	49,288	—	—	49,288
Repurchases of common stock	(3,273)	(33)	(21,821)	—	—	(21,854)	—	—	—	—	—	—
Other	(10)	—	25	(35)	—	(10)	—	—	946	—	—	946
Balances at end of period	767,005	$7,670	$5,993,668	$(1,773,662)	$(79,645)	$4,148,031	766,844	$1,052	$5,890,377	$(1,148,059)	$(19,734)	$4,723,636
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Cash flows from operating activities:
Net loss	$(66,470)	$(157,437)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and intangible asset amortization	495,878	483,676
Amortization of deferred subscriber acquisition costs	18,232	12,847
Amortization of deferred subscriber acquisition revenue	(24,339)	(16,765)
Share-based compensation expense	23,710	49,288
Deferred income taxes	(23,607)	(5,738)
Provision for losses on accounts receivable and inventory	13,406	13,385
Loss on extinguishment of debt	21,561	61,597
Other non-cash items, net	29,478	498
Changes in operating assets and liabilities, net of the effects of acquisitions:
Deferred subscriber acquisition costs	(45,953)	(42,849)
Deferred subscriber acquisition revenue	62,908	61,804
Other, net	4,458	44,268
Net cash provided by operating activities	509,262	504,574
Cash flows from investing activities:
Dealer generated customer accounts and bulk account purchases	(163,333)	(159,607)
Subscriber system assets	(144,888)	(137,957)
Capital expenditures	(37,707)	(33,246)
Acquisition of businesses, net of cash acquired	(53,893)	(36,214)
Other investing, net	(244)	213
Net cash used in investing activities	(400,065)	(366,811)
Cash flows from financing activities:
Proceeds from initial public offering, net of related fees	—	1,409,934
Repayment of long-term borrowings, including call premiums	(331,689)	(661,873)
Dividends on common stock	(26,481)	—
Repurchases of common stock	(21,854)	—
Other financing	(140)	(141)
Net cash (used in) provided by financing activities	(380,164)	747,920

Effect of currency translation on cash	663	(387)

Net (decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	(270,304)	885,296
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	367,162	126,782
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$96,858	$1,012,078

Supplemental schedule of non-cash investing and financing activities:
Issuance of shares in lieu of cash dividend	$22,441	$—
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Description of Business and Summary of Significant Accounting Policies
Organization and Business
ADT Inc. (formerly named Prime Security Services Parent Inc.) (“the Company” or “ADT Inc.”), a company incorporated in the State of Delaware, and its wholly owned subsidiaries, is a leading provider of monitored security and interactive home and business automation solutions in the United States (or “U.S.”) and Canada. The Company is majority-owned by Prime Security Services TopCo Parent, L.P. (“Ultimate Parent”). Ultimate Parent is owned by Apollo Investment Fund VIII, L.P. and related funds that are directly or indirectly managed by Apollo Global Management, LLC, its subsidiaries, and its affiliates (“Apollo” or the “Sponsor”), and management investors.
On July 1, 2015, the Company acquired Protection One, Inc. and ASG Intermediate Holding Corp. (collectively, the “Formation Transactions”), which were instrumental in the formation of the Company. Prior to the Formation Transactions, the Company was a holding company with no assets or liabilities. On May 2, 2016, the Company acquired The ADT Security Corporation (formerly named The ADT Corporation) (“The ADT Corporation”) (“ADT Acquisition”). The Company primarily conducts business under the ADT brand name.
In January 2018, the Company completed an initial public offering (“IPO”) and its common stock began trading on the New York Stock Exchange under the symbol “ADT.”
Significant Accounting Policies
The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), which require the Company to select accounting policies and make estimates that affect the reported amount of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and contingent liabilities. The Company’s estimates are based on the relevant information available at the end of each period. Actual results could differ materially from these estimates under different assumptions or market conditions.
Basis of Presentation and Consolidation
The condensed consolidated financial statements included herein are unaudited, but in the opinion of management, such financial statements include all adjustments, consisting of normal recurring adjustments, necessary to summarize fairly the Company’s financial position, results of operations, and cash flows for the interim periods presented. The interim results reported in these condensed consolidated financial statements should not be taken as indicative of results that may be expected for future interim periods or the full year. For a more comprehensive understanding of the Company and its interim results, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Annual Report”), which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 11, 2019. The Company’s accounting policies used in the preparation of these condensed consolidated financial statements do not differ from those used for the annual financial statements, unless otherwise noted.
The Condensed Consolidated Balance Sheet as of December 31, 2018 included herein was derived from the audited consolidated financial statements as of that date but does not include all the footnote disclosures from the annual financial statements.
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated. Certain prior period amounts have been reclassified to conform with the current period presentation.
The Company has one operating and reportable segment, which is based on the manner in which the Chief Executive Officer, who is the chief operating decision maker, evaluates performance and makes decisions about how to allocate resources.
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents
The following table provides a reconciliation of the amount of cash and cash equivalents and restricted cash and cash equivalents reported within the Condensed Consolidated Balance Sheets to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows:

(in thousands)	March 31, 2019	December 31, 2018
Cash and cash equivalents	$95,680	$363,177
Restricted cash and cash equivalents in prepaid expenses and other current assets	1,178	3,985
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$96,858	$367,162

Subscriber System Assets, net and Deferred Subscriber Acquisition Costs, net
The Company capitalizes certain costs associated with transactions in which the Company retains ownership of the security system as well as incremental selling expenses related to acquiring customers. These costs include equipment, installation costs, and other incremental costs and are recorded in subscriber system assets, net and deferred subscriber acquisition costs, net in the Condensed Consolidated Balance Sheets. These assets embody a probable future economic benefit as they contribute to the generation of future monitoring and related services revenue for the Company.
Subscriber system assets represent capitalized equipment and installation costs incurred in connection with transactions in which the Company retains ownership of the security system. Upon customer termination, the Company may retrieve such assets. Depreciation expense relating to subscriber system assets was $140 million and $136 million for the three months ended March 31, 2019 and 2018, respectively, and is included in depreciation and intangible asset amortization in the Condensed Consolidated Statements of Operations.
The gross carrying amount, accumulated depreciation, and net carrying amount of the Company’s subscriber system assets as of March 31, 2019 and December 31, 2018 are as follows:

(in thousands)	March 31, 2019	December 31, 2018
Gross carrying amount	$4,453,913	$4,304,279
Accumulated depreciation	(1,535,019)	(1,396,578)
Subscriber system assets, net	$2,918,894	$2,907,701

Deferred subscriber acquisition costs, net represent incremental selling expenses (primarily commissions) related to acquiring customers. Amortization expense relating to deferred subscriber acquisition costs included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations was $18 million and $13 million for the three months ended March 31, 2019 and 2018, respectively.
Subscriber system assets and any related deferred subscriber acquisition costs resulting from customer acquisitions are accounted for on a pooled basis based on the month and year of acquisition. The Company amortizes its pooled subscriber system assets and related deferred subscriber acquisition costs using an accelerated method over the estimated life of the customer relationship, which is 15 years.
Accrued Expenses and Other Current Liabilities—Accrued expenses and other current liabilities as of March 31, 2019 and December 31, 2018 consist of the following:

(in thousands)	March 31, 2019	December 31, 2018
Accrued interest	$134,530	$85,046
Payroll-related accruals	68,439	105,089
Other accrued liabilities	223,108	207,944
Accrued expenses and other current liabilities	$426,077	$398,079

Radio Conversion Costs
In February 2019, the Company received notice from AT&T, the Company’s largest wireless network provider, that it will be retiring its 3G network by the first quarter of 2022, which is also the year the Code-Division Multiple Access (“CDMA”) network used to provide services to some of the Company’s customers is being retired. The Company currently provides services to approximately 4 million customer sites that use 3G or CDMA cellular equipment, which number is diminishing on a monthly basis in the ordinary course of business due to attrition, upgrades, and repairs. The Company’s plans to address this three-year transition are not yet finalized, and the impact involves numerous estimates and variables. Among other factors, the Company will look to reduce any applicable costs to the Company, such as hardware costs currently estimated to be less than $90 per site, by exploring cost-sharing opportunities, working with suppliers, carriers and customers, and to increase revenue by using the transition as an opportunity to sell new products and services in conjunction with replacing the radio and to more rapidly transition customers to the Company’s new Command and Control technology.
Fair Value of Financial Instruments
The Company’s financial instruments primarily consist of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable, debt, and derivative financial instruments. Due to their short-term and/or liquid nature, the fair values of cash, restricted cash, accounts receivable, and accounts payable approximate their respective carrying values.
Cash Equivalents - Included in cash and cash equivalents are investments in money market mutual funds, which totaled $7 million and $221 million as of March 31, 2019 and December 31, 2018, respectively. These investments are classified as Level 1 for purposes of fair value measurement.
Long-Term Debt Instruments - The fair values of the Company’s debt instruments are determined using broker-quoted market prices, which are considered Level 2 inputs.
The carrying value and fair value of the Company’s long-term debt instruments that are subject to fair value disclosures as of March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019		December 31, 2018
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt instruments, excluding capital lease obligations	$9,651,511	$9,847,788	$9,952,385	$9,828,274

Derivative Financial Instruments - Derivative financial instruments are reported at fair value as either assets or liabilities in the Condensed Consolidated Balance Sheets. These fair values are primarily calculated using discounted cash flow analysis valuation techniques that incorporate observable inputs, such as quoted forward interest rates, and incorporate credit risk adjustments to reflect the risk of default by the counterparty or the Company. The inputs to these valuations are considered Level 2 inputs. Refer to Note 8 “Derivative Financial Instruments” for further discussion.
Guarantees
In the normal course of business, the Company is liable for contract completion and product performance. The Company does not believe such obligations will significantly affect its financial position, results of operations, or cash flows. As of March 31, 2019 and December 31, 2018, the Company had no material guarantees other than $57 million and $54 million, respectively, primarily in standby letters of credit related to its insurance programs.
Recently Adopted Accounting Pronouncements
Financial Accounting Standards Update (“ASU”) 2016-02, Leases, and related amendments, require lessees to recognize a right-of-use asset and a lease liability for substantially all leases and to disclose key information about leasing arrangements and aligns certain underlying principles of the lessor model with the revenue standard. The Company adopted this guidance in the first quarter of 2019 using the optional transition method, which allows entities to apply the guidance at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings, if any, in the period of adoption with no restatement of comparative periods. As part of the adoption, the Company has elected to apply the package of transitional practical expedients under which the Company will not reassess prior conclusions about lease identification, lease classification, and initial direct costs of existing leases as of the date of adoption. Additionally, the Company has elected lessee and lessor practical expedients to not separate non-lease components from lease components. The Company did not elect to apply the hindsight transitional practical expedient to reassess the lease terms of existing lease arrangements as of the date of adoption or the short-term lease recognition exemption.
Upon transition to the guidance as of the date of adoption, the Company recognized operating lease liabilities in the Condensed Consolidated Balance Sheets, with a corresponding amount of right-of-use assets, net of amounts reclassified from other assets and liabilities that are required to be presented as a component of operating lease liabilities or right-of-use assets. Refer to Note 13 “Leases” further discussion regarding the amount of operating lease liabilities and right-of-use assets recognized as of the date of adoption. Further, the adoption did not have a material effect on the Condensed Consolidated Statements of Operations or Cash Flows.
The net impact of the adoption to the line items in the Condensed Consolidated Balance Sheet was as follows:

(in thousands)	December 31, 2018	Lease Standard Adoption Adjustment	January 1, 2019
Assets
Prepaid expenses and other current assets	$129,811	$(885)	$128,926
Intangible assets, net	7,488,194	(658)	7,487,536
Other assets	120,279	125,170	245,449

Liabilities
Accrued expenses and other current liabilities	398,079	29,460	427,539
Other liabilities	140,604	94,167	234,771

Recently Issued Accounting Pronouncements
There are no recently issued accounting pronouncements that the Company expects to have a material effect on the condensed consolidated financial statements, except as otherwise noted in our 2018 Annual Report.
2. Revenue
The Company generates revenue primarily through contractual monthly recurring fees received for monitoring and related services provided to customers. In transactions in which the Company provides monitoring and related services but retains ownership of the security systems, the Company’s performance obligations primarily include monitoring, related services (such as maintenance agreements), and a material right associated with the non-refundable fees received in connection with the initiation of a monitoring contract (referred to as deferred subscriber acquisition revenue) that the customer will not need to pay upon a renewal of the contract. The portion of the transaction price associated with monitoring and related services revenue is recognized when the services are provided to the customer and is reflected in monitoring and related services revenue in the Condensed Consolidated Statements of Operations.
Deferred subscriber acquisition revenue is deferred and recorded as deferred subscriber acquisition revenue in the Condensed Consolidated Balance Sheets upon initiation of a monitoring contract. Deferred subscriber acquisition revenue is amortized on a pooled basis into installation and other revenue in the Condensed Consolidated Statements of Operations over the estimated life of the customer relationship using an accelerated method consistent with the amortization of subscriber system assets and deferred subscriber acquisition costs associated with the transaction. Amortization of deferred subscriber acquisition revenue was $24 million and $17 million for the three months ended March 31, 2019 and 2018, respectively.
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

The following table sets forth the Company’s revenues disaggregated by source:

	For the Three Months Ended
(in thousands)	March 31, 2019	March 31, 2018
Monitoring and related services	$1,070,415	$1,017,292
Installation and other	172,645	99,156
Total revenue	$1,243,060	$1,116,448

3. Acquisitions
During the three months ended March 31, 2019, the Company paid $54 million, net of cash acquired, related to business acquisitions, which resulted in the preliminary recognition of $23 million of goodwill and $15 million of contracts and related customer relationships. During the three months ended March 31, 2018, the Company paid $36 million, net of cash acquired, related to business acquisitions, which resulted in the recognition of $12 million of goodwill and $13 million of contracts and related customer relationships.
4. Goodwill and Other Intangible Assets
Goodwill
There were no material changes in the carrying amount of goodwill during the three months ended March 31, 2019.
Other Intangible Assets
The gross carrying amounts, accumulated amortization, and net carrying amounts of the Company’s other intangible assets as of March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019			December 31, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Contracts and related customer relationships	$7,732,975	$(3,101,836)	$4,631,139	$7,568,456	$(2,816,079)	$4,752,377
Dealer relationships	1,600,717	(251,946)	1,348,771	1,598,916	(230,511)	1,368,405
Other	215,114	(178,709)	36,405	210,802	(176,390)	34,412
Total definite-lived intangible assets	9,548,806	(3,532,491)	6,016,315	9,378,174	(3,222,980)	6,155,194
Indefinite-lived intangible assets:
Trade name	1,333,000	—	1,333,000	1,333,000	—	1,333,000
Intangible assets	$10,881,806	$(3,532,491)	$7,349,315	$10,711,174	$(3,222,980)	$7,488,194

The Company paid $163 million and $160 million for contracts with customers under the ADT Authorized Dealer Program and from other third parties during the three months ended March 31, 2019 and 2018, respectively.
For the three months ended March 31, 2019, the changes in the net carrying amount of contracts and related customer relationships were as follows:

(in thousands)
Beginning balance	$4,752,377
Acquisition of customer relationships	15,200
Customer contract additions, net of dealer charge-backs	163,301
Amortization	(283,025)
Currency translation and other	(16,714)
Ending balance	$4,631,139

The weighted-average amortization period for contracts and related customer relationships purchased under the ADT Authorized Dealer Program, and from other third parties, was 15 years during the three months ended March 31, 2019 and 2018.
Amortization expense for definite-lived intangible assets for the periods presented was as follows:

	For the Three Months Ended
(in thousands)	March 31, 2019	March 31, 2018
Definite-lived intangible asset amortization expense	$306,307	$303,977

5. Debt
Debt as of March 31, 2019 and December 31, 2018 was comprised of the following:

					Balance as of
Debt Description	Issued	Maturity	Interest Rate	Interest Payable	March 31, 2019	December 31, 2018
First Lien Term B-1 Loan	5/2/2016	5/2/2022	LIBOR +2.75%	Quarterly	$3,914,353	$3,924,438
Prime Notes	5/2/2016	5/15/2023	9.250%	5/15 and 11/15	2,246,000	2,546,000
ADT Notes due 2020	12/18/2014	3/15/2020	5.250%	3/15 and 9/15	300,000	300,000
ADT Notes due 2021	10/1/2013	10/15/2021	6.250%	4/15 and 10/15	1,000,000	1,000,000
ADT Notes due 2022	7/5/2012	7/15/2022	3.500%	1/15 and 7/15	1,000,000	1,000,000
ADT Notes due 2023	1/14/2013	6/15/2023	4.125%	6/15 and 12/15	700,000	700,000
ADT Notes due 2032	5/2/2016	7/15/2032	4.875%	1/15 and 7/15	728,016	728,016
ADT Notes due 2042	7/5/2012	7/15/2042	4.875%	1/15 and 7/15	21,896	21,896
Capital lease obligations	N/A	N/A	N/A	N/A	62,565	49,911
Less: Unamortized debt discount					(18,211)	(19,642)
Less: Unamortized deferred financing costs					(37,636)	(42,840)
Less: Unamortized purchase accounting fair value adjustment and other					(202,907)	(205,483)
Total debt					9,714,076	10,002,296
Less: Current maturities of long-term debt					(366,475)	(58,184)
Long-term debt					$9,347,601	$9,944,112

As of March 31, 2019, the Company had $400 million in available borrowing capacity under revolving credit facilities.
Significant changes in the Company’s debt during the three months ended March 31, 2019 were as follows:
Prime Notes
On February 1, 2019, the Company redeemed $300 million aggregate principal amount of the outstanding 9.250% second-priority senior secured notes due 2023 (“Prime Notes”) for a total redemption price of approximately $319 million, which included the related call premium. The Company recognized a loss on extinguishment of debt of approximately $22 million related to the call premium and the partial write-off of unamortized deferred financing costs. The Company redeemed an additional $1 billion aggregate principal amount of the outstanding Prime Notes in April 2019 as part of the Company’s debt refinancing transactions discussed below.
Mizuho Bank Revolving Credit Facility
On February 15, 2019, the Company entered into a first lien revolving credit agreement with an aggregate available commitment of up to $50 million maturing on March 16, 2023 (“Mizuho Bank Revolving Credit Facility”). The Mizuho Bank Revolving Credit Facility was terminated and replaced in April 2019 as part of the Company’s debt refinancing transactions discussed below.
Subsequent Event Debt Refinancing
In April 2019, the Company issued $750 million aggregate principal amount of 5.250% first-priority senior secured notes due 2024 (“First Lien Notes due 2024”) and $750 million aggregate principal amount of 5.750% first-priority senior secured notes due 2026 (First Lien Notes due 2026”). The proceeds from the First Lien Notes due 2024 and the First Lien Notes due 2026, along with cash on hand and borrowings under a first lien revolving credit facility, were used to (a) repurchase $1 billion aggregate principal amount of the Prime Notes, (b) repay $500 million aggregate principal amount of the first lien term loan due May 2, 2022 (“First Lien Term B-1 Loan”), and (c) pay fees and expenses associated with the foregoing, including early call premiums on the Prime Notes as well as accrued and unpaid interest on the repurchased Prime Notes and repaid borrowings under the First Lien Term B-1 Loan.
In connection with the $500 million repayment of the First Lien Term B-1 Loan, the Company amended and restated the first lien credit agreement (“First Lien Credit Agreement”) governing the First Lien Term B-1 Loan to (a) authorize the incurrence of the First Lien Notes due 2024 and First Lien Notes due 2026 by amending the Net First Lien Leverage Ratio for the incurrence of pari passu indebtedness to 3.20 to 1.00 (from 2.35 to 1.00), (b) provide for $300 million of additional incremental pari passu debt capacity, (c) increase the borrowing capacity under a first lien revolving credit facility by an additional $50 million, which replaced the Mizuho Bank Revolving Credit Facility, and (d) make several other changes to provide the Company with additional flexibility to de-lever its balance sheet and opportunistically refinance existing indebtedness. Further, as a result of the $500 million repayment, the Company will no longer have a quarterly principal payment obligation on the First Lien Term B-1 Loan.
The First Lien Notes due 2024 will mature on April 15, 2024 with semi-annual interest payment dates of February 15 and August 15, while the First Lien Notes due 2026 will mature on April 15, 2026 with semi-annual interest payment dates of March 15 and September 15, and both may be redeemed, in whole or in part, at any time at a make-whole premium plus accrued and unpaid interest to, but excluding, the redemption date.
The First Lien Notes due 2024 and the First Lien Notes due 2026 are guaranteed, jointly and severally, on a senior secured first-priority basis, by each of the Company’s existing and future direct or indirect wholly owned material domestic subsidiaries that guarantee the First Lien Credit Agreement (as amended). In addition, the indentures governing the First Lien Notes due 2024 and the First Lien Notes due 2026 contain covenants that limit the Company’s ability to, among other things: (i) incur certain liens; (2) enter into sale leaseback transactions; and (3) consolidate, merge or sell all or substantially all of the Company’s assets. These covenants are subject to a number of important limitations and exceptions. Additionally, upon the occurrence of specified change of control events, the Company must offer to repurchase the notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the purchase date. The notes also provide for customary events of default.
6. Income Taxes
Unrecognized Tax Benefits
During the three months ended March 31, 2019, the Company did not have a significant change to its unrecognized tax benefits. The Company’s unrecognized tax benefits relate to tax years that remain subject to audit by the taxing authorities in the U.S. federal, state and local, and foreign jurisdictions. Based on the current status of its income tax audits, the Company does not believe that a significant portion of its unrecognized tax benefits will be resolved in the next twelve months.
Effective Tax Rate
The Company’s income tax benefit for the three months ended March 31, 2019 was $22 million, resulting in an effective tax rate of 25.2%. The effective tax rate primarily represents the federal income tax rate of 21.0% and a 3.1% favorable impact associated with the resolution of open tax years.
The Company’s income tax benefit for the three months ended March 31, 2018 was $8 million, resulting in an effective tax rate of 4.6%. The effective tax rate primarily represents the federal income tax rate of 21.0%, a 23.4% unfavorable impact of future non-deductible share-based compensation, an 11.0% unfavorable impact of permanent non-deductible expenses primarily associated with the Company’s prior mandatorily redeemable preferred securities, offset by a 16.1% favorable impact of tax adjustments related to prior year state returns filed during the three months ended March 31, 2018.
The effective tax rate reflects the tax impact of permanent items, state tax expense, changes in tax laws, and non-U.S. net earnings. The effective tax rate can vary from period to period due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as changes in the overall effective state tax rate.
7. Commitments and Contingencies
Purchase Obligations
As of March 31, 2019, there have been no material changes to the Company’s purchase obligations outside the ordinary course of business as compared to December 31, 2018, except as described below.

During the three months ended March 31, 2019, the Company amended an agreement with a wireless network provider, which resulted in a fixed purchase obligation totaling approximately $80 million through 2022.
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
Environmental Matters
In October 2013, an ADT subsidiary was notified by subpoena that the Office of the Attorney General of California, in conjunction with the Alameda County District Attorney, is investigating whether certain of the subsidiary’s electronic waste disposal policies, procedures, and practices are in violation of the California Business and Professions Code and the California Health and Safety Code. During 2016, Protection One was also notified by the same parties that it was subject to a similar investigation. The investigations have been inactive since December 2016; however, the California authorities recently proposed a settlement conference for late May 2019. The Company is coordinating joint handling of both investigations and continues to fully cooperate with the respective authorities.
Wireless Encryption Litigation
The Company is subject to five class action claims regarding wireless encryption in certain ADT security systems. Jurisdictionally, three of the five cases are in Federal Court (in districts within Illinois, Arizona, and California), and both of the remaining two cases are in Florida State Court (both in Palm Beach County Circuit Court). Each of the five plaintiffs brought a claim under the respective state’s consumer fraud statute alleging that The ADT Corporation and each of its consolidated subsidiaries prior to the consummation of the ADT Acquisition made misrepresentations and material omissions in its advertising regarding the unencrypted wireless signal pathways in certain security systems monitored by The ADT Corporation. The complaints in all five cases further allege that certain security systems monitored by The ADT Corporation are not secure because the wireless signal pathways are unencrypted and can be easily hacked. In January 2017, the parties agreed to settle all five class action lawsuits. In October 2017, the U.S. District Court for the Northern District of California entered an order granting preliminary approval of the settlement. Notice to class members was issued in November 2017, and the settlement is currently in the administration process. A fairness hearing regarding the settlement was conducted in February 2018. The Court took the matter under advisement and subsequently stayed the settlement proceedings pending an appellate ruling on a related legal issue. The deadline for filing claims expired in February 2018. Final approval of the settlement remains pending as a result of the stay. The settlement administrator will not pay any claims until the Court enters an order granting final approval of the settlement.
Shareholder Litigation
Five substantially similar shareholder class action lawsuits related to the January 2018 IPO of ADT Inc. common stock were filed in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida in March, April, and May 2018 and have been consolidated for discovery and trial and entitled In re ADT Inc. Shareholder Litigation. The lead plaintiffs seek to represent a class of similarly situated shareholders and assert claims for alleged violations of the Securities Act of 1933, as amended (“Securities Act”). The plaintiffs allege that the Company defendants violated the Securities Act because the registration statement and prospectus used to effectuate the IPO were false and misleading in that they allegedly misled investors with respect to litigation involving the Company, the Company’s efforts to protect its intellectual property, and the competitive pressures faced by the Company. The defendants moved to dismiss the consolidated complaint in October 2018. The Court has not yet set a date for argument on the motions. A similar shareholder class action lawsuit entitled Perdomo v ADT Inc., also related to the January 2018 IPO was filed in the U.S. District Court for the Southern District of Florida in May 2018, for which the plaintiff filed an Amended

Complaint in January 2019 as directed by the Court. The defendants moved to dismiss the Amended Complaint in March 2019. The motions are fully briefed, and defendants have requested argument on the motions.
California Independent Contractor Litigation
In August 2017, Jabra Shuheiber filed civil litigation in Marin County Superior Court on behalf of himself and two other individuals asserting wage and hour violations against the Company. The action is entitled Jabra Shuheiber v. ADT, LLC (Case Number CV 1702912, Superior Court, Marin County). Mr. Shuheiber was the owner/operator of a sub-contractor, Maximum Protection, Inc. (“MPI”), who employed the other two plaintiffs in the litigation. In August 2018, in response to the California Supreme Court’s decision in Dynamex Operations West, Inc. v. Superior Court of Los Angeles County, counsel for Mr. Shuheiber provided the Company with a proposed amended complaint that modified the wage and hour claims such that they were brought on a class basis. The proposed class is not clearly defined but appears to be composed of two groups of individuals: 1) individual owners of sub-contractors who performed services for the sub-contractor; and 2) individuals with no ownership interest in a sub-contractor who were employed by the sub-contractor and provided services pursuant to a contract between the sub-contractor and the Company. In October 2018, the Company answered Plaintiffs First Amended Complaint and filed a Cross-Complaint against Plaintiff’s sub-contracting company for indemnification pursuant to the term of ADT’s sub-contract.
Los Angeles Alarm Permit Class Action
In June 2013, an ADT subsidiary was served with a class action complaint in California State Court entitled Villegas v. ADT. In this complaint, the plaintiff asserted that the ADT subsidiary violated certain provisions of the California Alarm Act and the Los Angeles Municipal Alarm Ordinance for its alleged failures to obtain alarm permits for its Los Angeles customers and disclose the alarm permit fee in its customer contracts. The plaintiff seeks to recover damages for putative class members who were required to pay enhanced false alarm fines as a result of the ADT subsidiary not obtaining a valid alarm permit at the time of alarm system installation. The case was initially dismissed by the trial court and judgment was entered in the ADT subsidiary’s favor in October 2014, which the plaintiff appealed. In September 2016, the California Appellate Court reversed and remanded the case back to the trial court. In November 2018, the trial court granted the plaintiff’s motion for class certification and certified four subclasses of customers who received fines from the City of Los Angeles on or after May 31, 2010 for a false alarm and for not having an alarm system permit: a pre-March 2009 class of customers installed by the ADT subsidiary; a pre-March 2009 class of customers installed by ADT Authorized Dealers; a post-March 2009 class of customers installed by the ADT subsidiary; and a post-March 2009 class of customers installed by ADT Authorized Dealers.
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
As of March 31, 2019, there have been no material changes to the 2012 Tax Sharing Agreement as compared to December 31, 2018.
8. Derivative Financial Instruments
The Company's derivative financial instruments primarily consist of LIBOR-based interest rate swap contracts, which were entered into with the objective of managing exposure to variability in interest rates on the Company's debt. All interest rate swaps are reported in the Condensed Consolidated Balance Sheets at fair value. For the interest rate swaps that are not designated as hedges, the change in fair value is recognized in interest expense, net in the Condensed Consolidated Statements of Operations. For the interest rate swaps that are designated as cash flow hedges, the change in fair value is recognized as a component of accumulated other comprehensive loss (“AOCI”) in the Condensed Consolidated Statements of Comprehensive Loss and is reclassified into interest expense, net in the same period in which the related interest on debt affects earnings.

During the three months ended March 31, 2019, the Company entered into LIBOR-based interest rate swap contracts with an aggregate notional amount of $725 million. Below is a summary of the Company’s derivative financial instruments as of March 31, 2019 (in thousands):

Execution	Maturity	Designation	Notional Amount
April 2017	April 2020	Not designated	$1,000,000
June 2018	April 2022	Cash flow hedge	1,500,000
August 2018	April 2022	Cash flow hedge	1,000,000
January 2019	April 2022	Cash flow hedge	425,000
February 2019	April 2022	Cash flow hedge	300,000
Total notional amount			$4,225,000

All interest rate swaps designated as cash flow hedges were highly effective as of March 31, 2019.
The Company's interest rate swaps did not have a material impact to the condensed consolidated financial statements for the periods presented.
9. Share-based Compensation
During the three months ended March 31, 2019, there were no material changes to the Company’s share-based compensation plans other than the issuance of restricted stock units (“RSUs”) and stock options granted under the 2018 Omnibus Plan (“2018 Plan”), as discussed below. During the three months ended March 31, 2019 and 2018, share-based compensation expense totaled $24 million and $49 million, respectively.
Restricted Stock Units
During the three months ended March 31, 2019, the Company granted approximately 3 million RSUs under the 2018 Plan. These RSUs are primarily service-based awards with a three-year graded vesting period from the date of grant. The fair value of the RSUs is equal to the closing price per share of the Company’s common stock on the date of grant, which resulted in a weighted-average grant date fair value of $6.18.
Options
During the three months ended March 31, 2019, the Company granted 9 million options under the 2018 Plan. These options are primarily service-based awards with a three-year graded vesting period from the date of grant and have an exercise price equal to the closing price per share of the Company’s common stock on the date of grant, which resulted in a weight-average exercise price of $6.18, and a contractual term of ten years from the grant date.
The Company used the following significant assumptions to estimate the grant date fair value for the options using the Black Scholes valuation approach:

For the Three Months Ended March 31, 2019
Risk-free interest rate	2.48% - 2.51%
Expected exercise term (years)	6.0 - 6.5
Expected dividend yield	2.3%
Expected volatility	41%

The risk-free interest rate was based on a U.S. Treasury bond with a zero-coupon rate that is based on the expected exercise term. The stock price volatility was implied based upon an average of historical volatilities of publicly traded companies in industries similar to the Company, as the Company did not have sufficient history to use as a basis for actual stock price volatility, and the Company’s debt to equity ratio. The dividend yield was calculated by taking the annual dividend run-rate and dividing by the stock price at date of grant. The expected average exercise term was calculated using the simplified method, as the Company did not have sufficient historical exercise data to provide a reasonable basis to estimate future exercise patterns.
During the three months ended March 31, 2019, the weighted-average grant date fair value for options granted was $2.11.

10. Equity
In January 2018, the Company completed an IPO in which the Company issued and sold 105,000,000 shares of common stock at an IPO price of $14.00 per share. The Company received net proceeds of $1,406 million from the sale of its shares in the IPO after deducting underwriting discounts, commissions, and offering expenses. As of March 31, 2018, approximately $5 million of offering expenses had not been paid.
Dividends
In February 2019, the Company approved a dividend reinvestment plan (“DRIP”), which allows stockholders to designate all or a portion of the cash dividends on their shares of common stock for reinvestment in additional shares of the Company’s common stock. The number of shares issued will be determined based on the volume weighted average closing price per share of the Company’s common stock for the five trading days preceding the dividend payment and adjusted for any discounts, as applicable. The DRIP will terminate upon the earlier of (a) February 27, 2021 and (b) the date upon which an aggregate of 18,750,000 shares of common stock have been issued pursuant to the DRIP. When dividends are declared, the Company records a liability for the portion of the dividends to be settled in cash and records an increase in common stock par value and additional paid-in capital for the portion of dividends to be settled in shares of common stock under the DRIP.
During the three months ended March 31, 2019, the Company declared the following dividends on common stock:

Declared Date	Dividend per Share	Record Date	Payment Date
March 11, 2019	$0.035	April 2, 2019	April 12, 2019

During the three months ended March 31, 2019, the Company declared $27 million (or $0.035 per share) in dividends, of which $4 million represents the portion of the dividends settled in cash and $23 million represents the portion of the dividends settled in shares of common stock, which resulted in the issuance of 3 million shares of common stock on April 12, 2019.
On May 7, 2019, the Company announced a dividend of $0.035 per share to common stockholders of record on June 11, 2019, which will be distributed on July 2, 2019.
Share Repurchase Program
In February 2019, the Company approved a share repurchase program which permits the Company to repurchase up to $150 million of the Company’s shares of common stock through February 27, 2021. The Company may effect these repurchases pursuant to one or more trading plans to be adopted in accordance with Securities Exchange Act Rule 10b5‐1, in privately negotiated transactions, in open market transactions, or pursuant to an accelerated share repurchase program. The Company conducts and intends to continue to conduct the share repurchase program in accordance with Securities Exchange Act Rule 10b-18. The Company is not obligated to repurchase any shares of common stock and the timing and amount of any repurchases may vary from quarter to quarter and will depend on legal requirements, market conditions, stock price, alternative uses of capital, and other factors.
During the three months ended March 31, 2019, the Company repurchased 3 million shares of common stock for approximately $22 million. All of the shares repurchased were treated as retirements and reduced the number of shares issued and outstanding. In addition, the Company recorded the excess of the purchase price over the par value per share as a reduction to additional paid-in capital.
Accumulated Other Comprehensive Loss
There were no material reclassifications out of AOCI during the three months ended March 31, 2019 and 2018.
11. Net Loss per Share
Basic net loss per share is computed by dividing net loss attributable to common shares by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is calculated by dividing net loss available to common stockholders by the diluted weighted-average number of common shares outstanding for the period and would reflect the potential dilutive effect of common stock equivalents outstanding for the period determined using the treasury-stock method.
For purposes of the diluted net loss per share calculation, all awards that potentially could be dilutive were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive, therefore, basic net loss per share is equal to diluted net loss per share for each period presented.

The computations of basic and diluted net loss per share for the periods presented are as follows:

	For the Three Months Ended
(in thousands, except per share amounts)	March 31, 2019	March 31, 2018
Numerator:
Net loss	$(66,470)	$(157,437)
Denominator:
Weighted-average shares outstanding, basic and diluted	756,252	728,579

Net loss per share, basic and diluted	$(0.09)	$(0.22)

12. Related Party Transactions
The Company’s related party transactions primarily relate to management, consulting, and transaction advisory services provided by Apollo and Apollo’s affiliates, as well as monitoring and related services provided to other entities controlled by Apollo. There were no significant related party transactions for the presented periods.
13. Leases
Company as Lessor
The Company is a lessor in certain transactions in which the Company provides monitoring and related services but retains ownership of the security systems as the Company has identified a lease component associated with the right-of-use of the security systems and a non-lease component associated with monitoring and related services. For transactions in which the timing and pattern of transfer is the same for the lease and non-lease components, and the lease component would be classified as an operating lease if accounted for separately, the Company applies the practical expedient to aggregate the lease and non-lease components and accounts for the combined component based upon its predominant characteristic, which is the non-lease component. As a result, the Company accounts for the combined component as a single performance obligation under the applicable revenue guidance and the underlying assets are reflected within subscriber system assets, net in the Condensed Consolidated Balance Sheets.

Certain of the Company’s transactions do not qualify for the practical expedient as the lease component represents a sales-type lease, as such, the Company separately accounts for the lease component and non-lease component. The Company’s sales-type leases are immaterial.
Company as Lessee
The Company leases real estate, vehicles, and equipment with various lease terms and maturities that extend out through 2030 from various counter parties as part of our operations. The Company applies the practical expedient to not separate the lease and non-lease components and accounts for the combined component as a lease. Additionally, the Company’s lease assets and liabilities include leases with an initial lease term of 12 months or less.
Lease expense is recognized on a straight-line basis over the lease term, which is determined as the non-cancelable period, periods in which termination options are reasonably certain of not being exercised, and periods in which renewal options are reasonably certain of being exercised. Payments that are not fixed at the commencement of a lease are considered variable payments and are expensed as incurred. The discount rate for a lease is determined using the Company’s incremental borrowing rate that coincides with the lease term at the commencement of a lease. The incremental borrowing rate is estimated based on publicly available data for the Company’s debt instruments and other instruments with similar characteristics.
The Company’s leases do not contain material residual value guarantees or restrictive covenants. The Company’s subleases are immaterial.

The following table presents the amounts reported in the Company’s Condensed Consolidated Balance Sheets related to operating and finance leases as of the presented periods:

Leases (in thousands)	Classification	March 31, 2019	January 1, 2019
Assets
Current
Operating	Prepaid expenses and other current assets	$1,659	$1,642
Noncurrent
Operating	Other assets	122,677	125,936
Finance	Property and equipment, net(a)	47,573	38,181
Total leased assets		$171,909	$165,759
Liabilities
Current
Operating	Accrued expenses and other current liabilities	$30,121	$30,357
Finance	Current maturities of long-term debt	23,032	18,343
Noncurrent
Operating	Other liabilities	94,537	99,168
Finance	Long-term debt	39,533	31,568
Total leased liabilities		$187,223	$179,436
_________________

(a)	Financing lease assets are recorded net of accumulated amortization of approximately $36 million and $32 million as of March 31, 2019 and January 1, 2019, respectively.
The following is a summary of the Company’s lease cost for the presented period:

Lease Cost (in thousands)	For the Three Months Ended March 31, 2019
Operating lease cost	$15,087
Finance lease cost
Amortization of leased assets	4,447
Interest on lease liabilities	752
Variable lease costs	11,451
Total lease cost	$31,737

The following is a summary of the cash flows and supplemental information associated with the Company’s leases for the presented period:

Other information (in thousands)	For the Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$15,137
Operating cash flows from finance leases	752
Financing cash flows from finance leases	3,112
Right-of-use assets obtained in exchange for new finance lease liabilities	15,272
Right-of-use assets obtained in exchange for new operating lease liabilities	11,116

The following is a summary of the weighted-average lease term and discount rate for operating and finance leases as of the presented period:

Lease Term and Discount Rate	March 31, 2019
Weighted-average remaining lease term (years)
Operating leases	4.9
Finance leases	3.2
Weighted-average discount rate
Operating leases	6.8%
Finance leases	5.5%

The following is a maturity analysis related to the Company’s operating and finance leases as of March 31, 2019:

Maturity of Lease Liabilities (in thousands)	Operating Leases	Finance Leases
2019	$27,115	$19,726
2020	33,812	21,533
2021	28,221	14,728
2022	24,748	9,365
2023	18,482	2,177
Thereafter	18,334	114
Total lease payments	$150,712	$67,643
Less interest	26,054	5,078
Present value of lease liabilities	$124,658	$62,565

The following is a maturity analysis related to the Company’s operating and finance leases as of December 31, 2018:

Maturity of Lease Liabilities (in thousands)	Operating Leases	Finance Leases
2019	$40,192	$20,604
2020	31,885	16,735
2021	26,336	10,728
2022	22,751	5,386
2023	16,731	696
Thereafter	17,727	—
Total lease payments	$155,622	$54,149
Less interest	—	4,238
Present value of lease liabilities	$155,622	$49,911

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
INTRODUCTION
The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements, the related notes thereto included elsewhere in this Quarterly Report, as well as our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Annual Report”), which was filed with the United States Securities and Exchange Commission (“SEC”) on March 11, 2019, to enhance the understanding of our financial condition, changes in financial condition, and results of operations. The following discussion and analysis contain forward-looking statements about our business, operations, and financial performance based on current plans and estimates that involve risks, uncertainties, and assumptions. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause such differences are discussed in the sections of this Quarterly Report titled “Cautionary Statements Regarding Forward-Looking Statements” and “Item 1A. Risk Factors.”
OVERVIEW
We are a leading provider of monitored security and interactive home and business automation solutions in the United States and Canada. Our monitored security and automation offerings involve the installation and monitoring of security and premises automation systems designed to detect intrusion; control access; sense movement, smoke, fire, carbon monoxide, flooding, temperature, and other environmental conditions and hazards; and address personal emergencies, such as injuries, medical emergencies, or incapacitation. Our products and services include interactive technologies to allow our customers to remotely monitor and manage their residential and commercial environments by adding automation capabilities to our monitored security systems. Through our interactive offerings, customers are able to remotely access information regarding the security of their residential or commercial environment, arm and disarm their security system, adjust lighting or thermostat levels, or view real-time video from cameras covering different areas of their premises via web-enabled devices (such as smart phones, laptops, and tablet computers) and a customized web portal. Additionally, our interactive automation solutions enable customers to create customized schedules or automation for managing lights, thermostats, appliances, and garage doors. The system can also be programmed to perform additional functions such as recording and viewing live video and sending text messages based on triggering events.
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
As of March 31, 2019, we serve over 7 million recurring customers, excluding contracts monitored but not owned. We are one of the largest full-service companies with a national footprint providing both residential and commercial monitored security. We deliver an integrated customer experience by maintaining the industry’s largest sales, installation, and service field workforce, as well as a 24/7 professional monitoring network.
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
Radio Conversion Costs
We have received notice from the providers of 3G and Code-Division Multiple Access (“CDMA”) cellular networks that they will be retiring their 3G and CDMA networks by the first quarter of 2022. We currently provide services to approximately 4 million customer sites that use 3G or CDMA cellular equipment, which number is diminishing on a monthly basis in the ordinary course of business due to attrition, upgrades, and repairs. Our plans to address this three-year transition are not yet finalized, and the impact involves numerous estimates and variables. Among other factors, we will look to reduce any applicable costs to the Company, such as hardware costs currently estimated to be less than $90 per site, by exploring cost-sharing opportunities, working with our suppliers, carriers, and customers, and to increase revenue by using the transition as an opportunity to sell new products and services in conjunction with replacing the radio and to more rapidly transition customers to our new Command and Control technology.
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
KEY PERFORMANCE INDICATORS
In evaluating our results, we utilize key performance indicators which include non-GAAP measures as well as the operating metrics of recurring monthly revenue, gross customer revenue attrition, and unit and customer count. Our computations of key performance indicators may not be comparable to other similarly titled measures reported by other companies. Additionally, our operating metric key performance indicators are approximated as there may be variations to reported results in each period due to certain adjustments we might make in connection with the integration over several periods of acquired companies that calculated these metrics differently, or otherwise, including periodic reassessments and refinements in the ordinary course of business. These refinements, for example, may include changes due to systems conversion or historical methodology differences in legacy systems.
Recurring Monthly Revenue (“RMR”)
RMR is generated by contractual recurring fees for monitoring and other recurring services provided to our customers, including contracts monitored but not owned. We believe the presentation of RMR is useful because it measures the volume of revenue under contract at a given point in time.
Gross Customer Revenue Attrition
Gross customer revenue attrition is defined as RMR lost as a result of customer attrition, net of dealer charge-backs and reinstated customers, excluding contracts monitored but not owned and DIY customers. Customer sites are considered canceled when all services are terminated. Dealer charge-backs represent customer cancellations charged back to the dealers because the customer canceled service during the charge-back period, generally twelve to fifteen months.
Gross customer revenue attrition is calculated on a trailing twelve-month basis, the numerator of which is the annualized RMR lost during the period due to attrition, net of dealer charge-backs and reinstated customers, excluding contracts monitored but not owned and DIY customers, and the denominator of which is total annualized RMR based on an average of RMR under contract at the beginning of each month during the period.
As of January 1, 2019, in conjunction with the acquisition of LifeShield LLC, we will be presenting gross customer revenue attrition excluding existing and new do-it-yourself customers. Trailing twelve-month gross customer revenue attrition including DIY customers as of March 31, 2019 would have been 6 basis points higher. Trailing twelve-month gross customer revenue attrition for the comparison period in the first quarter of 2018 rounds to 13.6% both including and excluding DIY customers.
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
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
The following table sets forth our condensed consolidated results of operations, summary cash flow data, and key performance indicators for the periods presented.

(in thousands, except as otherwise indicated)	For the Three Months Ended
Results of Operations:	March 31, 2019	March 31, 2018	Change
Monitoring and related services	$1,070,415	$1,017,292	$53,123
Installation and other	172,645	99,156	73,489
Total revenue	1,243,060	1,116,448	126,612
Cost of revenue (exclusive of depreciation and amortization shown separately below)	325,958	248,394	77,564
Selling, general and administrative expenses	324,509	304,970	19,539
Depreciation and intangible asset amortization	495,878	483,676	12,202
Merger, restructuring, integration, and other	6,279	8,023	(1,744)
Operating income	90,436	71,385	19,051
Interest expense, net	(158,905)	(174,333)	15,428
Loss on extinguishment of debt	(21,561)	(61,597)	40,036
Other income (expense)	1,199	(460)	1,659
Loss before income taxes	(88,831)	(165,005)	76,174
Income tax benefit	22,361	7,568	14,793
Net loss	$(66,470)	$(157,437)	$90,967

Summary Cash Flow Data:
Net cash provided by operating activities	$509,262	$504,574	$4,688
Net cash used in investing activities	$(400,065)	$(366,811)	$(33,254)
Net cash (used in) provided by financing activities	$(380,164)	$747,920	$(1,128,084)

Key Performance Indicators: (1)
RMR	$349,282	$336,539	$12,743
Gross customer revenue attrition (percent) (2)	13.3%	13.6%	(30) bps
Adjusted EBITDA (3)	$621,335	$619,767	$1,568
Free Cash Flow (3)	$163,334	$173,764	$(10,430)
_______________________

(1)	Refer to the “—Key Performance Indicators” section for the definitions of these key performance indicators.

(2)
Trailing twelve-month gross customer revenue attrition including DIY customers as of March 31, 2019 would have been 6 basis points higher. Trailing twelve-month gross customer revenue attrition for the comparison period in the first quarter of 2018 rounds to 13.6% both including and excluding DIY customers. The year over year improvement is approximately 30 basis points. Refer to the “—Key Performance Indicators” section for further details on this change.

(3)	Adjusted EBITDA and Free Cash Flow are non-GAAP measures. Refer to the “—Non-GAAP Measures” section for the definitions of these terms and reconciliations to the most comparable GAAP measures.
Total Revenue
The increase in monitoring and related services revenue was primarily due to incremental revenue from acquisitions of businesses. RMR increased to $349 million as of March 31, 2019 from $337 million as of March 31, 2018, which represents an increase of 4%, of which 2% is due to the Red Hawk Acquisition. The remainder of the increase in RMR was attributable to an increase in contractual monthly recurring fees for monitoring and other recurring services, which resulted from the addition of new customers and improvements in average pricing, partially offset by customer attrition. The improvement in average pricing was driven by the addition of new customers at higher rates, largely due to new subscribers generally selecting higher priced services as compared to our existing customers, as well as price escalations on our existing customer base. Gross customer revenue attrition excluding DIY customers was 13.3% as of March 31, 2019. As of March 31, 2019, gross customer revenue attrition would have been six basis points higher including DIY customers. As of March 31, 2018, gross customer revenue attrition was 13.6% both including and excluding DIY customers. We believe this improvement was a result of a lower rate of disconnects due to high quality customer selection and better customer service levels.
The increase in installation and other revenue was primarily due to $66 million related to revenue from security equipment sold outright to customers, the majority of which is due to incremental revenue associated with acquisitions of businesses. The remaining increase was due to additional amortization of deferred installation revenue during the three months ended March 31, 2019.
Cost of Revenue
The increase in cost of revenue was primarily due to an increase of $55 million related to installation costs associated with a higher volume of sales where security-related equipment is sold outright to customers, the majority of which was due to the incremental volume associated with acquisitions of businesses. The remaining increase is primarily due to incremental field service costs associated with acquisition of businesses.
Selling, General and Administrative Expenses
The increase in selling, general and administrative was primarily due to $24 million of incremental expenses associated with acquisitions of businesses and $17.5 million from two favorable legal settlements in the first quarter of 2018. These increases were partially offset by a reduction in share-based compensation of approximately $26 million primarily due to certain awards with accelerated vesting conditions that became fully vested in July 2018 as a result of our IPO.
Depreciation and Intangible Asset Amortization
The increase in depreciation and intangible asset amortization expense was primarily due to $23 million associated with the amortization of customer contracts acquired under the ADT Authorized Dealer Program, partially offset by a decrease in amortization expense of $20 million associated with the Protection One trade name, which became fully amortized in June 2018. The remainder of the increase is due to the impact of acquisitions of businesses, capital expenditures, and subscriber system assets.
Interest Expense, net
Interest expense, net is primarily comprised of interest expense on our long-term debt. The decrease in interest expense was primarily driven by the reduction in interest expense of $26 million on our prior mandatorily redeemable preferred securities, which were fully redeemed in July of 2018, and the reduction in interest expense of $12 million on the 9.250% second-priority senior secured notes due 2023 (“Prime Notes”) due to the decrease in principal associated with the partial redemptions of the Prime Notes in February 2019 and 2018. These decreases were partially offset by an increase of $21 million in interest expense on our variable-rate debt due to an increase in principal associated with our incremental borrowing of $425 million in December 2018 and an increase in interest rates, including the net impact of our interest rate swaps.
Loss on Extinguishment of Debt
During the three months ended March 31, 2019, we recognized a loss on extinguishment of debt of approximately $22 million associated with the partial redemption of the Prime Notes in February 2019, which related to the payment of the call premium and the partial write-off of unamortized deferred financing costs. During the three months ended March 31, 2018, we recognized a loss on extinguishment of debt of approximately $62 million associated with the partial redemption of the Prime Notes in February 2018, which related to the payment of the call premium and the partial write-off of unamortized deferred financing costs.
Income Tax Benefit
Income tax benefit for the three months ended March 31, 2019 was $22 million, resulting in an effective tax rate for the period of 25.2%. The effective tax rate primarily represents the federal income tax rate of 21.0% and a 3.1% favorable impact associated with the resolution of open tax years.
Income tax benefit for the three months ended March 31, 2018 was $8 million, resulting in an effective tax rate for the period of 4.6%. The effective tax rate primarily represents the federal income tax rate of 21.0%, a 23.4% unfavorable impact of future non-deductible share-based compensation, an 11.0% unfavorable impact of permanent non-deductible expenses primarily associated with our prior mandatorily redeemable preferred securities, offset by a 16.1% favorable impact of tax adjustments related to prior year state returns filed during the three months ended March 31, 2018.
The effective tax rates for the three months ended March 31, 2019 and 2018 reflect the tax impact of permanent tax adjustments, state tax expense, changes in tax laws, and non-U.S. net earnings. The effective tax rate can vary from period to period due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, recurring factors such as changes in the overall effective state tax rate, as well as fluctuations in pre-tax income or loss.
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
Adjusted EBITDA
We believe that the presentation of Adjusted EBITDA is appropriate to provide additional information to investors about our operating profitability adjusted for certain non-cash items, non-routine items that we do not expect to continue at the same level in the future, as well as other items that are not core to our operations. Further, we believe Adjusted EBITDA provides a meaningful measure of operating profitability because we use it for evaluating our business performance, making budgeting decisions, and comparing our performance against that of other peer companies using similar measures.
We define Adjusted EBITDA as net income or loss adjusted for (i) interest, (ii) taxes, (iii) depreciation and amortization, including depreciation of subscriber system assets and other fixed assets and amortization of dealer and other intangible assets, (iv) amortization of deferred costs and deferred revenue associated with subscriber acquisitions, (v) share-based compensation expense, (vi) merger, restructuring, integration, and other, (vii) losses on extinguishment of debt, (viii) radio conversion costs, (ix) financing and consent fees, (x) foreign currency gains/losses, and (xi) other charges and non-cash items.
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

Adjusted EBITDA
The table below reconciles Adjusted EBITDA to net loss for the periods presented.

	For the Three Months Ended
(in thousands)	March 31, 2019	March 31, 2018
Net loss	$(66,470)	$(157,437)
Interest expense, net	158,905	174,333
Income tax benefit	(22,361)	(7,568)
Depreciation and intangible asset amortization	495,878	483,676
Amortization of deferred subscriber acquisition costs	18,232	12,847
Amortization of deferred subscriber acquisition revenue	(24,339)	(16,765)
Share-based compensation expense	23,710	49,288
Merger, restructuring, integration, and other	6,279	8,023
Loss on extinguishment of debt	21,561	61,597
Radio conversion costs(1)	—	1,351
Financing and consent fees	1,003	—
Foreign currency (gains)/losses(2)	(831)	1,020
Other, net(3)	9,768	9,402
Adjusted EBITDA	$621,335	$619,767
___________________

(1)	Represents costs associated with upgrading cellular technology used in many of our security systems.

(2)	Represents conversions of intercompany loans denominated in Canadian dollars to U.S. dollars.

(3)	Primarily represents amortization of purchase accounting adjustments, compensation arrangements related to acquisitions, and other charges and non-cash items.
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
For the three months ended March 31, 2019, Adjusted EBITDA increased by $2 million compared to 2018. This increase was primarily due to an increase in monitoring and related services revenue combined with higher revenue from transactions in which security equipment is sold outright to customers, partially offset by the associated costs and an increase in selling, general and administrative expenses, excluding items outside of our definition of Adjusted EBITDA.
Refer to the discussions above under “—Results of Operations” for further details.
Free Cash Flow
The table below reconciles Free Cash Flow to net cash provided by operating activities for the periods presented.

	For the Three Months Ended
(in thousands)	March 31, 2019	March 31, 2018
Net cash provided by operating activities	$509,262	$504,574
Dealer generated customer accounts and bulk account purchases	(163,333)	(159,607)
Subscriber system assets	(144,888)	(137,957)
Capital expenditures	(37,707)	(33,246)
Free Cash Flow	$163,334	$173,764
Cash Flows from Operating Activities
Refer to the discussion below under “—Liquidity and Capital Resources” for further details regarding cash flows from operating activities.

Cash Outlays Related to Capital Expenditures
Dealer generated customer accounts and bulk account purchases, subscriber system assets, and capital expenditures are included in cash flows from investing activities. Refer to the discussions below under “—Liquidity and Capital Resources” for further details regarding cash flows from investing activities.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
We expect our ongoing sources of liquidity to include cash generated from operations, as well as borrowings under our revolving credit facilities and the issuance of equity and/or debt securities as appropriate given market conditions. Our future cash needs are expected to include cash for operating activities, working capital, capital expenditures, strategic investments, periodic principal and interest payments on our debt, and potential dividend payments to our stockholders. We may, from time to time, seek to repay, redeem, repurchase, or refinance our indebtedness, or seek to retire or purchase our outstanding securities through cash purchases in the open market or through privately negotiated transactions or through a 10b5-1 repurchase plan or otherwise, and any such transactions may involve material amounts. We believe our cash position, borrowing capacity available under our revolving credit facilities, and cash provided by operating activities are, and will continue to be, adequate to meet our operational and business needs in the next twelve months as well as our long-term liquidity needs.
We are a highly leveraged company with significant debt service requirements. As of March 31, 2019, we had $96 million in cash and cash equivalents and $400 million in available borrowing capacity under our revolving credit facilities. The carrying value of total debt outstanding, including capital lease obligations, was $9,714 million as of March 31, 2019.
Long-Term Debt
Significant changes in the Company’s debt during the three months ended March 31, 2019, were as follows:
Prime Notes
On February 1, 2019, we redeemed $300 million aggregate principal amount of the outstanding Prime Notes for a total redemption price of approximately $319 million, which included the related call premium. We recognized a loss on extinguishment of debt of approximately $22 million related to the call premium and the partial write-off of unamortized deferred financing costs. We redeemed an additional $1 billion aggregate principal amount of the outstanding Prime Notes in April 2019 as part of our debt refinancing transactions discussed below.
Mizuho Bank Revolving Credit Facility
On February 15, 2019, we entered into a first lien revolving credit agreement with an aggregate available commitment of up to $50 million maturing on March 16, 2023 (“Mizuho Bank Revolving Credit Facility”). The Mizuho Bank Revolving Credit Facility was terminated and replaced in April 2019 as part of our debt refinancing transactions discussed below.
Subsequent Event Debt Refinancing
In April 2019, we issued $750 million aggregate principal amount of 5.250% first-priority senior secured notes due 2024 (“First Lien Notes due 2024”) and $750 million aggregate principal amount of 5.750% first-priority senior secured notes due 2026 (First Lien Notes due 2026”). The proceeds from the First Lien Notes due 2024 and the First Lien Notes due 2026, along with cash on hand and borrowings under a first lien revolving credit facility, were used to (a) repurchase $1 billion aggregate principal amount of the Prime Notes, (b) repay $500 million aggregate principal amount of the first lien term loan due May 2, 2022 (“First Lien Term B-1 Loan”), and (c) pay fees and expenses associated with the foregoing, including early call premiums on the Prime Notes as well as accrued and unpaid interest on the repurchased Prime Notes and repaid borrowings under the First Lien Term B-1 Loan.
In connection with the $500 million repayment of the First Lien Term B-1 Loan, we amended and restated the first lien credit agreement (“First Lien Credit Agreement”) governing the First Lien Term B-1 Loan to (a) authorize the incurrence of the First Lien Notes due 2024 and First Lien Notes due 2026 by amending the Net First Lien Leverage Ratio for the incurrence of pari passu indebtedness to 3.20 to 1.00 (from 2.35 to 1.00), (b) provide for $300 million of additional incremental pari passu debt capacity, (c) increase the borrowing capacity under a first lien revolving credit facility by an additional $50 million, which replaced the Mizuho Bank Revolving Credit Facility, and (d) make several other changes to provide us with additional flexibility to de-lever our balance sheet and opportunistically refinance existing indebtedness. Further, as a result of the $500 million repayment, we will no longer have a quarterly principal payment obligation on the First Lien Term B-1 Loan.

The First Lien Notes due 2024 will mature on April 15, 2024 with semi-annual interest payment dates of February 15 and August 15, while the First Lien Notes due 2026 will mature on April 15, 2026 with semi-annual interest payment dates of March 15 and September 15, and both may be redeemed, in whole or in part, at any time at a make-whole premium plus accrued and unpaid interest to, but excluding, the redemption date.
Refer to Note 5 “Debt” to the condensed consolidated financial statements for further discussion.
Debt Covenants
As of March 31, 2019, we were in compliance with all financial covenant and other maintenance tests for all our debt obligations.
Dividends
In February 2019, we approved a dividend reinvestment plan (“DRIP”) which allows stockholders to designate all or a portion of the cash dividends on their shares of common stock for reinvestment in additional shares of our common stock. The number of shares issued will be determined based on the volume weighted average closing price per share of our common stock for the five trading days preceding the dividend payment and adjusted for any discounts, as applicable. The DRIP will terminate upon the earlier of (a) February 27, 2021 and (b) the date upon which an aggregate of 18,750,000 shares of common stock have been issued pursuant to the DRIP.
During the three months ended March 31, 2019, we declared the following dividends on common stock:

Declared Date	Dividend per Share	Record Date	Payment Date
March 11, 2019	$0.035	April 2, 2019	April 12, 2019
During the three months ended March 31, 2019, we declared $27 million (or $0.035 per share) in dividends, of which $4 million represents the portion of the dividends settled in cash and $23 million represents the portion of the dividends settled in shares of common stock, which resulted in the issuance of 3 million shares of common stock on April 12, 2019.
On May 7, 2019, we announced a dividend of $0.035 per share to common stockholders of record on June 11, 2019, which will be distributed on July 2, 2019.
Share Repurchases
In February 2019, we approved a share repurchase program which permits us to repurchase up to $150 million of our shares of common stock through February 27, 2021. We may effect these repurchases pursuant to one or more trading plans to be adopted in accordance with Securities Exchange Act Rule 10b5‐1, in privately negotiated transactions, in open market transactions or pursuant to an accelerated share repurchase program. We conduct and intend to continue to conduct the share repurchase program in accordance with Securities Exchange Act Rule 10b-18. We are not obligated to repurchase any of our shares of common stock and the timing and amount of any repurchases may vary from quarter to quarter and will depend on legal requirements, market conditions, stock price, alternative uses of capital, and other factors. During the three months ended March 31, 2019, we repurchased $22 million of our common stock.
Refer to the discussions below under “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” for further details.
Cash Flow Analysis
The following table is a summary of our cash flow activity for the periods presented:

	For the Three Months Ended
(in thousands)	March 31, 2019	March 31, 2018	Change
Net cash provided by operating activities	$509,262	$504,574	$4,688
Net cash used in investing activities	$(400,065)	$(366,811)	$(33,254)
Net cash (used in) provided by financing activities	$(380,164)	$747,920	$(1,128,084)
Cash Flows from Operating Activities
The increase in cash flows provided by operating activities was primarily due to an increase in monitoring and related services combined with an increase in transactions in which security equipment is sold outright to customers, partially offset by the associated costs and an increase in selling, general and administrative expenditures. The remainder of the increase in cash flows provided by operating activities relates to changes in assets and liabilities due to the volume and timing of other operating cash receipts and payments with respect to when the transactions are reflected in earnings.
Refer to the discussions above under “—Results of Operations” for further details.
Cash Flows from Investing Activities
We make certain investments in our business that are intended to grow our customer base, enhance the overall customer experience, improve the productivity of our field workforce, and support greater efficiency of our back-office systems and our customer care centers.
The increase in cash flows used in investing activities was primarily due to an increase in cash used for business acquisitions, net of cash acquired, of $18 million. The remainder of the increase is due to the volume and timing of dealer and bulk additions, spend on subscriber system assets, and non-subscriber capital expenditures.
Cash Flows from Financing Activities
For the three months ended March 31, 2019, net cash used in financing activities primarily consisted of (i) the repayment of long-term borrowings of $332 million primarily associated with the partial redemption of the Prime Notes, (ii) dividend payments on common stock of $26 million, and (iii) payments of $22 million for the repurchase of common stock.
For the three months ended March 31, 2018, net cash provided by financing activities consisted primarily of net proceeds from the IPO of $1,410 million, after deducting related fees, offset by repayment of long-term borrowings of $662 million primarily associated with the partial redemption of the Prime Notes.
COMMITMENTS AND CONTRACTUAL OBLIGATIONS
In our 2018 Annual Report, we disclosed our commitments and contractual obligations. There have been no other material changes to these commitments and contractual obligations outside the ordinary course of business except for the changes to our long-term debt and an amendment to an agreement with a wireless network provider, which resulted in a fixed purchase obligation totaling approximately $80 million through 2022. Refer to the discussion above under “—Liquidity and Capital Resources” for further details regarding significant changes to our long-term debt.
OFF-BALANCE SHEET ARRANGEMENTS
There have been no material changes to our off-balance sheet arrangements since our 2018 Annual Report.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The accompanying condensed consolidated financial statements are prepared in accordance with GAAP, which requires us to select accounting policies and make estimates that affect the reported amount of assets, liabilities, revenue, and expenses, and the related disclosure of contingent assets and contingent liabilities. Management’s estimates are based on the relevant information available at the end of each period. Actual results could differ materially from these estimates under different assumptions or market conditions. In our 2018 Annual Report, we identified our accounting policies that are based on, among other things, estimates and judgments made by management that include inherent risks and uncertainties.
Refer to Note 1 “Description of Business and Summary of Significant Accounting Policies” to the condensed consolidated financial statements for further information about recent accounting adoptions and pronouncements.
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
Forward-looking information involves risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such statements, including without limitation, the risks and uncertainties disclosed in Part II Item 1A. of this report under the heading “Risk Factors.” Therefore, caution should be taken not to place undue reliance on any such forward-looking statements. Much of the information in this report that looks toward future performance of the Company is based on various factors and important assumptions about future events that may or may not actually occur. As a result, our operations and financial results in the future could differ materially and substantially from those we have discussed in the forward-looking statements included in the Quarterly Report. We assume no obligation (and specifically disclaim any such obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
For quantitative and qualitative disclosures about market risk, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our 2018 Annual Report. Other than as set forth below, our exposures to market risk have not changed materially since December 31, 2018.
During the three months ended March 31, 2019, we entered into additional LIBOR-based interest rate swap contracts with an aggregate notional amount of $725 million. As of March 31, 2019, we had interest rate swap contracts outstanding with notional amounts aggregating $4,225 million used to hedge the majority of our variable-rate debt. Refer to Note 8 “Derivative Financial Instruments” to the condensed consolidated financial statements for further discussion.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2019, our disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed in the reports that we file or submit under the Exchange Act, and that information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in our management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the three months ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
See Note 7 “Commitments and Contingencies” to the condensed consolidated financial statements under the heading “Legal Proceedings” included in this Quarterly Report on Form 10-Q for legal proceedings and related matters.
ITEM 1A. RISK FACTORS.
Our significant business risks are described in Part I, Item 1A. in our 2018 Annual Report, as filed with the SEC on March 11, 2019. You should be aware that these risk factors and other information may not describe every risk facing the Company. There have been no material changes to our risk factors from those previously disclosed in our 2018 Annual Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Recent Sales of Unregistered Securities
There were no sales of unregistered securities during the three months ended March 31, 2019.
Use of Proceeds from Registered Securities
There were no sales of registered securities during the three months ended March 31, 2019.
Issuer Purchases of Equity Securities
Under our publicly announced share repurchase program, we may repurchase common shares pursuant to one or more trading plans in accordance with Securities Exchange Act Rule 10b5‐1, in privately negotiated transactions, in open market transactions or pursuant to an accelerated share repurchase program. We conduct and intend to continue to conduct the share repurchase program in accordance with Securities Exchange Act Rule 10b-18. We are not obligated to repurchase any of our shares of common stock and the timing and amount of any repurchases will vary from quarter to quarter and will depend on legal requirements, market conditions, stock price, alternative uses of capital, and other factors.
During the quarter ended March 31, 2019, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(a) (in thousands)
January 1,2019 - January 31, 2019	—	$—	—	$—
February 1, 2019 - February 28, 2019	—	$—	—	$150,000
March 1, 2019 - March 31, 2019	3,273,013	$6.68	3,273,013	$128,146
Total	3,273,013	$6.68	3,273,013	$128,146
________________________

(a)
On February 27, 2019, we approved a share repurchase program, which permits us to repurchase up to $150 million of our shares of common stock through February 27, 2021. We announced this plan on March 11, 2019.

(b)	The average price paid per share is calculated by dividing the total cash paid for the shares by the total number of shares repurchased.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
None.

ITEM 5. OTHER INFORMATION.
Amendment of Donald Young’s Employment Agreement
On May 3, 2019, The ADT Security Corporation and Donald Young entered into that certain first amendment (the “Amendment”) to the Amended and Restated Employment Agreement, dated December 19, 2017, by and between the same (the “Employment Agreement”). The Amendment deleted all references to a “Realization Event” (as defined in the Employment Agreement) and amended the Employment Agreement to remove the reduced severance period and reduced restricted period following a termination of Mr. Young’s employment by us without cause or a resignation for good reason following a Realization Event. Following the execution of the Amendment, if Mr. Young’s employment is terminated by us without cause or he resigns for good reason his severance period and restricted period will be the twenty-four month period following such termination of employment.
ITEM 6. EXHIBITS.
See Exhibit Index attached hereto, which is incorporated herein by reference.
Exhibits Index
The information required by this Item is set forth on the exhibit index.

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of ADT Inc.
3.2	Amended and Restated Bylaws of ADT Inc.
4.1	Indenture, dated as of July 5, 2012, by and between The ADT Corporation and Wells Fargo Bank, National Association
4.2	First Supplemental Indenture, dated as of July 5, 2012, by and among The ADT Corporation, Tyco International Ltd. and Wells Fargo Bank, National Association
4.3	Second Supplemental Indenture, dated as of July 5, 2012, by and among The ADT Corporation, Tyco International Ltd. and Wells Fargo Bank, National Association
4.4	Third Supplemental Indenture, dated as of July 5, 2012, by and among The ADT Corporation, Tyco International Ltd. and Wells Fargo Bank, National Association
4.5	Fourth Supplemental Indenture, dated as of January 14, 2013, by and between The ADT Corporation and Wells Fargo Bank, National Association
4.6	Fifth Supplemental Indenture, dated as of October 1, 2013, by and between The ADT Corporation and Wells Fargo Bank, National Association
4.7	Sixth Supplemental Indenture, dated as of April 8, 2016, under 2012 Base Indenture, by and among The ADT Corporation, the guarantors party thereto and the Wells Fargo Bank, National Association
4.8	Seventh Supplemental Indenture, dated as of April 22, 2016, under 2012 Base Indenture, by and among The ADT Corporation, the guarantors party thereto and the Wells Fargo Bank, National Association
4.9	Eighth Supplemental Indenture, dated as of May 2, 2016, under 2012 Base Indenture, by and among Prime Finance, Inc., The ADT Corporation and the Wells Fargo Bank, National Association
4.10	Ninth Supplemental Indenture, dated as of November 15, 2017, under 2012 Base Indenture, by and among The ADT Security Corporation, Datashield, LLC and Wells Fargo Bank, National Association
4.11	Tenth Supplemental Indenture, dated as of April 18, 2018, under 2012 Base Indenture, by and among The ADT Security Corporation, the guarantors party thereto and Wells Fargo Bank, National Association
4.12	Eleventh Supplemental Indenture, dated as of August 17, 2018, by and among The ADT Security Corporation, MSA Systems Integration, Inc. and Wells Fargo Bank, National Association
4.13
Twelfth Supplemental Indenture, dated as of January 7, 2019, under 2012 Base Indenture, by and among The ADT Security Corporation, the guarantors party thereto and Wells Fargo Bank, National Association

4.14	Thirteenth Supplemental Indenture, dated as of January 30, 2019, under 2012 Base Indenture, by and among The ADT Corporation, Advanced Cabling Systems, LLC and Wells Fargo Bank, National Association
4.15*
Fourteenth Supplemental Indenture, dated as of March 12, 2019, under 2012 Base Indenture, by and among The ADT Corporation, LifeShield, LLC, LifeShield Security LLC and Wells Fargo Bank, National Association

4.16	Indenture, dated as of March 19, 2014, by and between The ADT Corporation and Wells Fargo Bank, National Association
4.17	Officer’s Certificate, dated as of December 18, 2014, of The ADT Corporation, establishing the terms of its 5.250% Senior Notes due 2020 (including form Note)
4.18	First Supplemental Indenture, dated as of April 8, 2016 under 2014 Base Indenture, by and among The ADT Corporation, the guarantors party thereto and the Wells Fargo Bank, National Association
4.19	Second Supplemental Indenture, dated as of May 2, 2016, under 2014 Base Indenture, by and among Prime Finance, Inc., The ADT Corporation and the Wells Fargo Bank, National Association

4.20	Third Supplemental Indenture, dated as of November 15, 2017, under 2014 Base Indenture, by and among The ADT Security Corporation, Datashield, LLC and Wells Fargo Bank, National Association
4.21	Fourth Supplemental Indenture, dated as of April 18, 2018, under 2014 Base Indenture, by and among The ADT Security Corporation, the guarantors party thereto and Wells Fargo Bank, National Association
4.22
Fifth Supplemental Indenture, dated as of August 17, 2018, under 2014 Base Indenture, by and among The ADT Security Corporation, MSA Systems Integration, Inc. and Wells Fargo Bank, National Association

4.23	Sixth Supplemental Indenture, dated as of January 7, 2019, under 2014 Base Indenture, by and among The ADT Security Corporation, the guarantors party thereto and Wells Fargo Bank, National Association
4.24
Seventh Supplemental Indenture, dated as of January 30, 2019, under 2014 Base Indenture, by and among The ADT Security Corporation, Advanced Cabling Systems, LLC and Wells Fargo Bank, National Association

4.25*
Eighth Supplemental Indenture, dated as of March 12, 2019, under 2014 Base Indenture, by and among The ADT Corporation, LifeShield, LLC, LifeShield Security LLC and Wells Fargo Bank, National Association

4.26	Indenture, dated as of May 2, 2016, by and between Prime Security One MS, Inc. and the Wells Fargo Bank, National Association
4.27	First Supplemental Indenture, dated as of May 2, 2016, by and among The ADT Corporation, the guarantors party thereto and the Wells Fargo Bank, National Association
4.28	Second Supplemental Indenture, dated as of August 9, 2016, by and between The ADT Corporation, the Notes Guarantors and Wells Fargo Bank, National Association
4.29	Third Supplemental Indenture, dated as of November 15, 2017, by and among The ADT Security Corporation, Datashield, LLC and Wells Fargo Bank, National Association
4.30	Fourth Supplemental Indenture, dated as of April 18, 2018, by and among The ADT Security Corporation, the guarantors party thereto and Wells Fargo Bank, National Association
4.31	Fifth Supplemental Indenture, dated as of August 17, 2018, by and among The ADT Security Corporation, MSA Systems Integration, Inc. and Wells Fargo Bank, National Association
4.32	Sixth Supplemental Indenture, dated as of January 7, 2019, by and among The ADT Security Corporation, the guarantors party thereto and Wells Fargo Bank, National Association
4.33	Seventh Supplemental Indenture, dated as of January 30, 2019 by and among the ADT Security Corporation, Advanced Cabling Systems, LLC and Wells Fargo Bank, National Association
4.34*	Eighth Supplemental Indenture, dated as of March 12, 2019 by and among the ADT Corporation, LifeShield, LLC, LifeShield Security LLC and Wells Fargo Bank, National Association
4.35	Second Lien Notes Indenture, dated as of May 2, 2016, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., Prime Guarantors and Wells Fargo Bank, National Association
4.36	Second Lien Notes Supplemental Indenture, dated as of May 2, 2016, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., Prime Guarantors and ADT Guarantors
4.37
Second Lien Notes Second Supplemental Indenture, dated as of November 15, 2017, by and among Prime Security Services Borrower, LLC, Prime Finance Inc., Datashield, LLC and Wells Fargo Bank, National Association

4.38
Second Lien Notes Third Supplemental Indenture, dated as of April 18, 2018, by and among Prime Security Services Borrower, LLC, Prime Finance Inc., the guarantors party thereto and Wells Fargo Bank, National Association

4.39
Second Lien Notes Fourth Supplemental Indenture, dated as of August 17, 2018, by and among Prime Security Services Borrower, LLC, Prime Finance Inc., MSA Systems Integration, Inc. and Wells Fargo Bank, National Association

4.40
Second Lien Notes Fifth Supplemental Indenture, dated as of January 7, 2019, by and among Prime Security Services Borrower, LLC, Prime Finance Inc., the guarantors party thereto and Wells Fargo Bank, National Association

4.41
Second Lien Notes Sixth Supplemental Indenture, dated as of January 30, 2019, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., Advanced Cabling Systems, LLC and Wells Fargo Bank, National Association

4.42*
Second Lien Notes Seventh Supplemental Indenture, dated as of March 12, 2019, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., LifeShield, LLC, LifeShield Security LLC and Wells Fargo Bank, National Association

4.43
Indenture, dated as of April 4, 2019, by and among Prime Security Services Borrower, LLC, Prime Finance Inc., the guarantors party thereto from time to time, and Wells Fargo Bank, National Association, as trustee, relating to the $750 million aggregate principal amount of 5.250% first-priority senior secured notes due 2024.

4.44
Indenture, dated as of April 4, 2019, by and among Prime Security Services Borrower, LLC, Prime Finance Inc., the guarantors party thereto from time to time, and Wells Fargo Bank, National Association, as trustee, relating to the $750 million aggregate principal amount of 5.750% first-priority senior secured notes due 2026.

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

10.3
Incremental Assumption and Amendment Agreement No. 7, dated as of December 3, 2018, by and among Prime Security Services Borrower, LLC, Prime Security Services Holdings, LLC, certain of Prime Security Services Borrower’s subsidiaries, the lenders party thereto, Barclays Bank PLC, as administrative agent and the other parties party thereto.

10.4
Incremental Assumption and Amendment Agreement No. 8, dated as of March 15, 2019, by and among Prime Security Services Borrower, LLC, Prime Security Services Holdings, LLC, certain of Prime Security Services Borrower’s subsidiaries, the lenders party thereto, Barclays Bank PLC, as administrative agent and the other parties party thereto.

10.5
Subsidiary Guarantee Agreement (First Lien), dated July 1, 2015, among the Subsidiaries of Prime Security Services Borrower, LLC named therein and Credit Suisse AG, Cayman Islands Branch, as Collateral Agent

10.6
Supplement No. 1, dated as of May 2, 2016, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Securities Services Borrower, LLC and Barclays Bank PLC, as Collateral Agent

10.7
Supplement No. 2, dated as of October 31, 2017, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent

10.8
Supplement No. 3, dated as of January 22, 2018, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent

10.9
Supplement No. 4, dated as of February 28, 2018, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent

10.10
Supplement No. 5, dated as of August 17, 2018, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent

10.11
Supplement No. 6, dated as of January 7, 2019, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent

10.12
Supplement No. 7, dated as of January 30, 2019, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent

10.13*
Supplement No. 8, dated as of March 11, 2019, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent

10.14
Holdings Guarantee and Pledge Agreement (First Lien), dated and effective as of July 1, 2015, between Prime Security Services Holdings, LLC, as Holdings, and Credit Suisse AG, Cayman Islands Branch, as Collateral Agent

10.15
Collateral Agreement (First Lien), dated as of July 1, 2015 among Prime Security Services Borrower, LLC, each Subsidiary of Prime Security Services Borrower, LLC from time to time identified therein as a party and Barclays Bank PLC, as collateral agent

10.16
Collateral Agreement (Second Lien), dated as of May 2, 2016, among Prime Security Services Borrower, LLC, as Issuer, Prime Finance Inc., as Co-Issuer, each Subsidiary Guarantor party thereto and Wells Fargo Bank, National Association, as Collateral Agent

10.17
First Lien/First Lien Intercreditor Agreement, dated as of May 2, 2016 among Barclays Bank PLC, as Collateral Agent, Barclays Bank PLC, as Authorized Representative under the Credit Agreement, Wells Fargo Bank, National Association, as the Initial Other Authorized Representative, and each additional Authorized Representative from time to time party hereto relating to Prime Security Services Borrower, LLC

10.18
First Lien/Second Lien Intercreditor Agreement, dated as of July 1, 2015, between Credit Suisse AG, Cayman Islands Branch, as First Lien Facility Agent and Applicable First Lien Agent, and Credit Suisse AG, Cayman Islands Branch, as Second Lien Facility Agent and Applicable Second Lien Agent relating to Prime Security Services Borrower, LLC

10.19	Tax Sharing Agreement, dated as of September 28, 2012, by and among Pentair Ltd., Tyco International Ltd., Tyco International Finance S.A., and The ADT Corporation
10.20	Non-Income Tax Sharing Agreement dated as of September 28, 2012, by and among Tyco International Ltd., Tyco International Finance S.A., and The ADT Corporation
10.21	Trademark Agreement, dated as of September 25, 2012, by and among ADT Services GmbH, ADT US Holdings, Inc., Tyco International Ltd. and The ADT Corporation
10.22	Patent Agreement, dated as of September 26, 2012, by and between Tyco International Ltd. and The ADT Corporation
10.23	Separation and Distribution Agreement, dated September 26, 2012 by and among Tyco International Ltd., Tyco International Finance S.A., The ADT Corporation and ADT LLC
10.24	ADT LLC Supplemental Savings and Retirement Plan, effective as of April 1, 2017
10.25	Stockholders Agreement by and between the ADT Inc. and Prime Securities Services TopCo, LP
10.26	Registration Rights Agreement by and between the ADT Inc. and Prime Securities Services TopCo, LP
10.27*	Amendment to Amended and Restated Employment Agreement, dated May 3, 2019, between The ADT Security Corporation (together with any of its subsidiaries and Affiliates) and Donald Young
10.28	Amended and Restated Employment Agreement, dated December 19, 2017, between The ADT Security Corporation (together with any of its subsidiaries and Affiliates) and Jamie Haenggi
10.29	Amended and Restated Employment Agreement, dated December 19, 2017, between The ADT Security Corporation (together with any of its subsidiaries and Affiliates) and P. Gray Finney
10.30	Amended and Restated Employment Agreement, dated December 19, 2017, between The ADT Security Corporation (together with any of its subsidiaries and Affiliates) and Daniel M. Bresingham
10.31	Amended and Restated Employment Agreement, dated December 19, 2017, between The ADT Security Corporation (together with any of its subsidiaries and Affiliates) and Timothy J. Whall
10.32	Amended and Restated Employment Agreement, dated December 19, 2017, between ADT LLC, (together with any of its subsidiaries and Affiliates) and James D. DeVries
10.33	Amended and Restated Employment Agreement, dated December 19, 2017, between ADT LLC, (together with any of its subsidiaries and Affiliates) and Jeffrey Likosar

10.34	ADT Inc. 2018 Omnibus Incentive Plan
10.35	Form of Restricted Stock Unit Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan
10.36	Form of Non-Qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan
10.37	Form of Non-Qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan (Class B Unit Redemption)
10.38	Form of Common Stock Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan
10.39	ADT Inc. 2018 Omnibus Incentive Plan Restricted Stock Unit Non-Employee Director Award Agreement
10.40	Amendment to the Registration Rights Agreement between ADT Inc. and Prime Security Services TopCo Parent, L.P.
10.41	Timothy J. Whall’s Retirement Agreement
10.42	Second Amended & Restated Employment Agreement with James D. DeVries
10.43	Amendment to Second Amended & Restated Employment Agreement of James D. DeVries
31.1*	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
31.2*	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
32.1*	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	XBRL Instant Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
_________________________
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADT Inc.

Date:	May 7, 2019	By:	/s/ Jeffrey Likosar
		Name:	Jeffrey Likosar
		Title:	Chief Financial Officer (Principal Financial Officer)