Form 10-Q
period 2019-06-30
ADT Inc.
filed 2019-08-06
CIK 1703056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________
Commission File Number: 001-38352

ADT Inc.
(Exact name of registrant as specified in its charter)

Delaware	47-4116383
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1501 Yamato Road
Boca Raton, Florida 33431
(561) 988-3600
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock, $0.01 par value, was 739,891,705 (excluding 10,208,430 unvested shares of common stock) as of July 31, 2019.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$43,052	$363,177
Accounts receivable trade, less allowance for doubtful accounts of $43,892 and $39,765, respectively	275,545	245,714
Inventories, net	108,251	89,178
Work-in-progress	27,997	26,137
Prepaid expenses and other current assets	127,630	129,811
Total current assets	582,475	854,017
Property and equipment, net	356,911	326,565
Subscriber system assets, net	2,929,512	2,907,701
Intangible assets, net	7,225,974	7,488,194
Goodwill	5,145,477	5,081,887
Deferred subscriber acquisition costs, net	487,781	429,965
Other assets	249,039	120,279
Total assets	$16,977,169	$17,208,608

Liabilities and stockholders' equity
Current liabilities:
Current maturities of long-term debt	$329,884	$58,184
Accounts payable	275,081	221,341
Deferred revenue	340,100	334,886
Accrued expenses and other current liabilities	445,913	398,079
Total current liabilities	1,390,978	1,012,490
Long-term debt	9,481,059	9,944,112
Deferred subscriber acquisition revenue	629,810	544,429
Deferred tax liabilities	1,287,589	1,342,168
Other liabilities	297,874	140,604
Total liabilities	13,087,310	12,983,803

Commitments and contingencies (See Note 7)

Stockholders' equity:
Common stock—authorized 3,999,000,000 shares of $0.01 par value; issued and outstanding shares of 746,360,289 and 766,881,453 as of June 30, 2019 and December 31, 2018, respectively	7,464	7,669
Additional paid-in capital	5,888,576	5,969,347
Accumulated deficit	(1,904,242)	(1,680,432)
Accumulated other comprehensive loss	(101,939)	(71,779)
Total stockholders' equity	3,889,859	4,224,805
Total liabilities and stockholders' equity	$16,977,169	$17,208,608
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	For the Quarters Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Monitoring and related services	$1,085,422	$1,023,126	$2,155,837	$2,040,418
Installation and other	198,322	108,333	370,967	207,489
Total revenue	1,283,744	1,131,459	2,526,804	2,247,907
Cost of revenue (exclusive of depreciation and amortization shown separately below)	338,089	246,225	664,047	494,619
Selling, general and administrative expenses	344,664	322,538	669,173	627,508
Depreciation and intangible asset amortization	500,864	488,320	996,742	971,996
Merger, restructuring, integration, and other	6,990	455	13,269	8,478
Operating income	93,137	73,921	183,573	145,306
Interest expense, net	(154,641)	(174,479)	(313,546)	(348,812)
Loss on extinguishment of debt	(66,911)	—	(88,472)	(61,597)
Other income	1,510	29,282	2,709	28,822
Loss before income taxes	(126,905)	(71,276)	(215,736)	(236,281)
Income tax benefit	22,848	4,571	45,209	12,139
Net loss	$(104,057)	$(66,705)	$(170,527)	$(224,142)

Net loss per share:
Basic and diluted	$(0.14)	$(0.09)	$(0.23)	$(0.30)

Weighted-average number of shares:
Basic and diluted	749,575	750,009	752,895	739,354
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	For the Quarters Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net loss	$(104,057)	$(66,705)	$(170,527)	$(224,142)
Other comprehensive loss, net of tax:
Cash flow hedges	(32,934)	(2,289)	(50,199)	(2,289)
Foreign currency translation	10,646	(10,925)	20,051	(26,652)
Defined benefit pension plans	(6)	—	(12)	—
Total other comprehensive loss, net of tax	(22,294)	(13,214)	(30,160)	(28,941)
Comprehensive loss	$(126,351)	$(79,919)	$(200,687)	$(253,083)
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	For the Quarter Ended June 30, 2019						For the Quarter Ended June 30, 2018
	Number of Common Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Number of Common Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at beginning of period	767,005	$7,670	$5,993,668	$(1,773,662)	$(79,645)	$4,148,031	766,844	$1,052	$5,890,377	$(1,148,059)	$(19,734)	$4,723,636
Net loss	—	—	—	(104,057)	—	(104,057)	—	—	—	(66,705)	—	(66,705)
Other comprehensive loss, net of tax	—	—	—	—	(22,294)	(22,294)	—	—	—	—	(13,214)	(13,214)
Common stock issued for initial public offering proceeds, net of related fees	—	—	—	—	—	—	—	—	155	—	—	155
Repurchases of common stock	(20,610)	(206)	(127,808)	—	—	(128,014)	—	—	—	—	—	—
Dividends, including dividends reinvested in common stock	—	—	—	(26,368)	—	(26,368)	—	—	—	(26,875)	—	(26,875)
Share-based compensation expense	—	—	22,540	—	—	22,540	(49)	—	45,814	—	—	45,814
Other	(35)	—	176	(155)	—	21	—	—	(969)	—	—	(969)
Balances at end of period	746,360	$7,464	$5,888,576	$(1,904,242)	$(101,939)	$3,889,859	766,795	$1,052	$5,935,377	$(1,241,639)	$(32,948)	$4,661,842
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	For the Six Months Ended June 30, 2019						For the Six Months Ended June 30, 2018
	Number of Common Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Number of Common Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at beginning of period	766,881	$7,669	$5,969,347	$(1,680,432)	$(71,779)	$4,224,805	641,119	$2	$4,435,329	$(998,212)	$(4,007)	$3,433,112
Adoption of accounting standard, net of tax	—	—	—	—	—	—	—	—	—	34,430	—	34,430
Net loss	—	—	—	(170,527)	—	(170,527)	—	—	—	(224,142)	—	(224,142)
Other comprehensive loss, net of tax	—	—	—	—	(30,160)	(30,160)	—	—	—	—	(28,941)	(28,941)
Common stock issued for initial public offering proceeds, net of related fees	—	—	—	—	—	—	105,000	1,050	1,404,969	—	—	1,406,019
Repurchases of common stock	(23,883)	(239)	(149,629)	—	—	(149,868)	—	—	—	—	—	—
Dividends, including dividends reinvested in common stock	3,407	34	22,407	(53,093)	—	(30,652)	—	—	—	(53,715)	—	(53,715)
Share-based compensation expense	—	—	46,250	—	—	46,250	20,676	—	95,102	—	—	95,102
Other	(45)	—	201	(190)	—	11	—	—	(23)	—	—	(23)
Balances at end of period	746,360	$7,464	$5,888,576	$(1,904,242)	$(101,939)	$3,889,859	766,795	$1,052	$5,935,377	$(1,241,639)	$(32,948)	$4,661,842
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Six Months Ended
	June 30, 2019	June 30, 2018
Cash flows from operating activities:
Net loss	$(170,527)	$(224,142)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and intangible asset amortization	996,742	971,996
Amortization of deferred subscriber acquisition costs	37,760	27,152
Amortization of deferred subscriber acquisition revenue	(50,472)	(35,555)
Share-based compensation expense	46,250	95,102
Deferred income taxes	(47,885)	(9,778)
Provision for losses on accounts receivable and inventory	27,641	27,531
Loss on extinguishment of debt	88,472	61,597
Other non-cash items, net	67,957	2,427
Changes in operating assets and liabilities, net of the effects of acquisitions:
Deferred subscriber acquisition costs	(97,650)	(88,810)
Deferred subscriber acquisition revenue	134,877	127,973
Other, net	(53,993)	7,269
Net cash provided by operating activities	979,172	962,762
Cash flows from investing activities:
Dealer generated customer accounts and bulk account purchases	(333,846)	(327,553)
Subscriber system assets	(293,973)	(280,720)
Capital expenditures	(84,461)	(65,212)
Acquisition of businesses, net of cash acquired	(76,511)	(36,214)
Other investing, net	1,152	13,552
Net cash used in investing activities	(787,639)	(696,147)
Cash flows from financing activities:
Proceeds from initial public offering, net of related fees	—	1,406,019
Proceeds from long-term borrowings	1,956,393	—
Repayment of long-term borrowings, including call premiums	(2,249,641)	(673,928)
Dividends on common stock	(30,407)	(26,265)
Repurchases of common stock	(149,868)	—
Deferred financing costs	(43,716)	(337)
Other financing, net	1,804	(79)
Net cash (used in) provided by financing activities	(515,435)	705,410

Effect of currency translation on cash	792	(636)

Net (decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	(323,110)	971,389
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	367,162	126,782
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$44,052	$1,098,171

Supplemental schedule of non-cash investing and financing activities:
Issuance of shares in lieu of cash dividend	$22,441	$—
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Description of Business and Summary of Significant Accounting Policies
Organization and Business
ADT Inc. (formerly named Prime Security Services Parent Inc.) (“the Company” or “ADT Inc.”), a company incorporated in the State of Delaware, and its wholly owned subsidiaries, is a leading provider of monitored security and interactive home and business automation solutions in the United States (“U.S.”) and Canada. The Company is majority-owned by Prime Security Services TopCo Parent, L.P. (“Ultimate Parent”). Ultimate Parent is owned by Apollo Investment Fund VIII, L.P. and related funds that are directly or indirectly managed by Apollo Global Management, LLC, its subsidiaries, and its affiliates (“Apollo” or the “Sponsor”), and management investors.
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
Significant Accounting Policies
The condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), which require the Company to select accounting policies and make estimates that affect amounts reported in the condensed consolidated financial statements and the accompanying notes. The Company’s estimates are based on the relevant information available at the end of each period. Actual results could differ materially from these estimates under different assumptions or market conditions.
Basis of Presentation and Consolidation
The condensed consolidated financial statements included herein are unaudited, but in the opinion of management, such financial statements include all adjustments, consisting of normal recurring adjustments, necessary to summarize fairly the Company’s financial position, results of operations, and cash flows for the interim periods presented. The interim results reported in these condensed consolidated financial statements should not be taken as indicative of results that may be expected for future interim periods or the full year. For a more comprehensive understanding of the Company and its interim results, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Annual Report”), which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 11, 2019. The Company’s accounting policies used in the preparation of these condensed consolidated financial statements do not differ from those used for the annual consolidated financial statements, unless otherwise noted.
The Condensed Consolidated Balance Sheet as of December 31, 2018 included herein was derived from the audited consolidated financial statements as of that date but does not include all the footnote disclosures from the annual consolidated financial statements.
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

(in thousands)	June 30, 2019	December 31, 2018
Cash and cash equivalents	$43,052	$363,177
Restricted cash and cash equivalents in prepaid expenses and other current assets	1,000	3,985
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$44,052	$367,162

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
Subscriber system assets, net represent capitalized equipment and installation costs incurred in connection with transactions in which the Company retains ownership of the security system. Upon customer termination, the Company may retrieve such assets. Depreciation expense relating to subscriber system assets is included in depreciation and intangible asset amortization in the Condensed Consolidated Statements of Operations and was $141 million and $137 million for the quarters ended June 30, 2019 and 2018, respectively, and was $281 million and $273 million for the six months ended June 30, 2019 and 2018, respectively.
The gross carrying amount, accumulated depreciation, and net carrying amount of the Company’s subscriber system assets as of June 30, 2019 and December 31, 2018 were as follows:

(in thousands)	June 30, 2019	December 31, 2018
Gross carrying amount	$4,599,997	$4,304,279
Accumulated depreciation	(1,670,485)	(1,396,578)
Subscriber system assets, net	$2,929,512	$2,907,701

Deferred subscriber acquisition costs, net represent incremental selling expenses (primarily commissions) related to acquiring customers. Amortization expense relating to deferred subscriber acquisition costs included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations was $20 million and $14 million for the quarters ended June 30, 2019 and 2018, respectively, and $38 million and $27 million for the six months ended June 30, 2019 and 2018, respectively.
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
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of June 30, 2019 and December 31, 2018 consisted of the following:

(in thousands)	June 30, 2019	December 31, 2018
Accrued interest	$89,651	$85,046
Payroll-related accruals	92,679	105,089
Other accrued liabilities	263,583	207,944
Accrued expenses and other current liabilities	$445,913	$398,079

Radio Conversion Costs
In February 2019, the Company received notice from AT&T, the Company’s largest wireless network provider, that it will be retiring its 3G network by the first quarter of 2022, which is also the year the Code-Division Multiple Access (“CDMA”) network used to provide services to some of the Company’s customers is being retired. The Company currently provides services to approximately 3.6 million customer sites that use 3G or CDMA cellular equipment, which number is decreasing on a monthly basis in the ordinary course of business due to attrition, upgrades, and repairs. The Company’s plans to address this three-year transition are not yet finalized, and the impact involves numerous estimates and variables. Among other factors, the Company will look to reduce any applicable costs to the Company, such as hardware costs currently estimated to be less than $90 per site, by exploring cost-sharing opportunities and working with suppliers, carriers, and customers and to increase revenue by using the transition as an opportunity to sell new products and services in conjunction with replacing the radio and to more rapidly transition customers to the Company’s new Command and Control technology. The Company currently estimates that aggregate net expenditures could be between $200 million to $325 million over the course of the next three years. For 2019, the Company expects to incur net costs of approximately $25 million to $35 million associated with radio conversion costs.
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
Cash Equivalents - Included in cash and cash equivalents are investments in money market mutual funds, which were immaterial as of June 30, 2019 and $221 million as of December 31, 2018. These investments are classified as Level 1 fair value measurements.
Long-Term Debt Instruments - The fair values of the Company’s debt instruments are determined using broker-quoted market prices, which are classified as Level 2 fair value measurements.
The carrying value and fair value of the Company’s long-term debt instruments that are subject to fair value disclosures as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019		December 31, 2018
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt instruments, excluding capital lease obligations	$9,729,534	$10,055,474	$9,952,385	$9,828,274

Derivative Financial Instruments - Derivative financial instruments are reported at fair value as either assets or liabilities in the Condensed Consolidated Balance Sheets. These fair values are primarily calculated using discounted cash flow valuation techniques that incorporate observable inputs, such as quoted forward interest rates, and incorporate credit risk adjustments to reflect the risk of default by the counterparty or the Company. The resulting fair values are classified as Level 2 fair value measurements. Refer to Note 8 “Derivative Financial Instruments” for further discussion.
Guarantees
In the normal course of business, the Company is liable for contract completion and product performance. The Company does not believe such obligations will significantly affect its financial position, results of operations, or cash flows. The Company had no material guarantees other than in standby letters of credit related to its insurance programs. The Company’s guarantees totaled $57 million and $54 million as of June 30, 2019 and December 31, 2018, respectively.
Recently Adopted Accounting Pronouncements
Financial Accounting Standards Board Accounting Standards Update (“ASU”) 2016-02, Leases, and related amendments, require lessees to recognize a right-of-use asset and a lease liability for substantially all leases and to disclose key information about leasing arrangements and aligns certain underlying principles of the lessor model with the revenue standard. The Company adopted this guidance in the first quarter of 2019 using the optional transition method, which allows entities to apply the guidance at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings, if any, in the period of adoption with no restatement of comparative periods. As part of the adoption, the Company elected to apply the package of transitional practical expedients under which the Company did not reassess prior conclusions about lease identification, lease classification, and initial direct costs of existing leases as of the date of adoption. Additionally, the Company elected lessee and lessor practical expedients to not separate non-lease components from lease components. The Company did not elect to apply the hindsight transitional practical expedient to reassess the lease terms of existing lease arrangements as of the date of adoption or the short-term lease recognition exemption.

Upon transition to the guidance as of the date of adoption, the Company recognized operating lease liabilities in the Condensed Consolidated Balance Sheet, with a corresponding amount of right-of-use assets, net of amounts reclassified from other assets and liabilities that are required to be presented as a component of operating lease liabilities or right-of-use assets. Refer to Note 13 “Leases” for further discussion regarding the amount of operating lease liabilities and right-of-use assets recognized as of the date of adoption. Further, the adoption did not have a material effect on the Condensed Consolidated Statements of Operations or Cash Flows.
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
Deferred subscriber acquisition revenue is deferred and recorded as deferred subscriber acquisition revenue in the Condensed Consolidated Balance Sheets upon initiation of a monitoring contract. Deferred subscriber acquisition revenue is amortized on a pooled basis into installation and other revenue in the Condensed Consolidated Statements of Operations over the estimated life of the customer relationship using an accelerated method consistent with the amortization of subscriber system assets and deferred subscriber acquisition costs associated with the transaction. Amortization of deferred subscriber acquisition revenue was $26 million and $19 million for the quarters ended June 30, 2019 and 2018, respectively, and was $50 million and $36 million for the six months ended June 30, 2019 and 2018, respectively.
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

The following table sets forth the Company’s revenues disaggregated by source:

	For the Quarters Ended		For the Six Months Ended
(in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Monitoring and related services	$1,085,422	$1,023,126	$2,155,837	$2,040,418
Installation and other	198,322	108,333	370,967	207,489
Total revenue	$1,283,744	$1,131,459	$2,526,804	$2,247,907

3. Acquisitions
During the six months ended June 30, 2019, the Company paid $77 million, net of cash acquired, related to business acquisitions, which resulted in the recognition of $32 million of goodwill and $28 million of contracts and related customer relationships.
4. Goodwill and Other Intangible Assets
Goodwill
There were no material changes in the carrying amount of goodwill during the six months ended June 30, 2019.
Other Intangible Assets
The gross carrying amounts, accumulated amortization, and net carrying amounts of the Company’s other intangible assets as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019			December 31, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Contracts and related customer relationships	$7,924,412	$(3,393,202)	$4,531,210	$7,568,456	$(2,816,079)	$4,752,377
Dealer relationships	1,602,573	(273,420)	1,329,153	1,598,916	(230,511)	1,368,405
Other	215,663	(183,052)	32,611	210,802	(176,390)	34,412
Total definite-lived intangible assets	9,742,648	(3,849,674)	5,892,974	9,378,174	(3,222,980)	6,155,194
Indefinite-lived intangible assets:
Trade name	1,333,000	—	1,333,000	1,333,000	—	1,333,000
Intangible assets	$11,075,648	$(3,849,674)	$7,225,974	$10,711,174	$(3,222,980)	$7,488,194

For the six months ended June 30, 2019, the changes in the net carrying amount of contracts and related customer relationships were as follows:

(in thousands)
Beginning balance	$4,752,377
Acquisition of customer relationships	27,678
Customer contract additions, net of dealer charge-backs	334,113
Amortization	(570,927)
Currency translation and other	(12,031)
Ending balance	$4,531,210

The Company paid $334 million to purchase contracts with customers under the ADT Authorized Dealer Program and from other third parties during the six months ended June 30, 2019. The weighted-average amortization period for contracts with customers purchased under the ADT Authorized Dealer Program and from other third parties was 15 years during the six months ended June 30, 2019.

Amortization expense for definite-lived intangible assets for the periods presented was as follows:

	For the Quarters Ended		For the Six Months Ended
(in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Definite-lived intangible asset amortization expense	$311,221	$308,721	$617,528	$612,698

5. Debt
Debt as of June 30, 2019 and December 31, 2018 was comprised of the following:

					Balance as of
Debt Description	Issued	Maturity	Interest Rate	Interest Payable	June 30, 2019	December 31, 2018
First Lien Term B-1 Loan	5/2/2016	5/2/2022	LIBOR +2.75%	Quarterly	$3,414,353	$3,924,438
First Lien Revolving Credit Facility	3/16/2018	3/16/2023	LIBOR +2.75%	Quarterly	99,000	—
Prime Notes	5/2/2016	5/15/2023	9.250%	5/15 and 11/15	1,246,000	2,546,000
First Lien Notes due 2024	4/4/2019	4/15/2024	5.250%	2/15 and 8/15	750,000	—
First Lien Notes due 2026	4/4/2019	4/15/2026	5.750%	3/15 and 9/15	750,000	—
ADT Notes due 2020	12/18/2014	3/15/2020	5.250%	3/15 and 9/15	300,000	300,000
ADT Notes due 2021	10/1/2013	10/15/2021	6.250%	4/15 and 10/15	1,000,000	1,000,000
ADT Notes due 2022	7/5/2012	7/15/2022	3.500%	1/15 and 7/15	1,000,000	1,000,000
ADT Notes due 2023	1/14/2013	6/15/2023	4.125%	6/15 and 12/15	700,000	700,000
ADT Notes due 2032	5/2/2016	7/15/2032	4.875%	1/15 and 7/15	728,016	728,016
ADT Notes due 2042	7/5/2012	7/15/2042	4.875%	1/15 and 7/15	21,896	21,896
Capital lease obligations	N/A	N/A	N/A	N/A	81,409	49,911
Less: Unamortized debt discount					(14,206)	(19,642)
Less: Unamortized deferred financing costs					(65,236)	(42,840)
Less: Unamortized purchase accounting fair value adjustment and other					(200,289)	(205,483)
Total debt					9,810,943	10,002,296
Less: Current maturities of long-term debt					(329,884)	(58,184)
Long-term debt					$9,481,059	$9,944,112

Significant changes in the Company’s debt during the six months ended June 30, 2019 were as follows:
First Lien Credit Agreement
In April 2019, and in connection with a $500 million repayment of the first lien term loan due in May 2022 (“First Lien Term B-1 Loan”), the Company amended and restated the first lien credit agreement (“First Lien Credit Agreement”) governing the First Lien Term B-1 Loan to, among other things, (a) authorize the redemption of the outstanding principal amount of Prime Notes (as defined below), (b) authorize the incurrence of the First Lien Notes due 2024 (as defined below) and First Lien Notes due 2026 (as defined below) by amending the Net First Lien Leverage Ratio for the incurrence of pari passu indebtedness to 3.20 to 1.00 (from 2.35 to 1.00), (c) provide for $300 million of additional incremental pari passu debt capacity, and (d) increase the borrowing capacity under a first lien revolving credit facility (“First Lien Revolving Credit Facility”) by an additional $50 million, which replaced the Mizuho Bank Revolving Credit Facility (as defined below). The Company incurred approximately $17 million in deferred financing costs in connection with this amendment and restatement. Further, as a result of the $500 million repayment, the Company did not have a quarterly principal payment obligation on the First Lien Term B-1 Loan as of June 30, 2019.
As of June 30, 2019, the Company had an outstanding balance of $99 million and an available borrowing capacity of $301 million under the First Lien Revolving Credit Facility.
Mizuho Bank Revolving Credit Facility
In February 2019, the Company entered into a first lien revolving credit agreement with an aggregate available commitment of up to $50 million maturing in March 2023 (“Mizuho Bank Revolving Credit Facility”). The Mizuho Bank Revolving Credit Facility was terminated and replaced in April 2019 as part of the amendment and restatement to the First Lien Credit Agreement discussed above.

Prime Notes
In February 2019, the Company redeemed $300 million aggregate principal amount of the outstanding 9.250% second-priority senior secured notes due 2023 (“Prime Notes”) for a total redemption price of approximately $319 million, which included the related call premium. In April 2019, the Company redeemed an additional $1 billion aggregate principal amount of the outstanding Prime Notes for a total redemption price of approximately $1.1 billion, which included the related call premium.
First Lien Notes due 2024 and First Lien Notes due 2026
In April 2019, the Company issued $750 million aggregate principal amount of 5.250% first-priority senior secured notes due 2024 (“First Lien Notes due 2024”) and $750 million aggregate principal amount of 5.750% first-priority senior secured notes due 2026 (“First Lien Notes due 2026”). The proceeds from the First Lien Notes due 2024 and the First Lien Notes due 2026, along with cash on hand and borrowings under the First Lien Revolving Credit Facility, were used to (a) repurchase $1 billion aggregate principal amount of the Prime Notes, (b) repay $500 million aggregate principal amount of the First Lien Term B-1 Loan, and (c) pay fees and expenses associated with the foregoing, including early call premiums on the Prime Notes as well as accrued and unpaid interest on the repurchased Prime Notes and repaid borrowings under the First Lien Term B-1 Loan. The Company incurred approximately $25 million in deferred financing costs in connection with the issuance of the First Lien Notes due 2024 and the First Lien Notes due 2026.
The First Lien Notes due 2024 will mature on April 15, 2024 with semi-annual interest payment dates of February 15 and August 15, while the First Lien Notes due 2026 will mature on April 15, 2026 with semi-annual interest payment dates of March 15 and September 15. Both may be redeemed, in whole or in part, at any time at a make-whole premium plus accrued and unpaid interest to, but excluding, the redemption date.
The First Lien Notes due 2024 and the First Lien Notes due 2026 are guaranteed, jointly and severally, on a senior secured first-priority basis, by each of the Company’s existing and future direct or indirect wholly owned material domestic subsidiaries that guarantee the First Lien Credit Agreement. In addition, the indentures governing the First Lien Notes due 2024 and the First Lien Notes due 2026 contain covenants that limit the Company’s ability to, among other things: (i) incur certain liens; (2) enter into sale leaseback transactions; and (3) consolidate, merge, or sell all or substantially all of the Company’s assets. These covenants are subject to a number of important limitations and exceptions. Additionally, upon the occurrence of specified change of control events, the Company must offer to repurchase the notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the purchase date. Each indenture governing the First Lien Notes due 2024 and the First Lien Notes due 2026 also provides for customary events of default.
Loss on Extinguishment of Debt
During the six months ended June 30, 2019, loss on extinguishment of debt totaled $88 million, which related to $22 million associated with the call premium and partial write-off of unamortized deferred financing costs in connection with the $300 million partial redemption of the Prime Notes in February 2019, $61 million associated with the call premium and partial write-off of unamortized deferred financing costs in connection with the $1 billion partial redemption of the Prime Notes in April 2019, and $6 million associated with the partial write-off of unamortized deferred financing costs and discount in connection with the $500 million repayment of the First Lien Term B-1 Loan in April 2019.
During the six months ended June 30, 2018, loss on extinguishment of debt totaled $62 million, which related to the call premium and the partial write-off of unamortized deferred financing costs in connection with the $594 million partial redemption of the Prime Notes in February 2018.
6. Income Taxes
Unrecognized Tax Benefits
During the six months ended June 30, 2019, the Company did not have a significant change to its unrecognized tax benefits. The Company’s unrecognized tax benefits relate to tax years that remain subject to audit by the taxing authorities in the U.S. federal, state and local, and foreign jurisdictions. Based on the current status of its income tax audits, the Company does not believe that a significant portion of its unrecognized tax benefits will be resolved in the next twelve months.

Effective Tax Rate
The Company’s income tax benefit for the quarter ended June 30, 2019 was $23 million, resulting in an effective tax rate for the period of 18.0%. The effective tax rate primarily represents the federal income tax rate of 21.0% and a 3.4% unfavorable impact associated with legislative changes.
Income tax benefit for the quarter ended June 30, 2018 was $5 million, resulting in an effective tax rate for the period of 6.4%. The effective tax rate primarily represents the federal income tax rate of 21.0%, a 14.6% unfavorable impact of permanent non-deductible expenses primarily associated with the Company’s prior mandatorily redeemable preferred securities, a 7.4% unfavorable impact associated with legislative changes, and offset by a 4.1% favorable impact from a change in the valuation allowance.
The Company’s income tax benefit for the six months ended June 30, 2019 was $45 million, resulting in an effective tax rate for the period of 21.0%. The effective tax rate primarily represents the federal income tax rate of 21.0%, a 1.8% unfavorable impact associated with legislative changes, and offset by a 1.2% favorable impact associated with the resolution of open tax years.
Income tax benefit for the six months ended June 30, 2018 was $12 million, resulting in an effective tax rate for the period of 5.1%. The effective tax rate primarily represents the federal income tax rate of 21.0%, a 16.4% unfavorable impact of future non-deductible share-based compensation, a 12.1% unfavorable impact of permanent non-deductible expenses primarily associated with the Company’s prior mandatorily redeemable preferred securities, and offset by an 11.4% favorable impact associated with the resolution of open tax years.
7. Commitments and Contingencies
Purchase Obligations
During the six months ended June 30, 2019, the Company amended an agreement with a wireless network provider, which resulted in a fixed purchase obligation totaling approximately $80 million through 2022. There have been no other material changes to the Company’s purchase obligations outside the ordinary course of business as compared to December 31, 2018.
Legal Proceedings
The Company is subject to various claims and lawsuits in the ordinary course of business, which include contractual disputes; worker’s compensation; employment matters; product, general, and auto liability claims; claims that the Company has infringed on the intellectual property rights of others; claims related to alleged security system failures; and consumer and employment class actions. The Company is also subject to regulatory and governmental examinations, information requests and subpoenas, inquiries, investigations, and threatened legal actions and proceedings. In connection with such formal and informal inquiries, the Company receives numerous requests, subpoenas, and orders for documents, testimony, and information in connection with various aspects of its activities.
The Company records accruals for losses that are probable and reasonably estimable. These accruals are based on a variety of factors such as judgment, probability of loss, opinions of internal and external legal counsel, and actuarially determined estimates of claims incurred but not yet reported based upon historical claims experience. Legal costs in connection with claims and lawsuits in the ordinary course of business are expensed as incurred. Additionally, the Company records insurance recovery receivables from third-party insurers when recovery has been determined to be probable.
The Company’s accrual for ongoing claims and lawsuits not within scope of an insurance program was not material and in most cases the Company has not accrued for any losses as the ultimate outcome or the range of possible loss cannot be estimated. The Company’s accrual for ongoing claims and lawsuits within scope of an insurance program totaled $76 million and $74 million as of June 30, 2019 and December 31, 2018, respectively.
Environmental Matters
In October 2013, an ADT subsidiary was notified by subpoena that the Office of the Attorney General of California, in conjunction with the Alameda County District Attorney, is investigating whether certain of the subsidiary’s electronic waste disposal policies, procedures, and practices are in violation of the California Business and Professions Code and the California Health and Safety Code. During 2016, Protection One was also notified by the same parties that it was subject to a similar investigation. The investigations have been inactive since December 2016 other than a status conference conducted in May 2019. The Company is coordinating joint handling of both investigations and continues to fully cooperate with the respective authorities.

Wireless Encryption Litigation
The Company is subject to five class action claims regarding wireless encryption in certain ADT security systems. Jurisdictionally, three of the five cases are in Federal Court (in districts within Illinois, Arizona, and California), and both of the remaining two cases are in Florida State Court (both in Palm Beach County Circuit Court). Each of the five plaintiffs brought a claim under the respective state’s consumer fraud statute alleging that The ADT Corporation and each of its consolidated subsidiaries prior to the consummation of the ADT Acquisition made misrepresentations and material omissions in its advertising regarding the unencrypted wireless signal pathways in certain security systems monitored by The ADT Corporation. The complaints in all five cases further allege that certain security systems monitored by The ADT Corporation are not secure because the wireless signal pathways are unencrypted and can be easily hacked. In January 2017, the parties agreed to settle all five class action lawsuits. In October 2017, the U.S. District Court for the Northern District of California entered an order granting preliminary approval of the settlement. Notice to class members was issued in November 2017, and the claim submittal process has been completed. A fairness hearing regarding the settlement was conducted in February 2018, after which trial court stayed the settlement proceedings pending an appellate ruling on a related legal issue. The appellate court issued a ruling in early June 2019, and in July 2019 the trial court entered an order granting final approval of the settlement.
Shareholder Litigation
Five substantially similar shareholder class action lawsuits related to the January 2018 IPO of ADT Inc. common stock were filed in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida in March, April, and May 2018 and have been consolidated for discovery and trial and entitled In re ADT Inc. Shareholder Litigation. The lead plaintiffs seek to represent a class of similarly situated shareholders and assert claims for alleged violations of the Securities Act of 1933, as amended (“Securities Act”). The plaintiffs allege that the Company defendants violated the Securities Act because the registration statement and prospectus used to effectuate the IPO were false and misleading in that they allegedly misled investors with respect to litigation involving the Company, the Company’s efforts to protect its intellectual property, and the competitive pressures faced by the Company. The defendants moved to dismiss the consolidated complaint in October 2018. In July 2019 the Florida state court denied the Company’s motions to dismiss the complaint, but reserved its ruling on the motion to dismiss by the Company’s outside directors and requested further briefing. A similar shareholder class action lawsuit entitled Perdomo v ADT Inc., also related to the January 2018 IPO, was filed in the U.S. District Court for the Southern District of Florida in May 2018, for which the plaintiff filed an Amended Complaint in January 2019 as directed by the Court. The defendants moved to dismiss the Amended Complaint in March 2019. The motions are fully briefed and remain pending before the federal court.
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

TCPA Telemarketing Class Action
On May 13, 2019, ADT was served in a putative Telephone Consumer Protection Act (“TCPA”) class action lawsuit captioned, Mark Fitzhenry v. ADT LLC and Safe Streets USA LLC, filed in the U.S. District Court for the Southern District of Florida. Plaintiff seeks to recover statutory damages allowed under the TCPA on behalf of himself and others similarly situated based on his receipt of a single telemarketing call allegedly made by or on behalf of a third-party ADT authorized dealer. ADT is being defended and indemnified by the authorized dealer.
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
As of June 30, 2019, there have been no material changes to the 2012 Tax Sharing Agreement as compared to December 31, 2018.
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
During the six months ended June 30, 2019, the Company entered into LIBOR-based interest rate swap contracts with an aggregate notional amount of $725 million. Below is a summary of the Company’s derivative financial instruments as of June 30, 2019 (in thousands):

Execution	Maturity	Designation	Notional Amount
April 2017	April 2020	Not designated	$1,000,000
June 2018	April 2022	Cash flow hedge	1,500,000
August 2018	April 2022	Cash flow hedge	1,000,000
January 2019	April 2022	Cash flow hedge	425,000
February 2019	April 2022	Cash flow hedge	300,000
Total notional amount			$4,225,000

All interest rate swaps designated as cash flow hedges were highly effective as of June 30, 2019.
The fair value of the Company’s interest rate swaps and related presentation in the Condensed Consolidated Balance Sheets for the periods presented was as follows:

(in thousands)	June 30, 2019	December 31, 2018
Assets
Prepaid expenses and other current assets	$—	$6,525
Other assets	—	1,236

Liabilities
Accrued expenses and other current liabilities	21,117	1,989
Other liabilities	73,823	26,040
Fair value of interest rate swaps	$94,940	$20,268

9. Share-based Compensation
During the second quarter of 2019, the Company amended the 2018 Omnibus Incentive Plan (“2018 Plan”) to increase the number of authorized common shares to be issued under the 2018 Plan from approximately 38 million shares to approximately 88 million shares. Share-based compensation expense totaled $23 million and $46 million during the quarters ended June 30, 2019 and 2018, respectively, and $46 million and $95 million during the six months ended June 30, 2019 and 2018, respectively.
Restricted Stock Units
During the six months ended June 30, 2019, the Company granted approximately 4 million restricted stock units (“RSUs”) under the 2018 Plan. These RSUs are primarily service-based awards with a three-year graded vesting period from the date of grant. The fair value of the RSUs is equal to the closing price per share of the Company’s common stock on the date of grant, which resulted in a weighted-average grant date fair value of $6.23.
Options
During the six months ended June 30, 2019, the Company granted 9 million options under the 2018 Plan. These options are primarily service-based awards with a three-year graded vesting period from the date of grant and have an exercise price equal to the closing price per share of the Company’s common stock on the date of grant, which resulted in a weight-average exercise price of $6.19, and a contractual term of ten years from the grant date.
The Company used the following significant assumptions to estimate the grant date fair value for the options using the Black Scholes valuation approach:

For the Six Months Ended June 30, 2019
Risk-free interest rate	2.30% - 2.51%
Expected exercise term (years)	6.0 - 6.5
Expected dividend yield	2.1% - 2.3%
Expected volatility	41%

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
During the six months ended June 30, 2019, the weighted-average grant date fair value for options granted was $2.11.
10. Equity
In January 2018, the Company completed an IPO in which the Company issued and sold 105,000,000 shares of common stock at an IPO price of $14.00 per share. The Company received net proceeds of $1.4 billion from the sale of its shares in the IPO after deducting underwriting discounts, commissions, and offering expenses.
Dividends
In February 2019, the Company approved a dividend reinvestment plan (“DRIP”), which allows stockholders to designate all or a portion of the cash dividends on their shares of common stock for reinvestment in additional shares of the Company’s common stock. The number of shares issued will be determined based on the volume weighted average closing price per share of the Company’s common stock for the five trading days preceding the dividend payment and adjusted for any discounts, as applicable. The DRIP will terminate upon the earlier of (a) February 27, 2021 and (b) the date upon which an aggregate of 18,750,000 shares of common stock have been issued pursuant to the DRIP. When dividends are declared, the Company records a liability for the full amount of the dividends. When dividends are settled, the Company reduces the liability and records an increase in common stock par value and additional paid-in capital for the portion of dividends settled in shares of common stock under the DRIP.

During the six months ended June 30, 2019, the Company declared the following dividends on common stock:

Declared Date	Dividend per Share	Record Date	Payment Date
March 11, 2019	$0.035	April 2, 2019	April 12, 2019
May 7, 2019	$0.035	June 11, 2019	July 2, 2019

During the quarter ended June 30, 2019, the Company declared $26 million (or $0.035 per share) in dividends, of which $3 million represents the portion of the dividends settled in cash and $23 million represents the portion of the dividends settled in shares of common stock, which resulted in the issuance of approximately 4 million shares of common stock, on July 2, 2019.
During the six months ended June 30, 2019, the Company declared $53 million (or $0.07 per share) in dividends. When including the July 2, 2019 payment date, approximately $7 million represents the portion of the dividends settled in cash and $46 million represents the portion of the dividends settled in shares of common stock, which resulted in the issuance of 7 million shares of common stock.
On August 6, 2019, the Company announced a dividend of $0.035 per share to common stockholders of record on September 11, 2019, which will be distributed on October 2, 2019.
Share Repurchase Program
In February 2019, the Company approved a share repurchase program, which permits the Company to repurchase up to $150 million of the Company’s shares of common stock through February 27, 2021. The Company effected these repurchases pursuant to one or more trading plans to be adopted in accordance with Securities Exchange Act Rule 10b5-1, in privately negotiated transactions, in open market transactions, or pursuant to an accelerated share repurchase program. The share repurchase program was conducted in accordance with Securities Exchange Act Rule 10b-18 and was substantially complete as of June 30, 2019.
During the quarter and six months ended June 30, 2019, the Company repurchased 21 million and 24 million shares of common stock, respectively, for approximately $128 million and $150 million, respectively. All of the shares repurchased were treated as retirements and reduced the number of shares issued and outstanding. In addition, the Company recorded the excess of the purchase price over the par value per share as a reduction to additional paid-in capital.
Accumulated Other Comprehensive Loss
There were no material reclassifications out of AOCI during the quarters and six months ended June 30, 2019 and 2018.
11. Net Loss per Share
Basic net loss per share is computed by dividing net loss available to common shares by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss available to common shares by the diluted weighted-average number of common shares outstanding during the period, which reflects the dilutive effect of potential common shares using the treasury stock method.
For purposes of the diluted net loss per share computation, all potential common shares that would be dilutive were excluded because their effect would be anti-dilutive due to the net loss available to common shares. As a result, basic net loss per share is equal to diluted net loss per share for each period presented.
The computations of basic and diluted net loss per share for the periods presented are as follows:

	For the Quarters Ended		For the Six Months Ended
(in thousands, except per share amounts)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Numerator:
Net loss	$(104,057)	$(66,705)	$(170,527)	$(224,142)
Denominator:
Weighted-average shares outstanding, basic and diluted	749,575	750,009	752,895	739,354

Net loss per share, basic and diluted	$(0.14)	$(0.09)	$(0.23)	$(0.30)

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
Company as Lessee
The Company leases real estate, vehicles, and equipment with various lease terms and maturities that extend out through 2030 from various counter parties as part of normal operations. The Company applies the practical expedient to not separate the lease and non-lease components and accounts for the combined component as a lease. Additionally, the Company’s right-of-use assets and lease liabilities include leases with an initial lease term of 12 months or less.
The Company’s right-of-use assets and lease liabilities primarily represent (a) lease payments that are fixed at the commencement of a lease and (b) variable lease payments that depend on an index or rate. Lease payments are recognized as lease cost on a straight-line basis over the lease term, which is determined as the non-cancelable period, periods in which termination options are reasonably certain of not being exercised, and periods in which renewal options are reasonably certain of being exercised. The discount rate for a lease is determined using the Company’s incremental borrowing rate that coincides with the lease term at the commencement of a lease. The incremental borrowing rate is estimated based on publicly available data for the Company’s debt instruments and other instruments with similar characteristics.
Lease payments that are not fixed or that are not dependent on an index or rate and vary because of changes in usage or other factors are included in variable lease costs. Variable lease costs, which primarily relate to fuel, repair, and maintenance payments that vary based on the usage of leased vehicles, are recorded in the period in which the obligation is incurred.
The Company’s leases do not contain material residual value guarantees or restrictive covenants. The Company’s subleases are immaterial.

The following table presents the amounts reported in the Company’s Condensed Consolidated Balance Sheets related to operating and finance leases as of the periods presented below:

Leases (in thousands)	Classification	June 30, 2019	January 1, 2019
Assets
Current
Operating	Prepaid expenses and other current assets	$1,527	$1,642
Non-current
Operating	Other assets	133,506	125,936
Finance	Property and equipment, net(a)	69,210	38,181
Total right-of-use assets		$204,243	$165,759
Liabilities
Current
Operating	Accrued expenses and other current liabilities	$31,011	$30,357
Finance	Current maturities of long-term debt	27,204	18,343
Non-current
Operating	Other liabilities	107,563	99,168
Finance	Long-term debt	54,205	31,568
Total lease liabilities		$219,983	$179,436
_________________

(a)	Finance right-of-use assets are recorded net of accumulated amortization of approximately $34 million and $32 million as of June 30, 2019 and January 1, 2019, respectively.
The following is a summary of the Company’s lease cost for the presented periods:

Lease Cost (in thousands)	For the Quarter Ended June 30, 2019	For the Six Months Ended June 30, 2019
Operating lease cost	$14,986	$30,073
Finance lease cost
Amortization of right-of-use assets	6,071	10,518
Interest on lease liabilities	905	1,657
Variable lease costs	13,408	24,858
Total lease cost	$35,370	$67,106

The following is a summary of the cash flows and supplemental information associated with the Company’s leases for the presented period:

Other information (in thousands)	For the Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$23,628
Operating cash flows from finance leases	1,657
Financing cash flows from finance leases	9,996
Right-of-use assets obtained in exchange for new finance lease liabilities	43,004
Right-of-use assets obtained in exchange for new operating lease liabilities	33,398

The following is a summary of the weighted-average lease term and discount rate for operating and finance leases as of the presented period:

Lease Term and Discount Rate	June 30, 2019
Weighted-average remaining lease term (years)
Operating leases	4.9
Finance leases	3.4
Weighted-average discount rate
Operating leases	6.60%
Finance leases	5.00%

The following is a maturity analysis related to the Company’s operating and finance leases as of June 30, 2019:

Maturity of Lease Liabilities (in thousands)	Operating Leases	Finance Leases
2019	$19,709	$27,501
2020	37,436	25,295
2021	31,800	20,486
2022	28,390	13,807
2023	22,257	1,003
Thereafter	23,232	31
Total lease payments	$162,824	$88,123
Less interest	24,250	6,714
Total	$138,574	$81,409

The following is a maturity analysis related to the Company’s operating and finance leases as of December 31, 2018:

Maturity of Lease Liabilities (in thousands)	Operating Leases	Finance Leases
2019	$40,192	$20,604
2020	31,885	16,735
2021	26,336	10,728
2022	22,751	5,386
2023	16,731	696
Thereafter	17,727	—
Total lease payments	$155,622	$54,149
Less interest	—	4,238
Total	$155,622	$49,911

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
As of June 30, 2019, we serve over 7 million recurring revenue customers, excluding contracts monitored but not owned. We are one of the largest full-service companies with a national footprint providing both residential and commercial monitored security. We deliver an integrated customer experience by maintaining the industry’s largest sales, installation, and service field workforce, as well as a 24/7 professional monitoring network.
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
Radio Conversion Costs
We received notice from AT&T, our largest wireless network provider, that it will be retiring its 3G networks by the first quarter of 2022, which is also the year the Code-Division Multiple Access (“CDMA”) network used to provide services to some of our customers is being retired. We currently provide services to approximately 3.6 million customer sites that use 3G or CDMA cellular equipment, which number is diminishing on a monthly basis in the ordinary course of business due to attrition, upgrades, and repairs. Our plans to address this three-year transition are not yet finalized, and the impact involves numerous estimates and variables. Among other factors, we will look to reduce any applicable costs to us, such as hardware costs currently estimated to be less than $90 per site, by exploring cost-sharing opportunities, working with our suppliers, carriers, and customers, and to increase revenue by using the transition as an opportunity to sell new products and services in conjunction with replacing the radio and to more rapidly transition customers to our new Command and Control technology. We currently estimate that aggregate net expenditures could be between $200 million to $325 million over the course of the next three years. For 2019, we expect to incur net costs of approximately $25 million to $35 million associated with radio conversion costs.
SIGNIFICANT EVENTS
The following event has significantly impacted the comparability of our results of operations in historical or future periods:
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
KEY PERFORMANCE INDICATORS
In evaluating our results, we utilize key performance indicators, which include non-GAAP measures as well as the operating metrics of recurring monthly revenue and gross customer revenue attrition. Our computations of key performance indicators may not be comparable to other similarly titled measures reported by other companies. Additionally, our operating metric key performance indicators are approximated as there may be variations to reported results in each period due to certain adjustments we might make in connection with the integration over several periods of acquired companies that calculated these metrics differently, or otherwise, including periodic reassessments and refinements in the ordinary course of business. These refinements, for example, may include changes due to systems conversion or historical methodology differences in legacy systems.
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
As of January 1, 2019, in conjunction with the acquisition of LifeShield LLC, we began presenting gross customer revenue attrition excluding existing and new DIY customers. As a result, trailing twelve-month gross customer revenue attrition excludes DIY customers for all periods presented in this report. For all reports covering periods prior to January 1, 2019, trailing twelve-month gross customer revenue attrition included DIY customers and as of June 30, 2018, was 3 basis points higher and rounded to 13.6% with DIY customers included.
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
Quarter Ended June 30, 2019 Compared to Quarter Ended June 30, 2018
The following table sets forth our condensed consolidated results of operations, and key performance indicators for the periods presented.

(in thousands, except as otherwise indicated)	For the Quarters Ended
Results of Operations:	June 30, 2019	June 30, 2018	$ Change
Monitoring and related services	$1,085,422	$1,023,126	$62,296
Installation and other	198,322	108,333	89,989
Total revenue	1,283,744	1,131,459	152,285
Cost of revenue (exclusive of depreciation and amortization shown separately below)	338,089	246,225	91,864
Selling, general and administrative expenses	344,664	322,538	22,126
Depreciation and intangible asset amortization	500,864	488,320	12,544
Merger, restructuring, integration, and other	6,990	455	6,535
Operating income	93,137	73,921	19,216
Interest expense, net	(154,641)	(174,479)	19,838
Loss on extinguishment of debt	(66,911)	—	(66,911)
Other income	1,510	29,282	(27,772)
Loss before income taxes	(126,905)	(71,276)	(55,629)
Income tax benefit	22,848	4,571	18,277
Net loss	$(104,057)	$(66,705)	$(37,352)

Key Performance Indicators: (1)
RMR	$351,391	$338,078	$13,313
Gross customer revenue attrition (percent) (2)	13.3%	13.5%	(20) bps
Adjusted EBITDA (3)	$630,239	$610,387	$19,852
_______________________

(1)	Refer to the “—Key Performance Indicators” section for the definitions of these key performance indicators.

(2)
Trailing twelve-month gross customer revenue attrition excludes DIY customers for all periods presented in this report. For all reports covering periods prior to January 1, 2019, trailing twelve-month gross customer revenue attrition included DIY customers and as of June 30, 2018, was 3 basis points higher and rounded to 13.6% with DIY customers included. Refer to the “—Key Performance Indicators” section for further details.

(3)	Adjusted EBITDA is a non-GAAP measure. Refer to the “—Non-GAAP Measures” section for the definition of this term and reconciliation to the most comparable GAAP measure.
Monitoring and Related Services Revenue
The increase in monitoring and related services revenue was driven by an increase in recurring revenue as well as service revenue. Recurring revenue increased primarily due to incremental revenue from acquisitions of businesses. The remainder of the increase was due to an increase in monthly recurring revenue, which resulted from improvements in average pricing, partially offset by customer attrition and lower volume of additions. These factors were also a primary driver for the increase in RMR to $351 million as of June 30, 2019 from $338 million as of June 30, 2018, which represents an increase of 4%, of which 2% is due to the Red Hawk Acquisition. The improvement in average pricing was driven by the addition of new customers at higher rates, largely due to new subscribers generally selecting higher priced services as compared to our existing customers, as well as price escalations on our existing customer base. As of June 30, 2019, gross customer revenue attrition excluding DIY customers was 13.3%. As of June 30, 2018, gross customer revenue attrition excluding DIY customers was 13.5% and was 3 basis points higher when including DIY customers. We believe this improvement was a result of a lower rate of disconnects due to high quality customer selection and better customer service levels. The increase in service revenue was primarily due to incremental revenue from acquisitions of businesses.
Installation and Other Revenue
The increase in installation and other revenue was primarily due to $83 million related to revenue from equipment sold outright to customers, the majority of which is due to incremental revenue associated with acquisitions of businesses. The remaining increase was due to additional amortization of deferred installation revenue during the quarter ended June 30, 2019.
Cost of Revenue
The increase in cost of revenue was primarily due to an increase of $67 million related to installation costs associated with a higher volume of sales where equipment is sold outright to customers, the majority of which was due to the incremental volume associated with acquisitions of businesses. The remaining increase is primarily due to incremental field service costs associated with acquisition of businesses.
Selling, General and Administrative Expenses
The increase in selling, general and administrative expenses was primarily due to $31 million of incremental expenses associated with acquisitions of businesses as well as increases in advertising and selling expenses, which includes amortization of deferred subscriber acquisition costs. These increases were partially offset by a reduction in share-based compensation of approximately $23 million primarily due to certain awards with accelerated vesting conditions that became fully vested in July 2018 as a result of our IPO.
Depreciation and Intangible Asset Amortization
The increase in depreciation and intangible asset amortization expense includes $22 million associated with the amortization of customer contracts acquired under the ADT Authorized Dealer Program, partially offset by a decrease in amortization expense of approximately $20 million associated with the Protection One trade name, which became fully amortized in June 2018. The remainder of the increase is due to the impact of acquisitions of businesses, capital expenditures, and subscriber system assets.
Interest Expense, net
Interest expense, net is primarily comprised of interest expense on our long-term debt. The decrease in interest expense was primarily driven by the reduction in interest expense of $29 million on the 9.250% second-priority senior secured notes due 2023 (“Prime Notes”) due to the decrease in principal associated with the partial redemptions of the Prime Notes in February and April 2019, and the reduction in interest expense of $28 million on our prior mandatorily redeemable preferred securities, which were fully redeemed in July of 2018. These decreases were partially offset by an increase in interest expense of $20 million related to the issuance of the 5.250% first-priority senior secured notes due 2024 (“First Lien Notes due 2024”) and the 5.750% first-priority senior secured notes due 2026 (“First Lien Notes due 2026”) in April 2019 as well as an increase of $10 million in interest expense on our variable-rate first lien term loan due in May 2022 (“First Lien Term B-1 Loan”) primarily due to the timing of borrowings and repayments and higher interest rates, including the net impact of our interest rate swaps.

Loss on Extinguishment of Debt
During the quarter ended June 30, 2019, loss on extinguishment of debt totaled $67 million which related to $61 million associated with the call premium and partial write-off of unamortized deferred financing costs in connection with the $1 billion partial redemption of the Prime Notes in April 2019, and $6 million associated with the partial write-off of unamortized deferred financing costs and discount in connection with the $500 million repayment of the First Lien Term B-1 Loan in April 2019. There were no events resulting in a loss on extinguishment of debt during the quarter ended June 30, 2018.
Other Income (Expense)
Other income was not material during the quarter ended June 30, 2019. During the quarter ended June 30, 2018, other income primarily includes $22 million of licensing fees as well as a gain of $7.5 million from the sale of equity in a third party that we received as part of a settlement.
Income Tax Benefit
Income tax benefit for the quarter ended June 30, 2019 was $23 million, resulting in an effective tax rate for the period of 18.0%. The effective tax rate primarily represents the federal income tax rate of 21.0% and a 3.4% unfavorable impact associated with legislative changes.
Income tax benefit for the quarter ended June 30, 2018 was $5 million, resulting in an effective tax rate for the period of 6.4%. The effective tax rate primarily represents the federal income tax rate of 21.0%, a 14.6% unfavorable impact of permanent non-deductible expenses primarily associated with our prior mandatorily redeemable preferred securities, a 7.4% unfavorable impact associated with legislative changes, and offset by a 4.1% favorable impact from a change in our valuation allowance.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
The following table sets forth our condensed consolidated results of operations, summary cash flow data, and key performance indicators for the periods presented.

(in thousands, except as otherwise indicated)	For the Six Months Ended
Results of Operations:	June 30, 2019	June 30, 2018	$ Change
Monitoring and related services	$2,155,837	$2,040,418	$115,419
Installation and other	370,967	207,489	163,478
Total revenue	2,526,804	2,247,907	278,897
Cost of revenue (exclusive of depreciation and amortization shown separately below)	664,047	494,619	169,428
Selling, general and administrative expenses	669,173	627,508	41,665
Depreciation and intangible asset amortization	996,742	971,996	24,746
Merger, restructuring, integration, and other	13,269	8,478	4,791
Operating income	183,573	145,306	38,267
Interest expense, net	(313,546)	(348,812)	35,266
Loss on extinguishment of debt	(88,472)	(61,597)	(26,875)
Other income	2,709	28,822	(26,113)
Loss before income taxes	(215,736)	(236,281)	20,545
Income tax benefit	45,209	12,139	33,070
Net loss	$(170,527)	$(224,142)	$53,615

Summary Cash Flow Data:
Net cash provided by operating activities	$979,172	$962,762	$16,410
Net cash used in investing activities	$(787,639)	$(696,147)	$(91,492)
Net cash (used in) provided by financing activities	$(515,435)	$705,410	$(1,220,845)

Key Performance Indicators: (1)
RMR	$351,391	$338,078	$13,313
Gross customer revenue attrition (percent) (2)	13.3%	13.5%	(20) bps
Adjusted EBITDA (3)	$1,251,574	$1,230,154	$21,420
Free Cash Flow (3)	$266,892	$289,277	$(22,385)
_______________________

(1)	Refer to the “—Key Performance Indicators” section for the definitions of these key performance indicators.

(2)
Trailing twelve-month gross customer revenue attrition excludes DIY customers for all periods presented in this report. For all reports covering periods prior to January 1, 2019, trailing twelve-month gross customer revenue attrition included DIY customers and as of June 30, 2018, was 3 basis points higher and rounded to 13.6% with DIY customers included. Refer to the “—Key Performance Indicators” section for further details.

(3)	Adjusted EBITDA and Free Cash Flow are non-GAAP measures. Refer to the “—Non-GAAP Measures” section for the definitions of these terms and reconciliations to the most comparable GAAP measures.
Monitoring and Related Services Revenue
The increase in monitoring and related services revenue was driven by an increase in recurring revenue as well as service revenue. Recurring revenue increased primarily due to incremental revenue from acquisitions of businesses. The remainder of the increase was due to an increase in monthly recurring revenue, which resulted from improvements in average pricing, partially offset by customer attrition and lower volume of additions. These factors were also a primary driver for the increase in RMR to $351 million as of June 30, 2019 from $338 million as of June 30, 2018, which represents an increase of 4%, of which 2% is due to the Red Hawk Acquisition. The improvement in average pricing was driven by the addition of new customers at higher rates, largely due to new subscribers generally selecting higher priced services as compared to our existing customers, as well as price escalations on our existing customer base. As of June 30, 2019, gross customer revenue attrition excluding DIY customers was 13.3%. As of June 30, 2018, gross customer revenue attrition excluding DIY customers was 13.5% and was 3 basis points higher when including DIY customers. We believe this improvement was a result of a lower rate of disconnects due to high quality customer selection and better customer service levels. The increase in service revenue was primarily due to incremental revenue from acquisitions of businesses.
Installation and Other Revenue

The increase in installation and other revenue was primarily due to $149 million related to revenue from equipment sold outright to customers, the majority of which is due to incremental revenue associated with acquisitions of businesses. The remaining increase was due to additional amortization of deferred installation revenue during the six months ended June 30, 2019.
Cost of Revenue
The increase in cost of revenue was primarily due to an increase of $121 million related to installation costs associated with a higher volume of sales where equipment is sold outright to customers, the majority of which was due to the incremental volume associated with acquisitions of businesses. The remaining increase is primarily due to incremental field service costs associated with acquisition of businesses.
Selling, General and Administrative Expenses
The increase in selling, general and administrative expenses was primarily due to $55 million of incremental expenses associated with acquisitions of businesses, $17.5 million from two favorable legal settlements in the first quarter of 2018, and increases in advertising and selling expenses, which includes amortization of deferred subscriber acquisition costs. These increases were partially offset by a reduction in share-based compensation of approximately $49 million primarily due to certain awards with accelerated vesting conditions that became fully vested in July 2018 as a result of our IPO.
Depreciation and Intangible Asset Amortization
The increase in depreciation and intangible asset amortization expense includes $45 million associated with the amortization of customer contracts acquired under the ADT Authorized Dealer Program, partially offset by a decrease in amortization expense of approximately $40 million associated with the Protection One trade name, which became fully amortized in June 2018. The remainder of the increase is due to the impact of acquisitions of businesses, capital expenditures, and subscriber system assets.
Interest Expense, net
Interest expense, net is primarily comprised of interest expense on our long-term debt. The decrease in interest expense was primarily driven by the reduction in interest expense of $41 million on the Prime Notes due to the decrease in principal associated with the timing of partial redemptions in 2018 and 2019, and the reduction in interest expense of $53 million on our prior mandatorily redeemable preferred securities, which were fully redeemed in July of 2018. These decreases were partially offset by the increase in interest expense of $20 million related to the issuance of the First Lien Notes due 2024 and First Lien Notes due 2026 in April 2019 as well as an increase of $31 million in interest expense on the First Lien Term B-1 Loan due to the timing of borrowings and repayments and higher interest rates, including the net impact of our interest rate swaps.
Loss on Extinguishment of Debt
During the six months ended June 30, 2019, loss on extinguishment of debt totaled $88 million, which related to $22 million associated with the call premium and partial write-off of unamortized deferred financing costs in connection with the $300 million partial redemption of the Prime Notes in February 2019, $61 million associated with the call premium and partial write-off of unamortized deferred financing costs in connection with the $1 billion partial redemption of the Prime Notes in April 2019, and $6 million associated with the partial write-off of unamortized deferred financing costs and discount in connection with the $500 million repayment of the First Lien Term B-1 Loan in April 2019.
During the six months ended June 30, 2018, loss on extinguishment of debt totaled $62 million, which related to the call premium and the partial write-off of unamortized deferred financing costs in connection with the $594 million partial redemption of the Prime Notes in February 2018.
Other Income (Expense)
Other income was not material during the six months ended June 30, 2019. During the six months ended June 30, 2018, other income primarily includes $22 million of licensing fees as well as a gain of $7.5 million from the sale of equity in a third party that we received as part of a settlement.
Income Tax Benefit
Income tax benefit for the six months ended June 30, 2019 was $45 million, resulting in an effective tax rate for the period of 21.0%. The effective tax rate primarily represents the federal income tax rate of 21.0%, a 1.8% unfavorable impact associated with legislative changes, and offset by a 1.2% favorable impact associated with the resolution of open tax years.

Income tax benefit for the six months ended June 30, 2018 was $12 million, resulting in an effective tax rate for the period of 5.1%. The effective tax rate primarily represents the federal income tax rate of 21.0%, a 16.4% unfavorable impact of future non-deductible share-based compensation, a 12.1% unfavorable impact of permanent non-deductible expenses primarily associated with our prior mandatorily redeemable preferred securities, and offset by an 11.4% favorable impact associated with the resolution of open tax years.
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
We define Adjusted EBITDA as net income or loss adjusted for (i) interest, (ii) taxes, (iii) depreciation and amortization, including depreciation of subscriber system assets and other fixed assets and amortization of dealer and other intangible assets, (iv) amortization of deferred costs and deferred revenue associated with subscriber acquisitions, (v) share-based compensation expense, (vi) merger, restructuring, integration, and other, (vii) losses on extinguishment of debt, (viii) radio conversion costs, (ix) financing and consent fees, (x) foreign currency gains/losses, (xi) acquisition related adjustments, and (xii) other charges and non-cash items.
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

Adjusted EBITDA
The table below reconciles Adjusted EBITDA to net loss for the periods presented.

	For the Quarters Ended			For the Six Months Ended
(in thousands)	June 30, 2019	June 30, 2018	$ Change	June 30, 2019	June 30, 2018	$ Change
Net loss	$(104,057)	$(66,705)	$(37,352)	$(170,527)	$(224,142)	$53,615
Interest expense, net	154,641	174,479	(19,838)	313,546	348,812	(35,266)
Income tax benefit	(22,848)	(4,571)	(18,277)	(45,209)	(12,139)	(33,070)
Depreciation and intangible asset amortization	500,864	488,320	12,544	996,742	971,996	24,746
Amortization of deferred subscriber acquisition costs	19,528	14,305	5,223	37,760	27,152	10,608
Amortization of deferred subscriber acquisition revenue	(26,133)	(18,790)	(7,343)	(50,472)	(35,555)	(14,917)
Share-based compensation expense	22,540	45,814	(23,274)	46,250	95,102	(48,852)
Merger, restructuring, integration, and other	6,990	455	6,535	13,269	8,478	4,791
Loss on extinguishment of debt	66,911	—	66,911	88,472	61,597	26,875
Radio conversion costs, net(1)	919	1,675	(756)	919	3,026	(2,107)
Financing and consent fees(2)	384	—	384	1,387	—	1,387
Foreign currency losses/(gains)(3)	93	719	(626)	(738)	1,739	(2,477)
Acquisition related adjustments(4)	4,943	4,255	688	12,699	7,754	4,945
Licensing fees(5)	—	(21,533)	21,533	—	(21,533)	21,533
Other(6)	5,464	(8,036)	13,500	7,476	(2,133)	9,609
Adjusted EBITDA	$630,239	$610,387	$19,852	$1,251,574	$1,230,154	$21,420
___________________

(1)	Represents costs associated with upgrading cellular technology used in many of our security systems, offset by any incremental revenue earned.

(2)	Represents fees incurred associated with the issuance, restatement, and amendment of debt.

(3)	Represents the conversion of intercompany loans that are denominated in Canadian dollars to U.S. dollars.

(4)	Represents amortization of purchase accounting adjustments and compensation arrangements related to acquisitions.

(5)	The quarter and six months ended June 30, 2018 include other income related to approximately $22 million of one-time licensing fees.

(6)
Represents certain advisory and other costs associated with our transition to a public company as well as other charges and non-cash items. The quarter and six months ended June 30, 2018 include a gain of $7.5 million from the sale of equity in a third party that we received as part of a settlement.

Quarter Ended June 30, 2019 Compared to Quarter Ended June 30, 2018
For the quarter ended June 30, 2019, Adjusted EBITDA increased by $20 million compared to 2018. This increase was primarily due to an increase in monitoring and related services revenue combined with higher revenue from transactions in which equipment is sold outright to customers, partially offset by the associated costs and an increase in selling, general and administrative expenses, excluding items outside of our definition of Adjusted EBITDA.
Refer to the discussions above under “—Results of Operations” for further details.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
For the six months ended June 30, 2019, Adjusted EBITDA increased by $21 million compared to 2018. This increase was primarily due to an increase in monitoring and related services revenue combined with higher revenue from transactions in which equipment is sold outright to customers, partially offset by the associated costs and an increase in selling, general and administrative expenses, excluding items outside of our definition of Adjusted EBITDA.
Refer to the discussions above under “—Results of Operations” for further details.

Free Cash Flow
The table below reconciles Free Cash Flow to net cash provided by operating activities for the periods presented.

	For the Six Months Ended
(in thousands)	June 30, 2019	June 30, 2018	$ Change
Net cash provided by operating activities	$979,172	$962,762	$16,410
Dealer generated customer accounts and bulk account purchases	(333,846)	(327,553)	(6,293)
Subscriber system assets	(293,973)	(280,720)	(13,253)
Capital expenditures	(84,461)	(65,212)	(19,249)
Free Cash Flow	$266,892	$289,277	$(22,385)
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
We are a highly leveraged company with significant debt service requirements. As of June 30, 2019, we had $43 million in cash and cash equivalents and $301 million in available borrowing capacity under our revolving credit facility. The carrying value of total debt outstanding, including capital lease obligations, was $9.8 billion as of June 30, 2019.
Long-Term Debt
Significant changes in the Company’s debt during the six months ended June 30, 2019 were as follows:
First Lien Credit Agreement
In April 2019, and in connection with a $500 million repayment of the First Lien Term B-1 Loan, we amended and restated the first lien credit agreement (“First Lien Credit Agreement”) governing the First Lien Term B-1 Loan to, among other things, (a) authorize the redemption of the outstanding principal amount of the Prime Notes, (b) authorize the incurrence of the First Lien Notes due 2024 and First Lien Notes due 2026 by amending the Net First Lien Leverage Ratio for the incurrence of pari passu indebtedness to 3.20 to 1.00 (from 2.35 to 1.00), (c) provide for $300 million of additional incremental pari passu debt capacity, and (d) increase the borrowing capacity under a first lien revolving credit facility (“First Lien Revolving Credit Facility”) by an additional $50 million, which replaced the Mizuho Bank Revolving Credit Facility (as defined below). We incurred approximately $17 million in deferred financing costs in connection with this amendment and restatement. Further, as a result of the $500 million repayment, we no longer have a quarterly principal payment obligation on the First Lien Term B-1 Loan as of June 30, 2019.
As of June 30, 2019, we had an outstanding balance of $99 million under our First Lien Revolving Credit Facility.

Mizuho Bank Revolving Credit Facility
In February 2019, we entered into a first lien revolving credit agreement with an aggregate available commitment of up to $50 million maturing in March 2023 (“Mizuho Bank Revolving Credit Facility”). The Mizuho Bank Revolving Credit Facility was terminated and replaced in April 2019 as part of our amendment and restatement to the First Lien Credit Agreement discussed above.
Prime Notes
In February 2019, we redeemed $300 million aggregate principal amount of the Prime Notes for a total redemption price of approximately $319 million, which included the related call premium. In April 2019, we redeemed an additional $1 billion aggregate principal amount of the outstanding Prime Notes for a total redemption price of approximately $1.1 billion, which included the related call premium.
First Lien Notes due 2024 and First Lien Notes due 2026
In April 2019, we issued $750 million aggregate principal amount of the First Lien Notes due 2024 and $750 million aggregate principal amount of the First Lien Notes due 2026. The proceeds from the First Lien Notes due 2024 and the First Lien Notes due 2026, along with cash on hand and borrowings under the First Lien Revolving Credit Facility, were used to (a) repurchase $1 billion aggregate principal amount of the Prime Notes, (b) repay $500 million aggregate principal amount of the First Lien Term B-1 Loan, and (c) pay fees and expenses associated with the foregoing, including early call premiums on the Prime Notes as well as accrued and unpaid interest on the repurchased Prime Notes and repaid borrowings under the First Lien Term B-1 Loan. We incurred approximately $25 million in deferred financing costs in connection with the issuance of the First Lien Notes due 2024 and the First Lien Notes due 2026.
The First Lien Notes due 2024 will mature on April 15, 2024 with semi-annual interest payment dates of February 15 and August 15, while the First Lien Notes due 2026 will mature on April 15, 2026 with semi-annual interest payment dates of March 15 and September 15. Both may be redeemed, in whole or in part, at any time at a make-whole premium plus accrued and unpaid interest to, but excluding, the redemption date.
The First Lien Notes due 2024 and the First Lien Notes due 2026 are guaranteed, jointly and severally, on a senior secured first-priority basis, by each of our existing and future direct or indirect wholly owned material domestic subsidiaries that guarantee the First Lien Credit Agreement. In addition, the indentures governing the First Lien Notes due 2024 and the First Lien Notes due 2026 contain covenants that limit our ability to, among other things: (i) incur certain liens; (2) enter into sale leaseback transactions; and (3) consolidate, merge or sell all or substantially all of our assets. These covenants are subject to a number of important limitations and exceptions. Additionally, upon the occurrence of specified change of control events, we must offer to repurchase the notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the purchase date. Each indenture governing the First Lien Notes due 2024 and the First Lien Notes due 2026 also provides for customary events of default.
Debt Covenants
As of June 30, 2019, we were in compliance with all financial covenant and other maintenance tests for all our debt obligations.
Dividends
In February 2019, we approved a dividend reinvestment plan (“DRIP”), which allows stockholders to designate all or a portion of the cash dividends on their shares of common stock for reinvestment in additional shares of our common stock. The number of shares issued will be determined based on the volume weighted average closing price per share of our common stock for the five trading days preceding the dividend payment and adjusted for any discounts, as applicable. The DRIP will terminate upon the earlier of (a) February 27, 2021 and (b) the date upon which an aggregate of 18,750,000 shares of common stock have been issued pursuant to the DRIP.
During the six months ended June 30, 2019, we declared the following dividends on common stock:

Declared Date	Dividend per Share	Record Date	Payment Date
March 11, 2019	$0.035	April 2, 2019	April 12, 2019
May 7, 2019	$0.035	June 11, 2019	July 2, 2019

During the quarter ended June 30, 2019, we declared $26 million (or $0.035 per share) in dividends, of which $3 million represents the portion of the dividends settled in cash and $23 million represents the portion of the dividends settled in shares of common stock, which resulted in the issuance of 4 million shares of common stock, on July 2, 2019.
During the six months ended June 30, 2019, we declared $53 million (or $0.07 per share) in dividends. When including the July 2, 2019 payment date, approximately $7 million represents the portion of the dividends settled in cash and $46 million represents the portion of the dividends settled in shares of common stock, which resulted in the issuance of 7 million shares of common stock.
On August 6, 2019, we announced a dividend of $0.035 per share to common stockholders of record on September 11, 2019, which will be distributed on October 2, 2019.
Share Repurchases
In February 2019, we approved a share repurchase program which permits us to repurchase up to $150 million of our shares of common stock through February 27, 2021. We effected these repurchases pursuant to one or more trading plans to be adopted in accordance with Securities Exchange Act Rule 10b5-1, in privately negotiated transactions, in open market transactions, or pursuant to an accelerated share repurchase program. The share repurchase program was conducted in accordance with Securities Exchange Act Rule 10b-18 and was substantially complete as of June 30, 2019. During the quarter and six months ended June 30, 2019, we repurchased 21 million and 24 million shares of common stock, respectively, for approximately $128 million and $150 million, respectively.
Refer to the discussions below under “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” for further details.
Cash Flow Analysis
The following table is a summary of our cash flow activity for the periods presented:

	For the Six Months Ended
(in thousands)	June 30, 2019	June 30, 2018	$ Change
Net cash provided by operating activities	$979,172	$962,762	$16,410
Net cash used in investing activities	$(787,639)	$(696,147)	$(91,492)
Net cash (used in) provided by financing activities	$(515,435)	$705,410	$(1,220,845)
Cash Flows from Operating Activities
The increase in cash flows provided by operating activities was primarily due to an increase in monitoring and related services revenue combined with an increase in transactions in which equipment is sold outright to customers, partially offset by the associated costs and an increase in selling, general and administrative expenditures. The remainder of the activity in cash flows provided by operating activities relates to changes in assets and liabilities due to the volume and timing of other operating cash receipts and payments with respect to when the transactions are reflected in earnings.
Refer to the discussions above under “—Results of Operations” for further details.
Cash Flows from Investing Activities
We make certain investments in our business that are intended to grow our customer base, enhance the overall customer experience, improve the productivity of our field workforce, and support greater efficiency of our back-office systems and our customer care centers.
The increase in cash flows used in investing activities was primarily due to an increase in cash used for business acquisitions, net of cash acquired, of $40 million. The remainder of the increase is due to the volume and timing of dealer and bulk additions, spend on subscriber system assets, and non-subscriber capital expenditures.
Cash Flows from Financing Activities
For the six months ended June 30, 2019, net cash used in financing activities primarily consisted of (i) net repayments of long-term borrowings of $293 million associated with payments on the Prime Notes and the First Lien Term B-1 Loan, offset by borrowings from the First Lien Notes due 2024, the First Lien Notes due 2026, and the First Lien Revolving Credit Facility; (ii) payments of $150 million for the repurchase of common stock; (iii) payments of $44 million associated with deferred financing costs in connection with the issuance of the First Lien Notes due 2024 and the First Lien Notes due 2026, and the amendment and restatement to the First Lien Credit Agreement; and (iv) dividend payments on common stock of $30 million.
For the six months ended June 30, 2018, net cash provided by financing activities consisted primarily of net proceeds from the IPO of $1.4 billion, after deducting related fees, offset by repayment of long-term borrowings of $674 million primarily associated with the partial redemption of the Prime Notes, and dividend payments on common stock of $26 million.
COMMITMENTS AND CONTRACTUAL OBLIGATIONS
In our 2018 Annual Report, we disclosed our commitments and contractual obligations. There have been no material changes to these commitments and contractual obligations outside the ordinary course of business except for the changes to our long-term debt and an amendment to an agreement with a wireless network provider, which resulted in a fixed purchase obligation totaling approximately $80 million through 2022. Refer to the discussion above under “—Liquidity and Capital Resources” for further details regarding significant changes to our long-term debt.
OFF-BALANCE SHEET ARRANGEMENTS
There have been no material changes to our off-balance sheet arrangements since our 2018 Annual Report.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The accompanying condensed consolidated financial statements are prepared in accordance with GAAP, which requires us to select accounting policies and make estimates that affect amounts reported in the condensed consolidated financial statements and the accompanying notes. Management’s estimates are based on the relevant information available at the end of each period. Actual results could differ materially from these estimates under different assumptions or market conditions. In our 2018 Annual Report, we identified our accounting policies that are based on, among other things, estimates and judgments made by management that include inherent risks and uncertainties.
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
During the six months ended June 30, 2019, we entered into additional LIBOR-based interest rate swap contracts with an aggregate notional amount of $725 million. As of June 30, 2019, we had interest rate swap contracts outstanding with notional amounts aggregating $4,225 million used to hedge the majority of our variable-rate debt. Refer to Note 8 “Derivative Financial Instruments” to the condensed consolidated financial statements for further discussion.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2019, our disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed in the reports that we file or submit under the Exchange Act, and that information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in our management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the three months ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Recent Sales of Unregistered Securities
There were no sales of unregistered equity securities during the six months ended June 30, 2019.
Use of Proceeds from Registered Securities
We did not receive any proceeds from sales of registered equity securities during the six months ended June 30, 2019.
Issuer Purchases of Equity Securities
Under our publicly announced share repurchase program, we repurchased common shares pursuant to one or more trading plans in accordance with Securities Exchange Act Rule 10b5‐1, in privately negotiated transactions, in open market transactions or pursuant to an accelerated share repurchase program. The share repurchase program was conducted in accordance with Securities Exchange Act Rule 10b-18 and was substantially complete as of June 30, 2019.
During the quarter ended June 30, 2019, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(a) (in thousands)
April 1, 2019 - April 30, 2019	—	$—	—	$128,146
May 1, 2019 - May 31, 2019	9,012,200	$6.22	9,012,200	$72,050
June 1, 2019 - June 30, 2019	11,597,900	$6.20	11,597,900	$132
Total	20,610,100	$6.21	20,610,100	$132
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
None.

ITEM 5. OTHER INFORMATION.
Amendment to Compensatory Arrangements of Certain Officers
On August 2, 2019 (the “Amendment Date”), the Company adopted the following amendments (the “Top-Up Option Amendment”) to the terms of all outstanding stock options that were granted under the Company’s 2018 Omnibus Incentive Plan in connection with the redemption of the Class B Units (the “Top-Up Options”) in Ultimate Parent:

•
Top-Up Options that are or become exercisable will remain outstanding following the holder’s termination of employment until the normal expiration of the Top-Up Option’s term (i.e., January 18, 2028). This amendment applies to both the “Tranche A Option” (i.e., the portion of the Top-Up Option subject to service-based vesting conditions only) and the “Tranche B Option” (i.e., the portion of the Top-Up Option subject to performance-based vesting conditions), except if the option holder’s employment is terminated for cause.

•
As of each February 21, beginning with February 21, 2020, 20% of the shares of common stock subject to the Tranche B Option will cease to be at risk of forfeiture due to the option holder’s termination of employment (other than a termination for cause) (i.e., they will no longer require continued service in order to vest); provided, that the vesting of the Tranche B Option will in all events remain subject to the return hurdles described in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders (which remain unchanged), and the Tranche B Option will be forfeited if such return hurdles are not achieved. Following an option holder’s termination of employment (other than for cause) on or after February 21, 2020, the portion of the option holder’s Tranche B Option as to which the risk of service-based forfeiture has lapsed will remain outstanding and eligible to vest based on the achievement of the return hurdles.

Similarly, the award terms applicable to shares of the Company’s common stock distributed by Ultimate Parent in redemption of the “Performance Tranche” of the Class B Units in Ultimate Parent, as described in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders, were amended as of the Amendment Date in the same manner as described above with respect to the Tranche B Option.
All of the amendments described herein apply to such awards held by individuals who were employed by the Company or one of its subsidiaries as of the Amendment Date, including each of the Company’s named executive officers (other than Mr. Whall).
The foregoing description of the Top-Up Option Amendment is qualified in its entirety by reference to the Form of Amendment to Non-Qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan (Class B Unit Redemption), which is filed as an exhibit to this Quarterly Report on Form 10-Q as Exhibit 10.37 and is incorporated by reference herein.
Potential Apollo Margin Loan Agreement
As of July 29, 2019, certain investment funds directly or indirectly managed by Apollo, the Company’s controlling stockholder, have informed the Company that they intend to pledge, hypothecate or grant security interests in all of their shares of our common stock pursuant to a margin loan agreement on a non-recourse basis. Apollo has informed the Company that, should Apollo consummate the margin loan, it expects the loan to value ratio will be equal to approximately 20%. Apollo has informed the Company that it expects the margin loan agreement to contain customary default provisions and that in the event of a default under the margin loan agreement, the secured parties may foreclose upon any and all shares of our common stock pledged to them.
The Company did not independently verify the foregoing disclosure. The Company will not be a party to the margin loan agreement and will have no obligations thereunder. If the margin loan agreement is entered into, it is expected that the Company will deliver customary letter agreements to the secured parties in which it will, among other things, agree, subject to applicable law and stock exchange rules, not to take any actions that are intended to materially hinder or delay the exercise of any remedies by the secured parties under the margin loan agreement.
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

4.25
Eighth Supplemental Indenture, dated as of March 12, 2019, under 2014 Base Indenture, by and among The ADT Corporation, LifeShield, LLC, LifeShield Security LLC and Wells Fargo Bank, National Association

4.26	Indenture, dated as of May 2, 2016, by and between Prime Security One MS, Inc. and the Wells Fargo Bank, National Association
4.27	First Supplemental Indenture, dated as of May 2, 2016, by and among The ADT Corporation, the guarantors party thereto and the Wells Fargo Bank, National Association
4.28	Second Supplemental Indenture, dated as of August 9, 2016, by and between The ADT Corporation, the Notes Guarantors and Wells Fargo Bank, National Association
4.29	Third Supplemental Indenture, dated as of November 15, 2017, by and among The ADT Security Corporation, Datashield, LLC and Wells Fargo Bank, National Association
4.30	Fourth Supplemental Indenture, dated as of April 18, 2018, by and among The ADT Security Corporation, the guarantors party thereto and Wells Fargo Bank, National Association
4.31	Fifth Supplemental Indenture, dated as of August 17, 2018, by and among The ADT Security Corporation, MSA Systems Integration, Inc. and Wells Fargo Bank, National Association

4.32	Sixth Supplemental Indenture, dated as of January 7, 2019, by and among The ADT Security Corporation, the guarantors party thereto and Wells Fargo Bank, National Association
4.33	Seventh Supplemental Indenture, dated as of January 30, 2019 by and among the ADT Security Corporation, Advanced Cabling Systems, LLC and Wells Fargo Bank, National Association
4.34	Eighth Supplemental Indenture, dated as of March 12, 2019 by and among the ADT Corporation, LifeShield, LLC, LifeShield Security LLC and Wells Fargo Bank, National Association
4.35	Second Lien Notes Indenture, dated as of May 2, 2016, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., Prime Guarantors and Wells Fargo Bank, National Association
4.36	Second Lien Notes Supplemental Indenture, dated as of May 2, 2016, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., Prime Guarantors and ADT Guarantors
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

4.42
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

10.13
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

10.19	Tax Sharing Agreement, dated as of September 28, 2012, by and among Pentair Ltd., Tyco International Ltd., Tyco International Finance S.A., and The ADT Corporation
10.20	Non-Income Tax Sharing Agreement dated as of September 28, 2012, by and among Tyco International Ltd., Tyco International Finance S.A., and The ADT Corporation
10.21	Trademark Agreement, dated as of September 25, 2012, by and among ADT Services GmbH, ADT US Holdings, Inc., Tyco International Ltd. and The ADT Corporation
10.22	Patent Agreement, dated as of September 26, 2012, by and between Tyco International Ltd. and The ADT Corporation
10.23	Separation and Distribution Agreement, dated September 26, 2012 by and among Tyco International Ltd., Tyco International Finance S.A., The ADT Corporation and ADT LLC
10.24	ADT LLC Supplemental Savings and Retirement Plan, effective as of April 1, 2017
10.25	Stockholders Agreement by and between the ADT Inc. and Prime Securities Services TopCo, LP
10.26	Registration Rights Agreement by and between the ADT Inc. and Prime Securities Services TopCo, LP
10.27	Amendment to Amended and Restated Employment Agreement, dated May 3, 2019, between The ADT Security Corporation (together with any of its subsidiaries and Affiliates) and Donald Young
10.28	Amended and Restated Employment Agreement, dated December 19, 2017, between The ADT Security Corporation (together with any of its subsidiaries and Affiliates) and Jamie Haenggi
10.29	Amended and Restated Employment Agreement, dated December 19, 2017, between The ADT Security Corporation (together with any of its subsidiaries and Affiliates) and Daniel M. Bresingham
10.30	Amended and Restated Employment Agreement, dated December 19, 2017, between ADT LLC, (together with any of its subsidiaries and Affiliates) and James D. DeVries
10.31	Amended and Restated Employment Agreement, dated December 19, 2017, between ADT LLC, (together with any of its subsidiaries and Affiliates) and Jeffrey Likosar
10.32	ADT Inc. 2018 Omnibus Incentive Plan
10.33*	First Amendment to ADT Inc. 2018 Omnibus Incentive Plan dated April 25, 2019
10.34	Form of Restricted Stock Unit Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan
10.35	Form of Non-Qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan
10.36	Form of Non-Qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan (Class B Unit Redemption)
10.37*	Form of Amendment to Non-Qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan (Class B Unit Redemption)
10.38	Form of Common Stock Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan
10.39	ADT Inc. 2018 Omnibus Incentive Plan Restricted Stock Unit Non-Employee Director Award Agreement
10.40	Amendment to the Registration Rights Agreement between ADT Inc. and Prime Security Services TopCo Parent, L.P.
10.41	Timothy J. Whall’s Retirement Agreement
10.42	Second Amended & Restated Employment Agreement with James D. DeVries
10.43	Amendment to Second Amended & Restated Employment Agreement of James D. DeVries
31.1*	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
31.2*	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
32.1*	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	XBRL Instant Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
_________________________
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADT Inc.

Date:	August 6, 2019	By:	/s/ Jeffrey Likosar
		Name:	Jeffrey Likosar
		Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)