Form 10-Q
period 2019-09-30
ADT Inc.
filed 2019-11-12
CIK 1703056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock, $0.01 par value, was 743,503,116 (excluding 10,070,096 unvested shares of common stock) as of November 6, 2019.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$155,774	$363,177
Accounts receivable trade, less allowance for doubtful accounts of $41,812 and $39,765, respectively	284,856	245,714
Inventories, net	105,503	89,178
Work-in-progress	40,386	26,137
Assets held for sale	591,427	—
Prepaid expenses and other current assets	141,221	129,811
Total current assets	1,319,167	854,017
Property and equipment, net	337,449	326,565
Subscriber system assets, net	2,775,276	2,907,701
Intangible assets, net	6,815,587	7,488,194
Goodwill	4,956,917	5,081,887
Deferred subscriber acquisition costs, net	494,370	429,965
Other assets	248,323	120,279
Total assets	$16,947,089	$17,208,608

Liabilities and stockholders' equity
Current liabilities:
Current maturities of long-term debt	$212,877	$58,184
Accounts payable	296,990	221,341
Deferred revenue	343,875	334,886
Liabilities held for sale	128,733	—
Accrued expenses and other current liabilities	491,542	398,079
Total current liabilities	1,474,017	1,012,490
Long-term debt	9,638,118	9,944,112
Deferred subscriber acquisition revenue	644,741	544,429
Deferred tax liabilities	1,190,298	1,342,168
Other liabilities	288,731	140,604
Total liabilities	13,235,905	12,983,803

Commitments and contingencies (See Note 7)

Stockholders' equity:
Preferred stock—authorized 250,000 shares of $0.01 par value; none issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock—authorized 3,999,000,000 shares of $0.01 par value; issued and outstanding shares of 750,032,333 and 766,881,453 as of September 30, 2019 and December 31, 2018, respectively	7,500	7,669
Additional paid-in capital	5,930,174	5,969,347
Accumulated deficit	(2,112,318)	(1,680,432)
Accumulated other comprehensive loss	(114,172)	(71,779)
Total stockholders' equity	3,711,184	4,224,805
Total liabilities and stockholders' equity	$16,947,089	$17,208,608
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Monitoring and related services	$1,093,564	$1,029,399	$3,249,401	$3,069,817
Installation and other	207,006	118,917	577,973	326,406
Total revenue	1,300,570	1,148,316	3,827,374	3,396,223
Cost of revenue (exclusive of depreciation and amortization shown separately below)	356,556	263,286	1,020,603	757,905
Selling, general and administrative expenses	378,645	295,119	1,047,818	922,627
Depreciation and intangible asset amortization	505,832	474,772	1,502,574	1,446,768
Merger, restructuring, integration, and other	9,800	(6,708)	23,069	1,770
Goodwill impairment	45,482	—	45,482	—
Loss on business held for sale	55,489	—	55,489	—
Operating (loss) income	(51,234)	121,847	132,339	267,153
Interest expense, net	(152,431)	(152,405)	(465,977)	(501,217)
Loss on extinguishment of debt	(14,532)	(213,239)	(103,004)	(274,836)
Other income	200	552	2,909	29,374
Loss before income taxes	(217,997)	(243,245)	(433,733)	(479,526)
Income tax benefit	36,367	7,701	81,576	19,840
Net loss	$(181,630)	$(235,544)	$(352,157)	$(459,686)

Net loss per share:
Basic and diluted	$(0.25)	$(0.31)	$(0.47)	$(0.62)

Weighted-average number of shares:
Basic and diluted	739,852	755,277	748,500	744,720
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net loss	$(181,630)	$(235,544)	$(352,157)	$(459,686)
Other comprehensive (loss) income, net of tax:
Cash flow hedges	(5,876)	8,621	(56,075)	6,332
Foreign currency translation	(6,340)	9,427	13,711	(17,225)
Defined benefit pension plans	(17)	—	(29)	—
Total other comprehensive (loss) income, net of tax	(12,233)	18,048	(42,393)	(10,893)
Comprehensive loss	$(193,863)	$(217,496)	$(394,550)	$(470,579)
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	For the Three Months Ended September 30, 2019						For the Three Months Ended September 30, 2018
	Number of Common Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Number of Common Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at beginning of period	746,360	$7,464	$5,888,576	$(1,904,242)	$(101,939)	$3,889,859	766,795	$1,052	$5,935,377	$(1,241,639)	$(32,948)	$4,661,842
Net loss	—	—	—	(181,630)	—	(181,630)	—	—	—	(235,544)	—	(235,544)
Other comprehensive (loss) income, net of tax	—	—	—	—	(12,233)	(12,233)	—	—	—	—	18,048	18,048
Common stock issued for initial public offering proceeds, net of related fees	—	—	—	—	—	—	—	—	687	—	—	687
Dividends, including dividends reinvested in common stock	3,740	37	22,526	(26,253)	—	(3,690)	—	—	—	(26,796)	—	(26,796)
Share-based compensation expense	—	—	18,876	—	—	18,876	(21)	—	17,803	—	—	17,803
Other	(68)	(1)	196	(193)	—	2	(2)	6,616	(6,587)	(75)	—	(46)
Balances at end of period	750,032	$7,500	$5,930,174	$(2,112,318)	$(114,172)	$3,711,184	766,772	$7,668	$5,947,280	$(1,504,054)	$(14,900)	$4,435,994
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	For the Nine Months Ended September 30, 2019						For the Nine Months Ended September 30, 2018
	Number of Common Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Number of Common Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at beginning of period	766,881	$7,669	$5,969,347	$(1,680,432)	$(71,779)	$4,224,805	641,119	$2	$4,435,329	$(998,212)	$(4,007)	$3,433,112
Adoption of accounting standard, net of tax	—	—	—	—	—	—	—	—	—	34,430	—	34,430
Net loss	—	—	—	(352,157)	—	(352,157)	—	—	—	(459,686)	—	(459,686)
Other comprehensive loss, net of tax	—	—	—	—	(42,393)	(42,393)	—	—	—	—	(10,893)	(10,893)
Common stock issued for initial public offering proceeds, net of related fees	—	—	—	—	—	—	105,000	1,050	1,405,656	—	—	1,406,706
Repurchases of common stock	(23,883)	(239)	(149,629)	—	—	(149,868)	—	—	—	—	—	—
Dividends, including dividends reinvested in common stock	7,147	71	44,933	(79,346)	—	(34,342)	—	—	—	(80,511)	—	(80,511)
Share-based compensation expense	—	—	65,126	—	—	65,126	20,655	—	112,905	—	—	112,905
Other	(113)	(1)	397	(383)	—	13	(2)	6,616	(6,610)	(75)	—	(69)
Balances at end of period	750,032	$7,500	$5,930,174	$(2,112,318)	$(114,172)	$3,711,184	766,772	$7,668	$5,947,280	$(1,504,054)	$(14,900)	$4,435,994
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Nine Months Ended
	September 30, 2019	September 30, 2018
Cash flows from operating activities:
Net loss	$(352,157)	$(459,686)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and intangible asset amortization	1,502,574	1,446,768
Amortization of deferred subscriber acquisition costs	58,544	42,876
Amortization of deferred subscriber acquisition revenue	(78,506)	(56,381)
Share-based compensation expense	65,126	112,905
Deferred income taxes	(86,339)	(18,883)
Provision for losses on accounts receivable and inventory	42,248	43,948
Loss on extinguishment of debt	103,004	274,836
Goodwill impairment	45,482	—
Loss on business held for sale	55,489	—
Other non-cash items, net	103,884	(1,920)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Deferred subscriber acquisition costs	(147,865)	(135,777)
Deferred subscriber acquisition revenue	201,869	193,357
Other, net	(54,104)	(36,079)
Net cash provided by operating activities	1,459,249	1,405,964
Cash flows from investing activities:
Dealer generated customer accounts and bulk account purchases	(514,487)	(526,654)
Subscriber system assets	(430,586)	(428,292)
Capital expenditures	(120,140)	(94,151)
Acquisition of businesses, net of cash acquired	(95,312)	(48,473)
Other investing, net	3,604	13,550
Net cash used in investing activities	(1,156,921)	(1,084,020)
Cash flows from financing activities:
Proceeds from initial public offering, net of related fees	—	1,406,019
Proceeds from long-term borrowings	3,378,022	—
Repayment of long-term borrowings, including call premiums	(3,650,082)	(686,333)
Repayment of mandatorily redeemable preferred securities, including redemption premium	—	(852,769)
Dividends on common stock	(33,855)	(52,959)
Repurchases of common stock	(149,868)	—
Deferred financing costs	(52,733)	(337)
Other financing, net	(1,200)	(1,104)
Net cash used in financing activities	(509,716)	(187,483)

Effect of currency translation on cash	821	(441)

Net (decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	(206,567)	134,020
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	367,162	126,782
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$160,595	$260,802

Supplemental schedule of non-cash investing and financing activities:
Issuance of shares in lieu of cash dividend	$45,004	$—
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Description of Business and Summary of Significant Accounting Policies
Organization and Business
ADT Inc. (formerly named Prime Security Services Parent Inc.), a company incorporated in the State of Delaware, and its wholly owned subsidiaries (collectively, the “Company”), is a leading provider of security, automation, and smart home solutions serving consumer and business customers in the United States (“U.S.”). The Company is majority-owned by Prime Security Services TopCo Parent, L.P. (“Ultimate Parent”). Ultimate Parent is owned by Apollo Investment Fund VIII, L.P. and related funds that are directly or indirectly managed by Apollo Global Management, Inc. (together with its subsidiaries and affiliates, “Apollo” or the “Sponsor”), and management investors.
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
Significant Accounting Policies
The condensed consolidated financial statements are prepared in U.S. dollars in accordance with generally accepted accounting principles in the United States of America (“GAAP”), which require the Company to select accounting policies and make estimates that affect amounts reported in the condensed consolidated financial statements and the accompanying notes. The Company’s estimates are based on the relevant information available at the end of each period. Actual results could differ materially from these estimates under different assumptions or market conditions.
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
The accompanying condensed consolidated financial statements include the accounts of ADT Inc. and its wholly owned subsidiaries. All intercompany transactions have been eliminated. Certain prior period amounts have been reclassified to conform with the current period presentation.
The Company has one operating and reportable segment, which is based on the manner in which the Chief Executive Officer, who is the chief operating decision maker, evaluates performance and makes decisions about how to allocate resources.

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents
The following table provides a reconciliation of the amount of cash and cash equivalents and restricted cash and cash equivalents reported within the Condensed Consolidated Balance Sheets to the same of such amounts shown in the Condensed Consolidated Statements of Cash Flows:

(in thousands)	September 30, 2019	December 31, 2018
Cash and cash equivalents	$155,774	$363,177
Restricted cash and cash equivalents in prepaid expenses and other current assets	600	3,985
Cash and cash equivalents in assets held for sale	4,221	—
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$160,595	$367,162

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
Subscriber system assets, net represent capitalized equipment and installation costs incurred in connection with transactions in which the Company retains ownership of the security system. Upon customer termination, the Company may retrieve such assets. Depreciation expense relating to subscriber system assets is included in depreciation and intangible asset amortization in the Condensed Consolidated Statements of Operations and was $142 million and $137 million for the three months ended September 30, 2019 and 2018, respectively, and was $423 million and $410 million for the nine months ended September 30, 2019 and 2018, respectively.
The gross carrying amount, accumulated depreciation, and net carrying amount of the Company’s subscriber system assets as of September 30, 2019 and December 31, 2018 were as follows:

(in thousands)	September 30, 2019	December 31, 2018
Gross carrying amount	$4,501,992	$4,304,279
Accumulated depreciation	(1,726,716)	(1,396,578)
Subscriber system assets, net	$2,775,276	$2,907,701

Deferred subscriber acquisition costs, net represent incremental selling expenses (primarily commissions) related to acquiring customers. Amortization expense relating to deferred subscriber acquisition costs included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations was $21 million and $16 million for the three months ended September 30, 2019 and 2018, respectively, and $59 million and $43 million for the nine months ended September 30, 2019 and 2018, respectively.
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
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of September 30, 2019 and December 31, 2018 consisted of the following:

(in thousands)	September 30, 2019	December 31, 2018
Accrued interest	$110,569	$85,046
Payroll-related accruals	95,771	105,089
Other accrued liabilities	285,202	207,944
Accrued expenses and other current liabilities	$491,542	$398,079

Radio Conversion Costs
In February 2019, the Company received notice from AT&T, the Company’s largest wireless network provider, that it will be retiring its 3G network in 2022, which is also the year the Code-Division Multiple Access (“CDMA”) network used to provide services to some of the Company’s customers is being retired. The Company currently provides services to approximately 3.4 million customer sites that use 3G or CDMA cellular equipment, which number is decreasing on a monthly basis in the ordinary course of business due to attrition, upgrades, and repairs. The Company’s plans to address this transition are not yet finalized, and the impact involves numerous estimates and variables. Among other factors, the Company will look to reduce any applicable costs to the Company, such as hardware costs currently estimated to be less than $90 per site, by exploring cost-sharing opportunities and working with suppliers, carriers, and customers and to increase revenue by using the transition as an opportunity to sell new products and services in conjunction with replacing the radio and to more rapidly transition customers to the Company’s new Command and Control technology. The Company currently estimates that aggregate net expenditures could be between $200 million to $325 million through 2022. For 2019, the Company expects to incur net costs of approximately $25 million to $35 million associated with radio conversion costs.
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
Cash Equivalents - Included in cash and cash equivalents are investments in money market mutual funds, which were $124 million as of September 30, 2019 and $221 million as of December 31, 2018. These investments are classified as Level 1 fair value measurements.
Long-Term Debt Instruments - The fair values of the Company’s debt instruments are determined using broker-quoted market prices, which are classified as Level 2 fair value measurements.
The carrying value and fair value of the Company’s long-term debt instruments that are subject to fair value disclosures as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019		December 31, 2018
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt instruments, excluding finance lease obligations	$9,771,289	$10,165,580	$9,952,385	$9,828,274

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
Guarantees
In the normal course of business, the Company is liable for contract completion and product performance. The Company does not believe such obligations will significantly affect its financial position, results of operations, or cash flows. The Company had no material guarantees other than in standby letters of credit related to its insurance programs. The Company’s guarantees totaled $57 million and $54 million as of September 30, 2019 and December 31, 2018, respectively.
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
Deferred subscriber acquisition revenue is deferred and recorded as deferred subscriber acquisition revenue in the Condensed Consolidated Balance Sheets upon initiation of a monitoring contract. Deferred subscriber acquisition revenue is amortized on a pooled basis into installation and other revenue in the Condensed Consolidated Statements of Operations over the estimated life of the customer relationship using an accelerated method consistent with the amortization of subscriber system assets and deferred subscriber acquisition costs associated with the transaction. Amortization of deferred subscriber acquisition revenue was $28 million and $21 million for the three months ended September 30, 2019 and 2018, respectively, and was $79 million and $56 million for the nine months ended September 30, 2019 and 2018, respectively.
In transactions involving security systems that are sold outright to the customer, the Company’s performance obligations generally include monitoring, related services, and the sale and installation of the security systems. For such arrangements, the Company allocates a portion of the transaction price to each performance obligation based on a relative standalone selling price. Revenue associated with the sale and installation of security systems is generally recognized once installation is complete and is reflected in installation and other revenue in the Condensed Consolidated Statements of Operations. Revenue associated with monitoring and related services is recognized as those services are provided and is reflected in monitoring and related services revenue in the Condensed Consolidated Statements of Operations.
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
The following table sets forth the Company’s revenues disaggregated by source:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Monitoring and related services	$1,093,564	$1,029,399	$3,249,401	$3,069,817
Installation and other	207,006	118,917	577,973	326,406
Total revenue	$1,300,570	$1,148,316	$3,827,374	$3,396,223

3. Acquisitions and Dispositions
Acquisitions
During the nine months ended September 30, 2019, the Company paid $95 million, net of cash acquired, related to business acquisitions, which resulted in the recognition of $45 million of goodwill and $35 million of contracts and related customer relationships.
Disposition of Canadian Operations
On September 30, 2019, the Company entered into an agreement to sell all of the shares of ADT Security Services Canada, Inc. (“ADT Canada”) to TELUS Corporation (“TELUS”). On November 5, 2019, the Company completed the sale of ADT Canada for CAD $683 million (approximately $519 million as of the date of closing) in cash, which remains subject to certain post-closing purchase price adjustments. In connection with the sale of ADT Canada, the Company and TELUS also entered into a non-competition and non-solicitation agreement pursuant to which the Company will not have any operations in Canada, subject to limited exceptions for cross-border commercial customers and mobile safety applications, for a period of seven years. Additionally, the Company and TELUS entered into a patent and trademark license agreement granting the usage of the Company’s trademarks and patents in Canada to TELUS for a period of seven years. Finally, the Company and TELUS entered into a transition services agreement whereby the Company will provide certain post-closing services to TELUS related to the business of ADT Canada.
As of September 30, 2019, the ADT Canada disposal group was classified as held for sale and presented as a single asset amount and a single liability amount in the Condensed Consolidated Balance Sheet. The ADT Canada disposal group was measured at the lower of its carrying amount or fair value less costs to sell. Long-lived assets and definite-lived intangible assets are not depreciated or amortized while classified as held for sale. The sale of ADT Canada did not represent a strategic shift that will have a major effect on the Company’s operations and financial results, and therefore, did not meet the criteria to be reported as discontinued operations.
The Company recorded a loss on business held for sale of $55 million in order to measure the ADT Canada disposal group at the lower of its carrying value or fair value less costs to sell as of September 30, 2019, which resulted in a corresponding held for sale valuation allowance on its assets held for sale in the Condensed Consolidated Balance Sheet. The loss on business held for sale primarily relates to the foreign currency translation, net of tax, associated with the ADT Canada disposal group, which totaled $38 million as of September 30, 2019.

The major classes of assets and liabilities that were classified as held for sale as of September 30, 2019 were as follows:

(in thousands)	September 30, 2019
Assets held for sale:
Cash and cash equivalents	$4,221
Accounts receivable trade, net of allowance for doubtful accounts	7,118
Inventories, net	3,481
Work-in-progress	2,445
Prepaid expenses and other current assets	2,053
Property and equipment, net	15,998
Subscriber system assets, net	144,603
Intangible assets, net	278,707
Goodwill	160,420
Deferred subscriber acquisition costs, net	21,183
Other assets	6,687
Held for sale valuation allowance	(55,489)
Total assets held for sale	$591,427

Liabilities held for sale:
Current maturities of long-term debt	$195
Accounts payable	11,614
Deferred revenue	10,021
Accrued expenses and other current liabilities	12,318
Long-term debt	384
Deferred subscriber acquisition revenue	23,720
Deferred tax liabilities	60,222
Other liabilities	10,259
Total liabilities held for sale	$128,733
The following represents ADT Canada’s (loss) income before income taxes for the periods presented:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
(Loss) income before income taxes	$(38,661)	$135	$(46,997)	$712

4. Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill during the nine months ended September 30, 2019 were as follows:

(in thousands)
Beginning balance	$5,081,887
Acquisitions	44,570
Goodwill impairment	(45,482)
Reclassification to held for sale	(160,420)
Currency translation and other	36,362
Ending balance	$4,956,917

The Company had accumulated goodwill impairment losses of $88 million as of December 31, 2018. There were no material measurement period adjustments to purchase price allocations.
Other Intangible Assets
The gross carrying amounts, accumulated amortization, and net carrying amounts of the Company’s other intangible assets as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019			December 31, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Contracts and related customer relationships	$7,734,227	$(3,515,480)	$4,218,747	$7,568,456	$(2,816,079)	$4,752,377
Dealer relationships	1,518,020	(279,414)	1,238,606	1,598,916	(230,511)	1,368,405
Other	207,417	(182,183)	25,234	210,802	(176,390)	34,412
Total definite-lived intangible assets	9,459,664	(3,977,077)	5,482,587	9,378,174	(3,222,980)	6,155,194
Indefinite-lived intangible assets:
Trade name	1,333,000	—	1,333,000	1,333,000	—	1,333,000
Intangible assets	$10,792,664	$(3,977,077)	$6,815,587	$10,711,174	$(3,222,980)	$7,488,194

For the nine months ended September 30, 2019, the changes in the net carrying amount of contracts and related customer relationships were as follows:

(in thousands)
Beginning balance	$4,752,377
Acquisition of customer relationships	34,792
Customer contract additions, net of dealer charge-backs	514,459
Amortization	(863,352)
Reclassification to held for sale	(205,235)
Currency translation and other	(14,294)
Ending balance	$4,218,747

The Company paid $514 million to purchase contracts with customers under the ADT Authorized Dealer Program and from other third parties during the nine months ended September 30, 2019. The weighted-average amortization period for contracts with customers purchased under the ADT Authorized Dealer Program and from other third parties was 15 years during the nine months ended September 30, 2019.

Amortization expense for definite-lived intangible assets for the periods presented was as follows:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Definite-lived intangible asset amortization expense	$315,732	$293,535	$933,260	$906,233

Goodwill and Indefinite-Lived Intangible Assets Impairment

Goodwill and indefinite-lived intangible assets are not amortized and are tested for impairment at least annually as of the first day of the fourth quarter of each year and more often if an event occurs or circumstances change which indicate it is more-likely-than-not that fair value is less than carrying value. In connection with the ADT Canada disposal group being classified as held for sale, the Company quantitatively tested the goodwill associated with the Canada reporting unit for impairment as of September 30, 2019.

Under the quantitative approach, the Company estimated the fair value of the reporting unit and compared it to its carrying amount. The fair value of the reporting unit was determined using the income approach, which discounts projected cash flows using market participant assumptions. The income approach included significant assumptions including, but not limited to, forecasted revenue, operating profit margins, operating expenses, cash flows, perpetual growth rates, and long-term discount rates. In developing these assumptions, the Company relied on various factors including operating results, business plans, economic projections, anticipated future cash flows, and other market data.

Based on the result of the test, the Company recorded a goodwill impairment loss of $45 million related to the Canada reporting unit.
5. Debt
Debt as of September 30, 2019 and December 31, 2018 was comprised of the following:

					Balance as of
Debt Description	Issued	Maturity	Interest Rate	Interest Payable	September 30, 2019	December 31, 2018
First Lien Term B-1 Loan	5/2/2016	5/2/2022	LIBOR +2.75%	Quarterly	$—	$3,924,438
First Lien Term Loan due 2026	9/23/2019	9/23/2026	LIBOR +3.25%	Quarterly	3,110,000	—
Prime Notes	5/2/2016	5/15/2023	9.250%	5/15 and 11/15	1,246,000	2,546,000
First Lien Notes due 2024	4/4/2019	4/15/2024	5.250%	2/15 and 8/15	750,000	—
First Lien Notes due 2026	4/4/2019	4/15/2026	5.750%	3/15 and 9/15	1,350,000	—
ADT Notes due 2020	12/18/2014	3/15/2020	5.250%	3/15 and 9/15	152,748	300,000
ADT Notes due 2021	10/1/2013	10/15/2021	6.250%	4/15 and 10/15	1,000,000	1,000,000
ADT Notes due 2022	7/5/2012	7/15/2022	3.500%	1/15 and 7/15	1,000,000	1,000,000
ADT Notes due 2023	1/14/2013	6/15/2023	4.125%	6/15 and 12/15	700,000	700,000
ADT Notes due 2032	5/2/2016	7/15/2032	4.875%	1/15 and 7/15	728,016	728,016
ADT Notes due 2042	7/5/2012	7/15/2042	4.875%	1/15 and 7/15	21,896	21,896
Finance lease obligations	N/A	N/A	N/A	N/A	79,706	49,911
Less: Unamortized debt (discount)/premium, net					(27,739)	(19,642)
Less: Unamortized deferred financing costs					(61,144)	(42,840)
Less: Unamortized purchase accounting fair value adjustment and other					(198,488)	(205,483)
Total debt					9,850,995	10,002,296
Less: Current maturities of long-term debt					(212,877)	(58,184)
Long-term debt					$9,638,118	$9,944,112
__________________
N/A—Not applicable

Significant changes in the Company’s debt during the nine months ended September 30, 2019 were as follows:
First Lien Credit Agreement
Amendment and Restatement dated as of March 15, 2019 (effective April 4, 2019)
In April 2019, and in connection with a $500 million repayment of the first lien term loan due in May 2022 (“First Lien Term B-1 Loan”), the Company amended and restated the first lien credit agreement (“First Lien Credit Agreement”) governing the First Lien Term B-1 Loan to, among other things, (a) authorize the redemption of the outstanding principal amount of Prime Notes (as defined below), (b) authorize the incurrence of the First Lien Notes due 2024 (as defined below) and First Lien Notes due 2026 (as defined below) by amending the Net First Lien Leverage Ratio for the incurrence of pari passu indebtedness to 3.20 to 1.00 (from 2.35 to 1.00), (c) provide for $300 million of additional incremental pari passu debt capacity, and (d) increase the borrowing capacity under a first lien revolving credit facility (“First Lien Revolving Credit Facility”) by an additional $50 million, which replaced the Mizuho Bank Revolving Credit Facility (as defined below). The Company incurred approximately $17 million in deferred financing costs in connection with this amendment and restatement.
Amendment and Restatement dated as of September 23, 2019
In September 2019, and in connection with an approximately $300 million repayment of the First Lien Term B-1 Loan, the Company amended and restated the First Lien Credit Agreement to refinance and replace the $3.4 billion aggregate principal amount of the First Lien Term B-1 Loan with $3.1 billion aggregate principal amount of a first lien term loan due 2026 (“First Lien Term Loan due 2026”), which was issued at a 1% discount, and make other changes to, among other things, provide the Company with additional flexibility to incur additional indebtedness and fund future distributions to stockholders. Deferred financing costs in connection with this amendment and restatement were not material.
The First Lien Term Loan due 2026 requires scheduled quarterly payments equal to 0.25% of the aggregate outstanding principal amount, or approximately $8 million per quarter, with the remaining balance payable at maturity. In addition, the Company is required to make annual prepayments on the outstanding First Lien Term Loan due 2026 with a percentage of the Company’s excess cash flow, as defined in the First Lien Credit Agreement, if the excess cash flow exceeds a certain specified threshold. The Company may make voluntary prepayments on the First Lien Term Loan due 2026 at any time prior to maturity at par, subject to a 1.00% prepayment premium in the event of certain specified events at any time during the first six months after the closing date of the amendment. The First Lien Term Loan due 2026 has an interest rate calculated as, at the Company’s option, either (a) LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs (“Adjusted LIBOR”) with a floor of 1.00%, or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50% per annum, (ii) the prime rate published by the Wall Street Journal, and (iii) one-month Adjusted LIBOR plus 1.00% per annum (“Base Rate”), in each case, plus the applicable margin of 3.25% for Adjusted LIBOR loans and 2.25% for Base Rate loans and is payable at least quarterly.
As of September 30, 2019, the Company had a $400 million First Lien Revolving Credit Facility, the incurrence of which was subject to compliance with certain terms and conditions under the Company’s debt agreements. The Company had no borrowings under the First Lien Revolving Credit Facility as of September 30, 2019.
Mizuho Bank Revolving Credit Facility
In February 2019, the Company entered into a first lien revolving credit agreement with an aggregate available commitment of up to $50 million maturing in March 2023 (“Mizuho Bank Revolving Credit Facility”). The Mizuho Bank Revolving Credit Facility was terminated and replaced in April 2019 as part of the amendment and restatement to the First Lien Credit Agreement in April 2019, which is discussed above.
Prime Notes
In February 2019, the Company redeemed $300 million aggregate principal amount of the outstanding Prime Notes for a total redemption price of approximately $319 million, which included the related call premium. In April 2019, the Company repurchased and cancelled an additional $1 billion aggregate principal amount of the outstanding Prime Notes for a total repurchase price of approximately $1.1 billion, which included the related call premium.
First Lien Notes due 2024 and First Lien Notes due 2026
In April 2019, the Company issued $750 million aggregate principal amount of 5.250% first-priority senior secured notes due 2024 (“First Lien Notes due 2024”) and $750 million aggregate principal amount of 5.750% first-priority senior secured notes due 2026 (“First Lien Notes due 2026”). The proceeds from the First Lien Notes due 2024 and the First Lien Notes due 2026, along with cash on hand and borrowings under the First Lien Revolving Credit Facility, were used to (a) repurchase $1 billion aggregate principal amount of the Prime Notes, (b) repay $500 million aggregate principal amount of the First Lien Term B-1 Loan, and (c) pay fees and expenses associated with the foregoing, including call premiums on the Prime Notes as well as accrued and unpaid interest on the repurchased Prime Notes and repaid borrowings under the First Lien Term B-1 Loan. The Company incurred approximately $25 million in deferred financing costs in connection with the issuance of the First Lien Notes due 2024 and the First Lien Notes due 2026.
In September 2019, the Company issued an additional $600 million aggregate principal amount of the First Lien Notes due 2026 at a 2% premium pursuant to and with the same terms as the underlying indenture of the First Lien Notes due 2026. The proceeds from the additional First Lien Notes due 2026, along with cash on hand, were used to (a) repay approximately $300 million aggregate principal amount of the First Lien Term B-1 Loan, (b) repurchase or redeem the outstanding $300 million aggregate principal amount of the 5.250% notes due 2020 issued by The ADT Corporation (“ADT Notes due 2020”), and (c) pay fees and expenses associated with the foregoing, including call premiums on the ADT Notes due 2020 as well as accrued and unpaid interest on the First Lien Term B-1 Loan and the ADT Notes due 2020. The Company incurred approximately $8 million in deferred financing costs in connection with the additional borrowings.
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
The First Lien Notes due 2024 and the First Lien Notes due 2026 are guaranteed, jointly and severally, on a senior secured first-priority basis, by each of the Company’s existing and future direct or indirect wholly owned material domestic subsidiaries that guarantee the First Lien Credit Agreement. In addition, the indentures governing the First Lien Notes due 2024 and the First Lien Notes due 2026 contain covenants that limit the Company’s ability to, among other things: (a) incur certain liens; (b) enter into sale leaseback transactions; and (c) consolidate, merge, or sell all or substantially all of the Company’s assets. These covenants are subject to a number of important limitations and exceptions. Additionally, upon the occurrence of specified change of control events, the Company must offer to repurchase the notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the purchase date. Each indenture governing the First Lien Notes due 2024 and the First Lien Notes due 2026 also provides for customary events of default.
ADT Notes
In September 2019, the Company repurchased and cancelled $147 million aggregate principal amount of the outstanding ADT Notes due 2020 for a total repurchase price of approximately $149 million, which included the related call premium. In October 2019, the Company redeemed the remaining $153 million principal amount of the outstanding ADT Notes due 2020 for a total redemption price of approximately $155 million included the related call premium.
Loss on Extinguishment of Debt
During the nine months ended September 30, 2019, loss on extinguishment of debt totaled $103 million, which related to $22 million associated with the call premium and partial write-off of unamortized deferred financing costs in connection with the $300 million partial redemption of the Prime Notes in February 2019, $61 million associated with the call premium and partial write-off of unamortized deferred financing costs in connection with the $1 billion partial repayment and cancellation of the Prime Notes in April 2019, $6 million associated with the partial write-off of unamortized deferred financing costs and discount in connection with the $500 million repayment of the First Lien Term B-1 Loan in April 2019, and $13 million associated with the partial write-off of unamortized deferred financing costs and discount in connection with the amendment and restatement to the First Lien Credit Agreement in September 2019.
During the nine months ended September 30, 2018, loss on extinguishment of debt totaled $275 million, which related to $213 million associated with the redemption premium and the write-off of unamortized discount and deferred financing costs in connection with the full redemption of the Company’s prior mandatorily redeemable preferred securities in July 2018 and $62 million associated with the call premium and the partial write-off of unamortized deferred financing costs in connection with the $594 million partial redemption of the Prime Notes in February 2018.

6. Income Taxes
Unrecognized Tax Benefits
During the nine months ended September 30, 2019, the Company did not have a significant change to its unrecognized tax benefits. The Company’s unrecognized tax benefits relate to tax years that remain subject to audit by the taxing authorities in the U.S. federal, state and local, and foreign jurisdictions. Based on the current status of its income tax audits, the Company does not believe that a significant portion of its unrecognized tax benefits will be resolved in the next twelve months.
Effective Tax Rate
The Company’s income tax benefit for the three months ended September 30, 2019 was $36 million, resulting in an effective tax rate for the period of 16.7%. The effective tax rate primarily represents the federal income tax rate of 21.0%, a 21.9% unfavorable impact from valuation allowances established on the net capital losses generated in the U.S. and Canada related to the ADT Canada disposal group, a 5.6% unfavorable impact from non-deductible goodwill impairment loss, offset by a 20.7% favorable impact from net capital losses generated in the U.S. and Canada related to the ADT Canada disposal group, and a 4.6% favorable impact from amendments to prior year tax returns.
Income tax benefit for the three months ended September 30, 2018 was $8 million, resulting in an effective tax rate for the period of 3.2%. The effective tax rate primarily represents the federal income tax rate of 21.0%, an 11.2% unfavorable impact of permanent non-deductible expenses primarily associated with the Company’s prior mandatorily redeemable preferred securities, a 5.6% unfavorable impact from an increase in the Company’s unrecognized tax benefits, and a 4.9% unfavorable impact associated with legislative changes.
The Company’s income tax benefit for the nine months ended September 30, 2019 was $82 million, resulting in an effective tax rate for the period of 18.8%. The effective tax rate primarily represents the federal income tax rate of 21.0%, an 11.0% unfavorable impact from valuation allowances established on the net capital losses generated in the U.S. and Canada related to the ADT Canada disposal group, a 2.8% unfavorable impact from non-deductible goodwill impairment loss, offset by a 10.4% favorable impact from net capital losses generated in the U.S. and Canada related to the ADT Canada disposal group, and a 2.3% favorable impact from amendments to prior year tax returns.
Income tax benefit for the nine months ended September 30, 2018 was $20 million, resulting in an effective tax rate for the period of 4.1%. The effective tax rate primarily represents the federal income tax rate of 21.0%, an 11.6% unfavorable impact of permanent non-deductible expenses primarily associated with the Company’s prior mandatorily redeemable preferred securities, a 7.3% unfavorable impact of future non-deductible share-based compensation, a 4.2% unfavorable impact associated with legislative changes, and offset by a 5.6% favorable impact associated with amendments to prior year tax returns.
7. Commitments and Contingencies
Purchase Obligations
During the nine months ended September 30, 2019, the Company amended an agreement with a wireless network provider, which resulted in a fixed purchase obligation totaling approximately $80 million through 2022. There have been no other material changes to the Company’s purchase obligations outside the ordinary course of business as compared to December 31, 2018.
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

The Company’s accrual for ongoing claims and lawsuits not within scope of an insurance program was not material and in most cases the Company has not accrued for any losses as the ultimate outcome or the range of possible loss cannot be estimated. The Company’s accrual for ongoing claims and lawsuits within scope of an insurance program totaled $109 million and $74 million as of September 30, 2019 and December 31, 2018, respectively.
Environmental Matters
In October 2013, the Company was notified by subpoena that the Office of the Attorney General of California, in conjunction with the Alameda County District Attorney, is investigating whether the Company’s electronic waste disposal policies, procedures, and practices are in violation of the California Business and Professions Code and the California Health and Safety Code. During 2016, Protection One, Inc. was also notified by the same parties that it was subject to a similar investigation. The investigations have been inactive since December 2016 other than a status conference conducted in May 2019. The Company is coordinating joint handling of both investigations and continues to fully cooperate with the respective authorities.
Wireless Encryption Litigation
The Company was subject to five class action claims regarding wireless encryption in certain ADT security systems. Jurisdictionally, three of the five cases were in Federal Court (in districts within Illinois, Arizona, and California), and both of the remaining two cases were in Florida State Court (both in Palm Beach County Circuit Court). Each of the five plaintiffs brought a claim under the respective state’s consumer fraud statute alleging that the Company made misrepresentations and material omissions in its advertising regarding the unencrypted wireless signal pathways in certain security systems monitored by the Company. The complaints in all five cases further alleged that certain security systems monitored by the Company were not secure because the wireless signal pathways were unencrypted and could be easily hacked. In January 2017, the parties agreed to settle all five class action lawsuits. In October 2017, the U.S. District Court for the Northern District of California entered an order granting preliminary approval of the settlement. Notice to class members was issued in November 2017, and the claim submittal process has been completed. A fairness hearing regarding the settlement was conducted in February 2018, after which trial court stayed the settlement proceedings pending an appellate ruling on a related legal issue. The appellate court issued a ruling in early June 2019, and in July 2019 the trial court entered an order granting final approval of the settlement. Settlement checks to the qualified class members were mailed the week of September 9, 2019 and all five pending lawsuits have been dismissed.
Shareholder Litigation
Five substantially similar shareholder class action lawsuits related to the January 2018 IPO of ADT Inc. common stock were filed in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida in March, April, and May 2018 and have been consolidated for discovery and trial and entitled In re ADT Inc. Shareholder Litigation. The lead plaintiffs seek to represent a class of similarly situated shareholders and assert claims for alleged violations of the Securities Act of 1933, as amended (“Securities Act”). The plaintiffs allege that the Company defendants violated the Securities Act because the registration statement and prospectus used to effectuate the IPO were false and misleading in that they allegedly misled investors with respect to litigation involving the Company, the Company’s efforts to protect its intellectual property, and the competitive pressures faced by the Company. The defendants moved to dismiss the consolidated complaint in October 2018. In July 2019 the Florida state court denied the Company’s motions to dismiss the complaint, but reserved its ruling on the motion to dismiss by the Company’s outside directors and requested further briefing. A similar shareholder class action lawsuit entitled Perdomo v ADT Inc., also related to the January 2018 IPO, was filed in the U.S. District Court for the Southern District of Florida in May 2018, for which the plaintiff filed an Amended Complaint in January 2019 as directed by the Court. In September 2019, the parties reached an agreement in principle to settle the actions pending in both the state court and the federal court and the federal court action has been voluntarily dismissed.
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

Los Angeles Alarm Permit Class Action
In June 2013, the Company was served with a class action complaint in California State Court entitled Villegas v. ADT. In this complaint, the plaintiff asserted that the Company violated certain provisions of the California Alarm Act and the Los Angeles Municipal Alarm Ordinance for its alleged failures to obtain alarm permits for its Los Angeles customers and disclose the alarm permit fee in its customer contracts. The plaintiff seeks to recover damages for putative class members who were required to pay enhanced false alarm fines as a result of the Company not obtaining a valid alarm permit at the time of alarm system installation. The case was initially dismissed by the trial court and judgment was entered in the Company’s favor in October 2014, which the plaintiff appealed. In September 2016, the California Appellate Court reversed and remanded the case back to the trial court. In November 2018, the trial court granted the plaintiff’s motion for class certification and certified four subclasses of customers who received fines from the City of Los Angeles on or after May 31, 2010 for a false alarm and for not having an alarm system permit: a pre-March 2009 class of customers installed by the Company; a pre-March 2009 class of customers installed by ADT Authorized Dealers; a post-March 2009 class of customers installed by the Company; and a post-March 2009 class of customers installed by ADT Authorized Dealers. Discovery is ongoing and trial is currently scheduled in February 2020.
TCPA Telemarketing Class Actions
On May 13, 2019, the Company was served in a putative Telephone Consumer Protection Act (“TCPA”) class action lawsuit captioned, Mark Fitzhenry v. ADT LLC and Safe Streets USA LLC, filed in the U.S. District Court for the Southern District of Florida. Plaintiff sought to recover statutory damages allowed under the TCPA on behalf of himself and others similarly situated based on his receipt of a single telemarketing call allegedly made by or on behalf of a third-party ADT authorized dealer. In August 2019, the Company was dismissed from the lawsuit.
On November 7, 2019, the Company was served in a putative TCPA class action lawsuit captioned, Todd Brand v. ADT LLC, Safe Streets USA LLC and Resource Marketing Corp., filed in the U.S. District Court for the Northern District of Florida. Plaintiff seeks to recover statutory damages allowed under the TCPA on behalf of himself and others similarly situated based on his receipt of marketing text messages allegedly made by or on behalf of a third-party ADT authorized dealer. The Company is being defended and indemnified by this third-party ADT authorized dealer.
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
As of September 30, 2019, there have been no material changes to the 2012 Tax Sharing Agreement as compared to December 31, 2018.
8. Derivative Financial Instruments
The Company's derivative financial instruments primarily consist of LIBOR-based interest rate swap contracts, which were entered into with the objective of managing exposure to variability in interest rates on the Company's debt. All interest rate swap contracts are reported in the Condensed Consolidated Balance Sheets at fair value. For the interest rate swap contracts that are not designated as hedges, the change in fair value is recognized in interest expense, net in the Condensed Consolidated Statements of Operations. For the interest rate swap contracts that are designated as cash flow hedges, the change in fair value is recognized as a component of AOCI in the Condensed Consolidated Statements of Comprehensive Loss and is reclassified into interest expense, net in the same period in which the related interest on debt affects earnings.

During the nine months ended September 30, 2019, the Company entered into LIBOR-based interest rate swap contracts with an aggregate notional amount of $725 million. Below is a summary of the Company’s interest rate swap contracts as of September 30, 2019 (in thousands):

Execution	Maturity	Designation	Notional Amount
April 2017	April 2020	Not designated	$1,000,000
June 2018	April 2022	Cash flow hedge	1,500,000
August 2018	April 2022	Cash flow hedge	1,000,000
January 2019	April 2022	Not designated	125,000
January 2019	April 2022	Cash flow hedge	300,000
February 2019	April 2022	Not designated	100,000
February 2019	April 2022	Cash flow hedge	200,000
Total notional amount			$4,225,000

All interest rate swap contracts designated as cash flow hedges were highly effective as of September 30, 2019.
The fair value of the Company’s derivatives and related classification in the Condensed Consolidated Balance Sheets for the periods presented were as follows:

(in thousands)	September 30, 2019	December 31, 2018
Assets
Prepaid expenses and other current assets	$437	$6,525
Other assets	—	1,236

Liabilities
Accrued expenses and other current liabilities	32,163	1,989
Other liabilities	71,331	26,040
Fair value of interest rate swaps	$103,057	$20,268
As of September 30, 2019 and December 31, 2018, AOCI, net of tax related to interest rate swap contracts designated as cash flow hedges was $77 million and $21 million, respectively.
Modifications to Cash Flow Hedges
In October 2019, the Company terminated interest rate swap contracts with an aggregate notional amount of $3.8 billion, of which $2.8 billion were designated as cash flow hedges, and concurrently entered into new LIBOR-based interest rate swap contracts, which were designated as cash flow hedges, with an aggregate notional amount of $2.8 billion and maturity of September 2026. The new interest rate swap terms represent a blend of the current interest rate environment and the unfavorable positions of the terminated interest rate swap contracts.
Forward Foreign Currency Exchange Derivatives
During the fourth quarter of 2019, the Company entered into forward foreign currency exchange contracts in order to manage exposure to variability in foreign exchange rates on the sale proceeds of ADT Canada.
9. Share-based Compensation
During the second quarter of 2019, the Company amended the 2018 Omnibus Incentive Plan (“2018 Plan”) to increase the number of authorized common shares to be issued under the 2018 Plan from approximately 38 million shares to approximately 88 million shares. Share-based compensation expense totaled $19 million and $18 million during the three months ended September 30, 2019 and 2018, respectively, and $65 million and $113 million during the nine months ended September 30, 2019 and 2018, respectively.
Restricted Stock Units
During the nine months ended September 30, 2019, the Company granted approximately 4 million restricted stock units (“RSUs”) under the 2018 Plan. These RSUs are primarily service-based awards with a three-year graded vesting period from the date of grant. The fair value of the RSUs is equal to the closing price per share of the Company’s common stock on the date of grant, which resulted in a weighted-average grant date fair value of $6.23.
Options
During the nine months ended September 30, 2019, the Company granted approximately 9 million options under the 2018 Plan. These options are primarily service-based awards with a three-year graded vesting period from the date of grant, an exercise price equal to the closing price per share of the Company’s common stock on the date of grant, which resulted in a weight-average exercise price of $6.18, and a contractual term of ten years from the grant date. The 2018 Plan’s provisions allow for adjustments to the exercise price of options in the event of specified changes in capital or operating structure.
The Company used the following significant assumptions to estimate the grant date fair value for the options using the Black Scholes valuation approach:

For the Nine Months Ended September 30, 2019
Risk-free interest rate	1.58% - 2.51%
Expected exercise term (years)	6.0 - 6.5
Expected dividend yield	2.1% - 2.7%
Expected volatility	41%

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
During the nine months ended September 30, 2019, the weighted-average grant date fair value for options granted was $2.11.
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
During the nine months ended September 30, 2019, the Company declared the following dividends on common stock:

Declared Date	Dividend per Share	Record Date	Payment Date
March 11, 2019	$0.035	April 2, 2019	April 12, 2019
May 7, 2019	$0.035	June 11, 2019	July 2, 2019
August 6, 2019	$0.035	September 11, 2019	October 2, 2019

During the three months ended September 30, 2019, the Company declared $26 million (or $0.035 per share) in dividends, of which $3 million represents the portion of the dividends settled in cash and $23 million represents the portion of the dividends settled in shares of common stock, which resulted in the issuance of approximately 4 million shares of common stock, on October 2, 2019.

During the nine months ended September 30, 2019, the Company declared $79 million (or $0.105 per share) in dividends. When including the October 2, 2019 payment date, approximately $11 million represents the portion of the dividends settled in cash and $68 million represents the portion of the dividends settled in shares of common stock, which resulted in the issuance of 11 million shares of common stock.
Apollo has informed the Company that it has elected to discontinue participation in the DRIP with respect to dividends of the Company subsequent to the October 2, 2019 dividend payment.
On November 12, 2019, the Company announced a dividend of $0.035 per share to common stockholders of record on December 13, 2019, which will be distributed on January 3, 2020.
On November 12, 2019, the Company announced a special dividend of $0.70 per share to common stockholders of record as of December 13, 2019, which will be distributed on December 23, 2019.
Share Repurchase Program
In February 2019, the Company approved a share repurchase program, which permitted the Company to repurchase up to $150 million of the Company’s shares of common stock through February 27, 2021. The Company effected these repurchases pursuant to one or more trading plans adopted in accordance with Securities Exchange Act Rule 10b5-1, in privately negotiated transactions, in open market transactions, or pursuant to an accelerated share repurchase program. The share repurchase program was conducted in accordance with Securities Exchange Act Rule 10b-18 and was substantially complete as of September 30, 2019.
During the nine months ended September 30, 2019, the Company repurchased 24 million shares of common stock for approximately $150 million. There were no share repurchases during the three months ended September 30, 2019. All of the shares repurchased were treated as retirements and reduced the number of shares issued and outstanding. In addition, the Company recorded the excess of the purchase price over the par value per share as a reduction to additional paid-in capital.
Accumulated Other Comprehensive Loss
There were no material reclassifications out of AOCI during the three months and nine months ended September 30, 2019 and 2018.
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
The computations of basic and diluted net loss per share for the periods presented are as follows:

	For the Three Months Ended		For the Nine Months Ended
(in thousands, except per share amounts)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Numerator:
Net loss	$(181,630)	$(235,544)	$(352,157)	$(459,686)
Denominator:
Weighted-average shares outstanding, basic and diluted	739,852	755,277	748,500	744,720

Net loss per share, basic and diluted	$(0.25)	$(0.31)	$(0.47)	$(0.62)

12. Related Party Transactions
The Company’s related party transactions primarily relate to management, consulting, and transaction advisory services provided by Apollo, as well as monitoring and related services provided to other entities controlled by Apollo. There were no significant related party transactions for the three months or nine months ended September 30, 2019 and 2018.

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
Certain of the Company’s transactions do not qualify for the practical expedient as the lease component represents a sales-type lease, and as such, the Company separately accounts for the lease component and non-lease component. The Company’s sales-type leases are not material.
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
The Company’s leases do not contain material residual value guarantees or restrictive covenants. The Company’s subleases are not material.

The following table presents the amounts reported in the Company’s Condensed Consolidated Balance Sheets related to operating and finance leases as of the periods presented below:

Leases (in thousands)	Classification	September 30, 2019	January 1, 2019
Assets
Current
Operating	Prepaid expenses and other current assets	$1,191	$1,642
Non-current
Operating	Other assets	123,658	125,936
Finance	Property and equipment, net(a)	69,359	38,181
Total right-of-use assets		$194,208	$165,759
Liabilities
Current
Operating	Accrued expenses and other current liabilities	$30,851	$30,357
Finance	Current maturities of long-term debt	28,140	18,343
Non-current
Operating	Other liabilities	98,785	99,168
Finance	Long-term debt	51,566	31,568
Total lease liabilities		$209,342	$179,436
_________________

(a)	Finance right-of-use assets are recorded net of accumulated amortization of approximately $39 million and $32 million as of September 30, 2019 and January 1, 2019, respectively.
The following is a summary of the Company’s lease cost for the presented periods:

Lease Cost (in thousands)	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Operating lease cost	$14,618	$44,691
Finance lease cost
Amortization of right-of-use assets	6,780	17,298
Interest on lease liabilities	1,017	2,674
Variable lease costs	11,096	35,955
Total lease cost	$33,511	$100,618

The following is a summary of the cash flows and supplemental information associated with the Company’s leases for the presented period:

Other information (in thousands)	For the Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$45,116
Operating cash flows from finance leases	2,674
Financing cash flows from finance leases	17,166
Right-of-use assets obtained in exchange for new finance lease liabilities	49,053
Right-of-use assets obtained in exchange for new operating lease liabilities	41,307

The following is a summary of the weighted-average lease term and discount rate for operating and finance leases as of the presented period:

Lease Term and Discount Rate	September 30, 2019
Weighted-average remaining lease term (years)
Operating leases	4.8
Finance leases	3.2
Weighted-average discount rate
Operating leases	6.50%
Finance leases	5.00%

The following is a maturity analysis related to the Company’s operating and finance leases as of September 30, 2019:

Maturity of Lease Liabilities (in thousands)	Operating Leases	Finance Leases
2019	$8,692	$7,902
2020	36,883	29,075
2021	31,514	24,138
2022	28,363	18,707
2023	22,670	5,854
Thereafter	23,393	291
Total lease payments	$151,515	$85,967
Less interest	21,879	6,261
Total	$129,636	$79,706

The following is a maturity analysis related to the Company’s operating and finance leases as of December 31, 2018:

Maturity of Lease Liabilities (in thousands)	Operating Leases	Finance Leases
2019	$40,192	$20,604
2020	31,885	16,735
2021	26,336	10,728
2022	22,751	5,386
2023	16,731	696
Thereafter	17,727	—
Total lease payments	$155,622	$54,149
Less interest	—	4,238
Total	$155,622	$49,911

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Unless otherwise indicated or the context otherwise requires, references in this quarterly report on Form 10-Q (“Quarterly Report”) to (i) “we,” “our,” “us,” “ADT,” and the “Company” refer to ADT Inc., a Delaware corporation and each of its consolidated subsidiaries, (ii) “Ultimate Parent” refers to Prime Security Services TopCo Parent, LP, our direct parent company, (iii) our “Sponsor” refers to certain investment funds directly or indirectly managed by Apollo Global Management, Inc., its subsidiaries, and its affiliates (“Apollo”).
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
OVERVIEW
We are a leading provider of security, automation, and smart home solutions serving consumer and business customers with the largest network of security professionals in the United States (“U.S.”). We offer many ways to help protect customers by delivering lifestyle-driven solutions via professionally installed, do-it-yourself (“DIY”), mobile, and digital-based offerings for residential, small business, and larger commercial customers. Our monitored security and automation offerings involve the installation and monitoring of security and premises automation systems designed to detect intrusion; control access; sense movement, smoke, fire, carbon monoxide, flooding, temperature, and other environmental conditions and hazards; and address personal emergencies, such as injuries, medical emergencies, or incapacitation. Our products and services include interactive technologies to allow our customers to remotely monitor and manage their residential and commercial environments by adding automation capabilities to our monitored security systems. Through our interactive offerings, customers are able to remotely access information regarding the security of their residential or commercial environment, arm and disarm their security system, adjust lighting or thermostat levels, or view real-time video from cameras covering different areas of their premises via web-enabled devices (such as smart phones, laptops, and tablet computers) and a customized web portal. Additionally, our interactive automation solutions enable customers to create customized schedules or automation for managing lights, thermostats, appliances, and garage doors. The system can also be programmed to perform additional functions such as recording and viewing live video and sending text messages based on triggering events.
We are extending the concept of security from the physical home or business to cybersecurity and personal on-the-go security and safety. Customers’ increasingly mobile and active lifestyles have created new opportunities for us in the fast-growing market for self-monitored, DIY products and services and in mobile technology. Our technology also allows us to service our customers via various connected and wearable devices whether they are at home or on-the-go.
In addition, we offer professional monitoring of third-party devices by enabling other companies to integrate solutions into our monitoring and billing platform. This allows us to provide monitoring solutions to customers who do not currently have an installed ADT security system or interactive automation platform.
As of September 30, 2019, we serve more than 7 million recurring revenue customers, excluding contracts monitored but not owned. We are one of the largest full-service companies with a national footprint providing both residential and commercial monitored security. We deliver an integrated customer experience by maintaining the industry’s largest sales, installation, and service field workforce, as well as a 24/7 professional monitoring network.
BASIS OF PRESENTATION
All financial information presented in this section has been prepared in U.S. dollars in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and includes the accounts of ADT Inc. and its subsidiaries. All intercompany transactions have been eliminated.
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
Radio Conversion Costs
We received notice from AT&T, our largest wireless network provider, that it will be retiring its 3G network in 2022, which is also the year the Code-Division Multiple Access (“CDMA”) network used to provide services to some of our customers is being retired. We currently provide services to approximately 3.4 million customer sites that use 3G or CDMA cellular equipment, which number is decreasing on a monthly basis in the ordinary course of business due to attrition, upgrades, and repairs. Our plans to address this transition are not yet finalized, and the impact involves numerous estimates and variables. Among other factors, we will look to reduce any applicable costs to us, such as hardware costs currently estimated to be less than $90 per site, by exploring cost-sharing opportunities, working with our suppliers, carriers, and customers, and to increase revenue by using the transition as an opportunity to sell new products and services in conjunction with replacing the radio and to more rapidly transition customers to our new Command and Control technology. We currently estimate that aggregate net expenditures could be between $200 million to $325 million through 2022. For 2019, we expect to incur net costs of approximately $25 million to $35 million associated with radio conversion costs.
SIGNIFICANT EVENTS
The comparability of our results of operations has been impacted by the following:
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

Disposition of Canadian Operations

On September 30, 2019, we entered into an agreement to sell all of the shares of ADT Security Services Canada, Inc. (“ADT Canada”) to TELUS Corporation (“TELUS”). On November 5, 2019, we completed the sale of ADT Canada for CAD $683 million (approximately $519 million as of the date of closing) in cash, which remains subject to certain post-closing purchase price adjustments. In connection with the sale of ADT Canada, we also entered into a non-competition and non-solicitation agreement with TELUS pursuant to which we will not have any operations in Canada, subject to limited exceptions for cross-border commercial customers and mobile safety applications, for a period of seven years. Additionally, we entered into a patent and trademark license agreement with TELUS granting the usage of our trademarks and patents in Canada to TELUS for a period of seven years. Finally, we entered into a transition services agreement with TELUS whereby we will provide certain post-closing services to TELUS related to the business of ADT Canada.
The sale of ADT Canada did not represent a strategic shift that will have a major effect on our operations and financial results, and therefore, did not meet the criteria to be reported as discontinued operations.
KEY PERFORMANCE INDICATORS
In evaluating our results, we utilize key performance indicators, which include non-GAAP measures as well as certain other operating metrics such as recurring monthly revenue and gross customer revenue attrition. Our computations of key performance indicators may not be comparable to other similarly titled measures reported by other companies. Additionally, our operating metric key performance indicators are approximated as there may be variations to reported results in each period due to certain adjustments we might make in connection with the integration over several periods of acquired companies that calculated these metrics differently, or otherwise, including periodic reassessments and refinements in the ordinary course of business. These refinements, for example, may include changes due to systems conversion or historical methodology differences in legacy systems.
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
Gross customer revenue attrition is calculated on a trailing twelve-month basis, the numerator of which is the RMR lost during the period due to attrition, net of dealer charge-backs and reinstated customers, excluding contracts monitored but not owned and DIY customers, and the denominator of which is total annualized RMR based on an average of RMR under contract at the beginning of each month during the period.
As of January 1, 2019, in conjunction with the acquisition of LifeShield LLC, we began presenting gross customer revenue attrition excluding existing and new DIY customers. As a result, trailing twelve-month gross customer revenue attrition excludes DIY customers for all periods presented in this report. For all reports covering periods prior to January 1, 2019, trailing twelve-month gross customer revenue attrition included DIY customers. Including DIY customers as of September 30, 2018 rounds to the same percentage as presented in this report.
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

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
The following table sets forth our condensed consolidated results of operations, and key performance indicators for the periods presented.

(in thousands, except as otherwise indicated)	For the Three Months Ended
Results of Operations:	September 30, 2019	September 30, 2018	$ Change
Monitoring and related services	$1,093,564	$1,029,399	$64,165
Installation and other	207,006	118,917	88,089
Total revenue	1,300,570	1,148,316	152,254
Cost of revenue (exclusive of depreciation and amortization shown separately below)	356,556	263,286	93,270
Selling, general and administrative expenses	378,645	295,119	83,526
Depreciation and intangible asset amortization	505,832	474,772	31,060
Merger, restructuring, integration, and other	9,800	(6,708)	16,508
Goodwill impairment	45,482	—	45,482
Loss on business held for sale	55,489	—	55,489
Operating (loss) income	(51,234)	121,847	(173,081)
Interest expense, net	(152,431)	(152,405)	(26)
Loss on extinguishment of debt	(14,532)	(213,239)	198,707
Other income	200	552	(352)
Loss before income taxes	(217,997)	(243,245)	25,248
Income tax benefit	36,367	7,701	28,666
Net loss	$(181,630)	$(235,544)	$53,914

Key Performance Indicators: (1)
RMR	$351,381	$340,278	$11,103
Gross customer revenue attrition (percent) (2)	13.5%	13.4%	10bps
Adjusted EBITDA (3)	$624,476	$609,763	$14,713
_______________________

(1)	Refer to the “—Key Performance Indicators” section for the definitions of these key performance indicators.

(2)
Trailing twelve-month gross customer revenue attrition excludes DIY customers for all periods presented in this report. For all reports covering periods prior to January 1, 2019, trailing twelve-month gross customer revenue attrition included DIY customers. Including DIY customers as of September 30, 2018 rounds to the same percentage as presented in this report. Refer to the “—Key Performance Indicators” section for further details.

(3)	Adjusted EBITDA is a non-GAAP measure. Refer to the “—Non-GAAP Measures” section for the definition of this term and reconciliation to the most comparable GAAP measure.
Monitoring and Related Services Revenue
The increase in monitoring and related services revenue was driven by an increase in recurring revenue as well as service revenue. Recurring revenue increased primarily due to incremental revenue from recent acquisitions. The remainder of the increase in recurring revenue was due to improvements in average pricing, partially offset by customer attrition and lower volume of customer additions. These factors were also a primary driver for the increase in RMR to $351 million as of September 30, 2019 from $340 million as of September 30, 2018, which represents an increase of 3%, of which 2% is due to the Red Hawk Acquisition. The improvement in average pricing was driven by the addition of new customers at higher rates, largely due to new subscribers generally selecting higher priced services as compared to our existing customers, as well as price escalations on our existing customer base. As of September 30, 2019 and September 30, 2018, gross customer revenue attrition was 13.5% and 13.4%, respectively. The increase in attrition was primarily due to a higher rate of non-payment disconnects. The increase in service revenue was primarily due to incremental revenue from recent acquisitions.
Installation and Other Revenue
The increase in installation and other revenue was primarily due to $81 million related to revenue from equipment sold outright to customers, the majority of which is due to incremental revenue associated with recent acquisitions. The remaining increase was due to additional amortization of deferred subscriber acquisition revenue during the three months ended September 30, 2019.

Cost of Revenue
The increase in cost of revenue was primarily due to an increase of $64 million related to installation costs associated with a higher volume of sales where equipment is sold outright to customers, the majority of which was due to the incremental volume associated with recent acquisitions. The remaining increase is primarily due to incremental field service costs associated with recent acquisitions.
Selling, General and Administrative Expenses
The increase in selling, general and administrative expenses was primarily due to $33 million of incremental expenses associated with recent acquisitions, $22 million of financing and consent fees associated with the financing transactions that occurred in 2019, $11 million of radio conversion costs associated with upgrading cellular technology used in many of our security systems, $6 million from an estimated legal settlement, net of insurance, in 2019, as well as increases in advertising and selling expenses, which includes amortization of deferred subscriber acquisition costs.
Depreciation and Intangible Asset Amortization
The increase in depreciation and intangible asset amortization expense was primarily due to $21 million associated with the amortization of customer contracts acquired under the ADT Authorized Dealer Program. The remainder of the increase is due to the impact of recent acquisitions, capital expenditures, and subscriber system assets.
Merger, Restructuring, Integration, and Other
The increase in merger, restructuring, integration, and other was primarily due to the timing and amount of fair value remeasurements on a strategic investment, which resulted in a loss of $5 million in 2019 compared to a gain of $11 million in 2018.
Goodwill Impairment
In connection with the ADT Canada disposal group being classified as held for sale, we assessed the recoverability of the underlying goodwill, which resulted in a goodwill impairment loss of $45 million as of September 30, 2019. We did not record a goodwill impairment loss in the three months ended September 30, 2018.
Loss on Business Held for Sale
In connection with the ADT Canada disposal group being classified as held for sale, we recorded a loss on business held for sale of $55 million in order to measure the ADT Canada disposal group at the lower of its carrying amount or fair value less costs to sell as of September 30, 2019. We did not record a loss on business held for sale in the three months ended September 30, 2018.
Interest Expense, net
Interest expense, net remained relatively flat for the three months ended September 30, 2019. Interest expense increased by $21 million related to the issuance of the 5.250% first-priority senior secured notes due 2024 (“First Lien Notes due 2024”) and the 5.750% first-priority senior secured notes due 2026 (“First Lien Notes due 2026”) in April 2019. In addition, interest expense increased by $5 million related to our variable-rate first lien term loans under our first lien credit agreement (“First Lien Credit Agreement”) primarily due to increasing interest rates, including the net impact of our interest rate swaps. These increases were offset by a reduction in interest expense of $30 million on the 9.250% second-priority senior secured notes due 2023 (“Prime Notes”) due to the decrease in principal associated with the partial redemptions of the Prime Notes in February 2019 and April 2019.
Loss on Extinguishment of Debt
During the three months ended September 30, 2019, loss on extinguishment of debt totaled $15 million, substantially all of which related to the partial write-off of unamortized deferred financing costs and discount in connection with the amendment and restatement to the First Lien Credit Agreement in September 2019.
During the three months ended September 30, 2018, loss on extinguishment of debt totaled $213 million, which related to the payment of the redemption premium and tax reimbursements, as well as the write-off of the unamortized discount and deferred financing costs in connection with the full redemption of our prior mandatorily redeemable preferred securities in July 2018.

Income Tax Benefit
Income tax benefit for the three months ended September 30, 2019 was $36 million, resulting in an effective tax rate for the period of 16.7%. The effective tax rate primarily represents the federal income tax rate of 21.0%, a 21.9% unfavorable impact from valuation allowances established on the net capital losses generated in the U.S. and Canada related to the ADT Canada disposal group, a 5.6% unfavorable impact from non-deductible goodwill impairment loss, offset by a 20.7% favorable impact from net capital losses generated in the U.S. and Canada related to the ADT Canada disposal group, and a 4.6% favorable impact from amendments to prior year tax returns.
Income tax benefit for the three months ended September 30, 2018 was $8 million, resulting in an effective tax rate for the period of 3.2%. The effective tax rate primarily represents the federal income tax rate of 21.0%, an 11.2% unfavorable impact of permanent non-deductible expenses primarily associated with our prior mandatorily redeemable preferred securities, a 5.6% unfavorable impact from an increase in our unrecognized tax benefits, and a 4.9% unfavorable impact associated with legislative changes.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
The following table sets forth our condensed consolidated results of operations, summary cash flow data, and key performance indicators for the periods presented.

(in thousands, except as otherwise indicated)	For the Nine Months Ended
Results of Operations:	September 30, 2019	September 30, 2018	$ Change
Monitoring and related services	$3,249,401	$3,069,817	$179,584
Installation and other	577,973	326,406	251,567
Total revenue	3,827,374	3,396,223	431,151
Cost of revenue (exclusive of depreciation and amortization shown separately below)	1,020,603	757,905	262,698
Selling, general and administrative expenses	1,047,818	922,627	125,191
Depreciation and intangible asset amortization	1,502,574	1,446,768	55,806
Merger, restructuring, integration, and other	23,069	1,770	21,299
Goodwill impairment	45,482	—	45,482
Loss on business held for sale	55,489	—	55,489
Operating income	132,339	267,153	(134,814)
Interest expense, net	(465,977)	(501,217)	35,240
Loss on extinguishment of debt	(103,004)	(274,836)	171,832
Other income	2,909	29,374	(26,465)
Loss before income taxes	(433,733)	(479,526)	45,793
Income tax benefit	81,576	19,840	61,736
Net loss	$(352,157)	$(459,686)	$107,529

Summary Cash Flow Data:
Net cash provided by operating activities	$1,459,249	$1,405,964	$53,285
Net cash used in investing activities	$(1,156,921)	$(1,084,020)	$(72,901)
Net cash used in financing activities	$(509,716)	$(187,483)	$(322,233)

Key Performance Indicators: (1)
RMR	$351,381	$340,278	$11,103
Gross customer revenue attrition (percent) (2)	13.5%	13.4%	10 bps
Adjusted EBITDA (3)	$1,876,050	$1,839,917	$36,133
Free Cash Flow (3)	$394,036	$356,867	$37,169
_______________________

(1)	Refer to the “—Key Performance Indicators” section for the definitions of these key performance indicators.

(2)
Trailing twelve-month gross customer revenue attrition excludes DIY customers for all periods presented in this report. For all reports covering periods prior to January 1, 2019, trailing twelve-month gross customer revenue attrition included DIY customers. Including DIY customers as of September 30, 2018 rounds to the same percentage as presented in this report. Refer to the “—Key Performance Indicators” section for further details.

(3)	Adjusted EBITDA and Free Cash Flow are non-GAAP measures. Refer to the “—Non-GAAP Measures” section for the definitions of these terms and reconciliations to the most comparable GAAP measures.

Monitoring and Related Services Revenue
The increase in monitoring and related services revenue was driven by an increase in recurring revenue as well as service revenue. Recurring revenue increased primarily due to incremental revenue from recent acquisitions. The remainder of the increase in recurring revenue was due to improvements in average pricing, partially offset by customer attrition and lower volume of customer additions. These factors were also a primary driver for the increase in RMR to $351 million as of September 30, 2019 from $340 million as of September 30, 2018, which represents an increase of 3%, of which 2% is due to the Red Hawk Acquisition. The improvement in average pricing was driven by the addition of new customers at higher rates, largely due to new subscribers generally selecting higher priced services as compared to our existing customers, as well as price escalations on our existing customer base. As of September 30, 2019 and September 30, 2018, gross customer revenue attrition was 13.5% and 13.4%, respectively. The increase in attrition was primarily due to a higher rate of non-payment disconnects. The increase in service revenue was primarily due to incremental revenue from recent acquisitions.
Installation and Other Revenue
The increase in installation and other revenue was primarily due to $229 million related to revenue from equipment sold outright to customers, the majority of which is due to incremental revenue associated with recent acquisitions. The remaining increase was due to additional amortization of deferred subscriber acquisition revenue during the nine months ended September 30, 2019.
Cost of Revenue
The increase in cost of revenue was primarily due to an increase of $185 million related to installation costs associated with a higher volume of sales where equipment is sold outright to customers, the majority of which was due to the incremental volume associated with recent acquisitions. The remaining increase is primarily due to incremental field service costs associated with recent acquisitions.
Selling, General and Administrative Expenses
The increase in selling, general and administrative expenses was primarily due to $88 million of incremental expenses associated with recent acquisitions, $23 million of financing and consent fees associated with the financing transactions that occurred in 2019, $17.5 million from two favorable legal settlements in 2018, $9 million of radio conversion costs associated with upgrading cellular technology used in many of our security systems, $6 million from an estimated legal settlement, net of insurance, in 2019, as well as increases in advertising and selling expenses, which includes amortization of deferred subscriber acquisition costs. These increases were partially offset by a reduction in share-based compensation of approximately $48 million primarily due to certain awards with accelerated vesting conditions that became fully vested in July 2018 as a result of our IPO.
Depreciation and Intangible Asset Amortization
The increase in depreciation and intangible asset amortization expense was primarily due to $66 million associated with the amortization of customer contracts acquired under the ADT Authorized Dealer Program, partially offset by a decrease in amortization expense of approximately $39 million primarily associated with the Protection One trade name, which became fully amortized in June 2018. The remainder of the increase is due to the impact of recent acquisitions, capital expenditures, and subscriber system assets.
Merger, Restructuring, Integration, and Other
The increase in merger, restructuring, integration, and other was primarily due to the timing and amount of fair value remeasurements on a strategic investment, which resulted in a loss of $9 million in 2019 compared to a gain of $11 million in 2018.
Goodwill Impairment
In connection with the ADT Canada disposal group being classified as held for sale, we assessed the recoverability of the underlying goodwill, which resulted in a goodwill impairment loss of $45 million. We did not record a goodwill impairment loss in the nine months ended September 30, 2018.
Loss on Business Held for Sale
In connection with the ADT Canada disposal group being classified as held for sale, we recorded a loss on business held for sale of $55 million in order to measure the ADT Canada disposal group at the lower of its carrying amount or fair value less costs to sell as of September 30, 2019. We did not record a loss on business held for sale in the nine months ended September 30, 2018.

Interest Expense, net
The decrease in interest expense, net was primarily driven by the reduction in interest expense of $72 million on the Prime Notes due to the decrease in principal associated with the timing of partial redemptions in 2018 and 2019, and the reduction in interest expense of $53 million on our prior mandatorily redeemable preferred securities, which were fully redeemed in July of 2018. These decreases were partially offset by the increase in interest expense of $41 million related to the issuance of the First Lien Notes due 2024 and First Lien Notes due 2026 in April 2019. In addition, the decreases were offset by the increase in interest expense of $36 million related to our variable-rate first lien term loans under our First Lien Credit Agreement primarily due to increasing interest rates and the timing of borrowings and repayments, including the net impact of our interest rate swaps.
Loss on Extinguishment of Debt
During the nine months ended September 30, 2019, loss on extinguishment of debt totaled $103 million, which related to $22 million associated with the call premium and partial write-off of unamortized deferred financing costs in connection with the $300 million partial redemption of the Prime Notes in February 2019, $61 million associated with the call premium and partial write-off of unamortized deferred financing costs in connection with the $1 billion partial repayment and cancellation of the Prime Notes in April 2019, $6 million associated with the partial write-off of unamortized deferred financing costs and discount in connection with the $500 million repayment of the first lien term loan due in May 2022 (“First Lien Term B-1 Loan”) in April 2019, and $13 million associated with the partial write-off of unamortized deferred financing costs and discount in connection with the amendment and restatement to the First Lien Credit Agreement in September 2019.
During the nine months ended September 30, 2018, loss on extinguishment of debt totaled $275 million and included approximately $213 million associated with the full redemption of our prior mandatorily redeemable preferred securities in July 2018, which related to the payment of the redemption premium and tax reimbursements, as well as the write-off of the unamortized discount and deferred financing costs. In addition, loss on extinguishment of debt included approximately $62 million primarily associated with the partial redemption of the Prime Notes in February 2018, which related to the payment of the call premium, as well as the write-off of a portion of the unamortized deferred financing costs.
Other Income (Expense)
Other income was not material during the nine months ended September 30, 2019. During the nine months ended September 30, 2018, other income primarily includes $22 million of licensing fees as well as a gain of $7.5 million from the sale of equity in a third party that we received as part of a settlement.
Income Tax Benefit
Income tax benefit for the nine months ended September 30, 2019 was $82 million, resulting in an effective tax rate for the period of 18.8%. The effective tax rate primarily represents the federal income tax rate of 21.0%, an 11.0% unfavorable impact from valuation allowances established on the net capital losses generated in the U.S. and Canada related to the ADT Canada disposal group, a 2.8% unfavorable impact from non-deductible goodwill impairment loss, offset by a 10.4% favorable impact from net capital losses generated in the U.S. and Canada related to the ADT Canada disposal group, and a 2.3% favorable impact from amendments to prior year tax returns.
Income tax benefit for the nine months ended September 30, 2018 was $20 million, resulting in an effective tax rate for the period of 4.1%. The effective tax rate primarily represents the federal income tax rate of 21.0%, an 11.6% unfavorable impact of permanent non-deductible expenses primarily associated with our prior mandatorily redeemable preferred securities, a 7.3% unfavorable impact of future non-deductible share-based compensation, a 4.2% unfavorable impact associated with legislative changes, and offset by a 5.6% favorable impact associated with amendments to prior year tax returns.
NON-GAAP MEASURES
To provide investors with additional information in connection with our results as determined in accordance with GAAP, we disclose Adjusted EBITDA and Free Cash Flow as non-GAAP measures. These measures are not financial measures calculated in accordance with GAAP and should not be considered as a substitute for net income, operating income, cash flows, or any other measure calculated in accordance with GAAP, and may not be comparable to similarly titled measures reported by other companies.
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
There are material limitations to using Adjusted EBITDA. Adjusted EBITDA does not take into account certain significant items, including depreciation and amortization, interest, taxes, and other adjustments which directly affect our net income or loss. These limitations are best addressed by considering the economic effects of the excluded items independently, and by considering Adjusted EBITDA in conjunction with net income or loss as calculated in accordance with GAAP.
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

Adjusted EBITDA
The table below reconciles Adjusted EBITDA to net loss for the periods presented.

	For the Three Months Ended			For the Nine Months Ended
(in thousands)	September 30, 2019	September 30, 2018	$ Change	September 30, 2019	September 30, 2018	$ Change
Net loss	$(181,630)	$(235,544)	$53,914	$(352,157)	$(459,686)	$107,529
Interest expense, net	152,431	152,405	26	465,977	501,217	(35,240)
Income tax benefit	(36,367)	(7,701)	(28,666)	(81,576)	(19,840)	(61,736)
Depreciation and intangible asset amortization	505,832	474,772	31,060	1,502,574	1,446,768	55,806
Amortization of deferred subscriber acquisition costs	20,784	15,724	5,060	58,544	42,876	15,668
Amortization of deferred subscriber acquisition revenue	(28,034)	(20,826)	(7,208)	(78,506)	(56,381)	(22,125)
Share-based compensation expense	18,876	17,803	1,073	65,126	112,905	(47,779)
Merger, restructuring, integration, and other	9,800	(6,708)	16,508	23,069	1,770	21,299
Goodwill impairment	45,482	—	45,482	45,482	—	45,482
Loss on business held for sale	55,489	—	55,489	55,489	—	55,489
Loss on extinguishment of debt	14,532	213,239	(198,707)	103,004	274,836	(171,832)
Radio conversion costs, net(1)	11,718	1,725	9,993	12,637	4,751	7,886
Financing and consent fees(2)	21,892	—	21,892	23,279	—	23,279
Foreign currency losses/(gains)(3)	207	(622)	829	(531)	1,117	(1,648)
Acquisition related adjustments(4)	4,026	3,412	614	16,725	11,166	5,559
Licensing fees(5)	—	—	—	—	(21,533)	21,533
Other(6)	9,438	2,084	7,354	16,914	(49)	16,963
Adjusted EBITDA	$624,476	$609,763	$14,713	$1,876,050	$1,839,917	$36,133
___________________

(1)	Represents costs associated with upgrading cellular technology used in many of our security systems, offset by any incremental revenue earned.

(2)	Represents fees incurred associated with the issuance, restatement, and amendment of debt.

(3)	Represents the conversion of intercompany loans that are denominated in Canadian dollars to U.S. dollars.

(4)	Represents amortization of purchase accounting adjustments and compensation arrangements related to acquisitions

(5)	The nine months ended September 30, 2018 include other income related to approximately $22 million of one-time licensing fees.

(6)
Represents certain advisory and other costs associated with our transition to a public company as well as other charges and non-cash items. The three and nine months ended September 30, 2019 include an estimated legal settlement, net of insurance, of $6 million. The nine months ended September 30, 2018 include a gain of $7.5 million from the sale of equity in a third party that we received as part of a settlement.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
For the three months ended September 30, 2019, Adjusted EBITDA increased by $15 million compared to 2018. This increase was primarily due to an increase in monitoring and related services revenue combined with higher revenue from transactions in which equipment is sold outright to customers, partially offset by the associated costs and an increase in selling, general and administrative expenses, excluding items outside of our definition of Adjusted EBITDA.
Refer to the discussions above under “—Results of Operations” for further details.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
For the nine months ended September 30, 2019, Adjusted EBITDA increased by $36 million compared to 2018. This increase was primarily due to an increase in monitoring and related services revenue combined with higher revenue from transactions in which equipment is sold outright to customers, partially offset by the associated costs and an increase in selling, general and administrative expenses, excluding items outside of our definition of Adjusted EBITDA.
Refer to the discussions above under “—Results of Operations” for further details.

Free Cash Flow
The table below reconciles Free Cash Flow to net cash provided by operating activities for the periods presented.

	For the Nine Months Ended
(in thousands)	September 30, 2019	September 30, 2018	$ Change
Net cash provided by operating activities	$1,459,249	$1,405,964	$53,285
Dealer generated customer accounts and bulk account purchases	(514,487)	(526,654)	12,167
Subscriber system assets	(430,586)	(428,292)	(2,294)
Capital expenditures	(120,140)	(94,151)	(25,989)
Free Cash Flow	$394,036	$356,867	$37,169
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
We are a highly leveraged company with significant debt service requirements with a carrying value of total debt outstanding, including finance lease obligations, of $9.9 billion as of September 30, 2019.
Long-Term Debt
Significant changes in our debt during the nine months ended September 30, 2019 were as follows:
First Lien Credit Agreement
In April 2019, and in connection with a $500 million repayment of the First Lien Term B-1 Loan, we amended and restated the First Lien Credit Agreement governing the First Lien Term B-1 Loan to, among other things, (a) authorize the redemption of the outstanding principal amount of the Prime Notes, (b) authorize the incurrence of the First Lien Notes due 2024 and First Lien Notes due 2026 by amending the Net First Lien Leverage Ratio for the incurrence of pari passu indebtedness to 3.20 to 1.00 (from 2.35 to 1.00), (c) provide for $300 million of additional incremental pari passu debt capacity, and (d) increase the borrowing capacity under a first lien revolving credit facility (“First Lien Revolving Credit Facility”) by an additional $50 million, which replaced the Mizuho Bank Revolving Credit Facility (as defined below). We incurred approximately $17 million in deferred financing costs in connection with this amendment and restatement.
In September 2019, and in connection with an approximately $300 million repayment of the First Lien Term B-1 Loan, we amended and restated the First Lien Credit Agreement to refinance and replace the $3.4 billion aggregate principal amount of the First Lien Term B-1 Loan with $3.1 billion aggregate principal amount of a first lien term loan due 2026 (“First Lien Term Loan due 2026”), which was issued at a 1% discount, and make other changes to, among other things, provide us with additional flexibility to incur additional indebtedness and fund future distributions to stockholders. Deferred financing costs in connection with this amendment and restatement were not material.
The First Lien Term Loan due 2026 requires scheduled quarterly payments equal to 0.25% of the aggregate outstanding principal amount, or approximately $8 million per quarter, with the remaining balance payable at maturity. In addition, we are required to make annual prepayments on the outstanding First Lien Term Loan due 2026 with a percentage of our excess cash flow, as defined in the First Lien Credit Agreement, if the excess cash flow exceeds a certain specified threshold. We may make voluntary prepayments on the First Lien Term Loan due 2026 at any time prior to maturity at par, subject to a 1.00% prepayment premium in the event of certain specified events at any time during the first six months after the closing date of the amendment. The First Lien Term Loan due 2026 has an interest rate calculated as, at our option, either (a) LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs (“Adjusted LIBOR”) with a floor of 1.00%, or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50% per annum, (ii) the prime rate published by the Wall Street Journal, and (iii) one-month Adjusted LIBOR plus 1.00% per annum (“Base Rate”), in each case, plus the applicable margin of 3.25% for Adjusted LIBOR loans and 2.25% for Base Rate loans and is payable at least quarterly.
As of September 30, 2019, we had a $400 million First Lien Revolving Credit Facility, the incurrence of which was subject to compliance with certain terms and conditions under our debt agreements. We had no borrowings under the First Lien Revolving Credit Facility as of September 30, 2019.
Mizuho Bank Revolving Credit Facility
In February 2019, we entered into a first lien revolving credit agreement with an aggregate available commitment of up to $50 million maturing in March 2023 (“Mizuho Bank Revolving Credit Facility”). The Mizuho Bank Revolving Credit Facility was terminated and replaced in April 2019 as part of our amendment and restatement to the First Lien Credit Agreement in April 2019, which is discussed above.
Prime Notes
In February 2019, we redeemed $300 million aggregate principal amount of the Prime Notes for a total redemption price of approximately $319 million, which included the related call premium. In April 2019, we repurchased and cancelled an additional $1 billion aggregate principal amount of the outstanding Prime Notes for a total repurchase price of approximately $1.1 billion, which included the related call premium.
First Lien Notes due 2024 and First Lien Notes due 2026
In April 2019, we issued $750 million aggregate principal amount of the First Lien Notes due 2024 and $750 million aggregate principal amount of the First Lien Notes due 2026. The proceeds from the First Lien Notes due 2024 and the First Lien Notes due 2026, along with cash on hand and borrowings under the First Lien Revolving Credit Facility, were used to (a) repurchase $1 billion aggregate principal amount of the Prime Notes, (b) repay $500 million aggregate principal amount of the First Lien Term B-1 Loan, and (c) pay fees and expenses associated with the foregoing, including call premiums on the Prime Notes as well as accrued and unpaid interest on the repurchased Prime Notes and repaid borrowings under the First Lien Term B-1 Loan. We incurred approximately $25 million in deferred financing costs in connection with the issuance of the First Lien Notes due 2024 and the First Lien Notes due 2026.
In September 2019, we issued an additional $600 million aggregate principal amount of the First Lien Notes due 2026 at a 2% premium pursuant to and with the same terms as the underlying indenture of the First Lien Notes due 2026. The proceeds from the additional First Lien Notes due 2026, along with cash on hand, were used to (a) repay approximately $300 million aggregate principal amount of the First Lien Term B-1 Loan, (b) repurchase or redeem the outstanding $300 million aggregate principal amount of the 5.250% notes due 2020 issued by The ADT Corporation (“ADT Notes due 2020”), and (c) pay fees and expenses associated with the foregoing, including call premiums on the ADT Notes due 2020 as well as accrued and unpaid interest on the First Lien Term B-1 Loan and the ADT Notes due 2020. We incurred approximately $8 million in deferred financing costs in connection with the additional borrowings.
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

The First Lien Notes due 2024 and the First Lien Notes due 2026 are guaranteed, jointly and severally, on a senior secured first-priority basis, by each of our existing and future direct or indirect wholly owned material domestic subsidiaries that guarantee the First Lien Credit Agreement. In addition, the indentures governing the First Lien Notes due 2024 and the First Lien Notes due 2026 contain covenants that limit our ability to, among other things: (a) incur certain liens; (b) enter into sale leaseback transactions; and (c) consolidate, merge or sell all or substantially all of our assets. These covenants are subject to a number of important limitations and exceptions. Additionally, upon the occurrence of specified change of control events, we must offer to repurchase the notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the purchase date. Each indenture governing the First Lien Notes due 2024 and the First Lien Notes due 2026 also provides for customary events of default.
ADT Notes
In September 2019, we repurchased and cancelled $147 million aggregate principal amount of the outstanding ADT Notes due 2020 for a total repurchase price of approximately $149 million, which included the related call premium. In October 2019, we redeemed the remaining $153 million aggregate principal amount of the outstanding ADT Notes due 2020 for a total redemption price of approximately $155 million, which included the related call premium.
Debt Covenants
As of September 30, 2019, we were in compliance with all financial covenant and other maintenance tests for all our debt obligations.
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
During the nine months ended September 30, 2019, we declared the following dividends on common stock:

Declared Date	Dividend per Share	Record Date	Payment Date
March 11, 2019	$0.035	April 2, 2019	April 12, 2019
May 7, 2019	$0.035	June 11, 2019	July 2, 2019
August 6, 2019	$0.035	September 11, 2019	October 2, 2019
During the three months ended September 30, 2019, we declared $26 million (or $0.035 per share) in dividends, of which $3 million represents the portion of the dividends settled in cash and $23 million represents the portion of the dividends settled in shares of common stock, which resulted in the issuance of 4 million shares of common stock, on October 2, 2019.
During the nine months ended September 30, 2019, we declared $79 million (or $0.105 per share) in dividends. When including the October 2, 2019 payment date, approximately $11 million represents the portion of the dividends settled in cash and $68 million represents the portion of the dividends settled in shares of common stock, which resulted in the issuance of 11 million shares of common stock.
Apollo has informed us that it has elected to discontinue participation in the DRIP with respect to our dividends subsequent to the October 2, 2019 dividend payment.
On November 12, 2019, we announced a dividend of $0.035 per share to common stockholders of record on December 13, 2019, which will be distributed on January 3, 2020.
On November 12, 2019, we announced a special dividend of $0.70 per share to common stockholders of record as of December 13, 2019, which will be distributed on December 23, 2019.
Share Repurchase Program
In February 2019, we approved a share repurchase program which permitted us to repurchase up to $150 million of our shares of common stock through February 27, 2021. We effected these repurchases pursuant to one or more trading plans adopted in accordance with Securities Exchange Act Rule 10b5-1, in privately negotiated transactions, in open market transactions, or pursuant to an accelerated share repurchase program. The share repurchase program was conducted in accordance with Securities Exchange

Act Rule 10b-18 and was substantially complete as of September 30, 2019. During the nine months ended September 30, 2019, we repurchased 24 million shares of common stock for approximately $150 million. There were no share repurchases during the three months ended September 30, 2019.
Refer to the discussions below under “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” for further details.
Cash Flow Analysis
The following table is a summary of our cash flow activity for the periods presented:

	For the Nine Months Ended
(in thousands)	September 30, 2019	September 30, 2018	$ Change
Net cash provided by operating activities	$1,459,249	$1,405,964	$53,285
Net cash used in investing activities	$(1,156,921)	$(1,084,020)	$(72,901)
Net cash used in financing activities	$(509,716)	$(187,483)	$(322,233)
Cash Flows from Operating Activities
The increase in cash flows provided by operating activities was primarily due to a decrease in interest payments of $72 million, which was largely due to full redemption of our prior mandatorily redeemable preferred securities in July of 2018, and an increase in monitoring and related services revenue combined with an increase in transactions in which equipment is sold outright to customers, partially offset by the associated costs and an increase in selling, general and administrative expenditures. The remainder of the activity in cash flows provided by operating activities relates to changes in assets and liabilities due to the volume and timing of other operating cash receipts and payments with respect to when the transactions are reflected in earnings.
Refer to the discussions above under “—Results of Operations” for further details.
Cash Flows from Investing Activities
We make certain investments in our business that are intended to grow our customer base, enhance the overall customer experience, improve the productivity of our field workforce, and support greater efficiency of our back-office systems and our customer care centers.
The increase in cash flows used in investing activities was primarily due to an increase in cash used for business acquisitions, net of cash acquired, of $47 million. The remainder of the increase is due to the volume and timing of dealer and bulk additions, spend on subscriber system assets, and non-subscriber capital expenditures.
Cash Flows from Financing Activities
For the nine months ended September 30, 2019, net cash used in financing activities primarily consisted of (i) $272 million related to the net repayment of long-term borrowings; (ii) $150 million related to repurchases of common stock; (iii) $53 million related to the payment of deferred financing fees; and (iv) $34 million related to dividend payments on common stock.
For the nine months ended September 30, 2018, net cash used in financing activities primarily consisted of (i) $853 million related to the redemption of our prior mandatorily redeemable preferred securities; (ii) $686 million related to the repayment of long-term borrowings; and (iii) $53 million related to dividend payments on common stock. These cash flows used in financing activities were partially offset by net proceeds from the IPO of $1.4 billion, after deducting related fees.
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
Forward-looking information involves risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such statements, including without limitation, the risks and uncertainties disclosed or referenced in Part II Item 1A. of this report under the heading “Risk Factors.” Therefore, caution should be taken not to place undue reliance on any such forward-looking statements. Much of the information in this report that looks toward future performance of the Company is based on various factors and important assumptions about future events that may or may not actually occur. As a result, our operations and financial results in the future could differ materially and substantially from those we have discussed in the forward-looking statements included in the Quarterly Report. We assume no obligation (and specifically disclaim any such obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
For quantitative and qualitative disclosures about market risk, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our 2018 Annual Report. Other than as set forth below, our exposures to market risk have not changed materially since December 31, 2018.
Interest Rate Risk
During the nine months ended September 30, 2019, we entered into additional LIBOR-based interest rate swap contracts with an aggregate notional amount of $725 million. As of September 30, 2019, we had interest rate swap contracts outstanding with notional amounts aggregating $4,225 million used to hedge the majority of our variable-rate debt.
In October 2019, we terminated interest rate swap contracts with an aggregate notional amount of $3,800 million, of which $2,800 million were designated as cash flow hedges, and concurrently entered into new LIBOR-based interest rate swap contracts, which were designated as cash flow hedges, with an aggregate notional amount of $2,800 million and maturity of September 2026. The new interest rate swap terms represent a blend of the current interest rate environment and the unfavorable positions of the terminated interest rate swap contracts.
Refer to Note 8 “Derivative Financial Instruments” to the condensed consolidated financial statements for further discussion.
Foreign Currency Risk
In connection with the sale of ADT Canada in the fourth quarter of 2019, our exposure to the effects of foreign currency exchange rate fluctuations will be significantly mitigated as we will no longer have any Canadian operations, subject to limited exceptions for cross-border commercial customers and mobile safety applications.

During the fourth quarter of 2019, we entered into forward foreign currency exchange contracts in order to manage exposure to variability in foreign exchange rates on the sale proceeds of ADT Canada.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2019, our disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed in the reports that we file or submit under the Exchange Act, and that information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in our management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the three months ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Recent Sales of Unregistered Equity Securities
There were no sales of unregistered equity securities during the nine months ended September 30, 2019.
Use of Proceeds from Registered Equity Securities
We did not receive any proceeds from sales of registered equity securities during the nine months ended September 30, 2019.
Issuer Purchases of Equity Securities
Under our publicly announced share repurchase program, we repurchased common shares pursuant to one or more trading plans in accordance with Securities Exchange Act Rule 10b5‐1, in privately negotiated transactions, in open market transactions or pursuant to an accelerated share repurchase program. The share repurchase program was conducted in accordance with Securities Exchange Act Rule 10b-18 and was substantially complete as of September 30, 2019.
During the three months ended September 30, 2019, there were no repurchases of any shares of our common stock.

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(a) (in thousands)
July 1, 2019 - July 31, 2019	—	$—	—	$132
August 1, 2019 - August 31, 2019	—	$—	—	$132
September 1, 2019 - September 30, 2019	—	$—	—	$132
Total	—	$—	—	$132
________________________

(a)
On February 27, 2019, we approved a share repurchase program, which permitted us to repurchase up to $150 million of our shares of common stock through February 27, 2021. We announced this plan on March 11, 2019.

(b)	The average price paid per share is calculated by dividing the total cash paid for the shares by the total number of shares repurchased.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
None.

ITEM 5. OTHER INFORMATION.
Apollo Margin Loan Agreement
As of October 3, 2019, certain investment funds directly or indirectly managed by Apollo (the “Apollo Funds”), the Company’s controlling stockholder, have informed the Company that they have pledged all of their 651,848,348 shares of the Company’s common stock pursuant to a margin loan agreement and related documentation on a non-recourse basis. Apollo has informed the Company that the loan to value ratio of the margin loan on November 8, 2019 was equal to approximately 15%. Apollo has also informed the Company that the margin loan agreement contains customary default provisions and that in the event of a default under the margin loan agreement the secured parties may foreclose upon any and all shares of the Company’s common stock pledged to them.

Certain members of the Company’s executive team and certain employees of the Company are entitled to receive their share of the margin loan proceeds (based on their share ownership of the Apollo Funds). Such persons have the option to either (a) receive such proceeds as distributed or (b) to defer receipt of such proceeds until their attributable share of the obligations under the margin loan have been satisfied in full. In the case of elections to receive such proceeds as distributed, such proceeds remain subject to recall until such time as all obligations under the margin loan agreement and related documentation are satisfied in full.

The Company has not independently verified the foregoing disclosure. When the margin loan agreement was entered into, the Company delivered customary letter agreements to the secured parties in which it has, among other things, agreed, subject to applicable law and stock exchange rules, not to take any actions that are intended to hinder or delay the exercise of any remedies by the secured parties under the margin loan agreement and related documentation. Except for the foregoing, the Company is not a party to the margin loan agreement and related documentation and does not have, and will not have, any obligations thereunder.

Amendments to Certain Share Based Compensation Awards

On November 11, 2019, the Company approved a program for current employees, including certain of its Named Executive Officers, as set forth in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders (the “Proxy”), pursuant to which employees as of such date who hold Distributed Shares, as defined in the Proxy, may elect to receive current payment of any dividends paid in respect of any unvested Distributed Shares held by them. Such amounts paid, which will include an initial payment for all previously declared but unpaid dividends to date, will generally be subject to clawback by the Company upon termination of the individual’s employment for cause or due to the individual’s voluntary resignation other than for “good reason” or “retirement.” The clawback obligation shall lapse 20% annually beginning February 21, 2020, provided an individual remains employed through each such vesting date. The Company’s right to clawback will also lapse upon the earlier of the date that (i) such unvested Distributed Shares vest in accordance with their terms and (ii) the individual’s employment is terminated by the Company without “cause” (including, due to the individual’s death or disability) or due to the individual’s resignation for “good reason” or “retirement” prior to February 21, 2024.
ITEM 6. EXHIBITS.
See Exhibit Index attached hereto, which is incorporated herein by reference.
Exhibits Index
The information required by this Item is set forth on the exhibit index.

Exhibit Number	Exhibit Description
2.1	Share Purchase Agreement, dated September 30, 2019, among ADT Security Holdings Canada Ltd., ADT Inc., and TELUS Communications Inc.
3.1	Amended and Restated Certificate of Incorporation of ADT Inc.
3.2	Amended and Restated Bylaws of ADT Inc.
4.1	Indenture, dated as of July 5, 2012, by and between The ADT Corporation and Wells Fargo Bank, National Association
4.2	First Supplemental Indenture, dated as of July 5, 2012, by and among The ADT Corporation, Tyco International Ltd. and Wells Fargo Bank, National Association
4.3	Second Supplemental Indenture, dated as of July 5, 2012, by and among The ADT Corporation, Tyco International Ltd. and Wells Fargo Bank, National Association
4.4	Third Supplemental Indenture, dated as of July 5, 2012, by and among The ADT Corporation, Tyco International Ltd. and Wells Fargo Bank, National Association

4.5	Fourth Supplemental Indenture, dated as of January 14, 2013, by and between The ADT Corporation and Wells Fargo Bank, National Association
4.6	Fifth Supplemental Indenture, dated as of October 1, 2013, by and between The ADT Corporation and Wells Fargo Bank, National Association
4.7	Sixth Supplemental Indenture, dated as of April 8, 2016, under 2012 Base Indenture, by and among The ADT Corporation, the guarantors party thereto and the Wells Fargo Bank, National Association
4.8	Seventh Supplemental Indenture, dated as of April 22, 2016, under 2012 Base Indenture, by and among The ADT Corporation, the guarantors party thereto and the Wells Fargo Bank, National Association
4.9	Eighth Supplemental Indenture, dated as of May 2, 2016, under 2012 Base Indenture, by and among Prime Finance, Inc., The ADT Corporation and the Wells Fargo Bank, National Association
4.10	Ninth Supplemental Indenture, dated as of November 15, 2017, under 2012 Base Indenture, by and among The ADT Security Corporation, Datashield, LLC and Wells Fargo Bank, National Association
4.11	Tenth Supplemental Indenture, dated as of April 18, 2018, under 2012 Base Indenture, by and among The ADT Security Corporation, the guarantors party thereto and Wells Fargo Bank, National Association
4.12	Eleventh Supplemental Indenture, dated as of August 17, 2018, by and among The ADT Security Corporation, MSA Systems Integration, Inc. and Wells Fargo Bank, National Association
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

4.45
First Supplemental Indenture, dated as of September 23, 2019, by and among Prime Security Services Borrower, LLC, Prime Finance Inc., the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee, relating to the $600 million aggregate principal amount of 5.750% first-priority senior secured notes due 2026

10.1
Fifth Amended and Restated First Lien Credit Agreement, dated July 1, 2015, as amended and restated as of May 2, 2016, as further amended and restated as of June 23, 2016, December 28, 2016, February 13, 2017 and June 29, 2017, among Prime Security Services Holdings, LLC, as Holdings, Prime Security Services Borrower, LLC, as Borrower, the Lenders Party thereto and Barclays Bank PLC, as Administrative Agent

10.2
Incremental Assumption and Amendment Agreement No. 6, dated as of March 16, 2018, by and among Prime Security Services Borrower, LLC, Prime Security Services Holdings, LLC, the lenders party thereto, Barclays Bank PLC and the other parties party thereto

10.3
Incremental Assumption and Amendment Agreement No. 7, dated as of December 3, 2018, by and among Prime Security Services Borrower, LLC, Prime Security Services Holdings, LLC, certain of Prime Security Services Borrower’s subsidiaries, the lenders party thereto, Barclays Bank PLC, as administrative agent and the other parties party thereto.

10.4
Incremental Assumption and Amendment Agreement No. 8, dated as of March 15, 2019, by and among Prime Security Services Borrower, LLC, Prime Security Services Holdings, LLC, certain of Prime Security Services Borrower’s subsidiaries, the lenders party thereto, Barclays Bank PLC, as administrative agent and the other parties party thereto.

10.5
Incremental Assumption and Amendment Agreement No. 9, dated as of September 23, 2019, by and among Prime Security Services Holdings, LLC, Prime Security Services Borrower, LLC, the lenders party thereto, Barclays Bank PLC, as administrative agent and the other parties party thereto.

10.6
Subsidiary Guarantee Agreement (First Lien), dated July 1, 2015, among the Subsidiaries of Prime Security Services Borrower, LLC named therein and Credit Suisse AG, Cayman Islands Branch, as Collateral Agent

10.7
Supplement No. 1, dated as of May 2, 2016, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Securities Services Borrower, LLC and Barclays Bank PLC, as Collateral Agent

10.8
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

10.15
Holdings Guarantee and Pledge Agreement (First Lien), dated and effective as of July 1, 2015, between Prime Security Services Holdings, LLC, as Holdings, and Credit Suisse AG, Cayman Islands Branch, as Collateral Agent

10.16
Collateral Agreement (First Lien), dated as of July 1, 2015 among Prime Security Services Borrower, LLC, each Subsidiary of Prime Security Services Borrower, LLC from time to time identified therein as a party and Barclays Bank PLC, as collateral agent

10.17
Collateral Agreement (Second Lien), dated as of May 2, 2016, among Prime Security Services Borrower, LLC, as Issuer, Prime Finance Inc., as Co-Issuer, each Subsidiary Guarantor party thereto and Wells Fargo Bank, National Association, as Collateral Agent

10.18
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

10.19
First Lien/Second Lien Intercreditor Agreement, dated as of July 1, 2015, between Credit Suisse AG, Cayman Islands Branch, as First Lien Facility Agent and Applicable First Lien Agent, and Credit Suisse AG, Cayman Islands Branch, as Second Lien Facility Agent and Applicable Second Lien Agent relating to Prime Security Services Borrower, LLC

10.20	Tax Sharing Agreement, dated as of September 28, 2012, by and among Pentair Ltd., Tyco International Ltd., Tyco International Finance S.A., and The ADT Corporation
10.21	Non-Income Tax Sharing Agreement dated as of September 28, 2012, by and among Tyco International Ltd., Tyco International Finance S.A., and The ADT Corporation
10.22	Trademark Agreement, dated as of September 25, 2012, by and among ADT Services GmbH, ADT US Holdings, Inc., Tyco International Ltd. and The ADT Corporation
10.23	Patent Agreement, dated as of September 26, 2012, by and between Tyco International Ltd. and The ADT Corporation
10.24	Separation and Distribution Agreement, dated September 26, 2012 by and among Tyco International Ltd., Tyco International Finance S.A., The ADT Corporation and ADT LLC
10.25	ADT LLC Supplemental Savings and Retirement Plan, effective as of April 1, 2017
10.26	Stockholders Agreement by and between the ADT Inc. and Prime Securities Services TopCo, LP
10.27	Registration Rights Agreement by and between the ADT Inc. and Prime Securities Services TopCo, LP
10.28	Amendment to Amended and Restated Employment Agreement, dated May 3, 2019, between The ADT Security Corporation (together with any of its subsidiaries and Affiliates) and Donald Young
10.29	Amended and Restated Employment Agreement, dated December 19, 2017, between The ADT Security Corporation (together with any of its subsidiaries and Affiliates) and Jamie Haenggi
10.30	Amended and Restated Employment Agreement, dated December 19, 2017, between The ADT Security Corporation (together with any of its subsidiaries and Affiliates) and Daniel M. Bresingham
10.31	Amended and Restated Employment Agreement, dated December 19, 2017, between ADT LLC, (together with any of its subsidiaries and Affiliates) and James D. DeVries
10.32	Amended and Restated Employment Agreement, dated December 19, 2017, between ADT LLC, (together with any of its subsidiaries and Affiliates) and Jeffrey Likosar
10.33	ADT Inc. 2018 Omnibus Incentive Plan
10.34	First Amendment to ADT Inc. 2018 Omnibus Incentive Plan dated April 25, 2019
10.35	Form of Restricted Stock Unit Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan
10.36	Form of Non-Qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan
10.37	Form of Non-Qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan (Class B Unit Redemption)
10.38	Form of Amendment to Non-Qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan (Class B Unit Redemption)
10.39	Form of Common Stock Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan
10.40	ADT Inc. 2018 Omnibus Incentive Plan Restricted Stock Unit Non-Employee Director Award Agreement
10.41	Amendment to the Registration Rights Agreement between ADT Inc. and Prime Security Services TopCo Parent, L.P.
10.42	Timothy J. Whall’s Retirement Agreement
10.43	Amendment to Retirement Agreement, dated October 11, 2019, by and among Mr. Timothy J. Whall and the parties thereto.
10.44	Second Amended & Restated Employment Agreement with James D. DeVries
10.45	Amendment to Second Amended & Restated Employment Agreement of James D. DeVries
31.1*	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
31.2*	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
32.1*	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	XBRL Instant Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
_________________________
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADT Inc.

Date:	November 12, 2019	By:	/s/ Jeffrey Likosar
		Name:	Jeffrey Likosar
		Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)