Form 10-K
period 2019-12-31
ADT Inc.
filed 2020-03-10
CIK 1703056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM	10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒   No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐   No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer	☒	Non-accelerated filer ☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2019 was $509,892,549 and was computed by reference to the closing price for such stock on the New York Stock Exchange on June 28, 2019 and excludes unvested shares of common stock.
The number of outstanding shares of the registrant’s common stock, $0.01 par value, was 759,878,819 (excluding 10,044,615 unvested shares of common stock) as of February 21, 2020.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for use in connection with its 2020 Annual Meeting of Shareholders, which is to be filed no later than 120 days after December 31, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Annual Report”) contains certain information that may constitute “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that all statements contained in this report that are not clearly historical in nature, including statements regarding anticipated financial performance, management’s strategy, plans and objectives for future operations, business prospects, market conditions, and other matters are forward-looking. Forward-looking statements are contained principally in the sections of this report entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Without limiting the generality of the preceding sentence, any time we use the words “expects,” “intends,” “will,” “anticipates,” “believes,” “confident,” “continue,” “propose,” “seeks,” “could,” “may,” “should,” “estimates,” “forecasts,” “might,” “goals,” “objectives,” “targets,” “planned,” “projects,” and, in each case, their negative or other various or comparable terminology, and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. For ADT, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include, without limitation:

•	our ability to keep pace with rapid technological and industry changes;

•
our ability to sell our products and services or launch new products and services in highly competitive markets, including the home automation market and fire and security markets, and achieve market acceptance with acceptable margins;

•	our ability to maintain and grow our existing customer base;

•	our ability to successfully upgrade obsolete equipment, such as 3G and CDMA communications equipment installed at our customers’ premises, in an efficient and cost-effective manner;

•
changes in law, economic and financial conditions, including tax law changes, changes to privacy requirements, changes to telemarketing, email marketing and similar consumer protection laws, interest volatility, and trade tariffs applicable to the products we sell;

•
Our ability to successfully implement an equipment ownership model that best satisfies the needs of our customers and to successfully implement and maintain our securitization financing agreement with Mizuho Bank Ltd.;

•	the impact of potential information technology, cybersecurity or data security breaches;

•	our dependence on third-party providers, suppliers, and dealers to enable us to produce and distribute our products and services in a cost-effective manner that protects our brand;

•	our ability to successfully pursue alternate business opportunities and strategies;

•	our ability to integrate the businesses of ADT, Protection One, Red Hawk Fire & Security, Defenders and other companies we have acquired in an efficient and cost-effective manner;

•	the amount and timing of our cash flows and earnings, which may be impacted by customer, competitive, supplier and other dynamics and conditions;

•	our ability to maintain or improve margins through business efficiencies;

•	the other factors that are described in this report under the heading “Risk Factors.”
Forward-looking statements and information involve risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such statements, including without limitation, the risks and uncertainties disclosed in Item 1A of this report under the heading “Risk Factors.” Therefore, caution should be taken not to place undue reliance on any such forward-looking statements. Much of the information in this report that looks toward future performance of our Company is based on various factors and important assumptions about future events that may or may not actually occur. As a result, our operations and financial results in the future could differ materially and substantially from those we have discussed in the forward-looking statements included in the Annual Report. We assume no obligation (and specifically disclaim any such obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

PART I
ITEM 1. BUSINESS.
Our Company
ADT Inc., together with its wholly owned subsidiaries (collectively, the “Company”, “we”, “our”, “us”, and “ADT”), is a leading provider of security, automation, and smart home solutions serving consumer and business customers in the United States (“U.S.”). Our mission is to help our customers protect and connect to what matters most—their families, homes, and businesses. We offer many ways to help protect customers by providing 24/7 professional monitoring services as well as delivering lifestyle-driven solutions via professionally installed, do-it-yourself (“DIY”), mobile, and digital-based offerings for consumer, small business customers and larger commercial customers. The ADT brand is synonymous with monitored security and, as the most recognized and trusted brand in the security systems industry, is a key driver of our success. As of December 31, 2019, we served approximately 6.5 million recurring customers, excluding contracts monitored but not owned, through more than 200 locations, 9 monitoring centers, and the largest network of security professionals in the U.S.
Our Formation and Business Developments
ADT Inc. was incorporated in the State of Delaware in May 2015 as a holding company with no assets or liabilities. In July 2015, we acquired Protection One, Inc. and ASG Intermediate Holding Corp. (collectively, the “Formation Transactions”), which were instrumental in the commencement of our operations. In May 2016, we acquired The ADT Security Corporation (formerly named The ADT Corporation) (“The ADT Corporation”) (the “ADT Acquisition”). The ADT Acquisition significantly increased our market share in the security systems industry making us one of the largest monitored security companies in the U.S. and Canada.
In January 2018, we completed an initial public offering (“IPO”) and our common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “ADT.”
In December 2018, we acquired Fire & Security Holdings, LLC (“Red Hawk Fire & Security”) (the “Red Hawk Acquisition”), which accelerated our growth in the commercial security market and expanded our product portfolio with the introduction of commercial fire safety and related solutions. In November 2019, we sold ADT Security Services Canada, Inc. (“ADT Canada”), which resulted in the substantial disposition of our operations in Canada. In addition, we have invested in DIY products and platforms, mobile security applications, alarm verification, and other innovative technologies.
In January 2020, we acquired Defender Holdings, Inc. (“Defenders”) (the “Defenders Acquisition”), which represents the acquisition of our largest independent dealer. The description of our business is exclusive of the Defenders Acquisition, except as otherwise explicitly noted.
ADT Inc. is majority-owned by Prime Security Services TopCo Parent, L.P. (“Ultimate Parent”). Ultimate Parent is majority-owned by Apollo Investment Fund VIII, L.P. and its related funds that are directly or indirectly managed by Apollo Global Management, Inc. (together with its subsidiaries and affiliates, “Apollo” or the “Sponsor”). As of December 31, 2019, Apollo owned approximately 87.7% of our outstanding common stock, excluding unvested common shares.
Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for further discussion related to the impact on our debt and equity as a result of the aforementioned transactions.
Information about Segment and Geographic Revenue
We have one operating and reportable segment. For the results of our operations outside of the U.S., which consist solely of our operations in Canada prior to the sale of ADT Canada, refer to Note 15 “Geographic Data” in the Notes to Consolidated Financial Statements.

Brands and Services
ADT is among the most respected, trusted, and well-known brands in the security systems industry, and we also operate under a number of other industry leading brands within our portfolio. The strength of our brands is built upon a long-standing record of providing high-quality and reliable monitored security and automation services, expertise in system design and installation, superior customer care, and industry-leading experience and knowledge. In addition, we offer interactive technologies that add automation and smart home capabilities to traditional security systems. We also seek opportunities that allow us to leverage our brand names, our focus on security, and our trust among our customer base to expand our service offerings to help our customers protect and connect to what matters most. Due to the importance that customers place on reputation and trust when purchasing security and automation services and systems, we believe the strength of our brands is a key competitive advantage and contributor to our success.
Our security and automation offerings involve the installation and monitoring of security and premises automation systems designed to detect intrusion; control access; sense movement, smoke, fire, carbon monoxide, flooding, temperature, and other environmental conditions and hazards; and address personal emergencies such as injuries, medical emergencies, or incapacitation. Upon the occurrence of certain initiating events, our monitored security systems send event-specific signals to our monitoring centers. Our monitoring center personnel respond to alarms by relaying appropriate information to first responders, such as local police, fire departments, or medical emergency response centers; the customer; or others on the customer’s emergency contact list according to the type of service contract and customer preference. We continue to invest and innovate in our alarm verification technologies as well as partner with industry associations and various first responder agencies to help prioritize response events and enhance response policies. The breadth of our solutions allows us to meet a wide variety of customer needs.
With our interactive and smart home solutions, our customers can remotely monitor and manage their residential and commercial environments. Depending on the service plan and type of product installation, customers are able to remotely access information regarding the security of their residential or commercial environment, arm and disarm their security systems, adjust lighting or thermostat levels, monitor and react to defined events, or view real-time video from cameras covering different areas of their premises from web-enabled devices (such as smart phones, laptops, and tablet computers) and a customized web portal. Additionally, our interactive and smart home solutions enable customers to create customized and automated schedules for managing lights, thermostats, appliances, garage doors, cameras, and other connected devices. These systems can also be programmed to perform additional functions such as recording and viewing live video and sending text messages or other alerts based on triggering events or conditions.
As part of our innovative and dynamic growth markets, we are extending the concept of security from the physical home or business to personal on-the-go security and safety and cybersecurity. Customers’ increasingly mobile and active lifestyles have created new opportunities for us in the fast-growing market for self-monitored DIY products and mobile technology. Our technology also allows us to integrate with various third-party connected and wearable devices so that we can serve our customers whether they are at home or on-the-go. Additionally, we offer personal emergency response system products and services, which are supported by our monitoring centers and utilize our security monitoring infrastructure to provide customers with solutions helping to sustain independent living and encourage better self-care activities.
Some of our customers use traditional land-line telephone service as the primary communication method for alarm signals from their sites. As the use of land-line telephone service has decreased, the ability to provide alternative communication methods from a customer’s security control panel to our central monitoring centers has become increasingly important. We currently offer, and recommend, a variety of alternative primary and back-up alarm transmission methods, including cellular and broadband Internet technologies.
In addition to monitoring and automation services, we provide our customers with other services such as routine maintenance and the installation of upgraded or additional equipment. Our customers may contract for both monitoring and maintenance services at the time of initial equipment installation, which provides additional value to the customer and generates incremental recurring monthly revenue. In certain markets, we also sell, install, integrate, maintain, and inspect commercial building safety and management technologies, which include fire detection, fire suppression, video surveillance, and access control systems. In some cases for commercial customers, we may engage in arrangements that include system design and installation without an on-going contractual monitoring or maintenance service relationship.
Our monitoring and maintenance services provided to our customers are generally governed by multi-year contracts with automatic renewal provisions providing us with recurring monthly revenue. Under our typical customer contract, the customer pays an upfront fee and is then obligated to make monthly payments for the remainder of the initial contract term. The standard contract term for residential customers is three years (two years in California), with automatic renewals for successive 30-day periods, unless canceled by either party. The standard contract term for commercial customers is typically five years with various automatic renewals with terms ranging from 30-day periods to one year. If a customer cancels or is otherwise in default under the contract prior to the end of the initial contract term, we have the right under the contract to receive a termination payment from the customer in an amount equal to a designated percentage of all remaining monthly payments. Monitoring services are generally billed monthly or quarterly in advance. More than 70% of our residential customers pay us through automated payment methods, with new residential customers generally opting for these payment methods. We periodically adjust the standard monthly monitoring rate charged to new and existing customers.
Our Markets
We serve our customers in the following three markets: Residential, Commercial, and Growth Markets.

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

Customers and Marketing
As of December 31, 2019, we served approximately 6.5 million recurring customers, excluding contracts monitored but not owned, throughout the U.S. Our residential customers are typically owners of single-family homes. Our commercial customers include retail businesses, food and beverage service providers, medical offices, financial institutions, and professional service providers, among others, and can range from smaller businesses to large single-site commercial facilities, as well as multi-site national companies. We target new customers and manage our existing customer base to maximize customer lifetime value, which includes continually evaluating our product offerings, pricing, and service strategies; managing our costs to provide enhanced service to customers; upgrading existing customers to our interactive services, internet protocol (“IP”) video solutions, or other upgraded solutions; and achieving long customer tenure. Our ability to increase our average selling prices for individual customers is dependent on a number of factors including the quality of our service, the continued introduction of additional features and services that increase the value of our offerings to customers, and the competitive environment in which we operate.
Many of our residential customers are driven to purchase monitored security and automation services as a result of moving to a new residence, a perceived or actual increase in crime, life safety concerns in their neighborhood, or other significant life events, such as the birth of a child; or incentives provided by their insurance carriers, who may offer lower insurance premium rates if a security system is installed or may require that a system be installed as a condition of coverage.
Reasons for purchasing monitored security and automation systems vary for our business customers. Most business customers require a basic security system for insurance purposes, while certain commercial premises are required to install and maintain fire alarm and, in some cases, fire suppression systems to meet the requirements under applicable building codes and insurance policies. Additionally, as IP video solutions have become more affordable and interactive, businesses view these solutions for applications beyond just security and leverage them for operational purposes as well, including employee safety, theft prevention, and inventory management.
To support the growth of our customer base and to improve awareness of our brands, we market our monitored security and automation services through national television, radio, and direct mail advertisements, as well as through Internet advertising, which includes national search engine marketing, email, online video, local search, and social media. We continually work to optimize our marketing spend through a lead modeling process, whereby we dynamically allocate our marketing spend based on lead flow and measured marketing channel effectiveness. In addition to traditional and digital marketing, we have several affinity partnerships with organizations that promote our services to their customer bases.
We continually consider and evaluate new customer lead generation methods and channels to increase our customer base and drive greater market penetration without sacrificing customer quality. We also explore opportunities to expand our market presence by providing branded solutions and partnering with various third parties, including home builders, property management firms, homeowners’ associations, insurance companies, financial institutions, retailers, public utilities, and software service providers.

No one customer accounted for 10% or more of our consolidated revenue in any of the three years ended December 31, 2019, 2018, and 2017.
Sales and Distribution Channels
New customers for monitored security and automation services typically require us to make an upfront investment related to installation costs associated with labor, materials, and overhead, which are partially offset by fees received in connection with the initiation of a monitoring contract. While the economics of our installations can vary depending on the customer acquisition channel and type of system, we operate our business with the goal of retaining customers for long periods of time to recoup our initial investment in new customers, generally achieving revenue break-even in less than three years.
We utilize a complementary mix of direct and indirect distribution channels, as discussed below.
Direct Channel
Our direct channel customers are generated by our direct response marketing efforts, customer referrals, and lead generation partners, and supported by our internal sales force, which consisted of over 2,400 sales consultants located in our two national sales call centers as well as our network of sales and service offices located throughout the U.S as of December 31, 2019.
Our telephone sales consultants work to understand customer needs and then direct customers to the most suitable sales approach. In many scenarios, we close the sale of a basic system over the phone and allow our field force to augment the system at the time of installation. In other cases, we seek to schedule an appointment with a field sales consultant to work directly with the customer to design an ideal system.
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
Indirect Channel
Our indirect channel customers are generated mainly through our network of agreements with third-party independent alarm dealers who sell alarm equipment and ADT Authorized Dealer-branded monitoring and interactive services to end users (“ADT Authorized Dealer Program”). As opportunities arise, we may also engage in selective bulk account purchases, which typically involve the purchase of a set of customer accounts from other security service providers.
As of December 31, 2019, our authorized dealer network consisted of approximately 200 authorized dealers operating across the U.S. and extends our reach by aligning us with select independent security sales and installation companies. We monitor each authorized dealer’s financial stability, use of sound and ethical business practices, and delivery of reliable and consistent high-quality sales and installation methods. Authorized dealers are required to adhere to the same high-quality standards for sales and installation as our own sales and service offices.
Our authorized dealers are contractually obligated to offer exclusively to us all qualified security service accounts they generate, but we are not obligated to accept these accounts. We pay our authorized dealers for the acquisition of any qualified monitored accounts from them. In certain instances in which we reject an account, we generally still indirectly provide monitoring services for that account through a monitoring services agreement with the authorized dealer. Like our direct sales contracts, dealer generated customer contracts typically have an initial term of three years with automatic renewals for successive 30-day periods, unless canceled by either party. If a purchased account is canceled during the charge-back period, which is generally twelve to fifteen months, the dealer is required to refund our payment of the purchase price for the canceled account.
The Defenders Acquisition in January 2020 resulted in the acquisition of our largest independent dealer, which represented approximately 55% of our indirect channel for the year ended December 31, 2019.
Field Operations
As of December 31, 2019, we served our customer base from more than 200 sales and service offices located throughout the U.S. From these locations, our staff of approximately 5,400 installation and service technicians provides security and automation system installations and on-premises service and repair. We staff our sales and service offices to efficiently and effectively make sales calls, install systems, and provide service support based on customer needs and our evaluation of growth opportunities in each market. We utilize third-party subcontract labor when appropriate to assist with these efforts. We maintain the relevant and necessary licenses related to the provision of installation of security and related services in the jurisdictions in which we operate. Our objective is to provide a differentiated service experience by providing same-day or next-day service to the majority of our customers.
Monitoring Centers and Support Services
As of December 31, 2019, we operated 9 monitoring centers that are listed by Underwriters Laboratories (“U.L.”) located throughout the U.S., and we employed approximately 4,000 customer care professionals who are required to complete extensive initial training, as well as receive ongoing training and coaching. To obtain and maintain a U.L. listing, a security systems monitoring center must be located in a building meeting U.L.’s structural requirements, have back-up computer and power systems, and meet U.L. specifications for staffing and standard operating procedures. Many jurisdictions have laws requiring that security systems for certain buildings be monitored by U.L.-listed centers. In addition, a U.L. listing is required by insurers of certain customers as a condition of insurance coverage. Our monitoring centers are fully redundant, which means that in the event of an emergency at one of our monitoring centers such as fire, tornado, major interruption in telephone or computer service, or any other event affecting the functionality of the center, all monitoring operations can be automatically transferred to another monitoring center. All of our monitoring centers operate 24 hours a day on a year-round basis.
We serve our largest multi-site customers from our National Accounts Operation Center (“NAOC”) in Irving, Texas. Our multi-site customers call one location to resolve all support issues, including billing, installations, service calls, upgrades, or other service-related assistance. This concept is a strong selling point for multi-site customers choosing us for their security needs.
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
Customer Care
We believe the fastest and most profitable way to grow our company is by retaining the customers we already have. To maintain our high standard of customer service, we provide ongoing training to call center and field employees and our authorized dealers. We also continually measure and monitor key performance metrics that drive a high-value customer experience, including customer satisfaction-oriented metrics across each customer touch point.
Our call center operations provide support 24 hours a day on a year-round basis. Customer care specialists answer non-emergency inquiries regarding service, billing, and alarm testing and support, while our monitoring centers primarily handle inbound alarms and the dispatch of alarms to first responders. To ensure technical service requests are handled promptly and professionally, all requests are routed through our customer contact centers. Customer care specialists help customers resolve minor service and operating issues and, in many cases, the specialists can remotely resolve customer concerns. We continue to implement new customer-facing self-service tools via interactive voice response systems and the Internet, thereby providing customers additional choices in managing their services.
Suppliers
We purchase equipment and components of our products from a limited number of suppliers and distributors. Inventory is held in our regional distribution centers at levels we believe are sufficient to meet current and anticipated customer needs. We also maintain inventory of equipment and components at each field office and in technicians’ vehicles. Generally, our third-party distributors maintain a minimum stocking level of certain key items to cover supply chain disruptions. We also utilize dual sourcing methods to minimize the risk of a disruption from any single supplier. We do not anticipate any major interruptions in our supply chain. Additionally, we rely on various information technology and telecommunications service providers as part of the functionality and monitoring of security systems.
Competition
Technology trends are creating significant change in our industry. Innovation has lowered the barriers to entry for interactive, automation, and smart home solutions, and new business models and competitors have emerged. We believe a combination of increasing customer interest in lifestyle and business productivity and technology advancements will support the increasing penetration of interactive, automation, and smart home solutions. We are focused on extending our leadership position in the traditional residential and commercial security systems markets while also growing our share of the new offerings and expanding growth markets. The traditional residential and commercial security systems markets in the U.S. remain highly competitive and fragmented, with a number of major firms and thousands of smaller regional and local companies. The high fragmentation of the markets is primarily the result of relatively low barriers to entering the business in local geographies and the availability of companies providing outsourced monitoring services but not maintaining the customer relationship. We believe our principal competitors within the traditional residential and commercial security systems markets are Johnson Controls International plc. (“Johnson Controls”), Vivint, Inc., Stanley Security (a division of Stanley Black and Decker), Brinks Home Security (operating brand of Monitronics International, Inc.), Xfinity Home Security (a division of Comcast Corporation), Convergint Technologies, and Securitas. In addition, as more and more homeowners enter the market for security and automation due to the growing availability of new offerings, such as DIY products, and as we expand our presence in this space, we believe we will face increasing competition from providers and products such as SimpliSafe, Google Nest, Apple HomeKit, and Amazon Ring, as well as many others.
Success in acquiring new customers is dependent on a variety of factors, including brand and reputation, market visibility, service and product capabilities, quality, price, and the ability to identify and sell to prospective customers. Competition is often based primarily on price in relation to the value of the solutions and service. Rather than compete purely on price, we emphasize the quality and reputation of our services, our superior customer service, our industry-leading brands, our monitoring centers, our commitment to consumer privacy, and our knowledge of customer needs. In addition, we continue to add new features and functionalities to further differentiate our offerings and support a pricing premium.
We believe we are well positioned to compete with traditional and new competitors due to our focus on safety, security, and pricing; our nationwide team of sales consultants; our solid reputation for and expertise in providing reliable security and monitoring services through our in-house network of redundant monitoring centers; our reliable product solutions; and our highly skilled installation and service organization.
Seasonality
Our business experiences a certain level of seasonality. Since more household moves take place during the second and third calendar quarters of each year, our disconnect rate and new customer additions are typically higher in those quarters than in the first and fourth calendar quarters. There is also a slight seasonal effect on our new customer installation volume and related cash expenses incurred in investments in new customers, however, other factors such as the level of marketing expense and relevant promotional offers can mitigate the effects of seasonality. In addition, we may see increased servicing costs related to higher alarm signals and customer service requests as a result of inclement weather-related incidents.
Intellectual Property
Patents, trademarks, copyrights, and other proprietary rights are important to our business and we continuously refine our intellectual property strategy to maintain and improve our competitive position. We register new intellectual property to protect our ongoing technological innovations and strengthen our brand, and we take appropriate action against infringements or misappropriations of our intellectual property rights by others. We review third-party intellectual property rights to help avoid infringement and to identify strategic opportunities. We typically enter into confidentiality agreements to further protect our intellectual property.
We own a portfolio of patents and patent applications that relate to a variety of monitored security and automation technologies utilized in our business, including security panels and sensors as well as video and information management solutions. We also own a portfolio of trademarks and trademark applications in the U.S. and Canada, including, but not limited to, ADT, ADT Pulse, Protection 1, ADT Commercial, and Blue by ADT. Our brands are critical to our business due to the importance customers place on reputation and trust when deciding on a security provider. In addition, we are a licensee of intellectual property, including from our third-party suppliers and technology partners. Patents for individual products extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. Trademark rights may potentially extend for longer periods of time and are typically dependent upon the use of the trademarks.
Certain trademarks associated with the ADT brand that we own within the U.S. and Canada are owned outside of the U.S. and Canada by Johnson Controls (as successor to Tyco International Ltd., “Tyco”). In certain instances, such trademarks are licensed in certain territories outside the U.S. and Canada by Johnson Controls to certain third parties. Pursuant to the Tyco Trademark Agreement entered into between The ADT Corporation and Tyco in connection with the separation of The ADT Corporation from Tyco in 2012, we are generally prohibited from registering, attempting to register, or using such trademarks outside the U.S. and its territories and Canada. As a result, if we choose to sell products or services or otherwise do business outside the U.S. and Canada, we do not have the right to use the ADT brand to promote our products and services.
In connection with the sale of ADT Canada, we entered into a non-competition and non-solicitation agreement with TELUS Corporation (“TELUS”) pursuant to which we will not have any operations in Canada, subject to limited exceptions for cross-

border commercial customers and mobile safety applications, for a period of seven years. Additionally, we entered into a patent and trademark license agreement with TELUS granting the usage of our trademarks and patents in Canada to TELUS for a period of seven years.
Government Regulation and Other Regulatory Matters
Our operations are subject to numerous federal, state, and local laws and regulations related to consumer protection, occupational licensing, building codes, environmental protection, labor and employment, tax, and permitting. Most states in which we operate have licensing laws directed specifically toward monitored security. In certain jurisdictions, we must obtain licenses or permits to comply with standards governing employee selection, training, and business conduct.
We rely extensively on telecommunications service providers to communicate signals as part of the functionality and monitoring of security systems. These telecommunications service providers are regulated in the U.S. by the Federal Communications Commission (“FCC”) and state public utilities commissions.
Our advertising and sales practices are regulated by the U.S. Federal Trade Commission (“FTC”) and state and consumer protection laws, which may include restrictions on the manner in which we promote the sale of our security services and require us to provide most purchasers of our services with three-day or longer rescission rights. In addition, we must also comply with applicable laws governing telemarketing and email marketing.
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
Our industry is also subject to requirements, codes, and standards imposed by various insurance, approval and listing, and standards organizations. Depending upon the type of customer, security service provided, and requirements of the applicable local governmental jurisdiction, adherence to the requirements, codes, and standards of such organizations is mandatory in some instances and voluntary in others. Changes in laws and regulations can affect our operations, both positively and negatively, and impact the manner in which we conduct our business.
Employees
As of December 31, 2019, we employed approximately 17,500 people. Approximately 8% of our employees are covered by collective bargaining agreements. We believe our relations with our employees and labor unions have generally been good.
Available Information
Availability of SEC Reports
Our website is located at https://www.adt.com. Our investor relations website is located at http://investors.adt.com. We make available free of charge on our investor relations website under “Financials” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed pursuant to Section 16 of the Securities Exchange Act of 1934 (the “Exchange Act”), and any amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission (the “SEC”). The SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings at http://www.sec.gov.
Use of Website to Provide Information
From time to time, we have made and expect in the future to use our website as a channel of distribution of material information regarding the Company. Financial and other material information regarding the Company is routinely posted on and accessible at http://investors.adt.com. In order to receive notifications regarding new postings to our website, investors are encouraged to enroll on our website to receive automatic email alerts. None of the information on our website is incorporated into this Annual Report.

ITEM 1A. RISK FACTORS.
In addition to risks and uncertainties in the ordinary course of business that are common to all businesses, important factors that are specific to our industry and the Company could have a material and adverse impact on our business, financial condition, results of operations, and cash flows. You should carefully consider the risks described below and in our subsequent periodic filings with the SEC. The following risk factors should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes in this Annual Report.
Risks Related to Our Business
Our future growth is dependent upon our ability to keep pace with rapid technological and industry changes in order to develop or acquire new technologies for our products and service introductions that achieve market acceptance with acceptable margins.
Our business operates in markets that are characterized by rapidly changing technologies, evolving industry standards, potential new entrants, and changes in customer needs and expectations. For example, a number of cable and other telecommunications companies and large technology companies with home automation solutions offer interactive and security services that are competitive with our products and services. If these services gain greater market acceptance and traction, our ability to grow our business could be materially and adversely affected. Accordingly, our future success depends in part on our ability to accomplish the following: identify emerging technological trends in our target end-markets; develop, acquire, and maintain competitive products and services that capitalize on existing and emerging trends; enhance our existing products and services by adding innovative features on a timely and cost-effective basis that differentiates us from our competitors; incorporate popular third-party interactive products and services into our product and service offerings; sufficiently capture intellectual property rights in new inventions and other innovations; and develop or acquire and bring products and services, including enhancements, to market quickly and cost-effectively. Our ability to develop or acquire new products and services that are technologically innovative requires the investment of significant resources and can affect our competitive position. These acquisition and development efforts divert resources from other potential investments in our businesses, and they may not lead to the development of new commercially successful technologies, products, or services on a timely basis. Moreover, as we introduce new products and services, we may be unable to detect and correct defects in the product or service, which could result in loss of sales or delays in market acceptance. New or enhanced products and services may not satisfy customer preferences, and potential product failures may cause customers to reject our products and services. As a result, these products and services may not achieve market acceptance, and our brand image could suffer. In addition, our competitors may introduce superior products or business strategies, impairing our brand and the desirability of our products and services, which may cause customers to defer or forego purchases of our products and services, and impacting our ability to charge monthly service fees. If our competitors implement new technologies before we are able to implement them, those competitors may be able to provide more effective products than ours, possibly at lower prices and experience higher adoption rates and popularity. Any delay or failure in the introduction of new or enhanced solutions could harm our business, results of operations and financial condition. In addition, the markets for our products and services may not develop or grow as we anticipate. The failure of our technology, products, or services to gain market acceptance, the potential for product defects, or the obsolescence of our products and services could significantly reduce our revenue, increase our operating costs, or otherwise materially adversely affect our business, financial condition, results of operations, and cash flows.
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
The monitored security industry is highly fragmented and subject to significant competition and pricing pressures. We experience significant competitive pricing pressures on installation, monitoring, and service fees. Several competitors offer installation fees and monitoring fees that match or are lower than ours. Other competitors may charge significantly more for installation, but in many cases, less for monitoring. In addition, cable and telecommunications companies have expanded into the monitored security industry and are bundling their existing offerings with monitored security services, often at lower monthly monitoring rates.
In many cases, we face competition for direct sales from our independent, third-party authorized dealers, who may offer installation for considerably less than we do in particular markets. We believe that the monitoring and service fees we offer are generally competitive with rates offered by other security service providers. We face competition from other providers such as technology and cable and telecommunications companies that may have existing access to and relationships with subscribers and highly recognized brands, which may drive increased awareness of their security/automation offerings relative to ours, have access to greater capital and resources than us, and may spend significantly more on advertising, marketing, and promotional resources, any of which could have a material adverse effect on our ability to drive awareness and demand for our products and services. In particular, these companies may be able to offer subscribers a lower price by bundling their services. We also face potential competition from DIY products such as SimpliSafe, Google Nest, Apple HomeKit, and Amazon Ring, as well as many others, which enable customers to self-monitor and control their environments without third-party involvement through the Internet, text messages, emails, or similar communications, but with the disadvantage that alarm events may go unnoticed. Some DIY providers may also offer professional monitoring with the purchase of their systems and equipment without a contractual commitment, which may be attractive to some customers and put us at a competitive disadvantage. Other DIY providers may offer new internet of things (“IoT”) devices and services with automated features and capabilities that may be appealing to customers. In addition, certain DIY providers have a significantly broader customer base and product offering than us, allowing them to cross-sell interactive and security solutions that are competitive with our offerings to customers who are loyal to the competitor’s brand. Shifts in customer preferences toward DIY systems could increase our attrition rates over time and the risk of accelerated amortization of customer contracts resulting from a declining customer base. It is possible that one or more of our competitors could develop a significant technological advantage over us that allows them to provide additional service or better-quality service or to lower their price, which could put us at a competitive disadvantage. Continued pricing pressure, improvements in technology, competitor brand loyalty, and shifts in customer preferences toward self-monitoring and DIY could adversely impact our customer base and/or pricing structure and have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
We depreciate or amortize the costs of our direct channel subscriber system assets and deferred subscriber acquisitions costs, as well as our acquired and dealer generated contracts and related customer relationships, based on the estimated life of the customer relationships. If attrition rates were to rise significantly, we may be required to accelerate this depreciation or amortization or impair such assets, which would cause a material adverse effect on our business, financial condition, and results of operations.
The retirement of older telecommunications technology such as 3G and CDMA by telecommunications providers and shifts in our customers’ choice of telecommunications services and equipment could materially adversely affect our business, increase customer attrition and require significant capital expenditures.
Certain elements of our operating model have historically relied on our customers’ continued selection and use of traditional copper wireline telecommunications service to transmit alarm signals to our monitoring centers. There is a growing trend for customers to switch to the exclusive use of cellular, or IP based technology in their homes and businesses, as telecommunication providers continue to discontinue their copper wireline services in favor of IP-based technology. Many of our customers also have security systems that rely on technology that is not operable with newer cellular networks or IP-based networks, and as such, will not be able to transmit alarm signals on these networks. The discontinuation of copper landline service, older cellular technologies, and other services by telecommunications providers, as well as the switch by customers to the exclusive use of cellular or IP technology, may require system upgrades to alternative, and potentially more expensive, alarm systems to transmit alarm signals and function properly. This could increase our customer revenue attrition and slow new customer generation. In January 2017, a major wireless network provider had fully retired its 2G network. To maintain our customer base that uses security and automation system components that communicated over that carrier’s 2G network, we completed a substantial conversion program to replace 2G cellular technology used in many of our security systems at significant cost to us with little, or no additional, cost to our customers. Certain existing subscribers chose not to replace their 2G cellular technology, thereby increasing our attrition rates.
We have received notice from the providers of 3G and CDMA cellular networks that they will be retiring their 3G and CDMA networks by the first quarter of 2022. In addition, one carrier that sunset CDMA in 2019 has agreed to continue to provide such service only until the end of 2022. We currently provide services to approximately 3.1 million customer sites that transmit signals via 3G or CDMA networks. If we were to implement additional service charges in connection with our transition plans, customers may view such charges unfavorably, which could cause gross customer revenue attrition to increase. If we are unable to upgrade cellular equipment at customer sites to meet new network standards prior to the retirement of 3G and CDMA networks in a timely and cost-effective manner, our business, financial condition, results of operations, and cash flows, could be materially adversely affected.
In November 2017, as part of the FCC’s efforts to facilitate the transition from traditional copper-based wireline networks to IP-based fiber broadband networks, the FCC repealed its rules requiring telecommunications carriers to provide direct advanced public notice to consumers of the retirement of copper-based wireline networks. Many of our customers rely solely on copper-based telephone networks to transmit alarm signals from their premises to our monitoring stations. Since some customer alarm systems are not compatible with IP-based communication paths, we will be required to upgrade or install new technologies, which may include the need to subsidize the replacement of the customers’ outdated systems at our expense. The FCC’s changes regarding copper-based wireline network retirements could lead to customer confusion and impede our ability to timely transfer customers to new network technologies. Any technology upgrades or implementations could require significant capital expenditures, may increase our attrition rates, and may also divert management and other resource attention away from customer service and sales efforts for new customers. In the future, we may not be able to successfully implement new technologies or adapt existing technologies to changing market demands. If we are unable to adapt in a timely manner to changing technologies, market conditions or customer preferences, our business, financial condition, results of operations, and cash flows could be materially adversely affected.
In addition, we use broadband Internet access service to support our product offerings, such as video monitoring and surveillance, and as a communications option for alarm monitoring and other services. Video monitoring and surveillance services use significantly more bandwidth than non-video Internet activity. As utilization rates and penetration of these services increase, the need for increased network capacity will necessitate our incurring significant capital expenditures to avoid service disruptions as well as ensure a seamless video experience for our customers.
Our reputation as a service provider of high-quality security offerings may be materially adversely affected by product defects or shortfalls in customer service.
Our business depends on our reputation and ability to maintain good relationships with our subscribers, dealers, and local regulators, among others. Our reputation may be harmed either through product defects, such as the failure of one or more of our subscribers’ alarm systems, or shortfalls in customer service. Subscribers generally judge our performance through their interactions with the staff at the monitoring and customer care centers, dealers, and technicians who perform on-site installation and maintenance services, as well as their day to day interactions with the product and the mobile application. Any failure to meet subscribers’ expectations in such customer service areas could cause an increase in attrition rates or make it difficult to recruit new subscribers. Any harm to our reputation or subscriber relationships caused by the actions of our dealers, personnel, or third-party service providers or any other factors could have a material adverse effect on our business, financial condition, and results of operations.
General economic conditions can affect our business, and we are susceptible to changes in the business economy, housing market, and business and consumer discretionary income, which may inhibit our ability to sustain customer base growth rates and impact our results of operations.
Demand for our products and services is affected by the general economy, the business environment, and the turnover in the housing market, among other things. Downturns in the general economy, the business environment, and the housing market would reduce opportunities to make sales of our products and services. Downturns in the rate of the sale of new and existing homes, which we believe drives a substantial portion of our new customer volume in any given year, and downturns in the rate of commercial property development, which drives demand for our commercial offerings, would reduce opportunities to make sales of new security, fire, and home automation systems and services and reduce opportunities to take over existing security, fire, and home automation systems. Recoveries in the housing market increase the occurrence of relocations, which may lead to customers disconnecting service and not contracting with us in their new homes.

The demand for our products and services is also dependent, in part, on national, regional, and local economic conditions, as well as our customers’ level of discretionary income. When our customers’ disposable income available for discretionary spending is reduced (such as by higher housing, energy, interest, operating or other costs, or where the actual or perceived wealth of customers has decreased as a result of circumstances such as lower real estate values, increased foreclosure rates, inflation, increased tax rates, or other economic disruptions), we could experience increased attrition rates and reduced customer demand. Where levels of business activity decline, the commercial fire and security business could experience increased attrition rates and reduced demand. No assurance can be given that we will be able to continue acquiring quality customers or that we will not experience higher attrition rates. Changes in customer-specific economic circumstances could cause current customers to disconnect our services to reduce their monthly spending, or such customers could default on their remaining contractual obligations to us. Our long-term revenue growth rate depends on installations and new contracts exceeding disconnects. If customer disconnects and defaults increase, our business, financial condition, results of operations, and cash flows could be materially adversely affected.
We are subject to credit risk and other risks associated with our subscribers.
A substantial part of our revenue is derived from the recurring monthly revenue due from subscribers under alarm monitoring contracts. Therefore, we are dependent on the ability and willingness of subscribers to pay amounts due under the alarm monitoring contracts on a monthly basis in a timely manner. Although subscribers are contractually obligated to pay amounts due under an alarm monitoring contract and are generally contractually obligated to pay early cancellation fees if they prematurely cancel the alarm monitoring contract during the initial term of the alarm monitoring contract (typically between three and five years), subscribers’ payment obligations are unsecured, which could impair our ability to collect any unpaid amounts from our subscribers.  To the extent payment defaults by subscribers under the alarm monitoring contracts are greater than anticipated, our business, financial condition, results of operations and cash flows could be materially adversely affected.
We also have been exploring and will continue to explore different pricing plans for our products and services, such as increasing or otherwise changing the amount of up-front payments or different financing options, such as retail installment arrangements for the amount of up-front payments associated with our transactions. These financing options could increase the credit risks associated with our subscribers, and the introduction of, or transition to, different financing options could result in quarterly revenue and expense fluctuations that are significantly greater than our historic patterns. While we intend to manage such credit risk by evaluating the credit quality of customers eligible for our financing options, our efforts to mitigate risk may not be sufficient to prevent an adverse effect on our business, financial condition, results of operations and cash flows.
Some of these customer financing options may be supported by financing arrangements with third parties.  For example, we entered into a receivables financing agreement with Mizuho Bank Ltd. in March 2020 (the “Securitization Financing Agreement”), that permits securitization financing of up to $200 million and matures on March 5, 2021, subject to extension. The Securitization Financing Agreement currently permits us to obtain financing backed by the sale of installment receivables from transactions involving a security system that is sold outright to the customer, but may be amended in the future to permit the financing backed by the sale of installment receivables from transactions in which we retain ownership of a security system. Third-party financing arrangements such as the Securitization Financing Agreement may impose or result in limitations on the products and services we offer customers that are financed under such arrangements, and may adversely affect our relationships with customers, which in turn could have an adverse effect on our business, financial condition, results of operations and cash flows.
Offering more pricing and financing options, and transitions between such options, such as between transactions involving a security system that is sold outright to the customer and transactions in which we retain ownership of a security system, may introduce operational complexity, require the devotion of resources that could otherwise be deployed elsewhere, and may increase market valuation risks due to differences in the financial treatment of different offerings. Such increased offerings or transitions between different offerings or equipment ownership models could also result in customer confusion or dissatisfaction, limit or remove our ability to offer “free device” promotions or other customer satisfaction programs, and may provide competitors with the opportunity to target our existing and potential clients by offering such “free device” or other promotions that we may be unable to offer under our own programs. Any of the foregoing could adversely affect our business, financial condition, results of operations and cash flows.
If the insurance industry changes its practice of providing incentives to homeowners for the use of alarm monitoring services, we may experience a reduction in new customer growth or an increase in our subscriber attrition rate.
It has been common practice in the insurance industry to provide a reduction in rates for policies written on homes that have monitored alarm systems. There can be no assurance that insurance companies will continue to offer these rate reductions. If these incentives were reduced or eliminated, new homeowners who otherwise might not feel the need for alarm monitoring services would be removed from our potential customer pool, which could hinder the growth of our business, and existing subscribers may choose to disconnect or not renew their service contracts, which could increase our attrition rates. In either case, our growth prospects and our business, financial condition, results of operations and cash flows could be materially adversely affected.

We have and will continue to invest in new businesses, services, and technologies outside the traditional security and interactive services market, which is inherently risky and could disrupt our current operations.
We have invested and will continue to invest in new businesses, products, services, and technologies beyond traditional security and interactive services. Our investments may involve significant risks and uncertainties, including capital loss on some or all of our investments, insufficient revenue from such investments to offset any new liabilities assumed and expenses associated with these new investments, distraction of management from current operations, and issues not identified during pre-investment planning and due diligence that could cause us to fail to realize the anticipated benefits of such investments and incur unanticipated liabilities. Since these investments are inherently risky, these new businesses, products, services, and technologies may not be successful and as a result, may materially adversely affect our reputation, business, financial condition, results of operations and cash flows.
Failure to successfully upgrade, integrate, and maintain the security of our information and technology networks, including personally identifiable information and other data, could materially adversely affect us.
We are dependent on information technology networks and systems, including Internet and Internet-based or “cloud” computing services, to collect, process, transmit, and store electronic information. We have completed a significant number of acquisitions of companies that operate different technology platforms and systems. We are currently implementing modifications and upgrades to our information technology systems and also integrating systems from our various acquisitions, including making changes to legacy systems, replacing legacy systems with successor systems with new functionality, and implementing new systems. Any delay in making such changes or replacements or in purchasing new systems due to conflicting budget priorities or otherwise could have a material adverse effect on our business, financial position, results of operations and cash flows. There are inherent costs and risks associated with integrating, replacing and changing these systems and implementing new systems, including potential disruption of our sales, operations and customer service functions, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel to integrate, implement and operate the new systems, demands on management time, and other risks and costs of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. In addition, our information technology system implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. The implementation of or delay in implementing new information technology systems may also cause disruptions in our business operations and have a material adverse effect on our business, financial position, results of operations and cash flows.
If we fail to comply with constantly evolving laws, regulations, and industry standards addressing information and technology networks, privacy, and data security, we could face substantial penalties, liability, and reputational harm, and our business, operations, and financial condition could be materially adversely affected.
Along with our own confidential data and information in the normal course of our business, we or our partners collect and retain significant volumes of third party data, some of which is subject to certain laws and regulations. Our ability to analyze this data to present the subscriber with an improved user experience is a valuable component of our services, but we cannot ensure you that the data we require will be available from these sources in the future or that the cost of such data will not increase. If the data that we require is not available to us on commercially reasonable terms or at all, we may not be able to provide certain parts of our current or planned products and services, and our business, financial condition, results of operations and cash flows could be materially adversely affected.
In addition, we may also collect and retain other sensitive types of data, including audio recordings of telephone calls and video images of customer sites. We must comply with applicable federal and state laws and regulations governing the collection, retention, processing, storage, disclosure, access, use, security, and privacy of such information in addition to our own posted information security and privacy policies and applicable industry standards. The legal, regulatory, and contractual environment surrounding the foregoing continues to evolve, and there has been an increasing amount of focus on privacy and data security issues with the potential to affect our business. These privacy and data security laws and regulations, as well as contractual requirements, could increase our cost of doing business, and failure to comply with these laws, regulations, and contractual requirements could result in government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity. In the event of a breach of personal information that we hold or that is held by third parties on our behalf, we may be subject to governmental fines, individual and class action claims, remediation expenses, and/or harm to our reputation. Further, if we fail to comply with applicable privacy and security laws, regulations, policies, and standards; properly protect the integrity and security of our facilities and systems and the data located within them; or defend against cybersecurity attacks; or if our third-party service providers, partners, or vendors fail to do any of the foregoing with respect to data and information assessed, used, stored, or collected on our behalf, our business, reputation, financial condition, results of operations, and cash flows could be materially adversely affected.
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
The California Consumer Privacy Act (“CCPA”), which became effective in 2020, gives California residents certain rights in relation to their personal information, requires that companies take certain actions, and applies to activities regarding personal information that is collected by us, directly or indirectly, from California residents. The CCPA creates and may continue to create, as its interpretation and enforcement evolves, a range of new compliance obligations, which could cause us to change our business practices, with the possibility for significant financial penalties for noncompliance that may materially adversely affect our business, reputation, financial condition, results of operations, and cash flows.
The General Data Protection Regulation (“GDPR”) applies to activities regarding personal data that are conducted by us, directly or indirectly through vendors and subcontractors, from an establishment in the European Union. As interpretation and enforcement of the GDPR evolves, it will create a range of new compliance obligations, which could cause us to change our business practices, with the possibility for significant financial penalties for noncompliance. The European Commission in July 2016 and the Swiss Government in January 2017 approved the EU-U.S. and the Swiss-U.S. Privacy Shield frameworks, respectively, which are designed to allow U.S. companies that self-certify to the U.S. Department of Commerce and publicly commit to comply with the Privacy Shield requirements to freely import personal data from the EU and Switzerland. However, these frameworks face a number of legal challenges and their validity remains subject to legal, regulatory, and political developments in both Europe and the U.S. This has resulted in some uncertainty, and compliance obligations could cause us to incur costs or require us to change our business practices in a manner adverse to our business and failure to comply could result in significant penalties that may materially adversely affect our business, reputation, financial condition, results of operations, and cash flows.
Due to the ever-changing threat landscape, our products may be subject to potential vulnerabilities of wireless and IoT devices, and our services may be subject to certain risks, including hacking or other unauthorized access to control or view systems and obtain private information.
Companies that collect and retain sensitive and confidential information are under increasing attack by cybercriminals around the world. While we implement security measures within our products, services, operations, and systems, those measures may not prevent cybersecurity breaches; the access, capture, or alteration of information by criminals; the exposure or exploitation of potential security vulnerabilities; distributed denial of service attacks; the installation of malware or ransomware; acts of vandalism; computer viruses; or misplaced data or data loss that could be detrimental to our reputation, business, financial condition, results of operations and cash flows. Third parties, including our partners and vendors, could also be a source of security risk to us in the event of a failure of their own products, components, networks, security systems, and infrastructure. In addition, we cannot be certain that advances in criminal capabilities, new discoveries in the field of cryptography, or other developments will not compromise or breach the technology protecting the networks that access our products and services.
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
In addition, we depend on our information technology infrastructure for business-to-business and business-to-consumer electronic commerce. Security breaches of, or sustained attacks against, this infrastructure could create system disruptions and shutdowns that could negatively impact our operations. Increasingly, our products and services are accessed through the Internet, and security breaches in connection with the delivery of our services via the Internet may affect us and could be detrimental to our reputation, business, financial condition, results of operations and cash flows. We continue to invest in new and emerging technology and other solutions to protect our network and information systems, but there can be no assurance that these investments and solutions will prevent any of the risks described above. In addition, any delay in making such investments due to conflicting budget priorities or otherwise could have a material adverse effect on our business, financial position, results of operations and cash flows. While we maintain cyber liability insurance that provides both third-party liability and first-party insurance coverages, our insurance may not be sufficient to protect against all of our losses from any future disruptions or breaches of our systems or other event as described above.
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
The components for the security and automation systems that we install are manufactured by third parties. We are therefore susceptible to interruptions in supply and to the receipt of components that do not meet our standards. Our suppliers may be susceptible to disruptions from fire, natural disasters, weather, pandemics, malicious acts, terrorism, government action, or other concerns impacting their local workforce, all of which are beyond our control. Any financial or other difficulties our providers face may have negative effects on our business. We exercise little control over our suppliers, which increases our vulnerability to problems with the products and services they provide or to their choice of which companies they will allow to sell their products. While we strive to utilize dual-sourcing methods to allow similar hardware components for our security systems to be interchangeable to minimize the risk of a disruption from a single supplier, any interruption in supply could cause delays in installations and repairs and the loss of current and potential customers. Also, if a previously installed component were found to be defective, we might not be able to recover the costs associated with its repair or replacement across our installed customer base, and the diversion of technical personnel to address the defect could materially adversely affect our business, financial condition, results of operations, and cash flows. In the event of a product recall or litigation against our suppliers or us, we could experience a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
We also rely on various third-party telecommunications providers and signal processing centers to transmit and communicate signals to our monitoring facility in a timely and consistent manner. These telecommunications providers and signal processing centers could deprioritize or fail to transmit or communicate these signals to the monitoring facility for many reasons, including disruptions from fire, natural disasters, weather, transmission interruption, malicious acts, provider preference, government action, or terrorism. The failure of one or more of these telecommunications providers or signal processing centers to transmit and communicate signals to the monitoring facility in a timely manner could affect our ability to provide alarm monitoring, home automation, and interactive services to our subscribers. We also rely on third-party technology companies to provide automation and interactive services to our customers. These technology companies could fail to provide these services consistently, or at all, which could result in our inability to meet customer demand and damage our reputation. There can be no assurance that third-party telecommunications providers, signal processing centers, and other technology companies will continue to transmit and communicate signals to the monitoring facility or provide home automation and interactive services to subscribers without disruption. Any such disruption, particularly one of a prolonged duration, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
In addition, the recent emergence of a coronavirus disease (COVID - 19) could impact any or all of the third party providers and suppliers on whom we rely. While the full impact of this disease and worldwide reaction to it are largely unknown, any disruption of such providers and suppliers caused by this disease could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
Most recently, we have considered the impacts of a coronavirus disease (COVID - 19) on our overall operations. While the full impact of this disease and the worldwide reaction to it are largely unknown at this time, any widespread growth in infections, or travel restrictions, quarantines or site closures imposed as a result of the disease, could, among other things, impact the ability of our employees to staff call centers, staff customer care centers, be available to install new or repair existing systems within residential homes or commercial operations, or enter such homes or commercial operations. In addition, the disease could lead to disruptions in our supply chain, causing shortages or unavailability of equipment necessary to install or repair systems. Any of these outcomes could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
We may pursue business opportunities that diverge from our current business model, including expanding our products or service offerings, investing in new and unproven technologies, adding customer acquisition channels, and forming new alliances with companies to market our services. We can provide no assurance that any such business opportunities will prove to be successful. Among other negative effects, our pursuit of such business opportunities could cause our cost of investment in new customers to grow at a faster rate than our recurring revenue and fees collected at the time of installation. In addition, any new business partner may not agree to the terms and conditions or limitations on liability that we typically impose upon third parties. We have acquired DataShield, LLC and Secure Designs, each of which provide cybersecurity services for business customers, which expands our suite of services. As companies are under increasing attack by cybercriminals around the world, a breach by such cybercriminals of our customers’ systems or operations could result in claims and lawsuits against us and result in damage to our brand and reputation. We have also acquired several companies that sell and service fire and integrated security systems to business customers, including Red Hawk Fire & Security, which significantly expanded our commercial fire and security capabilities, reach, and customer base. In addition, as we expand our products and services to larger commercial installations, we may have customers who experience large commercial losses that result in claims and lawsuits against us and result in damage to our brand and reputation. In January 2020, we acquired Defenders, which was our largest authorized dealer in 2019.  While this acquisition expands our direct go-to-market operations, we cannot be certain that we can maintain the level of new account generation through Defenders as was achieved through Defenders prior to the acquisition or that we can maintain as effective a third-party dealer model, having removed our largest dealer from this sales channel. We are also currently exploring the option of offering certain of our monitoring and cybersecurity services under non-ADT brands to international markets outside of the U.S. Additionally, any new alliances or customer acquisition channels could require developmental investments or have higher cost structures than our current arrangements, which could reduce operating margins and require more working capital. In the event that working capital requirements exceed operating cash flow, we could be required to draw on our revolving credit facility, or pursue other external financing, which may not be readily available. Any of these factors could materially adversely affect our business, financial condition, results of operations, and cash flows.
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
The continued integration of operations, products, and personnel from our acquisitions will continue to require the attention of our management and place demands on other internal resources. The diversion of management’s attention, and any difficulties encountered in the transition and integration process, could materially adversely affect our business, financial condition, results of operations and cash flows. In addition, the overall continued integration of our acquired businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, and loss of customer relationships. The difficulties of combining the operations of the companies may generally include, among others:

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

•	conforming standards, controls, procedures, accounting and other policies, equipment ownership models, business cultures, and compensation structures;

•	difficulties in establishing a SOX compliant control environment;

•
difficulties which may arise from matters not revealed or understood in the pre-acquisition diligence process such as external and internal threats and vulnerabilities in systems, websites or products and other cyber-related concerns, theft of data or other assets of the acquired company, legacy claims in tax, litigation or otherwise of the acquired company;

•	difficulties in the assimilation of employees, including possible culture conflicts and different opinions on technical decisions and product roadmaps;

•	difficulties in managing the expanded operations of a significantly larger and more complex company;

•	challenges in keeping existing customers and obtaining new customers;

•	challenges in gaining acceptance of the acquisition within the investment community;

•	challenges in attracting and retaining key personnel, particularly with acquired businesses having rates of employee attrition that are significantly higher than our own;

•
challenges in ensuring the sales practices of acquired businesses conform to the regulatory environment within which we operate, including, among others, with respect to marketing and sales practices; and

•	coordinating a geographically dispersed organization.
While we have not experienced any material difficulties to date in connection with integrating our acquisitions, many of these factors are outside our control and any one of them could result in increased costs, decreases in the amount of expected revenues, and further diversion of management’s time and energy, which could materially adversely affect our business, financial condition, results of operations and cash flows.

Our customer generation strategies through third parties, including our authorized dealer and affinity marketing programs, and the competitive market for customer accounts may affect our future profitability.
An element of our business strategy is the generation of new customer accounts through third parties, including our authorized dealers, which accounted for approximately half of our new customer accounts for 2019. Our future operating results will depend in large part on our ability to continue to manage this business generation strategy effectively. We currently generate accounts through hundreds of independent third parties, including authorized dealers, a significant portion of our accounts originate from a smaller number of such third parties. We experience loss of third-party sales partnerships, including authorized dealers from our authorized dealer program, due to various factors, such as dealers and third parties becoming inactive or discontinuing their electronic security business, non-renewal of our dealer and sales generation contracts, and competition from other alarm monitoring companies. If we experience a loss of authorized dealers or third-party sellers representing a significant portion of our customer account generation, or if we are unable to replace or recruit authorized dealers, other third-party sellers, or alternate distribution channel partners in accordance with our business strategy, our business, financial condition, results of operations, and cash flows could be materially adversely affected.
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
In addition to other traditional providers of security and automation solutions, we face competition from cable and telecommunications companies that are actively targeting the home automation and monitored security market, as well as from large technology companies that are expanding into the connected home market either through the development of their own solutions or the acquisition of other companies with home automation solution offerings. We also face competition for business customers from large global industrial companies and smaller regional providers of commercial fire and security solutions with highly specialized skills, strong pre-existing relationships with customers and, in some cases, the ability to provide equipment and services to locations outside the U.S. This increased competition could result in pricing pressure, a shift in customer preferences toward the services of these companies, reduce our market share, and make it more difficult for us to compete on brand-name recognition and reputation. Continued pricing pressure from competitors or failure to achieve pricing based on the competitive advantages could prevent us from maintaining competitive price points for our products and services resulting in lost customers or in our inability to attract new customers and have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
Our success depends in part on our continued ability to use trademarks to capitalize on our brands’ name-recognition and to further develop our brands in the U.S, as well as in other international markets should we choose to expand our business in the future. Not all of the trademarks that are used by our brands have been registered in all of the countries in which we may do business in the future, and some trademarks may never be registered in any or all of these countries. Rights in trademarks are generally territorial in nature and are obtained on a country-by-country basis by the first person to obtain protection through use or registration in that country in connection with specified products and services. Some countries’ laws do not protect unregistered trademarks at all, or make them more difficult to enforce, and third parties may have filed for “ADT,” “PROTECTION ONE,” or similar marks in countries where we have not registered these brands as trademarks. Accordingly, we may not be able to adequately protect our brands everywhere in the world and use of such brands may result in liability for trademark infringement, trademark dilution, or unfair competition.
In particular, certain trademarks associated with the ADT brand, including “ADT” and the blue octagon, are owned in all territories outside of the U.S and Canada by Johnson Controls, which acquired and merged with and into Tyco. In certain instances, such trademarks are licensed in certain territories outside the U.S. and Canada by Johnson Controls to third parties. Pursuant to a trademark agreement entered into between The ADT Corporation and Tyco (“Tyco Trademark Agreement”) in connection with the separation of The ADT Corporation from Tyco in 2012, which endures in perpetuity, we are prohibited from ever registering, attempting to register or using such trademarks outside the U.S. (including Puerto Rico and the US Virgin Islands) and Canada, and we may not challenge Tyco’s rights in such trademarks outside the U.S. and Canada. Additionally, under the Tyco Trademark Agreement, we and Tyco each has the right to propose new secondary source indicators (e.g., “Pulse”) to become designated source indicators of such party. To qualify as a designated source indicator, certain specified criteria must be met, including that the indicator has not been used as a material indicator by the non-proposing party or its affiliates over the previous seven years. If we are unable to object to Tyco’s proposal for a new designated source indicator by successfully asserting that the new indicator did not meet the requisite criteria, we would subsequently be precluded from using, registering, or attempting to register such indicator in any jurisdiction, including the U.S. and Canada, whether alone or in connection with an ADT brand. While we and Tyco are each required to (i) adhere to specified quality control standards with respect to the use of the subject trademarks in their respective jurisdictions, (ii) cooperate with respect to enforcement in their respective territories, and (iii) cooperate to avoid and correct any potential or actual customer confusion over the proper ownership of the ADT brand in any particular territory, it is nonetheless possible that dilution, infringement, or customer confusion may result from the arrangement, which could materially adversely affect our reputation, business, financial condition, results of operations, and cash flows.
In addition, in November 2019, we sold all of our shares of ADT Canada to TELUS. In connection with the sale of ADT Canada, we and TELUS, among other things, entered into a non-competition and non-solicitation agreement pursuant to which we agreed not to directly or indirectly engage in a business competitive with ADT Canada, subject to limited exceptions for cross-border commercial customers and mobile safety applications, for a period of seven years. In connection with our sale of ADT Canada, we also entered into a patent and trademark license agreement with TELUS granting them (i) the use of our patents in Canada for a period of seven years and (ii) the exclusive rights to use our trademarks in Canada for a period of five years followed by non-exclusive use of our trademarks for an additional two years. Any violation by TELUS of our agreements with them, or their misuse of our intellectual property or behavior by TELUS in a manner that incorrectly reflects poorly on us because of TELUS’s use of our intellectual property could damage our brand and reputation and have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
We may be subject to claims of intellectual property infringement by third parties. In particular, as our services have expanded, we have become subject to claims alleging infringement of intellectual property, including litigation brought by special purpose or so-called “non-practicing” entities that focus solely on extracting royalties and settlements by alleging infringement and threatening enforcement of patent rights. Such claims may increase in number should we establish a new proprietary platform or expand upon our existing intellectual property in the future. These companies typically have little or no business or operations, and there are few effective deterrents available to prevent such companies from filing patent infringement lawsuits against us. In addition, we rely on licenses and other arrangements with third parties covering intellectual property related to many of the products and services that we market. Notwithstanding these arrangements, we could be at risk for infringement claims from third parties. Additionally, while we are party to a patent agreement with Tyco, which generally includes a covenant by Tyco not to bring an action against us alleging that the manufacture, use, or sale of any products or services in existence as of the date of our separation from Tyco infringes any patents owned or controlled by Tyco and used by us on or prior to such date, such agreement does not protect us from infringement claims for future product or service expansions. In general, if a court determines that one or more of our services infringes on intellectual property rights owned by others, we may be required to cease marketing those services, to obtain licenses from the holders of the intellectual property at a material cost or on unfavorable terms, or to take other potentially costly or burdensome actions to avoid infringing third-party intellectual property rights. The litigation process is costly and subject to inherent uncertainties, and we may not prevail in litigation matters regardless of the merits of our position. Intellectual property lawsuits or claims may become extremely disruptive if the plaintiffs succeed in blocking the trade of our products and services and may have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We are subject to credit risk and other risks associated with our dealers.
Under the standard alarm monitoring contract acquisition agreements that we enter into with our dealers, if a subscriber terminates their service with us during the first twelve months after the alarm monitoring contract has been acquired, the dealer is typically required to compensate us in an amount based on the original acquisition cost of the terminating alarm monitoring contract. We are subject to the risk that dealers will breach their obligation to provide a comparable substitute alarm monitoring contract for a terminating alarm monitoring contract or compensate us in an amount based on the original acquisition cost of the terminating alarm monitoring contract. Although we generally withhold specified amounts from the acquisition cost paid to dealers for alarm monitoring contracts (“holdback”), which may be used to satisfy or offset these and other applicable dealer obligations under the alarm monitoring contract acquisition agreements, there can be no guarantee that these amounts will be sufficient to satisfy or offset the full extent of the default by a dealer of its obligations under its agreement. If the holdback does prove insufficient to cover dealer obligations, we are also subject to the credit risk that the dealers may not have sufficient funds to compensate us or that any such dealer will otherwise breach its obligation to compensate us for a terminating alarm monitoring contract. To the extent defaults by dealers of the obligations under their agreements are greater than anticipated, our business, financial condition, results of operations and cash flows could be materially adversely affected.

Our dealers may expose us to additional risks.
We are subject to reputational risks that may arise from the actions of our dealers and their employees, independent contractors, and other agents that are wholly or partially beyond our control, such as violations of our marketing policies and procedures as well as any failure to comply with applicable laws and regulations. If our dealers engage in marketing practices that are not in compliance with local laws and regulations, we may be in breach of such laws and regulations, which may result in regulatory proceedings and potential penalties that could materially impact our business, financial condition, results of operations and cash flows. In addition, unauthorized activities in connection with sales efforts by employees, independent contractors, and other agents or our dealers, including calling consumers in violation of the Telephone Consumer Protection Act and predatory door-to-door sales tactics and fraudulent misrepresentations, could subject us to governmental investigations and class action lawsuits for, among others, false advertising and deceptive trade practice damage claims, against which we will be required to defend. Such defense efforts will be costly and time-consuming, and there can be no assurance that such defense efforts will be successful, all of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We may be subject to securities class actions and other lawsuits which may harm our business and results of operations.
We have previously been subject to securities class actions relating to our 2018 IPO and we may in the future be subject to additional securities litigation in connection with our 2018 IPO, in connection with issues arising subsequent to the 2018 IPO or in connection with issues that may have arisen prior to the acquisition of what was then The ADT Corporation. We may also be subject to class action litigation involving alleged violations of consumer protection laws, employment laws or other matters. This type of litigation may be lengthy and may result in substantial costs and a diversion of management’s attention and resources. Results cannot be predicted with certainty and an adverse outcome in such litigation could result in monetary damages or injunctive relief that could materially adversely affect our business, financial condition, results of operations and cash flows.
In addition, we are currently and may in the future become subject to legal proceedings and commercial or contractual disputes. These are typically claims that arise in the normal course of business including, without limitation, commercial or contractual disputes with our suppliers, intellectual property matters, third-party liability, including product liability claims and employment claims. There is a possibility that such claims may have a material adverse effect on our business, financial condition, results of operations and cash flows that is greater than we anticipate and/or negatively affect our reputation.
Increasing government regulation of telemarketing, email marketing, door-to-door sales, and other marketing methods may increase our costs and restrict the operation and growth of our business.
We rely on telemarketing, email marketing, door-to-door sales, and other marketing channels, including social media conducted internally and through third parties to generate a substantial number of leads for our business, all of which is subject to federal, state and local regulation. Telemarketing and email marketing activities are subject to an increasing amount of regulation in the U.S. Regulations have been issued by the FTC and the FCC that place restrictions on unsolicited telephone calls to residential and wireless telephone subscribers, whether direct dial or by means of automatic telephone dialing systems, prerecorded, or artificial voice messages and telephone fax machines, and require us to maintain a “do not call” list and to train our personnel to comply with these restrictions. The FTC regulates sales practices generally and email marketing and telemarketing specifically and has broad authority to prohibit a variety of advertising or marketing practices that may constitute “unfair or deceptive acts or practices.” Most of the statutes and regulations in the U.S. applicable to telemarketing and email marketing allow a private right of action for the recovery of damages or provide for enforcement by the FTC and FCC, state attorneys general, or state agencies permitting the recovery of significant civil or criminal penalties, costs and attorneys’ fees if regulations are violated. We strive to comply with all such applicable regulations, but can provide no assurance that we, our authorized dealers or third parties that we rely on for telemarketing, email marketing, and other lead generation activities will be in compliance with all applicable regulations at all times. Although our contractual arrangements with our authorized dealers, affinity marketing partners, and other third parties generally require them to comply with all such regulations and to indemnify us for damages arising from their failure to do so, we can provide no assurance that the FTC and FCC, private litigants, or others will not attempt to hold us responsible for any unlawful acts conducted by our authorized dealers, affinity marketing partners and other third parties or that we could successfully enforce or collect upon any indemnities. Additionally, certain FCC rulings and FTC enforcement actions may support the legal position that we may be held vicariously liable for the actions of third parties, including any telemarketing violations by our independent, third-party authorized dealers that are performed without our authorization or that are otherwise prohibited by our policies. The FCC and FTC have relied on certain actions to support the notion of vicarious liability, including, but not limited to, the use of our brand or trademark, the authorization or approval of telemarketing scripts, or the sharing of consumer prospect lists. Changes in such regulations or the interpretation thereof that further restrict such activities could result in a material reduction in the number of leads for our business and could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Our use of celebrities and social media influencers may harm our business and reputation.
We rely on marketing by influencers and celebrity spokespersons that represent the ADT brand to generate new customers. The promotion of our brand, products and services by influencers and celebrities is subject to FTC regulations, including the requirement to disclose any compensatory arrangements between ADT and the influencer in any reviews or public statements by the influencer about ADT or our products and services. These influencers and celebrities, with whom we maintain relationships, could also engage in activities or behaviors or use their platforms to communicate directly with our customers in a manner that violates applicable regulations or reflects poorly on our brand and may be attributed to us or otherwise adversely affect us, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Our business operates in a regulated industry.
Our operations and employees are subject to various federal, state, and local laws and regulations in such areas as consumer protection, occupational licensing, environmental protection, labor and employment, tax, and other laws and regulations. Most states in which we operate have licensing laws directed specifically toward the sale, installation, monitoring and maintenance of fire and security devices. Our business relies heavily upon the use of both wireline and wireless telecommunications to communicate signals, and telecommunications companies are regulated by federal, state, and local governments.
In certain jurisdictions, we are required to obtain licenses or permits to comply with standards governing employee selection and training and to meet certain standards in the conduct of our business. The loss of such licenses or permits or the imposition of conditions to the granting or retention of such licenses or permits could have a material adverse effect on us. Furthermore, in certain jurisdictions, certain security systems must meet fire and building codes to be installed, and it is possible that our current or future products and service offerings will fail to meet such codes, which could require us to make costly modifications to our products and services or to forego operating in certain jurisdictions.
We must also comply with numerous federal, state, and local laws and regulations that govern matters relating to our interactions with residential customers, including those pertaining to privacy and data security, consumer financial and credit transactions, home improvement contracts, warranties, and door-to-door solicitation. These laws and regulations are dynamic and subject to potentially differing interpretations, and various federal, state, and local legislative and regulatory bodies may initiate investigations, expand current laws or regulations, or enact new laws and regulations, regarding these matters. As we expand our product and service offerings and enter into new jurisdictions, we may be subject to more expansive regulation and oversight. For example, as a result of our acquisition of various commercial businesses, we are expanding commercial offerings and exploring markets outside of the U.S, and we will need to identify and comply with laws and regulations that apply to such services in the relevant jurisdictions. In addition, any financing or lending activity will subject us to various rules and regulations, such as the U.S. federal Truth in Lending Act and analogous state legislation. In addition, should we expand our sales to government entities, we will be subject to additional contracting regulations, disclosure obligations, and various civil and criminal penalties, among other things, in a significant manner that we are not subject to today.
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
Some local governments impose assessments, fines, penalties, and limitations on either customers or the alarm companies for false alarms. Certain municipalities have adopted ordinances under which both permit and alarm dispatch fees are charged directly to the alarm companies. Our alarm service contracts generally allow us to pass these charges on to customers, but we may not be able to collect these charges if customers are unwilling or unable to pay them and such outcome may materially and adversely affect our business, financial condition, results of operations and cash flows. Furthermore, our customers may elect to terminate or not renew our services if assessments, fines, or penalties for false alarms become significant. If more local governments were to impose assessments, fines, or penalties, our customer base, business, financial condition, results of operations and cash flows could be materially adversely affected.

Police departments could refuse to respond to calls from monitored security service companies.
Police departments in certain jurisdictions do not respond to calls from monitored security service companies unless certain conditions are met, such as video or other verification or eyewitness accounts of suspicious activities, either as a matter of policy or by local ordinance. We offer video verification in certain jurisdictions which increases costs of some security systems, which may increase costs to customers. As an alternative to video cameras in some jurisdictions, we have offered affected customers the option of receiving response from private guard companies, at least as an initial means to verify suspicious activities. In most cases this is accomplished through contracts with private guard companies, which increases the overall cost to customers. If more police departments were to refuse to respond or be prohibited from responding to calls from monitored security service companies unless certain conditions are met, such as video or other verification or eyewitness accounts of suspicious activities, our ability to attract and retain customers could be negatively impacted and our business, financial condition, results of operations, and cash flows could be materially adversely affected.
Adoption of statutes and governmental policies purporting to characterize certain of our charges as unlawful may adversely affect our business.
Generally, if a customer cancels their contract with us prior to the end of the initial contract term, other than in accordance with the contract, we may charge the customer an early cancellation fee. Consumer protection policies or legal precedents could be proposed or adopted to restrict the charges we can impose upon contract cancellation. Such initiatives could compel us to increase our prices during the initial term of our contracts and consequently lead to less demand for our services and increased customer attrition. Adverse judicial determinations regarding these matters could cause us to incur legal exposure to customers against whom such charges have been imposed and expose us to the risk that certain of our customers may seek to recover such charges through litigation, including class action lawsuits. Any such loss in demand for our services, increase in attrition, or the costs of defending such litigation and enforcement actions could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

In the absence of regulation, certain providers of Internet access may block our services or charge their customers more for using our services, or government regulations relating to the Internet could change, which could materially adversely affect our revenue and growth.

Our interactive and home automation services are primarily accessed through the Internet and our security monitoring services, including those utilizing video streaming, are increasingly delivered using Internet technologies. Users who access our services through mobile devices, such as smart phones, laptops, and tablet computers must have a high-speed Internet connection, such as broadband, 3G, CDMA or 4G/LTE, to use our services. Currently, this access is provided by telecommunications companies and Internet access service providers that have significant and increasing market power in the broadband and Internet access marketplace. In the absence of government regulation, these providers could take measures that affect their customers’ ability to use our products and services, such as degrading the quality of the data packets we transmit over their lines, giving our packets low priority, giving other packets higher priority than ours, blocking our packets entirely, or attempting to charge their customers more for using our products and services. To the extent that Internet service providers implement usage-based pricing, including meaningful bandwidth caps, or otherwise try to monetize access to their networks, we could incur greater operating expenses and customer acquisition and retention could be negatively impacted, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Furthermore, to the extent network operators were to create tiers of Internet access service and either charge us for or prohibit our services from being available to our customers through these tiers, our business could be negatively impacted. Some of these providers also offer products and services that directly compete with our own offerings, which could potentially give them a competitive advantage. In addition, the FCC recently rolled back net neutrality protections in the U.S. as described below and most other countries have not adopted formal net neutrality or open Internet rules.
On February 26, 2015, the FCC reclassified broadband Internet access services in the U.S. as a telecommunications service subject to some elements of common carrier regulation, including the obligation to provide service on just and reasonable terms, and adopted specific net neutrality rules prohibiting the blocking, throttling, or “paid prioritization” of content or services. However, in December 2017, the FCC re-classified broadband Internet access service as an unregulated information service and repealed the specific rules against blocking, throttling, or “paid prioritization” of content or services. It retained a rule requiring Internet service providers to disclose their practices to consumers, entrepreneurs and the FCC. A number of parties appealed this order, and on October 1, 2019, the US Court of Appeals for the DC Circuit upheld a portion of the FCC’s 2017 ruling, while invalidating the portion that preempted states and local governments from enacting their own net neutrality rules. On December 13, 2019, the plaintiffs asked the full DC Circuit to rehear their case. It is possible Congress may adopt legislation establishing clear net neutrality requirements at some point. The elimination of net neutrality rules and any changes to the rules could affect the market for broadband Internet access service in a way that impacts our business and could have a material adverse effect on our business, financial condition, results of operations, and cash flows. For example, if Internet access providers provide better Internet access for their own alarm monitoring or interactive services that compete with our services or limit the bandwidth and speed for the transmission of data from ADT equipment, the demand for our services could be depressed or the costs of services we provide could increase.
Goodwill and other identifiable intangible assets represent a significant portion of our total assets, and we may never realize the full value of our intangible assets.
As of December 31, 2019, we had approximately $11.6 billion of goodwill and other identifiable intangible assets. Goodwill and other identifiable intangible assets are recorded at fair value on the date of acquisition. We review such assets for impairment at least annually. Impairment may result from, among other things, deterioration in performance; adverse market conditions; adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products and services we offer; challenges to the validity of certain registered intellectual property; reduced sales of certain products or services incorporating registered intellectual property; increased attrition; and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge to our results of operations. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of goodwill or other identifiable intangible assets could have a material adverse effect on our financial condition and results of operations.
Changes in accounting principles may adversely affect our financial results.
We present our results of operations and financial condition consistent with U.S. generally accepted accounting principles and standards issued by the Financial Accounting Standards Board (“FASB”). Preparation of our consolidated financial statements is highly complex and involves many assumptions, estimates, and judgments. Changes in accounting standards or practices may adversely impact our financial results and could affect the consolidated financial statements for periods prior to the effective date of the change. Refer to our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report for additional information about new accounting standards and other new accounting pronouncements. Implementation of new accounting standards could have a significant impact on our financial results, and any difficulties in implementing new accounting standards or any other new accounting pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline, harm investors’ confidence in the Company and management, and materially adversely affect our stock price.
We have significant deferred tax assets, and any impairments of or valuation allowances against these deferred tax assets in the future could materially adversely affect our results of operations, financial condition, and cash flows.
We are subject to income taxes in the U.S. and in Canada up to the sale of ADT Canada and for back years as per the sale agreement with respect to the sale of ADT Canada, and in various state, territorial, provincial, and local jurisdictions. The amount of income taxes we pay is subject to our interpretation and application of tax laws in jurisdictions in which we file. Changes in current or future laws or regulations, the imposition of new or changed tax laws or regulations, or new related interpretations by taxing authorities in the jurisdictions in which we file could materially adversely affect our financial condition, results of operations, and cash flows.
Our future consolidated federal and state income tax liability may be significantly reduced by tax credits and tax net operating loss (“NOL”) carryforwards available to us under the applicable tax codes. Each of ASG Intermediate Holding Corp., Protection One, Inc., and The ADT Corporation had material NOL carryforwards prior to our acquisition of such entity. Our ability to fully utilize these deferred tax assets, however, may be limited for various reasons, such as if projected future taxable income becomes insufficient to recognize the full benefit of our NOL carryforwards prior to their expirations. If a corporation experiences an “ownership change,” Sections 382 and 383 of the Internal Revenue Code (“IRC”) provide annual limitations with respect to the ability of a corporation to utilize its NOL (as well as certain built-in losses) and tax credit carryforwards against future U.S. taxable income. In general, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of the corporation by more than 50 percentage points over a three-year testing period.
The Formation Transactions and the ADT Acquisition resulted in an ownership change of each of those entities. Our ability to fully utilize the NOL carryforwards of those entities is subject to the limitations under Section 382 of the IRC. We do not expect that this limitation will impact our ability to utilize these tax attributes. However, it is possible that future changes in the direct or indirect ownership in our equity might result in additional ownership changes that may trigger the imposition of additional limitations under Section 382 of the IRC with respect to these tax attributes.
In addition, audits by the U.S. Internal Revenue Service (“IRS”) as well as state, territorial, provincial, and local tax authorities could reduce our tax attributes and/or subject us to tax liabilities if tax authorities make adverse determinations with respect to our NOL or tax credits carryforwards. There can be no assurance that adjustments that would reduce our tax attributes or otherwise affect our tax liability will not be proposed by the tax authorities. Further, any future disallowance of some or all of our tax credits or NOL carryforwards as a result of legislative change could materially adversely affect our tax obligations. Accordingly, there can be no assurance that in the future we will not be subject to increased taxation or experience limitations with respect to recognizing the benefits of our NOL carryforwards and other tax attributes. Any such increase in taxation or limitation of benefits could have a material adverse effect on our financial condition, results of operations, or cash flows. As of December 31, 2019, all tax years through 2015 have been audited and resolved with the IRS. The 2010 through 2018 tax years remain subject to examination for state income tax purposes.
In connection with the Tax Cuts and Jobs Act of 2017 (“Tax Reform”), a new limitation under IRC Section 163(j) was imposed on the amount of interest expense allowed as a deduction in our tax returns each year. The amounts disallowed each year can be carried forward indefinitely and used in subsequent years if an excess limitation exists. We have begun to accumulate a significant deferred tax asset related to this disallowed interest carryforward. However, there is a risk that we will not recognize the benefit of this deferred tax asset in the foreseeable future due to our annual interest expense exceeding the imposed limitation. We may need to record a valuation allowance against this deferred tax asset in the future as the deferred tax asset grows, which may have adverse effects on our future financial condition and results of operations.
The annual interest disallowance is not expected to have an immediate adverse impact on our financial condition and cash flows, as we have NOL carryforwards available to offset the increased taxable income resulting from the disallowed interest expense deductions. We expect to have NOLs available for another three to five years, after which there is a risk that the interest disallowance will have an adverse impact on our financial condition and cash flows.
We are exposed to greater risks of liability for employee acts or omissions or system failures than may be inherent in other businesses.
If a customer or third-party believes that it has suffered harm to person or property due to an actual or alleged act or omission of one of our authorized dealers, independent contractors, employees or other agents, or a security or interactive system failure, they (or their insurers) may pursue legal action against us, and the cost of defending the legal action and of any judgment against us could be substantial. In particular, because our products and services are intended to help protect lives and real and personal property, we may have greater exposure to litigation risks than businesses that provide other commercial, consumer, and small business products and services. Our standard customer contracts contain a series of risk-mitigation provisions that serve to limit our liability and/or limit a claimant’s ability to pursue legal action; however, in the event of litigation with respect to such matters, it is possible that these risk-mitigation provisions may be deemed not applicable or unenforceable and, regardless of the ultimate outcome, we may incur significant costs of defense that could materially adversely affect our business, financial condition, results of operations, and cash flows, and there can be no assurance that any such defense efforts will be successful.
If we are unable to recruit and retain key personnel, our ability to manage our business could be materially and adversely affected.
Our success will depend in part upon the continued services of key personnel, including, our management team, sales representatives, installation and service technicians and call center personnel. Our ability to recruit and retain key personnel for management, sales, technician and call center positions could be impacted adversely by the competitive labor environment and require us to pay wages and incur other costs in excess of our planned expenditure. According to the U.S. Bureau of Labor Statistics, the national unemployment rate in the U.S. was 3.5% at the end of 2019 and is even lower in certain parts of the U.S. where we operate. In addition, we may acquire businesses from time to time that have rates of employee attrition significantly higher than our own and we may experience difficulty or delay in hiring to fill positions at these higher rates or in bringing the employee attrition rate of such acquired businesses to a level consistent with our own. The loss, incapacity, or unavailability for any reason of key members of our management team, higher than expected payroll and other costs associated with the hiring and retention of personnel and the inability or delay in hiring new key employees, such as, sales, technician and call center personnel, could materially adversely affect our ability to manage our business and our future operational and financial results.
The loss of or changes to our senior management could disrupt our business.
Our senior management is important to the success of our business because there is significant competition for executive personnel with experience in the security and home automation industry. As a result of this need and the competition for a limited pool of industry-based executive experience, we may not be able to retain our existing senior management. Our future success will partly depend on our Chief Executive Officer, Mr. James D. DeVries’ ability, along with the ability of other senior management and key employees, to effectively implement our business strategies. In addition, we may not be able to fill new positions or vacancies created by expansion or turnover. Moreover, we do not currently have and do not expect to have in the future “key person” insurance on the lives of any member of our senior management. The loss of any member of our senior management team or changes in strategy or execution as a result of their replacement (either from inside or outside our existing management team) could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Adverse developments in our relationship with our employees could materially and adversely affect our business, results of operations, and financial condition.
As of December 31, 2019, approximately 1,445 of our employees at various sites, or approximately 8% of our total workforce, were represented by unions and covered by collective bargaining agreements. We are currently a party to approximately 30 collective bargaining agreements. Almost one-third of these agreements are up for renewal in any given year. We cannot predict the outcome of negotiations of the collective bargaining agreements covering our employees. If we are unable to reach new agreements or renew existing agreements, employees subject to collective bargaining agreements may engage in strikes, work slowdowns, or other labor actions, which could materially disrupt our ability to provide services. New labor agreements or the renewal of existing agreements may impose significant new costs on us, which could materially adversely affect our business, financial condition, results of operations and cash flows in the future.
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
Under the terms of the 2012 Tax Sharing Agreement, Tyco controls all U.S. income tax audits relating to the pre-separation taxable period (including the separation itself). Tyco has been subject to federal income tax audits for the 1997—2012 tax years, and as of December 31, 2019, all tax years through 2012 have been audited and resolved with the IRS. The 2010 through 2012 tax years remain subject to examination for state income tax purposes.
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
We may be required to make indemnification payments relating to the sale of our Canadian business to Telus Corporation.
In connection with the sale of ADT Canada, we entered into an agreement with TELUS which provides that we are liable for all taxes of the Canadian business for all pre-closing tax periods. We are liable to indemnify TELUS for any tax liabilities assessed by the Canadian tax authorities in the future that are related to pre-closing tax years. We have no assurance that adjustments that would affect our pre-disposition tax liabilities will not be proposed by the tax authorities, as there is a potential for adverse determinations to be made on tax years that remain subject to audit. Our agreement with TELUS provides that we manage all tax audits relating to the pre-closing tax years. As of December 31, 2019, ADT Canada has resolved all income tax audits through the 2015 tax year.

We may be subject to liability for obligations of The Brink’s Company under the Coal Act or other coal-related liabilities of The Brink’s Company.
On May 14, 2010, The ADT Corporation acquired Broadview Security, a business formerly owned by The Brink’s Company. Under the Coal Industry Retiree Health Benefit Act of 1992, as amended (“Coal Act”), The Brink’s Company and its majority-owned subsidiaries as of July 20, 1992 (including certain legal entities acquired in the Broadview Security acquisition) are jointly and severally liable with certain of The Brink’s Company’s other current and former subsidiaries for health care coverage obligations provided for by the Coal Act. A Voluntary Employees’ Beneficiary Association (“VEBA”) trust has been established by The Brink’s Company to pay for these liabilities, although the trust may have insufficient funds to satisfy all future obligations. We cannot rule out the possibility that certain legal entities acquired in the Broadview Security acquisition may also be liable for other liabilities in connection with The Brink’s Company’s former coal operations. At the time of the separation of Broadview Security from The Brink’s Company in 2008, Broadview Security entered into an agreement pursuant to which The Brink’s Company agreed to indemnify it for any and all liabilities and expenses related to The Brink’s Company’s former coal operations, including any health care coverage obligations. The Brink’s Company has agreed that this indemnification survives The ADT Corporation’s acquisition of Broadview Security. We in turn agreed to indemnify Tyco for such liabilities in our separation from it. If The Brink’s Company and the VEBA are unable to satisfy all such obligations, we could be held liable, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our use of independent contractors for certain functions may expose us to additional risks.
In order to meet our evolving customer needs, we rely on third-party independent contractors in addition to our existing workforce to perform certain tasks including installation and service of our customer alarm systems. From time to time, we are involved in lawsuits and claims that assert that certain independent contractors should be treated as our employees. The state of the law regarding independent contractor status varies from state to state and is subject to change based on court decisions, legislation, and regulation. For example, on April 30, 2018, the California Supreme Court adopted a new standard, the “ABC” test, for determining whether a company “employs” or is the “employer” for purposes of the California Wage Orders in its decision in the Dynamex Operations West, Inc. v. Superior Court case. The California legislature adopted this standard as the test not only for purposes of the California Wage Order, but also for all provisions of the Labor Code and Unemployment Insurance Code. The “ABC” test alters the analysis of whether an individual, who is classified by a hiring entity as an independent contractor in California, has been properly classified as an independent contractor. Under the new test, an individual is considered an employee unless the hiring entity establishes three criteria: (i) the worker is free from the control and direction of the hirer in connection with the performance of the work, both under the contract for the performance of such work and in fact; (ii) the worker performs work that is outside the usual course of the hiring entity’s business; and (iii) the worker is customarily engaged in an independently established trade, occupation, or business of the same nature as the work performed for the hiring entity. There are some exemptions to the “ABC” test that could apply to ADT.
Adverse determinations regarding the independent contractor status of any of our subcontractors could, among other things, entitle such individuals to the reimbursement of certain expenses and to the benefit of wage-and-hour laws, result in ADT being liable for employment and withholding tax and benefits for such individuals, and result in ADT being liable to such individuals for violations of other laws protecting employees. Any such adverse determination could result in a material reduction of the number of subcontractors we can use for our business or significantly increase our costs to serve our customers, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
New tariffs and other trade restrictions imposed on imports from China or other countries where our end-user equipment is manufactured, or any counter-measures taken in response, may harm our business and results of operations.
New tariffs imposed on imports from China, where certain components included in our end-user equipment are manufactured, and any counter-measures taken in response to such new tariffs, may harm our business and results of operations. In September 2018, the U.S. federal government imposed new tariffs of 10% on certain alarm equipment components manufactured in China, and new tariffs of 25% on other categories of electronic equipment manufactured in China that we install in our customers’ premises, such as batteries and thermostats. The U.S. federal government had announced that the 10% tariff on certain alarm and other electronic equipment would increase to 25% in January 2019 but in December 2018 the President announced that the proposed increase to 25% would be postponed for 90 days to allow for trade talks to continue with China. In February 2019, the U.S. Trade Representative’s office announced that it was taking action to further delay the proposed increase to 25%. On May 10, 2019, the tariffs were ultimately increased to 25%. These new tariffs have increased our costs for such equipment as a result of some or all of such new tariffs being passed on to us by the sellers of such equipment. On January 15, 2020, President Trump signed an initial trade deal with China, reducing some tariffs, but leaving most unchanged. If any or all of the costs of these tariffs continue to be passed on to us by the sellers of our end-user equipment, we may be required to raise our prices, which could result in the loss of customers and harm our business and results of operations. Alternatively, we may seek to find new sources of end-user products, which may result in higher costs and disruption to our business. In addition, the U.S. federal government’s 2018 National Defense Authorization Act imposed a ban on the use of certain surveillance, telecommunications, and other equipment manufactured by certain of our suppliers based in China, to help protect critical infrastructure and other sites deemed to be sensitive for national security purposes in the U.S. This federal government ban implemented in August 2019 has required us to find new sources of end-user products, which will result in higher costs and disruption to our business. In addition to the current tariffs, it is possible further tariffs will be imposed on imports of equipment that we install in end-user premises, or that our business will be impacted by retaliatory trade measures taken by China or other countries, causing us to raise our prices or make changes to our business, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
If we fail to maintain effective internal control over financial reporting at a reasonable assurance level, we may not be able to accurately report our financial results, which could have a material adverse effect on our operations, investor confidence in our business and the trading prices of our securities.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. If material weaknesses in our internal controls are discovered, they may adversely affect our ability to record, process, summarize and report financial information timely and accurately and, as a result, our financial statements may contain material misstatements or omissions.
In addition, it is possible that control deficiencies could be identified by our management or by our independent registered public accounting firm in the future or may occur without being identified. Such a failure could result in regulatory scrutiny, and cause investors to lose confidence in our reported financial condition, lead to a default under our indebtedness and otherwise have a material adverse effect on our business, financial condition, cash flow or results of operations.
Risks Related to our Indebtedness
Our substantial indebtedness could materially adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and prevent us from making debt service payments.
As of December 31, 2019, we had $9.9 billion face value of outstanding indebtedness, which excludes finance leases.
During the year ended December 31, 2019, our cash flow used for debt service, excluding finance leases, totaled $559 million, which includes scheduled quarterly principal payments on our debt of $18 million, and interest payments on our debt of $541 million.
During the year ended December 31, 2019, our cash flows from operating activities totaled $1.9 billion, which included interest paid on our debt of $541 million. As such, our cash flows from operating activities before giving effect to the payment of interest amounted to $2.4 billion. Cash payments used to service our debt represented approximately 23% of our net cash flows from operating activities before giving effect to the payment of interest.
In addition, our cash flows included a net repayment on our long-term borrowings of $417 million as well as payments on our finance leases of $25 million, which excluded $4 million of interest payments on our finance leases.
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

If we cannot make scheduled payments on our indebtedness, we will be in default and lenders of our indebtedness could (a) declare all outstanding principal and interest to be due and payable, (b) terminate commitments to loan money under our revolving credit facility, (c) foreclose against the assets securing our indebtedness, and (d) force us into bankruptcy or liquidation.
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
Our debt agreements contain, and any future indebtedness of ours would likely contain, a number of covenants that impose significant operating and financial restrictions on us, including restrictions on our and our subsidiaries’ ability to, among other things:

•	incur additional debt, guarantee indebtedness, or issue certain preferred equity interests;

•	pay dividends on or make distributions in respect of, or repurchase or redeem, our capital stock, or make other restricted payments;

•	prepay, redeem, or repurchase certain debt;

•	make loans or certain investments;

•	sell certain assets;

•	create liens on certain assets;

•	consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets;

•	enter into certain transactions with our affiliates;

•	alter the businesses we conduct;

•	enter into agreements restricting our subsidiaries’ ability to pay dividends; and

•	designate our subsidiaries as unrestricted subsidiaries.
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
Such actions by the lenders could cause cross-defaults under our other indebtedness. If we are unable to repay those amounts, our secured lenders could proceed against the collateral granted to them to secure that indebtedness.
If any of our outstanding indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full.

Our variable-rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Certain of our borrowings are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on certain of our variable-rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. In addition, in July 2017, the U.K. Financial Conduct Authority announced that it intends to stop collecting LIBOR rates from banks after 2021. The announcement indicates that LIBOR will not continue to exist on the current basis. We are unable to predict the effect of any changes to LIBOR, the establishment and success of any alternative reference rates, or any other reforms to LIBOR or any replacement of LIBOR that may be enacted in the United Kingdom or elsewhere. Such changes, reforms or replacements relating to LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives or other financial instruments or extensions of credit held by us. As such, LIBOR-related changes could affect our overall results of operations and financial condition.
We currently have entered into, and in the future we may continue to enter into, interest rate swaps that involve the exchange of floating for fixed-rate interest payments to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable-rate indebtedness, and any such swaps may not fully mitigate our interest rate risk, may prove disadvantageous, or may create additional risks. As of December 31, 2019, each 0.125% change in interest rates would result in a change of approximately $350 thousand in annual interest expense on our variable-rate debt, including the impact of our interest rate swaps and assuming our revolving credit facility is fully drawn.
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

The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. Such litigation, if instituted against us, could result in very substantial costs, divert our management’s attention and resources, and harm our business, financial condition, results of operations and cash flows.
We incur significant costs and devote substantial management time as a result of operating as a public company.
As a public company, we continue to incur significant legal, accounting, and other expenses. For example, we are required to comply with certain of the requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC, and the rules of the NYSE, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Compliance with these requirements increases our legal and financial compliance costs and makes some activities more time-consuming and costly. In addition, our management and other personnel divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to continue incurring significant expenses and to devote substantial management effort toward ensuring compliance with the requirements of the Sarbanes-Oxley Act.
In addition, we continue to integrate the financial reporting systems of Protection One, Inc., ASG Intermediate Holding Corp., The ADT Corporation, Red Hawk Fire & Security, Defenders and our other acquisitions. Successfully implementing our business plan and complying with the Sarbanes-Oxley Act and other regulations described above requires us to be able to prepare timely and accurate consolidated financial statements. Any delay in this implementation of, or disruption in, the transition to new or enhanced systems, procedures, or controls, may cause us to present restatements or cause our operations to suffer, and we may be unable to conclude that our internal controls over financial reporting are effective and to obtain an unqualified report on internal controls from our auditors.
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
Provisions of our amended and restated certificate of incorporation and amended and restated bylaws may make it more difficult for, or prevent a third-party from, acquiring control of us without the approval of our board of directors. These provisions include:

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

•
empowering only the board to fill any vacancy on our board of directors (other than in respect of a director designated by the Sponsor), whether such vacancy occurs as a result of an increase in the number of directors or otherwise;

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
Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf; (b) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees, or agents to us or our stockholders; (c) any action asserting a claim arising pursuant to any provision of the DGCL or of our amended and restated certificate of incorporation or our amended and restated bylaws; or (d) any action asserting a claim related to or involving the Company that is governed by the internal affairs doctrine. The choice of forum provision provides that any person or entity who acquires an interest in the capital stock of the Corporation will be deemed to have notice of and consented to the provisions of such provision. Stockholders cannot waive, and will not be deemed to have waived under the exclusive forum provision, our compliance with the federal securities laws and the rules and regulations thereunder. Although we believe this exclusive forum provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, this exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Further, in the event a court finds the exclusive forum provision contained in the amended and restated certificate of incorporation to be unenforceable or inapplicable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition, results of operations and cash flows.
Our amended and restated certificate of incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities.
In connection with the ADT Acquisition in May 2016, funds affiliated with or managed by Apollo and certain other investors in our indirect parent entities (“Co-Investors”) received certain rights, including the right to designate one person to serve as a director (such director, the “Co-Investor Designee”) as long as such Co-Investor’s ownership exceeds a specified threshold. As of March 8, 2018, one Co-Investor has the right to designate a Co-Investor Designee. Under the Stockholders Agreement (see “Certain Relationships and Related Transactions—Stockholders Agreement” in our 2020 Proxy Statement), Ultimate Parent has the right, but not the obligation, to nominate the Co-Investor Designee to serve as members of our board of directors. Ultimate Parent’s right to nominate the Co-Investor Designee is in addition to Ultimate Parent’s right to nominate a specified percentage of the directors (“Apollo Designees”) based on the percentage of our outstanding common stock beneficially owned by the Sponsor. For more information regarding Ultimate Parent and the Co-Investor’s rights to appoint directors, see “Certain Relationships and Related Transactions - Stockholders Agreement” in our 2020 Proxy Statement.
Under our amended and restated certificate of incorporation, none of Apollo, the one Co-Investor that maintains a right to appoint a director, or any of their respective portfolio companies, funds, or other affiliates, or any of their officers, directors, agents, stockholders, members, or partners have any duty to refrain from engaging, directly or indirectly, in the same business activities, similar business activities, or lines of business in which we operate. In addition, our amended and restated certificate of incorporation provides that, to the fullest extent permitted by law, no officer or director of ours who is also an officer, director, employee, managing director, or other affiliate of Apollo or the Co-Investor will be liable to us or our stockholders for breach of any fiduciary duty by reason of the fact that any such individual directs a corporate opportunity to Apollo or the Co-Investor, as applicable, instead of us, or does not communicate information regarding a corporate opportunity to us that the officer, director, employee, managing director, or other affiliate has directed to Apollo or the Co-Investor, as applicable. For instance, a director of our company who also serves as a director, officer, or employee of Apollo, the Co-Investor, or any of their respective portfolio companies, funds, or other affiliates may pursue certain acquisitions or other opportunities that may be complementary to our business and, as a result, such acquisition or other opportunities may not be available to us. As of the date of this Annual Report, this provision of our amended and restated certificate of incorporation relates only to the Apollo Designees and the Co-Investor Designee. There are currently eleven directors of our Company, six of whom are Apollo Designees and one of whom is a Co-Investor Designee. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations, cash flows, or prospects if attractive corporate opportunities are allocated by Apollo or the Co-Investor to itself or their respective portfolio companies, funds, or other affiliates instead of to us.

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
Our amended and restated certificate of incorporation authorizes us to issue shares of common stock and options, rights, warrants, and appreciation rights relating to common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. Refer to Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities” of this Annual Report under the caption "Securities Authorized for Issuance Under Equity Compensation Plans" for details of the number of options outstanding, which are exercisable into shares of our common stock and details of shares reserved and issuable under our equity incentive plans. Any common stock that we issue, including under our equity incentive plan or other equity incentive plans that we may adopt in the future, as well as under outstanding options, restricted stock units, or other equity awards would dilute the percentage ownership held by holders of our common stock. From time to time in the future, we may also issue additional shares of our common stock or securities convertible into common stock pursuant to a variety of transactions, including acquisitions. For example, in January 2020, we issued approximately 16 million shares of our common stock in connection with the Defenders Acquisition. Our issuance of additional shares of our common stock or securities convertible into our common stock would dilute the percentage ownership of the Company held by holders of our common stock and the sale of a significant amount of such shares in the public market could adversely affect prevailing market prices of our common stock. For further discussion regarding our equity incentive plans, please see our 2020 Proxy Statement.
Future sales of our common stock in the public market, or the perception in the public market that such sales may occur, could reduce our stock price.
The number of outstanding shares of common stock includes shares beneficially owned by Apollo and certain of our employees that are “restricted securities,” as defined under Rule 144 under the Securities Act of 1933, as amended (”Rule 144”), and eligible for sale in the public market subject to the requirements of Rule 144. All of the issued and outstanding shares of our common stock beneficially owned by Apollo and certain of our employees prior to the IPO is now eligible for sale, subject to the applicable volume, manner of sale, holding periods, and other limitations of Rule 144. In addition, Apollo has certain rights to require us to register the sale of common stock held by Apollo, including in connection with underwritten offerings. Sales of significant amounts of stock in the public market or the perception that such sales may occur could adversely affect prevailing market prices of our common stock or make it more difficult for you to sell your shares of common stock at a time and price that you deem appropriate. Refer to our 2020 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” for further details on the number of shares of our common stock beneficially owned by Apollo and certain of our employees.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
As of December 31, 2019, we operated through a network of over 200 sales and service offices, 9 U.L.-listed monitoring centers, 13 customer and field support locations, two national sales call centers, and two regional distribution centers located throughout the U.S.
The majority of the properties described above are leased. We lease approximately 3 million square feet of space in the U.S., including approximately 140 thousand square feet of office space for our corporate headquarters located in Boca Raton, Florida. We lease this property under a long-term operating lease with a third party. We also own approximately 500 thousand square feet of space throughout the U.S.
We believe our properties are adequate and suitable for our business as presently conducted and are adequately maintained.
ITEM 3. LEGAL PROCEEDINGS.
We are subject to various claims and lawsuits in the ordinary course of business, which include contractual disputes; worker’s compensation; employment matters; product, general and auto liability claims; claims that we infringed on the intellectual property rights of others; claims related to alleged security system failures; and consumer and employment class actions. We are also subject to regulatory and governmental examinations, information requests and subpoenas, inquiries, investigations, and threatened legal actions and proceedings. In connection with such formal and informal inquiries, we receive numerous requests, subpoenas, and orders for documents, testimony, and information in connection with various aspects of our activities. We record accruals for losses that are probable and reasonably estimable. Additional information in response to this Item is included in Note 14 “Commitments and Contingencies” in the Notes to Consolidated Financial Statements and is incorporated by reference into Part I of this Annual Report. Our consolidated financial statements and the accompanying Notes to Consolidated Financial Statements are filed as part of this Annual Report under “Item 15. Exhibits, Financial Statement Schedules” and are set forth beginning on page F-1 immediately following the signature pages of this Annual Report.
ITEM 4. MINE SAFETY DISCLOSURES.
Not Applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information for our Common Stock
In January 2018, we completed an IPO of 105,000,000 shares of our common stock at an initial public offering price of $14.00 per share pursuant to a Registration Statement on Form S-1 (Registration No. 333-222233), which was declared effective by the SEC on January 18, 2018. Shares of our common stock are listed on the NYSE under the symbol “ADT.” Prior to that time, there was no public market for our common stock.
Stockholders of Record
As of February 21, 2020, there were 69 stockholders of record of our common stock. This does not include the number of stockholders who hold our common stock through banks, brokers, and other financial institutions.
Stock Performance Graph
The following graph and table provide a comparison of the cumulative total stockholder return on our common stock from January 19, 2018 (first day of trading following the effective date of our IPO) through December 31, 2019 to the returns of the Standard & Poor's (“S&P”) 500 Index and the S&P North America Commercial & Professional Services Index, a peer group. The graph and table assume that $100 was invested on January 19, 2018 in each of our common stock, the S&P 500 Index, and the S&P North America Commercial & Professional Services Index and that any dividends were reinvested. The graph is not, and is not intended to be, indicative of future performance of our common stock.
Comparison of Cumulative Total Return for ADT Inc.,
the S&P 500 Index, and the S&P North America Commercial & Professional Services Index

	1/19/2018	6/30/2018	12/31/2018	6/30/2019	12/31/2019
ADT Inc.	$100.00	$70.40	$49.35	$50.82	$72.00
S&P 500 Index	$100.00	$96.73	$89.20	$104.68	$114.96
S&P North America Commercial & Professional Services Index	$100.00	$103.64	$93.90	$119.69	$128.55

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2019 with respect to our common shares issuable under our equity compensation plans. All numbers in the following table are presented after giving effect to the 1.681-for-1 stock split of our common stock that was effected on January 4, 2018. In addition, the exercise prices of outstanding stock options were reduced by $0.70 in accordance with the provisions of both listed compensation plans as a result of the payment of a special dividend on December 23, 2019.

	Equity Compensation Plans
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders:
2016 Equity Incentive Plan(1)	3,758,499	$6.08	1,044,638
2018 Omnibus Incentive Plan(2)	35,966,221	$7.83	51,399,328

Equity compensation plans not approved by stockholders	—		—
Total	39,724,720		52,443,966
_________________

(1)
The 2016 Equity Incentive Plan (the “2016 Plan”) provides for the award of stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”), and other equity and equity-based awards to our board of directors, officers, and non-officer employees. Amounts shown in the column denoted by (a) includes 1,829,338 of shares that may be issued upon the exercise of service-based stock options and 1,929,161 of shares that may be issued upon the exercise of performance-based stock options. We do not expect to issue additional share-based compensation awards under the 2016 Plan.

(2)
The 2018 Omnibus Incentive Plan (the “2018 Plan”) provides for the award of stock options, RSUs, RSAs, and other equity and equity-based awards to our board of directors, officers, and non-officer employees. Amounts shown in the column denoted by (a) includes 19,290,356 of shares that may be issued upon the exercise of service-based stock options and 9,360,746 of shares that may be issued upon the exercise of performance-based stock options, 6,097,799 shares that may be issued upon the vesting of service-based RSUs, 1,161,287 shares that may be issued upon the vesting of performance-based RSUs, and 56,033 shares that may become freely transferable upon the vesting of service-based RSAs. The weighted-average exercise price in column (b) is inclusive of the outstanding RSUs and RSAs, both of which can result in the issuance of shares for no consideration. Excluding the RSUs and RSAs, the weighted-average exercise price is equal to $9.83.

Recent Sales of Unregistered Equity Securities
There were no sales of unregistered equity securities during the three months ended December 31, 2019.
Use of Proceeds from Registered Equity Securities
We did not receive any proceeds from sales of registered equity securities during the three months ended December 31, 2019.
Issuer Purchases of Equity Securities
On February 27, 2019, we approved a share repurchase program (the “Repurchase Program”), which permits us to repurchase up to $150 million of our shares of common stock through February 27, 2021. We announced the Repurchase Program on March 11, 2019, and thereafter we repurchased shares of our common stock pursuant to one or more trading plans in accordance with Securities Exchange Act Rule 10b5‐1, in privately negotiated transactions, in open market transactions, or pursuant to an accelerated share repurchase program. The Repurchase Program was conducted in accordance with Securities Exchange Act Rule 10b-18. During the three months ended December 31, 2019, there were no repurchases of any shares of our common stock under the Repurchase Program and as of December 31, 2019, we had $132 thousand remaining in the Repurchase Program.

ITEM 6. SELECTED FINANCIAL DATA.
The selected financial data presented in the table below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying consolidated financial statements and the related notes included elsewhere in this Annual Report. The selected Consolidated Balance Sheet data as of December 31, 2019 and 2018, and the related selected Consolidated Statement of Operations data for the years ended December 31, 2019, 2018, and 2017, have been derived from our audited consolidated financial statements included elsewhere in this Annual Report. The selected Consolidated Balance Sheet data as of December 31, 2017, December 31, 2016, and December 31, 2015 (Successor), and the related selected Consolidated Statement of Operations data for the year ended December 31, 2016, the Successor period from May 15, 2015 (“Inception”) through December 31, 2015, and for the Predecessor period from January 1, 2015 through June 30, 2015 have been derived from our audited consolidated financial statements not included in this Annual Report.
Prior to the Formation Transactions, ADT Inc. was a holding company with no assets or liabilities. Protection One, Inc. is the predecessor of ADT Inc. for accounting purposes and our selected financial data through June 30, 2015 consists solely of Protection One, Inc.’s historical financial data. From July 1, 2015, our selected financial data includes the selected financial data of Protection One, Inc. and ASG Intermediate Holding Corp. From May 2, 2016, our selected financial data includes the selected financial data of The ADT Corporation as a result of the ADT Acquisition. Historical results are not necessarily indicative of the results to be expected in the future.

	Successor					Predecessor
(in thousands, except per share data)	Year Ended December 31, 2019(a)(b)(c)	Year Ended December 31, 2018(d)(e)(f)	Year Ended December 31, 2017(g)(h)	Year Ended December 31, 2016(i)	From Inception through December 31, 2015(j)(k)	Period from January 1, 2015 through June 30, 2015(j)
Statement of operations data:
Total revenue	$5,125,657	$4,581,673	$4,315,502	$2,949,766	$311,567	$237,709
Operating income (loss)	196,444	277,840	282,439	(229,315)	(39,774)	11,232
Net (loss) income	(424,150)	(609,155)	342,627	(536,587)	(54,253)	(18,591)

Net (loss) income per share:
Basic	$(0.57)	$(0.81)	$0.53	$(0.84)	$(0.08)	$(185,910)
Diluted	$(0.57)	$(0.81)	$0.53	$(0.84)	$(0.08)	$(185,910)
Weighted-average shares used to compute net (loss) income per share
Basic(l)	747,238	747,710	641,074	640,725	640,723	0.1
Diluted(l)	747,238	747,710	641,074	640,725	640,723	0.1

Cash dividends declared per common share	$0.84	$0.14	$1.17	$—	$—	$—

Balance sheet data (at period end):
Cash and cash equivalents	$48,736	$363,177	$122,899	$75,891	$15,759
Total assets	16,083,652	17,208,608	17,014,820	17,176,481	2,319,515
Total debt	9,692,275	10,002,296	10,169,186	9,509,970	1,346,958
Mandatorily redeemable preferred securities(m)	—	—	682,449	633,691	—
Total liabilities	12,899,283	12,983,803	13,581,708	13,371,505	1,616,618
Total stockholders' equity	3,184,369	4,224,805	3,433,112	3,804,976	702,897
_________________

(a)	During 2019, net loss included loss on extinguishment of debt of approximately $104 million primarily due to various financing transactions throughout the year.

(b)	During 2019, operating income and net loss included a loss on sale of business of $62 million and a goodwill impairment loss of $45 million related to the sale of ADT Canada in November 2019.

(c)	During 2019, we paid a special dividend of $0.70 per share to common stockholders.

(d)
In January 2018, we completed an IPO in which we received net proceeds of $1.4 billion, after deducting underwriting discounts, commissions, and offering expenses. The proceeds received from the IPO were used to reduce our debt and redeem the mandatorily redeemable preferred securities in full, which resulted in an aggregate loss on extinguishment of debt of $275 million. In addition, we modified certain share-based compensation awards as well as granted one-time awards in connection with the IPO, which represented approximately $116 million of share-based compensation expense during 2018.

(e)	During 2018, operating income and net loss included a goodwill impairment loss of $88 million related to the Canada reporting unit.

(f)	In December 2018, we completed the Red Hawk Acquisition.

(g)	During 2017, net income included a beneficial impact associated with Tax Reform.

(h)	During 2017, we paid a special dividend of $750 million to common stockholders.

(i)	In May 2016, we completed the ADT Acquisition.

(j)	In July 2015, we completed the Formation Transactions.

(k)
Total assets and liabilities were adjusted to reflect the impact of the accounting standards adopted in 2016 related to the presentation of debt issuance costs and income taxes. Total debt for these years was also adjusted to reflect the impact from the accounting standard adoption related to the presentation of debt issuance costs.

(l)
The weighted-average share numbers are presented after giving effect to the 1.681-for-1 stock split of our common stock that was effected in January 2018, and have been adjusted retroactively for the Successor periods presented.

(m)
In May 2016, we issued mandatorily redeemable preferred securities in connection with the ADT Acquisition. In July 2018, we redeemed the mandatorily redeemable preferred securities in full using the proceeds from our IPO and cash on hand.

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
OVERVIEW
We are a leading provider of security, automation, and smart home solutions servicing consumer and business customers in the U.S. We offer many ways to help protect customers by providing 24/7 professional monitoring services as well as delivering lifestyle-driven solutions via professionally installed, do-it-yourself (“DIY”), mobile, and digital-based offerings for consumer, small business, and larger commercial customers.
Our security and automation offerings involve the installation and monitoring of security and premises automation systems designed to detect intrusion; control access; sense movement, smoke, fire, carbon monoxide, flooding, temperature, and other environmental conditions and hazards; and address personal emergencies such as injuries, medical emergencies, or incapacitation. Our products and services include interactive and smart home solutions which allow our customers to remotely monitor and manage their residential and commercial environments. Depending on the service plan and type of product installation, customers are able to remotely access information regarding the security of their residential or commercial environment, arm and disarm their security systems, adjust lighting or thermostat levels, monitor and react to defined events, or view real-time video from cameras covering different areas of their premises from web-enabled devices (such as smart phones, laptops, and tablet computers) and a customized web portal. Additionally, our interactive and smart home solutions enable customers to create customized and automated schedules for managing lights, thermostats, appliances, garage doors, cameras, and other connected devices. These systems can also be programmed to perform additional functions such as recording and viewing live video and sending text messages or other alerts based on triggering events or conditions.
As part of our innovative and dynamic growth markets, we are extending the concept of security from the physical home or business to personal on-the-go security and safety and cybersecurity. Customers’ increasingly mobile and active lifestyles have created new opportunities for us in the fast-growing market for self-monitored DIY products and mobile technology. Our technology also allows us to integrate with various third-party connected and wearable devices so that we can service our customers whether they are at home or on-the-go.
As of December 31, 2019, we served approximately 6.5 million recurring customers, excluding contracts monitored but not owned. We are one of the largest full-service companies with a national footprint and we deliver an integrated customer experience by maintaining the industry’s largest sales, installation, and service field force, as well as a 24/7 professional monitoring network.
BASIS OF PRESENTATION
All financial information presented in this section has been prepared in U.S. dollars in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and includes the accounts of ADT Inc. and its subsidiaries. All intercompany transactions have been eliminated. We report financial and operating information in one segment.
The following represents the discussion and analysis of our results of operations for the years ended December 31, 2019 and 2018 and for the comparison of the year ended December 31, 2019 to the year ended December 31, 2018. Discussion and analysis for the year ended December 31, 2017 and for the comparison of the year ended December 31, 2018 to the year ended December 31, 2017 are omitted from this Annual Report and are located in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on March 11, 2019.

FACTORS AFFECTING OPERATING RESULTS
Our subscriber-based business requires significant upfront investment to generate new customers, which in turn provides predictable recurring revenue generated from our monitoring and other services. In order to optimize returns on customer acquisitions and cash flow generation, we focus on the following key drivers of our business: best-in-class customer service; customer retention; disciplined, high-quality customer additions; efficient customer acquisition; and costs incurred to provide ongoing services to customers.
Our ability to add new subscribers depends on the overall demand for our products and services, which is driven by a number of external factors. The overall economic condition in the geographies in which we operate can impact our ability to attract new customers and grow our business in all customer channels. Growth in our residential customer base can be influenced by the overall state of the housing market. Growth in our commercial customer base can be influenced by the rate at which new businesses begin operations or existing businesses grow. The demand for our products and services is also impacted by the perceived threat of crime, as well as the quality of the service of our competitors.
The monthly fees that we generate from any individual customer vary based on the level of service provided and customer tenure. We offer a wide range of services at various price points from basic burglar alarm monitoring to our full suite of interactive services. Our ability to increase monthly fees at the individual customer level depends on a number of factors, including our ability to effectively introduce and market additional features and services that increase the value of our offerings to customers, which we believe drives customers to purchase higher levels of service and supports our ability to make periodic adjustments to pricing.
A portion of our customer base can be expected to cancel its service every year. Customers may choose not to renew or may terminate their contracts for a variety of reasons, including, but not limited to, relocation, cost, loss to competition, or service issues. Attrition has a direct impact on our financial results, including revenue, operating income, and cash flows.
Radio Conversion Costs

The providers of 3G and Code-Division Multiple Access (“CDMA”) cellular networks have notified us that they will be retiring their 3G and CDMA networks during 2022. Accordingly, during 2019 we commenced a program to replace the 3G and CMDA cellular equipment used in many of our security systems. We continue to estimate the range of costs for this replacement program at $200 million to $325 million through 2022, of which we have incurred $25 million during 2019 and we expect to incur $100 million to $150 million during 2020. This range is net of any revenue we collect from customers associated with these radio replacements and cellular network conversions. We seek to minimize these costs by converting customers during routine service visits whenever possible. The replacement program and pace of replacement are subject to change and may be influenced by cost-sharing opportunities with suppliers, carriers, and customers as well as new and innovative technologies.

Defenders Acquisition and Business Model Initiative

Subsequent to December 31, 2019, we undertook certain initiatives which we believe will enhance long term shareholder value. We are in the early stages of each such initiative and we cannot be certain that either initiative will achieve its desired outcomes. Accordingly, the results of these initiatives could have a material adverse effect on our business, financial condition, results of operations, cash flows, and key performance indicators.

In January 2020, we completed the Defenders Acquisition, which represented the acquisition of our largest independent dealer, for (a) a contractually stated base cash price of $260 million, which was partially funded from a revolving credit facility, and (b) approximately 16 million shares of our common stock. In addition, during February 2020, we launched a new business model initiative for residential customers which offers certain customers the ability to finance their up-front system installation cost, revises our equipment and installation pricing structure, introduces a sixty-month contractual period for certain residential transactions, and provides flexibility for various go-to-market alternatives.

SIGNIFICANT EVENTS
The comparability of our results of operations has been impacted by the following:
Initial Public Offering
In January 2018, we completed our IPO in which we issued and sold 105,000,000 shares of common stock at an initial public offering price of $14.00 per share. Net proceeds from the IPO were $1.4 billion, after deducting underwriting discounts, commissions, and offering expenses. The proceeds received from the IPO were used to reduce our debt and redeem the mandatorily redeemable preferred securities in full, which resulted in an aggregate loss on extinguishment of debt of $275 million. In addition, we modified certain share-based compensation awards as well as granted one-time awards in connection with the IPO, which represented approximately $116 million of share-based compensation expense during 2018.
As a result of our IPO, we incur additional legal, accounting, board compensation, and other expenses that we did not previously incur prior to becoming a public company, including costs associated with SEC reporting and corporate governance requirements. These requirements include compliance with the Sarbanes-Oxley Act of 2002, as amended, as well as other rules implemented by the SEC and the national securities exchanges. Our consolidated financial statements following our IPO reflect the impact of these expenses.
Red Hawk Acquisition
On December 3, 2018, we acquired all of the issued and outstanding capital stock of Red Hawk Fire & Security, a leader in commercial fire, life safety, and security services, for total consideration of approximately $316 million and cash paid of $299 million, net of cash acquired. We funded the Red Hawk Acquisition from a combination of debt financing and cash on hand. This acquisition accelerated our growth in the commercial security market and expanded our product portfolio with the introduction of commercial fire safety related solutions.
Disposition of Canadian Operations
In November 2019, we sold ADT Canada to TELUS for a selling price of $519 million (CAD $683 million), a portion of which was placed in escrow and remains subject to certain post-closing purchase price adjustments. In connection with the sale of ADT Canada, we entered into a transition services agreement with TELUS whereby we will provide certain post-closing services to TELUS related to the business of ADT Canada. Additionally, we entered into a non-competition and non-solicitation agreement with TELUS pursuant to which we will not have any operations in Canada, subject to limited exceptions for cross-border commercial customers and mobile safety applications, for a period of seven years. Finally, we entered into a patent and trademark license agreement with TELUS granting the usage of our trademarks and patents in Canada to TELUS for a period of seven years.
The sale of ADT Canada did not represent a strategic shift that will have a major effect on our operations and financial results, and therefore, did not meet the criteria to be reported as discontinued operations.
KEY PERFORMANCE INDICATORS
In evaluating our results, we utilize key performance indicators which include non-GAAP measures as well as certain other operating metrics such as recurring monthly revenue and gross customer revenue attrition. Our computations of key performance indicators may not be comparable to other similarly titled measures reported by other companies. Additionally, our operating metric key performance indicators are approximated as there may be variations to reported results in each period due to certain adjustments we might make in connection with the integration over several periods of acquired companies that calculated these metrics differently, or otherwise, including periodic reassessments and refinements in the ordinary course of business. These refinements, for example, may include changes due to systems conversion or historical methodology differences in legacy systems.
Recurring Monthly Revenue (“RMR”)
RMR is generated by contractual recurring fees for monitoring and other recurring services provided to our customers, including contracts monitored but not owned. We believe the presentation of RMR is useful because it measures the volume of revenue under contract at a given point in time.

Gross Customer Revenue Attrition
Gross customer revenue attrition is defined as RMR lost as a result of customer attrition, net of dealer charge-backs and reinstated customers, excluding contracts monitored but not owned and DIY customers. Customer sites are considered canceled when all services are terminated. Dealer charge-backs represent customer cancellations charged back to the dealers because the customer canceled service during the charge-back period, which is generally twelve to fifteen months.
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
As of January 1, 2019, in conjunction with the acquisition of LifeShield LLC, we began presenting gross customer revenue attrition excluding existing and new DIY customers. As a result, trailing twelve-month gross customer revenue attrition excludes DIY customers for all periods presented in this Annual Report. For all prior reports covering periods prior to January 1, 2019, trailing twelve-month gross customer revenue attrition included DIY customers. Including DIY customers as of December 31, 2018 and 2017 rounds to the same percentage as presented in this Annual Report.
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
Free Cash Flow
Free Cash Flow is a non-GAAP measure that our management employs to measure cash that is available to repay debt, make other investments, and pay dividends. Our definition of Free Cash Flow, a reconciliation of Free Cash Flow to cash flows from operating activities (the most comparable GAAP measure), and additional information, including a description of the limitations relating to the use of Free Cash Flow, are provided under “—Non-GAAP Measures.”

RESULTS OF OPERATIONS
The following table sets forth our consolidated results of operations, summary cash flow data, and key performance indicators for the periods presented.

(in thousands, except as otherwise indicated)	Years Ended December 31,			$ Change
Results of Operations:	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Monitoring and related services	$4,307,582	$4,109,939	$4,029,279	$197,643	$80,660
Installation and other	818,075	471,734	286,223	346,341	185,511
Total revenue	5,125,657	4,581,673	4,315,502	543,984	266,171
Cost of revenue (exclusive of depreciation and amortization shown separately below)	1,390,284	1,041,336	895,736	348,948	145,600
Selling, general and administrative expenses	1,406,532	1,246,950	1,209,200	159,582	37,750
Depreciation and intangible asset amortization	1,989,082	1,930,929	1,863,299	58,153	67,630
Merger, restructuring, integration, and other	35,882	(3,344)	64,828	39,226	(68,172)
Goodwill impairment	45,482	87,962	—	(42,480)	87,962
Loss on sale of business	61,951	—	—	61,951	—
Operating income	196,444	277,840	282,439	(81,396)	(4,599)
Interest expense, net	(619,573)	(663,204)	(732,841)	43,631	69,637
Loss on extinguishment of debt	(104,075)	(274,836)	(4,331)	170,761	(270,505)
Other income	5,012	27,582	33,047	(22,570)	(5,465)
Loss before income taxes	(522,192)	(632,618)	(421,686)	110,426	(210,932)
Income tax benefit	98,042	23,463	764,313	74,579	(740,850)
Net (loss) income	$(424,150)	$(609,155)	$342,627	$185,005	$(951,782)

Summary Cash Flow Data:
Net cash provided by operating activities	$1,873,117	$1,787,607	$1,591,930	$85,510	$195,677
Net cash used in investing activities	$(978,177)	$(1,738,210)	$(1,413,310)	$760,033	$(324,900)
Net cash (used in) provided by financing activities	$(1,214,204)	$193,001	$(143,069)	$(1,407,205)	$336,070

Key Performance Indicators:(1)
RMR	$336,128	$346,751	$334,810	$(10,623)	$11,941
Gross customer revenue attrition (percentage)(2)	13.4%	13.3%	13.7%	10bps	(40)bps
Adjusted EBITDA(3)	$2,483,210	$2,453,497	$2,352,803	$29,713	$100,694
Free Cash Flow(3)	$502,283	$390,993	$225,361	$111,290	$165,632
_______________________

(1)	Refer to the “—Key Performance Indicators” section for the definitions of these key performance indicators.

(2)
Trailing twelve-month gross customer revenue attrition excludes DIY customers for all periods presented in this Annual Report. For all prior reports covering periods prior to January 1, 2019, trailing twelve-month gross customer revenue attrition included DIY customers. Including DIY customers as of December 31, 2018 and 2017 rounds to the same percentage as presented in this Annual Report. Refer to the “—Key Performance Indicators” section for further details.

(3)	Adjusted EBITDA and Free Cash Flow are non-GAAP measures. Refer to the “—Non-GAAP Measures” section for the definitions of these terms and reconciliations to the most comparable GAAP measures.

2019 Compared to 2018
Monitoring and Related Services Revenue
The increase in monitoring and related services revenue was driven by an increase in recurring revenue as well as service revenue. Recurring revenue increased primarily due to incremental revenue from recent acquisitions as well as improvements in average pricing, which was driven by the addition of new customers at higher rates as new customers generally select higher priced services as compared to our existing customers as well as price escalations in our existing customer base. The increase in recurring revenue was partially offset by customer attrition, a lower volume of customer additions, and a reduction of revenue due to the sale of ADT Canada. The increase in service revenue was primarily due to incremental revenue from recent acquisitions.
The decrease in RMR to $336 million as of December 31, 2019 from $347 million as of December 31, 2018 was primarily due to the sale of ADT Canada, which decreased RMR by approximately $16 million. The decrease in RMR was partially offset by an increase in RMR due to U.S. operations as a result of recent acquisitions and improvements in average pricing. As of December 31, 2019 and December 31, 2018, gross customer revenue attrition was 13.4% and 13.3%, respectively. The increase in attrition was primarily due to a higher rate of voluntary and non-payment disconnects.
Installation and Other Revenue
The increase in installation and other revenue was primarily due to an increase of $318 million related to revenue from security equipment sold outright to customers as a result of incremental revenue associated with recent acquisitions and the continued execution of our commercial growth strategy. The remaining increase was due to additional amortization of deferred subscriber acquisition revenue during 2019.
Cost of Revenue
The increase in cost of revenue was primarily due to an increase of $256 million related to installation costs associated with a higher volume of sales where equipment was sold outright to customers as a result of incremental volume associated with recent acquisitions and the continued execution of our commercial growth strategy. The remaining increase was primarily due to incremental field service costs associated with recent acquisitions.
Selling, General and Administrative Expenses
The increase in selling, general and administrative expenses was primarily due to $117 million of incremental expenses associated with recent acquisitions, an increase in radio conversion costs of $25 million related to the initiation of a new program during 2019, an increase in financing and consent fees of $14 million as a result of our financing transactions during 2019, an increase in legal expenses of $17.5 million as a result of two favorable legal settlements during 2018, an increase of $10 million related to the write-off of notes receivable from a strategic investment during 2019, as well as increases in advertising and selling expenses, which includes amortization of deferred subscriber acquisition costs. These increases were partially offset by a reduction in share-based compensation of approximately $49 million, which was primarily due to certain awards with accelerated vesting conditions that became fully vested in July 2018 as a result of our IPO, as well as a reduction in expenses as a result of the sale of ADT Canada.
Depreciation and Intangible Asset Amortization
The increase in depreciation and intangible asset amortization was primarily due to an increase of $82 million associated with the amortization of customer contracts acquired under the ADT Authorized Dealer Program with the remainder of the increase due to the impact of recent acquisitions, capital expenditures, and subscriber system assets. The increase in depreciation and intangible asset amortization was partially offset by a decrease in amortization expense related to trade names of $39 million primarily associated with the Protection One trade name, which became fully amortized in June 2018, as well as a reduction in depreciation and amortization as a result of the sale of ADT Canada.

Merger, Restructuring, Integration, and Other

The increase in merger, restructuring, integration, and other was primarily due to the timing and amount of fair value remeasurements on a strategic investment, which resulted in a loss of $13 million in 2019 compared to a gain of $11 million in 2018. The remainder of the increase in merger, restructuring, integration, and other was primarily due to an increase of $9 million related to acquisition costs.

Goodwill Impairment

During 2019, we recorded a goodwill impairment loss of $45 million in connection with the sale of ADT Canada. During 2018, we recorded a goodwill impairment loss of $88 million due to the underperformance of the Canada reporting unit relative to expectations as part of our annual goodwill impairment tests.

Loss on Sale of Business

During 2019, we recorded a loss on sale of business of $62 million in connection with the sale of ADT Canada. We did not sell any businesses in 2018.
Interest Expense, net
The decrease in interest expense, net was primarily driven by the reduction in interest expense of $102 million on the 9.250% second-priority senior secured notes due 2023 (the “Prime Notes”) due to the decrease in principal associated with the timing of partial redemptions in 2018 and 2019, and the reduction in interest expense of $53 million on our prior mandatorily redeemable preferred securities, which were fully redeemed in July of 2018. These decreases were partially offset by the increase in interest expense of (a) $70 million related to the issuance of the 5.250% first-priority senior secured notes due 2024 (the “First Lien Notes due 2024”) and the 5.750% first-priority senior secured notes due 2026 (the “First Lien Notes due 2026”) in April 2019, and (b) $30 million related to our variable-rate first lien term loans under our first lien credit agreement (the “First Lien Credit Agreement”) primarily due to increasing interest rates and the timing of borrowings and repayments, including the net impact of our interest rate swaps.
Loss on Extinguishment of Debt
During 2019, loss on extinguishment of debt totaled $104 million and included $22 million associated with the call premium and partial write-off of unamortized deferred financing costs in connection with the $300 million partial redemption of the Prime Notes in February 2019, $61 million associated with the call premium and partial write-off of unamortized deferred financing costs in connection with the $1 billion partial repayment and cancellation of the Prime Notes in April 2019, $6 million associated with the partial write-off of unamortized deferred financing costs and discount in connection with the $500 million repayment of the first lien term loan due in May 2022 (“First Lien Term B-1 Loan”) in April 2019, and $13 million associated with the partial write-off of unamortized deferred financing costs and discount in connection with the amendment and restatement to the First Lien Credit Agreement in September 2019.
During 2018, loss on extinguishment of debt totaled $275 million and included $213 million associated with the full redemption of our prior mandatorily redeemable preferred securities in July 2018, which related to the payment of the redemption premium and tax reimbursements, as well as the write-off of the unamortized discount and deferred financing costs. In addition, loss on extinguishment of debt included $62 million primarily associated with the partial redemption of the Prime Notes in February 2018, which related to the payment of the call premium, as well as the write-off of a portion of the unamortized deferred financing costs.
Other Income
Other income was not material during 2019. During 2018, other income primarily included $22 million of non-recurring licensing fees as well as a gain of $7.5 million from the sale of equity in a third-party that we received as part of a settlement.
Income Tax Benefit
Income tax benefit for 2019 was $98 million, resulting in an effective tax rate for the period of 18.8%. The effective tax rate primarily represents the federal income tax rate of 21.0%, a 9.4% unfavorable impact from valuation allowances established on the net capital losses generated in the U.S. and Canada related to the sale of ADT Canada, a 2.3% unfavorable impact from non-deductible goodwill impairment loss, offset by a 6.8% favorable impact from net capital losses generated in the U.S. and Canada related to the sale of ADT Canada, and a 1.9% favorable impact from amendments to prior year tax returns.
Income tax benefit for 2018 was $23 million, resulting in an effective tax rate for the period of 3.7%. The effective tax rate primarily represents the federal income tax rate of 21%, a 10.3% unfavorable impact from permanent non-deductible expenses primarily associated with our prior mandatorily redeemable preferred securities, a 5.8% unfavorable impact from future non-deductible share-based compensation, a 3.7% unfavorable impact from non-deductible goodwill impairment loss, and a 3.2% unfavorable impact from state legislative changes, offset by a 3.8% favorable impact of tax adjustments related to prior year state returns filed in the first quarter of 2018.

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
There are material limitations to using Adjusted EBITDA. Adjusted EBITDA does not take into account certain significant items, including depreciation and amortization, interest, taxes, and other adjustments which directly affect our net income or loss. These limitations are best addressed by considering the economic effects of the excluded items independently and by considering Adjusted EBITDA in conjunction with net income or loss as calculated in accordance with GAAP.
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

Adjusted EBITDA
The table below reconciles Adjusted EBITDA to net (loss) income for the periods presented:

	Years Ended December 31,			$ Change
(in thousands)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Net (loss) income	$(424,150)	$(609,155)	$342,627	$185,005	$(951,782)
Interest expense, net	619,573	663,204	732,841	(43,631)	(69,637)
Income tax benefit	(98,042)	(23,463)	(764,313)	(74,579)	740,850
Depreciation and intangible asset amortization	1,989,082	1,930,929	1,863,299	58,153	67,630
Amortization of deferred subscriber acquisition costs	80,128	59,928	51,491	20,200	8,437
Amortization of deferred subscriber acquisition revenue	(107,284)	(79,136)	(46,454)	(28,148)	(32,682)
Share-based compensation expense	85,626	135,012	11,276	(49,386)	123,736
Merger, restructuring, integration and other	35,882	(3,344)	64,828	39,226	(68,172)
Goodwill impairment	45,482	87,962	—	(42,480)	87,962
Loss on sale of business	61,951	—	—	61,951	—
Loss on extinguishment of debt	104,075	274,836	4,331	(170,761)	270,505
Radio conversion costs, net(1)	24,983	5,099	12,244	19,884	(7,145)
Financing and consent fees(2)	23,250	8,857	63,593	14,393	(54,736)
Foreign currency (gains)/losses(3)	(1,250)	3,228	(23,804)	(4,478)	27,032
Acquisition related adjustments(4)	22,285	16,178	2,588	6,107	13,590
Licensing fees(5)	—	(21,533)	—	21,533	(21,533)
Other(6)	21,619	4,895	38,256	16,724	(33,361)
Adjusted EBITDA	$2,483,210	$2,453,497	$2,352,803	$29,713	$100,694
___________________

(1)	Represents costs, net of any incremental revenue earned, associated with replacing cellular technology used in many of our security systems pursuant to a replacement program.

(2)	Represents fees expensed associated with financing transactions.

(3)	Represents the conversion of intercompany loans that are denominated in Canadian dollars to U.S. dollars.

(4)	Represents amortization of purchase accounting adjustments and compensation arrangements related to acquisitions.

(5)	Represents other income related to $22 million of one-time licensing fees.

(6)
Represents other charges and non-cash items as well as certain advisory and other costs associated with our transition to a public company. During 2019, includes a $10 million write-off of notes receivable from a strategic investment. During 2018, includes a gain of $7.5 million from the sale of equity in a third-party that we received as part of a settlement.

2019 Compared to 2018
During 2019, Adjusted EBITDA increased by $30 million. This increase was primarily due to recent acquisitions which resulted in an increase in monitoring and related services revenue combined with an increase in installation revenue, partially offset by the associated costs and an increase in selling, general and administrative expenses, excluding items outside of our definition of Adjusted EBITDA.
Refer to the discussions above under “—Results of Operations” for further details.
Free Cash Flow
The table below reconciles Free Cash Flow to cash flows from operating activities for the periods presented:

	Years Ended December 31,			$ Change
(in thousands)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Net cash provided by operating activities	$1,873,117	$1,787,607	$1,591,930	$85,510	$195,677
Dealer generated customer accounts and bulk account purchases	(669,683)	(693,525)	(653,222)	23,842	(40,303)
Subscriber system assets	(542,305)	(576,290)	(582,723)	33,985	6,433
Capital expenditures	(158,846)	(126,799)	(130,624)	(32,047)	3,825
Free Cash Flow	$502,283	$390,993	$225,361	$111,290	$165,632

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
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our principal liquidity requirements are to finance current operations, investments in acquiring and retaining customers, expenditures for property and equipment, debt service requirements, and potential mergers and acquisitions. Our liquidity requirements are primarily funded by our cash flows from operations, which include cash received from monthly recurring revenue and upfront fees received from customers, less cash costs to provide services to our customers, including general and administrative costs, certain costs associated with acquiring new customers, and interest payments.
We expect our ongoing sources of liquidity to include cash generated from operations, as well as borrowings under our revolving credit facility and the issuance of equity and/or debt securities as appropriate given market conditions. Our future cash needs are expected to include cash for operating activities, working capital, capital expenditures, strategic investments, periodic principal and interest payments on our debt, and potential dividend payments to our stockholders. We may, from time to time, seek to repay, redeem, repurchase, or refinance our indebtedness, or seek to retire or purchase our outstanding securities through cash purchases in the open market or through privately negotiated transactions or through a 10b5-1 repurchase plan or otherwise, and any such transactions may involve material amounts. We believe our cash position, borrowing capacity available under our revolving credit facility, and cash flows from operating activities are, and will continue to be, adequate to meet our operational and business needs in the next twelve months as well as our long-term liquidity needs.
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
We are a highly leveraged company with significant debt service requirements. As of December 31, 2019, we had $49 million in cash and cash equivalents and $400 million available under our revolving credit facility. The carrying amount of total debt outstanding was approximately $9.7 billion as of December 31, 2019.
Long-Term Debt
As of December 31, 2019, we had the following outstanding debt balances (excluding finance leases, deferred financing costs, discount, premium, and fair value adjustments):

(in thousands)
Debt Description	Issued	Maturity	Interest Rate	Interest Payable	Principal
First Lien Term Loan due 2026	9/23/2019	9/23/2026	Adj. LIBOR +3.25%	Quarterly	$3,102,225
Prime Notes	5/2/2016	5/15/2023	9.250%	5/15 and 11/15	1,246,000
First Lien Notes due 2024	4/4/2019	4/15/2024	5.250%	2/15 and 8/15	750,000
First Lien Notes due 2026	4/4/2019	4/15/2026	5.750%	3/15 and 9/15	1,350,000
ADT Notes due 2021	10/1/2013	10/15/2021	6.250%	4/15 and 10/15	1,000,000
ADT Notes due 2022	7/5/2012	7/15/2022	3.500%	1/15 and 7/15	1,000,000
ADT Notes due 2023	1/14/2013	6/15/2023	4.125%	6/15 and 12/15	700,000
ADT Notes due 2032	5/2/2016	7/15/2032	4.875%	1/15 and 7/15	728,016
ADT Notes due 2042	7/5/2012	7/15/2042	4.875%	1/15 and 7/15	21,896
Total					$9,898,137

First Lien Credit Agreement
Concurrently with the consummation of the Formation Transactions, we entered into the First Lien Credit Agreement, which has since been amended and restated on May 2, 2016, June 23, 2016, December 28, 2016, February 13, 2017, June 29, 2017, March 16, 2018, December 3, 2018, March 15, 2019 (effective April 4, 2019), and September 23, 2019. The First Lien Credit Agreement consisted of the following:

•	The first lien term loan due 2026 (the “First Lien Term Loan due 2026”) which had an outstanding aggregate principal balance of $3.1 billion as of December 31, 2019 due to the following events:

◦	July 2015 - $1.1 billion of borrowings in connection with the Formation Transactions;

◦	May 2016 - $1.6 billion of borrowings in connection with the ADT Acquisition;

◦	June 2016 - $125 million of borrowings in order to payoff and terminate a second lien term loan;

◦	February 2017 - $800 million of borrowings in order to fund a special dividend;

◦	December 2018 - $425 million of borrowings in order to partially fund the Red Hawk Acquisition and to fund the partial redemption of the Prime Notes in February 2019;

◦
April 2019 - $500 million repayment in connection with the amendment and restatement dated as of March 15, 2019 (effective April 4, 2019), which authorized the partial redemption of the Prime Notes and the issuance of the First Lien Notes due 2024 and First Lien Notes due 2026 in April 2019.

◦
September 2019 - approximately $300 million repayment in connection with the amendment and restatement dated as of September 23, 2019, which refinanced and replaced the $3.4 billion aggregate principal amount of the First Lien Term B-1 Loan with $3.1 billion aggregate principal amount of the First Lien Term Loan due 2026; and

◦	Reduced by regularly scheduled quarterly principal payments.
The First Lien Term Loan due 2026 requires scheduled quarterly payments equal to 0.25% of the aggregate outstanding principal amount, or approximately $8 million per quarter, with the remaining balance payable at maturity. In addition, we are required to make annual prepayments on the outstanding First Lien Term Loan due 2026 with a percentage of our excess cash flow, as defined in the First Lien Credit Agreement, if our excess cash flow exceeds a certain specified threshold. We were not required to make any annual prepayments based on our excess cash flow as of December 31, 2019. We may make voluntary prepayments on the First Lien Term Loan due 2026 at any time prior to maturity at par, subject to a 1.00% prepayment premium in the event of certain specified events at any time during the first six months after the closing date of the amendment. The First Lien Term Loan due 2026 has an interest rate calculated as, at our option, either (a) LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs (“Adjusted LIBOR”) with a floor of 1.00%, or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50% per annum, (ii) the prime rate published by the Wall Street Journal, and (iii) one-month Adjusted LIBOR plus 1.00% per annum (“Base Rate”), in each case, plus the applicable margin of 3.25% for Adjusted LIBOR loans and 2.25% for Base Rate loans and is payable at least quarterly.

•
The first lien revolving credit facility with an aggregate available commitment of up to $400 million through March 16, 2023 (the “First Lien Revolving Credit Facility”). As of December 31, 2019, there were no amounts outstanding under the First Lien Revolving Credit Facility.

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
Prime Notes
As of December 31, 2019, the Prime Notes had an outstanding balance of $1.2 billion due to the following events:

•	May 2016 - $3.1 billion of borrowings in connection with the ADT Acquisition;

•	February 2018 - $594 million of the aggregate principal amount was voluntarily redeemed at a price of $649 million using proceeds from the IPO;

•	February 2019 - $300 million of the aggregate principal amount was voluntarily redeemed at a price of $319 million; and

•
April 2019 - $1 billion of the aggregate principal amount was voluntarily repurchased and cancelled at a price of $1.1 billion in connection with the issuance of the First Lien Notes due 2024 and First Lien Notes due 2026.

The Prime Notes are due at maturity, however, may be redeemed at our option, in whole at any time or in part from time to time, at a redemption price equal to 104.625% of the principal amount of the Prime Notes redeemed and accrued and unpaid interest as of, but excluding, the redemption date. The redemption price decreases to 102.313% on or after May 15, 2020, and decreases to 100% on or after May 15, 2021. Additionally, upon the occurrence of specified change of control events, we must offer to repurchase the Prime Notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the purchase date.
The indenture underlying the outstanding $1.2 billion aggregate principal amount of Prime Notes as of December 31, 2019 was discharged in January 2020 and the Prime Notes were redeemed in February 2020.
First Lien Notes due 2024 and First Lien Notes due 2026
As of December 31, 2019, the First Lien Notes due 2024 had an outstanding balance of $750 million and the First Lien Notes due 2026 had an outstanding balance of $1.4 billion due to the following events:

•
April 2019 - the issuance of $750 million First Lien Notes due 2024 and the issuance of $750 million First Lien Notes due 2026, the proceeds of which were used to repurchase and cancel $1 billion of the Prime Notes and repay $500 million of the First Lien Term B-1 Loan; and

•
September 2019 - the issuance of $600 million additional First Lien Notes due 2026, the proceeds of which were used to repay approximately $300 million of the First Lien Term B-1 Loan and repurchase and cancel $300 million of the 5.250% notes due 2020 issued by The ADT Corporation (the “ADT Notes due 2020”).

Both the First Lien Notes due 2024 and the First Lien Notes due 2026 are due at maturity, and may be redeemed, in whole or in part, at any time at a make-whole premium plus accrued and unpaid interest to, but excluding, the redemption date. Additionally, upon the occurrence of specified change of control events, we must offer to repurchase the notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the purchase date.
ADT Notes
As of December 31, 2019, our notes originally issued by The ADT Corporation (collectively, the “ADT Notes”) had an outstanding balance of $3.4 billion due to the following events:

•	May 2016 - $3.7 billion of the ADT Notes were assumed in connection with the ADT Acquisition and $718 million of the ADT Notes due 2042 were exchanged for new ADT Notes due 2032;

•	August 2016 - $10 million of the ADT Notes due 2042 were exchanged for ADT Notes due 2032;

•	September 2019 - $147 million of the ADT Notes due 2020 were repurchased and cancelled at a price of $149 million; and

•	October 2019 - $153 million of the remaining ADT Notes due 2020 were redeemed at a price of $155 million.
The ADT Notes are due at maturity, and may be redeemed, in whole at any time or in part from time to time, at a redemption price equal to the principal amount of the notes to be redeemed, plus a make-whole premium, plus accrued and unpaid interest as of, but excluding, the redemption date. Additionally, upon the occurrence of specified change of control events, we must offer to repurchase the ADT Notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the purchase date.
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
As of December 31, 2019, we were in compliance with all financial covenant and other maintenance tests for all our debt obligations.
Subsequent Event: Debt Refinancing
In January 2020, we issued $1.3 billion aggregate principal amount of 6.25% second-priority senior secured notes due 2028 (the “Second Lien Notes due 2028”). The proceeds from the Second Lien Notes due 2028, along with cash on hand and borrowings under the First Lien Revolving Credit Facility, were used to redeem the outstanding $1.2 billion aggregate principal amount of Prime Notes and pay any related fees and expenses, including the call premium on the Prime Notes.
The Second Lien Notes due 2028 will mature on January 15, 2028 with semi-annual interest payment dates of January 15 and July 15, and may be redeemed at our option as follows:

•
Prior to January 15, 2023, in whole at any time or in part from time to time, (a) at a redemption price equal to 100% of the principal amount of the Second Lien Notes due 2028 redeemed, plus a make-whole premium and accrued and unpaid interest as of, but excluding, the redemption date or (b) for up to 40% of the original aggregate principal amount of the Second Lien Notes due 2028 and in an aggregate amount equal to the net cash proceeds of any equity offerings, at a redemption price equal to 106.250%, plus accrued and unpaid interest, so long as at least 50% of the original aggregate principal amount of the Second Lien Notes due 2028 shall remain outstanding after each such redemption.

•
On or after January 15, 2023, in whole at any time or in part from time to time, at a redemption price equal to 103.125% of the principal amount of the Second Lien Notes due 2028 redeemed and accrued and unpaid interest as of, but excluding, the redemption date. The redemption price decreases to 101.563% on or after January 15, 2024 and decreases to 100% on or after January 15, 2025.

Additionally, upon the occurrence of specified change of control events, we must offer to repurchase the Second Lien Notes due 2028 at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the purchase date. The Second Lien Notes due 2028 also provide for customary events of default.
Subsequent Event: Securitization Financing Agreement
In March 2020, we entered into the Securitization Financing Agreement which permits securitization financing of up to $200 million and matures on March 5, 2021, subject to extension. The Securitization Financing Agreement provides us with an opportunity to obtain financing from the sale of certain installment receivables.
We will sell or contribute the installment receivables to our wholly-owned consolidated bankruptcy-remote special purpose entity (the “SPE”), and the SPE will obtain financing backed by the installment receivables. The SPE is a separate legal entity with its own creditors who will be entitled, prior to and upon the liquidation of the SPE, to be satisfied out of the SPE’s assets prior to any assets in the SPE becoming available to us. Accordingly, the assets of the SPE are not available to pay our creditors (other than the SPE), although collections from these receivables in excess of amounts required to repay the SPE’s creditors may be remitted to us during and after the term of the Securitization Financing Agreement.

Dividends

In February 2019, we approved a dividend reinvestment plan (the “DRIP”), which allows stockholders to designate all or a portion of the cash dividends on their shares of common stock for reinvestment in additional shares of our common stock. The number of shares issued is determined based on the volume weighted average closing price per share of our common stock for the five trading days preceding the dividend payment and adjusted for any discounts, as applicable. The DRIP will terminate upon the earlier of (a) February 27, 2021 and (b) the date upon which an aggregate of 18,750,000 shares of common stock have been issued pursuant to the DRIP.

During the years ended 2019 and 2018, we declared the following dividends on common stock:

Declared Date	Dividend per Share	Record Date	Payment Date
March 15, 2018	$0.035	March 26, 2018	April 5, 2018
May 9, 2018	$0.035	June 25, 2018	July 10, 2018
August 8, 2018	$0.035	September 18, 2018	October 2, 2018
November 7, 2018	$0.035	December 14, 2018	January 4, 2019
March 11, 2019	$0.035	April 2, 2019	April 12, 2019
May 7, 2019	$0.035	June 11, 2019	July 2, 2019
August 6, 2019	$0.035	September 11, 2019	October 2, 2019
November 12, 2019	$0.700	December 13, 2019	December 23, 2019
November 12, 2019	$0.035	December 13, 2019	January 3, 2020
During 2019, we declared $633 million (or $0.84 per share) in dividends, which includes a special dividend of $0.70 per share. For dividends declared during 2019, approximately $538 million represents the portion of the dividends settled in cash and $68 million represents the portion of the dividends settled in shares of common stock, which resulted in the issuance of 11 million shares of common stock during 2019.
Apollo has elected to discontinue participation in the DRIP with respect to our dividends subsequent to the October 2, 2019 dividend payment.
During 2018, we declared dividends of $107 million (or $0.14 per share), of which $79 million was paid in 2018.
On March 5, 2020, we announced a dividend of $0.035 per share to common stockholders of record on March 19, 2020, which will be distributed on April 2, 2020.
Share Repurchase Program
In February 2019, we approved the Repurchase Program, which permits us to repurchase up to $150 million of our shares of common stock through February 27, 2021. During 2019, we repurchased 24 million shares of common stock for approximately $150 million under the Repurchase Program and as of December 31, 2019, we had $132 thousand remaining in the Repurchase Program.
Cash Flow Analysis
The following table is a summary of our cash flow activity for the periods presented:

	Years Ended December 31,			$ Change
(in thousands)	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Net cash provided by operating activities	$1,873,117	$1,787,607	$1,591,930	$85,510	$195,677
Net cash used in investing activities	$(978,177)	$(1,738,210)	$(1,413,310)	$760,033	$(324,900)
Net cash (used in) provided by financing activities	$(1,214,204)	$193,001	$(143,069)	$(1,407,205)	$336,070
Cash Flows from Operating Activities
During 2019, cash flows from operating activities increased by approximately $86 million compared to 2018 primarily due to a decrease in interest payments of $142 million, which was largely due to the full redemption of our prior mandatorily redeemable preferred securities in July of 2018, and an increase in monitoring and related services revenue combined with an increase in installation revenue, partially offset by the associated costs and an increase in selling, general and administrative expenditures. The remainder of the activity in cash flows from operating activities relates to changes in assets and liabilities due to the volume and timing of other operating cash receipts and payments with respect to when the transactions are reflected in earnings.
Refer to the discussions above under “—Results of Operations” for further details.

Cash Flows from Investing Activities
During 2019, cash used in investing activities decreased by approximately $760 million compared to 2018 due to (i) $496 million proceeds received, net of cash sold, related to the sale of ADT Canada in 2019, (ii) a decrease of $244 million related to cash used for business acquisitions, net of cash acquired, primarily as a result of the Red Hawk Acquisition in 2018, and (iii) a decrease in the volume and timing of dealer and bulk additions, spend on subscriber system assets, and non-subscriber capital expenditures.
Cash Flows from Financing Activities
During 2019, cash used in financing activities primarily consisted of (i) $565 million related to dividend payments on common stock; (ii) $442 million related to the net repayment of long-term borrowings; (iii) $150 million related to repurchases of common stock; and (iv) $54 million related to the payment of deferred financing fees. The net repayments on our long-term borrowings included $319 million related to the partial redemption of the Prime Notes in February 2019, which included the related call premium; $57 million related to the payment of call premiums associated with our refinancing transactions; and $25 million related to payments on our finance leases.
During 2018, cash provided by financing activities consisted of net proceeds from the IPO of $1.4 billion, after deducting related fees, offset by net repayments on our long-term borrowings of $1.1 billion and dividend payments on our common stock of $79 million. The net repayments on our long-term borrowings included the redemption of mandatorily redeemable preferred securities of $853 million and the repayment of long-term borrowings of $700 million primarily due to the partial redemption of the Prime Notes, offset by net proceeds of $423 million from additional long-term borrowings.
COMMITMENTS AND CONTRACTUAL OBLIGATIONS
The following table provides a summary of our commitments and contractual obligations for debt, leases, and other purchase obligations as of December 31, 2019:

(in thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Debt principal(1)	$31,100	$1,031,100	$1,031,100	$1,977,100	$781,100	$5,046,637	$9,898,137
Interest payments(2)	568,480	565,856	499,150	382,879	300,501	707,425	3,024,291
Operating leases(3)	33,164	33,115	30,127	24,471	12,325	17,664	150,866
Finance leases(4)	28,528	25,137	19,704	6,669	342	10	80,390
Purchase obligations(5)	188,619	59,697	41,834	6,525	5,185	637	302,497
Total	$849,891	$1,714,905	$1,621,915	$2,397,644	$1,099,453	$5,772,373	$13,456,181

______________________

(1)
Represents the contractual principal payments of our debt obligations as of December 31, 2019. Finance lease obligations, discounts, deferred financing costs, and purchase accounting fair value adjustments are excluded.

(2)
Represents the estimated interest payments on our debt obligations as of December 31, 2019. Interest payments on our fixed-rate debt are calculated based on the contractual terms. Interest payments on our variable-rate debt, including the effects of our interest rate swaps, are calculated based on a forward LIBOR curve (or floor, whichever is higher) plus the applicable margin in effect as of December 31, 2019.

(3)	Represents lease payments on our operating lease obligations as of December 31, 2019.

(4)	Represents the principal and interest payments on our finance lease obligations as of December 31, 2019.

(5)
Represents contractual obligations for purchases of goods or services, including purchase orders, related to agreements entered into in the ordinary course of business that are enforceable and legally binding and that specify all significant terms of the transaction as of December 31, 2019.

We have not included in the contractual obligations table approximately $65 million of unrecognized tax benefits, excluding interest and penalties, related to various tax positions we have taken. These liabilities may increase or decrease over time primarily as a result of tax examinations, and given the status of the examinations, we cannot reliably estimate the period of any cash settlement with the respective taxing authorities. In addition, we have not included the minimum required contributions to our defined benefit pension plans as the aggregate contributions are not material.
As of December 31, 2019, our guarantees totaled $47 million and primarily related to standby letters of credit on our insurance programs.
OFF-BALANCE SHEET ARRANGEMENTS
As of December 31, 2019, our guarantees totaled $47 million and primarily related to standby letters of credit on our insurance programs. We do not have any other material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of the accompanying consolidated financial statements in accordance with GAAP requires us to select accounting policies and make estimates that affect amounts reported in the consolidated financial statements and the accompanying notes. Management’s estimates are based on the relevant information available at the end of each period. Actual results could differ materially from these estimates under different assumptions or market conditions. The following accounting policies are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties.
Revenue Recognition
We generate revenue primarily through contractual monthly recurring fees received for monitoring and related services provided to customers. In transactions in which we provide monitoring and related services but retain ownership of the security system, our performance obligations primarily include monitoring, related services (such as maintenance agreements), and a material right associated with the non-refundable fees received in connection with the initiation of a monitoring contract (referred to as deferred subscriber acquisition revenue) that the customer will not need to pay upon a renewal of the contract. The portion of the transaction price associated with monitoring and related services revenue is recognized as those services are provided and is reflected in monitoring and related services revenue in the Consolidated Statements of Operations.
Deferred subscriber acquisition revenue is deferred and reported as deferred subscriber acquisition revenue in the Consolidated Balance Sheets upon initiation of a monitoring contract. Deferred subscriber acquisition revenue is amortized on a pooled basis into installation and other revenue in the Consolidated Statements of Operations over the estimated life of the customer relationship using an accelerated method consistent with the amortization of subscriber system assets and deferred subscriber acquisition costs associated with the transaction.
In transactions involving a security system that is sold outright to the customer, our performance obligations generally include monitoring, related services, and the sale and installation of the security system. For such arrangements, we allocate a portion of the transaction price to each performance obligation based on a relative standalone selling price. Revenue associated with the sale and installation of a security system is recognized either at a point in time or over time based upon the nature of the transaction and contractual terms and is reflected in installation and other revenue in the Consolidated Statements of Operations. Revenue associated with monitoring and related services is recognized as those services are provided and is reflected in monitoring and related services revenue in the Consolidated Statements of Operations.
Subscriber System Assets, net and Deferred Subscriber Acquisition Costs, net
We capitalize certain costs associated with transactions in which we retain ownership of the security system as well as incremental selling expenses related to acquiring customers. These costs include equipment, installation costs, and other incremental costs and are recorded in subscriber system assets, net and deferred subscriber acquisition costs, net in the Consolidated Balance Sheets. These assets embody a probable future economic benefit as they contribute to the generation of future monitoring and related services revenue for us.
Subscriber system assets represent capitalized equipment and installation costs incurred in connection with transactions in which we retain ownership of the security system. Upon customer termination, we may retrieve such assets. Deferred subscriber acquisition costs represent incremental selling expenses (primarily commissions) related to acquiring customers.
Subscriber system assets and any related deferred subscriber acquisition costs resulting from customer acquisitions are accounted for on a pooled based on the month and year of acquisition. We depreciate and amortize our pooled subscriber system assets and related deferred subscriber acquisition costs using an accelerated method over the estimated life of the customer relationship, which is 15 years. We periodically perform lifing studies to estimate the expected life of the customer relationship and the attrition pattern of our customers. The lifing studies are based on historical customer terminations and are used to establish the amortization rates of our customer account pools in order to reflect the pattern of future benefit. The results of the lifing studies indicate that we can expect attrition to be the greatest in the initial years of asset life; therefore, an accelerated method best matches the future amortization cost with the estimated revenue stream from these customer pools. In order to align the depreciation and amortization of subscriber system assets and related deferred costs to the pattern in which their economic benefits are consumed, the accelerated method utilizes an average declining balance rate of approximately 250% and converts to straight-line methodology when the resulting charge is greater than that from the accelerated method, resulting in an average charge of approximately 55% of the pool within the first five years, 25% within the second five years, and 20% within the final five years.

Definite-Lived Intangible Assets
Definite-lived intangible assets relate to customer relationships, dealer relationships, and other definite-lived intangible assets that originated from business acquisitions as well as contracts with customers purchased under the ADT Authorized Dealer Program or from other third parties.
Customer relationships, which primarily originated from the Formation Transactions and the ADT Acquisition, are amortized over a period of up to 20 years based on management estimates about the amounts and timing of estimated future revenue from customer accounts and average customer account life that existed at the time of the related business acquisition. Dealer relationships originated from the Formation Transactions and the ADT Acquisition and are primarily amortized over 19 years based on management estimates about the longevity of the underlying dealer network and the attrition of those respective dealers that existed at the time of the related business acquisition. Other definite-lived intangible assets are amortized over a period of up to 10 years on a straight-line basis.
We maintain a network of agreements with third-party independent alarm dealers who sell alarm equipment and ADT Authorized Dealer-branded monitoring and interactive services to end users. The dealers in this program generate new end-user contracts with customers which we have the right, but not the obligation, to purchase from the dealer. Purchases of contracts with customers under the ADT Authorized Dealer Program, or from other third parties, are considered asset acquisitions and are recorded at their contractually determined purchase price. We may charge back the purchase price of any end-user contract if the contract is canceled during the charge-back period, which is generally twelve to fifteen months from the date of purchase. We record the amount of the charge back as a reduction to the purchase price.
Purchases of contracts with customers under the ADT Authorized Dealer Program, or from other third parties, are accounted for on a pooled basis based on the month and year of acquisition. We amortize our pooled contracts with customers using an accelerated method over the estimated life of the customer relationship, which is 15 years. The accelerated method for amortizing these contracts utilizes an average declining balance rate of approximately 300% and converts to straight-line methodology when the resulting amortization charge is greater than that from the accelerated method, resulting in an average amortization of approximately 65% of the pool within the first five years, 25% within the second five years, and 10% within the final five years.
Long-Lived Asset Impairments
We review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset or asset group may not be fully recoverable. We group assets at the lowest level for which cash flows are separately identified. Recoverability is measured by a comparison of the carrying amount of the asset group to its expected future undiscounted cash flows. If the expected future undiscounted cash flows of the asset group are less than its carrying amount, an impairment loss is recognized based on the amount by which the carrying amount exceeds the fair value less costs to sell. The calculation of the fair value less costs to sell of an asset group is based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.
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
Goodwill
Under a qualitative approach, the impairment test for goodwill consists of an assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying amount. If we elect to bypass the qualitative assessment for any reporting unit, or if a qualitative assessment indicates it is more-likely-than-not that the estimated carrying amount of a reporting unit exceeds its fair value, we proceed to a quantitative approach.
Under a quantitative approach, we estimate the fair value of a reporting unit and compare it to its carrying amount. If the carrying amount exceeds fair value, an impairment loss is recognized in an amount equal to that excess. The fair value of a reporting unit is determined using the income approach, which discounts projected cash flows using market participant assumptions. The income approach includes significant assumptions including, but not limited to, forecasted revenue, operating profit margins, operating expenses, cash flows, perpetual growth rates, and long-term discount rates. The resulting fair value under a quantitative approach is sensitive to changes in the underlying assumptions. In developing these assumptions, we rely on various factors including operating results, business plans, economic projections, anticipated future cash flows, and other market data. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying judgments and factors and ultimately impact the estimated fair value determinations may include such items as a prolonged downturn in the business environment, changes in economic conditions that significantly differ from our assumptions in timing or degree, volatility in equity and debt markets resulting in higher discount rates, and unexpected regulatory changes. As a result, there are inherent uncertainties related to these judgments and factors in applying them to the goodwill impairment test.
Indefinite-Lived Intangible Assets
Under a qualitative approach, the impairment test for an indefinite-lived intangible asset consists of an assessment of whether it is more-likely-than-not that an asset’s fair value is less than its carrying amount. If we elect to bypass the qualitative assessment for any indefinite-lived intangible asset, or if a qualitative assessment indicates it is more-likely-than-not that the estimated carrying amount of such asset exceeds its fair value, we proceed to a quantitative approach.
Under a quantitative approach, we estimate the fair value of an asset and compare it to its carrying amount. If the carrying amount exceeds fair value, an impairment loss is recognized in an amount equal to that excess. The fair value of an indefinite-lived intangible asset is determined based on the nature of the underlying asset. Our only indefinite-lived intangible asset is the ADT trade name. The fair value of the ADT trade name is determined under a relief from royalty method, which is an income approach that estimates the cost savings that accrue to us that we would otherwise have to pay in the form of royalties or license fees on revenue earned through the use of the asset. The utilization of the relief from royalty method requires us to make significant assumptions including revenue growth rates, the implied royalty rate, and the discount rate.
Business Combinations
We account for business acquisitions under the acquisition method of accounting. The assets acquired and liabilities assumed in connection with business acquisitions are recorded at the date of acquisition at their estimated fair values, with any excess of the purchase price over the estimated fair values of the net assets acquired recorded as goodwill. Significant judgment is required in estimating the fair value of assets acquired and liabilities assumed and in assigning their respective useful lives. Accordingly, we may engage third-party valuation specialists to assist in these determinations. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management but are inherently uncertain.
Loss Contingencies
We record accruals for losses that are probable and reasonably estimable. These accruals are based on a variety of factors such as judgment, probability of loss, opinions of internal and external legal counsel, and actuarially determined estimates of claims incurred but not yet reported based upon historical claims experience. Legal costs in connection with claims and lawsuits in the ordinary course of business are expensed as incurred. Additionally, we record insurance recovery receivables from third-party insurers when recovery has been determined to be probable.
Income Taxes
Our federal income tax accounts are determined on a consolidated return basis for U.S. entities and on a standalone basis for Canadian entities.
We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the temporary differences between the recognition of revenue and expenses for income tax and financial reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. We record the effect of a tax rate or law change on our deferred tax assets and liabilities in the period of enactment. Future tax rate or law changes could have a material effect on our results of operations, financial condition, or cash flows.
In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including our past operating results, the existence of cumulative losses in the most recent years, and our forecast of future taxable income. In estimating future taxable income, we develop assumptions related to the amount of future pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage our underlying businesses.
We recognize positions taken or expected to be taken in a tax return in the consolidated financial statements when it is more-likely-than-not (i.e., a likelihood of more than 50%) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit with greater than 50% likelihood of being realized upon ultimate settlement. We record liabilities for positions that have been taken but do not meet the more-likely-than-not recognition threshold.

We adjust the liabilities for unrecognized tax benefits in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a change to the estimated liabilities.
ACCOUNTING PRONOUNCEMENTS
Refer to Note 1 “Description of Business and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in Item 15 for further discussion about recent accounting pronouncements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our operations expose us to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. We monitor and manage these financial exposures as an integral part of our overall risk management program. Our policies allow for the use of specified financial instruments for hedging purposes only. Use of derivatives for speculation purposes is prohibited.
Interest Rate Risk
We have both fixed-rate and variable rate debt, and as a result, we are exposed to fluctuations in interest rates on our debt. In order to manage our exposure to fluctuations in interest rates, we may, from time to time, enter into interest rate swap transactions with financial institutions acting as principal counterparties.
As of December 31, 2019, the carrying amount of our debt, excluding finance leases, was $9.6 billion with a fair value of $10.2 billion. In addition, we had interest rate swap contracts with aggregate notional amounts of $3.2 billion with a fair value of $84 million as a net liability. As of December 31, 2019, a hypothetical 10% change in interest rates would change the fair value of our debt and interest rate swap contracts by approximately $214 million and $34 million, respectively. The exposure associated with our variable-rate debt, including the impact from our interest rate swap contracts, from a hypothetical 10% change in interest rates would not be material to earnings, fair values, or cash flows.
As of December 31, 2018, the carrying amount of our debt, excluding finance leases, was $10.0 billion with a fair value of $9.8 billion. In addition, we had interest rate swap contracts with aggregate notional amounts of $3.5 billion with a fair value of $20 million as a net liability. As of December 31, 2018, a hypothetical 10% change in interest rates would change the fair value of our debt and interest rate swaps by approximately $244 million and $20 million, respectively.
Foreign Currency Risk
Prior to the sale of ADT Canada, we had exposure to the effects of foreign currency exchange rate fluctuations related to the translation of our Canadian operations into our reporting currency as well as related to foreign currency gains and losses on transactions denominated in currencies other than the respective functional currencies, which primarily related to the conversion of intercompany loans denominated in Canadian dollars. As a result of the sale of ADT Canada, our exposure to the effects of foreign currency exchange rate fluctuations significantly decreased as we no longer have any Canadian operations, subject to limited exceptions for cross-border commercial customers and mobile safety applications. We generally did not enter into derivative transactions to hedge our risk to foreign currency exchange rates.
The effects of translating our Canadian operations into our reporting currency were reflected as a component of accumulated other comprehensive (loss) income (“AOCI”) in the Consolidated Balance Sheets. As a result of the sale of ADT Canada, we reclassified $35 million of cumulative translation adjustments, net of tax, into earnings during 2019. Foreign currency gains and losses are reflected in the Consolidated Statements of Operations and were not material during 2019 and 2018.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The Report of Independent Registered Public Accounting Firm, our consolidated financial statements, and the accompanying Notes to Consolidated Financial Statements that are filed as part of this Annual Report are listed under “Item 15. Exhibits, Financial Statement Schedules” and are set forth beginning on page F-1 immediately following the signature pages of this Annual Report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2019, our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting, within the time periods specified in the SEC’s rules and forms, information required to be disclosed in the reports that we file or submit under the Exchange Act, and that such information was accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined under Exchange Act Rules 13a-15(f) and 15d-15(f)). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and those criteria, our management determined that our internal control over financial reporting was effective as of December 31, 2019.
Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report on our internal control over financial reporting as of December 31, 2019 as set forth in its Report of Independent Registered Public Accounting Firm included in Part IV of this Annual Report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in our management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the three months ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item 10. “Directors, Executive Officers and Corporate Governance” is incorporated herein by reference from our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after our fiscal year end of December 31, 2019 (the “Proxy Statement”).
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item 11. “Executive Compensation” is incorporated herein by reference from our Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” other than the information regarding an Apollo margin loan agreement set forth below required by Item 403(c) of Regulation S-K, is incorporated herein by reference from our Proxy Statement. Also, incorporated herein by reference is information concerning compensation plans under which our equity securities are authorized for issuance which is found in Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities” of this Annual Report under the caption "Securities Authorized for Issuance Under Equity Compensation Plans."
Apollo Margin Loan Agreement
As of October 3, 2019, certain investment funds directly or indirectly managed by Apollo (the “Apollo Funds”), the Company’s controlling stockholder, informed the Company that they have pledged all of their 651,848,348 shares of the Company’s common stock pursuant to a margin loan agreement and related documentation on a non-recourse basis. Apollo has informed the Company that the loan to value ratio of the margin loan on March 6, 2020 was equal to approximately 21%. Apollo has also informed the Company that the margin loan agreement contains customary default provisions and that in the event of a default under the margin loan agreement the secured parties may foreclose upon any and all shares of the Company’s common stock pledged to them.

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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
The information required by this Item 13. “Certain Relationships and Related Transactions and Director Independence” is incorporated herein by reference from our Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this Item 14. “Principal Accounting Fees and Services” is incorporated herein by reference from our Proxy Statement.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
1. Financial Statements
See Index to Consolidated Financial Statements appearing on page F-1.
2. Financial Statement Schedules
All financial statement schedules called for under Regulation S‑X are omitted because either they are not required under the related instructions, are included in the consolidated financial statements or notes thereto included elsewhere in this Annual Report on Form 10‑K, or are not material.
3. Exhibits
The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report.
Exhibits Index
The information required by this Item is set forth on the exhibit index.

Exhibit Number	Exhibit Description
2.1^	Share Purchase Agreement, dated September 30, 2019, among ADT Security Holdings Canada Ltd., ADT Inc., and TELUS Communications Inc.
3.1*	Amended and Restated Certificate of Incorporation of ADT Inc.
3.2	Amended and Restated Bylaws of ADT Inc.
4.1	Indenture, dated as of July 5, 2012, by and between The ADT Corporation and Wells Fargo Bank, National Association
4.2	First Supplemental Indenture, dated as of July 5, 2012, by and among The ADT Corporation, Tyco International Ltd. and Wells Fargo Bank, National Association
4.3	Second Supplemental Indenture, dated as of July 5, 2012, by and among The ADT Corporation, Tyco International Ltd. and Wells Fargo Bank, National Association
4.4	Third Supplemental Indenture, dated as of July 5, 2012, by and among The ADT Corporation, Tyco International Ltd. and Wells Fargo Bank, National Association
4.5	Fourth Supplemental Indenture, dated as of January 14, 2013, by and between The ADT Corporation and Wells Fargo Bank, National Association
4.6	Fifth Supplemental Indenture, dated as of October 1, 2013, by and between The ADT Corporation and Wells Fargo Bank, National Association
4.7	Sixth Supplemental Indenture, dated as of April 8, 2016, under 2012 Base Indenture, by and among The ADT Corporation, the guarantors party thereto and the Wells Fargo Bank, National Association
4.8	Seventh Supplemental Indenture, dated as of April 22, 2016, under 2012 Base Indenture, by and among The ADT Corporation, the guarantors party thereto and the Wells Fargo Bank, National Association
4.9	Eighth Supplemental Indenture, dated as of May 2, 2016, under 2012 Base Indenture, by and among Prime Finance, Inc., The ADT Corporation and the Wells Fargo Bank, National Association
4.10	Ninth Supplemental Indenture, dated as of November 15, 2017, under 2012 Base Indenture, by and among The ADT Security Corporation, DataShield, LLC and Wells Fargo Bank, National Association
4.11	Tenth Supplemental Indenture, dated as of April 18, 2018, under 2012 Base Indenture, by and among The ADT Security Corporation, the guarantors party thereto and Wells Fargo Bank, National Association
4.12	Eleventh Supplemental Indenture, dated as of August 17, 2018, by and among The ADT Security Corporation, MSA Systems Integration, Inc. and Wells Fargo Bank, National Association
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

4.16*	Fifteenth Supplemental Indenture, dated as of November 14, 2019, under 2012 Base Indenture, by and among The ADT Security Corporation, I-View Now LLC and Wells Fargo Bank, National Association

4.17*
Sixteenth Supplemental Indenture, dated as of January 31, 2020, under 2012 Base Indenture, by and among The ADT Security Corporation, Defender Security Canada, Inc., ADT MS2 LLC, DPL Two LLC, Defenders LLC, Home Defender, Inc. and Wells Fargo Bank, National Association

4.18	Indenture, dated as of March 19, 2014, by and between The ADT Corporation and Wells Fargo Bank, National Association
4.19	Officer’s Certificate, dated as of December 18, 2014, of The ADT Corporation, establishing the terms of its 5.250% Senior Notes due 2020 (including form Note)
4.20	First Supplemental Indenture, dated as of April 8, 2016 under 2014 Base Indenture, by and among The ADT Corporation, the guarantors party thereto and the Wells Fargo Bank, National Association
4.21	Second Supplemental Indenture, dated as of May 2, 2016, under 2014 Base Indenture, by and among Prime Finance, Inc., The ADT Corporation and the Wells Fargo Bank, National Association
4.22	Third Supplemental Indenture, dated as of November 15, 2017, under 2014 Base Indenture, by and among The ADT Security Corporation, DataShield, LLC and Wells Fargo Bank, National Association
4.23	Fourth Supplemental Indenture, dated as of April 18, 2018, under 2014 Base Indenture, by and among The ADT Security Corporation, the guarantors party thereto and Wells Fargo Bank, National Association
4.24
Fifth Supplemental Indenture, dated as of August 17, 2018, under 2014 Base Indenture, by and among The ADT Security Corporation, MSA Systems Integration, Inc. and Wells Fargo Bank, National Association

4.25	Sixth Supplemental Indenture, dated as of January 7, 2019, under 2014 Base Indenture, by and among The ADT Security Corporation, the guarantors party thereto and Wells Fargo Bank, National Association
4.26
Seventh Supplemental Indenture, dated as of January 30, 2019, under 2014 Base Indenture, by and among The ADT Security Corporation, Advanced Cabling Systems, LLC and Wells Fargo Bank, National Association

4.27
Eighth Supplemental Indenture, dated as of March 12, 2019, under 2014 Base Indenture, by and among The ADT Corporation, LifeShield, LLC, LifeShield Security LLC and Wells Fargo Bank, National Association

4.28	Indenture, dated as of May 2, 2016, by and between Prime Security One MS, Inc. and the Wells Fargo Bank, National Association
4.29	First Supplemental Indenture, dated as of May 2, 2016, by and among The ADT Corporation, the guarantors party thereto and the Wells Fargo Bank, National Association
4.30	Second Supplemental Indenture, dated as of August 9, 2016, by and between The ADT Corporation, the Notes Guarantors and Wells Fargo Bank, National Association
4.31	Third Supplemental Indenture, dated as of November 15, 2017, by and among The ADT Security Corporation, DataShield, LLC and Wells Fargo Bank, National Association
4.32	Fourth Supplemental Indenture, dated as of April 18, 2018, by and among The ADT Security Corporation, the guarantors party thereto and Wells Fargo Bank, National Association
4.33	Fifth Supplemental Indenture, dated as of August 17, 2018, by and among The ADT Security Corporation, MSA Systems Integration, Inc. and Wells Fargo Bank, National Association
4.34	Sixth Supplemental Indenture, dated as of January 7, 2019, by and among The ADT Security Corporation, the guarantors party thereto and Wells Fargo Bank, National Association
4.35	Seventh Supplemental Indenture, dated as of January 30, 2019 by and among the ADT Security Corporation, Advanced Cabling Systems, LLC and Wells Fargo Bank, National Association
4.36	Eighth Supplemental Indenture, dated as of March 12, 2019 by and among the ADT Corporation, LifeShield, LLC, LifeShield Security LLC and Wells Fargo Bank, National Association
4.37*	Ninth Supplemental Indenture, dated as of November 14, 2019, by and among The ADT Security Corporation, I-View Now LLC and Wells Fargo Bank, National Association
4.38*
Tenth Supplemental Indenture, dated as of January 31, 2020, by and among The ADT Security Corporation, Defender Security Canada, Inc., ADT MS2 LLC, DPL Two LLC, Defenders LLC, Home Defender, Inc. and Wells Fargo Bank, National Association

4.39	Second Lien Notes Indenture, dated as of May 2, 2016, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., Prime Guarantors and Wells Fargo Bank, National Association
4.40	Second Lien Notes Supplemental Indenture, dated as of May 2, 2016, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., Prime Guarantors and ADT Guarantors
4.41
Second Lien Notes Second Supplemental Indenture, dated as of November 15, 2017, by and among Prime Security Services Borrower, LLC, Prime Finance Inc., DataShield, LLC and Wells Fargo Bank, National Association

4.42
Second Lien Notes Third Supplemental Indenture, dated as of April 18, 2018, by and among Prime Security Services Borrower, LLC, Prime Finance Inc., the guarantors party thereto and Wells Fargo Bank, National Association

4.43
Second Lien Notes Fourth Supplemental Indenture, dated as of August 17, 2018, by and among Prime Security Services Borrower, LLC, Prime Finance Inc., MSA Systems Integration, Inc. and Wells Fargo Bank, National Association

4.44
Second Lien Notes Fifth Supplemental Indenture, dated as of January 7, 2019, by and among Prime Security Services Borrower, LLC, Prime Finance Inc., the guarantors party thereto and Wells Fargo Bank, National Association

4.45
Second Lien Notes Sixth Supplemental Indenture, dated as of January 30, 2019, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., Advanced Cabling Systems, LLC and Wells Fargo Bank, National Association

4.46
Second Lien Notes Seventh Supplemental Indenture, dated as of March 12, 2019, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., LifeShield, LLC, LifeShield Security LLC and Wells Fargo Bank, National Association

4.47*
Second Lien Notes Eighth Supplemental Indenture, dated as of November 14, 2019, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., I-View Now LLC and Wells Fargo Bank, National Association

4.48
Indenture, dated as of April 4, 2019, by and among Prime Security Services Borrower, LLC, Prime Finance Inc., the guarantors party thereto from time to time, and Wells Fargo Bank, National Association, as trustee, relating to the $750 million aggregate principal amount of 5.250% first-priority senior secured notes due 2024.

4.49*	First Supplemental Indenture, dated as of November 14, 2019, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., I-View Now LLC and Wells Fargo Bank, National Association
4.50*
Second Supplemental Indenture, dated as of January 31, 2020, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc. , Defender Security Canada, Inc., ADT MS2 LLC, DPL Two LLC, Defenders LLC, Home Defender, Inc. and Wells Fargo Bank, National Association

4.51
Indenture, dated as of April 4, 2019, by and among Prime Security Services Borrower, LLC, Prime Finance Inc., the guarantors party thereto from time to time, and Wells Fargo Bank, National Association, as trustee, relating to the $750 million aggregate principal amount of 5.750% first-priority senior secured notes due 2026.

4.52
First Supplemental Indenture, dated as of September 23, 2019, by and among Prime Security Services Borrower, LLC, Prime Finance Inc., the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee, relating to the $600 million aggregate principal amount of 5.750% first-priority senior secured notes due 2026

4.53*	Second Supplemental Indenture, dated as of November 14, 2019, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., I-View Now LLC and Wells Fargo Bank, National Association
4.54*
Third Supplemental Indenture, dated as of January 31, 2020, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc. , Defender Security Canada, Inc., ADT MS2 LLC, DPL Two LLC, Defenders LLC, Home Defender, Inc. and Wells Fargo Bank, National Association

4.55
Indenture, dated as of January 28, 2020, by and among Prime Security Services Borrower, LLC, Prime Finance Inc., the guarantors party thereto from time to time and Wells Fargo Bank, National Association, as trustee, relating to the $1,300 6.250% Second-Priority Senior Secured Notes due 2028

4.56*
First Supplemental Indenture, dated as of January 31, 2020, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc. , Defender Security Canada, Inc., ADT MS2 LLC, DPL Two LLC, Defenders LLC, Home Defender, Inc. and Wells Fargo Bank, National Association

4.57*	Description of Securities
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

10.6
Subsidiary Guarantee Agreement (First Lien), dated July 1, 2015, among the Subsidiaries of Prime Security Services Borrower, LLC named therein and Credit Suisse AG, Cayman Islands Branch, as Collateral Agent

10.7
Supplement No. 1, dated as of May 2, 2016, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Securities Services Borrower, LLC and Barclays Bank PLC, as Collateral Agent

10.8
Supplement No. 2, dated as of October 31, 2017, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent

10.9
Supplement No. 3, dated as of January 22, 2018, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent

10.10
Supplement No. 4, dated as of February 28, 2018, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent

10.11
Supplement No. 5, dated as of August 17, 2018, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent

10.12
Supplement No. 6, dated as of January 7, 2019, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent

10.13
Supplement No. 7, dated as of January 30, 2019, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent

10.14
Supplement No. 8, dated as of March 11, 2019, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent

10.15
Holdings Guarantee and Pledge Agreement (First Lien), dated and effective as of July 1, 2015, between Prime Security Services Holdings, LLC, as Holdings, and Credit Suisse AG, Cayman Islands Branch, as Collateral Agent

10.16
Collateral Agreement (First Lien), dated as of July 1, 2015 among Prime Security Services Borrower, LLC, each Subsidiary of Prime Security Services Borrower, LLC from time to time identified therein as a party and Barclays Bank PLC, as collateral agent

10.17
Collateral Agreement (Second Lien), dated as of May 2, 2016, among Prime Security Services Borrower, LLC, as Issuer, Prime Finance Inc., as Co-Issuer, each Subsidiary Guarantor party thereto and Wells Fargo Bank, National Association, as Collateral Agent

10.18
Collateral Agreement (Second Lien), dated as of January 28, 2020, among Prime Security Services Borrower LLC, as Issuer, Prime Finance, Inc., as Co-Issuer, each Subsidiary Guarantor party thereto and Wells Fargo Bank, National Association, as Collateral Agent

10.19
First Lien/First Lien Intercreditor Agreement, dated as of May 2, 2016 among Barclays Bank PLC, as Collateral Agent, Barclays Bank PLC, as Authorized Representative under the Credit Agreement, Wells Fargo Bank, National Association, as the Initial Other Authorized Representative, and each additional Authorized Representative from time to time party hereto relating to Prime Security Services Borrower, LLC

10.20
First Lien/Second Lien Intercreditor Agreement, dated as of July 1, 2015, between Credit Suisse AG, Cayman Islands Branch, as First Lien Facility Agent and Applicable First Lien Agent, and Credit Suisse AG, Cayman Islands Branch, as Second Lien Facility Agent and Applicable Second Lien Agent relating to Prime Security Services Borrower, LLC

10.21*
Receivables Purchase Agreement, dated as of March 5, 2020, among ADT LLC, individually and as servicer, ADT Finance LLC, as seller, various purchasers and purchaser agents from time to time party thereto, and Mizuho Bank, LTD., as Administrative Agent, Arranger, Collateral Agent and Structuring Agent

10.22	Tax Sharing Agreement, dated as of September 28, 2012, by and among Pentair Ltd., Tyco International Ltd., Tyco International Finance S.A., and The ADT Corporation
10.23	Non-Income Tax Sharing Agreement dated as of September 28, 2012, by and among Tyco International Ltd., Tyco International Finance S.A., and The ADT Corporation
10.24	Trademark Agreement, dated as of September 25, 2012, by and among ADT Services GmbH, ADT US Holdings, Inc., Tyco International Ltd. and The ADT Corporation
10.25	Patent Agreement, dated as of September 26, 2012, by and between Tyco International Ltd. and The ADT Corporation
10.26	Separation and Distribution Agreement, dated September 26, 2012 by and among Tyco International Ltd., Tyco International Finance S.A., The ADT Corporation and ADT LLC
10.27	ADT LLC Supplemental Savings and Retirement Plan, effective as of April 1, 2017
10.28	Stockholders Agreement by and between the ADT Inc. and Prime Securities Services TopCo, LP
10.29	Registration Rights Agreement by and between the ADT Inc. and Prime Securities Services TopCo, LP
10.30	Amendment to the Registration Rights Agreement between ADT Inc. and Prime Security Services TopCo Parent, L.P.
10.31+	Amendment to Amended and Restated Employment Agreement, dated May 3, 2019, between The ADT Security Corporation (together with any of its subsidiaries and Affiliates) and Donald Young
10.32+	Amended and Restated Employment Agreement, dated December 19, 2017, between The ADT Security Corporation (together with any of its subsidiaries and Affiliates) and Jamie Haenggi
10.33+	Amended and Restated Employment Agreement, dated December 19, 2017, between The ADT Security Corporation (together with any of its subsidiaries and Affiliates) and Daniel M. Bresingham
10.34+	Amended and Restated Employment Agreement, dated December 19, 2017, between ADT LLC, (together with any of its subsidiaries and Affiliates) and James D. DeVries
10.35+	Amended and Restated Employment Agreement, dated December 19, 2017, between ADT LLC, (together with any of its subsidiaries and Affiliates) and Jeffrey Likosar
10.36+	ADT Inc. 2018 Omnibus Incentive Plan
10.37+	First Amendment to ADT Inc. 2018 Omnibus Incentive Plan dated April 25, 2019
10.38+	Form of Restricted Stock Unit Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan
10.39+	Form of Non-Qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan
10.40+	Form of Non-Qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan (Class B Unit Redemption)
10.41+	Form of Amendment to Non-Qualified Award Agreement for use under ADT Inc. 2018 Omnibus Incentive Plan (Class B Unit Redemption)
10.42+	Form of Common Stock Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan
10.43+	ADT Inc. 2018 Omnibus Incentive Plan Restricted Stock Unit Non-Employee Director Award Agreement
10.44+	Timothy J. Whall’s Retirement Agreement
10.45+	Amendment to Retirement Agreement, dated October 11, 2019, by and among Mr. Timothy J. Whall and the parties thereto.
10.46+	Second Amended & Restated Employment Agreement with James D. DeVries
10.47+	Amendment to Second Amended & Restated Employment Agreement of James D. DeVries
21*	Subsidiaries of ADT Inc.

23*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
31.2*	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
32.1*	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
_________________________
^ Confidential treatment requested. Confidential portions of this Exhibit 2.1 have been omitted.
* Filed herewith.
+ Management contract or compensatory plan or arrangement.
ITEM 16. FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADT Inc.
Date:	March 10, 2020	By:	/s/ James D. DeVries
		Name:	James D. DeVries
		Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 2020.

Name	Title
/s/ James D. DeVries	President, Chief Executive Officer and Director (Principal Executive Officer)
James D. DeVries
/s/ Jeffrey Likosar	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
Jeffrey Likosar
/s/ Zachary Susil	Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)
Zachary Susil
/s/ Marc E. Becker	Director (Chairman)
Marc E. Becker
/s/ Reed B. Rayman	Director
Reed B. Rayman
/s/ Matthew H. Nord	Director
Matthew H. Nord
/s/ Andrew D. Africk	Director
Andrew D. Africk
/s/ Eric L. Press	Director
Eric L. Press
/s/ Lee J. Solomon	Director
Lee J. Solomon
/s/ Stephanie Drescher	Director
Stephanie Drescher
/s/ David Ryan	Director
David Ryan
/s/ Matthew E. Winter	Director
Matthew E. Winter
/s/ Tracey Griffin	Director
Tracey Griffin

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of ADT Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of ADT Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Fort Lauderdale, Florida
March 10, 2020
We have served as the Company or its predecessor’s auditor since 2010.

ADT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$48,736	$363,177
Accounts receivable trade, less allowance for doubtful accounts of $44,337 and $39,765, respectively	287,243	245,714
Inventories, net	104,219	89,178
Work-in-progress	34,183	26,137
Prepaid expenses and other current assets	151,102	129,811
Total current assets	625,483	854,017
Property and equipment, net	328,731	326,565
Subscriber system assets, net	2,739,296	2,907,701
Intangible assets, net	6,669,645	7,488,194
Goodwill	4,959,658	5,081,887
Deferred subscriber acquisition costs, net	513,320	429,965
Other assets	247,519	120,279
Total assets	$16,083,652	$17,208,608

Liabilities and stockholders' equity
Current liabilities:
Current maturities of long-term debt	$58,049	$58,184
Accounts payable	241,954	221,341
Deferred revenue	342,359	334,886
Accrued expenses and other current liabilities	477,366	398,079
Total current liabilities	1,119,728	1,012,490
Long-term debt	9,634,226	9,944,112
Deferred subscriber acquisition revenue	673,625	544,429
Deferred tax liabilities	1,166,269	1,342,168
Other liabilities	305,435	140,604
Total liabilities	12,899,283	12,983,803

Commitments and contingencies (Note 14)

Stockholders' equity:
Preferred stock—authorized 250,000 shares of $0.01 par value; none issued and outstanding as of December 31, 2019 and 2018	—	—
Common stock—authorized 3,999,000,000 shares of $0.01 par value; issued and outstanding shares of 753,622,044 and 766,881,453 as of December 31, 2019 and 2018, respectively	7,536	7,669
Additional paid-in capital	5,977,402	5,969,347
Accumulated deficit	(2,742,193)	(1,680,432)
Accumulated other comprehensive loss	(58,376)	(71,779)
Total stockholders' equity	3,184,369	4,224,805
Total liabilities and stockholders' equity	$16,083,652	$17,208,608
See Notes to Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2019	2018	2017
Monitoring and related services	$4,307,582	$4,109,939	$4,029,279
Installation and other	818,075	471,734	286,223
Total revenue	5,125,657	4,581,673	4,315,502
Cost of revenue (exclusive of depreciation and amortization shown separately below)	1,390,284	1,041,336	895,736
Selling, general and administrative expenses	1,406,532	1,246,950	1,209,200
Depreciation and intangible asset amortization	1,989,082	1,930,929	1,863,299
Merger, restructuring, integration, and other	35,882	(3,344)	64,828
Goodwill impairment	45,482	87,962	—
Loss on sale of business	61,951	—	—
Operating income	196,444	277,840	282,439
Interest expense, net	(619,573)	(663,204)	(732,841)
Loss on extinguishment of debt	(104,075)	(274,836)	(4,331)
Other income	5,012	27,582	33,047
Loss before income taxes	(522,192)	(632,618)	(421,686)
Income tax benefit	98,042	23,463	764,313
Net (loss) income	$(424,150)	$(609,155)	$342,627

Net (loss) income per share:
Basic	$(0.57)	$(0.81)	$0.53
Diluted	$(0.57)	$(0.81)	$0.53

Weighted-average number of shares:
Basic	747,238	747,710	641,074
Diluted	747,238	747,710	641,074
See Notes to Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Years Ended December 31,
	2019	2018	2017
Net (loss) income	$(424,150)	$(609,155)	$342,627
Other comprehensive income (loss), net of tax:
Cash flow hedges	(38,103)	(21,284)	—
Foreign currency translation	51,599	(44,656)	23,720
Defined benefit pension plans	(93)	(1,832)	780
Total other comprehensive income (loss), net of tax	13,403	(67,772)	24,500
Comprehensive (loss) income	$(410,747)	$(676,927)	$367,127
See Notes to Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Number of Common Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of December 31, 2016	641,047	$2	$4,424,321	$(590,840)	$(28,507)	$3,804,976
Net income	—	—	—	342,627	—	342,627
Other comprehensive income, net of tax	—	—	—	—	24,500	24,500
Dividends	—	—	—	(749,999)	—	(749,999)
Share-based compensation expense	68	—	11,276	—	—	11,276
Other	4	—	(268)	—	—	(268)
Balance as of December 31, 2017	641,119	2	4,435,329	(998,212)	(4,007)	3,433,112
Adoption of accounting standard, net of tax	—	—	—	34,430	—	34,430
Net loss	—	—	—	(609,155)	—	(609,155)
Other comprehensive loss, net of tax	—	—	—	—	(67,772)	(67,772)
Common stock issued for initial public offering proceeds, net of related fees and tax benefit	105,000	1,050	1,405,678	—	—	1,406,728
Dividends	—	—	—	(107,355)	—	(107,355)
Share-based compensation expense	20,756	—	135,012	—	—	135,012
Other	6	6,617	(6,672)	(140)	—	(195)
Balance as of December 31, 2018	766,881	7,669	5,969,347	(1,680,432)	(71,779)	4,224,805
Net loss	—	—	—	(424,150)	—	(424,150)
Other comprehensive income, net of tax	—	—	—	—	13,403	13,403
Repurchases of common stock	(23,883)	(239)	(149,629)	—	—	(149,868)
Dividends, including dividends reinvested in common stock	10,744	107	67,660	(633,223)	—	(565,456)
Share-based compensation expense	—	—	85,626	—	—	85,626
Other	(120)	(1)	4,398	(4,388)	—	9
Balance as of December 31, 2019	753,622	$7,536	$5,977,402	$(2,742,193)	$(58,376)	$3,184,369
See Notes to Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net (loss) income	$(424,150)	$(609,155)	$342,627
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and intangible asset amortization	1,989,082	1,930,929	1,863,299
Amortization of deferred subscriber acquisition costs	80,128	59,928	51,491
Amortization of deferred subscriber acquisition revenue	(107,284)	(79,136)	(46,454)
Share-based compensation expense	85,626	135,012	11,276
Deferred income taxes	(117,889)	(27,338)	(776,683)
Provision for losses on accounts receivable and inventory	55,452	61,026	56,687
Loss on extinguishment of debt	104,075	274,836	4,331
Goodwill impairment	45,482	87,962	—
Loss on sale of business	61,951	—	—
Other non-cash items, net	137,776	20,245	43,107
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions:
Accounts receivable, net	(94,449)	(60,686)	(60,113)
Inventories and work-in-progress	(14,711)	(2,602)	4,944
Accounts payable	19,325	9,007	(30,695)
Deferred subscriber acquisition costs	(189,988)	(184,674)	(165,120)
Deferred subscriber acquisition revenue	259,844	256,498	247,479
Other, net	(17,153)	(84,245)	45,754
Net cash provided by operating activities	1,873,117	1,787,607	1,591,930
Cash flows from investing activities:
Dealer generated customer accounts and bulk account purchases	(669,683)	(693,525)	(653,222)
Subscriber system assets	(542,305)	(576,290)	(582,723)
Capital expenditures	(158,846)	(126,799)	(130,624)
Acquisition of businesses, net of cash acquired	(108,716)	(352,819)	(63,518)
Sale of business, net of cash sold	496,398	—	—
Other investing, net	4,975	11,223	16,777
Net cash used in investing activities	(978,177)	(1,738,210)	(1,413,310)
Cash flows from financing activities:
Proceeds from initial public offering, net of related fees	—	1,406,019	—
Proceeds from long-term borrowings	3,403,022	422,875	1,344,126
Repayment of long-term borrowings, including call premiums	(3,845,195)	(699,637)	(724,999)
Repayment of mandatorily redeemable preferred securities, including redemption premium	—	(852,769)	—
Dividends on common stock	(564,767)	(79,439)	(749,999)
Repurchases of common stock	(149,868)	—	—
Deferred financing costs	(54,382)	(337)	(400)
Other financing, net	(3,014)	(3,711)	(11,797)
Net cash (used in) provided by financing activities	(1,214,204)	193,001	(143,069)

Effect of currency translation on cash	838	(2,018)	338

Net (decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	(318,426)	240,380	35,889
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	367,162	126,782	90,893
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$48,736	$367,162	$126,782

Supplementary cash flow information:
Interest paid, net of interest income	$545,206	$688,121	$661,250
(Refunds) payments on income taxes, net	$(1,001)	$6,346	$19,433
Issuance of shares in lieu of cash dividends	$67,767	$—	$—
See Notes to Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business and Summary of Significant Accounting Policies
Organization and Business
ADT Inc., together with its wholly owned subsidiaries (collectively, the “Company”), is a leading provider of security, automation, and smart home solutions serving consumer and business customers in the United States (“U.S.”). ADT Inc. was incorporated in the State of Delaware in May 2015 as a holding company with no assets or liabilities. In July 2015, the Company acquired Protection One, Inc. and ASG Intermediate Holding Corp. (collectively, the “Formation Transactions”), which were instrumental in the commencement of the Company’s operations. In May 2016, the Company acquired The ADT Security Corporation (formerly named The ADT Corporation) (“The ADT Corporation”) (the “ADT Acquisition”). The Company primarily conducts business under the ADT brand name.
In January 2018, the Company completed an initial public offering (“IPO”) and its common stock began trading on the New York Stock Exchange under the symbol “ADT.”
The Company is majority-owned by Prime Security Services TopCo Parent, L.P. (“Ultimate Parent”). Ultimate Parent is majority-owned by Apollo Investment Fund VIII, L.P. and its related funds that are directly or indirectly managed by Apollo Global Management, Inc. (together with its subsidiaries and affiliates, “Apollo” or the “Sponsor”).
Significant Accounting Policies
The preparation of the consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”) requires the Company to select accounting policies and make estimates that affect amounts reported in the consolidated financial statements and the accompanying notes. The Company’s estimates are based on the relevant information available at the end of each period. Actual results could differ materially from these estimates under different assumptions or market conditions.
Information on accounting policies and methods related to revenue, leases, acquisitions and dispositions, goodwill and other intangible assets, debt, mandatorily redeemable preferred securities, derivatives, equity, share-based compensation, net (loss) income per share, income taxes, retirement plans, and loss contingencies is included in the respective footnotes that follow. Below is a discussion of accounting policies and methods used in the consolidated financial statements that are not presented in other footnotes.
Basis of Presentation and Consolidation
The consolidated financial statements include the accounts of ADT Inc. and its wholly owned subsidiaries, and have been prepared in U.S. dollars in accordance with GAAP. All intercompany transactions have been eliminated. Certain prior period amounts have been reclassified to conform with the current period presentation.
The Company has a single operating and reportable segment based on the manner in which the Chief Executive Officer, who is the chief operating decision maker, evaluates performance and makes decisions about how to allocate resources.
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
Foreign Currency Translation and Transaction Gains and Losses
The Company’s reporting currency is the U.S. dollar. As such, the financial statements of a foreign subsidiary are translated into U.S. dollars using the foreign exchange rates applicable to the dates of the financial statements. Assets and liabilities are translated using the end-of-period spot foreign exchange rate. Revenue, expenses, and cash flows are translated at the average foreign exchange rate for each period. Equity accounts are translated at historical foreign exchange rates. The effects of these translation adjustments are reported as a component of accumulated other comprehensive (loss) income (“AOCI”) in the Consolidated Balance Sheets. In addition, translation adjustments related to intercompany loans denominated in a foreign currency that are determined to be of a long-term investment nature are reported as a component of AOCI in the Consolidated Balance Sheets.

For any transaction that is denominated in a currency different from the entity’s functional currency, a gain or loss is recognized in the Consolidated Statements of Operations based on the difference between the foreign exchange rate at the transaction date and the foreign exchange rate at the transaction settlement date (or rate at period end, if unsettled).
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents
All highly liquid investments with original maturities of three months or less from the time of purchase are considered to be cash equivalents. Restricted cash and cash equivalents are cash and cash equivalents that are restricted for a specific purpose and cannot be included in the general cash and cash equivalents account. Restricted cash and cash equivalents are reflected in prepaid expenses and other current assets in the Consolidated Balance Sheets.
The following table provides a reconciliation of the amount of cash and cash equivalents and restricted cash and cash equivalents reported in the Consolidated Balance Sheets to the total of the same of such amounts shown in the Consolidated Statements of Cash Flows:

	December 31,
(in thousands)	2019	2018	2017
Cash and cash equivalents	$48,736	$363,177	$122,899
Restricted cash and cash equivalents in prepaid expenses and other current assets	—	3,985	3,883
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$48,736	$367,162	$126,782

Accounts Receivable, net
Accounts receivable represent amounts due from customers and are presented net of allowance for doubtful accounts in the Consolidated Balance Sheets. The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the Company’s accounts receivable based on historical experience and other currently available evidence. Accounts receivable are written off once deemed uncollectible. The changes in the allowance for doubtful accounts during the periods presented are as follows:

	Years Ended December 31,
(in thousands)	2019	2018	2017
Beginning balance	$39,765	$34,042	$28,109
Provision for bad debt expense	56,060	54,558	54,074
Deductions and other	(51,488)	(48,835)	(48,141)
Ending balance	$44,337	$39,765	$34,042

Inventories, net
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

Depreciation expense is included in depreciation and intangible asset amortization in the Consolidated Statements of Operations and was $187 million, $166 million, and $151 million during 2019, 2018, and 2017, respectively. Repairs and maintenance expenditures are expensed when incurred.
The gross carrying amount, accumulated depreciation and net carrying amount of property and equipment, net as of December 31, 2019 and 2018 were as follows:

	December 31,
(in thousands)	2019	2018
Land	$13,303	$13,381
Buildings and leasehold improvements	87,850	84,905
Capitalized software	465,750	378,002
Machinery, equipment, and other	162,611	150,484
Construction in progress	35,181	21,634
Finance leases	110,289	69,873
Accumulated depreciation	(546,253)	(391,714)
Property and equipment, net	$328,731	$326,565

Subscriber System Assets, net and Deferred Subscriber Acquisition Costs, net
The Company capitalizes certain costs associated with transactions in which the Company retains ownership of the security system as well as incremental selling expenses related to acquiring customers. These costs include equipment, installation costs, and other incremental costs and are recorded in subscriber system assets, net and deferred subscriber acquisition costs, net in the Consolidated Balance Sheets. These assets embody a probable future economic benefit as they contribute to the generation of future monitoring and related services revenue for the Company.
Subscriber system assets represent capitalized equipment and installation costs incurred in connection with transactions in which the Company retains ownership of the security system. Upon customer termination, the Company may retrieve such assets. Depreciation expense relating to subscriber system assets is included in depreciation and intangible asset amortization in the Consolidated Statements of Operations and was $558 million, $549 million, and $537 million during 2019, 2018, and 2017, respectively.
The gross carrying amount, accumulated depreciation and net carrying amount of subscriber system assets as of December 31, 2019 and 2018 were as follows:

	December 31,
(in thousands)	2019	2018
Gross carrying amount	$4,597,908	$4,304,279
Accumulated depreciation	(1,858,612)	(1,396,578)
Subscriber system assets, net	$2,739,296	$2,907,701

Deferred subscriber acquisition costs represent incremental selling expenses (primarily commissions) related to acquiring customers. Amortization expense relating to deferred subscriber acquisition costs included in selling, general and administrative expenses in the Consolidated Statements of Operations was $80 million, $60 million, and $51 million during 2019, 2018, and 2017, respectively.
Subscriber system assets and any related deferred subscriber acquisition costs resulting from customer acquisitions are accounted for on a pooled basis based on the month and year of acquisition. The Company depreciates and amortizes its pooled subscriber system assets and related deferred subscriber acquisition costs using an accelerated method over the estimated life of the customer relationship, which is 15 years. In order to align the depreciation and amortization of subscriber system assets and related deferred costs to the pattern in which their economic benefits are consumed, the accelerated method utilizes an average declining balance rate of approximately 250% and converts to straight-line methodology when the resulting charge is greater than that from the accelerated method, resulting in an average charge of approximately 55% of the pool within the first five years, 25% within the second five years, and 20% within the final five years.

Long-Lived Asset Impairments
The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset or asset group may not be fully recoverable. The Company groups assets at the lowest level for which cash flows are separately identified. Recoverability is measured by a comparison of the carrying amount of the asset group to its expected future undiscounted cash flows. If the expected future undiscounted cash flows of the asset group are less than its carrying amount, an impairment loss is recognized based on the amount by which the carrying amount exceeds the fair value less costs to sell. The calculation of the fair value less costs to sell of an asset group is based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.
There were no material long-lived asset impairments during 2019, 2018, or 2017.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of December 31, 2019 and 2018 consisted of the following:

	December 31,
(in thousands)	2019	2018
Accrued interest	$115,070	$85,046
Payroll-related accruals	91,944	105,089
Other accrued liabilities	270,352	207,944
Accrued expenses and other current liabilities	$477,366	$398,079

Advertising
Advertising costs are expensed when incurred and are included in selling, general and administrative expenses in the Consolidated Statements of Operations and were $160 million, $143 million, and $134 million during 2019, 2018, and 2017, respectively.
Radio Conversion Costs
During 2018, the Company completed a program to replace 2G cellular technology used in many of its security systems. The providers of 3G and Code-Division Multiple Access (“CDMA”) cellular networks have notified the Company that they will be retiring their 3G and CDMA networks during 2022. Accordingly, during 2019 the Company commenced a program to replace the 3G and CMDA cellular equipment used in many of its security systems. The Company estimates the range of costs for this replacement program at $200 million to $325 million through 2022, and the Company expects to incur $100 million to $150 million during 2020. This range is net of any revenue the Company collects from customers associated with these radio replacements and cellular network conversions. The Company seeks to minimize these costs by converting customers during routine service visits whenever possible. The replacement program and pace of replacement are subject to change and may be influenced by cost-sharing opportunities with suppliers, carriers, and customers as well as new and innovative technologies.
Radio conversion costs are included in selling, general and administrative expenses in the Consolidated Statements of Operations. The Company incurred $30 million, $5 million, and $12 million of radio conversion costs during 2019, 2018, and 2017, respectively.
Merger, Restructuring, Integration, and Other
Merger, restructuring, integration, and other represents certain direct and incremental costs resulting from acquisitions made by the Company, integration costs as a result of those acquisitions, costs related to the Company’s restructuring efforts, as well as fair value remeasurements and impairment charges on certain strategic investments.
Other Income
Other income was not material during 2019. During 2018, other income primarily included $22 million of licensing fees as well as a gain of $7.5 million from the sale of equity in a third-party that the Company received as part of a non-recurring settlement. During 2017, other income primarily included foreign currency transaction gains of $24 million from the conversion of intercompany loans that are denominated in Canadian dollars.

Concentration of Credit Risks
The majority of the Company’s cash and cash equivalents and restricted cash and cash equivalents are held at major financial institutions. Certain account balances exceed the Federal Deposit Insurance Corporation insurance limits of $250,000 per account, as a result, there is a concentration of credit risk related to amounts in excess of the insurance limits. The Company regularly monitors the financial stability of these financial institutions and believes that there is no exposure to any significant credit risk in cash and cash equivalents and restricted cash and cash equivalents.
The Company’s risk due to the concentration of credit risk associated with accounts receivable is limited due to the significant size of the Company’s customer base.
Fair Value of Financial Instruments
The Company’s financial instruments primarily consist of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable, debt, and derivative financial instruments. Due to their short-term and/or liquid nature, the fair values of cash, restricted cash, accounts receivable, and accounts payable approximate their respective carrying amounts.
Cash Equivalents - Included in cash and cash equivalents are investments in money market mutual funds. The Company had no cash equivalents as of December 31, 2019. Cash equivalents totaled $221 million as of December 31, 2018. These investments are classified as Level 1 fair value measurements, which represent unadjusted quoted prices in active markets for identical assets or liabilities.
Long-Term Debt Instruments - The fair values of the Company’s debt instruments were determined using broker-quoted market prices, which are considered Level 2 fair value measurements, which represent prices based on quoted prices for similar assets or liabilities as well as other observable market data. The carrying amount of debt outstanding, if any, under the Company’s revolving credit facility approximates fair value as interest rates on these borrowings approximate current market rates and are considered Level 2 inputs.
The carrying amount and fair value of the Company’s long-term debt instruments that are subject to fair value disclosures as of December 31, 2019 and 2018 were as follows:

	December 31, 2019		December 31, 2018
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt instruments, excluding finance lease obligations	$9,617,491	$10,177,751	$9,952,385	$9,828,274

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
Guarantees
In the normal course of business, the Company is liable for contract completion and product performance. The Company does not believe such obligations will materially affect its financial position, results of operations, or cash flows. The Company had no material guarantees other than in standby letters of credit related to its insurance programs. The Company’s guarantees totaled $47 million and $54 million as of December 31, 2019 and 2018, respectively.
Recently Adopted Accounting Pronouncements
Lease Accounting
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
Upon transition to the guidance as of the date of adoption, the Company recognized operating lease liabilities in the Consolidated Balance Sheet, with a corresponding amount of right-of-use assets, net of amounts reclassified from other assets and liabilities that are required to be presented as a component of operating lease liabilities or right-of-use assets. Refer to Note 3 “Leases” for further discussion regarding the amount of operating lease liabilities and right-of-use assets recognized as of the date of adoption. Further, the adoption did not have a material effect on the Consolidated Statements of Operations or Cash Flows.
The net impact of the adoption to the line items in the Consolidated Balance Sheet was as follows:

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

Recently Issued Accounting Pronouncements
Measurement of Credit Losses on Financial Instruments
ASU 2016-13, Measurement of Credit Losses on Financial Instruments, and related amendments, introduces new guidance which makes substantive changes to the accounting for credit losses. This guidance introduces the current expected credit losses (“CECL”) model which applies to financial assets subject to credit losses and measured at amortized cost, as well as certain off-balance sheet credit exposures. The CECL model requires an entity to estimate credit losses expected over the life of an exposure, considering information about historical events, current conditions, and reasonable and supportable forecasts and is generally expected to result in earlier recognition of credit losses. The Company will adopt this guidance in the first quarter of 2020 with the cumulative effect of adoption as an adjustment to retained earnings, if any. The Company is currently evaluating the impact of this guidance.
Cloud Computing Arrangement Costs
ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is classified as a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company will adopt this guidance prospectively to all implementation costs incurred starting in the first quarter of 2020. The Company is currently evaluating the impact of this guidance.
2. Revenue
The Company generates revenue primarily through contractual monthly recurring fees received for monitoring and related services provided to customers. In transactions in which the Company provides monitoring and related services but retains ownership of the security system, the Company’s performance obligations primarily include monitoring, related services (such as maintenance agreements), and a material right associated with the non-refundable fees received in connection with the initiation of a monitoring contract (referred to as deferred subscriber acquisition revenue) that the customer will not need to pay upon a renewal of the contract. The portion of the transaction price associated with monitoring and related services revenue is recognized when the services are provided to the customer and is reflected in monitoring and related services revenue in the Consolidated Statements of Operations.
Deferred subscriber acquisition revenue is deferred and recorded as deferred subscriber acquisition revenue in the Consolidated Balance Sheets upon initiation of a monitoring contract. Deferred subscriber acquisition revenue is amortized on a pooled basis into installation and other revenue in the Consolidated Statements of Operations over the estimated life of the customer relationship using an accelerated method consistent with the amortization of subscriber system assets and deferred subscriber acquisition costs associated with the transaction. Amortization of deferred subscriber acquisition revenue was $107 million, $79 million, and $46 million in 2019, 2018, and 2017, respectively.
In transactions involving a security system that is sold outright to the customer, the Company’s performance obligations generally include monitoring, related services, and the sale and installation of the security system. For such arrangements, the Company allocates a portion of the transaction price to each performance obligation based on a relative standalone selling price. Revenue associated with the sale and installation of a security system is recognized either at a point in time or over time based upon the nature of the transaction and contractual terms and is reflected in installation and other revenue in the Consolidated Statements of Operations. Revenue associated with monitoring and related services is recognized as those services are provided and is reflected in monitoring and related services revenue in the Consolidated Statements of Operations.
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
The following table sets forth the Company’s revenue disaggregated by source under the current guidance:

	Years Ended December 31,
(in thousands)	2019	2018
Monitoring and related services	$4,307,582	$4,109,939
Installation and other	818,075	471,734
Total revenue	$5,125,657	$4,581,673

On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers, and related amendments, which established a single comprehensive model to account for revenue arising from contracts with customers. The Company adopted this new standard and its related amendments using the modified retrospective transition method, whereby the cumulative effect of initially applying the new standard was recognized as an adjustment to the opening balance of stockholders’ equity. Results for reporting periods beginning on or after January 1, 2018 are presented under this new standard, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period.

The largest impact from the new standard relates to the timing of recognition of certain incremental selling costs associated with acquiring new customers. Under the new standard, certain costs previously amortized over the initial contract term are now amortized over the estimated life of a customer relationship using an accelerated method over 15 years. To a lesser extent, the adoption of the new standard impacted the identification of performance obligations and the allocation of transaction price to those performance obligations for certain sales of security systems sold outright to customers.
As of January 1, 2018, due to the cumulative impact of adopting this new standard, the Company recorded a net increase to the opening balance of stockholders’ equity of $34 million, which is net of tax of $12 million. The impact from the adoption of the new revenue standard on the Company’s consolidated financial statements was not material during 2018.
3. Leases
Company as Lessor
The Company is a lessor in certain transactions in which the Company provides monitoring and related services but retains ownership of the security system as the Company has identified a lease component associated with the right-of-use of the security system and a non-lease component associated with monitoring and related services. For transactions in which the timing and pattern of transfer is the same for the lease and non-lease components, and the lease component would be classified as an operating lease if accounted for separately, the Company applies the practical expedient to aggregate the lease and non-lease components and accounts for the combined component based upon its predominant characteristic, which is the non-lease component. As a result, the Company accounts for the combined component as a single performance obligation under the applicable revenue guidance and the underlying assets are reflected within subscriber system assets, net in the Consolidated Balance Sheets.

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
The following table presents the amounts reported in the Company’s Consolidated Balance Sheets related to operating and finance leases as of the presented periods:

Leases (in thousands)	Classification	December 31, 2019	January 1, 2019
Assets
Current
Operating	Prepaid expenses and other current assets	$1,191	$1,642
Non-current
Operating	Other assets	122,464	125,936
Finance	Property and equipment, net(a)	66,001	38,181
Total right-of-use assets		$189,656	$165,759
Liabilities
Current
Operating	Accrued expenses and other current liabilities	$29,745	$30,357
Finance	Current maturities of long-term debt	26,949	18,343
Non-current
Operating	Other liabilities	99,999	99,168
Finance	Long-term debt	47,835	31,568
Total lease liabilities		$204,528	$179,436
_________________

(a)	Finance right-of-use assets are recorded net of accumulated depreciation of approximately $44 million and $32 million as of December 31, 2019 and January 1, 2019, respectively.

The following is a summary of the Company’s lease cost for the presented period:

Lease Cost (in thousands)	For the Year Ended December 31, 2019
Operating lease cost	$58,579
Finance lease cost
Amortization of right-of-use assets	22,957
Interest on lease liabilities	3,770
Variable lease costs	48,325
Total lease cost	$133,631

The following is a summary of the cash flows and supplemental information associated with the Company’s leases for the presented period:

Other information (in thousands)	For the Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$57,212
Operating cash flows from finance leases	3,770
Financing cash flows from finance leases	24,918
Right-of-use assets obtained in exchange for new:
Operating lease liabilities	51,909
Finance lease liabilities	52,611

The following is a summary of the weighted-average lease term and discount rate for operating and finance leases as of the presented period:

Lease Term and Discount Rate	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	5.0
Finance leases	3.0
Weighted-average discount rate
Operating leases	6.1%
Finance leases	5.0%

The following is a maturity analysis related to the Company’s operating and finance leases as of December 31, 2019:

Maturity of Lease Liabilities (in thousands)	Operating Leases	Finance Leases
2020	$33,164	$28,528
2021	33,115	25,137
2022	30,127	19,704
2023	24,471	6,669
2024	12,325	342
Thereafter	17,664	10
Total lease payments	$150,866	$80,390
Less interest	21,122	5,606
Total	$129,744	$74,784

4. Acquisitions and Disposition
From time to time, the Company may pursue business acquisitions that either strategically fit with the Company’s existing core business or expand the Company’s products and services in new and attractive adjacent markets.
The Company accounts for business acquisitions under the acquisition method of accounting. The assets acquired and liabilities assumed in connection with business acquisitions are recorded at the date of acquisition at their estimated fair values, with any excess of the purchase price over the estimated fair values of the net assets acquired recorded as goodwill. Significant judgment is required in estimating the fair value of assets acquired and liabilities assumed and in assigning their respective useful lives. Accordingly, the Company may engage third-party valuation specialists to assist in these determinations. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management, but are inherently uncertain.
The consolidated financial statements reflect the results of operations of an acquired business starting from the effective date of the acquisition. Expenses related to business acquisitions are recognized as incurred and are included in merger, restructuring, integration, and other in the Consolidated Statements of Operations and were not material during 2019, 2018, and 2017.
Red Hawk Acquisition
On December 3, 2018, the Company acquired all of the issued and outstanding capital stock of Fire & Security Holdings, LLC (“Red Hawk Fire & Security”) (the “Red Hawk Acquisition”), a leader in commercial fire, life safety, and security services, for total consideration of approximately $316 million, which included the assumption of finance lease liabilities of $16 million, and cash paid of approximately $299 million, net of cash acquired. The Company funded the Red Hawk Acquisition from a combination of debt financing and cash on hand. This acquisition accelerated the Company's growth in the commercial security market and expanded the Company’s product portfolio with the introduction of commercial fire safety related solutions.
The following table summarizes the purchase price allocation of the estimated fair values of the net assets acquired and liabilities assumed as reflected in the consolidated financial statements as of the date of acquisition:

Fair value of assets acquired and liabilities assumed (in thousands):
Cash	$1,257
Accounts receivable trade	71,122
Inventories	20,246
Prepaid expenses and other current assets	4,353
Property and equipment	22,330
Goodwill	122,128
Contracts and related customer relationships	110,300
Other definite-lived intangible assets	10,620
Other assets	780
Accounts payable	(14,883)
Deferred revenue	(16,173)
Accrued expenses and other current liabilities	(13,679)
Other liabilities	(2,175)
Finance lease liabilities	(15,657)
Total consideration transferred	$300,569

The purchase price allocation reflects the fair value estimates based on management analysis, including work performed by third-party valuation specialists. The acquired contracts and related customer relationships are amortized on a straight-line basis over 10 to 15 years while the acquired other definite-lived intangible assets are amortized on a straight-line basis up to 5 years. The Company recorded approximately $122 million of goodwill, the majority of which is deductible for tax purposes, which reflects the strategic value of Red Hawk Fire & Security's earnings growth potential to the Company. Additionally, the Company allocated the goodwill recognized as a result of the Red Hawk Acquisition to the Red Hawk Fire & Security reporting unit. Red Hawk Fire & Security's impact on the Company’s Consolidated Statements of Operations during 2018 and pro forma results for 2018 and 2017 is not material.

Other Acquisitions
During 2019, the Company paid $109 million, net of cash acquired, related to business acquisitions, which resulted in the recognition of $47 million of goodwill and $39 million of contracts and related customer relationships.
During 2018, in addition to the Red Hawk Acquisition, the Company paid $49 million, net of cash acquired, related to business acquisitions, which resulted in the recognition of $24 million of goodwill and $20 million of contracts and related customer relationships.
During 2017, the Company paid $64 million, net of cash acquired, related to business acquisitions, which resulted in the recognition of $37 million of goodwill and $21 million of contracts and related customer relationships.
The impact of these business acquisitions on the Company’s Consolidated Statements of Operations during the year of acquisition and pro forma results is not material.
Defenders Acquisition
In January 2020, the Company acquired Defender Holdings, Inc. (“Defenders”) (the “Defenders Acquisition”), which represented the acquisition of the Company’s largest independent dealer, for (a) a contractually stated base cash price of $260 million, which was partially funded by a revolving credit facility, and (b) approximately 16 million shares of the Company’s common stock. As a result of the acquisition, Defenders became a wholly-owned subsidiary of the Company.
Disposition of Canadian Operations
In November 2019, the Company sold ADT Security Services Canada, Inc. (“ADT Canada”) to TELUS Corporation (“TELUS”) for a selling price of $519 million (CAD $683 million), a portion of which was placed in escrow and remains subject to certain post-closing purchase price adjustments. In connection with the sale of ADT Canada, the Company and TELUS entered into a transition services agreement whereby the Company will provide certain post-closing services to TELUS related to the business of ADT Canada. Additionally, the Company and TELUS entered into a non-competition and non-solicitation agreement pursuant to which the Company will not have any operations in Canada, subject to limited exceptions for cross-border commercial customers and mobile safety applications, for a period of seven years. Finally, the Company and TELUS entered into a patent and trademark license agreement granting the usage of the Company’s trademarks and patents in Canada to TELUS for a period of seven years.
The sale of ADT Canada did not represent a strategic shift that would have a major effect on the Company’s operations and financial results, and therefore, did not meet the criteria to be reported as discontinued operations.
During 2019, the Company recorded a loss on sale of business of $62 million related to the sale of ADT Canada, which includes the reclassification of foreign currency translation from AOCI of approximately $39 million. During 2019, the Company received $496 million of proceeds, net of cash sold of approximately $6 million, related to the sale of ADT Canada, which is reflected in cash flows from investing activities in the Consolidated Statement of Cash Flows. The Company allocated approximately $10 million of proceeds to the patent and trademark license agreement, which is reflected in cash flows from operating activities in the Consolidated Statement of Cash Flows.
The following represents ADT Canada’s loss before income taxes for the periods presented:

	Years Ended December 31,
(in thousands)	2019	2018	2017
Loss before income taxes	$(39,326)	$(91,760)	$(3,170)

5. Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill are as follows:

	Years Ended December 31,
(in thousands)	2019	2018
Beginning balance	$5,081,887	$5,070,586
Acquisitions	47,196	116,110
Goodwill impairment	(45,482)	(87,962)
Disposition	(161,652)	—
Currency translation and other	37,709	(16,847)
Ending balance	$4,959,658	$5,081,887

As a result of the sale of ADT Canada, the Company had no accumulated goodwill impairment losses as of December 31, 2019. As of December 31, 2018, accumulated goodwill impairment losses totaled $88 million. There were no material measurement period adjustments to purchase price allocations during 2019 or 2018.
Other Intangible Assets
The gross carrying amounts, accumulated amortization, and net carrying amounts of the Company’s other intangible assets as of December 31, 2019 and 2018 were as follows:

	December 31, 2019			December 31, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Contracts and related customer relationships	$7,889,864	$(3,798,319)	$4,091,545	$7,568,456	$(2,816,079)	$4,752,377
Dealer relationships	1,518,020	(299,459)	1,218,561	1,598,916	(230,511)	1,368,405
Other	210,775	(184,236)	26,539	210,802	(176,390)	34,412
Total definite-lived intangible assets	9,618,659	(4,282,014)	5,336,645	9,378,174	(3,222,980)	6,155,194
Indefinite-lived intangible assets:
Trade name	1,333,000	—	1,333,000	1,333,000	—	1,333,000
Intangible assets	$10,951,659	$(4,282,014)	$6,669,645	$10,711,174	$(3,222,980)	$7,488,194

Definite-Lived Intangible Assets
Definite-lived intangible assets relate to customer relationships, dealer relationships, and other definite-lived intangible assets that originated from business acquisitions as well as contracts with customers purchased under the ADT Authorized Dealer Program or from other third parties.
Customer relationships, which primarily originated from the Formation Transactions and the ADT Acquisition, are amortized over a period of up to 20 years based on management estimates about the amounts and timing of estimated future revenue from customer accounts and average customer account life that existed at the time of the related business acquisition. Dealer relationships originated from the Formation Transactions and the ADT Acquisition and are primarily amortized over 19 years based on management estimates about the longevity of the underlying dealer network and the attrition of those respective dealers that existed at the time of the related business acquisition. Other definite-lived intangible assets are amortized over a period of up to 10 years on a straight-line basis.
The Company maintains a network of agreements with third-party independent alarm dealers who sell alarm equipment and ADT Authorized Dealer-branded monitoring and interactive services to end users (the “ADT Authorized Dealer Program”). The dealers in this program generate new end-user contracts with customers which the Company has the right, but not the obligation, to purchase from the dealer. Purchases of contracts with customers under the ADT Authorized Dealer Program, or from other third parties, are considered asset acquisitions and are recorded at their contractually determined purchase price. The Company may charge back the purchase price of any end-user contract if the contract is canceled during the charge-back period, which is generally twelve to fifteen months from the date of purchase. The Company records the amount of the charge back as a reduction to the purchase price.

The Company paid $670 million, $694 million, and $653 million for contracts with customers under the ADT Authorized Dealer Program and from other third parties during 2019, 2018, and 2017, respectively.
Purchases of contracts with customers under the ADT Authorized Dealer Program, or from other third parties, are accounted for on a pooled basis based on the month and year of acquisition. The Company amortizes its pooled contracts with customers using an accelerated method over the estimated life of the customer relationship, which is 15 years. The accelerated method for amortizing these contracts utilizes an average declining balance rate of approximately 300% and converts to straight-line methodology when the resulting amortization charge is greater than that from the accelerated method, resulting in an average amortization of approximately 65% of the pool within the first five years, 25% within the second five years, and 10% within the final five years.
The changes in the net carrying amount of contracts and related customer relationships were as follows:

	Years Ended December 31,
(in thousands)	2019	2018
Beginning balance	$4,752,377	$4,999,028
Acquisition of customer relationships	38,529	152,263
Customer contract additions, net of dealer charge-backs	669,424	697,410
Amortization	(1,146,191)	(1,076,057)
Disposition	(208,688)	—
Currency translation and other	(13,906)	(20,267)
Ending balance	$4,091,545	$4,752,377

The weighted-average amortization period for contracts and related customer relationships purchased under the ADT Authorized Dealer Program and from other third parties was 15 years in 2019 and 2018.
Amortization expense for definite-lived intangible assets for the periods presented was as follows:

	Years Ended December 31,
(in thousands)	2019	2018	2017
Definite-lived intangible asset amortization expense	$1,238,064	$1,206,536	$1,164,283

The estimated aggregate amortization expense over the next five years for definite-lived intangible assets is expected to be as follows:

(in thousands)
2020	$1,185,815
2021	$1,056,295
2022	$692,671
2023	$344,437
2024	$277,689

Indefinite-Lived Intangible Assets
The Company’s indefinite-lived intangible assets as of December 31, 2019 and 2018 are solely comprised of $1.3 billion related to the ADT trade name acquired as part of the ADT Acquisition.
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

Goodwill
Under a qualitative approach, the impairment test for goodwill consists of an assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying amount. If the Company elects to bypass the qualitative assessment for any reporting unit, or if a qualitative assessment indicates it is more-likely-than-not that the estimated carrying amount of a reporting unit exceeds its fair value, the Company proceeds to a quantitative approach.
Under a quantitative approach, the Company estimates the fair value of a reporting unit and compares it to its carrying amount. If the carrying amount exceeds fair value, an impairment loss is recognized in an amount equal to that excess. The fair value of a reporting unit is determined using the income approach, which discounts projected cash flows using market participant assumptions. The income approach includes significant assumptions including, but not limited to, forecasted revenue, operating profit margins, operating expenses, cash flows, perpetual growth rates, and long-term discount rates. The resulting fair value under a quantitative approach is sensitive to changes in the underlying assumptions. In developing these assumptions, management relies on various factors including operating results, business plans, economic projections, anticipated future cash flows, and other market data. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying judgments and factors and ultimately impact the estimated fair value determinations may include such items as a prolonged downturn in the business environment, changes in economic conditions that significantly differ from management assumptions in timing or degree, volatility in equity and debt markets resulting in higher discount rates, and unexpected regulatory changes. As a result, there are inherent uncertainties related to these judgments and factors in applying them to the goodwill impairment test.
In connection with the sale of ADT Canada, the Company quantitatively tested the goodwill associated with the Canada reporting unit for impairment as of September 30, 2019. Based on the result of the test, which considered the selling price for ADT Canada, the Company recorded a goodwill impairment loss of $45 million related to the Canada reporting unit during 2019. During 2018, the Company recorded a goodwill impairment loss of $88 million due to the underperformance of the Canada reporting unit relative to expectations as part of the annual goodwill impairment test.
Additionally, as of October 1, 2019, the Company quantitatively tested the goodwill associated with the U.S. and Red Hawk Fire & Security reporting units. Based on the results of the tests, the Company did not record any impairment losses associated with the U.S and Red Hawk Fire & Security reporting units.
Indefinite-Lived Intangible Assets
Under a qualitative approach, the impairment test for an indefinite-lived intangible asset consists of an assessment of whether it is more-likely-than-not that an asset’s fair value is less than its carrying amount. If the Company elects to bypass the qualitative assessment for any indefinite-lived intangible asset, or if a qualitative assessment indicates it is more-likely-than-not that the estimated carrying amount of such asset exceeds its fair value, the Company proceeds to a quantitative approach.
Under a quantitative approach, the Company estimates the fair value of an asset and compares it to its carrying amount. If the carrying amount exceeds fair value, an impairment loss is recognized in an amount equal to that excess. The fair value of an indefinite-lived intangible asset is determined based on the nature of the underlying asset. The Company’s only indefinite-lived intangible asset is the ADT trade name. The fair value of the ADT trade name is determined under a relief from royalty method, which is an income approach that estimates the cost savings that accrue to the Company that it would otherwise have to pay in the form of royalties or license fees on revenue earned through the use of the asset. The utilization of the relief from royalty method requires the Company to make significant assumptions including revenue growth rates, the implied royalty rate, and the discount rate.
As of October 1, 2019, the Company quantitatively tested the ADT trade name for impairment. Based on the results of the test, the Company did not record an impairment loss associated with the ADT trade name.

6. Debt
Debt as of December 31, 2019 and 2018 was comprised of the following:

(in thousands)					Balance as of December 31,
Debt Description	Issued	Maturity	Interest Rate	Interest Payable	2019	2018
First Lien Term B-1 Loan	5/2/2016	5/2/2022	Adj. LIBOR +2.75%	Quarterly	$—	$3,924,438
First Lien Term Loan due 2026	9/23/2019	9/23/2026	Adj. LIBOR +3.25%	Quarterly	3,102,225	—
Prime Notes	5/2/2016	5/15/2023	9.250%	5/15 and 11/15	1,246,000	2,546,000
First Lien Notes due 2024	4/4/2019	4/15/2024	5.250%	2/15 and 8/15	750,000	—
First Lien Notes due 2026	4/4/2019	4/15/2026	5.750%	3/15 and 9/15	1,350,000	—
ADT Notes due 2020	12/18/2014	3/15/2020	5.250%	3/15 and 9/15	—	300,000
ADT Notes due 2021	10/1/2013	10/15/2021	6.250%	4/15 and 10/15	1,000,000	1,000,000
ADT Notes due 2022	7/5/2012	7/15/2022	3.500%	1/15 and 7/15	1,000,000	1,000,000
ADT Notes due 2023	1/14/2013	6/15/2023	4.125%	6/15 and 12/15	700,000	700,000
ADT Notes due 2032	5/2/2016	7/15/2032	4.875%	1/15 and 7/15	728,016	728,016
ADT Notes due 2042	7/5/2012	7/15/2042	4.875%	1/15 and 7/15	21,896	21,896
Finance lease obligations	N/A	N/A	N/A	N/A	74,784	49,911
Less: Unamortized debt discount, net					(26,840)	(19,642)
Less: Unamortized deferred financing costs					(58,075)	(42,840)
Less: Unamortized purchase accounting fair value adjustment and other					(195,731)	(205,483)
Total debt					9,692,275	10,002,296
Less: Current maturities of long-term debt					(58,049)	(58,184)
Long-term debt					$9,634,226	$9,944,112
__________________
N/A—Not applicable
First Lien Credit Agreement
Concurrently with the consummation of the Formation Transactions, the Company entered into a first lien credit agreement dated as of July 1, 2015 (together with the subsequent amendments and restatements described below, the “First Lien Credit Agreement”), which included a term loan facility with an initial aggregate principal amount of $1.1 billion maturing on July 1, 2021 (the “First Lien Term B Loan”) and a first lien revolving credit facility with an aggregate commitment of up to $95 million and maturing on July 1, 2020 (the “2020 Revolving Credit Facility”).
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
The First Lien Credit Agreement has been amended and restated since origination with significant terms of each amendment and restatement as follows:
Amendment and Restatement dated as of May 2, 2016
In May 2016, the Company borrowed an incremental first lien term loan in an aggregate principal amount of $1.6 billion and maturing on May 2, 2022 (the “First Lien Term B-1 Loan”). The interest rate for the First Lien Term B-1 Loan was originally calculated as either (a) Adjusted LIBOR with a floor of 1.00% or (b) the Base Rate, plus an applicable margin of 4.50% for Adjusted LIBOR loans and 3.50% for Base Rate loans (subsequently reduced following amendments and restatements of the First Lien Credit Agreement described below) and is payable on each interest payment date, at least quarterly, in arrears.

In addition, the Company entered into an incremental first lien revolving credit facility with an aggregate commitment of up to $255 million and maturing on May 2, 2021 (the “2021 Revolving Credit Facility”) (collectively, with the 2020 Revolving Credit Facility, the “Revolving Credit Facilities”).
Additionally, the applicable margins utilized for the First Lien Term B Loan and the 2020 Revolving Credit Facility were increased from 4.00% to 4.50% for Adjusted LIBOR loans and from 3.00% to 3.50% for Base Rate loans.
Finally, The ADT Corporation and its domestic subsidiaries were added as guarantors under the First Lien Credit Agreement.
Amendment and Restatement dated as of June 23, 2016
In June 2016, the Company borrowed an incremental aggregate principal amount of $125 million of the First Lien Term B-1 Loan. The proceeds were used to pay down a portion of the outstanding principal balance of a second lien term loan on July 1, 2016. In addition, the Company reallocated an aggregate principal amount of $172 million from the First Lien Term B Loan to the First Lien Term B-1 Loan.
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
Amendment and Restatement dated as of December 28, 2016
In December 2016, the Company allocated the remaining outstanding principal amount of $916 million from the First Lien Term B Loan to the First Lien Term B-1 Loan.
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

Amendment and Restatement dated as of February 13, 2017
In February 2017, the Company borrowed an incremental aggregate principal amount of $800 million of the First Lien Term B-1 Loan. In addition, certain covenants under the First Lien Credit Agreement governing restricted payments were amended to permit the Company to fund one or more distributions to the Company’s equity holders and Ultimate Parent in an aggregate amount not to exceed $795 million. The net proceeds from the incremental borrowing, together with cash on hand, were used to fund a special dividend of $750 million to common stockholders and to pay related fees and expenses of $45 million.

Amendment and Restatement dated as of June 29, 2017
In June 2017, the applicable margin utilized in the calculation of interest for the First Lien Term B-1 Loan decreased from 3.25% to 2.75% for Adjusted LIBOR loans and 2.25% to 1.75% for Base Rate loans, and the applicable margin with respect to borrowings under the Revolving Credit Facilities remained at 4.50% for Adjusted LIBOR loans and 3.50% for Base Rate loans, in each case, subject to adjustment pursuant to a leverage-based pricing grid.
Amendment and Restatement dated as of March 16, 2018
In March 2018, the Revolving Credit Facilities were replaced with a first lien revolving credit facility with an aggregate commitment of up to $350 million maturing on March 16, 2023, subject to the repayment, extension, or refinancing with longer maturity debt of certain of the Company’s other indebtedness (the “First Lien Revolving Credit Facility”). Borrowings under the First Lien Revolving Credit Facility bear interest at a rate equal to, at the Company’s option, either (a) Adjusted LIBOR or (b) the Base Rate, plus the applicable margin of 2.75% for Adjusted LIBOR loans and 1.75% for Base Rate loans. The applicable margin for borrowings under the First Lien Revolving Credit Facility is subject to one step-down based on a certain specified net first lien leverage ratio.

In addition, the amendment required the Company to pay a commitment fee between 0.375% and 0.50% (determined based on a net first lien leverage ratio) with respect to the unused commitments under the First Lien Revolving Credit Facility.

Amendment and Restatement dated as of December 3, 2018
In December 2018, the Company borrowed an incremental aggregate principal amount of $425 million of the First Lien Term B-1 Loan. The Company used part of the proceeds and available cash on hand to fund the Red Hawk Acquisition. The remainder of the proceeds were used to fund the $300 million partial redemption of aggregate principal amount of the Prime Notes (as defined below) and pay the associated fees in February 2019.
Amendment and Restatement dated as of March 15, 2019 (effective April 4, 2019)
In April 2019, and in connection with a $500 million repayment of the First Lien Term B-1 Loan, the Company amended and restated the First Lien Credit Agreement to, among other things, (a) authorize the redemption of the outstanding principal amount of Prime Notes (as defined below), (b) authorize the incurrence of the First Lien Notes due 2024 (as defined below) and First Lien Notes due 2026 (as defined below) by amending the Net First Lien Leverage Ratio for the incurrence of pari passu indebtedness to 3.20 to 1.00 (from 2.35 to 1.00), (c) provide for $300 million of additional incremental pari passu debt capacity, and (d) increase the borrowing capacity under the First Lien Revolving Credit Facility by an additional $50 million, which replaced the Mizuho Bank Revolving Credit Facility (as defined below). The Company incurred approximately $17 million in deferred financing costs in connection with this amendment and restatement.
Amendment and Restatement dated as of September 23, 2019
In September 2019, and in connection with an approximately $300 million repayment of the First Lien Term B-1 Loan, the Company amended and restated the First Lien Credit Agreement to refinance and replace the $3.4 billion aggregate principal amount of the First Lien Term B-1 Loan with $3.1 billion aggregate principal amount of a first lien term loan due 2026 (the “First Lien Term Loan due 2026”), which was issued at a 1.00% discount, and make other changes to, among other things, provide the Company with additional flexibility to incur additional indebtedness and fund future distributions to stockholders. Deferred financing costs in connection with this amendment and restatement were not material.
The First Lien Term Loan due 2026 requires scheduled quarterly payments equal to 0.25% of the aggregate outstanding principal amount, or approximately $8 million per quarter, with the remaining balance payable at maturity. In addition, the Company is required to make annual prepayments on the outstanding First Lien Term Loan due 2026 with a percentage of the Company’s excess cash flow, as defined in the First Lien Credit Agreement, if the excess cash flow exceeds a certain specified threshold. The Company was not required to make an annual prepayment based on the Company’s excess cash flow as of December 31, 2019. The Company may make voluntary prepayments on the First Lien Term Loan due 2026 at any time prior to maturity at par, subject to a 1.00% prepayment premium in the event of certain specified events at any time during the six months after the closing date of the amendment. The First Lien Term Loan due 2026 has an interest rate calculated as, at the Company’s option, either (a) Adjusted LIBOR with a floor of 1.00% or (b) the Base Rate, plus the applicable margin of 3.25% for Adjusted LIBOR loans and 2.25% for Base Rate loans and is payable on a quarterly basis. Refer to Note 8 “Derivative Financial Instruments” for further discussion regarding interest rate swap contracts.
The Company’s obligations relating to the First Lien Credit Agreement are guaranteed, jointly and severally, on a senior secured first-priority basis, by substantially all of the Company’s domestic subsidiaries and are secured by first-priority security interests in substantially all of the assets of the Company’s domestic subsidiaries, subject to certain permitted liens and exceptions.
As of December 31, 2019 and 2018, the aggregate principal amount outstanding under the First Lien Credit Agreement was $3.1 billion and $3.9 billion, respectively. In addition, the Company had $400 million and $350 million in available borrowing capacity under the First Lien Revolving Credit Facility as of December 31, 2019 and 2018, respectively.
Mizuho Bank Revolving Credit Facility
In February 2019, the Company entered into a first lien revolving credit agreement with an aggregate available commitment of up to $50 million maturing in March 2023 (the “Mizuho Bank Revolving Credit Facility”). The Mizuho Bank Revolving Credit Facility was terminated and replaced as part of the amendment and restatement to the First Lien Credit Agreement in April 2019.

Prime Notes
In connection with the ADT Acquisition, the Company completed the offering of $3.1 billion aggregate principal amount of second-priority secured notes (the “Prime Notes”). The Prime Notes are due at maturity, however, may be redeemed at the Company’s option as follows:

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

•
On or after May 15, 2019, in whole at any time or in part from time to time, at a redemption price equal to 104.625% of the principal amount of the Prime Notes redeemed and accrued and unpaid interest as of, but excluding, the redemption date. The redemption price decreases to 102.313% on or after May 15, 2020, and decreases to 100% on or after May 15, 2021.

In February 2018, the Company used approximately $649 million of the net proceeds from the IPO to voluntarily redeem $594 million aggregate principal amount of the Prime Notes and pay the related call premium. In February 2019, the Company redeemed $300 million aggregate principal amount of the outstanding Prime Notes for a total redemption price of approximately $319 million, which included the related call premium. In April 2019, the Company repurchased and cancelled an additional $1 billion aggregate principal amount of the outstanding Prime Notes for a total repurchase price of approximately $1.1 billion, which included the related call premium. The indenture underlying the outstanding $1.2 billion aggregate principal amount of Prime Notes as of December 31, 2019 was discharged in January 2020 and the Prime Notes were redeemed in February 2020.
The Company’s obligations relating to the Prime Notes are guaranteed, jointly and severally, on a senior secured second-priority basis, by substantially all of the Company’s domestic subsidiaries and are secured by second-priority security interests in substantially all of the assets of the Company’s domestic subsidiaries, subject to certain permitted liens and exceptions. Additionally, upon the occurrence of specified change of control events, the Company must offer to repurchase the Prime Notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the purchase date.
First Lien Notes due 2024 and First Lien Notes due 2026
In April 2019, the Company issued $750 million aggregate principal amount of 5.250% first-priority senior secured notes due 2024 (the “First Lien Notes due 2024”) and $750 million aggregate principal amount of 5.750% first-priority senior secured notes due 2026 (the “First Lien Notes due 2026”). The proceeds from the First Lien Notes due 2024 and the First Lien Notes due 2026, along with cash on hand and borrowings under the First Lien Revolving Credit Facility, were used to (a) repurchase $1 billion aggregate principal amount of the Prime Notes, (b) repay $500 million aggregate principal amount of the First Lien Term B-1 Loan, and (c) pay fees and expenses associated with the foregoing, including call premiums on the Prime Notes as well as accrued and unpaid interest on the repurchased Prime Notes and repaid borrowings under the First Lien Term B-1 Loan. The Company incurred approximately $25 million in deferred financing costs in connection with the issuance of the First Lien Notes due 2024 and the First Lien Notes due 2026.
In September 2019, the Company issued an additional $600 million aggregate principal amount of the First Lien Notes due 2026 at a 2% premium pursuant to and with the same terms as the underlying indenture of the First Lien Notes due 2026. The proceeds from the additional First Lien Notes due 2026, along with cash on hand, were used to (a) repay approximately $300 million aggregate principal amount of the First Lien Term B-1 Loan, (b) repurchase or redeem the outstanding $300 million aggregate principal amount of the 5.250% notes due 2020 issued by The ADT Corporation (the “ADT Notes due 2020”), and (c) pay fees and expenses associated with the foregoing, including call premiums on the ADT Notes due 2020 as well as accrued and unpaid interest on the First Lien Term B-1 Loan and the ADT Notes due 2020. The Company incurred approximately $8 million in deferred financing costs in connection with the additional borrowings.
The First Lien Notes due 2024 and the First Lien Notes due 2026 are due at maturity, and may be redeemed, in whole or in part, at any time at a make-whole premium plus accrued and unpaid interest to, but excluding, the redemption date. Additionally, upon the occurrence of specified change of control events, the Company must offer to repurchase the notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the purchase date.
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
The ADT Notes are due at maturity, and may be redeemed, in whole at any time or in part from time to time, at a redemption price equal to the principal amount of the notes to be redeemed, plus a make-whole premium, plus accrued and unpaid interest as of, but excluding, the redemption date. Additionally, upon the occurrence of specified change of control events, the Company must offer to repurchase the ADT Notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the purchase date.
Debt Covenants
The First Lien Credit Agreement and indentures associated with the borrowings above contain certain covenants and restrictions that limit the Company’s ability to, among other things: (a) incur additional debt or issue certain preferred equity interests; (b) create liens on certain assets; (c) make certain loans or investments (including acquisitions); (d) pay dividends on or make distributions in respect of the capital stock or make other restricted payments; (e) consolidate, merge, sell, or otherwise dispose of all or substantially all of the Company’s assets; (f) sell assets; (g) enter into certain transactions with affiliates; (h) enter into sale-leaseback transactions; (i) restrict dividends from the Company’s subsidiaries or restrict liens; (j) change the Company’s fiscal year; and (k) modify the terms of certain debt or organizational agreements. In addition, the First Lien Credit Agreement and indentures associated with the borrowings above also provide for customary events of default.
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
Loss on Extinguishment of Debt
Loss on extinguishment of debt includes the payment of call and redemption premiums, the write-off of unamortized deferred financing costs and discounts, and certain other expenses associated with extinguishment of debt. During 2019, loss on extinguishment of debt totaled $104 million and included (a) $22 million associated with the call premium and partial write-off of unamortized deferred financing costs in connection with the $300 million partial redemption of the Prime Notes in February 2019, (b) $61 million associated with the call premium and partial write-off of unamortized deferred financing costs in connection with the $1 billion partial repayment and cancellation of the Prime Notes in April 2019, (c) $6 million associated with the partial write-off of unamortized deferred financing costs and discount in connection with the $500 million repayment of the First Lien Term B-1 Loan in April 2019, and (d) $13 million associated with the partial write-off of unamortized deferred financing costs and discount in connection with the amendment and restatement to the First Lien Credit Agreement in September 2019. During 2018, loss on extinguishment of debt included $62 million primarily associated with the partial redemption of the Prime Notes in February 2018. During 2017, loss on extinguishment of debt was not material.
During 2019, additional fees and costs associated with financing transactions were $23 million and related primarily to the amendment and restatement of the Company’s First Lien Credit Agreement in September 2019. During 2018, similar fees were $9 million and related to the amendments and restatements of the Company’s First Lien Credit Agreement. During 2017, similar fees were $64 million, of which $45 million related to the payment of a special dividend to common stockholders, and the remainder related to the amendments and restatements to the Company’s First Lien Credit Agreement.

Other
As of December 31, 2019, the aggregate annual maturities of debt, including finance lease obligations, are as follows:

(in thousands)
2020	$59,628
2021	1,056,237
2022	1,050,804
2023	1,983,769
2024	781,442
Thereafter	5,046,647
Total maturities of debt	9,978,527
Less: Unamortized debt discount, net	(26,840)
Less: Unamortized deferred financing costs	(58,075)
Less: Unamortized purchase accounting fair value adjustment and other	(195,731)
Less: Amount representing interest on finance leases	(5,606)
Total debt	9,692,275
Less: Current maturities of long-term debt	(58,049)
Long-term debt	$9,634,226

Interest expense on the Company’s debt and interest rate swap contracts was $623 million, $620 million, and $645 million during 2019, 2018, and 2017, respectively.
Subsequent Event: Debt Refinancing
In January 2020, the Company issued $1.3 billion aggregate principal amount of 6.250% second-priority senior secured notes due 2028 (the “Second Lien Notes due 2028”). The proceeds from the Second Lien Notes due 2028, along with cash on hand and borrowings under the First Lien Revolving Credit Facility, were used to redeem the outstanding $1.2 billion aggregate principal amount of Prime Notes and pay any related fees and expenses, including the call premium on the Prime Notes.
The Second Lien Notes due 2028 will mature on January 15, 2028 with semi-annual interest payment dates of January 15 and July 15, and may be redeemed at the Company’s option as follows:

•
Prior to January 15, 2023, in whole at any time or in part from time to time, (a) at a redemption price equal to 100% of the principal amount of the Second Lien Notes due 2028 redeemed, plus a make-whole premium and accrued and unpaid interest as of, but excluding, the redemption date or (b) for up to 40% of the original aggregate principal amount of the Second Lien Notes due 2028 and in an aggregate amount equal to the net cash proceeds of any equity offerings, at a redemption price equal to 106.250%, plus accrued and unpaid interest, so long as at least 50% of the original aggregate principal amount of the Second Lien Notes due 2028 shall remain outstanding after each such redemption.

•
On or after January 15, 2023, in whole at any time or in part from time to time, at a redemption price equal to 103.125% of the principal amount of the Second Lien Notes due 2028 redeemed and accrued and unpaid interest as of, but excluding, the redemption date. The redemption price decreases to 101.563% on or after January 15, 2024 and decreases to 100% on or after January 15, 2025.

The Company’s obligations relating to the Second Lien Notes due 2028 are guaranteed, jointly and severally, on a senior secured second-priority basis, by substantially all of the Company’s domestic subsidiaries and are secured by second-priority security interests in substantially all of the assets of the Company’s domestic subsidiaries, subject to certain permitted liens and exceptions. Additionally, upon the occurrence of specified change of control events, the Company must offer to repurchase the Second Lien Notes due 2028 at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the purchase date. The Second Lien Notes due 2028 also provide for customary events of default.

Subsequent Event: Securitization Financing Agreement
In March 2020, the Company entered into a receivables financing agreement that permits securitization financing of up to $200 million and matures on March 5, 2021, subject to extension (the “Securitization Financing Agreement”). The Securitization Financing Agreement provides the Company with an opportunity to obtain financing from the sale of certain installment receivables.
The Company will sell or contribute the installment receivables to the Company’s wholly-owned consolidated bankruptcy-remote special purpose entity (the “SPE”), and the SPE will obtain financing backed by the installment receivables. The SPE is a separate legal entity with its own creditors who will be entitled, prior to and upon the liquidation of the SPE, to be satisfied out of the SPE’s assets prior to any assets in the SPE becoming available to the Company. Accordingly, the assets of the SPE are not available to pay creditors of the Company (other than the SPE), although collections from these receivables in excess of amounts required to repay the SPE’s creditors may be remitted to the Company during and after the term of the Securitization Financing Agreement.
7. Mandatorily Redeemable Preferred Securities
In May 2016, and in connection with the ADT Acquisition, the Company issued 750,000 shares of mandatorily redeemable preferred securities at a stated value of $1,000 per share and par value of $0.01 per share, and Ultimate Parent issued warrants to Koch Industries, Inc. (the” Koch Investor”) for an aggregate amount of $750 million. The Company allocated $659 million to the mandatorily redeemable preferred securities and reflected this amount net of issuance costs of $27 million, as a liability in the Consolidated Balance Sheet as these securities had a mandatory redemption feature that required repayment at 100% of the stated value, adjusted for any declared but unpaid dividends, in May 2030 . The Company allocated the remaining $91 million in proceeds to the related warrants, which was contributed by Ultimate Parent in the form of common equity to the Company, net of $4 million in issuance costs.
In July 2018, the Company redeemed in full the original stated value of $750 million of the mandatorily redeemable preferred securities for total consideration of approximately $949 million, which included approximately $103 million related to the redemption premium and tax reimbursements, as well as $96 million related to the accumulated dividend obligation. The redemption was funded with proceeds from the IPO and cash on hand. As a result of this redemption, the Company recognized a loss on extinguishment of debt of $213 million in 2018 associated with the payment of the redemption premium, including tax reimbursements, and the write-off of unamortized discount and deferred financing costs.
Prior to redemption, the mandatorily redeemable preferred securities accrued and accumulated preferential cumulative dividends in arrears on their then current stated value. In the event that dividends for any quarter were not paid in cash, they would be added to the then current stated value of the mandatorily redeemable preferred securities. Beginning in the third quarter of 2017, in lieu of declaring and paying the dividend obligation on the mandatorily redeemable preferred securities, the Company elected to increase the accumulated stated value of such securities. Prior to redemption, the reported balance of mandatorily redeemable preferred securities on the Consolidated Balance Sheet reflected approximately $96 million associated with the related dividend obligation, of which approximately $51 million related to 2018 and $45 million related to 2017. The Company paid $41 million related to the dividend obligation during the first half of 2017. The quarterly dividend obligation on these securities was reflected in interest expense, net in the Consolidated Statements of Operations and totaled $51 million and $86 million during 2018 and 2017, respectively.
8. Derivative Financial Instruments
The Company's derivative financial instruments primarily consist of LIBOR-based interest rate swap contracts, which were entered into with the objective of managing exposure to variability in interest rates on the Company's debt. All interest rate swap contracts are reported in the Consolidated Balance Sheets at fair value. For the interest rate swap contracts that are not designated as hedges, the change in fair value is recognized in interest expense, net in the Consolidated Statements of Operations. For the interest rate swap contracts that are designated as cash flow hedges, the change in fair value is recognized as a component of AOCI in the Consolidated Balance Sheets and is reclassified into interest expense, net in the same period in which the related interest on debt affects earnings.
As of December 31, 2018, the Company had interest rate swap contracts with an aggregate notional amount of $3.5 billion, of which $2.5 billion were designated as cash flow hedges, with maturities through April 2020 and April 2022. During January and February 2019, the Company entered into additional interest rate swap contracts, which were designated as cash flow hedges, with an aggregate notional amount of $725 million and a maturity of April 2022. In October 2019, the Company terminated interest rate swap contracts with an aggregate notional amount of $3.8 billion, of which $2.8 billion were designated as cash flow hedges, and concurrently entered into new LIBOR-based interest rate swap contracts, which were designated as cash flow hedges, with an aggregate notional amount of $2.8 billion and maturity of September 2026. The new interest rate swap terms represent a blend of the current interest rate environment and the unfavorable positions of the terminated interest rate swap contracts, which resulted in a significant financing element at inception of the new cash flow hedges due to off-market terms.
The termination and execution of the interest rate swap contracts occurred in connection with the modification of the Company’s First Lien Credit Agreement in September 2019, which refinanced and replaced $3.4 billion of variable-rate debt due in May 2022 with $3.1 billion of variable-rate debt due in September 2026. As a result, the amount of the unfavorable positions recognized as a component of AOCI related to the terminated cash flow hedges will be reclassified into interest expense, net in the same period in which the related interest on variable-rate debt affects earnings through the original maturity date of the cash flow hedges of April 2022. The change in fair value of the new cash flow hedges will be recognized as a component of AOCI and reclassified into interest expense, net in the same period in which the related interest on variable-rate debt affects earnings. Finally, as a result of the significant financing element at inception of the new cash flow hedges, the related cash flows are reflected in cash flows from financing activities in the Consolidated Statements of Cash Flows.
Below is a summary of the Company’s interest rate swap contracts as of December 31, 2019 (in thousands):

Execution	Maturity	Designation	Notional Amount
January 2019	April 2022	Not designated	$125,000
February 2019	April 2022	Not designated	100,000
February 2019	April 2022	Cash flow hedge	200,000
October 2019	September 2026	Cash flow hedge	2,800,000
Total notional amount			$3,225,000

All interest rate swap contracts designated as cash flow hedges were highly effective as of December 31, 2019.
The fair value of the Company’s interest rate swap contracts and related classification in the Consolidated Balance Sheets for the periods presented were as follows:

(in thousands)	December 31, 2019	December 31, 2018
Assets
Prepaid expenses and other current assets	$—	$6,525
Other assets	—	1,236

Liabilities
Accrued expenses and other current liabilities	15,334	1,989
Other liabilities	68,884	26,040
Fair value of interest rate swaps	$84,218	$20,268

The Company’s interest rate swap contracts did not have a material impact to the Consolidated Statements of Operations or the Consolidated Statements of Cash Flows during 2019, 2018, and 2017.
9. Equity

The Company has a single class of common stock in which stockholders are entitled to one vote for each share of common stock. In January 2018, the Company completed an IPO in which the Company issued and sold 105,000,000 shares of common stock at an IPO price of $14.00 per share. The Company received net proceeds of $1.4 billion from the sale of its shares in the IPO after deducting underwriting discounts, commissions, and offering expenses.
Dividends
Stockholders are entitled to receive dividends when, as, and if declared by the Company’s board of directors out of funds legally available for that purpose.
In February 2019, the Company approved a dividend reinvestment plan (the “DRIP”), which allows stockholders to designate all or a portion of the cash dividends on their shares of common stock for reinvestment in additional shares of the Company’s common stock. The number of shares issued is determined based on the volume weighted average closing price per share of the Company’s common stock for the five trading days preceding the dividend payment and adjusted for any discounts, as applicable. The DRIP will terminate upon the earlier of (a) February 27, 2021 and (b) the date upon which an aggregate of 18,750,000 shares of common stock have been issued pursuant to the DRIP. When dividends are declared, the Company records a liability for the full amount of the dividends. When dividends are settled, the Company reduces the liability and records an increase in common stock par value and additional paid-in capital for the portion of dividends settled in shares of common stock under the DRIP.

The Company’s board of directors declared the following cash dividends on common stock in 2019 and 2018:

Declared Date	Dividend per Share	Record Date	Payment Date
March 15, 2018	$0.035	March 26, 2018	April 5, 2018
May 9, 2018	$0.035	June 25, 2018	July 10, 2018
August 8, 2018	$0.035	September 18, 2018	October 2, 2018
November 7, 2018	$0.035	December 14, 2018	January 4, 2019
March 11, 2019	$0.035	April 2, 2019	April 12, 2019
May 7, 2019	$0.035	June 11, 2019	July 2, 2019
August 6, 2019	$0.035	September 11, 2019	October 2, 2019
November 12, 2019	$0.700	December 13, 2019	December 23, 2019
November 12, 2019	$0.035	December 13, 2019	January 3, 2020

During 2019, the Company declared dividends of $633 million (or $0.84 per share), which includes a special dividend of $0.70 per share. For the dividends declared during 2019, approximately $538 million represents the portion of the dividends settled in cash and $68 million represents the portion of the dividends settled in shares of common stock, which resulted in the issuance of 11 million shares of common stock, during 2019.
Apollo has elected to discontinue participation in the DRIP with respect to dividends on the Company’s common stock subsequent to the October 2, 2019 dividend payment.
During 2018, the Company declared dividends of $107 million (or $0.14 per share), of which $79 million was paid during 2018. During 2017, the Company declared and paid a special dividend of $750 million (or $1.17 per share).
On March 5, 2020, the Company announced a dividend of $0.035 per share to common stockholders of record on March 19, 2020, which will be distributed on April 2, 2020.
Share Repurchase Program
In February 2019, the Company approved a share repurchase program (the “Repurchase Program”), which permits the Company to repurchase up to $150 million of the Company’s shares of common stock through February 27, 2021. The Company repurchased shares of common stock pursuant to one or more trading plans adopted in accordance with Securities Exchange Act Rule 10b5‐1, in privately negotiated transactions, in open market transactions, or pursuant to an accelerated share repurchase program. The Repurchase Program was conducted in accordance with Securities Exchange Act Rule 10b-18.
During 2019, the Company repurchased 24 million shares of common stock for approximately $150 million under the Repurchase Program and as of December 31, 2019, the Company had $132 thousand remaining in the Repurchase Program. All of the shares repurchased were treated as retirements and reduced the number of shares issued and outstanding. In addition, the Company recorded the excess of the purchase price over the par value per share as a reduction to additional paid-in capital.
Accumulated Other Comprehensive Loss
The following table summarizes the changes in AOCI:

(in thousands)	Cash Flow Hedges	Foreign Currency Translation	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance as of December 31, 2016	$—	$(30,663)	$2,156	$(28,507)
Pre-tax current period change	—	25,889	1,115	27,004
Income tax expense	—	(2,169)	(335)	(2,504)
Balance as of December 31, 2017	—	(6,943)	2,936	(4,007)
Pre-tax current period change	(28,030)	(51,502)	(2,478)	(82,010)
Income tax benefit	6,746	6,846	646	14,238
Balance as of December 31, 2018	(21,284)	(51,599)	1,104	(71,779)
Pre-tax current period change	(52,093)	59,541	(247)	7,201
Income tax benefit (expense)	13,990	(7,942)	154	6,202
Balance as of December 31, 2019	$(59,387)	$—	$1,011	$(58,376)

During 2019, the Company reclassified $39 million and $4 million of AOCI related to foreign currency translation to loss on sale of business and income tax benefit, respectively, in the Consolidated Statement of Operations as a result of the sale of ADT Canada.

There were no other material reclassifications out of AOCI during 2019, 2018, and 2017.
10. Share-Based Compensation
The Company grants share-based compensation awards to participants under the 2016 Equity Incentive Plan (the “2016 Plan”) and the 2018 Omnibus Incentive Plan (the “2018 Plan”). Prior to the IPO, Class B Unit awards (“Class B Units”) were issued to certain participants by Ultimate Parent. Share-based compensation expense is included in selling, general and administrative expenses in the Consolidated Statements of Operations and totaled $86 million, $135 million, and $11 million during 2019, 2018, and 2017, respectively.
2016 Plan
During 2016, the Company approved the 2016 Plan, which authorizes the issuance of no more than approximately 42 million of common shares by the exercise or vesting of granted awards (generally stock options). During 2018, the Company amended the 2016 Plan to reduce the number of authorized common shares to be issued under the 2016 Plan to approximately 5 million. The option awards issued under the 2016 Plan are subject to service-based and performance-based vesting conditions, with half of the options issued subject to ratable service-based vesting over a five-year period and the other half subject to vesting based on the achievement of certain investment return thresholds by Apollo. The Company records share-based compensation expense on options subject to service-based vesting, and subsequent to the consummation of the IPO, on options subject to vesting based upon the achievement of certain investment return thresholds by Apollo. The Company does not expect to issue additional share-based compensation awards under the 2016 Plan.
Unrecognized share-based compensation expense as of December 31, 2019 and share-based compensation expense during 2019, 2018, and 2017 for awards granted under the 2016 Plan were not material.
Class B Units
Ultimate Parent authorized the issuance of a total of 25 million Class B Units, which represented the right to share a portion of the value appreciation on the initial member capital contribution. Prior to the redemption of the Class B Units in connection with the IPO as discussed below, the Class B Units were subject to service-based and performance-based vesting conditions, with half of the Class B Units issued subject to ratable service-based vesting over a five-year period (the “Class B Unit Service Tranche”), and the other half subject to the achievement of certain investment return thresholds by Apollo (the “Class B Unit Performance Tranche”). The fair value of the Class B Units was measured at the grant date and was recognized as share-based compensation expense over the requisite service period. The Company did not record any share-based compensation expense related to the Class B Unit Performance Tranche as the achievement of certain vesting conditions was not deemed probable.
The grant date fair values of the Class B Units were determined using a Black-Scholes valuation approach with the following assumptions:

Year Ended December 31,
2017
Risk-free interest rate	1.07% - 1.61%
Expected exercise term (years)	1.20 - 4.00
Expected dividend yield	—%
Expected volatility	45% - 50%

The weighted-average grant date fair value per share of Class B Units granted during 2017 was $4.07.
Share-based compensation expense associated with the Class B Unit Service Tranche was $9 million during 2017. Prior to redemption in connection with the IPO, the share-based compensation expense associated with the Class B Units was not material during 2018.
Class B Unit Redemption
In connection with the IPO, each holder of Class B Units in Ultimate Parent had his or her entire Class B interest in Ultimate Parent redeemed for the number of shares of the Company’s common stock (the “Distributed Shares”) that would have been distributed to such holder under the terms of Ultimate Parent’s operating agreement in a hypothetical liquidation on the date and price of the IPO (the “Class B Unit Redemption”). All vesting conditions for the Distributed Shares are the same as the vesting conditions that existed under the terms of the Class B Units. The Distributed Shares also have certain other restrictions pursuant to the terms and conditions of the Company’s Amended and Restated Management Investor Rights Agreement (the “MIRA”). Furthermore, as part of the Class B Unit Redemption, each holder received both vested and unvested Distributed Shares in the same proportion as the holder’s vested and unvested Class B Units held immediately prior to the IPO. As a result of the Class B Unit Redemption, holders of Class B Units received a total of 20.6 million shares of the Company’s common stock (17.8 million of which were unvested at the time of redemption). Of the Distributed Shares issued upon the Class B Unit Redemption, 50% were subject to the vesting conditions that existed for the Class B Unit Service Tranche (the “Distributed Shares Service Tranche”) and 50% were subject to the vesting conditions that existed for the Class B Unit Performance Tranche (the “Distributed Shares Performance Tranche”).
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
The Class B Unit Redemption resulted in weighted-average fair values of $14.00 and $12.97 for the Distributed Shares Service Tranche and the Distributed Shares Performance Tranche, respectively. The fair values also incorporate the estimated impact of post-vesting selling restrictions pursuant to the MIRA. In connection with the Class B Unit Redemption, the Company began recording share-based compensation expense on the Distributed Shares Performance Tranche on a straight-line basis over the derived service period of approximately three years from the IPO date, as the vesting conditions were deemed probable following the consummation of the IPO. For the Distributed Shares Service Tranche, incremental compensation expense recorded as a result of the modification was not material. Additionally, the IPO triggered an acceleration of vesting of the unvested shares in the Distributed Shares Service Tranche, causing such Distributed Shares to become fully vested six months from the date of the IPO, which occurred in July 2018.
The following table summarizes activity related to the Distributed Shares during 2019:

	Performance Tranche
	Number of Distributed Shares	Weighted-Average Grant Fair Value
Unvested as of December 31, 2018	10,207,118	$11.95
Granted	—	—
Vested	—	—
Forfeited	(218,536)	12.97
Unvested as of December 31, 2019	9,988,582	$13.11

Share-based compensation expense associated with the Distributed Shares Service Tranche was $28 million during 2018. Share-based compensation expense associated with the Distributed Shares Performance Tranche was $47 million and $46 million during 2019 and 2018, respectively.
As of December 31, 2019, unrecognized compensation cost related to the Distributed Shares Performance Tranche was $41 million, which will be recognized over a period of 1.7 years.
2018 Plan
In January 2018, the Company approved the 2018 Plan, which became effective upon consummation of the IPO. The 2018 Plan authorizes the issuance of no more than approximately 38 million shares by the exercise or vesting of granted awards (generally stock options and restricted stock units (“RSUs”)). During 2019, the Company amended the 2018 Plan to increase the number of authorized common shares to be issued under the 2018 Plan to approximately 88 million shares. Awards issued under the 2018 Plan include retirement provisions which allow awards to continue to vest in accordance with the granted terms in its entirety or on a pro-rata basis when a participant reaches retirement eligibility, as long as 12 months of service have been provided since the date of grant. Accordingly, share-based compensation expense for service-based awards is recognized on a straight-line basis over the vesting period, or on an accelerated basis for retirement-eligible participants where applicable. The Company accounts for forfeitures as they occur.
Under the terms of the 2018 Plan, RSUs are entitled to dividend equivalent units (“DEUs”), which are granted as additional RSUs and are subject to the same vesting and forfeiture conditions as the underlying RSUs. DEUs are charged against accumulated deficit when dividends are paid.
The 2018 Plan’s provisions allow for adjustments to the exercise price of options upon the occurrence of certain events, such as changes in capital or operating structure. On December 23, 2019, the Company paid a special dividend of $0.70 per share. The exercise price of all options granted under the 2018 Plan were adjusted downward by $0.70 in accordance with plan provisions
The Company satisfies the exercise of options and the vesting of RSUs through the issuance of authorized but previously unissued common shares.
Top-up Options
In connection with the Class B Unit Redemption, the Company granted 12.7 million options to holders of Class B Units (“Top-up Options”). The Top-up Options have an exercise price equal to the initial public offering price per share of the Company’s common stock, as adjusted in accordance with 2018 Plan provisions, and a contractual term of ten years from the grant date. Similar to the vesting conditions outlined above for the Distributed Shares, the Top-up Options contain a tranche subject to service-based vesting (the “Top-up Options Service Tranche”) and a tranche subject to vesting based upon the achievement of certain investment return thresholds by Apollo (the “Top-up Options Performance Tranche”). Recipients of the Top-up Options received both vested and unvested Top-up Options in the same proportion as the vested and unvested Class B Units held immediately prior to the IPO and Class B Unit Redemption. These vesting conditions are the same vesting conditions as those attributable to the Distributed Shares, including the condition that accelerated vesting of the unvested options in the Top-up Options Service Tranche, causing such options to become fully vested six months from the date of the IPO, which occurred in July 2018. Any shares of the Company’s common stock acquired upon exercise of the Top-up Options will be subject to the terms of the MIRA.
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
The following table summarizes activity related to the Top-up Options granted under the 2018 Plan during 2019:

	Service Tranche		Performance Tranche
	Number of Top-up Options	Weighted-Average Exercise Price	Number of Top-up Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value(a)	Weighted-Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2018	6,226,729	$14.00	6,331,835	$14.00
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(252,360)	14.00	(166,689)	14.00
Outstanding as of December 31, 2019	5,974,369	$13.30	6,165,146	$13.30	—	8.0
Exercisable as of December 31, 2019	5,974,369	$13.30	—	$—	—	8.0
________________________

(a)	The intrinsic value represents the amount by which the fair value of the Company’s stock exceeds the option exercise price as of December 31, 2019.

Share-based compensation expense associated with the Top-up Options Service Tranche was $32 million during 2018. Share-based compensation expense associated with the Top-up Options Performance Tranche was $11 million and $11 million during 2019 and 2018, respectively.
As of December 31, 2019, unrecognized compensation cost related to the Top-up Options Performance Tranche was $7 million, which will be recognized over a period of 0.9 years.
Options
Options granted under the 2018 Plan are primarily service-based awards that vest over a three-year period from the date of grant, have an exercise price equal to the closing price per share of the Company’s common stock on the date of grant, as adjusted in accordance with 2018 Plan provisions, and have a contractual term of ten years from the date of grant.
The grant date fair values of options granted under the 2018 Plan were determined using the Black-Scholes valuation approach with the following assumptions:

	Years Ended December 31,
	2019	2018
Risk-free interest rate	1.58% - 2.51%	2.52% - 2.85%
Expected exercise term (years)	6.0 - 6.5	6.5
Expected dividend yield	2.0% - 2.7%	1.0% - 2.1%
Expected volatility	41% - 42%	30% - 39%

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
The weighted-average grant date fair values of all options granted during 2019 and 2018 were $2.20 and $3.92, respectively.
The following table summarizes activity related to options granted under the 2018 Plan during 2019:

	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value(a)	Weighted-Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2018	4,785,989	$12.19
Granted	12,455,310	6.42
Exercised	(4,750)	6.18
Forfeited	(724,962)	8.91
Outstanding as of December 31, 2019	16,511,587	$7.28	$26,812	9.0
Exercisable as of December 31, 2019	62,370	$7.32	$101	0.9
________________________

(a)	The intrinsic value represents the amount by which the fair value of the Company’s stock exceeds the option exercise price as of December 31, 2019. Amounts are presented in thousands.
Share-based compensation expense associated with the options granted under the 2018 Plan was $12 million and $7 million during 2019 and 2018, respectively. The cash flow and the intrinsic value of options exercised were not material.
As of December 31, 2019, unrecognized compensation cost related to options granted under the 2018 Plan was $26 million, which will be recognized over a period of 2.4 years.
Restricted Stock Units
RSUs granted under the 2018 Plan are primarily service-based awards that vest over a three-year period from the date of grant and have a fair value equal to the closing price per share of the Company’s common stock on the date of grant.

The following table summarizes activity related to RSUs (including DEUs) granted under the 2018 Plan during 2019:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2018	1,523,298	$11.28
Granted	6,058,136	6.58
Vested	(103,633)	7.86
Forfeited	(218,715)	7.94
Unvested as of December 31, 2019	7,259,086	7.51

Share-based compensation expense associated with the RSUs granted under the 2018 Plan was $14 million and $6 million during 2019 and 2018, respectively. The total intrinsic value of RSUs that vested and converted to common shares was not material.
As of December 31, 2019, unrecognized compensation cost related to RSUs granted under the 2018 Plan was $31 million, which will be recognized over a period of 2.4 years.
Subsequent Event: 2018 Plan Grants
During the first quarter of 2020, the Company granted approximately 7 million RSUs under the 2018 Plan as part of the annual grant of awards to employees. These RSUs are service-based awards with a three-year graded vesting period from the date of grant.
In addition, the Company made a special grant of approximately 4 million RSUs under the 2018 Plan. These RSUs are service-based awards with a three-year graded vesting period from the date of grant. The Company also made a special grant of approximately 8 million options under the 2018 Plan. These options are service-based awards with a three-year graded vesting period from the date of grant, an exercise price equal to the closing price per share of the Company’s common stock on the date of grant, and a contractual term of ten years from the grant date.
11. Net (Loss) Income per Share
Basic net (loss) income per share is computed by dividing net (loss) income available to common shares by the weighted-average number of common shares outstanding during the period. Diluted net (loss) income per share is computed by dividing net (loss) income available to common shares by the diluted weighted-average number of common shares outstanding during the period, which reflects the dilutive effect of potential common shares using the treasury stock method.
For purposes of the diluted net loss per share computation, all potential common shares that would be dilutive were excluded because their effect would be anti-dilutive due to the net loss available to common shares. As a result, basic net loss per share is equal to diluted net loss per share for each net loss period presented.
Share-based compensation awards with service conditions of approximately 27 million and 15 million were excluded from the computations of diluted net (loss) income per share as such awards were anti-dilutive during 2019 and 2018, respectively. There were no material dilutive share-based compensation awards with service conditions during 2017. In addition, shared-based compensation awards with performance conditions of approximately 22 million, 19 million, and 2 million were excluded from the computations of diluted net (loss) income per share as the performance conditions on these awards were not met during 2019, 2018, and 2017, respectively.

The computations of basic and diluted net (loss) income per share for the periods presented are as follows:

	Years Ended December 31,
(in thousands, except per share amounts)	2019	2018	2017
Numerator:
Net (loss) income	$(424,150)	$(609,155)	$342,627
Denominator:
Basic weighted-average shares outstanding	747,238	747,710	641,074
Dilutive effect of stock options	—	—	—
Diluted weighted-average shares outstanding	747,238	747,710	641,074

Net (loss) income per share:
Basic	$(0.57)	$(0.81)	$0.53
Diluted	$(0.57)	$(0.81)	$0.53

12. Income Taxes
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the temporary differences between the recognition of revenue and expenses for income tax and financial reporting purposes and between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. The Company records the effect of a tax rate or law change on the Company’s deferred tax assets and liabilities in the period of enactment.
The Company’s federal income tax accounts are determined on a consolidated return basis for U.S. entities and on a standalone basis for Canadian entities. In addition, the Company is subject to a tax sharing agreement for pre-2013 tax years. Refer to Note 14 “Commitments and Contingencies” for further discussion.
Tax Cuts and Jobs Act
In December 2017, the “Tax Cuts and Jobs Act” (“Tax Reform”) was signed into law. Tax Reform, among other things, reduced the U.S. federal corporate income tax rate from 35% to 21%, imposed a mandatory one-time tax on accumulated earnings of foreign subsidiaries, imposed significant limitations on the deductibility of interest, allowed for the full expensing of capital expenditures, and put into effect the migration from a “worldwide” system of taxation to a modified territorial system.
Significant components of loss before income taxes for the periods presented were as follows:

	Years Ended December 31,
(in thousands)	2019	2018	2017
United States	$(422,674)	$(510,251)	$(386,894)
Foreign	(99,518)	(122,367)	(34,792)
Loss before income taxes	$(522,192)	$(632,618)	$(421,686)

Significant components of income tax benefit for periods presented were as follows:

	Years Ended December 31,
(in thousands)	2019	2018	2017
Current:
Federal	$(2,503)	$(837)	$(3,924)
State	(14,501)	(6,511)	2,980
Foreign	(2,843)	3,473	(11,426)
Current income tax expense	(19,847)	(3,875)	(12,370)

Deferred:
Federal	89,495	23,872	767,901
State	24,924	(4,401)	(8,176)
Foreign	3,470	7,867	16,958
Deferred income tax benefit	117,889	27,338	776,683
Income tax benefit	$98,042	$23,463	$764,313

The reconciliations between the actual effective tax rate on continuing operations and the statutory U.S. federal income tax rate for periods presented were as follows:

	Years Ended December 31,
	2019	2018	2017
Statutory federal tax rate	21.0%	21.0%	35.0%
Statutory state tax rate, net of federal benefits	1.4%	1.4%	1.2%
Non-U.S. net earnings	0.7%	0.8%	(0.3)%
Non-deductible and non-taxable charges	0.5%	(10.3)%	(11.3)%
Valuation allowance	(9.4)%	1.0%	(2.1)%
Unrecognized tax benefits	0.2%	(0.9)%	(1.9)%
Tax Reform	—%	—%	163.7%
Non-deductible share-based compensation	(0.3)%	(5.8)%	(0.8)%
Prior year tax return adjustments	(0.6)%	3.8%	(0.3)%
Legislative changes	(1.2)%	(3.2)%	(1.2)%
Non-deductible goodwill impairment	(2.3)%	(3.7)%	—%
Amended returns	1.9%	—%	—%
Net capital losses from sale of business	6.8%	—%	—%
Other	0.1%	(0.4)%	(0.7)%
Effective tax rate	18.8%	3.7%	181.3%

The components of the Company's net deferred income tax liabilities as of December 31, 2019 and 2018 were as follows:

(in thousands)	December 31, 2019	December 31, 2018
Deferred tax assets:
Accrued liabilities and reserves	$109,000	$79,609
Tax loss and credit carryforwards	669,777	745,976
Disallowed interest carryforward	136,029	55,552
Postretirement benefits	10,096	10,564
Deferred revenue	107,617	104,211
Other	78,913	29,307
Total deferred tax assets	1,111,432	1,025,219
Valuation allowance	(56,841)	(9,558)
Deferred tax assets, net of valuation allowance	$1,054,591	$1,015,661

Deferred tax liabilities:
Subscriber system assets	$(709,908)	$(639,359)
Intangible assets	(1,427,221)	(1,652,640)
Other	(81,934)	(63,789)
Total deferred tax liabilities	(2,219,063)	(2,355,788)
Net deferred tax liabilities	$(1,164,472)	$(1,340,127)

The valuation allowance for deferred tax assets relates to the uncertainty of the utilization of certain U.S. federal and state deferred tax assets. In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence, which include its past operating results, the existence of cumulative losses in the most recent years, and its forecast of future taxable income. In estimating future taxable income, the Company develops assumptions related to the amount of future pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates the Company is using to manage its underlying businesses. The Company believes that it is more-likely-than-not that it will generate sufficient future taxable income to realize the tax benefits of the remaining deferred tax assets, which primarily relate to net operating loss (“NOL”) carryforwards.
As of December 31, 2019, the Company had approximately $2.5 billion of U.S. federal NOL carryforwards with expiration periods between 2020 and 2037. Although future utilization will depend on the Company’s actual profitability and the result of income tax audits, the Company anticipates that the majority of its U.S federal NOL carryforwards will be fully utilized prior to expiration. Most of the Company’s U.S. federal NOL carryforwards are subject to limitation due to “ownership changes,” which have occurred under Internal Revenue Code (“IRC”) Section 382. The Company does not, however, expect that this limitation will impact its ability to utilize the U.S. federal NOL carryforwards. A valuation allowance has been recorded against the portion of the Company’s U.S. federal NOL carryforwards that is not expected to be utilized prior to expiration or due to limitations.
In connection with the sale of ADT Canada during 2019, the Company generated net capital loss carryforwards in both the U.S. and Canada. The Company does not anticipate the net capital loss carryforwards will be utilized prior to expiration, as such, the Company recorded a full valuation allowance against such net capital loss carryforwards, which represents the majority of the Company’s valuation allowance as of December 31, 2019.
Additionally, Tax Reform introduced IRC Section 163(j), which limits the deductibility of interest expense and allows for the excess to be carried forward indefinitely. As of December 31, 2019, the Company has not recorded a valuation allowance against the disallowed interest carryforward as the Company believes it has sufficient sources of future taxable income to realize the related tax benefit.
Unrecognized Tax Benefits
The Company recognizes positions taken or expected to be taken in a tax return in the consolidated financial statements when it is more-likely-than-not (i.e., a likelihood of more than 50%) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit with greater than 50% likelihood of being realized upon ultimate settlement. The Company records liabilities for positions that have been taken but do not meet the more-likely-than-not recognition threshold. The Company adjusts the liabilities for unrecognized tax benefits in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a change to the estimated liabilities. The Company includes interest and penalties associated with unrecognized tax benefits as income tax expense and as a component of the recorded balance of unrecognized tax benefits, which is reflected in other liabilities or net of related tax loss carryforwards in the Consolidated Balance Sheets. Interest and penalties associated with unrecognized tax benefits are not material to the Company's consolidated financial statements for the periods presented.
As of December 31, 2019 and 2018, the Company had unrecognized tax benefits, exclusive of interest and penalties, of $65 million and $80 million, respectively. The following is a rollforward of unrecognized tax benefits for the periods presented:

	Years Ended December 31,
(in thousands)	2019	2018	2017
Beginning balance	$80,201	$71,330	$101,550
Gross increase related to prior year tax positions	5,666	17,738	70,040
Gross decrease related to prior year tax positions	(5,237)	(1,977)	(42,883)
Increases related to current year tax positions	1,000	228	—
Increases related to acquisitions	1,145	—	—
Decreases related to dispositions	(14,043)	—	—
Decrease related to settlements with taxing authorities	(3,717)	(3,662)	(38,488)
Decreases related to lapse of statute of limitation	(460)	(2,178)	—
Other changes not impacting the statement of operations	562	(1,278)	8,137
Change in rate due to U.S. Tax Reform	—	—	(27,026)
Ending balance	$65,117	$80,201	$71,330

During 2019, the net decrease in unrecognized tax benefits primarily related to the decrease of unrecognized tax benefits as a result of the sale of ADT Canada. The Company’s unrecognized tax benefits relate to tax years that are subject to audit by the taxing authorities in the U.S. federal, state and local, and foreign jurisdictions. Based on the current tax statutes and status of its income tax audits, the Company does not expect any significant portion of its remaining unrecognized tax benefits to be resolved in the next twelve months.
The Company files income tax returns in the U.S. and Canada, and as a matter of course, the income tax returns are subject to audit by the taxing authorities. These audits may culminate in proposed assessments which may ultimately result in a change to the estimated income taxes. The following is a summary of open tax years by jurisdiction:

Jurisdiction	Years Open to Audit
Federal	2016 - 2018
State	2010 - 2018
Canada	2016 - 2018

13. Retirement Plans
Defined Contribution Plans
The Company maintains qualified defined contribution plans, which include 401(k) matching programs in the U.S., as well as similar matching programs in Canada prior to the sale of ADT Canada. Expense for the defined contribution plans is computed as a percentage of participants’ compensation and was $34 million, $28 million, and $29 million during 2019, 2018, and 2017, respectively.
Multi-employer Plans
As a result of the Red Hawk Acquisition, the Company participates in certain multi-employer union pension plans, which provide benefits for a group of the Company’s unionized employees. The Company does not believe these multi-employer plans, including the Company’s required contributions and any underfunding liabilities under such plans, are material to the Company’s consolidated financial statements.
Defined Benefit Plans
The Company provides a defined benefit pension plan and certain other postretirement benefits to certain employees. These plans are frozen and are not material to the Company’s consolidated financial statements. As of December 31, 2019 and 2018, the fair values of pension plan assets were $72 million and $61 million, respectively, and the fair values of projected benefit obligations were $91 million and $85 million, respectively. As a result, the plans were underfunded by approximately $18 million and $24 million as of December 31, 2019 and 2018, respectively, and were recorded as a net liability in the Consolidated Balance Sheets. Net periodic benefit cost associated with these plans was not material during 2019, 2018, and 2017.
Deferred Compensation Plan
The Company maintains a non-qualified supplemental savings and retirement plan, which permits eligible employees to defer a portion of their compensation. Deferred compensation liabilities were $21 million and $17 million as of December 31, 2019 and 2018, respectively, and were recorded in other liabilities in the Consolidates Balance Sheets. Deferred compensation expense was not material during 2019, 2018, and 2017.
14. Commitments and Contingencies
Purchase Obligations
The following table provides a schedule of commitments related to agreements to purchase certain goods and services, including purchase orders, entered into in the ordinary course of business as of December 31, 2019 (in thousands):

2020	$188,619
2021	59,697
2022	41,834
2023	6,525
2024	5,185
Thereafter	637
Total	$302,497

In May 2017, the Company entered into an agreement with one of its suppliers for the purchase of certain security system equipment and components. Based on certain milestones in the agreement, the Company could potentially be required to make purchases in aggregate of up to $150 million over a multi-year period. As of December 31, 2019, the Company does not have any purchase obligation under this agreement and does not anticipate the contractual milestones will be met.
Legal Proceedings
The Company is subject to various claims and lawsuits in the ordinary course of business, which include contractual disputes; worker’s compensation; employment matters; product, general and auto liability claims; claims that the Company has infringed on the intellectual property rights of others; claims related to alleged security system failures; and consumer and employment class actions. The Company is also subject to regulatory and governmental examinations, information requests and subpoenas, inquiries, investigations, and threatened legal actions and proceedings. In connection with such formal and informal inquiries, the Company receives numerous requests, subpoenas, and orders for documents, testimony, and information in connection with various aspects of its activities.
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
The Company’s accrual for ongoing claims and lawsuits not within scope of an insurance program was not material and in most cases the Company has not accrued for any losses as the ultimate outcome or the range of possible loss cannot be estimated. The Company’s accrual for ongoing claims and lawsuits within scope of an insurance program totaled $105 million and $74 million as of December 31, 2019 and 2018, respectively.
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
Wireless Encryption Litigation
The Company was subject to five class action claims regarding wireless encryption in certain ADT security systems. Jurisdictionally, three of the five cases were in Federal Court (in districts within Illinois, Arizona, and California), and both of the remaining two cases were in Florida State Court (both in Palm Beach County Circuit Court). Each of the five plaintiffs brought a claim under the respective state’s consumer fraud statute alleging that the Company made misrepresentations and material omissions in its advertising regarding the unencrypted wireless signal pathways in certain security systems monitored by the Company. The complaints in all five cases further alleged that certain security systems monitored by the Company were not secure because the wireless signal pathways were unencrypted and could be easily hacked. In January 2017, the parties agreed to settle all five class action lawsuits. The trial court granted final approval of the settlement in July 2019. Settlement checks to qualified class members were mailed in September 2019 and all five pending lawsuits have been dismissed.
Shareholder Litigation
Five substantially similar shareholder class action lawsuits related to the IPO in January 2018 were filed in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida in March, April, and May 2018 and were consolidated for discovery and trial and entitled In re ADT Inc. Shareholder Litigation. The consolidated complaint in that action asserts claims on behalf of a putative class of shareholders plaintiffs and sought to represent a class of similarly situated shareholders for alleged violations of the Securities Act of 1933, as amended (the “Securities Act”). The complaint alleges that the Company defendants violated the Securities Act because the registration statement and prospectus used to effectuate the IPO were false and misleading in that they allegedly misled investors with respect to litigation involving the Company, the Company’s efforts to protect its intellectual property, and the competitive pressures faced by the Company. A similar shareholder class action lawsuit entitled Perdomo v ADT Inc., also related to the IPO in January 2018, was filed in the U.S. District Court for the Southern District of Florida in May 2018. In September 2019, the parties reached an agreement in principle to settle both the state court and the federal court actions. In connection with the agreement, the plaintiffs in the Perdomo action voluntarily dismissed the action without prejudice. The settlement is being documented, after which the parties plan to move in state court for settlement approval and certification of a class for settlement purposes.
California Independent Contractor Litigation
In August 2017, Jabra Shuheiber filed civil litigation in Marin County Superior Court on behalf of himself and two other individuals asserting wage and hour violations against the Company. The action is entitled Jabra Shuheiber v. ADT, LLC (Case Number CV 1702912, Superior Court, Marin County). Mr. Shuheiber was the owner/operator of a sub-contractor, Maximum Protection, Inc. (“MPI”), who employed the other two plaintiffs in the litigation. In August 2018, in response to the California Supreme Court’s decision in Dynamex Operations West, Inc. v. Superior Court of Los Angeles County, counsel for Mr. Shuheiber provided the Company with a proposed amended complaint that modified the wage and hour claims such that they were brought on a class basis. The proposed class is not clearly defined but appears to be composed of two groups of individuals: 1) individual owners of sub-contractors who performed services for the sub-contractor; and 2) individuals with no ownership interest in a sub-contractor who were employed by the sub-contractor and provided services pursuant to a contract between the sub-contractor and the Company. In October 2018, the Company answered Plaintiffs First Amended Complaint and filed a Cross-Complaint against Plaintiff’s sub-contracting company for indemnification pursuant to the term of ADT’s sub-contract. In November 2019, the parties reached a settlement agreement in principle. The settlement is being documented, after which the parties plan to move for settlement approval and certification of a class for settlement purposes.
Los Angeles Alarm Permit Class Action
In June 2013, the Company was served with a class action complaint in California State Court entitled Villegas v. ADT. In this complaint, the plaintiff asserted that the Company violated certain provisions of the California Alarm Act and the Los Angeles Municipal Alarm Ordinance for its alleged failures to obtain alarm permits for its Los Angeles customers and disclose the alarm permit fee in its customer contracts. The plaintiff seeks to recover damages for putative class members who were required to pay enhanced false alarm fines as a result of the Company not obtaining a valid alarm permit at the time of alarm system installation. The case was initially dismissed by the trial court and judgment was entered in the Company’s favor in October 2014, which the plaintiff appealed. In September 2016, the California Appellate Court reversed and remanded the case back to the trial court. In November 2018, the trial court granted the plaintiff’s motion for class certification and certified four subclasses of customers who received fines from the City of Los Angeles. The parties reached a settlement agreement in principle in January 2020.

Wage and Hour Class Actions
In January 2019, John Snow, a current outside salesperson in California, filed a complaint in the United States District Court in the Central District of California alleging violations of the California Labor Code, as well as pursuant to California’s Private Attorneys’ General Act (“PAGA”). Specifically, the plaintiff alleges that he and other employees of the Company who worked as sales representatives were misclassified as exempt under the outside salesperson exemption resulting in unpaid minimum wages and overtime, a failure to provide wage compliant wage statements, and a failure to timely pay wages during employment. Plaintiff also claims he was undercompensated for necessary business expenses and was retaliated against. Plaintiff seeks to represent himself and other outside salespeople based in California for unpaid wages, unpaid business expenses, and penalties under PAGA. The parties are actively engaged in discovery with a trial set in June 2020.
In January 2020, the Company acquired Defenders, which is defending against litigation brought by Teddy Archer and seven other security advisors who claim unpaid overtime under the Fair Labor Standards Act (“FLSA”), breach of contract under state law in all states, and a violation of state wage-hour laws in California, New Jersey, New York, and Washington. The lawsuit was originally filed in March 2018 in the United States District Court for the District of Delaware. During 2018, the court conditionally certified the case as an FLSA collective action. Plaintiffs seek to represent a nationwide class for unpaid wages. The parties are actively engaged in discovery.
Tax Sharing Agreement
On September 28, 2012, Johnson Controls International plc (as successor to Tyco International Ltd., “Tyco”) distributed to its public stockholders The ADT Corporation’s common stock (“Separation from Tyco”), and The ADT Corporation became an independent public company. In connection with the Separation from Tyco, The ADT Corporation entered into a tax sharing agreement (“2012 Tax Sharing Agreement”) that governs the rights and obligations of The ADT Corporation, Tyco, and Pentair Ltd. (formerly Tyco Flow Control International, Ltd., “Pentair”) for certain pre-Separation from Tyco tax liabilities. The 2012 Tax Sharing Agreement provides that The ADT Corporation, Tyco, and Pentair will share (i) certain pre-Separation from Tyco income tax liabilities that arise from adjustments made by tax authorities to The ADT Corporation’s, Tyco’s, and Pentair’s U.S. and certain non-U.S. income tax returns, and (ii) payments required to be made by Tyco in respect of a tax sharing agreement it entered into in connection with a 2007 spinoff transaction.
Under the terms of the 2012 Tax Sharing Agreement, Tyco has the right to administer, control, and settle all U.S. income tax audits for the periods prior to and including the Separation from Tyco. As of December 31, 2019, all federal tax years through 2012 have been audited and resolved with the Internal Revenue Service. The 2010 through 2012 tax years remain subject to examination for state income tax purposes.
Amounts recorded in connection with the 2012 Tax Sharing Agreement were not material as of December 31, 2019 and for the years ended December 31, 2019, 2018, and 2017.
15. Geographic Data
Revenue by geographic area for the periods presented was as follows:

	Years Ended December 31,
(in thousands)	2019	2018	2017
United States	$4,936,121	$4,352,570	$4,076,420
Canada	189,536	229,103	239,082
Total revenue	$5,125,657	$4,581,673	$4,315,502

Revenue is attributed to individual countries based upon the operating entity that records the transaction.
As a result of the sale of ADT Canada, substantially all of the Company’s assets are located in the U.S. as of December 31, 2019. Approximately 95% of the Company’s total property and equipment, net and subscriber system assets, net were located in the U.S. as of December 31, 2018, with the remainder residing in Canada.
16. Related Party Transactions
The Company’s related party transactions primarily relate to management, consulting, and transaction advisory services provided by Apollo, as well as monitoring and related services provided to or products and services received from other entities controlled by Apollo. The following discussion is related to the Company’s significant related party transactions.

Apollo
During 2019, the Company incurred fees to Apollo of approximately $5 million related to the Company’s financing transactions. During 2017, the Company incurred fees to Apollo of approximately $20 million pursuant to a management consulting and advisory services agreement, which terminated in January 2018 upon the consummation of the IPO. There were no significant related party transactions with Apollo during 2018.
Koch Investor
Prior to the redemption of the mandatorily redeemable preferred securities, the Company was restricted from paying dividends on its common stock. During 2017, in exchange for a one-time fee of $45 million, the Koch Investor consented to the payment of a special dividend. During 2018, the Koch Investor consented to two additional payments of dividends not to exceed $77 million in the aggregate, however, the Company did not incur any fees associated with the consent.
17. Quarterly Financial Data (Unaudited)
Summarized unaudited quarterly financial data was as follows:

	For the Three Months Ended
(in thousands, except per share data)	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Total revenue	$1,243,060	$1,283,744	$1,300,570	$1,298,283
Operating income (loss)	90,436	93,137	(51,234)	64,105
Net loss	(66,470)	(104,057)	(181,630)	(71,993)
Net loss per share:
Basic	$(0.09)	$(0.14)	$(0.25)	$(0.10)
Diluted	$(0.09)	$(0.14)	$(0.25)	$(0.10)

	For the Three Months Ended
(in thousands, except per share data)	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Total revenue	$1,116,448	$1,131,459	$1,148,316	$1,185,450
Operating income	71,385	73,921	121,847	10,687
Net loss	(157,437)	(66,705)	(235,544)	(149,469)
Net loss per share:
Basic	$(0.22)	$(0.09)	$(0.31)	$(0.20)
Diluted	$(0.22)	$(0.09)	$(0.31)	$(0.20)

Revenue—Total revenue for all quarters of 2019 and the fourth quarter of 2018 include incremental revenue associated with the Red Hawk Acquisition. In addition, total revenue for the fourth quarter of 2019 was impacted by the sale of ADT Canada. Both events impact quarter over quarter and year over year comparability.
Goodwill Impairment—Operating income (loss) and net loss for the third quarter of 2019 and the fourth quarter of 2018 were impacted by the recognition of goodwill impairment losses of $45 million and $88 million, respectively, which impacts quarter over quarter and year over year comparability.
Loss on Sale of Business—Operating loss and net loss for the third quarter of 2019 were impacted by the recognition of a loss on sale of business, which impacts quarter over quarter and year over year comparability.
Loss on Extinguishment of Debt—Net loss for the first three quarters of 2019 and the first quarter and third quarter of 2018 were impacted by the recognition of loss on extinguishment of debt, which impacts quarter over quarter and year over year comparability.

18. Condensed Financial Information of Registrant
ADT INC.
(PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS
(in thousands)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$354	$8
Total current assets	354	8
Investment in subsidiaries and other assets	3,722,500	4,252,763
Total assets	$3,722,854	$4,252,771

Liabilities and stockholders' equity
Current liabilities:
Dividends payable and other current liabilities	$26,218	$26,532
Total current liabilities	26,218	26,532
Long-term debt	509,718	—
Other liabilities	2,549	1,434
Total liabilities	538,485	27,966
Total stockholders' equity	3,184,369	4,224,805
Total liabilities and stockholders' equity	$3,722,854	$4,252,771
The accompanying notes are an integral part of these condensed financial statements

ADT INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(in thousands, except per share data)

	Years Ended December 31,
	2019	2018	2017
Selling, general and administrative expenses	$(477)	$(515)	$(45,000)
Merger, restructuring, integration, and other	(130)	—	—
Operating loss	(607)	(515)	(45,000)
Loss on extinguishment of debt	—	(213,239)	—
Interest expense, net	(211)	(47,585)	(89,775)
Equity in net (loss) income of subsidiaries	(423,332)	(347,816)	451,901
(Loss) income before income taxes	(424,150)	(609,155)	317,126
Income tax benefit	—	—	25,501
Net (loss) income	(424,150)	(609,155)	342,627
Other comprehensive income (loss), net of tax	13,403	(67,772)	24,500
Comprehensive (loss) income	$(410,747)	$(676,927)	$367,127

Net (loss) income per share:
Basic	$(0.57)	$(0.81)	$0.53
Diluted	$(0.57)	$(0.81)	$0.53
Weighted-average number of shares:
Basic	747,238	747,710	641,074
Diluted	747,238	747,710	641,074
The accompanying notes are an integral part of these condensed financial statements

ADT INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(424,150)	$(609,155)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in net loss of subsidiaries	423,332	347,816
Loss on extinguishment of debt	—	213,239
Other, net	39,910	(72,932)
Net cash provided by (used in) operating activities	39,092	(121,032)
Cash flows from investing activities:
Contributions to subsidiaries	—	(648,945)
Distributions from subsidiaries	167,203	296,355
Other investing, net	(750)	—
Net cash provided by (used in) investing activities	166,453	(352,590)
Cash flows from financing activities:
Proceeds from initial public offering, net of related fees	—	1,406,019
Proceeds from long-term borrowings	509,460	—
Repayment of mandatorily redeemable preferred securities, including redemption premium	—	(852,769)
Dividends on common stock	(564,767)	(79,439)
Repurchases of common stock	(149,868)	—
Other financing, net	(24)	(181)
Net cash (used in) provided by financing activities	(205,199)	473,630

Net increase in cash and cash equivalents	346	8
Cash and cash equivalents at beginning of period	8	—
Cash and cash equivalents at end of period	$354	$8

Supplementary cash flow information:
Issuance of shares in lieu of cash dividends	$67,767	$—

The accompanying notes are an integral part of these condensed financial statements

Notes to Condensed Financial Statements (Parent Company Only)
1. Basis of Presentation
The condensed financial statements of ADT Inc. have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of the subsidiaries of ADT Inc. (as defined in Rule 4-08(e)(3) of Regulation S-X) exceed 25% of the consolidated net assets of the Company. The ability of ADT Inc.’s operating subsidiaries to pay dividends may be restricted due to the terms of the subsidiaries’ First Lien Credit Agreement and the indentures governing other borrowings. Refer to Note 6 “Debt” for further discussion on restrictions.
The condensed financial statements of ADT Inc. have been prepared using the same accounting principles and policies described in Note 1 “Description of Business and Summary of Significant Accounting Policies” with the only exception being that the parent company accounts for its subsidiaries using the equity method of accounting. These condensed financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes thereto.
A condensed statement of cash flows has not been presented for the year ending 2017 as ADT Inc. had no cash flow activities during that period. Refer to Note 2 “Transactions with Subsidiaries” below for further discussion of non-cash transactions.
2. Transactions with Subsidiaries
The majority of ADT Inc.’s transactions with subsidiaries are related to (a) the receipt of distributions from subsidiaries in order to fund equity transactions such as the payment of dividends and the repurchase of common stock or (b) the contribution of proceeds received from equity transactions to subsidiaries for operating purposes.
During 2019, ADT Inc. entered into an intercompany loan with a subsidiary in connection with the sale of ADT Canada. ADT Inc. also received non-cash distributions from subsidiaries of $891 million, which primarily related to the distribution of net assets and intercompany loans in connection with the sale of ADT Canada. In addition, ADT Inc. made non-cash contributions to subsidiaries of approximately $146 million, which primarily related to share-based compensation and intercompany loans in connection with the sale of ADT Canada.
During 2018, ADT Inc. made non-cash contributions to subsidiaries of $135 million related to share-based compensation. There were no non-cash distributions from subsidiaries during 2018.