Form 10-Q
period 2020-03-31
ADT Inc.
filed 2020-05-07
CIK 1703056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock, $0.01 par value, was 760,432,495 (excluding 9,715,345 unvested shares of common stock) as of April 30, 2020.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$118,141	$48,736
Accounts receivable, net of allowance for credit losses of $59,861 and $44,337, respectively	270,452	287,243
Inventories, net	129,074	104,219
Work-in-progress	35,661	34,183
Prepaid expenses and other current assets	165,628	151,102
Total current assets	718,956	625,483
Property and equipment, net	340,111	328,731
Subscriber system assets, net	2,686,589	2,739,296
Intangible assets, net	6,475,283	6,669,645
Goodwill	5,217,400	4,959,658
Deferred subscriber acquisition costs, net	538,013	513,320
Other assets	286,391	247,519
Total assets	$16,262,743	$16,083,652

Liabilities and stockholders' equity
Current liabilities:
Current maturities of long-term debt	$58,805	$58,049
Accounts payable	284,123	241,954
Deferred revenue	349,298	342,359
Accrued expenses and other current liabilities	555,831	477,366
Total current liabilities	1,248,057	1,119,728
Long-term debt	9,899,058	9,634,226
Deferred subscriber acquisition revenue	683,862	673,625
Deferred tax liabilities	1,060,900	1,166,269
Other liabilities	476,040	305,435
Total liabilities	13,367,917	12,899,283

Commitments and contingencies (See Note 12)

Stockholders' equity:
Preferred stock—authorized 250,000 shares of $0.01 par value; none issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock—authorized 3,999,000,000 shares of $0.01 par value; issued and outstanding shares of 770,147,804 and 753,622,044 as of March 31, 2020 and December 31, 2019, respectively	7,701	7,536
Additional paid-in capital	6,114,409	5,977,402
Accumulated deficit	(3,072,852)	(2,742,193)
Accumulated other comprehensive loss	(154,432)	(58,376)
Total stockholders' equity	2,894,826	3,184,369
Total liabilities and stockholders' equity	$16,262,743	$16,083,652
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Monitoring and related services	$1,045,957	$1,070,415
Installation and other	323,795	172,645
Total revenue	1,369,752	1,243,060
Cost of revenue (exclusive of depreciation and amortization shown separately below)	407,986	325,958
Selling, general and administrative expenses	453,227	324,509
Depreciation and intangible asset amortization	489,024	495,878
Merger, restructuring, integration, and other	108,794	6,279
Loss on sale of business	77	—
Operating (loss) income	(89,356)	90,436
Interest expense, net	(225,367)	(158,905)
Loss on extinguishment of debt	(65,843)	(21,561)
Other income	2,309	1,199
Loss before income taxes	(378,257)	(88,831)
Income tax benefit	77,964	22,361
Net loss	$(300,293)	$(66,470)

Net loss per share:
Basic and diluted	$(0.40)	$(0.09)

Weighted-average number of shares:
Basic and diluted	759,092	756,252
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Net loss	$(300,293)	$(66,470)
Other comprehensive loss, net of tax:
Cash flow hedges	(96,063)	(17,265)
Foreign currency translation	—	9,405
Defined benefit pension plans	7	(6)
Total other comprehensive loss, net of tax	(96,056)	(7,866)
Comprehensive loss	$(396,349)	$(74,336)
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	For the Three Months Ended March 31, 2020						For the Three Months Ended March 31, 2019
	Number of Common Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Number of Common Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at beginning of period	753,622	$7,536	$5,977,402	$(2,742,193)	$(58,376)	$3,184,369	766,881	$7,669	$5,969,347	$(1,680,432)	$(71,779)	$4,224,805
Adoption of accounting standard, net of tax	—	—	—	(2,157)	—	(2,157)	—	—	—	—	—	—
Net loss	—	—	—	(300,293)	—	(300,293)	—	—	—	(66,470)	—	(66,470)
Other comprehensive loss, net of tax	—	—	—	—	(96,056)	(96,056)	—	—	—	—	(7,866)	(7,866)
Issuance of common stock	16,279	163	113,678	—	—	113,841	—	—	—	—	—	—
Repurchases of common stock	—	—	—	—	—	—	(3,273)	(33)	(21,821)	—	—	(21,854)
Dividends, including dividends reinvested in common stock	—	—	3	(27,117)	—	(27,114)	3,407	34	22,407	(26,725)	—	(4,284)
Share-based compensation expense	—	—	23,499	—	—	23,499	—	—	23,710	—	—	23,710
Other	247	2	(173)	(1,092)		(1,263)	(10)	—	25	(35)	—	(10)
Balances at end of period	770,148	$7,701	$6,114,409	$(3,072,852)	$(154,432)	$2,894,826	767,005	$7,670	$5,993,668	$(1,773,662)	$(79,645)	$4,148,031
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Cash flows from operating activities:
Net loss	$(300,293)	$(66,470)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and intangible asset amortization	489,024	495,878
Amortization of deferred subscriber acquisition costs	22,627	18,232
Amortization of deferred subscriber acquisition revenue	(29,477)	(24,339)
Share-based compensation expense	23,499	23,710
Deferred income taxes	(82,507)	(23,607)
Provision for losses on receivables and inventory	45,692	13,406
Loss on extinguishment of debt	65,843	21,561
Loss on sale of business	77	—
Unrealized loss on interest rate swap contracts	69,563	3,505
Other non-cash items, net	48,579	25,973
Changes in operating assets and liabilities, net of the effects of acquisitions:
Deferred subscriber acquisition costs	(48,194)	(45,953)
Deferred subscriber acquisition revenue	39,714	62,908
Other, net	(93,918)	4,458
Net cash provided by operating activities	250,229	509,262
Cash flows from investing activities:
Dealer generated customer accounts and bulk account purchases	(62,247)	(163,333)
Subscriber system assets	(64,830)	(144,888)
Capital expenditures	(34,571)	(37,707)
Acquisition of businesses, net of cash acquired	(179,569)	(53,893)
Other investing, net	2,782	(244)
Net cash used in investing activities	(338,435)	(400,065)
Cash flows from financing activities:
Proceeds from long-term borrowings	1,640,000	—
Repayment of long-term borrowings, including call premiums	(1,438,044)	(331,689)
Dividends on common stock	(26,291)	(26,481)
Repurchases of common stock	—	(21,854)
Deferred financing costs	(14,139)	(140)
Other financing, net	(3,915)	—
Net cash provided by (used in) financing activities	157,611	(380,164)

Effect of currency translation on cash	—	663

Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	69,405	(270,304)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	48,736	367,162
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$118,141	$96,858

Supplemental schedule of non-cash investing and financing activities:
Issuance of shares in lieu of cash dividend	$3	$22,441
Issuance of shares for acquisition of business	$113,841	$—
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
Significant Accounting Policies
The preparation of the condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”) requires the Company to select accounting policies and make estimates that affect amounts reported in the condensed consolidated financial statements and the accompanying notes. The Company’s estimates are based on the relevant information available at the end of each period. Actual results could differ materially from these estimates under different assumptions or market conditions.
COVID-19 Pandemic
During March 2020, the World Health Organization declared the outbreak of a novel coronavirus as a pandemic (the “COVID-19 Pandemic”), which has become increasingly widespread in the U.S. The COVID-19 Pandemic has had a notable impact on general economic conditions, including but not limited to the temporary closures of many businesses, “shelter in place” and other governmental regulations, and reduced consumer spending due to both job losses and other effects attributable to the COVID-19 Pandemic. As a result, the Company has adjusted certain aspects of its operations to protect employees and customers, which includes (i) the temporary suspension of door-to-door sales as well as a small portion of dealer and direct sales channel activities, (ii) the implementation of health checklists for employees interacting with customers in-person, and (iii) the implementation of work from home actions, including the majority of the Company’s call center professionals.
The Company considered the emergence and pervasive economic impact of the COVID-19 Pandemic in its assessment of its financial position, results of operations, cash flows, and certain accounting estimates as of and for the three months ended March 31, 2020. Additional information on the impacted estimates is included in the respective footnotes that follow. Due to the evolving and uncertain nature of the COVID-19 Pandemic, it is reasonably possible that the effects of the COVID-19 Pandemic could materially impact the Company’s estimates and condensed consolidated financial statements in future reporting periods.
Basis of Presentation and Consolidation
The condensed consolidated financial statements included herein are unaudited, but in the opinion of management, such financial statements include all adjustments, consisting of normal recurring adjustments, necessary to summarize fairly the Company’s financial position, results of operations, and cash flows for the interim periods presented. The interim results reported in these condensed consolidated financial statements should not be taken as indicative of results that may be expected for future interim periods or the full year. For a more comprehensive understanding of the Company and its interim results, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”), which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 10, 2020. The Company’s accounting policies used in the preparation of these condensed consolidated financial statements do not differ from those used for the annual consolidated financial statements, unless otherwise noted.

The Condensed Consolidated Balance Sheet as of December 31, 2019 included herein was derived from the audited consolidated financial statements as of that date but does not include all the footnote disclosures from the annual consolidated financial statements.
The condensed consolidated financial statements include the accounts of ADT Inc. and its wholly owned subsidiaries, and have been prepared in U.S. dollars in accordance with GAAP. All intercompany transactions have been eliminated. Certain prior period amounts have been reclassified to conform with the current period presentation.
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
Subscriber system assets represent capitalized equipment and installation costs incurred in connection with transactions in which the Company retains ownership of the security system. Upon customer termination, the Company may retrieve such assets. Depreciation expense relating to subscriber system assets is included in depreciation and intangible asset amortization in the Condensed Consolidated Statements of Operations and was $134 million and $140 million for the three months ended March 31, 2020 and 2019, respectively.
The gross carrying amount, accumulated depreciation and net carrying amount of subscriber system assets as of March 31, 2020 and December 31, 2019 were as follows:

(in thousands)	March 31, 2020	December 31, 2019
Gross carrying amount	$4,673,147	$4,597,908
Accumulated depreciation	(1,986,558)	(1,858,612)
Subscriber system assets, net	$2,686,589	$2,739,296

Deferred subscriber acquisition costs represent incremental selling expenses (primarily commissions) related to acquiring customers. Amortization expense relating to deferred subscriber acquisition costs included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations was $23 million and $18 million for the three months ended March 31, 2020 and 2019, respectively.
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
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of March 31, 2020 and December 31, 2019 consisted of the following:

(in thousands)	March 31, 2020	December 31, 2019
Accrued interest	$90,340	$115,070
Payroll-related accruals	87,744	91,944
Other accrued liabilities	377,747	270,352
Accrued expenses and other current liabilities	$555,831	$477,366

Radio Conversion Costs
In 2019, the providers of 3G and Code-Division Multiple Access (“CDMA”) cellular networks notified the Company that they will be retiring their 3G and CDMA networks during 2022. Accordingly, during 2019 the Company commenced a program to replace the 3G and CMDA cellular equipment used in many of its security systems. The Company estimates the range of net costs for this replacement program at $200 million to $325 million through 2022, and the Company expects to incur approximately $50 million to $100 million of net costs during 2020. This range is net of any revenue the Company collects from customers associated with these radio replacements and cellular network conversions. The Company seeks to minimize these costs by converting customers during routine service visits whenever possible. The replacement program and pace of replacement are subject to change and may be influenced by cost-sharing opportunities with suppliers, carriers, and customers as well as new and innovative technologies.

Radio conversion revenue associated with the replacement program is included in monitoring and related services in the Condensed Consolidated Statement of Operations while radio conversion costs are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. During the three months ended March 31, 2020, the Company incurred $16 million of radio conversion costs and recognized $9 million of incremental radio conversion revenue. The Company had no radio conversion revenue or costs for the three months ended March 31, 2019.
Fair Value of Financial Instruments
The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, accounts payable, debt, and derivative financial instruments. Due to their short-term and/or liquid nature, the fair values of cash, accounts receivable, and accounts payable approximate their respective carrying amounts.
Cash Equivalents - Included in cash and cash equivalents are investments in money market mutual funds, which were $43 million as of March 31, 2020 . The Company had no cash equivalents as of December 31, 2019. These investments are classified as Level 1 fair value measurements, which represent unadjusted quoted prices in active markets for identical assets or liabilities.
Long-Term Debt Instruments - The fair values of the Company’s debt instruments were determined using broker-quoted market prices that are considered Level 2 fair value measurements, which represent prices based on quoted prices for similar assets or liabilities as well as other observable market data. The carrying amount of debt outstanding, if any, under the Company’s revolving credit facility approximates fair value as interest rates on these borrowings approximate current market rates and are considered Level 2 inputs.
The carrying amount and fair value of the Company’s long-term debt instruments that are subject to fair value disclosures as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020		December 31, 2019
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt instruments, excluding finance lease obligations	$9,885,367	$9,273,864	$9,617,491	$10,177,751

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
Guarantees
In the normal course of business, the Company is liable for contract completion and product performance. The Company does not believe such obligations will materially affect its financial position, results of operations, or cash flows. The Company had no material guarantees other than in standby letters of credit related to its insurance programs. The Company’s guarantees totaled $66 million and $47 million as of March 31, 2020 and December 31, 2019, respectively.
Recently Adopted Accounting Pronouncements
Measurement of Credit Losses on Financial Instruments
Financial Accounting Standard Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instrument, and related amendments, introduces new guidance which makes substantive changes to the accounting for credit losses. This guidance introduces the current expected credit losses (“CECL”) model which applies to financial assets subject to credit losses and measured at amortized cost, as well as certain off-balance sheet credit exposures. The CECL model requires an entity to estimate credit losses expected over the life of an exposure, considering information about historical events, current conditions, and reasonable and supportable forecasts and is generally expected to result in earlier recognition of credit losses. The Company adopted this guidance as of January 1, 2020 using the modified retrospective approach and recognized a cumulative effect adjustment to the opening balance of accumulated deficit with no restatement of comparative periods. The impact of adoption was not material.
Cloud Computing Arrangement Costs
ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is classified as a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company adopted the guidance as of January 1, 2020 on a prospective basis, and will result in capitalized implementation costs related to hosted cloud computing service agreements being classified in the same line item as the fees for the associated arrangement in the Condensed Consolidated Balance Sheets, Statements of Operations, and Cash Flows. The impact of adoption was not material.
Recently Issued Accounting Pronouncements
ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, provides optional guidance for a limited period of time to ease the potential burden of accounting for reference rate reform. This guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of this guidance.
2. Revenue and Receivables
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
Deferred subscriber acquisition revenue is deferred and recorded as deferred subscriber acquisition revenue in the Condensed Consolidated Balance Sheets upon initiation of a monitoring contract. Deferred subscriber acquisition revenue is amortized on a pooled basis into installation and other revenue in the Condensed Consolidated Statements of Operations over the estimated life of the customer relationship using an accelerated method consistent with the amortization of subscriber system assets and deferred subscriber acquisition costs associated with the transaction. Amortization of deferred subscriber acquisition revenue was $29 million and $24 million for the three months ended March 31, 2020 and 2019, respectively.
In transactions involving a security system that is sold outright to the customer, the Company’s performance obligations generally include monitoring, related services, and the sale and installation of the security system. For such arrangements, the Company allocates a portion of the transaction price to each performance obligation based on a relative standalone selling price, which is determined using observable internal or external pricing and profitability metrics. Revenue associated with the sale and installation of a security system is recognized either at a point in time or over time based upon the nature of the transaction and contractual terms and is reflected in installation and other revenue in the Condensed Consolidated Statements of Operations. Revenue associated with monitoring and related services is recognized as those services are provided and is reflected in monitoring and related services revenue in the Condensed Consolidated Statements of Operations.
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

The following table sets forth the Company’s revenue disaggregated by source:

	For the Three Months Ended
(in thousands)	March 31, 2020	March 31, 2019
Monitoring and related services	$1,045,957	$1,070,415
Installation and other	323,795	172,645
Total revenue	$1,369,752	$1,243,060

Equipment Ownership Model Change
During February 2020, the Company launched a new revenue model initiative for certain residential customers which revised the amount and nature of fees due at installation, introduced a 60 month monitoring contract option, and introduced a new retail installment contract which allows qualifying residential customers to repay the fees due at installation over the course of a 24, 36, or 60 month period. Due to the requirements of the Company’s early third-party consumer financing arrangement, the Company also transitioned its security system ownership model to predominately customer owned (the “Equipment Ownership Model Change”).
During March 2020, the Company entered into an uncommitted receivables financing agreement (the “Securitization Financing Agreement”). The Securitization Financing Agreement provides the Company with an opportunity to obtain financing backed by the sale of retail installment contract receivables from transactions involving a security system that is sold outright to the customer. During April 2020, the Company amended the Securitization Financing Agreement to permit the financing backed by the sale of retail installment contract receivables from transactions in which the Company retains ownership of a security system, consistent with the Company’s historical ownership model. The Company currently expects that its ownership model will transition back to predominately Company-owned by the end of 2020.

Accounts Receivable
Accounts receivable represent unconditional rights to consideration due from customers in the ordinary course of business and are generally due in one year or less. Accounts receivable are recorded at amortized cost less an allowance for credit losses for expected credit losses that are not expected to be recovered. The allowance for credit losses is recognized at inception and is reassessed on a quarterly basis.
The Company’s allowance for credit losses is evaluated on a pooled basis for assets with similar risk characteristics, which is based on customer type. For each pool of customers, the allowance for credit losses is estimated based on the delinquency status of the underlying receivables and the related historical loss experience, as adjusted for current and expected future conditions, if applicable. The allowance for credit losses was not material for the individual customer pools.
The changes in the allowance for credit losses during the three months ended March 31, 2020 were as follows:

(in thousands)
Balance as of January 1, 2020(1)	$42,960
Provision for bad debt expense	30,551
Write-offs, net of recoveries(2)	(13,650)
Balance as of March 31, 2020	$59,861

________________

(1)	Balance reflected is subsequent to the adoption of CECL on January 1, 2020.

(2)	The amount of recoveries was not material for the period presented, as such, the Company presented write-offs, net of recoveries.

Retail Installment Contract Receivables
During February 2020, the Company launched a new retail installment contract which allows qualifying residential customers to repay the fees due at installation over a 24, 36, or 60 month period. The financing component of a retail installment contract receivable is not significant.

When originating a retail installment contract, the Company utilizes external credit scores to assess credit quality of a customer and to determine eligibility for the retail installment contract. In addition, a customer is required to enroll in the Company’s automated payment process in order to enter into a retail installment contract. Subsequent to the origination of a retail installment contract, the Company monitors the delinquency status of retail installment contract receivables as the key credit quality indicator. As of March 31, 2020, the amount of current and delinquent billed retail installment contract receivables was not material.
Retail installment contract receivables are recorded at amortized cost less an allowance for credit losses for expected credit losses that are not expected to be recovered. The allowance for credit losses is recognized at inception and is reassessed on a quarterly basis. The allowance for credit losses on retail installment contract receivables was not material for the periods presented.
The following is a summary of unbilled retail installment contract receivables, net recognized in the Condensed Consolidated Balance Sheets as of the periods presented below:

(in thousands)	March 31, 2020	January 1, 2020(1)
Retail installment contract receivables, gross	$39,365	$9,971
Allowance for credit losses	(3,080)	(228)
Retail installment contract receivables, net	$36,285	$9,743
Classification:
Accounts receivable, net	$18,460	$5,867
Other assets	17,825	3,876
Retail installment contract receivables, net	$36,285	$9,743

________________

(1)	Balances reflected are subsequent to the adoption of CECL on January 1, 2020.

Contract Assets
Contract assets represent rights to consideration in which the Company has transferred goods or services to the customer in the ordinary course of business, however, the Company does not have an unconditional right to such consideration. The contract asset is reclassified to accounts receivable as services are performed and billed, which results in the Company’s unconditional right to the consideration. The Company has the right to bill the customer as service is provided over time, which generally occurs over the course of a 24, 36, or 60 month period.
The Company records an allowance for credit losses against its contract assets for expected credit losses that are not expected to be recovered. The allowance for credit losses is recognized at inception and is reassessed on a quarterly basis. The allowance for credit losses on contract assets was not material for the periods presented.
The following is a summary of contract assets, net related to residential transactions recognized in the Condensed Consolidated Balance Sheets as of the periods presented below:

(in thousands)	March 31, 2020	January 1, 2020(1)
Contract assets, gross	$84,767	$24,411
Allowance for credit losses	(15,660)	(3,228)
Contract assets, net	$69,107	$21,183
Classification:
Prepaid expenses and other current assets	$26,813	$9,036
Other assets	42,294	12,147
Contract assets, net	$69,107	$21,183
________________

(1)	Balances reflected are subsequent to the adoption of CECL on January 1, 2020.

The Company recognized approximately $65 million of contract assets during the three months ended March 31, 2020.
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
The following table presents the amounts reported in the Company’s Condensed Consolidated Balance Sheets related to operating and finance leases as of the periods presented below:

Leases (in thousands)	Classification	March 31, 2020	December 31, 2019
Assets
Current
Operating	Prepaid expenses and other current assets	$1,065	$1,191
Non-current
Operating	Other assets	144,115	122,464
Finance	Property and equipment, net(a)	62,948	66,001
Total right-of-use assets		$208,128	$189,656
Liabilities
Current
Operating	Accrued expenses and other current liabilities	$32,341	$29,745
Finance	Current maturities of long-term debt	27,705	26,949
Non-current
Operating	Other liabilities	120,010	99,999
Finance	Long-term debt	44,791	47,835
Total lease liabilities		$224,847	$204,528
_________________

(a)	Finance right-of-use assets are recorded net of accumulated depreciation of approximately $49 million and $44 million as of March 31, 2020 and December 31, 2019, respectively.
The following is a summary of the Company’s lease cost for the presented periods:

	For the Three Months Ended
Lease Cost (in thousands)	March 31, 2020	March 31, 2019
Operating lease cost	$14,600	$15,087
Finance lease cost
Amortization of right-of-use assets	6,077	4,447
Interest on lease liabilities	833	752
Variable lease costs	12,798	11,451
Total lease cost	$34,308	$31,737

The following is a summary of the cash flows and supplemental information associated with the Company’s leases for the presented periods:

	For the Three Months Ended
Other information (in thousands)	March 31, 2020	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$14,213	$15,137
Operating cash flows from finance leases	833	752
Financing cash flows from finance leases	6,642	3,112
Right-of-use assets obtained in exchange for new finance lease liabilities	4,627	15,272
Right-of-use assets obtained in exchange for new operating lease liabilities	15,999	11,116

4. Acquisitions
Defenders Acquisition
During January 2020, the Company acquired Defender Holdings, Inc. (“Defenders”) (the “Defenders Acquisition”), which represented the acquisition of the Company’s largest independent dealer, for total consideration of approximately $289 million, which consisted of cash paid of $172 million, net of cash acquired, and the issuance of approximately 16 million shares of the Company’s common stock with a fair value of $114 million.
The following table summarizes the purchase price allocation of the estimated fair values of the net assets acquired and liabilities assumed as reflected in the condensed consolidated financial statements as of the date of acquisition:

Fair value of assets acquired and liabilities assumed (in thousands):
Cash	$3,437
Accounts receivable	15,436
Inventories	17,950
Prepaid expenses and other current assets	16,752
Property and equipment	16,486
Goodwill	250,632
Contracts and related customer relationships	17,400
Other assets	18,734
Accounts payable	(14,937)
Deferred revenue	(1,170)
Accrued expenses and other current liabilities	(29,203)
Deferred tax liabilities	(7,901)
Other liabilities	(14,690)
Total consideration transferred	$288,926

The purchase price allocation reflects preliminary fair value estimates based on management analysis, including preliminary work performed by third-party valuation specialists. The Company will finalize the purchase price allocation no later than one year from the acquisition date. The acquired contracts and related customer relationships are amortized over 14 years. The Company recorded approximately $251 million of goodwill, none of which is deductible for tax purposes, which reflects the strategic value and expected synergies of Defenders to the Company. Additionally, the Company allocated the goodwill recognized as a result of the Defenders Acquisition to the U.S. reporting unit. The impact of Defenders on the Company’s Condensed Consolidated Statements of Operations during the three months ended March 31, 2020 and pro-forma results for the three months ended March 31, 2019 was not material.
In connection with the Defenders Acquisition, the Company settled a pre-existing relationship with Defenders related to customer accounts purchased from Defenders prior to the Defenders Acquisition. As a result, the Company recorded a charge in the amount of $81 million to merger, restructuring, integration, and other in the Condensed Consolidated Statements of Operations and reflected the associated cash payment as cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020.

Other Acquisitions
During the three months ended March 31, 2020, in addition to the Defenders Acquisition, the Company paid $8 million, net of cash acquired, related to other business acquisitions, which resulted in the recognition of $7 million of goodwill.
5. Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill during the three months ended March 31, 2020 were as follows:

(in thousands)
Beginning balance	$4,959,658
Acquisitions	257,603
Other	139
Ending balance	$5,217,400

The Company had no accumulated goodwill impairment losses as of March 31, 2020 or December 31, 2019. There were no material measurement period adjustments to purchase price allocations.
Other Intangible Assets
The gross carrying amounts, accumulated amortization, and net carrying amounts of the Company’s other intangible assets as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020			December 31, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Contracts and related customer relationships	$8,002,458	$(4,083,130)	$3,919,328	$7,889,864	$(3,798,319)	$4,091,545
Dealer relationships	1,518,020	(319,487)	1,198,533	1,518,020	(299,459)	1,218,561
Other	210,775	(186,353)	24,422	210,775	(184,236)	26,539
Total definite-lived intangible assets	9,731,253	(4,588,970)	5,142,283	9,618,659	(4,282,014)	5,336,645
Indefinite-lived intangible assets:
Trade name	1,333,000	—	1,333,000	1,333,000	—	1,333,000
Intangible assets	$11,064,253	$(4,588,970)	$6,475,283	$10,951,659	$(4,282,014)	$6,669,645

For the three months ended March 31, 2020, the changes in the net carrying amount of contracts and related customer relationships were as follows:

(in thousands)
Beginning balance	$4,091,545
Acquisition of customer relationships	17,400
Customer contract additions, net of dealer charge-backs	95,194
Amortization	(284,811)
Ending balance	$3,919,328

The Company paid $62 million to purchase contracts with customers under the ADT Authorized Dealer Program and from other third parties during the three months ended March 31, 2020. In connection with the Defenders Acquisition, the Company received an advance payment of $39 million for the estimated future dealer charge-backs related to accounts purchased from Defenders prior to the Defenders Acquisition. This amount is included in dealer generated customer accounts and bulk account purchases in the Condensed Consolidated Statement of Cash Flows and is anticipated to be materially realized as a reduction to contracts and related customer relationships over the course of a 13-month charge-back period.

The weighted-average amortization period for contracts with customers purchased under the ADT Authorized Dealer Program and from other third parties was 14 years during the three months ended March 31, 2020.
Amortization expense for definite-lived intangible assets for the periods presented was as follows:

	For the Three Months Ended
(in thousands)	March 31, 2020	March 31, 2019
Definite-lived intangible asset amortization expense	$306,956	$306,307

Goodwill and Indefinite-Lived Intangible Assets Impairment

Goodwill and indefinite-lived intangible assets are not amortized and are tested for impairment at least annually as of the first day of the fourth quarter of each year and more often if an event occurs or circumstances change which indicate it is more-likely-than-not that fair value is less than carrying amount.

Goodwill

As a result of the macroeconomic decline due to the ongoing COVID-19 Pandemic, the Company quantitatively tested the goodwill associated with its reporting units for impairment as of March 31, 2020.

Under the quantitative approach, the Company estimated the fair value of each reporting unit and compared it to its carrying amount. The fair values of the reporting units were determined using the income approach, which discounts projected cash flows using market participant assumptions. The income approach included significant assumptions including, but not limited to, forecasted revenue, operating profit margins, operating expenses, cash flows, perpetual growth rates, and long-term discount rates. In developing these assumptions, the Company relied on various factors including operating results, business plans, economic projections, anticipated future cash flows, and other market data.

Based on the results of the tests, the Company did not record any goodwill impairment losses associated with its reporting units. Due to the COVID-19 Pandemic, the assumptions made in connection with the Company’s goodwill impairment assessments could be impacted in the future as a result of the evolving and uncertain nature of economic conditions. As a result, the Company’s reporting units are considered at risk of future impairment. If the Company’s assumptions are not realized, or if there are changes in any of the assumptions in the future due to a change in economic conditions, it is possible that an impairment charge may need to be recorded in the future.

6. Debt
Debt as of March 31, 2020 and December 31, 2019 was comprised of the following:

(in thousands)					Balance as of
Debt Description	Issued	Maturity	Interest Rate	Interest Payable	March 31, 2020	December 31, 2019
First Lien Term Loan due 2026	9/23/2019	9/23/2026	Adj. LIBOR +3.25%	Quarterly	3,094,450	3,102,225
First Lien Revolving Credit Facility	3/16/2018	3/16/2023	Adj. LIBOR +2.75%	Quarterly	220,000	—
Second Lien Notes due 2028	1/28/2020	1/15/2028	6.250%	1/15 and 7/15	1,300,000	—
Prime Notes	5/2/2016	5/15/2023	9.250%	5/15 and 11/15	—	1,246,000
First Lien Notes due 2024	4/4/2019	4/15/2024	5.250%	2/15 and 8/15	750,000	750,000
First Lien Notes due 2026	4/4/2019	4/15/2026	5.750%	3/15 and 9/15	1,350,000	1,350,000
ADT Notes due 2021	10/1/2013	10/15/2021	6.250%	4/15 and 10/15	1,000,000	1,000,000
ADT Notes due 2022	7/5/2012	7/15/2022	3.500%	1/15 and 7/15	1,000,000	1,000,000
ADT Notes due 2023	1/14/2013	6/15/2023	4.125%	6/15 and 12/15	700,000	700,000
ADT Notes due 2032	5/2/2016	7/15/2032	4.875%	1/15 and 7/15	728,016	728,016
ADT Notes due 2042	7/5/2012	7/15/2042	4.875%	1/15 and 7/15	21,896	21,896
Finance lease obligations	N/A	N/A	N/A	N/A	72,496	74,784
Less: Unamortized debt discount, net					(25,950)	(26,840)
Less: Unamortized deferred financing costs					(61,017)	(58,075)
Less: Unamortized purchase accounting fair value adjustment and other					(192,028)	(195,731)
Total debt					9,957,863	9,692,275
Less: Current maturities of long-term debt					(58,805)	(58,049)
Long-term debt					$9,899,058	$9,634,226
__________________
N/A—Not applicable
Significant changes in the Company’s debt during the three months ended March 31, 2020 were as follows:
First Lien Credit Agreement
As of March 31, 2020, the Company had an outstanding balance of $220 million and an available borrowing capacity of $180 million under a first lien revolving credit facility (the “First Lien Revolving Credit Facility”).
Second Lien Notes due 2028
During January 2020, the Company issued $1.3 billion aggregate principal amount of 6.250% second-priority senior secured notes due 2028 (the “Second Lien Notes due 2028”). The proceeds from the Second Lien Notes due 2028, along with cash on hand and borrowings under the First Lien Revolving Credit Facility, were used to redeem the outstanding $1.2 billion aggregate principal amount of the Company’s 9.250% second-priority senior secured notes due 2023 (the “Prime Notes”) and pay any related fees and expenses, including the call premium on the outstanding Prime Notes. The deferred financing costs incurred in connection with the issuance of the Second Lien Notes due 2028 were not material.
The Second Lien Notes due 2028 are due at maturity, however, may be redeemed at the Company’s option as follows:

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

The Company’s obligations relating to the Second Lien Notes due 2028 are guaranteed, jointly and severally, on a senior secured second-priority basis, by each of the Company’s domestic subsidiaries that guarantees its First Lien Credit Agreement and by each of the Company’s future domestic subsidiaries that guarantees certain of the Company’s debt and the related guarantees are secured by second-priority security interests in substantially all of the tangible and intangible assets of the Company’s domestic subsidiaries, subject to certain permitted liens and exceptions. Additionally, upon the occurrence of specified change of control events, the Company must offer to repurchase the Second Lien Notes due 2028 at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the purchase date. The indenture governing the Second Lien Notes due 2028 also provides for customary events of default.
Prime Notes
The indenture underlying the outstanding $1.2 billion aggregate principal amount of the Prime Notes was discharged during January 2020 and the Prime Notes were redeemed during February 2020 for a total redemption price of approximately $1.3 billion, which included the related call premium.
Securitization Financing Agreement
During March 2020, the Company entered into the Securitization Financing Agreement, which permits securitization financing of up to $200 million and matures on March 5, 2021, subject to extension, and bears interest at variable rates. The Securitization Financing Agreement provides the Company with an opportunity to obtain financing backed by the sale of retail installment contract receivables from transactions involving a security system that is sold outright to the customer. During April 2020, the Company amended the Securitization Financing Agreement to permit the financing backed by the sale of retail installment contract receivables from transactions in which the Company retains ownership of a security system.
The Company will sell or contribute the installment receivables to the Company’s wholly-owned consolidated bankruptcy-remote special purpose entity (the “SPE”), and the SPE will obtain financing backed by the retail installment contract receivables. The SPE is a separate legal entity with its own creditors who will be entitled, prior to and upon the liquidation of the SPE, to be satisfied out of the SPE’s assets prior to any assets in the SPE becoming available to the Company. Accordingly, the assets of the SPE are not available to pay creditors of the Company (other than the SPE), although collections from these retail installment contract receivables in excess of amounts required to repay the SPE’s creditors may be remitted to the Company during and after the term of the Securitization Financing Agreement.
As of March 31, 2020, there were no sales of any retail installment contract receivables pursuant to the Securitization Financing Agreement.
Loss on Extinguishment of Debt
During the three months ended March 31, 2020, loss on extinguishment of debt totaled $66 million and related to the call premium and write-off of unamortized deferred financing costs in connection with the $1.2 billion redemption of the Prime Notes in February 2020.
During the three months ended March 31, 2019, loss on extinguishment of debt totaled $22 million and related to the call premium and the partial write-off of unamortized deferred financing costs in connection with the $300 million partial redemption of the Prime Notes in February 2019.
7. Derivative Financial Instruments
The Company's derivative financial instruments primarily consist of LIBOR-based interest rate swap contracts, which were entered into with the objective of managing exposure to variability in interest rates on the Company's debt. All interest rate swap contracts are reported in the Condensed Consolidated Balance Sheets at fair value. For the interest rate swap contracts that are not designated as hedges, changes in fair value are recognized in interest expense, net in the Condensed Consolidated Statements of Operations. For the interest rate swap contracts that are designated as cash flow hedges, changes in fair value are recognized as a component of accumulated other comprehensive income (“AOCI”) in the Condensed Consolidated Balance Sheets and are reclassified into interest expense, net in the same period in which the related interest on debt affects earnings. For interest rate swap contracts that were initially designated as cash flow hedges, however, have since been de-designated, the amounts recognized as a component of AOCI are reclassified into interest expense, net in the same period in which the related interest on variable-rate debt affects earnings through the original maturity date of the related interest rate swap contracts while changes in fair value are recognized in interest expense, net in the period in which the related interest rate swap contracts are no longer designated as cash flow hedges. The interest rate swap contracts entered into during October 2019 included a significant financing component at inception, and as such, the related cash flows are reflected in cash flows from financing activities in the Condensed Consolidated Statements of Cash Flows.
As a result of changes in the interest rate environment in response to macroeconomic decline due to the ongoing COVID-19 Pandemic, the Company's interest rate swap contracts designated as cash flow hedges with an aggregate notional amount of $3 billion were no longer highly effective during March 2020 and as of March 31, 2020. Accordingly, the Company de-designated the cash flow hedges and the changes in fair value for the period in which these cash flow hedges were no longer highly effective were recognized in interest expense, net. Amounts recognized as a component of AOCI prior to de-designation will be reclassified into interest expense, net in the same period in which the related interest on variable-rate debt affects earnings through the maturity dates of the cash flow hedges.
Below is a summary of the Company’s interest rate swap contracts as of March 31, 2020 (in thousands):

Execution	Maturity	Designation	Notional Amount
January 2019	April 2022	Not designated	$125,000
February 2019	April 2022	Not designated	300,000
October 2019	September 2026	Not designated	2,800,000
Total notional amount			$3,225,000

The changes in fair value of interest rate swap contracts recognized in interest expense, net in the Condensed Consolidated Statements of Operations were losses of $70 million and $4 million during the three months ended March 31, 2020 and 2019, respectively. The interest rate swap contracts did not have a material impact to the Condensed Consolidated Statements of Cash Flows during the three months ended March 31, 2020 and 2019.
The fair value of the Company’s interest rate swap contracts and related classification in the Condensed Consolidated Balance Sheets for the periods presented were as follows:

(in thousands)	March 31, 2020	December 31, 2019
Accrued expenses and other current liabilities	$55,804	$15,334
Other liabilities	229,236	68,884
Fair value of interest rate swaps	$285,040	$84,218
As of March 31, 2020 and December 31, 2019, AOCI net of tax, related to cash flow hedges was $155 million and $59 million, respectively.
8. Equity
The Company has a single class of common stock in which stockholders are entitled to one vote for each share of common stock.
Issuance of Shares
During January 2020, the Company issued approximately 16 million shares of the Company’s common stock with a fair value of $114 million in connection with the Defenders Acquisition.
Dividends
During the three months ended March 31, 2020, the Company declared the following dividends on common stock:

Declared Date	Dividend per Share	Record Date	Payment Date
March 5, 2020	$0.035	March 19, 2020	April 2, 2020

During the three months ended March 31, 2020, the Company declared dividends of $27 million (or $0.035 per share). The amount of dividends settled in shares of common stock during that period was not material.
On May 7, 2020, the Company announced a dividend of $0.035 per share to common stockholders of record on June 18, 2020, which will be distributed on July 2, 2020.

Share Repurchase Program
In February 2019, the Company approved a share repurchase program (the “Repurchase Program”), which permitted the Company to repurchase up to $150 million of the Company’s shares of common stock through February 27, 2021. On March 23, 2020, the Company approved an increase of $75 million, inclusive of the amount then remaining under the Repurchase Program, in the authorized repurchase amount and an extension of the Repurchase Program through March 23, 2021.
The Company may effect these repurchases pursuant to one or more trading plans to be adopted in accordance with Rule 10b5-1 (each, a “10b5-1 plan”) under the Exchange Act, in privately negotiated transactions, in open market transactions, or pursuant to an accelerated share repurchase program. The Company intends to conduct the Share Repurchase Program in accordance with Rule 10b-18 under the Exchange Act.
During the three months ended March 31, 2020, there were no repurchases of any shares of common stock under the Repurchase Program and as of March 31, 2020, the Company had approximately $75 million remaining in the Repurchase Program.
During the three months ended March 31, 2019, the Company repurchased 3 million shares of common stock for approximately $22 million. All of the shares repurchased were treated as retirements and reduced the number of shares issued and outstanding. In addition, the Company recorded the excess of the purchase price over the par value per share as a reduction to additional paid-in capital.
Accumulated Other Comprehensive Loss
There were no material reclassifications out of AOCI during the three months ended March 31, 2020 and 2019.
9. Share-based Compensation
Share-based compensation expense totaled $23 million and $24 million during the three months ended March 31, 2020 and 2019, respectively.
Restricted Stock Units
During the three months ended March 31, 2020, the Company granted approximately 12 million restricted stock units (“RSUs”) under the 2018 Omnibus Incentive Plan (the “2018 Plan”). These RSUs are service-based awards with a three-year graded vesting period from the date of grant. The fair value of the RSUs is equal to the closing price per share of the Company’s common stock on the date of grant, which resulted in a weighted-average grant date fair value of $5.88.
Options
During the three months ended March 31, 2020, the Company granted approximately 9 million options under the 2018 Plan. These options are service-based awards with a three-year graded vesting period from the date of grant and have an exercise price equal to the closing price per share of the Company’s common stock on the date of grant, which resulted in a weight-average exercise price of $5.31, and a contractual term of ten years from the grant date.
The grant date fair values of options granted under the 2018 Plan were determined using the Black-Scholes valuation approach with the following assumptions:

For the Three Months Ended March 31, 2020
Risk-free interest rate	0.51% - 1.40%
Expected exercise term (years)	6.0
Expected dividend yield	2.2% - 2.7%
Expected volatility	45% - 46%

The risk-free interest rate was based on U.S. Treasury bonds with a zero-coupon rate. The Company did not have sufficient historical exercise data, and, as such, the Company leveraged estimates from prior option valuations as its best estimate of expected exercise term. The dividend yield was calculated by taking the annual dividend run-rate and dividing by the stock price at date of grant. The stock price volatility was implied based upon an average of historical volatilities of publicly traded companies in industries similar to the Company, as the Company did not have sufficient history to use as a basis for actual stock price volatility, and the Company’s debt to equity ratio.
During the three months ended March 31, 2020, the weighted-average grant date fair value for options granted was $1.77.

10. Net Loss Per Share
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
For purposes of the diluted net loss per share computation, all potential common shares that would be dilutive were excluded because their effect would be anti-dilutive due to the net loss available to common shares. As a result, basic net loss per share is equal to diluted net loss per share for the periods presented.
The computations of basic and diluted net loss per share for the periods presented are as follows:

	For the Three Months Ended
(in thousands, except per share amounts)	March 31, 2020	March 31, 2019
Numerator:
Net loss	$(300,293)	$(66,470)
Denominator:
Weighted-average shares outstanding, basic and diluted	759,092	756,252

Net loss per share, basic and diluted	$(0.40)	$(0.09)

11. Income Taxes
Unrecognized Tax Benefits
During the three months ended March 31, 2020, the Company increased its unrecognized tax benefits related to a charge associated with the Defenders Acquisition. The Company’s unrecognized tax benefits relate to tax years that remain subject to audit by the taxing authorities in the U.S. federal, state and local, and foreign jurisdictions. Based on the current status of its income tax audits, the Company does not believe that a significant portion of its unrecognized tax benefits will be resolved in the next twelve months.
Effective Tax Rate
The Company’s income tax benefit for the three months ended March 31, 2020 was $78 million, resulting in an effective tax rate for the period of 20.6%. The effective tax rate primarily represents the federal statutory rate of 21.0%, a state statutory tax rate, net of federal benefits, of 3.0%, a 2.4% unfavorable impact related to an increase in unrecognized tax benefits, and a 1.7% unfavorable impact from an increase in valuation allowances, primarily related to tax credits not expected to be utilized prior to expiration.
Income tax benefit for the three months ended March 31, 2019 was $22 million, resulting in an effective tax rate for the period of 25.2%. The effective tax rate primarily represents the federal income tax rate of 21.0%, a state statutory tax rate, net of federal benefits, of 0.5%, and a 3.1% favorable impact associated with the resolution of open tax years.
The effective tax rate can vary from period to period due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as changes in the overall state tax rate.
COVID-19 Pandemic
In response to the COVID-19 Pandemic, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law in the current period and included significant corporate income tax and payroll tax provisions aimed to provide economic relief to address the impact of the pandemic. The Company is continuing to assess these corporate tax provisions and expects to recognize favorable cash flow impacts related to the accelerated refund of previously generated alternative minimum tax credits, as well as from the deferral of remittance of certain 2020 payroll taxes, with 50% of the deferred amount due by the end of 2021, and the remainder due by the end of 2022. The Company also expects to benefit from an increase in the interest expense limitation from 30% to 50% for tax years 2019 and 2020.

12. Commitments and Contingencies
Purchase Obligations
There have been no material changes to the Company’s purchase obligations as compared to December 31, 2019.
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
The Company’s accrual for ongoing claims and lawsuits not within scope of an insurance program was not material and in most cases the Company has not accrued for any losses as the ultimate outcome or the range of possible loss cannot be estimated. The Company’s accrual for ongoing claims and lawsuits within scope of an insurance program totaled $109 million and $105 million as of March 31, 2020 and December 31, 2019, respectively.
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
Wage and Hour Class Actions
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

Unauthorized Employee Access
In April 2020, after investigating a customer inquiry, the Company disclosed that a Dallas-based Company technician had, during service visits, added his personal email address to 220 of the Company’s customers’ accounts, which provided this employee with varying levels of unauthorized personal access to such customers’ in-home security systems. While the Company has notified all such customers of this activity, and has reached resolution with several of these customers, the Company cannot be certain that others impacted will not make legal claims against the Company, either individually or as a class. Although the Company would vigorously defend any such unasserted claims, the ultimate outcome or the range of possible loss cannot currently be estimated.
13. Related Party Transactions
The Company’s related party transactions primarily relate to management, consulting, and transaction advisory services provided by Apollo, as well as monitoring and related services provided to or products and services received from other entities controlled by Apollo. There were no significant related party transactions for the three months ended March 31, 2020 and 2019.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
INTRODUCTION
The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements, the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Annual Report”), which was filed with the United States Securities and Exchange Commission (“SEC”) on March 10, 2020, to enhance the understanding of our financial condition, changes in financial condition, and results of operations. The following discussion and analysis contains forward-looking statements about our business, operations, and financial performance based on current plans and estimates that involve risks, uncertainties, and assumptions. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause such differences are discussed in the sections of this Quarterly Report on Form 10-Q titled “Cautionary Statements Regarding Forward-Looking Statements” and “Item 1A. Risk Factors.”
OVERVIEW
ADT Inc., together with its wholly owned subsidiaries (collectively, the “Company”, “we”, “our”, “us”, and “ADT”), is a leading provider of security, automation, and smart home solutions serving consumer and business customers in the United States (“U.S.”). We offer many ways to help protect customers by providing 24/7 professional monitoring services as well as delivering lifestyle-

driven solutions via professionally installed, do-it-yourself (“DIY”), mobile, and digital-based offerings for consumer, small business customers and larger commercial customers.
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
As of March 31, 2020, we served approximately 6.5 million recurring customers, excluding contracts monitored but not owned. We are one of the largest full-service companies with a national footprint and we deliver an integrated customer experience by maintaining the industry’s largest sales, installation, and service field force, as well as a 24/7 professional monitoring network.
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
Radio Conversion Costs
The providers of 3G and Code-Division Multiple Access (“CDMA”) cellular networks have notified us that they will be retiring their 3G and CDMA networks during 2022. Accordingly, during 2019 we commenced a program to replace the 3G and CMDA cellular equipment used in many of our security systems. We continue to estimate the range of net costs for this replacement program at $200 million to $325 million through 2022, of which we have incurred $32 million through March 31, 2020, and we expect to incur $50 million to $100 million of net costs during 2020, of which we have incurred $7 million for the three months ended March 31, 2020. This range is net of any revenue we collect from customers associated with these radio replacements and cellular network conversions. We seek to minimize these costs by converting customers during routine service visits whenever possible. The replacement program and pace of replacement are subject to change and may be influenced by cost-sharing opportunities with suppliers, carriers, and customers as well as new and innovative technologies.
COVID-19 Pandemic
During March 2020, the World Health Organization declared the outbreak of a novel coronavirus as a pandemic (the “COVID-19 Pandemic”), which has become increasingly widespread in the U.S. The COVID-19 Pandemic has had a notable impact on general economic conditions, including but not limited to the temporary closures of many businesses, “shelter in place” and other governmental regulations, and reduced consumer spending due to both job losses and other effects attributable to the COVID-19 Pandemic. As a result, we have adjusted certain aspects of our operations to protect employees and customers, which includes (i) the temporary suspension of door-to-door sales as well as a small portion of dealer and direct sales channel activities, (ii) the implementation of health checklists for employees interacting with customers in-person, and (iii) the implementation of work from home actions, including the majority of our call center professionals.
We believe our recurring revenue and highly variable subscriber acquisition cost model provides a solid financial foundation for strong cash flow generation. Accordingly, we anticipate having sufficient liquidity to continue providing essential services during the current challenging macroeconomic environment and the slowdown brought on by the COVID-19 Pandemic. While we have incurred additional costs associated with personal protective equipment for our employees and work from home actions, we have instituted various cost control measures such as certain hiring freezes and voluntary furloughs for employees. Furthermore, we believe the economic downturn and the increase in shelter in place requirements increase awareness of the need for security, which together with an anticipated lower volume of customer relocations, may counterbalance any increase in gross customer revenue attrition that we may experience as a result of reduced consumer or business spending caused by the COVID-19 Pandemic. Finally, we may see opportunities for additional acquisitions, continued investment in potential new revenue streams or capabilities, and low cost bulk account purchases.
We considered the emergence and pervasive economic impact of the COVID-19 Pandemic in our assessment of our financial position, results of operations, cash flows, and certain accounting estimates as of and for the three months ended March 31, 2020. Due to the evolving and uncertain nature of the COVID-19 Pandemic, it is reasonably possible that the effects of the COVID-19 Pandemic could materially impact our estimates and condensed consolidated financial statements in future reporting periods.
SIGNIFICANT EVENTS
The comparability of our results of operations has been impacted by the following:
Disposition of Canadian Operations
During November 2019, we sold ADT Security Services Canada, Inc. (“ADT Canada”) to TELUS Corporation (“TELUS”) for a selling price of $519 million (CAD $683 million), a portion of which was placed in escrow and remains subject to certain post-closing purchase price adjustments. In connection with the sale of ADT Canada, we entered into a transition services agreement with TELUS whereby we will provide certain post-closing services to TELUS related to the business of ADT Canada. Additionally, we entered into a non-competition and non-solicitation agreement with TELUS pursuant to which we will not have any operations in Canada, subject to limited exceptions for cross-border commercial customers and mobile safety applications, for a period of seven years. Finally, we entered into a patent and trademark license agreement with TELUS granting the usage of our trademarks and patents in Canada to TELUS for a period of seven years.

The sale of ADT Canada did not represent a strategic shift that will have a major effect on our operations and financial results, and therefore, did not meet the criteria to be reported as discontinued operations.
Defenders Acquisition
During January 2020, we acquired Defender Holdings, Inc. (“Defenders”) (the “Defenders Acquisition”), which represented the acquisition of our largest independent dealer, for total consideration of approximately $289 million, which consisted of cash paid of $172 million, net of cash acquired, and the issuance of approximately 16 million shares of our common stock with a fair value of $114 million. In connection with the Defenders Acquisition, we settled a pre-existing relationship with Defenders in the amount of $81 million.

Equipment Ownership Model Change
During February 2020, we launched a new revenue model initiative for certain residential customers which revised the amount and nature of fees due at installation, introduced a 60 month monitoring contract option, and introduced a new retail installment contract which allows qualifying residential customers to repay the fees due at installation over the course of a 24, 36, or 60 month period. Due to the requirements of our early third-party consumer financing arrangement, we also transitioned our security system ownership model to predominately customer owned (the “Equipment Ownership Model Change”).
During March 2020, we entered into an uncommitted receivables financing agreement (the “Securitization Financing Agreement”). The Securitization Financing Agreement provides us with an opportunity to obtain financing backed by the sale of retail installment contract receivables from transactions involving a security system that is sold outright to the customer. During April 2020, we amended the Securitization Financing Agreement to permit the financing backed by the sale of retail installment contract receivables from transactions in which we retain ownership of a security system, consistent with our historical ownership model. We currently expect that our ownership model will transition back to predominately Company-owned by the end of 2020.
In connection with the above and the Defenders Acquisition, our residential transactions during the three months ended March 31, 2020 were predominately transactions involving a security system that is sold outright to the customer as opposed to ownership remaining with the Company. In connection with our transition back to a Company-owned security system model, we will not experience the same level of revenue growth as reported in our results of operations for the three months ended March 31, 2020. We are in the early stages of our revenue model initiative and we cannot be certain that it, nor the ownership structure, will achieve the desired outcomes. Accordingly, the results of the revenue model initiative could have a material adverse effect on our business, financial condition, results of operations, cash flows, and key performance indicators.
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
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
The following table sets forth our condensed consolidated results of operations, summary cash flow data, and key performance indicators for the periods presented.

(in thousands, except as otherwise indicated)	For the Three Months Ended
Results of Operations:	March 31, 2020	March 31, 2019	$ Change
Monitoring and related services	$1,045,957	$1,070,415	$(24,458)
Installation and other	323,795	172,645	151,150
Total revenue	1,369,752	1,243,060	126,692
Cost of revenue (exclusive of depreciation and amortization shown separately below)	407,986	325,958	82,028
Selling, general and administrative expenses	453,227	324,509	128,718
Depreciation and intangible asset amortization	489,024	495,878	(6,854)
Merger, restructuring, integration, and other	108,794	6,279	102,515
Loss on sale of business	77	—	77
Operating (loss) income	(89,356)	90,436	(179,792)
Interest expense, net	(225,367)	(158,905)	(66,462)
Loss on extinguishment of debt	(65,843)	(21,561)	(44,282)
Other income	2,309	1,199	1,110
Loss before income taxes	(378,257)	(88,831)	(289,426)
Income tax benefit	77,964	22,361	55,603
Net loss	$(300,293)	$(66,470)	$(233,823)

Summary Cash Flow Data:
Net cash provided by operating activities	$250,229	$509,262	$(259,033)
Net cash used in investing activities	$(338,435)	$(400,065)	$61,630
Net cash provided by (used in) financing activities	$157,611	$(380,164)	$537,775

Key Performance Indicators: (1)
RMR	$339,182	$349,282	$(10,100)
Gross customer revenue attrition (percent)	13.5%	13.3%	20 bps
Adjusted EBITDA (2)	$539,489	$621,335	$(81,846)
Free Cash Flow (2)	$88,581	$163,334	$(74,753)
_______________________

(1)	Refer to the “—Key Performance Indicators” section for the definitions of these key performance indicators.

(2)	Adjusted EBITDA and Free Cash Flow are non-GAAP measures. Refer to the “—Non-GAAP Measures” section for the definitions of these terms and reconciliations to the most comparable GAAP measures.
Monitoring and Related Services Revenue
The decrease in monitoring and related services revenue was driven by a decrease in recurring revenue. Recurring revenue decreased from a reduction of revenue due to the sale of ADT Canada and customer attrition. These decreases were offset by improvements in average pricing, which was driven by the addition of new customers at higher rates as new customers generally select higher priced services as compared to our existing customers as well as price escalations in our existing customer base, and incremental revenue from recent acquisitions.
The decrease in RMR to $339 million as of March 31, 2020 from $349 million as of March 31, 2019 was primarily due to the sale of ADT Canada, which decreased RMR by approximately $16 million. The decrease in RMR was partially offset by an increase in RMR due to U.S. operations as a result of improvements in average pricing and recent acquisitions. As of March 31, 2020 and

March 31, 2019, gross customer revenue attrition was 13.5% and 13.3%, respectively. The increase in attrition was primarily due to a higher rate of voluntary disconnects partially offset by a lower rate of non-payment disconnects.
Installation and Other Revenue
The increase in installation and other revenue was primarily due to $146 million related to a higher volume of revenue from security equipment sold outright to customers as a result of the Defenders Acquisition and the Equipment Ownership Model Change, partially offset by a decrease due to the sale of ADT Canada.
As a result of our plan to revert certain of our residential transactions back to an ownership model in which ownership of a security system remains with the Company, we will not experience the same level of revenue growth as reported in our results of operations for the three months ended March 31, 2020.
Cost of Revenue
The increase in cost of revenue was primarily due to $89 million related to installation costs associated with a higher volume of sales where equipment is sold outright to customers as a result of the Defenders Acquisition and the Equipment Model Ownership Change, partially offset by a decrease due to the sale of ADT Canada. The increase in cost of revenue was partially offset by a decrease in field service costs primarily due to the sale of ADT Canada.
As a result of our plan to revert certain of our residential transactions back to an ownership model in which ownership of a security system remains with the Company, we will not experience the same level of an increase in cost of revenue as reported in our results of operations for the three months ended March 31, 2020.
Selling, General and Administrative Expenses
The increase in selling, general and administrative expenses was primarily due to $74 million of incremental expenses associated with the Defenders Acquisition, an increase of $28 million in bad debt expense (exclusive of incremental bad debt expense from recent acquisitions) due to the expected impact of the COVID-19 Pandemic and an increase in the volume of longer duration receivables, an increase in radio conversion costs of $16 million, as well as increases in selling costs, which includes amortization of deferred subscriber acquisition costs. These increases were partially offset by a reduction in expenses of $14 million due to the sale of ADT Canada.
Depreciation and Intangible Asset Amortization
The decrease in depreciation and intangible asset amortization expense was primarily due to a decrease of $23 million associated with the sale of ADT Canada, partially offset by an increase of $16 million associated with the amortization of customer contracts acquired under the ADT Authorized Dealer Program.
Merger, Restructuring, Integration, and Other
The increase in merger, restructuring, integration, and other was primarily due to a charge of $81 million associated with the settlement of a pre-existing relationship and $8 million due to fair value remeasurements on a strategic investment.
Interest Expense, net
The increase in interest expense, net was primarily due to (i) $66 million related to the changes in fair value of interest rate swap contracts as a result of cash flow hedges no longer being highly effective in connection with changes in the interest rate environment in response to the ongoing COVID-19 Pandemic, and (ii) an increase of $29 million related to the issuance of approximately $2 billion of first lien notes during 2019. These increases were partially offset by a decrease in interest expense of $26 million related to our second lien notes due to the timing of partial redemptions during 2019 as well as a reduction in interest rate due to refinancing during January 2020.
Loss on Extinguishment of Debt
During the three months ended March 31, 2020, loss on extinguishment of debt totaled $66 million and related to the call premium and write-off of unamortized deferred financing costs in connection with the redemption of second lien notes during February 2020.
During the three months ended March 31, 2019, loss on extinguishment of debt totaled $22 million and related to the call premium and the partial write-off of unamortized deferred financing costs in connection with the $300 million partial redemption of our second lien notes during February 2019.
Income Tax Benefit
Income tax benefit for the three months ended March 31, 2020 was $78 million, resulting in an effective tax rate for the period of 20.6%. The effective tax rate primarily represents the federal statutory rate of 21.0%, a state statutory tax rate, net of federal benefits, of 3.0%, a 2.4% unfavorable impact related to an increase in unrecognized tax benefits, and a 1.7% unfavorable impact from an increase in valuation allowances, primarily related to tax credits not expected to be utilized prior to expiration.
Income tax benefit for the three months ended March 31, 2019 was $22 million, resulting in an effective tax rate for the period of 25.2%. The effective tax rate primarily represents the federal income tax rate of 21.0%, a state statutory tax rate, net of federal benefits, of 0.5%, and a 3.1% favorable impact associated with the resolution of open tax years.
The effective tax rate can vary from period to period due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as changes in the overall state tax rate.
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

Adjusted EBITDA
The table below reconciles Adjusted EBITDA to net loss for the periods presented.

	For the Three Months Ended
(in thousands)	March 31, 2020	March 31, 2019	$ Change
Net loss	$(300,293)	$(66,470)	$(233,823)
Interest expense, net	225,367	158,905	66,462
Income tax benefit	(77,964)	(22,361)	(55,603)
Depreciation and intangible asset amortization	489,024	495,878	(6,854)
Amortization of deferred subscriber acquisition costs	22,627	18,232	4,395
Amortization of deferred subscriber acquisition revenue	(29,477)	(24,339)	(5,138)
Share-based compensation expense	23,499	23,710	(211)
Merger, restructuring, integration, and other	108,794	6,279	102,515
Loss on sale of business	77	—	77
Loss on extinguishment of debt	65,843	21,561	44,282
Radio conversion costs, net(1)	6,639	—	6,639
Financing and consent fees(2)	5,250	1,003	4,247
Foreign currency gains(3)	—	(831)	831
Acquisition related adjustments(4)	1,377	7,756	(6,379)
Other(5)	(1,274)	2,012	(3,286)
Adjusted EBITDA	$539,489	$621,335	$(81,846)
___________________

(1)	Represents costs, net of any incremental revenue earned, associated with replacing cellular technology used in many of our security systems pursuant to a replacement program.

(2)	Represents fees expensed associated with financing transactions.

(3)	Represents the conversion of intercompany loans that are denominated in Canadian dollars to U.S. dollars.

(4)	Represents amortization of purchase accounting adjustments and compensation arrangements related to acquisitions.

(5)	Represents other charges and non-cash items.
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
The decrease in Adjusted EBITDA was primarily related to (i) an increase in selling, general and administrative expenses, excluding items outside of our definition of Adjusted EBITDA, largely due to the Defenders Acquisition and (ii) the sale of ADT Canada. The decrease was partially offset by an increase from transactions in which equipment is sold outright to customers, net of the associated costs.
As a result of our plan to revert certain of our residential transactions back to an ownership model in which ownership of a security system remains with the Company, we will not experience the same level of impact to Adjusted EBITDA as reported in our results of operations for the three months ended March 31, 2020.
Refer to the discussions above under “—Results of Operations” for further details.
Free Cash Flow
The table below reconciles Free Cash Flow to cash flows from operating activities for the periods presented.

	For the Three Months Ended
(in thousands)	March 31, 2020	March 31, 2019	$ Change
Net cash provided by operating activities	$250,229	$509,262	$(259,033)
Dealer generated customer accounts and bulk account purchases	(62,247)	(163,333)	101,086
Subscriber system assets	(64,830)	(144,888)	80,058
Capital expenditures	(34,571)	(37,707)	3,136
Free Cash Flow	$88,581	$163,334	$(74,753)

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
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
We expect our ongoing sources of liquidity to include cash generated from operations, as well as borrowings under our revolving credit facility and securitization financing agreement and the issuance of equity and/or debt securities as appropriate given market conditions. Our future cash needs are expected to include cash for operating activities, working capital, capital expenditures, strategic investments, periodic principal and interest payments on our debt, and potential dividend payments to our stockholders. We may, from time to time, seek to repay, redeem, repurchase, or refinance our indebtedness, or seek to retire or purchase our outstanding securities through cash purchases in the open market or through privately negotiated transactions or through a 10b5-1 repurchase plan or otherwise, and any such transactions may involve material amounts. We believe our cash position, borrowing capacity available under our revolving credit facility and securitization financing agreement, and cash provided by operating activities are, and will continue to be, adequate to meet our operational and business needs in the next twelve months as well as our long-term liquidity needs.
We are a highly leveraged company with significant debt service requirements. As of March 31, 2020, we had $118 million in cash and cash equivalents and $180 million available under our revolving credit facility. In addition, we anticipate from time to time we will be able to receive financing through our Securitization Financing Agreement in an aggregate amount of up to $200 million depending on the generated volume of eligible retail installment contract receivables that can be sold under our Securitization Financing Agreement. The carrying amount of total debt outstanding was approximately $10.0 billion as of March 31, 2020.
Long-Term Debt
Significant changes in our debt during the three months ended March 31, 2020 were as follows:
First Lien Credit Agreement
As of March 31, 2020, we had an outstanding balance of $220 million and an available borrowing capacity of $180 million under our first lien revolving credit facility (the “First Lien Revolving Credit Facility”).
Second Lien Notes due 2028
During January 2020, we issued $1.3 billion aggregate principal amount of 6.250% second-priority senior secured notes due 2028 (the “Second Lien Notes due 2028”). The proceeds from the Second Lien Notes due 2028, along with cash on hand and borrowings under the First Lien Revolving Credit Facility, were used to redeem the outstanding $1.2 billion aggregate principal amount of our 9.250% second-priority senior secured notes due 2023 (the “Prime Notes”) and pay any related fees and expenses, including the call premium on the Prime Notes. The deferred financing costs incurred in connection with the issuance of the Second Lien Notes due 2028 were not material.
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

Additionally, upon the occurrence of specified change of control events, we must offer to repurchase the Second Lien Notes due 2028 at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the purchase date. The indenture governing the Second Lien Notes due 2028 also provides for customary events of default.
Prime Notes
The indenture underlying the outstanding $1.2 billion aggregate principal amount of the Prime Notes was discharged during January 2020 and the Prime Notes were redeemed during February 2020 for a total redemption price of approximately $1.3 billion, which included the related call premium.
Securitization Financing Agreement
During March 2020, we entered into the Securitization Financing Agreement, which permits securitization financing of up to $200 million and matures on March 5, 2021, subject to extension, and bears interest at variable rates. The Securitization Financing Agreement provides us with an opportunity to obtain financing backed by the sale of retail installment contract receivables from transactions involving a security system that is sold outright to the customer. During April 2020, we amended the Securitization Financing Agreement to permit the financing backed by the sale of retail installment contract receivables from transactions in which we retain ownership of a security system.
We will sell or contribute the retail installment contract receivables to our wholly-owned consolidated bankruptcy-remote special purpose entity (the “SPE”), and the SPE will obtain financing backed by the retail installment contract receivables. The SPE is a separate legal entity with its own creditors who will be entitled, prior to and upon the liquidation of the SPE, to be satisfied out of the SPE’s assets prior to any assets in the SPE becoming available to us. Accordingly, the assets of the SPE are not available to pay our creditors (other than the SPE), although collections from these retail installment contract receivables in excess of amounts required to repay the SPE’s creditors may be remitted to us during and after the term of the Securitization Financing Agreement.
As of March 31, 2020, there were no sales of any retail installment contract receivables pursuant to the Securitization Financing Agreement.
Debt Covenants
As of March 31, 2020, we were in compliance with all financial covenant and other maintenance tests for all our debt obligations.
Dividends
During the three months ended March 31, 2020, we declared the following dividends on common stock:

Declared Date	Dividend per Share	Record Date	Payment Date
March 5, 2020	$0.035	March 19, 2020	April 2, 2020
During the three months ended March 31, 2020, we declared dividends of $27 million (or $0.035 per share). The amount of dividends settled in shares of common stock during that period was not material.
On May 7, 2020, we announced a dividend of $0.035 per share to common stockholders of record on June 18, 2020, which will be distributed on July 2, 2020.
Share Repurchase Program
On February 27, 2019, we approved a share repurchase program (the “Repurchase Program”), which permits us to repurchase up to $150 million of our shares of common stock through February 27, 2021. We announced the Repurchase Program on March 11, 2019. On March 23, 2020, we approved an increase of $75 million, inclusive of the amount then remaining under the Repurchase Program, in the authorized repurchase amount and an extension of the Repurchase Program through March 23, 2021.
We may effect these repurchases pursuant to one or more trading plans to be adopted in accordance with Rule 10b5-1 (each, a “10b5-1 plan”) under the Exchange Act, in privately negotiated transactions, in open market transactions, or pursuant to an accelerated share repurchase program. We intend to conduct the Share Repurchase Program in accordance with Rule 10b-18 under the Exchange Act. We are not obligated to repurchase any of our shares of common stock and the timing and amount of any repurchases will depend on legal requirements, market conditions, stock price, alternative uses of capital, and other factors.
During the three months ended March 31, 2020, there were no repurchases of any shares of our common stock under the Repurchase Program and as of March 31, 2020, we had approximately $75 million remaining in the Repurchase Program.
Cash Flow Analysis
The following table is a summary of our cash flow activity for the periods presented:

	For the Three Months Ended
(in thousands)	March 31, 2020	March 31, 2019	$ Change
Net cash provided by operating activities	$250,229	$509,262	$(259,033)
Net cash used in investing activities	$(338,435)	$(400,065)	$61,630
Net cash provided by (used in) financing activities	$157,611	$(380,164)	$537,775
Cash Flows from Operating Activities
The decrease in cash flows provided by operating activities was primarily due to (i) $81 million related to the settlement of a pre-existing relationship in connection with the Defenders Acquisition, (ii) an increase in interest payments of $66 million as a result of changes to the timing of interest payments as a result of our recent financing transactions, (iii) an increase in selling, general and administrative expenses largely due to the Defenders Acquisition, (iv) an increase in the volume of certain transactions in which equipment was sold outright to customers, and (v) the sale of ADT Canada. The remainder of the activity in cash flows provided by operating activities related to changes in assets and liabilities due to the volume and timing of other operating cash receipts and payments with respect to when the transactions are reflected in earnings.
Refer to the discussions above under “—Results of Operations” for further details.
Cash Flows from Investing Activities
The decrease in cash flows used in investing activities was primarily due to (i) a decrease in the volume of dealer additions and an advance payment received for dealer charge-backs in connection with the Defenders Acquisition, and (ii) a decrease in the amount of subscriber capital expenditures as a result of the Equipment Model Ownership Change. These decreases were partially offset by an increase in cash used for business acquisitions, net of cash acquired, of $126 million primarily due to the Defenders Acquisition.
Cash Flows from Financing Activities
During the three months ended March 31, 2020, net cash provided by financing activities primarily consisted of $202 million related to the net proceeds of long-term borrowings, which was partially offset by (i) $26 million related to dividend payments on common stock and (ii) $14 million related to the payment of deferred financing fees.
During the three months ended March 31, 2019, net cash used in financing activities primarily consisted of (i) $332 million related to the net repayments of long-term borrowings, (ii) $26 million related to dividend payments on common stock, and (iii) $22 million related to repurchases of common stock.
COMMITMENTS AND CONTRACTUAL OBLIGATIONS
In our 2019 Annual Report, we disclosed our commitments and contractual obligations. There have been no material changes to these commitments and contractual obligations except for the changes to our long-term debt during the three months ended March 31, 2020, as described above. Refer to the discussion above under “—Liquidity and Capital Resources” for further details regarding significant changes to our long-term debt.
OFF-BALANCE SHEET ARRANGEMENTS
There have been no material changes to our off-balance sheet arrangements as disclosed in our 2019 Annual Report during the three months ended March 31, 2020.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The accompanying condensed consolidated financial statements are prepared in accordance with GAAP, which requires us to select accounting policies and make estimates that affect amounts reported in the condensed consolidated financial statements and the accompanying notes. Management’s estimates are based on the relevant information available at the end of each period. Actual results could differ materially from these estimates under different assumptions or market conditions. In our 2019 Annual Report, we identified our accounting policies that are based on, among other things, estimates and judgments made by management that include inherent risks and uncertainties.
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
Forward-looking information involves risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such statements, including without limitation, the effects of the COVID-19 Pandemic on our results of operations and business, and the risks and uncertainties disclosed or referenced in Part II Item 1A. of this report under the heading “Risk Factors.” Therefore, caution should be taken not to place undue reliance on any such forward-looking statements. Much of the information in this report that looks toward future performance of the Company is based on various factors and important assumptions about future events that may or may not actually occur. As a result, our operations and financial results in the future could differ materially and substantially from those we have discussed in the forward-looking statements included in the Quarterly Report. We assume no obligation (and specifically disclaim any such obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our operations expose us to a variety of market risks, including the effects of changes in interest rates. We monitor and manage these financial exposures as an integral part of our overall risk management program. Our policies allow for the use of specified financial instruments for hedging purposes only. Use of derivatives for speculation purposes is prohibited.
Interest Rate Risk

We have both fixed-rate and variable rate debt, and, as a result, we are exposed to fluctuations in interest rates on our debt. We have interest rate swap contracts to hedge our interest rate exposure on our variable rate debt, however, certain of our variable rate debt instruments are subject to a one-percent floor on interest payments while our interest rate swap contracts do not include a floor. If the one month LIBOR interest rate increases above one percent, the increase in our debt service obligations on most of our variable-rate indebtedness will be neutralized as we have entered into interest rate swaps that hedge any increase in the one month LIBOR rate above one percent. If one month LIBOR rates are below one percent, even though the amount borrowed remains the same, our net income and cash flows, including cash available for servicing our indebtedness will decrease by the difference between one percent and the one month LIBOR rate because our variable rate debt has an interest floor of one percent while the corresponding interest rate swaps do not have a LIBOR floor.
As a result of changes in the interest rate environment in response to macroeconomic decline due to the ongoing COVID-19 Pandemic, our interest rate swap contracts designated as cash flow hedges with an aggregate notional amount of $3 billion were no longer highly effective during March 2020 and as of March 31, 2020. Accordingly, we de-designated the cash flow hedges and the changes in fair value for the period in which these cash flow hedges were no longer highly effective were recognized in interest expense, net. Amounts recognized as a component of AOCI prior to de-designation will be reclassified into interest expense, net in the same period in which the related interest on variable-rate debt affects earnings through the maturity dates of the cash flow hedges.
The changes in fair values of interest rate swap contracts recognized in interest expense, net in the Condensed Consolidated Statements of Operations were losses of $70 million and $4 million during the three months ended March 31, 2020 and 2019, respectively.
As of March 31, 2020, the carrying amount of our debt, excluding finance leases, was $9.9 billion with a fair value of $9.3 billion. In addition, we had interest rate swap contracts with aggregate notional amounts of $3.2 billion with a fair value of $285 million as a net liability. As of March 31, 2020, a hypothetical 10% change in interest rates would change the fair value of our debt by approximately $287 million based on the implied yield from broker-quoted market prices on our debt, while a similar change in interest rates would change the fair value of our interest rate swap contracts by approximately $19 million based on a discounted cash flow analysis. Additionally, any 0.125% decrease in LIBOR rates below 1.0% would result in an increase of approximately $4 million in annualized interest expense on our variable-rate term loan, including the impact of our interest rate swaps.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2020, our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting, within the time periods specified in the SEC’s rules and forms, information required to be disclosed in the reports that we file or submit under the Exchange Act, and that such information was accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in our management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the three months ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
See Note 12 “Commitments and Contingencies” to the condensed consolidated financial statements under the heading “Legal Proceedings” included in this Quarterly Report on Form 10-Q for legal proceedings and related matters.
ITEM 1A. RISK FACTORS.
Our significant business risks are described in Part I, Item 1A. in our 2019 Annual Report, as filed with the SEC on March 10, 2020 and in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K filed with the SEC since such date. You should be aware that these risk factors and other information may not describe every risk facing the Company. In addition to the risks disclosed in such filings, following is an additional and an updated risk factor with respect to our business.
The COVID-19 Pandemic could have a significant negative impact on our employees, our customers, our suppliers and our ability to carry on our normal operations given its impact on the economy generally, as well as the resulting “shelter in place” and other operational requirements we must adhere to, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We are currently monitoring the impact of the novel coronavirus (COVID-19) pandemic and the reactions resulting therefrom (the “COVID-19 Pandemic”) on all aspects of our business. This includes the health of our employees, the protection of our customers, and our ability to continue to operate all aspects of our operations. Our employees are susceptible to COVID-19 in the ordinary course of their work. While we seek to protect our employees’ health through various initiatives, we cannot be certain that our employees will not contract COVID-19, be required to quarantine as a result of coming in contact with others who have the disease, or be unable to work in order to care for someone with the disease. Any such instances, whether on a large scale basis or concentrated in any one area of the business could have a material adverse effect on our business, financial condition, results of operations, and cash flows. The health and safety of our customers is also a top priority and we similarly take precautions to protect their health and wellbeing. The refusal of customers to allow us to enter their residences or businesses due to the fear of COVID-19 could have a material impact on our business, and the spreading of the disease between our customers and our employees could interrupt our operations, result in legal claims and damage our brand. Any such result could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We rely on monitoring centers and customer care centers as an integral part of our ongoing business operations. While we have taken steps to enable the majority of the employees who staff these operations to conduct their jobs from home, the closure of any such site or the widespread illness of the employees remaining in any such site could result in a material disruption to our business. Similarly, our new work from home environment could subject us to the failure of the communications networks serving our employees which we no longer control and who may not have sufficient back up capabilities. In addition, this new work from home environment results in more home access points that are susceptible to cybersecurity attacks, such as computer hacking, computer viruses, worms or other malicious software or malicious activities. In addition, our monitoring centers are listed by Underwriters Laboratories (“U.L.”) and must meet certain requirements to maintain that listing. Permitting some of our monitoring center employees to work from home during the duration of the COVID-19 Pandemic or for any period of time thereafter may impact our UL listing and our ability to provide our services in situations where a UL listing is required. Our employees who work from home may also experience a decrease in the quality of job performance, whether immediate or over time. Any such impact with respect to our employees who are working from home could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Any continued widespread growth in infections could also result in additional travel restrictions or additional “shelter-in-place” mandates that further impact the ability of our employees to reach our operations, be available to install new or repair existing systems within residential homes or commercial operations, or to enter such homes or commercial operations. The continuation of infections has resulted, and could continue to result, in a change in policy of emergency responders in certain jurisdictions who have declined, and may continue temporarily or permanently to decline, to respond to certain verified or non-verified burglar alarm calls from our monitoring centers or from our employees who are working from home, and bans on businesses may continue or expand in certain jurisdictions with only limited exceptions. Such bans, which could impact us directly should we fail to fall within a permissible exception, and which could also result in future sustained business closures among our customer and potential customer bases, would magnify the negative impact already experienced across our operations and, most significantly, within our commercial operations. Any such impact on our employees, first responders, customers, operations, or business generally, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Our dealers and suppliers may be similarly impacted by the COVID-19 Pandemic. Our indirect channel customers are generated mainly through our network of agreements with third-party independent alarm dealers who sell alarm equipment and ADT Authorized Dealer-branded monitoring and interactive services to end users. These dealers face many of the same challenges we face due to the COVID-19 Pandemic and the impact on their respective employees, customers and operations generally. These dealers may not have sufficient financial strength or operational diversity to enable them to maintain their operations throughout the COVID-19 Pandemic. We may also find that it is difficult or impossible to receive equipment from our suppliers or that we have an impaired ability to deliver products and services to customers, or to even make repairs, on a timely basis. If we experience such disruptions, we may experience customer dissatisfaction and potential loss of confidence, and liabilities to customers or other third parties, each of which could harm our reputation and impact future revenues from these customers. We could also be subject to claims or litigation with respect to losses caused by such disruptions. Our property and business interruption insurance and our cyber liability insurance may not be sufficient to fully cover these losses, or any of the other losses we may experience as a result of the COVID-19 Pandemic, many of which we may not even be able to contemplate or quantify at this time, and such insurance may not cover a particular event at all. Any of these outcomes could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
The COVID-19 Pandemic has also caused significant disruption to and volatility within the financial markets. A long-term refusal of residential or commercial customers to allow us to access their premises, significant cancellations or non-payment of accounts, or an inability to obtain new customers, could impact our liquidity. We may not be able to timely access the financial markets or be able to do so on terms that are favorable to us, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We are also concerned with the unknown potential impacts that could result should cases of COVID-19 re-emerge in jurisdictions which begin to reopen for business and / or no longer require social distancing. Some experts have predicted that the pre-mature re-opening of a jurisdiction could result in even more devastating consequences than existed at the time of the original closure. Even if current containment efforts, or warmer summer weather, lead to dramatic reductions in COVID-19 cases, we are also concerned with the uncertainty around subsequent re-emergence of COVID-19 in the Fall of 2020. Some experts have predicted that COVID-19 will re-emerge at that time and cause additional significant disruptions in the economy continuing into 2021. If any of these predictions prove accurate, we may experience a material adverse effect on our business, financial condition, results of operations, and cash flows.
The COVID-19 Pandemic may also exacerbate the risks disclosed in our Annual Report, including, but not limited to: our ability to comply with the terms of our indebtedness, our ability to generate revenues, earn profits and maintain adequate liquidity, our ability to service existing and attract new customers, maintain our overall competitiveness in the market, the potential for significant fluctuations in demand for our services, overall industry trends impacting our business, as well as potential volatility in our stock price.
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
In addition, we may also collect and retain other sensitive types of data, including audio recordings of telephone calls and video images of customer sites. We must comply with applicable federal and state laws and regulations governing the collection, retention, processing, storage, disclosure, access, use, security, and privacy of such information in addition to our own posted information security and privacy policies and applicable industry standards. The legal, regulatory, and contractual environment surrounding the foregoing continues to evolve, and there has been an increasing amount of focus on privacy and data security issues with the potential to affect our business. These privacy and data security laws, regulations, and standards, as well as contractual requirements, could increase our cost of doing business, and failure to comply with these laws, regulations, standards, and contractual requirements could result in government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity. In the event of a breach of personal information that we hold or that is held by third parties on our behalf, we may be subject to governmental fines, individual and class action claims, remediation expenses, and/or harm to our reputation. In April 2020, after investigating a customer inquiry, we disclosed that a Company technician had, during service visits, added his personal email address to 220 of our customers’ accounts, which provided this employee with varying levels of unauthorized personal access to such customers’ in-home security systems, including, in some cases, video streams, over a period of several years. We immediately terminated this employee. While we have notified all such customers of this activity, and have reached resolution with several of these customers, we cannot be certain that others impacted will not make legal claims against us, either individually or as a class.

Although we would vigorously defend any claim that we feel is unsupported by the facts or which seeks an unreasonable amount of damages, we could incur significant legal costs in defending such claims or in the ultimate resolution of such claims, and we may suffer reputational harm and damage to our brand as a result of such claims or any related publicity. Further, if we fail to comply with applicable privacy and security laws, regulations, policies, and standards; properly protect the integrity and security of our facilities and systems and the data located within them; or defend against cybersecurity attacks; or if our third-party service providers, partners, or vendors fail to do any of the foregoing with respect to data and information assessed, used, stored, or collected on our behalf; or if we fail to successfully defend against any matters that may arise as a result of the rogue conduct of the technician as described above or should we fail to prevent future rogue actors from undertaking similar actions, our business, reputation, financial condition, results of operations, and cash flows could be materially adversely affected.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Recent Sales of Unregistered Equity Securities
As previously disclosed in our Current Report on Form 8-K filed with the SEC on January 7, 2020, we issued shares of common stock as consideration in the Defenders Acquisition in reliance on the exemption provided by Section 4(a)(2) of the Securities Act.
Use of Proceeds from Registered Equity Securities
We did not receive any proceeds from sales of registered equity securities during the three months ended March 31, 2020.
Issuer Purchases of Equity Securities
On February 27, 2019, we approved a share repurchase program (the “Repurchase Program”), which permits us to repurchase up to $150 million of our shares of common stock through February 27, 2021. We announced the Repurchase Program on March 11, 2019. On March 23, 2020, we approved an increase of $75 million, inclusive of the amount then remaining under the Repurchase

Program, in the authorized repurchase amount and an extension of the Repurchase Program through March 23, 2021.
We may effect these repurchases pursuant to one or more trading plans to be adopted in accordance with Rule 10b5-1 (each, a “10b5-1 plan”) under the Exchange Act, in privately negotiated transactions, in open market transactions, or pursuant to an accelerated share repurchase program. We intend to conduct the Share Repurchase Program in accordance with Rule 10b-18 under the Exchange Act. We are not obligated to repurchase any of our shares of common stock and the timing and amount of any repurchases will depend on legal requirements, market conditions, stock price, alternative uses of capital, and other factors.
During the three months ended March 31, 2020, there were no repurchases of any shares of our common stock under the Repurchase Program and as of March 31, 2020, we had approximately $75 million remaining in the Repurchase Program.
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

4.16	Fifteenth Supplemental Indenture, dated as of November 14, 2019, under 2012 Base Indenture, by and among The ADT Security Corporation, I-View Now LLC and Wells Fargo Bank, National Association
4.17
Sixteenth Supplemental Indenture, dated as of January 31, 2020, under 2012 Base Indenture, by and among The ADT Security Corporation, Defender Security Canada, Inc., ADT MS2 LLC, DPL Two LLC, Defenders LLC, Home Defender, Inc. and Wells Fargo Bank, National Association

4.18	Indenture, dated as of May 2, 2016, by and between Prime Security One MS, Inc. and the Wells Fargo Bank, National Association
4.19	First Supplemental Indenture, dated as of May 2, 2016, by and among The ADT Corporation, the guarantors party thereto and the Wells Fargo Bank, National Association
4.20	Second Supplemental Indenture, dated as of August 9, 2016, by and between The ADT Corporation, the Notes Guarantors and Wells Fargo Bank, National Association
4.21	Third Supplemental Indenture, dated as of November 15, 2017, by and among The ADT Security Corporation, Datashield, LLC and Wells Fargo Bank, National Association
4.22	Fourth Supplemental Indenture, dated as of April 18, 2018, by and among The ADT Security Corporation, the guarantors party thereto and Wells Fargo Bank, National Association
4.23	Fifth Supplemental Indenture, dated as of August 17, 2018, by and among The ADT Security Corporation, MSA Systems Integration, Inc. and Wells Fargo Bank, National Association
4.24	Sixth Supplemental Indenture, dated as of January 7, 2019, by and among The ADT Security Corporation, the guarantors party thereto and Wells Fargo Bank, National Association
4.25	Seventh Supplemental Indenture, dated as of January 30, 2019 by and among the ADT Security Corporation, Advanced Cabling Systems, LLC and Wells Fargo Bank, National Association
4.26	Eighth Supplemental Indenture, dated as of March 12, 2019 by and among the ADT Corporation, LifeShield, LLC, LifeShield Security LLC and Wells Fargo Bank, National Association
4.27	Ninth Supplemental Indenture, dated as of November 14, 2019, by and among The ADT Security Corporation, I-View Now LLC and Wells Fargo Bank, National Association
4.28
Tenth Supplemental Indenture, dated as of January 31, 2020, by and among The ADT Security Corporation, Defender Security Canada, Inc., ADT MS2 LLC, DPL Two LLC, Defenders LLC, Home Defender, Inc. and Wells Fargo Bank, National Association

4.29	Second Lien Notes Indenture, dated as of May 2, 2016, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., Prime Guarantors and Wells Fargo Bank, National Association
4.30	Second Lien Notes Supplemental Indenture, dated as of May 2, 2016, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., Prime Guarantors and ADT Guarantors
4.31
Second Lien Notes Second Supplemental Indenture, dated as of November 15, 2017, by and among Prime Security Services Borrower, LLC, Prime Finance Inc., Datashield, LLC and Wells Fargo Bank, National Association

4.32
Second Lien Notes Third Supplemental Indenture, dated as of April 18, 2018, by and among Prime Security Services Borrower, LLC, Prime Finance Inc., the guarantors party thereto and Wells Fargo Bank, National Association

4.33
Second Lien Notes Fourth Supplemental Indenture, dated as of August 17, 2018, by and among Prime Security Services Borrower, LLC, Prime Finance Inc., MSA Systems Integration, Inc. and Wells Fargo Bank, National Association

4.34
Second Lien Notes Fifth Supplemental Indenture, dated as of January 7, 2019, by and among Prime Security Services Borrower, LLC, Prime Finance Inc., the guarantors party thereto and Wells Fargo Bank, National Association

4.35
Second Lien Notes Sixth Supplemental Indenture, dated as of January 30, 2019, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., Advanced Cabling Systems, LLC and Wells Fargo Bank, National Association

4.36
Second Lien Notes Seventh Supplemental Indenture, dated as of March 12, 2019, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., LifeShield, LLC, LifeShield Security LLC and Wells Fargo Bank, National Association

4.37
Second Lien Notes Eighth Supplemental Indenture, dated as of November 14, 2019, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., I-View Now LLC and Wells Fargo Bank, National Association

4.38
Indenture, dated as of April 4, 2019, by and among Prime Security Services Borrower, LLC, Prime Finance Inc., the guarantors party thereto from time to time, and Wells Fargo Bank, National Association, as trustee, relating to the $750 million aggregate principal amount of 5.250% first-priority senior secured notes due 2024.

4.39	First Supplemental Indenture, dated as of November 14, 2019, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., I-View Now LLC and Wells Fargo Bank, National Association
4.40
Second Supplemental Indenture, dated as of January 31, 2020, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc. , Defender Security Canada, Inc., ADT MS2 LLC, DPL Two LLC, Defenders LLC, Home Defender, Inc. and Wells Fargo Bank, National Association

4.41
Indenture, dated as of April 4, 2019, by and among Prime Security Services Borrower, LLC, Prime Finance Inc., the guarantors party thereto from time to time, and Wells Fargo Bank, National Association, as trustee, relating to the $750 million aggregate principal amount of 5.750% first-priority senior secured notes due 2026.

4.42
First Supplemental Indenture, dated as of September 23, 2019, by and among Prime Security Services Borrower, LLC, Prime Finance Inc., the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee, relating to the $600 million aggregate principal amount of 5.750% first-priority senior secured notes due 2026

4.43	Second Supplemental Indenture, dated as of November 14, 2019, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., I-View Now LLC and Wells Fargo Bank, National Association
4.44
Third Supplemental Indenture, dated as of January 31, 2020, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc. , Defender Security Canada, Inc., ADT MS2 LLC, DPL Two LLC, Defenders LLC, Home Defender, Inc. and Wells Fargo Bank, National Association

4.45
Indenture, dated as of January 28, 2020, by and among Prime Security Services Borrower, LLC, Prime Finance Inc., the guarantors party thereto from time to time and Wells Fargo Bank, National Association, as trustee, relating to the $1,300 6.250% Second-Priority Senior Secured Notes due 2028

4.46
First Supplemental Indenture, dated as of January 31, 2020, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc. , Defender Security Canada, Inc., ADT MS2 LLC, DPL Two LLC, Defenders LLC, Home Defender, Inc. and Wells Fargo Bank, National Association

4.47	Description of Securities
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

10.6
Subsidiary Guarantee Agreement (First Lien), dated July 1, 2015, among the Subsidiaries of Prime Security Services Borrower, LLC named therein and Credit Suisse AG, Cayman Islands Branch, as Collateral Agent

10.7
Supplement No. 1, dated as of May 2, 2016, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Securities Services Borrower, LLC and Barclays Bank PLC, as Collateral Agent

10.8
Supplement No. 2, dated as of October 31, 2017, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent

10.9
Supplement No. 3, dated as of January 22, 2018, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent

10.10
Supplement No. 4, dated as of February 28, 2018, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent

10.11
Supplement No. 5, dated as of August 17, 2018, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent

10.12
Supplement No. 6, dated as of January 7, 2019, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent

10.13
Supplement No. 7, dated as of January 30, 2019, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent

10.14
Supplement No. 8, dated as of March 11, 2019, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent

10.15
Holdings Guarantee and Pledge Agreement (First Lien), dated and effective as of July 1, 2015, between Prime Security Services Holdings, LLC, as Holdings, and Credit Suisse AG, Cayman Islands Branch, as Collateral Agent

10.16
Collateral Agreement (First Lien), dated as of July 1, 2015 among Prime Security Services Borrower, LLC, each Subsidiary of Prime Security Services Borrower, LLC from time to time identified therein as a party and Barclays Bank PLC, as collateral agent

10.17
Collateral Agreement (Second Lien), dated as of May 2, 2016, among Prime Security Services Borrower, LLC, as Issuer, Prime Finance Inc., as Co-Issuer, each Subsidiary Guarantor party thereto and Wells Fargo Bank, National Association, as Collateral Agent

10.18
Collateral Agreement (Second Lien), dated as of January 28, 2020, among Prime Security Services Borrower LLC, as Issuer, Prime Finance, Inc., as Co-Issuer, each Subsidiary Guarantor party thereto and Wells Fargo Bank, National Association, as Collateral Agent

10.19
First Lien/First Lien Intercreditor Agreement, dated as of May 2, 2016 among Barclays Bank PLC, as Collateral Agent, Barclays Bank PLC, as Authorized Representative under the Credit Agreement, Wells Fargo Bank, National Association, as the Initial Other Authorized Representative, and each additional Authorized Representative from time to time party hereto relating to Prime Security Services Borrower, LLC

10.20
First Lien/Second Lien Intercreditor Agreement, dated as of July 1, 2015, between Credit Suisse AG, Cayman Islands Branch, as First Lien Facility Agent and Applicable First Lien Agent, and Credit Suisse AG, Cayman Islands Branch, as Second Lien Facility Agent and Applicable Second Lien Agent relating to Prime Security Services Borrower, LLC

10.21
Receivables Purchase Agreement, dated as of March 5, 2020, among ADT LLC, individually and as servicer, ADT Finance LLC, as seller, various purchasers and purchaser agents from time to time party thereto, and Mizuho Bank, LTD., as Administrative Agent, Arranger, Collateral Agent and Structuring Agent

10.22*
Agreement of Amendment to Receivables Purchase Agreement, dated as of April 17, 2020, among ADT LLC, individually and as servicer, ADT Finance LLC, as seller, various purchasers and purchaser agents from time to time party thereto, and Mizuho Bank, LTD., as Administrative Agent, Arranger, Collateral Agent and Structuring Agent

10.23*	Receivables Sale and Contribution Agreement, dated as of April 17, 2020, between ADT LLC, as Originator and Servicer and ADT Finance Inc., as Buyer
10.24	Tax Sharing Agreement, dated as of September 28, 2012, by and among Pentair Ltd., Tyco International Ltd., Tyco International Finance S.A., and The ADT Corporation
10.25	Non-Income Tax Sharing Agreement dated as of September 28, 2012, by and among Tyco International Ltd., Tyco International Finance S.A., and The ADT Corporation
10.26	Trademark Agreement, dated as of September 25, 2012, by and among ADT Services GmbH, ADT US Holdings, Inc., Tyco International Ltd. and The ADT Corporation
10.27	Patent Agreement, dated as of September 26, 2012, by and between Tyco International Ltd. and The ADT Corporation
10.28	Separation and Distribution Agreement, dated September 26, 2012 by and among Tyco International Ltd., Tyco International Finance S.A., The ADT Corporation and ADT LLC
10.29	ADT LLC Supplemental Savings and Retirement Plan, effective as of April 1, 2017
10.30	Stockholders Agreement by and between the ADT Inc. and Prime Securities Services TopCo, LP
10.31	Registration Rights Agreement by and between the ADT Inc. and Prime Securities Services TopCo, LP
10.32	Amendment to the Registration Rights Agreement between ADT Inc. and Prime Security Services TopCo Parent, L.P.
10.33+	Amendment to Amended and Restated Employment Agreement, dated May 3, 2019, between The ADT Security Corporation (together with any of its subsidiaries and Affiliates) and Donald Young
10.34+	Amended and Restated Employment Agreement, dated December 19, 2017, between The ADT Security Corporation (together with any of its subsidiaries and Affiliates) and Jamie Haenggi
10.35+	Amended and Restated Employment Agreement, dated December 19, 2017, between The ADT Security Corporation (together with any of its subsidiaries and Affiliates) and Daniel M. Bresingham
10.36+	Amended and Restated Employment Agreement, dated December 19, 2017, between ADT LLC, (together with any of its subsidiaries and Affiliates) and James D. DeVries
10.37+	Amended and Restated Employment Agreement, dated December 19, 2017, between ADT LLC, (together with any of its subsidiaries and Affiliates) and Jeffrey Likosar
10.38+*	Accepted Offer Letter for Robert Kupbens dated April 23, 2019
10.39+	ADT Inc. 2018 Omnibus Incentive Plan
10.40+	First Amendment to ADT Inc. 2018 Omnibus Incentive Plan dated April 25, 2019
10.41+	Form of Restricted Stock Unit Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan
10.42+	Form of Non-Qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan
10.43+	Form of Non-Qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan (Class B Unit Redemption)
10.44+	Form of Amendment to Non-Qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan (Class B Unit Redemption)
10.45+	Form of Common Stock Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan
10.46+	ADT Inc. 2018 Omnibus Incentive Plan Restricted Stock Unit Non-Employee Director Award Agreement
10.47+*	Form of Restricted Stock Unit Special Equity Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan
10.48+*	Form of Non-Qualified Option Special Equity Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan
10.49+	Second Amended & Restated Employment Agreement with James D. DeVries
10.50+	Amendment to Second Amended & Restated Employment Agreement of James D. DeVries
31.1*	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
31.2*	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
32.1*	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	XBRL Instant Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document
_________________________
^ Confidential treatment requested. Confidential portions of this Exhibit 2.1 have been omitted.
* Filed herewith.
+ Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADT Inc.

Date:	May 7, 2020	By:	/s/ Jeffrey Likosar
		Name:	Jeffrey Likosar
		Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)