Form 10-Q
period 2020-06-30
ADT Inc.
filed 2020-08-05
CIK 1703056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant’s common stock, $0.01 par value, was 760,784,454 (excluding 9,649,155 unvested shares of common stock) as of July 29, 2020.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$45,473	$48,736
Accounts receivable, net of allowance for credit losses of $59,041 and $44,337, respectively	258,901	287,243
Inventories, net	130,414	104,219
Work-in-progress	39,777	34,183
Prepaid expenses and other current assets	176,545	151,102
Total current assets	651,110	625,483
Property and equipment, net	333,686	328,731
Subscriber system assets, net	2,633,884	2,739,296
Intangible assets, net	6,234,528	6,669,645
Goodwill	5,219,361	4,959,658
Deferred subscriber acquisition costs, net	561,218	513,320
Other assets	324,453	247,519
Total assets	$15,958,240	$16,083,652

Liabilities and stockholders' equity
Current liabilities:
Current maturities of long-term debt	$63,029	$58,049
Accounts payable	213,148	241,954
Deferred revenue	347,764	342,359
Accrued expenses and other current liabilities	612,921	477,366
Total current liabilities	1,236,862	1,119,728
Long-term debt	9,685,322	9,634,226
Deferred subscriber acquisition revenue	701,129	673,625
Deferred tax liabilities	1,030,936	1,166,269
Other liabilities	509,876	305,435
Total liabilities	13,164,125	12,899,283

Commitments and contingencies (See Note 12)

Stockholders' equity:
Preferred stock—authorized 250,000 shares of $0.01 par value; none issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock—authorized 3,999,000,000 shares of $0.01 par value; issued and outstanding shares of 770,429,126 and 753,622,044 as of June 30, 2020 and December 31, 2019, respectively	7,704	7,536
Additional paid-in capital	6,139,135	5,977,402
Accumulated deficit	(3,206,845)	(2,742,193)
Accumulated other comprehensive loss	(145,879)	(58,376)
Total stockholders' equity	2,794,115	3,184,369
Total liabilities and stockholders' equity	$15,958,240	$16,083,652
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Monitoring and related services	$1,041,379	$1,085,422	$2,087,336	$2,155,837
Installation and other	290,008	198,322	613,803	370,967
Total revenue	1,331,387	1,283,744	2,701,139	2,526,804
Cost of revenue (exclusive of depreciation and amortization shown separately below)	376,347	338,089	784,333	664,047
Selling, general and administrative expenses	414,031	344,664	867,258	669,173
Depreciation and intangible asset amortization	477,869	500,864	966,893	996,742
Merger, restructuring, integration, and other	12,038	6,990	120,832	13,269
Loss on sale of business	680	—	757	—
Operating income (loss)	50,422	93,137	(38,934)	183,573
Interest expense, net	(187,265)	(154,641)	(412,632)	(313,546)
Loss on extinguishment of debt	—	(66,911)	(65,843)	(88,472)
Other income	2,271	1,510	4,580	2,709
Loss before income taxes	(134,572)	(126,905)	(512,829)	(215,736)
Income tax benefit	27,831	22,848	105,795	45,209
Net loss	$(106,741)	$(104,057)	$(407,034)	$(170,527)

Net loss per share:
Basic and diluted	$(0.14)	$(0.14)	$(0.54)	$(0.23)

Weighted-average number of shares:
Basic and diluted	760,597	749,575	759,845	752,895
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net loss	$(106,741)	$(104,057)	$(407,034)	$(170,527)
Other comprehensive income (loss), net of tax:
Cash flow hedges	8,565	(32,934)	(87,498)	(50,199)
Foreign currency translation	—	10,646	—	20,051
Defined benefit pension plans	(12)	(6)	(5)	(12)
Total other comprehensive income (loss), net of tax	8,553	(22,294)	(87,503)	(30,160)
Comprehensive loss	$(98,188)	$(126,351)	$(494,537)	$(200,687)
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	For the Three Months Ended June 30, 2020						For the Three Months Ended June 30, 2019
	Number of Common Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Number of Common Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at beginning of period	770,148	$7,701	$6,114,409	$(3,072,852)	$(154,432)	$2,894,826	767,005	$7,670	$5,993,668	$(1,773,662)	$(79,645)	$4,148,031
Net loss	—	—	—	(106,741)	—	(106,741)	—	—	—	(104,057)	—	(104,057)
Other comprehensive income (loss), net of tax	—	—	—	—	8,553	8,553	—	—	—	—	(22,294)	(22,294)
Repurchases of common stock	(1)	—	(4)	—	—	(4)	(20,610)	(206)	(127,808)	—	—	(128,014)
Dividends, including dividends reinvested in common stock	1	—	4	(26,767)	—	(26,763)	—	—	—	(26,368)	—	(26,368)
Share-based compensation expense	—	—	24,828	—	—	24,828	—	—	22,540	—	—	22,540
Other	281	3	(102)	(485)	—	(584)	(35)	—	176	(155)	—	21
Balances at end of period	770,429	$7,704	$6,139,135	$(3,206,845)	$(145,879)	$2,794,115	746,360	$7,464	$5,888,576	$(1,904,242)	$(101,939)	$3,889,859

See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	For the Six Months Ended June 30, 2020						For the Six Months Ended June 30, 2019
	Number of Common Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Number of Common Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at beginning of period	753,622	$7,536	$5,977,402	$(2,742,193)	$(58,376)	$3,184,369	766,881	$7,669	$5,969,347	$(1,680,432)	$(71,779)	$4,224,805
Adoption of accounting standard, net of tax	—	—	—	(2,157)	—	(2,157)	—	—	—	—	—	—
Net loss	—	—	—	(407,034)	—	(407,034)	—	—	—	(170,527)	—	(170,527)
Other comprehensive loss, net of tax	—	—	—	—	(87,503)	(87,503)	—	—	—	—	(30,160)	(30,160)
Issuance of common stock	16,279	163	113,678	—	—	113,841	—	—	—	—	—	—
Repurchases of common stock	(1)	—	(4)	—	—	(4)	(23,883)	(239)	(149,629)	—	—	(149,868)
Dividends, including dividends reinvested in common stock	1	—	7	(53,884)	—	(53,877)	3,407	34	22,407	(53,093)	—	(30,652)
Share-based compensation expense	—	—	48,327	—	—	48,327	—	—	46,250	—	—	46,250
Other	528	5	(275)	(1,577)		(1,847)	(45)	—	201	(190)	—	11
Balances at end of period	770,429	$7,704	$6,139,135	$(3,206,845)	$(145,879)	$2,794,115	746,360	$7,464	$5,888,576	$(1,904,242)	$(101,939)	$3,889,859
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Six Months Ended
	June 30, 2020	June 30, 2019
Cash flows from operating activities:
Net loss	$(407,034)	$(170,527)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and intangible asset amortization	966,893	996,742
Amortization of deferred subscriber acquisition costs	45,416	37,760
Amortization of deferred subscriber acquisition revenue	(59,017)	(50,472)
Share-based compensation expense	48,327	46,250
Deferred income taxes	(115,422)	(47,885)
Provision for losses on receivables and inventory	77,876	27,641
Loss on extinguishment of debt	65,843	88,472
Loss on sale of business	757	—
Unrealized loss on interest rate swap contracts	97,900	8,564
Other non-cash items, net	77,344	59,393
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions:
Deferred subscriber acquisition costs	(94,865)	(97,650)
Deferred subscriber acquisition revenue	70,039	134,877
Other, net	(145,050)	(53,993)
Net cash provided by operating activities	629,007	979,172
Cash flows from investing activities:
Dealer generated customer accounts and bulk account purchases	(144,463)	(333,846)
Subscriber system asset expenditures	(137,231)	(293,973)
Purchases of property and equipment	(76,245)	(84,461)
Acquisition of businesses, net of cash acquired	(179,372)	(76,511)
Sale of business, net of cash sold	(2,448)	—
Other investing, net	4,185	1,152
Net cash used in investing activities	(535,574)	(787,639)
Cash flows from financing activities:
Proceeds from long-term borrowings	1,640,000	1,956,393
Proceeds from receivables facility	19,852	—
Repayment of long-term borrowings, including call premiums	(1,673,607)	(2,249,641)
Repayment of receivables facility	(423)	—
Dividends on common stock	(53,323)	(30,407)
Repurchases of common stock	(4)	(149,868)
Deferred financing costs	(15,616)	(43,716)
Other financing, net	(12,906)	1,804
Net cash used in financing activities	(96,027)	(515,435)

Effect of currency translation on cash	—	792

Net decrease in cash and cash equivalents and restricted cash and cash equivalents	(2,594)	(323,110)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	48,736	367,162
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$46,142	$44,052

Supplemental schedule of non-cash investing and financing activities:
Issuance of shares in lieu of cash dividend	$7	$22,441
Issuance of shares for acquisition of business	$113,841	$—
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of Business and Summary of Significant Accounting Policies
Organization and Business
ADT Inc., together with its wholly-owned subsidiaries (collectively, the “Company”), is a leading provider of security, automation, and smart home solutions serving consumer and business customers in the United States (“U.S.”). ADT Inc. was incorporated in the State of Delaware in May 2015 as a holding company with no assets or liabilities. In July 2015, the Company acquired Protection One, Inc. and ASG Intermediate Holding Corp. (collectively, the “Formation Transactions”), which were instrumental in the commencement of the Company’s operations. In May 2016, the Company acquired The ADT Security Corporation (formerly named The ADT Corporation) (“The ADT Corporation”) (the “ADT Acquisition”). The Company primarily conducts business under the ADT brand name.
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
Basis of Presentation and Significant Accounting Policies
The preparation of the condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”) requires the Company to select accounting policies and make estimates that affect amounts reported in the condensed consolidated financial statements and the accompanying notes. The Company’s estimates are based on the relevant information available at the end of each period. Actual results could differ materially from these estimates under different assumptions or market conditions.
COVID-19 Pandemic
During March 2020, the World Health Organization declared the outbreak of a novel coronavirus as a pandemic (the “COVID-19 Pandemic”), which has become increasingly widespread in the U.S. Containment efforts and responses to the COVID-19 Pandemic have varied by individuals, businesses, and state and local municipalities, and in certain areas of the U.S., initial and precautionary measures helped mitigate the spread of the coronavirus. However, subsequent easing of such measures resulted in the re-emergence of the coronavirus. The COVID-19 Pandemic has had a notable adverse impact on general economic conditions, including but not limited to the temporary closures of many businesses, “shelter in place” and other governmental regulations, and reduced consumer spending due to significant unemployment and other effects attributable to the COVID-19 Pandemic. In order to continue to service customers, the Company has adjusted and is continuously evolving certain aspects of its operations to protect employees and customers, which includes (i) the temporary suspension of door-to-door sales as well as a small portion of dealer and direct sales channel activities, (ii) the implementation of health checklists for employees interacting with customers in-person, and (iii) the implementation of work from home actions, including the majority of the Company’s call center professionals.
The Company considered the emergence and pervasive economic impact of the COVID-19 Pandemic in its assessment of its financial position, results of operations, cash flows, and certain accounting estimates as of and for the three and six months ended June 30, 2020. Additional information on the impacted estimates is included in the respective footnotes that follow. Due to the evolving and uncertain nature of the COVID-19 Pandemic, it is possible that the effects of the COVID-19 Pandemic could materially impact the Company’s estimates and condensed consolidated financial statements in future reporting periods.
Basis of Presentation and Consolidation
The condensed consolidated financial statements included herein are unaudited, but in the opinion of management, such financial statements include all adjustments, consisting of normal recurring adjustments, necessary to summarize fairly the Company’s financial position, results of operations, and cash flows for the interim periods presented. The interim results reported in these condensed consolidated financial statements should not be taken as indicative of results that may be expected for future interim periods or the full year. For a more comprehensive understanding of the Company and its interim results, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”), which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 10, 2020. The Company’s accounting policies used in the preparation of these condensed consolidated financial statements do not differ from those used for the annual consolidated financial statements, unless otherwise noted.
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
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents
All highly liquid investments with original maturities of three months or less from the time of purchase are considered to be cash equivalents. Restricted cash and cash equivalents are cash and cash equivalents that are restricted for a specific purpose and cannot be included in the general cash and cash equivalents account. Restricted cash and cash equivalents are reflected in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.
The following table provides a reconciliation of the amount of cash and cash equivalents and restricted cash and cash equivalents reported in the Condensed Consolidated Balance Sheets to the total of the same of such amounts shown in the Condensed Consolidated Statements of Cash Flows:

(in thousands)	June 30, 2020	December 31, 2019
Cash and cash equivalents	$45,473	$48,736
Restricted cash and cash equivalents in prepaid expenses and other current assets	669	—
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$46,142	$48,736
Subscriber System Assets, net and Deferred Subscriber Acquisition Costs, net
The Company capitalizes certain costs associated with transactions in which the Company retains ownership of the security system as well as incremental selling expenses related to acquiring customers. These costs include equipment, installation costs, and other incremental costs and are recorded in subscriber system assets, net, and deferred subscriber acquisition costs, net, in the Condensed Consolidated Balance Sheets. These assets embody a probable future economic benefit as they contribute to the generation of future monitoring and related services revenue for the Company.
Subscriber system assets represent capitalized equipment and installation costs incurred in connection with transactions in which the Company retains ownership of the security system. Upon customer termination, the Company may retrieve such assets. Depreciation expense relating to subscriber system assets is included in depreciation and intangible asset amortization in the Condensed Consolidated Statements of Operations and was $126 million and $141 million for the three months ended June 30, 2020 and 2019, respectively, and $259 million and $281 million for the six months ended June 30, 2020 and 2019, respectively.
The gross carrying amount, accumulated depreciation, and net carrying amount of subscriber system assets as of June 30, 2020 and December 31, 2019 were as follows:

(in thousands)	June 30, 2020	December 31, 2019
Gross carrying amount	$4,553,515	$4,597,908
Accumulated depreciation	(1,919,631)	(1,858,612)
Subscriber system assets, net	$2,633,884	$2,739,296

Deferred subscriber acquisition costs represent incremental selling expenses (primarily commissions) related to acquiring customers. Amortization expense relating to deferred subscriber acquisition costs included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations was $23 million and $20 million for the three months ended June 30, 2020 and 2019, respectively, and $45 million and $38 million for the six months ended June 30, 2020 and 2019, respectively.
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
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following as of June 30, 2020 and December 31, 2019:

(in thousands)	June 30, 2020	December 31, 2019
Accrued interest	$136,369	$115,070
Payroll-related accruals	100,362	91,944
Other accrued liabilities	376,190	270,352
Accrued expenses and other current liabilities	$612,921	$477,366
Radio Conversion Costs
In 2019, the providers of 3G and Code-Division Multiple Access (“CDMA”) cellular networks notified the Company that they will be retiring their 3G and CDMA networks during 2022. Accordingly, during 2019 the Company commenced a program to replace the 3G and CDMA cellular equipment used in many of its security systems. The Company estimates the range of net costs for this replacement program at $200 million to $325 million through 2022. The Company expects to incur approximately $50 million to $100 million of net costs during 2020. These ranges are net of any revenue the Company collects from customers associated with these radio replacements and cellular network conversions. The Company seeks to minimize these costs by converting customers during routine service visits whenever possible. The replacement program and pace of replacement are subject to change and may be influenced by the Company’s ability to access customer sites due to the COVID-19 Pandemic, cost-sharing opportunities with suppliers, carriers, and customers, as well as new and innovative technologies.
Radio conversion revenue associated with the replacement program is included in monitoring and related services revenue in the Condensed Consolidated Statement of Operations while radio conversion costs are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. During the three months ended June 30, 2020 and 2019, the Company incurred $14 million and $2 million of radio conversion costs, respectively, and recognized $9 million and $1 million of incremental radio conversion revenue, respectively. During the six months ended June 30, 2020 and 2019, the Company incurred $29 million and $2 million of radio conversion costs, respectively, and recognized $18 million and $1 million of incremental radio conversion revenue, respectively.
Fair Value of Financial Instruments
The Company’s financial instruments primarily consist of cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, retail installment contract receivables, accounts payable, debt, and derivative financial instruments. Due to their short-term and/or liquid nature, the fair values of cash, restricted cash, accounts receivable, and accounts payable approximate their respective carrying amounts.
Cash Equivalents - Included in cash and cash equivalents are investments in money market mutual funds, which were $4 million as of June 30, 2020. The Company had no cash equivalents as of December 31, 2019. These investments are classified as a Level 1 fair value measurement, which represent unadjusted quoted prices in active markets for identical assets or liabilities.
Retail Installment Contract Receivables - The fair value of the Company’s retail installment contract receivables was determined using a discounted cash flow model. The resulting fair value is classified as a Level 3 fair value measurement.

The following table presents the carrying amount and fair value of retail installment contract receivables as of the periods presented below:

	June 30, 2020		January 1, 2020(1)
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Retail installment contract receivables, net	$66,119	$61,523	$9,743	$8,946
________________
(1)Balances reflected are subsequent to the adoption of CECL (as defined below) on January 1, 2020.
Long-Term Debt Instruments - The fair value of the Company’s debt instruments was determined using broker-quoted market prices, which represent prices based on quoted prices for similar assets or liabilities as well as other observable market data. The carrying amount of debt outstanding, if any, under the Company’s revolving credit facility and receivables facility approximate fair value as interest rates on these borrowings approximate current market rates. The resulting fair value is classified as a Level 2 fair value measurement.
The following table presents the carrying amount and fair value of long-term debt instruments as of the periods presented below:

	June 30, 2020		December 31, 2019
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt instruments, excluding finance lease obligations	$9,681,495	$9,849,485	$9,617,491	$10,177,751
Derivative Financial Instruments - Derivative financial instruments are reported at fair value as either assets or liabilities in the Condensed Consolidated Balance Sheets. These fair values are primarily calculated using discounted cash flow models that utilize observable inputs, such as quoted forward interest rates, and incorporate credit risk adjustments to reflect the risk of default by the counterparty or the Company. The resulting fair value is classified as a Level 2 fair value measurement.
Guarantees
In the normal course of business, the Company is liable for contract completion and product performance. The Company’s guarantees primarily relate to standby letters of credit related to its insurance programs and totaled $84 million and $47 million as of June 30, 2020 and December 31, 2019, respectively. The Company does not believe such obligations will materially affect its financial position, results of operations, or cash flows.
Recently Adopted Accounting Pronouncements
Measurement of Credit Losses on Financial Instruments
Financial Accounting Standards Board Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instrument, and related amendments, introduces new guidance which makes substantive changes to the accounting for credit losses. This guidance introduces the current expected credit losses (“CECL”) model which applies to financial assets subject to credit losses and measured at amortized cost, as well as certain off-balance sheet credit exposures. The CECL model requires an entity to estimate credit losses expected over the life of an exposure, considering information about historical events, current conditions, and reasonable and supportable forecasts and is generally expected to result in earlier recognition of credit losses. The Company adopted this guidance as of January 1, 2020 using the modified retrospective approach and recognized a cumulative effect adjustment to the opening balance of accumulated deficit with no restatement of comparative periods. The impact of adoption was not material.
Cloud Computing Arrangement Costs
ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is classified as a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company adopted the guidance as of January 1, 2020 on a prospective basis, which will result in capitalized implementation costs being classified in the same line item as the fees associated with the cloud computing service agreement in the Condensed Consolidated Balance Sheets, Statements of Operations, and Cash Flows. The impact of adoption was not material.

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
Deferred subscriber acquisition revenue is deferred and recorded as deferred subscriber acquisition revenue in the Condensed Consolidated Balance Sheets upon initiation of a monitoring contract. Deferred subscriber acquisition revenue is amortized on a pooled basis into installation and other revenue in the Condensed Consolidated Statements of Operations over the estimated life of the customer relationship using an accelerated method consistent with the amortization of subscriber system assets and deferred subscriber acquisition costs associated with the transaction. Amortization of deferred subscriber acquisition revenue was $30 million and $26 million for the three months ended June 30, 2020 and 2019, respectively, and $59 million and $50 million for the six months ended June 30, 2020 and 2019, respectively.
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
The following table sets forth the Company’s revenue disaggregated by source:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Monitoring and related services	$1,041,379	$1,085,422	$2,087,336	$2,155,837
Installation and other	290,008	198,322	613,803	370,967
Total revenue	$1,331,387	$1,283,744	$2,701,139	$2,526,804
Equipment Ownership Model Change
During February 2020, the Company launched a new revenue model initiative for certain residential customers which revised the amount and nature of fees due at installation, introduced a 60 month monitoring contract option, and introduced a new retail installment contract which allows qualifying residential customers to repay the fees due at installation over the course of a 24, 36, or 60 month interest-free period. Due to the requirements of the Company’s initial third-party consumer financing program, the Company also transitioned its security system ownership model from a predominately Company-owned model to a predominately customer-owned model (the “Equipment Ownership Model Change”).
During March 2020, the Company entered into an uncommitted receivables securitization financing agreement (the “Receivables Facility”). Under the terms of the Receivables Facility, the Company may receive up to $200 million of financing secured by retail installment contract receivables from transactions involving security systems that were sold under a customer-owned model. During April 2020, the Company amended the Receivables Facility to also permit financing secured by retail installment contract receivables from transactions occurring under our Company-owned model. During May 2020, the Company started to transition its security system ownership model back to a predominately Company-owned model as a result of this amendment.
Accounts Receivable
Accounts receivable represent unconditional rights to consideration due from customers in the ordinary course of business and are generally due in one year or less. Accounts receivable are recorded at amortized cost less an allowance for credit losses that are not expected to be recovered. The allowance for credit losses is recognized at inception and is reassessed on a quarterly basis.
The Company’s allowance for credit losses is evaluated on a pooled basis based on customer type. For each pool of customers, the allowance for credit losses is estimated based on the delinquency status of the underlying receivables and the related historical loss experience, as adjusted for current and expected future conditions, if applicable. The allowance for credit losses was not material for the individual pools of customers.
The changes in the allowance for credit losses during the six months ended June 30, 2020 were as follows:

(in thousands)
Balance as of January 1, 2020(1)	$42,960
Provision for bad debt expense	50,506
Write-offs, net of recoveries(2)	(34,425)
Balance as of June 30, 2020	$59,041
________________
(1)Balance reflected is subsequent to the adoption of CECL on January 1, 2020.
(2)The amount of recoveries was not material for the period presented, as such, the Company presented write-offs, net of recoveries.
Retail Installment Contract Receivables
During February 2020, the Company launched a new retail installment contract which allows qualifying residential customers to repay the fees due at installation over a 24, 36, or 60 month interest-free period. The financing component of a retail installment contract receivable is not significant.
When originating a retail installment contract, the Company utilizes external credit scores to assess credit quality of a customer and to determine eligibility for the retail installment contract. In addition, a customer is required to enroll in the Company’s automated payment process in order to enter into a retail installment contract. Subsequent to origination, the Company monitors the delinquency status of retail installment contract receivables as the key credit quality indicator. As of June 30, 2020, the amount of current and delinquent billed retail installment contract receivables were not material.
Retail installment contract receivables are recorded at amortized cost less an allowance for credit losses that are not expected to be recovered. The allowance for credit losses is recognized at inception and is reassessed on a quarterly basis. The allowance for credit losses on retail installment contract receivables was not material for the periods presented.
The following is a summary of unbilled retail installment contract receivables, net, recognized in the Condensed Consolidated Balance Sheets as of the periods presented below:

(in thousands)	June 30, 2020	January 1, 2020(1)
Retail installment contract receivables, gross	$73,279	$9,971
Allowance for credit losses	(7,160)	(228)
Retail installment contract receivables, net	$66,119	$9,743
Classification:
Accounts receivable, net	$26,542	$5,867
Other assets	39,577	3,876
Retail installment contract receivables, net	$66,119	$9,743
________________
(1)Balances reflected are subsequent to the adoption of CECL on January 1, 2020.

As of June 30, 2020, $25 million of the Company’s retail installment contract receivables, net, secured borrowings under the Receivables Facility. Refer to Note 6 “Debt” for further discussion.

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
The following is a summary of contract assets, net, related to residential transactions recognized in the Condensed Consolidated Balance Sheets as of the periods presented below:

(in thousands)	June 30, 2020	January 1, 2020(1)
Contract assets, gross	$134,203	$24,411
Allowance for credit losses	(25,016)	(3,228)
Contract assets, net	$109,187	$21,183
Classification:
Prepaid expenses and other current assets	$43,445	$9,036
Other assets	65,742	12,147
Contract assets, net	$109,187	$21,183
________________
(1)Balances reflected are subsequent to the adoption of CECL on January 1, 2020.

The Company recognized approximately $125 million of contract assets during the six months ended June 30, 2020.
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
The following table presents the amounts reported in the Company’s Condensed Consolidated Balance Sheets related to operating and finance leases as of the periods presented below:

Leases (in thousands)	Classification	June 30, 2020	December 31, 2019
Assets
Current
Operating	Prepaid expenses and other current assets	$1,019	$1,191
Non-current
Operating	Other assets	140,613	122,464
Finance	Property and equipment, net(a)	58,846	66,001
Total right-of-use assets		$200,478	$189,656
Liabilities
Current
Operating	Accrued expenses and other current liabilities	$32,294	$29,745
Finance	Current maturities of long-term debt	27,316	26,949
Non-current
Operating	Other liabilities	116,448	99,999
Finance	Long-term debt	39,540	47,835
Total lease liabilities		$215,598	$204,528
_________________
(a)Finance right-of-use assets are recorded net of accumulated depreciation of approximately $55 million and $44 million as of June 30, 2020 and December 31, 2019, respectively.
The following is a summary of the Company’s lease cost for the presented periods:

	For the Three Months Ended		For the Six Months Ended
Lease Cost (in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Operating lease cost	$14,312	$14,986	$28,912	$30,073
Finance lease cost
Amortization of right-of-use assets	6,117	6,071	12,194	10,518
Interest on lease liabilities	782	905	1,615	1,657
Variable lease costs	11,351	13,408	24,149	24,858
Total lease cost	$32,562	$35,370	$66,870	$67,106
The following is a summary of the cash flows and supplemental information associated with the Company’s leases for the presented periods:

	For the Six Months Ended
Other information (in thousands)	June 30, 2020	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$28,639	$23,628
Operating cash flows from finance leases	1,615	1,657
Financing cash flows from finance leases	14,430	9,996
Right-of-use assets obtained in exchange for new:
Operating lease liabilities	24,621	33,398
Finance lease liabilities	$7,084	$43,004

4. Acquisitions
Defenders Acquisition
During January 2020, the Company acquired Defender Holdings, Inc. (“Defenders”) (the “Defenders Acquisition”), which represented the acquisition of the Company’s largest independent dealer, for total consideration of approximately $290 million, which consisted of cash paid of $172 million, net of cash acquired, and the issuance of approximately 16 million shares of the Company’s common stock with a fair value of $114 million.
The following table summarizes the purchase price allocation of the estimated fair values of the net assets acquired and liabilities assumed as reflected in the condensed consolidated financial statements as of the date of acquisition:

Fair value of assets acquired and liabilities assumed (in thousands):
Cash	$3,437
Accounts receivable	15,436
Inventories	17,950
Prepaid expenses and other current assets	16,752
Property and equipment	16,486
Goodwill	252,619
Contracts and related customer relationships	17,000
Other assets	18,734
Accounts payable	(14,937)
Deferred revenue	(1,170)
Accrued expenses and other current liabilities	(28,133)
Deferred tax liabilities	(8,051)
Other liabilities	(15,760)
Total consideration transferred	$290,363
The purchase price allocation reflects preliminary fair value estimates based on management analysis, including preliminary work performed by third-party valuation specialists. The Company will finalize the purchase price allocation no later than one year from the acquisition date. The acquired contracts and related customer relationships are amortized over 14 years. The Company recorded approximately $253 million of goodwill, none of which is deductible for tax purposes, and reflects the strategic value and expected synergies of Defenders to the Company. Additionally, the Company allocated the goodwill recognized as a result of the Defenders Acquisition to the U.S. reporting unit. The impact of Defenders on the Company’s Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2020 and pro-forma results for the three and six months ended June 30, 2019 was not material.
In connection with the Defenders Acquisition, the Company settled a pre-existing relationship with Defenders related to customer accounts purchased from Defenders prior to the Defenders Acquisition. As a result, the Company recorded a charge in the amount of $81 million to merger, restructuring, integration, and other in the Condensed Consolidated Statements of Operations and reflected the associated cash payment as cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020.
Other Acquisitions
In addition to the Defenders Acquisition, the Company paid $8 million, net of cash acquired, related to other business acquisitions, which resulted in the recognition of $7 million of goodwill, during the six months ended June 30, 2020.

5. Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill during the six months ended June 30, 2020 were as follows:

(in thousands)
Beginning balance	$4,959,658
Acquisitions	259,488
Other	215
Ending balance	$5,219,361
There were no material measurement period adjustments to purchase price allocations. The Company had no accumulated goodwill impairment losses as of June 30, 2020 and December 31, 2019.
Other Intangible Assets
The gross carrying amounts, accumulated amortization, and net carrying amounts of the Company’s other intangible assets as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020			December 31, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Contracts and related customer relationships	$8,067,110	$(4,366,510)	$3,700,600	$7,889,864	$(3,798,319)	$4,091,545
Dealer relationships	1,518,020	(339,499)	1,178,521	1,518,020	(299,459)	1,218,561
Other	205,175	(182,768)	22,407	210,775	(184,236)	26,539
Total definite-lived intangible assets	9,790,305	(4,888,777)	4,901,528	9,618,659	(4,282,014)	5,336,645
Indefinite-lived intangible assets:
Trade name	1,333,000	—	1,333,000	1,333,000	—	1,333,000
Intangible assets	$11,123,305	$(4,888,777)	$6,234,528	$10,951,659	$(4,282,014)	$6,669,645
For the six months ended June 30, 2020, the changes in the net carrying amount of contracts and related customer relationships were as follows:

(in thousands)
Beginning balance	$4,091,545
Acquisition of customer relationships	17,000
Customer contract additions, net of dealer charge-backs	160,046
Amortization	(568,191)
Other	200
Ending balance	$3,700,600
The Company paid $144 million to purchase contracts with customers under the ADT Authorized Dealer Program and from other third parties during the six months ended June 30, 2020. In connection with the Defenders Acquisition, the Company received an advance payment of $39 million for the estimated future dealer charge-backs related to accounts purchased from Defenders prior to the Defenders Acquisition. This amount is included in dealer generated customer accounts and bulk account purchases in the Condensed Consolidated Statement of Cash Flows and is anticipated to be materially realized as a reduction to contracts and related customer relationships over the course of a 13-month charge-back period.
The weighted-average amortization period for contracts with customers purchased under the ADT Authorized Dealer Program and from other third parties was 15 years during the six months ended June 30, 2020.

Amortization expense for definite-lived intangible assets for the periods presented was as follows:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Definite-lived intangible asset amortization expense	$305,407	$311,221	$612,363	$617,528
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

6. Debt
Debt as of June 30, 2020 and December 31, 2019 was comprised of the following:

(in thousands)					Balance as of
Debt Description	Issued	Maturity	Interest Rate	Interest Payable	June 30, 2020	December 31, 2019
First Lien Term Loan due 2026	9/23/2019	9/23/2026	Adj. LIBOR +3.25%	Quarterly	$3,086,675	$3,102,225
Second Lien Notes due 2028	1/28/2020	1/15/2028	6.250%	1/15 and 7/15	1,300,000	—
Prime Notes	5/2/2016	5/15/2023	9.250%	5/15 and 11/15	—	1,246,000
First Lien Notes due 2024	4/4/2019	4/15/2024	5.250%	2/15 and 8/15	750,000	750,000
First Lien Notes due 2026	4/4/2019	4/15/2026	5.750%	3/15 and 9/15	1,350,000	1,350,000
ADT Notes due 2021	10/1/2013	10/15/2021	6.250%	4/15 and 10/15	1,000,000	1,000,000
ADT Notes due 2022	7/5/2012	7/15/2022	3.500%	1/15 and 7/15	1,000,000	1,000,000
ADT Notes due 2023	1/14/2013	6/15/2023	4.125%	6/15 and 12/15	700,000	700,000
ADT Notes due 2032	5/2/2016	7/15/2032	4.875%	1/15 and 7/15	728,016	728,016
ADT Notes due 2042	7/5/2012	7/15/2042	4.875%	1/15 and 7/15	21,896	21,896
Receivables Facility	3/5/2020	5/20/2025	LIBOR +1.00%	Monthly	19,429	—
Finance lease obligations	N/A	N/A	N/A	N/A	66,856	74,784
Less: Unamortized debt discount, net					(25,056)	(26,840)
Less: Unamortized deferred financing costs					(61,197)	(58,075)
Less: Unamortized purchase accounting fair value adjustment and other					(188,268)	(195,731)
Total debt					9,748,351	9,692,275
Less: Current maturities of long-term debt					(63,029)	(58,049)
Long-term debt					$9,685,322	$9,634,226
__________________
N/A—Not applicable
Significant changes in the Company’s debt during the six months ended June 30, 2020 were as follows:
First Lien Credit Agreement
As of June 30, 2020, the Company had an available borrowing capacity of $400 million under a first lien revolving credit facility (the “First Lien Revolving Credit Facility”), with no borrowings outstanding.
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
The Second Lien Notes due 2028 are due at maturity, however, may be redeemed at the Company’s option as follows:
•Prior to January 15, 2023, in whole at any time or in part from time to time, (a) at a redemption price equal to 100% of the principal amount of the Second Lien Notes due 2028 redeemed, plus a make-whole premium and accrued and unpaid interest as of, but excluding, the redemption date or (b) for up to 40% of the original aggregate principal amount of the Second Lien Notes due 2028 and in an aggregate amount equal to the net cash proceeds of any equity offerings, at a redemption price equal to 106.250%, plus accrued and unpaid interest, so long as at least 50% of the original aggregate principal amount of the Second Lien Notes due 2028 shall remain outstanding after each such redemption.
•On or after January 15, 2023, in whole at any time or in part from time to time, at a redemption price equal to 103.125% of the principal amount of the Second Lien Notes due 2028 redeemed and accrued and unpaid interest as of, but excluding, the redemption date. The redemption price decreases to 101.563% on or after January 15, 2024 and decreases to 100% on or after January 15, 2025.

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
Receivables Facility
During March 2020, the Company entered into the Receivables Facility. Under the terms of the Receivables Facility, the Company may receive up to $200 million of financing secured by retail installment contract receivables from transactions involving security systems that were sold under a customer-owned model. During April 2020, the Company amended the Receivables Facility to also permit financing secured by retail installment contract receivables from transactions occurring under a Company-owned model. The Receivables Facility has a one year revolving period until March 5, 2021, which may be extended, and bears interest at a variable rate. If the revolving period is not extended, the Company is required to repay the Receivables Facility in a manner consistent with the contractual collections of the underlying retail installment contract receivables. The Company may make voluntary prepayments on the Receivables Facility at any time prior to maturity at par.
The Company obtains financing by selling or contributing certain retail installment contract receivables to the Company’s wholly-owned consolidated bankruptcy-remote special purpose entity (the “SPE”), which, pursuant to the Receivables Facility, borrows funds secured by the transferred retail installment contract receivables. The SPE is a separate legal entity with its own creditors who will be entitled, prior to and upon the liquidation of the SPE, to be satisfied out of the SPE’s assets prior to any assets in the SPE becoming available to the Company (other than the SPE). Accordingly, the assets of the SPE are not available to pay creditors of the Company (other than the SPE), although collections from the transferred retail installment contract receivables in excess of amounts required to repay the SPE’s creditors may be remitted to the Company during and after the term of the Receivables Facility. The SPE’s creditors have legal recourse to the transferred retail installment contract receivables owned by the SPE, but do not have any recourse to the Company (other than the SPE) for the payment of principal and interest on the SPE’s financing.
The Company services the transferred retail installment contract receivables and is responsible for ensuring that amounts collected from the transferred retail installment contract receivables are remitted to the SPE. The Company is required to deposit payments received from the transferred retail installment contract receivables into a segregated account maintained by a third party. On a monthly basis, the segregated account is utilized to make required principal, interest, and other payments due under the Receivables Facility. The segregated account is considered restricted cash and is reflected in prepaid expenses and other current assets in the Company’s Condensed Consolidated Balance Sheets.
Borrowings under the Receivables Facility along with the transferred retail installment contract receivables are included in the Condensed Consolidated Balance Sheets. Borrowings and repayments under the Receivables Facility are reflected as cash flows from financing activities in the Condensed Consolidated Statements of Cash Flows.
During the three and six months ended June 30, 2020, the Company received proceeds of $20 million under the Receivables Facility and repaid $423 thousand. As of June 30, 2020, the Company had an outstanding balance of $19 million and an uncommitted available borrowing capacity of $181 million under the Receivables Facility. The Receivables Facility did not have a material impact to the Condensed Consolidated Statements of Operations.
Variable Interest Entity
The SPE, as described above, meets the definition of a variable interest entity (“VIE”) for which the Company is the primary beneficiary as it has the power to direct the SPE’s activities and the obligation to absorb losses or the right to receive benefits of the SPE. As such, the assets, liabilities and financial results of operations of the SPE are consolidated in the Company’s condensed consolidated financial statements. As of June 30, 2020, the SPE’s assets and liabilities primarily consisted of unbilled retail installment contract receivables, net, of $25 million and borrowings under the Receivables Facility of $19 million.

Loss on Extinguishment of Debt
During the six months ended June 30, 2020, loss on extinguishment of debt totaled $66 million and related to the call premium and write-off of unamortized deferred financing costs in connection with the $1.2 billion redemption of the Prime Notes in February 2020.
During the six months ended June 30, 2019, loss on extinguishment of debt totaled $88 million and included (i) $22 million associated with the call premium and the partial write-off of unamortized deferred financing costs in connection with the $300 million partial redemption of the Prime Notes in February 2019, (ii) $61 million associated with the call premium and partial write-off of unamortized deferred financing costs in connection with the $1 billion partial redemption of the Prime Notes in April 2019, and (iii) $6 million associated with the partial write-off of unamortized deferred financing costs and discount in connection with the $500 million repayment of the First Lien Term B-1 Loan in April 2019.
7. Derivative Financial Instruments
The Company's derivative financial instruments primarily consist of LIBOR-based interest rate swap contracts, which were entered into with the objective of managing exposure to variability in interest rates on the Company's debt. All interest rate swap contracts are reported in the Condensed Consolidated Balance Sheets at fair value. For the interest rate swap contracts that are not designated as hedges, changes in fair value are recognized in interest expense in the Condensed Consolidated Statements of Operations. For the interest rate swap contracts that are designated as cash flow hedges, changes in fair value are recognized as a component of accumulated other comprehensive income (“AOCI”) in the Condensed Consolidated Balance Sheets and are reclassified into interest expense in the same period in which the related interest on debt affects earnings. For interest rate swap contracts that have been de-designated as cash flow hedges, the amounts recognized as a component of AOCI are reclassified into interest expense in the same period in which the related interest on variable-rate debt affects earnings through the original maturity date of the related interest rate swap contracts as the forecasted cash flows are probable of occurring. Additionally, the changes in fair value for de-designated interest rate swap contracts are recognized in interest expense. The interest rate swap contracts entered into during October 2019 included a significant financing component at inception, and as such, the related cash flows are reflected in cash flows from financing activities in the Condensed Consolidated Statements of Cash Flows.
As a result of changes in the interest rate environment in response to macroeconomic decline due to the ongoing COVID-19 Pandemic, the Company's interest rate swap contracts designated as cash flow hedges with an aggregate notional amount of $3 billion were no longer highly effective beginning in March 2020. Accordingly, the Company de-designated the cash flow hedges and the changes in fair value for the period in which these cash flow hedges were no longer highly effective were recognized in interest expense. Amounts recognized as a component of AOCI prior to de-designation will be reclassified into interest expense in the same period in which the related interest on variable-rate debt affects earnings through the maturity dates of the interest rate swap contracts as the forecasted cash flows are probable of occurring.
Below is a summary of the Company’s interest rate swap contracts as of June 30, 2020 (in thousands):

Execution	Maturity	Designation	Notional Amount
January 2019	April 2022	Not designated	$125,000
February 2019	April 2022	Not designated	300,000
October 2019	September 2026	Not designated	2,800,000
Total notional amount			$3,225,000
The changes in fair value of interest rate swap contracts recognized in interest expense in the Condensed Consolidated Statements of Operations were losses of $28 million and $5 million during the three months ended June 30, 2020 and 2019, respectively, and losses of $98 million and $9 million during the six months ended June 30, 2020 and 2019, respectively. The interest rate swap contracts did not have a material impact to the Condensed Consolidated Statements of Cash Flows during the six months ended June 30, 2020 and 2019.
The fair value of the Company’s interest rate swap contracts and related classification in the Condensed Consolidated Balance Sheets for the periods presented were as follows:

(in thousands)	June 30, 2020	December 31, 2019
Accrued expenses and other current liabilities	$64,265	$15,334
Other liabilities	249,112	68,884
Fair value of interest rate swaps	$313,377	$84,218

As of June 30, 2020 and December 31, 2019, AOCI, net of tax, related to cash flow hedges was $147 million and $59 million, respectively.
8. Equity
The Company has a single class of common stock in which stockholders are entitled to one vote for each share of common stock.
Issuance of Shares
During January 2020, the Company issued approximately 16 million shares of the Company’s common stock with a fair value of $114 million in connection with the Defenders Acquisition.
Agreement to Issue Class B Common Stock
On July 31, 2020, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Google LLC (“Google”) pursuant to which the Company has agreed to issue and sell in a private placement to Google 54,744,525 shares of Class B common stock, par value of $0.01 per share, of the Company (“Class B Common Stock”) for an aggregate purchase price of $450 million, subject to adjustment to limit Google’s investment to 9.9% of the issued and outstanding common stock of the Company on an as-converted basis. The shares of Class B Common Stock are being acquired at a per share purchase price of $8.22 (which is equal to the volume weighted average price of shares of the Company’s common stock for the fifteen trading days immediately prior to entry into the Securities Purchase Agreement), adjusted for the amount of any cash dividend declared by the Company after the date of the Securities Purchase Agreement and prior to the date of closing, to the extent that Google is not entitled to receive such dividend. Based on this number of shares, after closing, Google will hold approximately 6.6% of the issued and outstanding common stock of the Company on an as-converted basis. Prior to closing, Google has the unilateral right to purchase, for the same price per share, additional shares of Class B Common Stock such that, immediately following the closing, Google holds 9.9% of the issued and outstanding common stock on an as-converted basis. Google has indicated to the Company that it does not currently intend to exercise the option.
The Company has agreed to amend its certificate of incorporation pursuant to the terms of the Securities Purchase Agreement prior to closing, to, among other things, authorize the issuance of shares of Class B Common Stock, which will constitute a new class of common stock of the Company. Each share of Class B Common Stock will have equal status and rights to dividends with a share of common stock. The holders of Class B Common Stock shall have one vote for each share of Class B Common Stock held of record by such holder on all matters on which stockholders are entitled to vote generally; provided, however, that holders of Class B Common Stock, as such, shall not be entitled to vote on the election, appointment or removal of directors of the Company. Additionally, each share of Class B Common Stock will immediately become convertible into one share of common stock, at the option of the holder thereof, at any time following the earlier of (i) the expiration or early termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Clearance”), required prior to such holder’s conversion of all such shares of Class B Common Stock, and (ii) to the extent HSR Clearance is not required prior to such holder’s conversion of such shares of Class B Common Stock, the date that such holder owns such shares of Class B Common Stock.
The Securities Purchase Agreement further specifies that, upon closing, the Company and Google will enter into an Investor Rights Agreement (the “Investor Rights Agreement”), pursuant to which Google will agree to be bound by customary transfer restrictions and drag-along rights, and be afforded customary registration rights with respect to shares of Class B Common Stock held directly by Google. Under the terms of the Investor Rights Agreement, Google will be prohibited, subject to certain exceptions, from transferring any shares of Class B Common Stock or any shares of common stock issuable upon conversion of the Class B Common Stock beneficially owned by Google until the earlier of (i) the three-year anniversary of closing, (ii) the date on which the Commercial Agreement (as defined below) has been terminated under certain specified circumstances and (iii) June 30, 2022 if the Company breaches certain of its obligations under the Commercial Agreement (as defined below).
Commercial Agreement
Concurrently with the execution of the Securities Purchase Agreement, ADT LLC, an indirect wholly owned subsidiary of the Company (“ADT LLC”), and Google entered into a Master Supply, Distribution, and Marketing Agreement (the “Commercial Agreement”), pursuant to which Google has agreed to supply ADT LLC with certain Google devices as well as certain Google video and analytics services (“Google Services”), for sale to ADT LLC’s customers. Subject to customary termination rights related to breach and change of control, the Commercial Agreement has an initial term of seven years from the date that the Google Service is successfully integrated into ADT LLC’s end-user security and automation platform, which is targeted for no later than June 30, 2022. If the integrated service is not launched by June 30, 2022 then ADT LLC will be required to offer Google Services without integration for professional installations except for existing customers who already have ADT Pulse or

ADT Control interactive services until such integration has been made. Further, subject to certain carveouts, ADT LLC has agreed to exclusively sell certain devices and services of the Investor for end-user smart home, security or safety devices.
The Commercial Agreement also contains customary termination rights for both parties. In addition, Google has rights to terminate the Commercial Agreement if (i) ADT LLC divests any part of its direct to consumer business and the acquiring entity does not agree to assume all obligations under the Commercial Agreement, or (ii) ADT LLC breaches certain provisions of the Commercial Agreement and does not cure such breaches. In the event of a breach by ADT LLC of the Commercial Agreement in a manner reasonably likely to result in a material adverse effect on Google’s business or brand, or a breach by ADT LLC of certain data security and privacy obligations under the Commercial Agreement, ADT LLC must suspend the sale of Google Services and certain devices during the applicable cure period. Upon termination of the Commercial Agreement, ADT LLC will no longer have rights to sell the Google Service or devices to new customers, subject to an applicable transition period. In addition, the Google Services may not be accessible by ADT LLC customers through ADT’s integrated end-user application during any cure period for breach by ADT LLC of certain data security and privacy provisions of the Commercial Agreement or upon termination of the agreement for a breach of such provisions.
The Commercial Agreement specifies that each party will contribute $150 million towards the joint marketing of devices and services, customer acquisition, training of ADT LLC’s employees for the sales, installation, customer service, and maintenance for the product and service offerings, and technology updates for products included in such offerings. Each party will contribute such funds in three equal tranches, subject to the attainment of certain milestones.
Dividends
During the six months ended June 30, 2020, the Company declared the following dividends on common stock:

Declared Date	Dividend per Share	Record Date	Payment Date
March 5, 2020	$0.035	March 19, 2020	April 2, 2020
May 7, 2020	$0.035	June 18, 2020	July 2, 2020
During the three months ended June 30, 2020, the Company declared dividends of $27 million (or $0.035 per share). The amount of dividends settled in shares of common stock during that period was not material.
During the three months ended June 30, 2019, the Company declared dividends of $26 million (or $0.035 per share), of which $3 million represents the portion of the dividends settled in cash and $23 million represents the portion of the dividends settled in shares of common stock, which resulted in the issuance of approximately 4 million shares of common stock, on July 2, 2019.
During the six months ended June 30, 2020, the Company declared dividends of $54 million (or $0.07 per share). The amount of dividends settled in shares of common stock during that period was not material.
During the six months ended June 30, 2019, the Company declared dividends of $53 million (or $0.07 per share). When including the July 2, 2019 payment date, approximately $7 million represents the portion of the dividends settled in cash and $46 million represents the portion of the dividends settled in shares of common stock, which resulted in the issuance of 7 million shares of common stock.
On August 5, 2020, the Company announced a dividend of $0.035 per share to common stockholders of record on September 18, 2020, which will be distributed on October 2, 2020.
Share Repurchase Program
In February 2019, the Company approved a share repurchase program (the “Share Repurchase Program”), which permits the Company to repurchase up to $150 million of the Company’s shares of common stock through February 27, 2021. On March 23, 2020, the Company approved an increase of $75 million, inclusive of the amount then remaining under the Share Repurchase Program, in the authorized repurchase amount and an extension of the Share Repurchase Program through March 23, 2021.
The Company may effect these repurchases pursuant to one or more trading plans to be adopted in accordance with Rule 10b5-1 (each, a “10b5-1 plan”) under the Securities Exchange Act of 1934 (the “Exchange Act”), in privately negotiated transactions, in open market transactions, or pursuant to an accelerated share repurchase program. The Company intends to conduct the Share Repurchase Program in accordance with Rule 10b-18 under the Exchange Act.
During the three and six months ended June 30, 2020, there were no material repurchases of shares of common stock under the Share Repurchase Program. As of June 30, 2020, the Company had approximately $75 million remaining in the Share Repurchase Program.

During the three and six months ended June 30, 2019, the Company repurchased 21 million and 24 million shares of common stock, respectively, for approximately $128 million and $150 million, respectively. All of the shares repurchased were treated as retirements and reduced the number of shares issued and outstanding. In addition, the Company recorded the excess of the purchase price over the par value per share as a reduction to additional paid-in capital.
Accumulated Other Comprehensive Loss
There were no material reclassifications out of AOCI during the six months ended June 30, 2020 and 2019.
9. Share-based Compensation
Share-based compensation expense totaled $25 million and $23 million during the three months ended June 30, 2020 and 2019, respectively, and $48 million and $46 million during the six months ended June 30, 2020 and 2019, respectively.
Restricted Stock Units
During the six months ended June 30, 2020, the Company granted approximately 12 million restricted stock units (“RSUs”) under the 2018 Omnibus Incentive Plan (the “2018 Plan”). These RSUs are service-based awards with a three-year graded vesting period from the date of grant. The fair value of the RSUs is equal to the closing price per share of the Company’s common stock on the date of grant, which resulted in a weighted-average grant date fair value of $5.87.
Options
During the six months ended June 30, 2020, the Company granted approximately 9 million options under the 2018 Plan. These options are service-based awards with a three-year graded vesting period from the date of grant and have an exercise price equal to the closing price per share of the Company’s common stock on the date of grant, which resulted in a weight-average exercise price of $5.31, and a contractual term of ten years from the grant date.
The grant date fair values of options granted under the 2018 Plan were determined using the Black-Scholes valuation approach with the following assumptions:

For the Six Months Ended June 30, 2020
Risk-free interest rate	0.51% - 1.40%
Expected exercise term (years)	6.0
Expected dividend yield	2.2% - 2.7%
Expected volatility	45% - 46%
The risk-free interest rate was based on U.S. Treasury bonds with a zero-coupon rate. The Company did not have sufficient historical exercise data, and, as such, the Company leveraged estimates from prior option valuations as its best estimate of expected exercise term. The dividend yield was calculated by taking the annual dividend run-rate and dividing by the stock price at date of grant. The stock price volatility was implied based upon an average of historical volatilities of publicly traded companies in industries similar to the Company, as the Company did not have sufficient history to use as a basis for actual stock price volatility, as well as consideration for the Company’s debt to equity ratio.
During the six months ended June 30, 2020, the weighted-average grant date fair value for options granted was $1.77.
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

The computations of basic and diluted net loss per share for the periods presented are as follows:

	For the Three Months Ended		For the Six Months Ended
(in thousands, except per share amounts)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Numerator:
Net loss	$(106,741)	$(104,057)	$(407,034)	$(170,527)
Denominator:
Weighted-average shares outstanding, basic and diluted	760,597	749,575	759,845	752,895

Net loss per share, basic and diluted	$(0.14)	$(0.14)	$(0.54)	$(0.23)
11. Income Taxes
Unrecognized Tax Benefits
During the six months ended June 30, 2020, the Company did not have a material change to its unrecognized tax benefits. The Company’s unrecognized tax benefits relate to tax years that remain subject to audit by the taxing authorities in the U.S. federal, state and local, and foreign jurisdictions. Based on the current status of its income tax audits, the Company does not believe that a significant portion of its unrecognized tax benefits will be resolved in the next twelve months.
Effective Tax Rate
The Company’s income tax benefit for the three months ended June 30, 2020 was $28 million, resulting in an effective tax rate for the period of 20.7%. The effective tax rate primarily represents the federal statutory rate of 21.0%, a state statutory tax rate, net of federal benefits, of 2.9%, a 9.7% unfavorable impact from non-deductible charges primarily due to the Defenders Acquisition, partially offset by a 6.7% favorable impact related to a decrease in unrecognized tax benefits.
Income tax benefit for the three months ended June 30, 2019 was $23 million, resulting in an effective tax rate for the period of 18.0%. The effective tax rate primarily represents the federal income tax rate of 21.0% and a 3.4% unfavorable impact associated with legislative changes.
The Company’s income tax benefit for the six months ended June 30, 2020 was $106 million, resulting in an effective tax rate for the period of 20.6%. The effective tax rate primarily represents the federal statutory rate of 21.0%, a state statutory tax rate, net of federal benefits, of 3.0%, a 2.8% unfavorable impact from non-deductible charges primarily due to the Defenders Acquisition, and a 1.3% unfavorable impact from an increase in valuation allowances primarily due to tax credits not expected to be utilized prior to expiration.
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
COVID-19 Pandemic
In response to the COVID-19 Pandemic, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law during March 2020 and included significant corporate income tax and payroll tax provisions aimed to provide economic relief to address the impact of the COVID-19 Pandemic. The Company is continuing to assess these corporate tax provisions and expects to recognize favorable cash flow impacts related to the accelerated refund of previously generated alternative minimum tax credits, as well as from the deferral of remittance of certain 2020 payroll taxes, with 50% of the deferred amount due by the end of 2021, and the remainder due by the end of 2022. The Company also expects to benefit from an increase in the interest expense limitation from 30% to 50% for tax years 2019 and 2020.

In addition, states have begun proposing and enacting legislation to address the unfavorable financial impacts of the COVID-19 Pandemic, which includes tax rate changes, decoupling from favorable federal legislation under the CARES Act (such as an increased interest expense limitation from 30% to 50%), and limiting the use of net operating losses. As of June 30, 2020, there has been no material impact to the Company from these state legislative changes. However, the Company expects the trend to continue through the remainder of 2020 and these changes could have material impacts to the Company’s results of operations and cash flows. The Company will continue to assess the impacts as states finalize and enact these legislative changes.

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
The Company’s accrual for ongoing claims and lawsuits not within scope of an insurance program was not material and in most cases the Company has not accrued for any losses as the ultimate outcome or the range of possible loss cannot be estimated. The Company’s accrual for ongoing claims and lawsuits within scope of an insurance program totaled $111 million and $105 million as of June 30, 2020 and December 31, 2019, respectively.
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
Shareholder Litigation
Five substantially similar shareholder class action lawsuits related to the IPO in January 2018 were filed in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida in March, April, and May 2018 and were consolidated for discovery and trial and entitled In re ADT Inc. Shareholder Litigation. The consolidated complaint in that action asserts claims on behalf of a putative class of shareholder plaintiffs and sought to represent a class of similarly situated shareholders for alleged violations of the Securities Act of 1933, as amended (the “Securities Act”). The complaint alleges that the Company defendants violated the Securities Act because the registration statement and prospectus used to effectuate the IPO were false and misleading in that they allegedly misled investors with respect to litigation involving the Company, the Company’s efforts to protect its intellectual property, and the competitive pressures faced by the Company. A similar shareholder class action lawsuit entitled Perdomo v ADT Inc., also related to the IPO in January 2018, was filed in the U.S. District Court for the Southern District of Florida in May 2018. In September 2019, the parties reached an agreement in principle to settle both the state court and the federal court actions. In connection with the agreement, the plaintiffs in the Perdomo action voluntarily dismissed the action without prejudice in October 2019. The parties are documenting the settlement in principle, after which the parties plan to move in state court for certification of a class for settlement purposes and approval of the settlement.
California Independent Contractor Litigation
In August 2017, Jabra Shuheiber filed civil litigation in Marin County Superior Court on behalf of himself and two other individuals asserting wage and hour violations against the Company. The action is entitled Jabra Shuheiber v. ADT, LLC (Case Number CV 1702912, Superior Court, Marin County). Mr. Shuheiber was the owner/operator of a sub-contractor, Maximum Protection, Inc. (“MPI”), who employed the other two plaintiffs in the litigation. In August 2018, in response to the California Supreme Court’s decision in Dynamex Operations West, Inc. v. Superior Court of Los Angeles County, counsel for Mr. Shuheiber provided the Company with a proposed amended complaint that modified the wage and hour claims such that they were brought on a class basis. The proposed class is not clearly defined but appears to be composed of two groups of individuals: 1) individual owners of sub-contractors who performed services for the sub-contractor; and 2) individuals with no ownership interest in a sub-contractor who were employed by the sub-contractor and provided services pursuant to a contract between the sub-contractor and the Company. In October 2018, the Company answered the plaintiffs’ First Amended Complaint and filed a cross-complaint against the plaintiffs’ sub-contracting company for indemnification pursuant to the term of ADT’s sub-contract. In November 2019, the parties reached a settlement agreement in principle. The settlement has been documented and received preliminary approval from the court in July 2020.
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
Wage and Hour Class Actions
In January 2020, the Company acquired Defenders, which is defending against litigation brought by Teddy Archer and seven other security advisors who claim unpaid overtime under the Fair Labor Standards Act (“FLSA”), breach of contract under state law in all states, and a violation of state wage-hour laws in California, New Jersey, New York, and Washington. The lawsuit was originally filed in March 2018 in the United States District Court for the District of Delaware. During 2018, the court conditionally certified the case as an FLSA collective action. The plaintiffs seek to represent a nationwide class for unpaid wages. The parties are actively engaged in discovery.
Unauthorized Access by a Former Technician
In April 2020, after investigating a customer inquiry, the Company self-disclosed that a former technician based in Dallas, Texas had, during service visits, added his personal email address to 220 of the Company’s customers’ accounts, which provided this employee with varying levels of unauthorized personal access to such customers’ in-home security systems. In response, the Company initiated an affirmative outreach effort to notify all customers affected by this activity and to address their concerns. Since the disclosure, three lawsuits have been filed against the Company.
In May 2020, the Company was served with a class action complaint in a case captioned Shana Doty v. ADT LLC and filed in the U.S. District Court for the Southern District of Florida. The plaintiff asserts causes of action on behalf of herself and other Company customers similarly situated, and seeks to recover damages for breach of contract, negligence, intrusion upon seclusion, violation of the Computer Fraud and Abuse Act, negligent hiring, supervision and retention, and intentional infliction of emotional distress. After the Company moved to dismiss, the plaintiff filed an amended complaint in July 2020 to add the former technician as a defendant, to allege additional claims against the Company, and to assert representation of a new subclass.
In June 2020, the Company was served with a class action complaint in a case captioned Alexia Preddy v. ADT LLC and filed in the U.S. District Court for the Southern District of Florida. The plaintiff asserts causes of action on behalf of herself and others similarly situated as individuals residing in homes of Company customers, and seeks to recover damages for negligence, intrusion upon seclusion, violation of the Computer Fraud and Abuse Act, negligent hiring, supervision and retention, and intentional infliction of emotional distress. The Company moved to dismiss the complaint and further to compel arbitration.
The Company was also served with a complaint filed in Texas state court by an individual Company customer and may be subject to future legal claims.
13. Related Party Transactions
The Company’s related party transactions primarily relate to management, consulting, and transaction advisory services provided by Apollo, as well as monitoring and related services provided to or products and services received from other entities controlled by Apollo. There were no significant related party transactions for the three or six months ended June 30, 2020 and 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
INTRODUCTION
The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements, and the related notes thereto, included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”), which was filed with the United States Securities and Exchange Commission (the “SEC”) on March 10, 2020, to enhance the understanding of our financial condition, changes in financial condition, and results of operations. The following discussion and analysis contains forward-looking statements about our business, operations, and financial performance based on current plans and estimates that involve risks, uncertainties, and assumptions. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause such differences are discussed in the sections of this Quarterly Report on Form 10-Q titled “Cautionary Statements Regarding Forward-Looking Statements” and “Item 1A. Risk Factors.”
OVERVIEW
ADT Inc., together with its wholly-owned subsidiaries (collectively, the “Company”, “we”, “our”, “us”, and “ADT”), is a leading provider of security, automation, and smart home solutions serving consumer and business customers in the United States (“U.S.”). We offer many ways to help protect customers by providing 24/7 professional monitoring services as well as delivering lifestyle-driven solutions via professionally installed, do-it-yourself (“DIY”), mobile, and digital-based offerings for consumer, small business, and larger commercial customers.
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
As of June 30, 2020, we served approximately 6.5 million recurring customers, excluding contracts monitored but not owned. We are one of the largest full-service companies with a national footprint and we deliver an integrated customer experience by maintaining the industry’s largest sales, installation, and service field force, as well as a 24/7 professional monitoring network.
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
COVID-19 Pandemic
During March 2020, the World Health Organization declared the outbreak of a novel coronavirus as a pandemic (the “COVID-19 Pandemic”), which has become increasingly widespread in the U.S. Containment efforts and responses to the COVID-19 Pandemic have varied by individuals, businesses, and state and local municipalities, and in certain areas of the U.S, initial and precautionary measures helped mitigate the spread of the coronavirus. However, subsequent easing of such measures resulted in the re-emergence of the coronavirus. The COVID-19 Pandemic has had a notable adverse impact on general economic conditions, including but not limited to the temporary closures of many businesses, “shelter in place” and other governmental regulations, and reduced consumer spending due to significant unemployment and other effects attributable to the COVID-19 Pandemic. In order to continue to service our customers, we have adjusted and are continuously evolving certain aspects of our operations to protect employees and customers, which includes (i) the temporary suspension of door-to-door sales as well as a small portion of dealer and direct sales channel activities, (ii) the implementation of health checklists for employees interacting with customers in-person, and (iii) the implementation of work from home actions, including the majority of our call center professionals.
While the COVID-19 Pandemic has impacted our commercial channel to a greater extent than our residential channel, we believe our overall recurring revenue and highly variable subscriber acquisition cost model provides a solid financial foundation for strong cash flow generation. Accordingly, we anticipate having sufficient liquidity and capital resources to continue (1) providing essential services, (2) satisfying our debt requirements, and (3) having the ability to return capital to our stockholders in the form of a regular quarterly dividend during the current challenging macroeconomic environment and the slowdown brought on by the COVID-19 Pandemic. We have not sought or requested government assistance as a result of the COVID-19 Pandemic, but we do expect to recognize favorable cash flows and other benefits associated with certain income tax and payroll tax provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). While we have incurred additional costs associated with personal protective equipment for our employees and work from home actions, we also instituted various temporary cost control measures such as certain hiring freezes and voluntary furloughs for employees. Furthermore, we believe the economic downturn, the recent civil unrest, shelter in place requirements, and continued economic and COVID-19 Pandemic uncertainties increase awareness of the need for security, which together with an anticipated lower volume of customer relocations and the utilization of temporary pricing and retention initiatives for existing customers, may help counterbalance any increase in gross customer revenue attrition that we may experience as a result of reduced consumer or business spending caused by the COVID-19 Pandemic. Finally, we may see opportunities for additional acquisitions, continued investment in potential new revenue streams or capabilities, and low cost bulk account purchases.
We considered the emergence and pervasive economic impact of the COVID-19 Pandemic in our assessment of our financial position, results of operations, cash flows, and certain accounting estimates as of and for the three and six months ended June 30, 2020. Due to the evolving and uncertain nature of the COVID-19 Pandemic, it is possible that the effects of the COVID-19 Pandemic could materially impact our estimates and condensed consolidated financial statements in future reporting periods.
Radio Conversion Costs
The providers of 3G and Code-Division Multiple Access (“CDMA”) cellular networks have notified us that they will be retiring their 3G and CDMA networks during 2022. Accordingly, during 2019 we commenced a program to replace the 3G and CDMA cellular equipment used in many of our security systems. We continue to estimate the range of net costs for this replacement program at $200 million to $325 million through 2022, of which we have incurred $37 million through June 30, 2020. We expect to incur $50 million to $100 million of net costs during 2020, of which we have incurred $12 million for the six months ended June 30, 2020. These amounts and ranges are net of any revenue we collect from customers associated with these radio replacements and cellular network conversions. We seek to minimize these costs by converting customers during routine service visits whenever possible. The replacement program and pace of replacement are subject to change and may be influenced by our ability to access customer sites due to the COVID-19 Pandemic, cost-sharing opportunities with suppliers, carriers, and customers, as well as new and innovative technologies.
SIGNIFICANT EVENTS
The comparability of our results of operations has been impacted by the following:
Disposition of Canadian Operations
During November 2019, we sold ADT Security Services Canada, Inc. (“ADT Canada”) to TELUS Corporation (“TELUS”) for a selling price of $514 million (CAD $676 million). In connection with the sale of ADT Canada, we entered into a transition services agreement with TELUS whereby we will provide certain post-closing services to TELUS related to the business of ADT Canada. Additionally, we entered into a non-competition and non-solicitation agreement with TELUS pursuant to which we will not have any operations in Canada, subject to limited exceptions for cross-border commercial customers and mobile safety applications, for a period of seven years. Finally, we entered into a patent and trademark license agreement with TELUS granting the usage of our trademarks and patents in Canada to TELUS for a period of seven years.
The sale of ADT Canada did not represent a strategic shift that will have a major effect on our operations and financial results, and therefore, did not meet the criteria to be reported as discontinued operations.
Defenders Acquisition
During January 2020, we acquired Defender Holdings, Inc. (“Defenders”) (the “Defenders Acquisition”), which represented the acquisition of our largest independent dealer, for total consideration of approximately $290 million, which consisted of cash paid of $172 million, net of cash acquired, and the issuance of approximately 16 million shares of our common stock with a fair value of $114 million. In connection with the Defenders Acquisition, we settled a pre-existing relationship with Defenders in the amount of $81 million.
Equipment Ownership Model Change
During February 2020, we launched a new revenue model initiative for certain residential customers which revised the amount and nature of fees due at installation, introduced a 60 month monitoring contract option, and introduced a new retail installment contract which allows qualifying residential customers to repay the fees due at installation over the course of a 24, 36, or 60 month interest-free period. Due to the requirements of our initial third-party consumer financing program, we also transitioned our security system ownership model from a predominately Company-owned model to a predominately customer-owned model (the “Equipment Ownership Model Change”).
During March 2020, we entered into an uncommitted receivables securitization financing agreement (the “Receivables Facility”). Under the terms of the Receivables Facility, we may receive up to $200 million of financing secured by retail installment contract receivables from transactions involving security systems that were sold under a customer-owned model. During April 2020, we amended the Receivables Facility to also permit financing secured by retail installment contract receivables from transactions occurring under our Company-owned model. During May 2020, we started to transition our security system ownership model back to a predominately Company-owned model as a result of this amendment.
In connection with the above, and with respect to transactions arising through Defenders, which has historically used a customer-owned ownership model, subsequent to the Defenders Acquisition, our residential transactions during the three and six months ended June 30, 2020 were predominately based on a customer-owned model. In connection with our transition back to a Company-owned model, we do not expect to experience the same level of revenue growth subsequent to June 30, 2020 as reported in our results of operations for the three and six months ended June 30, 2020. We are in the early stages of our new revenue model initiative and we cannot be certain that this initiative or our transition back to a predominately Company-owned model, which is anticipated to include transactions arising through Defenders, will achieve the desired outcomes. Accordingly, the results of the new revenue model initiative and impact of our transition back to a predominately Company-owned model could have a material adverse effect on our business, financial condition, results of operations, cash flows, and key performance indicators.

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
Gross Customer Revenue Attrition
A portion of our customer base can be expected to cancel its service every year. Customers may choose not to renew or may terminate their contracts for a variety of reasons, including, but not limited to, relocation, cost, loss to competition, or service issues. Gross customer revenue attrition has a direct impact on our financial results, including revenue, operating income, and cash flows.
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

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
The following table sets forth our condensed consolidated results of operations, and key performance indicators for the periods presented.

(in thousands, except as otherwise indicated)	For the Three Months Ended
Results of Operations:	June 30, 2020	June 30, 2019	$ Change
Monitoring and related services	$1,041,379	$1,085,422	$(44,043)
Installation and other	290,008	198,322	91,686
Total revenue	1,331,387	1,283,744	47,643
Cost of revenue (exclusive of depreciation and amortization shown separately below)	376,347	338,089	38,258
Selling, general and administrative expenses	414,031	344,664	69,367
Depreciation and intangible asset amortization	477,869	500,864	(22,995)
Merger, restructuring, integration, and other	12,038	6,990	5,048
Loss on sale of business	680	—	680
Operating income	50,422	93,137	(42,715)
Interest expense, net	(187,265)	(154,641)	(32,624)
Loss on extinguishment of debt	—	(66,911)	66,911
Other income	2,271	1,510	761
Loss before income taxes	(134,572)	(126,905)	(7,667)
Income tax benefit	27,831	22,848	4,983
Net loss	$(106,741)	$(104,057)	$(2,684)

Key Performance Indicators: (1)
RMR	$338,780	$351,391	$(12,611)
Gross customer revenue attrition (percent)	13.1%	13.3%	(20 bps)
Adjusted EBITDA (2)	$563,110	$630,239	$(67,129)
_______________________
(1)Refer to the “—Key Performance Indicators” section for the definitions of these key performance indicator
(2)Adjusted EBITDA is a non-GAAP measure. Refer to the “—Non-GAAP Measures” section for the definition of this term and reconciliation to the most comparable GAAP measure.
Monitoring and Related Services Revenue
The decrease in monitoring and related services revenue was driven by a decrease in recurring revenue. Recurring revenue decreased primarily from a reduction of revenue due to the sale of ADT Canada and customer attrition. These decreases were partially offset by improvements in average pricing, which was driven by the addition of new customers at higher rates as new customers generally selected higher priced services as compared to our existing customer base.
The decrease in RMR to $339 million as of June 30, 2020 from $351 million as of June 30, 2019 was primarily due to the sale of ADT Canada, which decreased RMR by approximately $16 million, and customer attrition. The decrease in RMR was partially offset by improvements in average pricing. As of June 30, 2020 and June 30, 2019, gross customer revenue attrition was 13.1% and 13.3%, respectively. The decrease in attrition was due to an improvement in disconnects primarily from relocations.
Installation and Other Revenue
The increase in installation and other revenue was primarily due to higher volume of revenue from equipment sold outright to residential customers as a result of the Defenders Acquisition and the Equipment Ownership Model Change. These increases were partially offset by a decrease in the volume of revenue from equipment sold outright to commercial customers as a result of the COVID-19 Pandemic and due to the sale of ADT Canada.
In connection with our transition back to a predominately Company-owned model for our residential transactions, we do not expect to experience the same level of revenue growth subsequent to June 30, 2020 as reported in our results of operations for the three months ended June 30, 2020.

Cost of Revenue
The increase in cost of revenue was primarily due to an increase in installation costs associated with a higher volume of transactions in which equipment was sold outright to residential customers as a result of the Defenders Acquisition and the Equipment Ownership Model Change. These increases were partially offset by a decrease in installation costs associated with a lower volume of transactions in which equipment was sold outright to commercial customers as a result of the COVID-19 Pandemic and due to the sale of ADT Canada, as well as a decrease in service costs primarily as a result of the sale of ADT Canada.
In connection with our transition back to a predominately Company-owned model for our residential transactions, we do not expect to experience the same level of increase in cost of revenue subsequent to June 30, 2020 as reported in our results of operations for the three months ended June 30, 2020.
Selling, General and Administrative Expenses
The increase in selling, general and administrative expenses was primarily due to $75 million of incremental expenses associated with the Defenders Acquisition, an increase in radio conversion costs of $12 million, an increase of $9 million in bad debt expense (exclusive of incremental bad debt expense from recent acquisitions) due to an increase in the volume of longer duration receivables and the estimated impact of the COVID-19 Pandemic, as well as increases in selling costs, which includes amortization of deferred subscriber acquisition costs. These increases were partially offset by a reduction in expenses of $18 million due to the sale of ADT Canada as well as a decrease in advertising expenses (exclusive of incremental advertising expenses from recent acquisitions).
Depreciation and Intangible Asset Amortization
The decrease in depreciation and intangible asset amortization expense was primarily due to a decrease of $23 million associated with the sale of ADT Canada.
Interest Expense, net
The increase in interest expense, net, was primarily due to (i) $23 million related to the changes in fair value of interest rate swap contracts as a result of cash flow hedges no longer being highly effective in connection with changes in the interest rate environment in response to the ongoing COVID-19 Pandemic, (ii) $13 million related to our variable-rate first lien term loans, net of the impact of our interest rate swaps, and (iii) $10 million primarily related to the timing of the issuance of $600 million of first lien notes during September 2019. These increases were partially offset by a decrease in interest expense of $10 million related to our second lien notes primarily as a result of a reduction in interest rate due to our refinancing during January 2020.
Loss on Extinguishment of Debt
There was no loss on extinguishment of debt during the three months ended June 30, 2020.
During the three months ended June 30, 2019, loss on extinguishment of debt totaled $67 million and included (i) $61 million associated with the call premium and partial write-off of unamortized deferred financing costs in connection with the $1 billion partial redemption of second lien notes in April 2019 and (ii) $6 million associated with the partial write-off of unamortized deferred financing costs and discount in connection with the $500 million repayment of a first lien term loan in April 2019.
Income Tax Benefit
Income tax benefit for the three months ended June 30, 2020 was $28 million, resulting in an effective tax rate for the period of 20.7%. The effective tax rate primarily represents the federal statutory rate of 21.0%, a state statutory tax rate, net of federal benefits, of 2.9%, a 9.7% unfavorable impact from non-deductible charges primarily due to the Defenders Acquisition, partially offset by a 6.7% favorable impact related to a decrease in unrecognized tax benefits.
Income tax benefit for the three months ended June 30, 2019 was $23 million, resulting in an effective tax rate for the period of 18.0%. The effective tax rate primarily represents the federal income tax rate of 21.0% and a 3.4% unfavorable impact associated with legislative changes.
The effective tax rate can vary from period to period due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as changes in the overall state tax rate.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
The following table sets forth our condensed consolidated results of operations, summary cash flow data, and key performance indicators for the periods presented.

(in thousands, except as otherwise indicated)	For the Six Months Ended
Results of Operations:	June 30, 2020	June 30, 2019	$ Change
Monitoring and related services	$2,087,336	$2,155,837	$(68,501)
Installation and other	613,803	370,967	242,836
Total revenue	2,701,139	2,526,804	174,335
Cost of revenue (exclusive of depreciation and amortization shown separately below)	784,333	664,047	120,286
Selling, general and administrative expenses	867,258	669,173	198,085
Depreciation and intangible asset amortization	966,893	996,742	(29,849)
Merger, restructuring, integration, and other	120,832	13,269	107,563
Loss on sale of business	757	—	757
Operating (loss) income	(38,934)	183,573	(222,507)
Interest expense, net	(412,632)	(313,546)	(99,086)
Loss on extinguishment of debt	(65,843)	(88,472)	22,629
Other income	4,580	2,709	1,871
Loss before income taxes	(512,829)	(215,736)	(297,093)
Income tax benefit	105,795	45,209	60,586
Net loss	$(407,034)	$(170,527)	$(236,507)

Summary Cash Flow Data:
Net cash provided by operating activities	$629,007	$979,172	$(350,165)
Net cash used in investing activities	$(535,574)	$(787,639)	$252,065
Net cash used in financing activities	$(96,027)	$(515,435)	$419,408

Key Performance Indicators: (1)
RMR	$338,780	$351,391	$(12,611)
Gross customer revenue attrition (percent)	13.1%	13.3%	(20 bps)
Adjusted EBITDA (2)	$1,102,599	$1,251,574	$(148,975)
Free Cash Flow (2)	$271,068	$266,892	$4,176
_______________________
(1)Refer to the “—Key Performance Indicators” section for the definitions of these key performance indicators.
(2)Adjusted EBITDA and Free Cash Flow are non-GAAP measures. Refer to the “—Non-GAAP Measures” section for the definitions of these terms and reconciliations to the most comparable GAAP measures.
Monitoring and Related Services Revenue
The decrease in monitoring and related services revenue was driven by a decrease in recurring revenue. Recurring revenue decreased primarily from a reduction of revenue due to the sale of ADT Canada and customer attrition. These decreases were partially offset by improvements in average pricing, which was driven by the addition of new customers at higher rates as new customers generally selected higher priced services as compared to our existing customer base, and incremental revenue from recent acquisitions.
The decrease in RMR to $339 million as of June 30, 2020 from $351 million as of June 30, 2019 was primarily due to the sale of ADT Canada, which decreased RMR by approximately $16 million, and customer attrition. The decrease in RMR was partially offset by improvements in average pricing. As of June 30, 2020 and June 30, 2019, gross customer revenue attrition was 13.1% and 13.3%, respectively. The decrease in attrition was due to an improvement in disconnects primarily from relocations.

Installation and Other Revenue
The increase in installation and other revenue was primarily due to higher volume of revenue from equipment sold outright to residential customers as a result of the Defenders Acquisition and the Equipment Ownership Model Change. These increases were partially offset by a decrease in the volume of revenue from equipment sold outright to commercial customers as a result of the COVID-19 Pandemic and due to the sale of ADT Canada.
In connection with our transition back to a predominately Company-owned model for our residential transactions, we do not expect to experience the same level of revenue growth subsequent to June 30, 2020 as reported in our results of operations for the six months ended June 30, 2020.
Cost of Revenue
The increase in cost of revenue was primarily due to an increase in installation costs associated with a higher volume of transactions in which equipment was sold outright to residential customers as a result of the Defenders Acquisition and the Equipment Ownership Model Change. These increases were partially offset by a decrease in installation costs associated with a lower volume of transactions in which equipment was sold outright to commercial customers as a result of the COVID-19 Pandemic and due to the sale of ADT Canada, as well as a decrease in service costs primarily as a result of the sale of ADT Canada.
In connection with our transition back to a predominately Company-owned model for our residential transactions, we do not expect to experience the same level of increase in cost of revenue subsequent to June 30, 2020 as reported in our results of operations for the six months ended June 30, 2020.
Selling, General and Administrative Expenses
The increase in selling, general and administrative expenses was primarily due to $148 million of incremental expenses associated with the Defenders Acquisition, an increase of $38 million in bad debt expense (exclusive of incremental bad debt expense from recent acquisitions) due to the estimated impact of the COVID-19 Pandemic and an increase in the volume of longer duration receivables, an increase in radio conversion costs of $28 million, as well as increases in selling costs, which includes amortization of deferred subscriber acquisition costs. These increases were partially offset by a reduction in expenses of $32 million due to the sale of ADT Canada as well as a decrease in advertising expenses (exclusive of incremental advertising expenses from recent acquisitions).
Depreciation and Intangible Asset Amortization
The decrease in depreciation and intangible asset amortization expense was primarily due to a decrease of $46 million associated with the sale of ADT Canada, partially offset by an increase of $25 million associated with the amortization of customer contracts acquired under the ADT Authorized Dealer Program.
Merger, Restructuring, Integration, and Other
The increase in merger, restructuring, integration, and other was primarily due to a charge of $81 million associated with the settlement of a pre-existing relationship and $7 million due to fair value remeasurements on a strategic investment.
Interest Expense, net
The increase in interest expense, net, was primarily due to (i) $89 million related to the changes in fair value of interest rate swap contracts as a result of cash flow hedges no longer being highly effective in connection with changes in the interest rate environment in response to the ongoing COVID-19 Pandemic, (ii) $39 million related to the timing of the issuance of approximately $2 billion of first lien notes during 2019, and (iii) $11 million related to our variable-rate first lien term loans, net of the impact of our interest rate swaps. These increases were partially offset by a decrease in interest expense of $36 million related to our second lien notes due to the timing of partial redemptions during 2019 as well as a reduction in interest rate due to our refinancing during January 2020.
Loss on Extinguishment of Debt
During the six months ended June 30, 2020, loss on extinguishment of debt totaled $66 million and related to the call premium and write-off of unamortized deferred financing costs in connection with the redemption of second lien notes during February 2020.

During the six months ended June 30, 2019, loss on extinguishment of debt totaled $88 million and included (i) $22 million associated with the call premium and partial write-off of unamortized deferred financing costs in connection with the $300 million partial redemption of second lien notes in February 2019, (ii) $61 million associated with the call premium and partial write-off of unamortized deferred financing costs in connection with the $1 billion partial redemption of second lien notes in April 2019, and (iii) $6 million associated with the partial write-off of unamortized deferred financing costs and discount in connection with the $500 million repayment of a first lien term loan in April 2019.
Income Tax Benefit
Income tax benefit for the six months ended June 30, 2020 was $106 million, resulting in an effective tax rate for the period of 20.6%. The effective tax rate primarily represents the federal statutory rate of 21.0%, a state statutory tax rate, net of federal benefits, of 3.0%, a 2.8% unfavorable impact from non-deductible charges primarily due to the Defenders Acquisition, and a 1.3% unfavorable impact from an increase in valuation allowances primarily due to tax credits not expected to be utilized prior to expiration.
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
We define Free Cash Flow as cash flows from operating activities less cash outlays related to capital expenditures. We define capital expenditures to include accounts purchased through our network of authorized dealers or third parties outside of our authorized dealer network; subscriber system asset expenditures; and purchases of property and equipment. These items are subtracted from cash flows from operating activities because they represent long-term investments that are required for normal business activities.

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
Adjusted EBITDA
The table below reconciles Adjusted EBITDA to net loss for the periods presented.

	For the Three Months Ended			For the Six Months Ended
(in thousands)	June 30, 2020	June 30, 2019	$ Change	June 30, 2020	June 30, 2019	$ Change
Net loss	$(106,741)	$(104,057)	$(2,684)	$(407,034)	$(170,527)	$(236,507)
Interest expense, net	187,265	154,641	32,624	412,632	313,546	99,086
Income tax benefit	(27,831)	(22,848)	(4,983)	(105,795)	(45,209)	(60,586)
Depreciation and intangible asset amortization	477,869	500,864	(22,995)	966,893	996,742	(29,849)
Amortization of deferred subscriber acquisition costs	22,789	19,528	3,261	45,416	37,760	7,656
Amortization of deferred subscriber acquisition revenue	(29,540)	(26,133)	(3,407)	(59,017)	(50,472)	(8,545)
Share-based compensation expense	24,828	22,540	2,288	48,327	46,250	2,077
Merger, restructuring, integration, and other	12,038	6,990	5,048	120,832	13,269	107,563
Loss on sale of business	680	—	680	757	—	757
Loss on extinguishment of debt	—	66,911	(66,911)	65,843	88,472	(22,629)
Radio conversion costs, net(1)	5,031	919	4,112	11,670	919	10,751
Financing and consent fees(2)	10	384	(374)	5,260	1,387	3,873
Foreign currency losses (gains) (3)	—	93	(93)	—	(738)	738
Acquisition related adjustments(4)	67	4,943	(4,876)	1,444	12,699	(11,255)
Other(5)	(3,355)	5,464	(8,819)	(4,629)	7,476	(12,105)
Adjusted EBITDA	$563,110	$630,239	$(67,129)	$1,102,599	$1,251,574	$(148,975)
___________________
(1)Represents costs, net of any incremental revenue earned, associated with replacing cellular technology used in many of our security systems pursuant to a replacement program.
(2)Represents fees expensed associated with financing transactions.
(3)Represents the conversion of intercompany loans that are denominated in Canadian dollars to U.S. dollars.
(4)Represents amortization of purchase accounting adjustments and compensation arrangements related to acquisitions.
(5)Represents other charges and non-cash items.
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
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
In connection with our transition back to a predominately Company-owned model for our residential transactions, we expect to experience a decrease in the volume of transactions in which equipment is sold outright to residential customers subsequent to June 30, 2020 as reported in our results of operations for the three months ended June 30, 2020.
Refer to the discussions above under “—Results of Operations” for further details.
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
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

In connection with our transition back to a predominately Company-owned model for our residential transactions, we expect to experience a decrease in the volume of transactions in which equipment is sold outright to residential customers subsequent to June 30, 2020 as reported in our results of operations for the six months ended June 30, 2020.
Refer to the discussions above under “—Results of Operations” for further details.
Free Cash Flow
The table below reconciles Free Cash Flow to cash flows from operating activities for the periods presented.

	For the Six Months Ended
(in thousands)	June 30, 2020	June 30, 2019	$ Change
Net cash provided by operating activities	$629,007	$979,172	$(350,165)
Dealer generated customer accounts and bulk account purchases	(144,463)	(333,846)	189,383
Subscriber system asset expenditures	(137,231)	(293,973)	156,742
Purchases of property and equipment	(76,245)	(84,461)	8,216
Free Cash Flow	$271,068	$266,892	$4,176
Cash Flows from Operating Activities
Refer to the discussion below under “—Liquidity and Capital Resources” for further details regarding cash flows from operating activities.
Cash Outlays Related to Capital Expenditures
Dealer generated customer accounts and bulk account purchases, subscriber system asset expenditures, and purchases of property and equipment are included in cash flows from investing activities. Refer to the discussions below under “—Liquidity and Capital Resources” for further details regarding cash flows from investing activities.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our revolving credit facility and Receivables Facility, and the issuance of equity and/or debt securities as appropriate given market conditions. Our future cash needs are expected to include cash for operating activities, working capital, capital expenditures, strategic investments, periodic principal and interest payments on our debt, and potential dividend payments to our stockholders. We may, from time to time, seek to repay, redeem, repurchase, or refinance our indebtedness, or seek to retire or purchase our outstanding securities through cash purchases in the open market or through privately negotiated transactions or through a 10b5-1 repurchase plan or otherwise, and any such transactions may involve material amounts. We believe our cash position, borrowing capacity available under our revolving credit facility and Receivables Facility, and cash provided by operating activities are, and will continue to be, adequate to meet our operational and business needs in the next twelve months as well as our long-term liquidity needs.
We are a highly leveraged company with significant debt service requirements. As of June 30, 2020, we had $45 million in cash and cash equivalents and $400 million available under our revolving credit facility. In addition, we had an uncommitted available borrowing capacity of $181 million under our Receivables Facility, which is dependent on the volume of eligible retail installment contract receivables that can be sold under our Receivables Facility. The carrying amount of total debt outstanding was approximately $9.7 billion as of June 30, 2020.
Long-Term Debt
Significant changes in our debt during the six months ended June 30, 2020 were as follows:
First Lien Credit Agreement
As of June 30, 2020, we had an available borrowing capacity of $400 million under our first lien revolving credit facility (the “First Lien Revolving Credit Facility”), with no borrowings outstanding.

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
The Second Lien Notes due 2028 will mature on January 15, 2028 with semi-annual interest payment dates of January 15 and July 15, and may be redeemed at our option as follows:
•Prior to January 15, 2023, in whole at any time or in part from time to time, (a) at a redemption price equal to 100% of the principal amount of the Second Lien Notes due 2028 redeemed, plus a make-whole premium and accrued and unpaid interest as of, but excluding, the redemption date or (b) for up to 40% of the original aggregate principal amount of the Second Lien Notes due 2028 and in an aggregate amount equal to the net cash proceeds of any equity offerings, at a redemption price equal to 106.250%, plus accrued and unpaid interest, so long as at least 50% of the original aggregate principal amount of the Second Lien Notes due 2028 shall remain outstanding after each such redemption.
•On or after January 15, 2023, in whole at any time or in part from time to time, at a redemption price equal to 103.125% of the principal amount of the Second Lien Notes due 2028 redeemed and accrued and unpaid interest as of, but excluding, the redemption date. The redemption price decreases to 101.563% on or after January 15, 2024 and decreases to 100% on or after January 15, 2025.
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
Receivables Facility
During March 2020, we entered into the Receivables Facility. Under the terms of the Receivables Facility, we may receive up to $200 million of financing secured by retail installment contract receivables from transactions involving security systems that were sold under a customer-owned model. During April 2020, we amended the Receivables Facility to also permit financing secured by retail installment contract receivables from transactions occurring under our Company-owned model. The Receivables Facility has a one year revolving period until March 5, 2021, which may be extended, and bears interest at a variable rate. If the revolving period is not extended, we are required to repay the Receivables Facility in a manner consistent with the contractual collections of the underlying retail installment contract receivables. We may make voluntary prepayments on the Receivables Facility at any time prior to maturity at par.
We obtain financing by selling or contributing certain retail installment contract receivables to our wholly-owned consolidated bankruptcy-remote special purpose entity (the “SPE”), which, pursuant to the Receivables Facility, borrows funds secured by the transferred retail installment contract receivables. The SPE is a separate legal entity with its own creditors who will be entitled, prior to and upon the liquidation of the SPE, to be satisfied out of the SPE’s assets prior to any assets in the SPE becoming available to us (other than the SPE). Accordingly, the assets of the SPE are not available to pay our creditors (other than the SPE), although collections from the transferred retail installment contract receivables in excess of amounts required to repay the SPE’s creditors may be remitted to us during and after the term of the Receivables Facility. The SPE’s creditors have legal recourse to the transferred retail installment contract receivables owned by the SPE, but do not have any recourse to us (other than the SPE) for the payment of principal and interest on the SPE’s financing.
We service the transferred retail installment contract receivables and are responsible for ensuring that amounts collected from the transferred retail installment contract receivables are remitted to the SPE. We are required to deposit payments received from the transferred retail installment contract receivables into a segregated account maintained by a third party. On a monthly basis, the segregated account is utilized to make required principal, interest, and other payments due under the Receivables Facility.

During the three and six months ended June 30, 2020, we received proceeds of $20 million under the Receivables Facility and repaid $423 thousand. As of June 30, 2020, we had an outstanding balance of $19 million and an uncommitted available borrowing capacity of $181 million under the Receivables Facility.
Debt Covenants
As of June 30, 2020, we were in compliance with all financial covenant and other maintenance tests for all our debt obligations and we do not believe there is a material risk of future noncompliance with our financial covenant and other maintenance tests as a result of the COVID-19 Pandemic.
Agreement to Issue Class B Common Stock
On July 31, 2020, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Google LLC (“Google”) pursuant to which the we have agreed to issue and sell in a private placement to Google 54,744,525 shares of Class B common stock, par value of $0.01 per share, of the Company (“Class B Common Stock”) for an aggregate purchase price of $450 million, subject to adjustment to limit Google’s investment to 9.9% of the issued and outstanding common stock of the Company on an as-converted basis. The shares of Class B Common Stock are being acquired at a per share purchase price of $8.22 (which is equal to the volume weighted average price of shares of our common stock for the fifteen trading days immediately prior to entry into the Securities Purchase Agreement), adjusted for the amount of any cash dividend declared by us after the date of the Securities Purchase Agreement and prior to the date of closing, to the extent that Google is not entitled to receive such dividend. Based on this number of shares, after closing, Google will hold approximately 6.6% of the issued and outstanding common stock of the Company on an as-converted basis. Prior to closing, Google has the unilateral right to purchase, for the same price per share, additional shares of Class B Common Stock such that, immediately following the closing, Google holds 9.9% of the issued and outstanding common stock on an as-converted basis. Google has indicated to us that it does not currently intend to exercise the option. We expect to use the net proceeds from the private placement to further growth initiatives and reduce debt over time.
We have agreed to amend our certificate of incorporation pursuant to the terms of the Securities Purchase Agreement prior to closing, to, among other things, authorize the issuance of shares of Class B Common Stock, which will constitute a new class of common stock of the Company. Each share of Class B Common Stock will have equal status and rights to dividends with a share of common stock. The holders of Class B Common Stock shall have one vote for each share of Class B Common Stock held of record by such holder on all matters on which stockholders are entitled to vote generally; provided, however, that holders of Class B Common Stock, as such, shall not be entitled to vote on the election, appointment or removal of directors of the Company. Additionally, each share of Class B Common Stock will immediately become convertible into one share of common stock, at the option of the holder thereof, at any time following the earlier of (i) the expiration or early termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Clearance”), required prior to such holder’s conversion of all such shares of Class B Common Stock, and (ii) to the extent HSR Clearance is not required prior to such holder’s conversion of such shares of Class B Common Stock, the date that such holder owns such shares of Class B Common Stock.
The Securities Purchase Agreement further specifies that, upon closing, we will enter into an Investor Rights Agreement with Google (the “Investor Rights Agreement”), pursuant to which Google will agree to be bound by customary transfer restrictions and drag-along rights, and be afforded customary registration rights with respect to shares of Class B Common Stock held directly by Google. Under the terms of the Investor Rights Agreement, Google will be prohibited, subject to certain exceptions, from transferring any shares of Class B Common Stock or any shares of common stock issuable upon conversion of the Class B Common Stock beneficially owned by Google until the earlier of (i) the three-year anniversary of closing, (ii) the date on which the Commercial Agreement (as defined below) has been terminated under certain specified circumstances and (iii) June 30, 2022 if the Company breaches certain of its obligations under the Commercial Agreement (as defined below).
Commercial Agreement
Concurrently with the execution of the Securities Purchase Agreement, ADT LLC, an indirect wholly owned subsidiary of the Company (“ADT LLC”), and Google entered into a Master Supply, Distribution, and Marketing Agreement (the “Commercial Agreement”), pursuant to which Google has agreed to supply ADT LLC with certain Google devices as well as certain Google video and analytics services (“Google Services”), for sale to ADT LLC’s customers. Subject to customary termination rights related to breach and change of control, the Commercial Agreement has an initial term of seven years from the date that the Google Service is successfully integrated into ADT LLC’s end-user security and automation platform, which is targeted for no later than June 30, 2022. If the integrated service is not launched by June 30, 2022 then ADT LLC will be required to offer Google Services without integration for professional installations except for existing customers who already have ADT Pulse or ADT Control interactive services until such integration has been made. Further, subject to certain carveouts, ADT LLC has agreed to exclusively sell certain devices and services of the Investor for end-user smart home, security or safety devices.

The Commercial Agreement also contains customary termination rights for both parties. In addition, Google has rights to terminate the Commercial Agreement if (i) ADT LLC divests any part of its direct to consumer business and the acquiring entity does not agree to assume all obligations under the Commercial Agreement, or (ii) ADT LLC breaches certain provisions of the Commercial Agreement and does not cure such breaches. In the event of a breach by ADT LLC of the Commercial Agreement in a manner reasonably likely to result in a material adverse effect on Google’s business or brand, or a breach by ADT LLC of certain data security and privacy obligations under the Commercial Agreement, ADT LLC must suspend the sale of Google Services and certain devices during the applicable cure period. Upon termination of the Commercial Agreement, ADT LLC will no longer have rights to sell the Google Service or devices to new customers, subject to an applicable transition period. In addition, the Google Services may not be accessible by ADT LLC customers through ADT’s integrated end-user application during any cure period for breach by ADT LLC of certain data security and privacy provisions of the Commercial Agreement or upon termination of the agreement for a breach of such provisions.
The Commercial Agreement specifies that each party will contribute $150 million towards the joint marketing of devices and services, customer acquisition, training of ADT LLC’s employees for the sales, installation, customer service, and maintenance for the product and service offerings, and technology updates for products included in such offerings. Each party will contribute such funds in three equal tranches, subject to the attainment of certain milestones.
Dividends
During the six months ended June 30, 2020, we declared the following dividends on common stock:

Declared Date	Dividend per Share	Record Date	Payment Date
March 5, 2020	$0.035	March 19, 2020	April 2, 2020
May 7, 2020	$0.035	June 18, 2020	July 2, 2020
During the three months ended June 30, 2020, we declared dividends of $27 million (or $0.035 per share). The amount of dividends settled in shares of common stock during that period was not material.
During the six months ended June 30, 2020, we declared dividends of $54 million (or $0.07 per share). The amount of dividends settled in shares of common stock during that period was not material.
On August 5, 2020, we announced a dividend of $0.035 per share to common stockholders of record on September 18, 2020, which will be distributed on October 2, 2020.
Share Repurchase Program
On February 27, 2019, we approved a share repurchase program (the “Share Repurchase Program”), which permits us to repurchase up to $150 million of our shares of common stock through February 27, 2021. We announced the Share Repurchase Program on March 11, 2019. On March 23, 2020, we approved an increase of $75 million, inclusive of the amount then remaining under the Share Repurchase Program, in the authorized repurchase amount and an extension of the Share Repurchase Program through March 23, 2021.
We may effect these repurchases pursuant to one or more trading plans to be adopted in accordance with Rule 10b5-1 (each, a “10b5-1 plan”) under the Securities Exchange Act of 1934 (the “Exchange Act”), in privately negotiated transactions, in open market transactions, or pursuant to an accelerated share repurchase program. We intend to conduct the Share Repurchase Program in accordance with Rule 10b-18 under the Exchange Act. We are not obligated to repurchase any of our shares of common stock and the timing and amount of any repurchases will depend on legal requirements, market conditions, stock price, alternative uses of capital, and other factors.
During the three and six months ended June 30, 2020, there were no material repurchases of shares of our common stock under the Share Repurchase Program. As of June 30, 2020, we had approximately $75 million remaining in the Share Repurchase Program.

Cash Flow Analysis
The following table is a summary of our cash flow activity for the periods presented:

	For the Six Months Ended
(in thousands)	June 30, 2020	June 30, 2019	$ Change
Net cash provided by operating activities	$629,007	$979,172	$(350,165)
Net cash used in investing activities	$(535,574)	$(787,639)	$252,065
Net cash used in financing activities	$(96,027)	$(515,435)	$419,408
Cash Flows from Operating Activities
The decrease in cash flows provided by operating activities was primarily due to (i) $81 million related to the settlement of a pre-existing relationship in connection with the Defenders Acquisition, (ii) an increase in selling, general and administrative expenses largely due to the Defenders Acquisition, (iii) an increase in the volume of transactions in which equipment was sold outright to residential customers, and (iv) the sale of ADT Canada. The decrease was partially offset by a decrease in interest payments of $34 million due to changes to the timing and amount of interest payments as a result of our recent financing transactions. The remainder of the activity in cash flows provided by operating activities related to changes in assets and liabilities due to the volume and timing of other operating cash receipts and payments with respect to when the transactions are reflected in earnings.
In connection with our transition back to a predominately Company-owned model for our residential transactions, we expect to experience a decrease in the volume of transactions in which equipment is sold outright to residential customers subsequent to June 30, 2020 as reported in our results of operations for the six months ended June 30, 2020.
Refer to the discussions above under “—Results of Operations” for further details.
Cash Flows from Investing Activities
The decrease in cash flows used in investing activities was primarily due to (i) a decrease in the volume of dealer and bulk account purchases and an advance payment received for dealer charge-backs in connection with the Defenders Acquisition, and (ii) a decrease in the volume of subscriber capital expenditures as a result of the Equipment Ownership Model Change and the sale of ADT Canada. These decreases were partially offset by an increase in cash used for business acquisitions, net of cash acquired, of $103 million primarily due to the Defenders Acquisition.
In connection with our transition back to a predominately Company-owned model for our residential transactions, we expect to experience an increase in the volume of subscriber capital expenditures subsequent to June 30, 2020 as compared to the volume of subscriber capital expenditures for the six months ended June 30, 2020.
Cash Flows from Financing Activities
During the six months ended June 30, 2020, net cash used in financing activities primarily consisted of (i) $53 million related to dividend payments on common stock, (ii) $34 million related to the net repayments of long-term borrowings, and (iii) $16 million related to the payment of deferred financing fees, partially offset by $19 million of net proceeds under the Receivables Facility.
During the six months ended June 30, 2019, net cash used in financing activities primarily consisted of (i) $293 million related to the net repayments of long-term borrowings, (ii) $150 million related to repurchases of common stock, (iii) $44 million related to the payment of deferred financing fees, and (iv) $30 million related to dividend payments on common stock.
COMMITMENTS AND CONTRACTUAL OBLIGATIONS
In our 2019 Annual Report, we disclosed our commitments and contractual obligations. There have been no material changes to these commitments and contractual obligations except for the changes to our long-term debt during the six months ended June 30, 2020, as described above. Refer to the discussion above under “—Liquidity and Capital Resources” for further details regarding significant changes to our long-term debt.
OFF-BALANCE SHEET ARRANGEMENTS
There have been no material changes to our off-balance sheet arrangements as disclosed in our 2019 Annual Report during the six months ended June 30, 2020.

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
Interest Rate Risk
We have both fixed-rate and variable-rate debt, and, as a result, we are exposed to fluctuations in interest rates on our debt. We have interest rate swap contracts to hedge our interest rate exposure on our variable-rate debt. However, certain of our variable-rate debt instruments are subject to a one-percent floor on interest payments while our interest rate swap contracts do not include a floor. If the one month LIBOR interest rate increases above one percent, the increase in our debt service obligations on most of our variable-rate indebtedness will be neutralized as we have entered into interest rate swaps that hedge any increase in the one month LIBOR rate above one percent. If one month LIBOR rates are below one percent, even though the amount borrowed remains the same, our net income and cash flows, including cash available for servicing our indebtedness, will decrease by the difference between one percent and the one month LIBOR rate because certain of our variable-rate debt has an interest floor of one percent while the corresponding interest rate swaps do not have a LIBOR floor.
As a result of changes in the interest rate environment in response to macroeconomic decline due to the ongoing COVID-19 Pandemic, our interest rate swap contracts designated as cash flow hedges with an aggregate notional amount of $3 billion were no longer highly effective beginning in March 2020. Accordingly, we de-designated the cash flow hedges and the changes in fair value for the period in which these cash flow hedges were no longer highly effective were recognized in interest expense. Amounts recognized as a component of AOCI prior to de-designation will be reclassified into interest expense in the same period in which the related interest on variable-rate debt affects earnings through the maturity dates of the interest rate swap contracts as the forecasted cash flows are probable of occurring.
The changes in fair value of interest rate swap contracts recognized in interest expense in the Condensed Consolidated Statements of Operations were losses of $28 million and $5 million during the three months ended June 30, 2020 and 2019, respectively, and losses of $98 million and $9 million during the six months ended June 30, 2020 and 2019, respectively.
As of June 30, 2020, the carrying amount of our debt, excluding finance leases, was $9.7 billion with a fair value of $9.8 billion. In addition, we had interest rate swap contracts with aggregate notional amounts of $3.2 billion with a fair value of $313 million as a net liability. As of June 30, 2020, a hypothetical 10% change in interest rates would change the fair value of our debt by approximately $230 million based on the implied yield from broker-quoted market prices on our debt, while a similar change in interest rates would change the fair value of our interest rate swap contracts by approximately $3 million based on a discounted cash flow analysis. Additionally, any 0.125% decrease in LIBOR rates below 1.0% would result in an increase of approximately $4 million in annualized interest expense on our variable-rate debt, including the impact of our interest rate swaps.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2020, our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting, within the time periods specified in the SEC’s rules and forms, information required to be disclosed in the reports that we file or submit under the Exchange Act, and that such information was accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in our management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the three months ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
See Note 12 “Commitments and Contingencies” to the condensed consolidated financial statements under the heading “Legal Proceedings” included in this Quarterly Report on Form 10-Q for legal proceedings and related matters.
ITEM 1A. RISK FACTORS.
Our significant business risks are described in Part I, Item 1A. in our 2019 Annual Report, as filed with the SEC on March 10, 2020 and in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K filed with the SEC since such date. You should be aware that these risk factors and other information may not describe every risk facing the Company. In addition to the risks disclosed in such filings, following are additional updates to our risk factor disclosures with respect to our business.
The COVID-19 Pandemic could have a significant negative impact on our employees, our customers, our suppliers and our ability to carry on our normal operations given its impact on the economy generally, as well as the resulting “shelter in place” and other operational requirements we have or must continue to adhere to, or which could be reinstituted upon a re-emergence of COVID-19 in a particular jurisdiction, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We continue to monitor the impact of the novel coronavirus (COVID-19) pandemic and the reactions resulting therefrom (the “COVID-19 Pandemic”) on all aspects of our business. This includes the health of our employees, the protection of our customers, and our ability to continue to operate all aspects of our operations. Our employees are susceptible to COVID-19 in the ordinary course of their work. While we seek to protect our employees’ health through various initiatives, we cannot be certain that our employees will not contract COVID-19, be required to quarantine as a result of coming in contact with others who have the disease, or be unable to work in order to care for someone with the disease. Any such instances, whether on a large scale basis or concentrated in any one area of the business could have a material adverse effect on our business, financial condition, results of operations, and cash flows. The health and safety of our customers is also a top priority and we similarly take precautions to protect their health and well-being. The refusal of customers to allow us to enter their residences or businesses due to the fear of COVID-19 could have a material impact on our business, and the spreading of the disease between our customers and our employees could interrupt our operations, result in legal claims and damage our brand. Any such result could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
Any continued widespread growth in infections could also result in additional, or the re-institution of prior, travel restrictions or “shelter-in-place” mandates that further impact the ability of our employees to reach our operations, be available to install new or repair existing systems within residential homes or commercial operations, or to enter such homes or commercial operations. Such inability to access residences, or any unwillingness of customers to allow us to enter their sites, to proactively continue our program to replace the 3G and CDMA cellular equipment used in many of our security systems could also negatively impact the pace of our 3G and CDMA radio replacement program, which could impair our ability to convert all of those radios across our system by the applicable technology sunset dates. In addition, the continuation of infections has resulted, and could continue to result, in a change in policy of emergency responders in certain jurisdictions who have declined, and may continue temporarily or permanently to decline, to respond to certain verified or non-verified burglar alarm calls from our monitoring centers or from our employees who are working from home, and bans on businesses may continue, or be re-instituted, or expand in certain jurisdictions with only limited exceptions. Such bans, which could impact us directly should we fail to fall within a permissible exception, and which could also result in future sustained business closures among our customer and potential customer bases, would magnify the negative impact already experienced across our operations and, most significantly, within our commercial operations. Any of the foregoing impacts on our employees, first responders, customers, operations, or business generally, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
We are also concerned with the impacts that have and could continue to result as cases of COVID-19 re-emerge in jurisdictions which have and will continue to reopen for business and / or no longer require social distancing. Some experts have predicted that the pre-mature re-opening of a jurisdiction could result in even more devastating consequences than existed at the time of the original closure. Even if current containment efforts lead to dramatic reductions in COVID-19 cases, we are also concerned with the uncertainty around subsequent re-emergence of COVID-19 in the Fall of 2020. Some experts have predicted that COVID-19 will re-emerge at that time and cause additional significant disruptions in the economy continuing into 2021. If any of these predictions prove accurate, we may experience a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
In addition, we may also collect and retain other sensitive types of data, including audio recordings of telephone calls and video images of customer sites. We must comply with applicable federal and state laws and regulations governing the collection, retention, processing, storage, disclosure, access, use, security, and privacy of such information in addition to our own posted information security and privacy policies and applicable industry standards. The legal, regulatory, and contractual environment surrounding the foregoing continues to evolve, and there has been an increasing amount of focus on privacy and data security issues with the potential to affect our business. These privacy and data security laws, regulations, and standards, as well as contractual requirements, could increase our cost of doing business, and failure to comply with these laws, regulations, standards, and contractual requirements could result in government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity. In the event of a breach of personal information that we hold or that is held by third parties on our behalf, we may be subject to governmental fines, individual and class action claims, remediation expenses, and/or harm to our reputation. In April 2020, after investigating a customer inquiry, we disclosed that a Company technician had, during service visits, added his personal email address to 220 of our customers’ accounts, which provided this employee with varying levels of unauthorized personal access to such customers’ in-home security systems, including, in some cases, video streams, over a period of several years. We immediately terminated this employee. While we have notified all such customers of this activity, and have reached resolution with several of these customers, we cannot be certain that others impacted will not continue to make legal claims against us, either individually or as a class. Although we would vigorously defend any claim that we feel is unsupported by the facts or which seeks an unreasonable amount of damages, we could incur significant legal costs in defending such claims or in the ultimate resolution of such claims, and we may suffer reputational harm and damage to our brand as a result of such claims or any related publicity. Further, if we fail to comply with applicable privacy and security laws, regulations, policies, and standards; properly protect the integrity and security of our facilities and systems and the data located within them; or defend against cybersecurity attacks; or if our third-party service providers, partners, or vendors fail to do any of the foregoing with respect to data and information assessed, used, stored, or collected on our behalf; or if we fail to successfully defend against any matters that may arise as a result of the rogue conduct of the technician as described above or should we fail to prevent future rogue actors from undertaking similar actions, our business, reputation, financial condition, results of operations, and cash flows could be materially adversely affected.
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

As previously disclosed in our Current Report on Form 8-K filed with the SEC on August 3, 2020, we entered into the Securities Purchase Agreement to issue Class B Common Stock to Google in reliance on the exemption provided by Section 4(a)(2) of the Securities Act.
Use of Proceeds from Registered Equity Securities
We did not receive any proceeds from sales of registered equity securities during the six months ended June 30, 2020.
Issuer Purchases of Equity Securities
Under our publicly announced Share Repurchase Program, we may repurchase shares of our common stock pursuant to one or more trading plans to be adopted in accordance with Rule 10b5-1 (each, a “10b5-1 plan”) under the Exchange Act, in privately negotiated transactions, in open market transactions, or pursuant to an accelerated share repurchase program. We intend to conduct the Share Repurchase Program in accordance with Rule 10b-18 under the Exchange Act. We are not obligated to repurchase any of our shares of common stock and the timing and amount of any repurchases will depend on legal requirements, market conditions, stock price, alternative uses of capital, and other factors.
During the three months ended June 30, 2020, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a) (in thousands)
April 1, 2020 - April 30, 2020	1,100	$4.02	1,100	$74,996
May 1, 2020 - May 31, 2020	—	$—	—	$74,996
June 1, 2020 - June 30, 2020	—	$—	—	$74,996
Total	1,100	$4.02	1,100	$74,996
(a)On February 27, 2019, we approved the Share Repurchase Program, which permits us to repurchase up to $150 million of our shares of common stock through February 27, 2021. We announced the Share Repurchase Program on March 11, 2019. On March 23, 2020, we approved an increase of $75 million, inclusive of the amount then remaining under the Share Repurchase Program, in the authorized repurchase amount and an extension of the Share Repurchase Program through March 23, 2021.
(b)The average price paid per share is calculated by dividing the total cash paid for the shares by the total number of shares repurchased.
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

10.23	Receivables Sale and Contribution Agreement, dated as of April 17, 2020, between ADT LLC, as Originator and Servicer and ADT Finance Inc., as Buyer
10.24	Tax Sharing Agreement, dated as of September 28, 2012, by and among Pentair Ltd., Tyco International Ltd., Tyco International Finance S.A., and The ADT Corporation
10.25	Non-Income Tax Sharing Agreement dated as of September 28, 2012, by and among Tyco International Ltd., Tyco International Finance S.A., and The ADT Corporation
10.26	Trademark Agreement, dated as of September 25, 2012, by and among ADT Services GmbH, ADT US Holdings, Inc., Tyco International Ltd. and The ADT Corporation
10.27	Patent Agreement, dated as of September 26, 2012, by and between Tyco International Ltd. and The ADT Corporation
10.28	Separation and Distribution Agreement, dated September 26, 2012 by and among Tyco International Ltd., Tyco International Finance S.A., The ADT Corporation and ADT LLC
10.29	ADT LLC Supplemental Savings and Retirement Plan, effective as of April 1, 2017
10.30	Stockholders Agreement by and between the ADT Inc. and Prime Securities Services TopCo, LP
10.31	Registration Rights Agreement by and between the ADT Inc. and Prime Securities Services TopCo, LP
10.32	Amendment to the Registration Rights Agreement between ADT Inc. and Prime Security Services TopCo Parent, L.P.
10.33	Securities Purchase Agreement, dated as of July 31, 2020, by and between ADT Inc. and Google LLC
10.34*	Form of Indemnification Agreement by and between the Company and each of its Directors and Executive Officers
10.35+	Amendment to Amended and Restated Employment Agreement, dated May 3, 2019, between The ADT Security Corporation (together with any of its subsidiaries and Affiliates) and Donald Young
10.36+	Amended and Restated Employment Agreement, dated December 19, 2017, between The ADT Security Corporation (together with any of its subsidiaries and Affiliates) and Jamie Haenggi
10.37+	Amended and Restated Employment Agreement, dated December 19, 2017, between The ADT Security Corporation (together with any of its subsidiaries and Affiliates) and Daniel M. Bresingham
10.38+	Amended and Restated Employment Agreement, dated December 19, 2017, between ADT LLC, (together with any of its subsidiaries and Affiliates) and James D. DeVries

10.39+	Amended and Restated Employment Agreement, dated December 19, 2017, between ADT LLC, (together with any of its subsidiaries and Affiliates) and Jeffrey Likosar
10.40+	Accepted Offer Letter for Robert Kupbens dated April 23, 2019
10.41+	ADT Inc. 2018 Omnibus Incentive Plan
10.42+	First Amendment to ADT Inc. 2018 Omnibus Incentive Plan dated April 25, 2019
10.43+	Form of Restricted Stock Unit Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan
10.44+	Form of Non-Qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan
10.45+	Form of Non-Qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan (Class B Unit Redemption)
10.46+	Form of Amendment to Non-Qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan (Class B Unit Redemption)
10.47+	Form of Common Stock Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan
10.48+	ADT Inc. 2018 Omnibus Incentive Plan Restricted Stock Unit Non-Employee Director Award Agreement
10.49+	Form of Restricted Stock Unit Special Equity Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan
10.50+	Form of Non-Qualified Option Special Equity Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan
10.51+	Second Amended & Restated Employment Agreement with James D. DeVries
10.52+	Amendment to Second Amended & Restated Employment Agreement of James D. DeVries
31.1*	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
31.2*	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
32.1*	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	XBRL Instant Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document
_________________________
^ Confidential treatment requested. Confidential portions of this Exhibit 2.1 have been omitted.
* Filed herewith.
+ Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADT Inc.

Date:	August 5, 2020	By:	/s/ Jeffrey Likosar
		Name:	Jeffrey Likosar
		Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)