Form 10-Q
period 2020-09-30
ADT Inc.
filed 2020-11-05
CIK 1703056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 29, 2020, there were 761,101,931 shares outstanding (excluding 9,611,770 of unvested shares) of the registrant’s common stock, $0.01 par value per share, and 54,744,525 shares outstanding of the registrant’s Class B common stock, $0.01 par value per share.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$489,433	$48,736
Accounts receivable, net of allowance for credit losses of $64,478 and $44,337, respectively	289,680	287,243
Inventories, net	155,159	104,219
Work-in-progress	45,238	34,183
Prepaid expenses and other current assets	200,401	151,102
Total current assets	1,179,911	625,483
Property and equipment, net	324,201	328,731
Subscriber system assets, net	2,649,718	2,739,296
Intangible assets, net	6,046,728	6,669,645
Goodwill	5,217,275	4,959,658
Deferred subscriber acquisition costs, net	611,334	513,320
Other assets	336,900	247,519
Total assets	$16,366,067	$16,083,652

Liabilities and stockholders' equity
Current liabilities:
Current maturities of long-term debt	$69,035	$58,049
Accounts payable	273,100	241,954
Deferred revenue	341,146	342,359
Accrued expenses and other current liabilities	566,167	477,366
Total current liabilities	1,249,448	1,119,728
Long-term debt	9,675,430	9,634,226
Deferred subscriber acquisition revenue	768,356	673,625
Deferred tax liabilities	1,002,916	1,166,269
Other liabilities	531,441	305,435
Total liabilities	13,227,591	12,899,283

Commitments and contingencies (See Note 12)

Stockholders' equity:
Preferred stock—authorized 1,000,000 and 250,000 shares of $0.01 par value as of September 30, 2020 and December 31, 2019, respectively; zero issued and outstanding.	—	—
Common stock—authorized 3,999,000,000 shares of $0.01 par value; issued and outstanding shares of 770,723,162 and 753,622,044 as of September 30, 2020 and December 31, 2019, respectively	7,707	7,536
Class B common stock—authorized 100,000,000 and zero shares of $0.01 par value as of September 30, 2020 and December 31, 2019, respectively; issued and outstanding shares of 54,744,525 and zero as of September 30, 2020 and December 31, 2019, respectively.	547	—
Additional paid-in capital	6,613,866	5,977,402
Accumulated deficit	(3,349,356)	(2,742,193)
Accumulated other comprehensive loss	(134,288)	(58,376)
Total stockholders' equity	3,138,476	3,184,369
Total liabilities and stockholders' equity	$16,366,067	$16,083,652
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Monitoring and related services	$1,045,677	$1,093,564	$3,133,013	$3,249,401
Installation and other	253,247	207,006	867,050	577,973
Total revenue	1,298,924	1,300,570	4,000,063	3,827,374
Cost of revenue (exclusive of depreciation and amortization shown separately below)	357,895	356,556	1,142,228	1,020,603
Selling, general and administrative expenses	410,933	378,645	1,278,191	1,047,818
Depreciation and intangible asset amortization	473,346	505,832	1,440,239	1,502,574
Merger, restructuring, integration, and other	(6,117)	9,800	114,715	23,069
Goodwill impairment	—	45,482	—	45,482
Loss on sale of business	(19)	55,489	738	55,489
Operating income (loss)	62,886	(51,234)	23,952	132,339
Interest expense, net	(156,759)	(152,431)	(569,391)	(465,977)
Loss on extinguishment of debt	(48,916)	(14,532)	(114,759)	(103,004)
Other income	1,992	200	6,572	2,909
Loss before income taxes	(140,797)	(217,997)	(653,626)	(433,733)
Income tax benefit	27,699	36,367	133,494	81,576
Net loss	$(113,098)	$(181,630)	$(520,132)	$(352,157)

Net (loss) income per share - basic:
Common stock	$(0.15)	$(0.25)	$(0.68)	$(0.47)
Class B common stock	$0.05	$—	$(0.10)	$—

Weighted-average shares outstanding - basic:
Common stock	760,913	739,852	760,203	748,500
Class B common stock	8,331	—	2,797	—

Net loss per share - diluted:
Common stock	$(0.15)	$(0.25)	$(0.68)	$(0.47)
Class B common stock	$(0.07)	$—	$(0.44)	$—

Weighted-average shares outstanding - diluted:
Common stock	760,913	739,852	760,203	748,500
Class B common stock	16,640	—	5,587	—
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net loss	$(113,098)	$(181,630)	$(520,132)	$(352,157)
Other comprehensive income (loss), net of tax:
Cash flow hedges	11,607	(5,876)	(75,891)	(56,075)
Foreign currency translation	—	(6,340)	—	13,711
Defined benefit pension plans	(16)	(17)	(21)	(29)
Total other comprehensive income (loss), net of tax	11,591	(12,233)	(75,912)	(42,393)
Comprehensive loss	$(101,507)	$(193,863)	$(596,044)	$(394,550)
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	For the Three Months Ended September 30, 2020								For the Three Months Ended September 30, 2019
	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Number of Common Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at beginning of period	770,429	—	$7,704	$—	$6,139,135	$(3,206,845)	$(145,879)	$2,794,115	746,360	$7,464	$5,888,576	$(1,904,242)	$(101,939)	$3,889,859
Net loss	—	—	—	—	—	(113,098)	—	(113,098)	—	—	—	(181,630)	—	(181,630)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	11,591	11,591	—	—	—	—	(12,233)	(12,233)
Issuance of common stock, net of related fees	—	54,745	—	547	447,088	—	—	447,635	—	—	—	—	—	—
Dividends, including dividends reinvested in common stock	1	—	—	—	4	(28,963)	—	(28,959)	3,740	37	22,526	(26,253)	—	(3,690)
Share-based compensation expense	—	—	—	—	26,431	—	—	26,431	—	—	18,876	—	—	18,876
Other	293	—	3	—	1,208	(450)	—	761	(68)	(1)	196	(193)	—	2
Balances at end of period	770,723	54,745	$7,707	$547	$6,613,866	$(3,349,356)	$(134,288)	$3,138,476	750,032	$7,500	$5,930,174	$(2,112,318)	$(114,172)	$3,711,184
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	For the Nine Months Ended September 30, 2020								For the Nine Months Ended September 30, 2019
	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Number of Common Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at beginning of period	753,622	—	$7,536	$—	$5,977,402	$(2,742,193)	$(58,376)	$3,184,369	766,881	$7,669	$5,969,347	$(1,680,432)	$(71,779)	$4,224,805
Adoption of accounting standard, net of tax	—	—	—	—	—	(2,157)	—	(2,157)	—	—	—	—	—	—
Net loss	—	—	—	—	—	(520,132)	—	(520,132)	—	—	—	(352,157)	—	(352,157)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(75,912)	(75,912)	—	—	—	—	(42,393)	(42,393)
Issuance of common stock, net of related fees	16,279	54,745	163	547	560,766	—	—	561,476	—	—	—	—	—	—
Repurchases of common stock	(1)	—	—	—	(4)	—	—	(4)	(23,883)	(239)	(149,629)	—	—	(149,868)
Dividends, including dividends reinvested in common stock	2	—	—	—	11	(82,847)	—	(82,836)	7,147	71	44,933	(79,346)	—	(34,342)
Share-based compensation expense	—	—	—	—	74,758	—	—	74,758	—	—	65,126	—	—	65,126
Other	821	—	8	—	933	(2,027)		(1,086)	(113)	(1)	397	(383)	—	13
Balances at end of period	770,723	54,745	$7,707	$547	$6,613,866	$(3,349,356)	$(134,288)	$3,138,476	750,032	$7,500	$5,930,174	$(2,112,318)	$(114,172)	$3,711,184
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Nine Months Ended
	September 30, 2020	September 30, 2019
Cash flows from operating activities:
Net loss	$(520,132)	$(352,157)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and intangible asset amortization	1,440,239	1,502,574
Amortization of deferred subscriber acquisition costs	70,226	58,544
Amortization of deferred subscriber acquisition revenue	(90,346)	(78,506)
Share-based compensation expense	74,758	65,126
Deferred income taxes	(147,007)	(86,339)
Provision for losses on receivables and inventory	99,019	42,248
Loss on extinguishment of debt	114,759	103,004
Goodwill impairment	—	45,482
Loss on sale of business	738	55,489
Unrealized loss on interest rate swap contracts	89,589	9,380
Other non-cash items, net	102,950	94,504
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions:
Deferred subscriber acquisition costs	(170,247)	(147,865)
Deferred subscriber acquisition revenue	124,621	201,869
Other, net	(195,898)	(54,104)
Net cash provided by operating activities	993,269	1,459,249
Cash flows from investing activities:
Dealer generated customer accounts and bulk account purchases	(265,131)	(514,487)
Subscriber system asset expenditures	(272,512)	(430,586)
Purchases of property and equipment	(112,317)	(120,140)
Acquisition of businesses, net of cash acquired	(182,154)	(95,312)
Sale of business, net of cash sold	(2,448)	—
Other investing, net	34,287	3,604
Net cash used in investing activities	(800,275)	(1,156,921)
Cash flows from financing activities:
Proceeds from issuance of common stock	450,000	—
Proceeds from long-term borrowings	2,640,000	3,378,022
Proceeds from receivables facility	43,748	—
Repayment of long-term borrowings, including call premiums	(2,748,095)	(3,650,082)
Repayment of receivables facility	(2,456)	—
Dividends on common stock	(80,298)	(33,855)
Repurchases of common stock	(4)	(149,868)
Deferred financing costs	(27,962)	(52,733)
Other financing, net	(25,777)	(1,200)
Net cash provided by (used in) financing activities	249,156	(509,716)

Effect of currency translation on cash	—	821

Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	442,150	(206,567)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	48,736	367,162
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$490,886	$160,595

Supplemental schedule of non-cash investing and financing activities:
Issuance of shares in lieu of cash dividend	$11	$45,004
Issuance of shares for acquisition of business	$113,841	$—
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
COVID-19 Pandemic
During March 2020, the World Health Organization declared the outbreak of a novel coronavirus as a pandemic (the “COVID-19 Pandemic”), which has become increasingly widespread in the U.S. Containment efforts and responses to the COVID-19 Pandemic have varied by individuals, businesses, and state and local municipalities, and in certain areas of the U.S., initial and precautionary measures helped mitigate the spread of the coronavirus. However, subsequent easing of such measures resulted in the re-emergence of the coronavirus. The COVID-19 Pandemic has had a notable adverse impact on general economic conditions, including but not limited to the temporary closures of many businesses, increased governmental regulations, and reduced consumer spending due to significant unemployment and other effects attributable to the COVID-19 Pandemic. In order to continue to service customers, the Company has adjusted and is continuously evolving certain aspects of its operations to protect employees and customers, which includes (i) detailed protocols for infectious disease safety for employees, (ii) the implementation of daily wellness checks for employees, and (iii) the implementation of work from home actions, including the majority of the Company’s call center professionals.
The Company considered the emergence and pervasive economic impact of the COVID-19 Pandemic in its assessment of its financial position, results of operations, cash flows, and certain accounting estimates as of and for the three and nine months ended September 30, 2020. Additional information on the impacted estimates is included in the respective footnotes that follow. Due to the evolving and uncertain nature of the COVID-19 Pandemic, it is possible that the effects of the COVID-19 Pandemic could materially impact the Company’s estimates and condensed consolidated financial statements in future reporting periods.
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
The condensed consolidated financial statements include the accounts of ADT Inc. and its wholly-owned subsidiaries, and have been prepared in U.S. dollars in accordance with GAAP. All intercompany transactions have been eliminated. Certain prior period amounts have been reclassified to conform with the current period presentation.
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
The following table provides a reconciliation of the amount of cash and cash equivalents and restricted cash and cash equivalents reported in the Condensed Consolidated Balance Sheets to the total of the same of such amounts shown in the Condensed Consolidated Statements of Cash Flows:

(in thousands)	September 30, 2020	December 31, 2019
Cash and cash equivalents	$489,433	$48,736
Restricted cash and cash equivalents in prepaid expenses and other current assets	1,453	—
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$490,886	$48,736
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
Subscriber system assets represent capitalized equipment and installation costs incurred in connection with transactions in which the Company retains ownership of the security system. Upon customer termination, the Company may retrieve such assets. Depreciation expense relating to subscriber system assets is included in depreciation and intangible asset amortization in the Condensed Consolidated Statements of Operations and was $120 million and $142 million for the three months ended September 30, 2020 and 2019, respectively, and $380 million and $423 million for the nine months ended September 30, 2020 and 2019, respectively.
The gross carrying amount, accumulated depreciation, and net carrying amount of subscriber system assets as of September 30, 2020 and December 31, 2019 were as follows:

(in thousands)	September 30, 2020	December 31, 2019
Gross carrying amount	$4,683,816	$4,597,908
Accumulated depreciation	(2,034,098)	(1,858,612)
Subscriber system assets, net	$2,649,718	$2,739,296

Deferred subscriber acquisition costs represent incremental selling expenses (primarily commissions) related to acquiring customers. Amortization expense relating to deferred subscriber acquisition costs included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations was $25 million and $21 million for the three months ended September 30, 2020 and 2019, respectively, and $70 million and $59 million for the nine months ended September 30, 2020 and 2019, respectively.
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
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following as of September 30, 2020 and December 31, 2019:

(in thousands)	September 30, 2020	December 31, 2019
Accrued interest	$66,992	$115,070
Payroll-related accruals	139,845	91,944
Other accrued liabilities	359,330	270,352
Accrued expenses and other current liabilities	$566,167	$477,366
Radio Conversion Costs
In 2019, the providers of 3G and Code-Division Multiple Access (“CDMA”) cellular networks notified the Company that they will be retiring their 3G and CDMA networks during 2022. Accordingly, during 2019 the Company commenced a program to replace the 3G and CDMA cellular equipment used in many of its security systems. The Company estimates the range of net costs for this replacement program at $200 million to $325 million through 2022. The Company expects to incur approximately $50 million to $75 million of net costs during 2020. These ranges are net of any revenue the Company collects from customers associated with these radio replacements and cellular network conversions. The Company seeks to minimize these costs by converting customers during routine service visits whenever possible. The replacement program and pace of replacement are subject to change and may be influenced by the Company’s ability to access customer sites due to the COVID-19 Pandemic, cost-sharing opportunities with suppliers, carriers, and customers, as well as new and innovative technologies.
Radio conversion revenue associated with the replacement program is included in monitoring and related services revenue in the Condensed Consolidated Statement of Operations while radio conversion costs are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. During the three months ended September 30, 2020 and 2019, the Company incurred $21 million and $12 million of radio conversion costs, respectively, and recognized $8 million and $1 million of incremental radio conversion revenue, respectively. During the nine months ended September 30, 2020 and 2019, the Company incurred $50 million and $14 million of radio conversion costs, respectively, and recognized $26 million and $1 million of incremental radio conversion revenue, respectively.
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
Cash Equivalents - Included in cash and cash equivalents are investments in money market mutual funds, which were $264 million as of September 30, 2020. The Company had no cash equivalents as of December 31, 2019. These investments are classified as a Level 1 fair value measurement, which represent unadjusted quoted prices in active markets for identical assets or liabilities.
Retail Installment Contract Receivables - The fair value of the Company’s retail installment contract receivables was determined using a discounted cash flow model. The resulting fair value is classified as a Level 3 fair value measurement.

The following table presents the carrying amount and fair value of retail installment contract receivables as of the periods presented below:

	September 30, 2020		January 1, 2020(1)
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Retail installment contract receivables, net	$108,397	$89,447	$9,743	$8,946
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
The following table presents the carrying amount and fair value of long-term debt instruments as of the periods presented below:

	September 30, 2020		December 31, 2019
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt instruments, excluding finance lease obligations	$9,681,595	$10,137,127	$9,617,491	$10,177,751
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
Guarantees
In the normal course of business, the Company is liable for contract completion and product performance. The Company’s guarantees primarily relate to standby letters of credit related to its insurance programs and totaled $83 million and $47 million as of September 30, 2020 and December 31, 2019, respectively. The Company does not believe such obligations will materially affect its financial position, results of operations, or cash flows.
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
ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, provides optional guidance for a limited period of time to ease the potential burden of accounting for reference rate reform. The guidance was effective for the Company beginning on March 12, 2020 and it will apply the amendments prospectively through December 31, 2022. The impact of adoption was not material.

Recently Issued Accounting Pronouncements
ASU 2020-06, Debt with Conversion and Other Options and Derivatives and Hedging - Contracts in Entity’s Own Equity, provides guidance to ease the potential burden of accounting for convertible instruments, derivatives related to an entity’s own equity, and the related earnings per share considerations. This guidance is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company intends to early adopt this guidance in the first quarter of 2021 and the impact of adoption is not anticipated to be material.
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
Deferred subscriber acquisition revenue is deferred and recorded as deferred subscriber acquisition revenue in the Condensed Consolidated Balance Sheets upon initiation of a monitoring contract. Deferred subscriber acquisition revenue is amortized on a pooled basis into installation and other revenue in the Condensed Consolidated Statements of Operations over the estimated life of the customer relationship using an accelerated method consistent with the amortization of subscriber system assets and deferred subscriber acquisition costs associated with the transaction. Amortization of deferred subscriber acquisition revenue was $31 million and $28 million for the three months ended September 30, 2020 and 2019, respectively, and $90 million and $79 million for the nine months ended September 30, 2020 and 2019, respectively.
In transactions involving a security system that is sold outright to the customer, the Company’s performance obligations generally include monitoring, related services, and the sale and installation of the security system. For such arrangements, the Company allocates a portion of the transaction price to each performance obligation based on relative standalone selling price, which is determined using observable internal or external pricing and profitability metrics. Revenue associated with the sale and installation of a security system is recognized either at a point in time or over time based upon the nature of the transaction and contractual terms and is reflected in installation and other revenue in the Condensed Consolidated Statements of Operations. Revenue associated with monitoring and related services is recognized as those services are provided and is reflected in monitoring and related services revenue in the Condensed Consolidated Statements of Operations.
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
The following table sets forth the Company’s revenue disaggregated by source:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Monitoring and related services	$1,045,677	$1,093,564	$3,133,013	$3,249,401
Installation and other	253,247	207,006	867,050	577,973
Total revenue	$1,298,924	$1,300,570	$4,000,063	$3,827,374
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

During March 2020, the Company entered into an uncommitted receivables securitization financing agreement (the “Receivables Facility”). Under the terms of the Receivables Facility, the Company may receive up to $200 million of financing secured by retail installment contract receivables from transactions involving security systems that were sold under a customer-owned model. During April 2020, the Company amended the Receivables Facility to also permit financing secured by retail installment contract receivables from transactions occurring under the Company-owned model. During May 2020, the Company started to transition its security system ownership model back to a predominately Company-owned model as a result of this amendment.
Accounts Receivable
Accounts receivable represent unconditional rights to consideration due from customers in the ordinary course of business and are generally due in one year or less. Accounts receivable are recorded at amortized cost less an allowance for credit losses that are not expected to be recovered. The allowance for credit losses is recognized at inception and is reassessed each reporting period.
The Company’s allowance for credit losses is evaluated on a pooled basis based on customer type. For each pool of customers, the allowance for credit losses is estimated based on the delinquency status of the underlying receivables and the related historical loss experience, as adjusted for current and expected future conditions, if applicable. The allowance for credit losses was not material for the individual pools of customers for the periods presented.
The changes in the allowance for credit losses during the nine months ended September 30, 2020 were as follows:

(in thousands)
Balance as of January 1, 2020(1)	$42,960
Provision for credit losses	63,231
Write-offs, net of recoveries(2)	(41,713)
Balance as of September 30, 2020	$64,478
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
Retail installment contracts are available for residential transactions occurring under either a Company-owned model or a customer-owned model. When originating a retail installment contract, the Company utilizes external credit scores to assess credit quality of a customer and to determine eligibility for the retail installment contract. In addition, a customer is required to enroll in the Company’s automated payment process in order to enter into a retail installment contract. Subsequent to origination, the Company monitors the delinquency status of retail installment contract receivables as the key credit quality indicator. As of September 30, 2020, the amount of current and delinquent billed retail installment contract receivables were not material.
Retail installment contract receivables are recorded at amortized cost less an allowance for credit losses that are not expected to be recovered. The allowance for credit losses is recognized at inception and is reassessed each reporting period. The allowance for credit losses on retail installment contract receivables was not material for the periods presented.
The following is a summary of unbilled retail installment contract receivables, net, recognized in the Condensed Consolidated Balance Sheets as of the periods presented below:

(in thousands)	September 30, 2020	January 1, 2020(1)
Retail installment contract receivables, gross	$114,610	$9,971
Allowance for credit losses	(6,213)	(228)
Retail installment contract receivables, net	$108,397	$9,743
Classification:
Accounts receivable, net	$39,368	$5,867
Other assets	69,029	3,876
Retail installment contract receivables, net	$108,397	$9,743
________________
(1)Balances reflected are subsequent to the adoption of CECL on January 1, 2020.

As of September 30, 2020, $56 million of the Company’s retail installment contract receivables, net, were used as collateral for borrowings under the Receivables Facility. Refer to Note 6 “Debt” for further discussion.
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
The Company records an allowance for credit losses against its contract assets for expected credit losses that are not expected to be recovered. The allowance for credit losses is recognized at inception and is reassessed each reporting period. The allowance for credit losses on contract assets was not material for the periods presented.
The following is a summary of contract assets, net, related to residential transactions recognized in the Condensed Consolidated Balance Sheets as of the periods presented below:

(in thousands)	September 30, 2020	January 1, 2020(1)
Contract assets, gross	$152,994	$24,411
Allowance for credit losses	(27,054)	(3,228)
Contract assets, net	$125,940	$21,183
Classification:
Prepaid expenses and other current assets	$53,320	$9,036
Other assets	72,620	12,147
Contract assets, net	$125,940	$21,183
________________
(1)Balances reflected are subsequent to the adoption of CECL on January 1, 2020.

The Company recognized approximately $158 million of contract assets during the nine months ended September 30, 2020.
3. Leases
Company as Lessor
The Company is a lessor in certain transactions in which the Company provides monitoring and related services but retains ownership of the security system as the Company has identified a lease component associated with the right-of-use of the security system and a non-lease component associated with monitoring and related services. For transactions in which the timing and pattern of transfer is the same for the lease and non-lease components, and the lease component would be classified as an operating lease if accounted for separately, the Company applies the practical expedient to aggregate the lease and non-lease components and accounts for the combined component based upon its predominant characteristic, which is the non-lease component. As a result, the Company accounts for the combined component as a single performance obligation under the applicable revenue guidance and the underlying assets are reflected within subscriber system assets, net, in the Condensed Consolidated Balance Sheets.

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
The following table presents the amounts reported in the Company’s Condensed Consolidated Balance Sheets related to operating and finance leases as of the periods presented below:

Leases (in thousands)	Classification	September 30, 2020	December 31, 2019
Assets
Current
Operating	Prepaid expenses and other current assets	$923	$1,191
Non-current
Operating	Other assets	141,214	122,464
Finance	Property and equipment, net(a)	54,971	66,001
Total right-of-use assets		$197,108	$189,656
Liabilities
Current
Operating	Accrued expenses and other current liabilities	$27,863	$29,745
Finance	Current maturities of long-term debt	28,064	26,949
Non-current
Operating	Other liabilities	121,554	99,999
Finance	Long-term debt	34,806	47,835
Total lease liabilities		$212,287	$204,528
_________________
(a)Finance right-of-use assets are recorded net of accumulated depreciation of approximately $61 million and $44 million as of September 30, 2020 and December 31, 2019, respectively.

The following is a summary of the Company’s lease cost for the presented periods:

	For the Three Months Ended		For the Nine Months Ended
Lease Cost (in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Operating lease cost	$14,339	$14,618	$43,251	$44,691
Finance lease cost
Amortization of right-of-use assets	6,703	6,780	18,897	17,298
Interest on lease liabilities	778	1,017	2,393	2,674
Variable lease costs	10,803	11,096	34,952	35,955
Total lease cost	$32,623	$33,511	$99,493	$100,618
The following is a summary of the cash flows and supplemental information associated with the Company’s leases for the presented periods:

	For the Nine Months Ended
Other information (in thousands)	September 30, 2020	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$42,901	$45,116
Operating cash flows from finance leases	2,393	2,674
Financing cash flows from finance leases	21,253	17,166
Right-of-use assets obtained in exchange for new:
Operating lease liabilities	40,015	41,307
Finance lease liabilities	$10,147	$49,053
4. Acquisitions
Defenders Acquisition
During January 2020, the Company acquired Defender Holdings, Inc. (“Defenders”) (the “Defenders Acquisition”), which represented the acquisition of the Company’s largest independent dealer, for total consideration of approximately $290 million, which consisted of cash paid of $173 million, net of cash acquired, and the issuance of approximately 16 million shares of the Company’s common stock, par value of $0.01 per share, (“Common Stock”) with a fair value of $114 million.
The following table summarizes the purchase price allocation of the estimated fair values of the net assets acquired and liabilities assumed as reflected in the condensed consolidated financial statements as of the date of acquisition:

Fair value of assets acquired and liabilities assumed (in thousands):
Cash	$3,437
Accounts receivable	15,269
Inventories	17,950
Prepaid expenses and other current assets	16,752
Property and equipment	16,486
Goodwill	253,784
Contracts and related customer relationships	17,000
Other assets	18,733
Accounts payable	(14,937)
Deferred revenue	(1,170)
Accrued expenses and other current liabilities	(29,130)
Deferred tax liabilities	(8,051)
Other liabilities	(15,760)
Total consideration transferred	$290,363
The purchase price allocation reflects preliminary fair value estimates based on management analysis, including preliminary work performed by third-party valuation specialists. The Company will finalize the purchase price allocation no later than one year from the acquisition date. The acquired contracts and related customer relationships are amortized over 14 years. The Company recorded approximately $254 million of goodwill, none of which is deductible for tax purposes, and reflects the strategic value and expected synergies of Defenders to the Company. Additionally, the Company allocated the goodwill recognized as a result of the Defenders Acquisition to the U.S. reporting unit.
In connection with the Defenders Acquisition, the Company settled a pre-existing relationship with Defenders related to customer accounts purchased from Defenders prior to the Defenders Acquisition. As a result, the Company recorded a charge in the amount of $81 million to merger, restructuring, integration, and other in the Condensed Consolidated Statements of Operations and reflected the associated cash payment as cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020.
Other Acquisitions
In addition to the Defenders Acquisition, the Company paid $9 million, net of cash acquired, related to other business acquisitions, which resulted in the recognition of $3 million of goodwill, during the nine months ended September 30, 2020.
5. Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill during the nine months ended September 30, 2020 were as follows:

(in thousands)
Beginning balance	$4,959,658
Acquisitions	257,278
Other	339
Ending balance	$5,217,275
There were no material measurement period adjustments to purchase price allocations. The Company had no accumulated goodwill impairment losses as of September 30, 2020 and December 31, 2019.
Other Intangible Assets
The gross carrying amounts, accumulated amortization, and net carrying amounts of the Company’s other intangible assets as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020			December 31, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Contracts and related customer relationships	$8,185,134	$(4,650,348)	$3,534,786	$7,889,864	$(3,798,319)	$4,091,545
Dealer relationships	1,518,020	(359,494)	1,158,526	1,518,020	(299,459)	1,218,561
Other	205,175	(184,759)	20,416	210,775	(184,236)	26,539
Total definite-lived intangible assets	9,908,329	(5,194,601)	4,713,728	9,618,659	(4,282,014)	5,336,645
Indefinite-lived intangible assets:
Trade name	1,333,000	—	1,333,000	1,333,000	—	1,333,000
Intangible assets	$11,241,329	$(5,194,601)	$6,046,728	$10,951,659	$(4,282,014)	$6,669,645

For the nine months ended September 30, 2020, the changes in the net carrying amount of contracts and related customer relationships were as follows:

(in thousands)
Beginning balance	$4,091,545
Acquisition of customer relationships	20,438
Customer contract additions, net of dealer charge-backs	274,632
Amortization	(852,030)
Other	201
Ending balance	$3,534,786
The Company paid $265 million to purchase contracts with customers under the ADT Authorized Dealer Program and from other third parties during the nine months ended September 30, 2020. In connection with the Defenders Acquisition, the Company received an advance payment of $39 million for the estimated future dealer charge-backs related to accounts purchased from Defenders prior to the Defenders Acquisition. This amount is included in dealer generated customer accounts and bulk account purchases in the Condensed Consolidated Statement of Cash Flows and is anticipated to be materially realized as a reduction to contracts and related customer relationships over the course of a 13-month charge-back period.
The weighted-average amortization period for contracts with customers purchased under the ADT Authorized Dealer Program and from other third parties was 15 years during the nine months ended September 30, 2020.
Amortization expense for definite-lived intangible assets for the periods presented was as follows:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Definite-lived intangible asset amortization expense	$305,824	$315,732	$918,187	$933,260
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

6. Debt
Debt as of September 30, 2020 and December 31, 2019 was comprised of the following:

(in thousands)					Balance as of
Debt Description	Issued	Maturity	Interest Rate	Interest Payable	September 30, 2020	December 31, 2019
First Lien Term Loan due 2026	9/23/2019	9/23/2026	Adj. LIBOR +3.25%	Quarterly	$3,078,900	$3,102,225
Second Lien Notes due 2028	1/28/2020	1/15/2028	6.250%	1/15 and 7/15	1,300,000	—
Prime Notes	5/2/2016	5/15/2023	9.250%	5/15 and 11/15	—	1,246,000
First Lien Notes due 2024	4/4/2019	4/15/2024	5.250%	2/15 and 8/15	750,000	750,000
First Lien Notes due 2026	4/4/2019	4/15/2026	5.750%	3/15 and 9/15	1,350,000	1,350,000
First Lien Notes due 2027	8/20/2020	8/31/2027	3.375%	6/15 and 12/15	1,000,000	—
ADT Notes due 2021	10/1/2013	10/15/2021	6.250%	4/15 and 10/15	—	1,000,000
ADT Notes due 2022	7/5/2012	7/15/2022	3.500%	1/15 and 7/15	1,000,000	1,000,000
ADT Notes due 2023	1/14/2013	6/15/2023	4.125%	6/15 and 12/15	700,000	700,000
ADT Notes due 2032	5/2/2016	7/15/2032	4.875%	1/15 and 7/15	728,016	728,016
ADT Notes due 2042	7/5/2012	7/15/2042	4.875%	1/15 and 7/15	21,896	21,896
Receivables Facility	3/5/2020	8/20/2025	LIBOR +1.00%	Monthly	41,292	—
Finance lease obligations	N/A	N/A	N/A	N/A	62,870	74,784
Less: Unamortized debt discount, net					(24,143)	(26,840)
Less: Unamortized deferred financing costs					(69,245)	(58,075)
Less: Unamortized purchase accounting fair value adjustment and other					(195,121)	(195,731)
Total debt					9,744,465	9,692,275
Less: Current maturities of long-term debt					(69,035)	(58,049)
Long-term debt					$9,675,430	$9,634,226
__________________
N/A—Not applicable
Significant changes in the Company’s debt during the nine months ended September 30, 2020 were as follows:
First Lien Credit Agreement
As of September 30, 2020, the Company had an available borrowing capacity of $400 million under a first lien revolving credit facility (the “First Lien Revolving Credit Facility”), with no borrowings outstanding.
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
The Second Lien Notes due 2028 are due at maturity and may be redeemed at the Company’s option as follows:
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

The Company’s obligations relating to the Second Lien Notes due 2028 are guaranteed, jointly and severally, on a senior secured second-priority basis, by each of the Company’s domestic subsidiaries that guarantees its First Lien Credit Agreement and by each of the Company’s future domestic subsidiaries that guarantees certain of the Company’s debt. The Second Lien Notes due 2028 and the related guarantees are secured by second-priority security interests in substantially all of the tangible and intangible assets owned by the issuers and each guarantor, subject to certain permitted liens and exceptions. Additionally, upon the occurrence of specified change of control events, the Company must offer to repurchase the Second Lien Notes due 2028 at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the purchase date. The indenture governing the Second Lien Notes due 2028 also provides for customary events of default.
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
During the nine months ended September 30, 2020, the Company received proceeds of $44 million under the Receivables Facility and repaid $2 million. As of September 30, 2020, the Company had an outstanding balance of $41 million and an uncommitted available borrowing capacity of $159 million under the Receivables Facility. The Receivables Facility did not have a material impact to the Condensed Consolidated Statements of Operations.
Variable Interest Entity
The SPE, as described above, meets the definition of a variable interest entity (“VIE”) for which the Company is the primary beneficiary as it has the power to direct the SPE’s activities and the obligation to absorb losses or the right to receive benefits of the SPE. As such, the assets, liabilities and financial results of operations of the SPE are consolidated in the Company’s condensed consolidated financial statements. As of September 30, 2020, the SPE’s assets and liabilities primarily consisted of unbilled retail installment contract receivables, net, of $56 million and borrowings under the Receivables Facility of $41 million.

First Lien Notes due 2027
During August 2020, the Company issued $1 billion aggregate principal amount of 3.375% first-priority senior secured notes due 2027 (the “First Lien Notes due 2027”). The proceeds from the First Lien Notes due 2027, along with cash on hand, were used to redeem the outstanding $1 billion aggregate principal amount of the 6.250% notes due 2021 issued by The ADT Corporation (the “ADT Notes due 2021”), pay accrued and unpaid interest on the ADT Notes due 2021, and pay any related fees and expenses, including the call premium on the ADT Notes due 2021. The deferred financing costs incurred in connection with the issuance of the First Lien Notes due 2027 were not material.
The First Lien Notes due 2027 are due at maturity and may be redeemed at the Company’s option as follows:
•Prior to August 31, 2026, in whole at any time or in part from time to time, at a make-whole premium plus accrued and unpaid interest, if any, thereon to the redemption date.
•On or after August 31, 2026, in whole at any time or in part from time to time, at a redemption price equal to 100% of the principal amount of the First Lien Notes due 2027 redeemed plus accrued and unpaid interest, if any, thereon to the redemption date.
The Company’s obligations relating to the First Lien Notes due 2027 are guaranteed, jointly and severally, on a senior secured first-priority basis, by each of the Company’s domestic subsidiaries that guarantees its First Lien Credit Agreement and by each of the Company’s future domestic subsidiaries that guarantees certain of the Company’s debt. The First Lien Notes due 2027 and the related guarantees are secured by first-priority security interests in substantially all of the tangible and intangible assets owned by the issuers and each guarantor, subject to certain permitted liens and exceptions. Additionally, upon the occurrence of specified change of control events, the Company must offer to repurchase the First Lien Notes due 2027 at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the purchase date. The indenture governing the First Lien Notes due 2027 also provides for customary events of default.
ADT Notes
In September 2020, the Company redeemed $1 billion aggregate principal amount of the ADT Notes due 2021 for a total repurchase price of approximately $1.1 billion, which included the related call premium.
Loss on Extinguishment of Debt
During the nine months ended September 30, 2020, loss on extinguishment of debt totaled $115 million and included $66 million associated with the call premium and write-off of unamortized deferred financing costs in connection with the $1.2 billion redemption of the Prime Notes in February 2020 and $49 million associated with the call premium and write-off of unamortized fair value adjustments in connection with the $1 billion redemption of the ADT Notes due 2021 in September 2020.
During the nine months ended September 30, 2019, loss on extinguishment of debt totaled $103 million and included (i) $22 million associated with the call premium and the partial write-off of unamortized deferred financing costs in connection with the $300 million partial redemption of the Prime Notes in February 2019, (ii) $61 million associated with the call premium and partial write-off of unamortized deferred financing costs in connection with the $1 billion partial redemption of the Prime Notes in April 2019, (iii) $6 million associated with the partial write-off of unamortized deferred financing costs and discount in connection with the $500 million repayment of the First Lien Term B-1 Loan in April 2019, and (iv) $13 million associated with the partial write-off of unamortized deferred financing costs and discount in connection with the amendment and restatement to the First Lien Credit Agreement in September 2019.
7. Derivative Financial Instruments
The Company's derivative financial instruments primarily consist of LIBOR-based interest rate swap contracts, which were entered into with the objective of managing exposure to variability in interest rates on the Company's debt. All interest rate swap contracts are reported in the Condensed Consolidated Balance Sheets at fair value. For the interest rate swap contracts that are not designated as hedges, changes in fair value are recognized in interest expense, net, in the Condensed Consolidated Statements of Operations. For the interest rate swap contracts that are designated as cash flow hedges, changes in fair value are recognized as a component of accumulated other comprehensive income (“AOCI”) in the Condensed Consolidated Balance Sheets and are reclassified into interest expense, net, in the same period in which the related interest on debt affects earnings. For interest rate swap contracts that have been de-designated as cash flow hedges, the amounts recognized as a component of AOCI are reclassified into interest expense, net, in the same period in which the related interest on variable-rate debt affects earnings through the original maturity date of the related interest rate swap contracts as the forecasted cash flows are probable of occurring. Additionally, the changes in fair value for de-designated interest rate swap contracts are recognized in interest expense, net. The interest rate swap contracts entered into during October 2019 included a significant financing component at inception, and as such, the related cash flows are reflected in cash flows from financing activities in the Condensed Consolidated Statements of Cash Flows.
As a result of changes in the interest rate environment in response to macroeconomic decline, the Company's interest rate swap contracts designated as cash flow hedges with an aggregate notional amount of $3 billion were no longer highly effective beginning in March 2020. Accordingly, the Company de-designated the cash flow hedges and the changes in fair value for the period in which these cash flow hedges were no longer highly effective were recognized in interest expense, net. Amounts recognized as a component of AOCI prior to de-designation will be reclassified into interest expense, net, in the same period in which the related interest on variable-rate debt affects earnings through the maturity dates of the interest rate swap contracts as the forecasted cash flows are probable of occurring.
Below is a summary of the Company’s interest rate swap contracts as of September 30, 2020 (in thousands):

Execution	Maturity	Designation	Notional Amount
January 2019	April 2022	Not designated	$125,000
February 2019	April 2022	Not designated	300,000
October 2019	September 2026	Not designated	2,800,000
Total notional amount			$3,225,000
The changes in fair value of interest rate swap contracts recognized in interest expense, net, in the Condensed Consolidated Statements of Operations were a gain of $8 million and a loss of $1 million during the three months ended September 30, 2020 and 2019, respectively, and losses of $90 million and $9 million during the nine months ended September 30, 2020 and 2019, respectively. The interest rate swap contracts did not have a material impact to the Condensed Consolidated Statements of Cash Flows during the nine months ended September 30, 2020 and 2019.
The fair value of the Company’s interest rate swap contracts and related classification in the Condensed Consolidated Balance Sheets for the periods presented were as follows:

(in thousands)	September 30, 2020	December 31, 2019
Accrued expenses and other current liabilities	$65,031	$15,334
Other liabilities	240,035	68,884
Fair value of interest rate swaps	$305,066	$84,218
As of September 30, 2020 and December 31, 2019, AOCI, net of tax, related to cash flow hedges was $135 million and $59 million, respectively.
8. Equity
During September 2020, the Company amended its articles of incorporation to authorize the issuance of 100,000,000 shares of Class B common stock, par value of $0.01 per share, (“Class B Common Stock”) as well as to increase the number of authorized shares of preferred stock, par value of $0.01 per share, to 1,000,000.
The Class B Common Stock represents a new class of common stock of the Company. Each share of Class B Common Stock has equal status and rights to dividends with a share of Common Stock. The holders of Class B Common Stock have one vote for each share of Class B Common Stock held of record by such holder on all matters on which stockholders are entitled to vote generally; provided, however, that holders of Class B Common Stock, as such, are not entitled to vote on the election, appointment, or removal of directors of the Company. Additionally, each share of Class B Common Stock will immediately become convertible into one share of Common Stock, at the option of the holder thereof, at any time following the earlier of (i) the expiration or early termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Clearance”), required prior to such holder’s conversion of all such shares of Class B Common Stock, and (ii) to the extent HSR Clearance is not required prior to such holder’s conversion of such shares of Class B Common Stock, the date that such holder owns such shares of Class B Common Stock.
Issuance of Common Stock
During January 2020, the Company issued approximately 16 million shares of Common Stock with a fair value of $114 million in connection with the Defenders Acquisition.

Issuance of Class B Common Stock
During September 2020, the Company issued and sold 54,744,525 shares of Class B Common Stock for an aggregate purchase price of $450 million to Google LLC (“Google”) in a private placement pursuant to a securities purchase agreement dated July 31, 2020 (the “Securities Purchase Agreement”). As of the date of closing, Google held approximately 6.6% of the issued and outstanding Common Stock of the Company on an as-converted basis. Prior to closing, the Securities Purchase Agreement provided Google with the option to purchase additional shares of Class B Common Stock, for the same price per share, up to 9.9% of the issued and outstanding Common Stock of the Company on an as-converted basis. Google did not exercise this option. The proceeds received will be used to reduce debt and fund growth over time.
In connection with the issuance of the Class B Common Stock, the Company and Google entered into an Investor Rights Agreement (the “Investor Rights Agreement”), pursuant to which Google agreed to be bound by customary transfer restrictions and drag-along rights, and be afforded customary registration rights with respect to shares of Class B Common Stock held directly by Google. Under the terms of the Investor Rights Agreement, Google is prohibited, subject to certain exceptions, from transferring any shares of Class B Common Stock or any shares of Common Stock issuable upon conversion of the Class B Common Stock beneficially owned by Google until the earlier of (i) the three-year anniversary of issuance, (ii) the date on which the Commercial Agreement (as subsequently defined) has been terminated under certain specified circumstances, and (iii) June 30, 2022 if the Company breaches certain of its obligations under the Commercial Agreement.
The Company estimated the fair value of the issued Class B Common Stock to be approximately $450 million, which represents a Level 3 fair value measurement. The estimation of the fair value included the following inputs: (i) the price per share of Common Stock, (ii) the length of the holding period restriction, (iii) an expected dividend-yield of 1.5% during the holding period restriction, which was based on the projected dividend run-rate and dividing by the stock price, and (iv) an expected share price volatility of 30% during the holding period restriction period, which was implied based upon an average of historical volatility of publicly traded companies in industries similar to the Company as well as consideration for the Company’s debt to equity ratio. The intrinsic value of the beneficial conversion feature related to the ability to convert Class B Common Stock to Common Stock as well as the fair value of Google’s option to purchase additional shares of Class B Common Stock were not material.
Commercial Agreement
Concurrently with the issuance and sale of Class B Common Stock to Google, the Company and Google entered into a Master Supply, Distribution, and Marketing Agreement (the “Commercial Agreement”), pursuant to which Google has agreed to supply the Company with certain Google devices as well as certain Google video and analytics services (“Google Services”), for sale to the Company’s customers. Subject to customary termination rights related to breach and change of control, the Commercial Agreement has an initial term of seven years from the date that the Google Service is successfully integrated into the Company’s end-user security and automation platform, which is targeted for no later than June 30, 2022. Further, subject to certain carveouts, the Company has agreed to exclusively sell Google end‐user video and sensing analytics services and smart-home, security and safety devices to the Company’s customers; the exclusivity does not apply to, among others, the Company’s Blue by ADT DIY products and services, certain legacy platforms of the Company, sales of wholesale monitoring services, sales to large commercial customers, and certain devices that Google does not supply to the Company.
The Commercial Agreement specifies that each party will contribute $150 million towards the joint marketing of devices and services, customer acquisition, training of the Company’s employees for the sales, installation, customer service, and maintenance for the product and service offerings, and technology updates for products included in such offerings. Each party will contribute such funds in three equal tranches, subject to the attainment of certain milestones.
Dividends
During the nine months ended September 30, 2020, the Company declared the following dividends on common stock:

Declaration Date	Record Date	Payment Date	Common Stock Dividend per Share	Class B Common Stock Dividend per Share
March 5, 2020	March 19, 2020	April 2, 2020	$0.035	$—
May 7, 2020	June 18, 2020	July 2, 2020	$0.035	$—
August 5, 2020	September 18, 2020	October 2, 2020	$0.035	$0.035
During the three months ended September 30, 2020, the Company declared dividends of $0.035 per share on Common Stock ($27 million) and $0.035 per share on Class B Common Stock ($2 million). The amount of dividends settled in shares of Common Stock during the period was not material.

During the three months ended September 30, 2019, the Company declared dividends of $0.035 per share on Common Stock ($26 million), of which $3 million represents the portion of the dividends settled in cash and $23 million represents the portion of the dividends settled in shares of Common Stock, which resulted in the issuance of approximately 4 million shares of Common Stock, on October 2, 2019.
During the nine months ended September 30, 2020, the Company declared aggregate dividends of $0.105 per share on Common Stock ($81 million) and $0.035 per share on Class B Common Stock ($2 million). The amount of dividends settled in shares of Common Stock during the period was not material.
During the nine months ended September 30, 2019, the Company declared aggregate dividends of $0.105 per share on Common Stock ($79 million). When including the October 2, 2019 payment date, approximately $11 million represents the portion of the dividends settled in cash and $68 million represents the portion of the dividends settled in shares of Common Stock, which resulted in the issuance of 11 million shares of Common Stock.
On November 5, 2020, the Company announced a dividend of $0.035 per share to holders of Common Stock and Class B Common Stock of record on December 21, 2020, which will be distributed on January 4, 2021.
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
During the three and nine months ended September 30, 2020, there were no material repurchases of shares of Common Stock under the Share Repurchase Program. As of September 30, 2020, the Company had approximately $75 million remaining in the Share Repurchase Program.
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
Accumulated Other Comprehensive Loss
During the three and nine months ended September 30, 2020, the Company reclassified $15 million and $31 million, respectively, of AOCI to interest expense, net, and $4 million and $8 million, respectively, of AOCI to income tax benefit associated with cash flow hedges. There were no material reclassification adjustments associated with cash flow hedges during the three and nine months ended September 30, 2019.
As of September 30, 2020, approximately $66 million of AOCI associated with cash flow hedges is estimated to be reclassified to interest expense, net, within the next twelve months.
9. Share-based Compensation
Share-based compensation expense totaled $26 million and $19 million during the three months ended September 30, 2020 and 2019, respectively, and $75 million and $65 million during the nine months ended September 30, 2020 and 2019, respectively.
Restricted Stock Units
During the nine months ended September 30, 2020, the Company granted approximately 12 million restricted stock units (“RSUs”) under the 2018 Omnibus Incentive Plan (the “2018 Plan”). These RSUs are service-based awards with a three-year graded vesting period from the date of grant. The fair value of the RSUs is equal to the closing price per share of the Company’s common stock on the date of grant, which resulted in a weighted-average grant date fair value of $5.95.

Options
During the nine months ended September 30, 2020, the Company granted approximately 9 million options under the 2018 Plan. These options are service-based awards with a three-year graded vesting period from the date of grant and have an exercise price equal to the closing price per share of the Company’s common stock on the date of grant, which resulted in a weight-average exercise price of $5.31, and a contractual term of ten years from the grant date.
The grant date fair values of options granted under the 2018 Plan were determined using the Black-Scholes valuation approach with the following assumptions:

For the Nine Months Ended September 30, 2020
Risk-free interest rate	0.51% - 1.40%
Expected exercise term (years)	6.0
Expected dividend yield	2.2% - 2.7%
Expected volatility	45% - 46%
The risk-free interest rate was based on U.S. Treasury bonds with a zero-coupon rate. The Company did not have sufficient historical exercise data, and, as such, the Company leveraged estimates from prior option valuations as its best estimate of expected exercise term. The dividend yield was calculated by taking the annual dividend run-rate and dividing by the stock price at date of grant. The stock price volatility was implied based upon an average of historical volatility of publicly traded companies in industries similar to the Company, as the Company did not have sufficient history to use as a basis for actual stock price volatility, as well as consideration for the Company’s debt to equity ratio.
During the nine months ended September 30, 2020, the weighted-average grant date fair value for options granted was $1.77.
10. Net (Loss) Income Per Share
The Company applies the two-class method for computing and presenting net (loss) income per share for each class of common stock. The two-class method allocates current period net (loss) income to each class of common stock and participating securities based on (i) dividends declared and (ii) participation rights in the remaining undistributed (losses) earnings.
Basic net (loss) income per share is computed by dividing the net (loss) income allocated to each class of common stock using the two-class method by the related weighted-average number of shares outstanding during the period.
Diluted net loss per share gives effect to all securities representing potential common shares that were dilutive and outstanding during the period for each class of common stock. Potential shares of Common Stock include (i) incremental shares of Common Stock calculated using the treasury stock method for share-based compensation awards and (ii) shares of Common Stock issuable upon the conversion of Class B Common Stock. Potential shares of Class B Common Stock include (i) incremental shares of Class B Common Stock calculated using the treasury stock method for the period in which the Securities Purchase Agreement was outstanding prior to closing and (ii) incremental shares of Class B Common Stock calculated using the treasury stock method for Google’s option to purchase additional shares of Class B Common Stock prior to closing.
For purposes of the diluted net loss per share of Common Stock computation, all potential shares of Common Stock that would be dilutive were excluded because their effect would be anti-dilutive. As a result, basic net loss per share of Common Stock is equal to diluted net loss per share of Common Stock for the periods presented.

The computation of basic and diluted net (loss) income per share for each class of common stock for the periods presented was as follows:

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2020		September 30, 2019		September 30, 2020		September 30, 2019
(in thousands, except per share amounts)	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Allocation of net (loss) income - basic	$(113,479)	$381	$(181,630)	$—	$(519,841)	$(291)	$(352,157)	$—
Effect of dilutive potential shares of Class B common stock on allocated net loss	—	(1,498)	—	—	—	(2,185)	—	—
Allocation of net loss - diluted	$(113,479)	$(1,117)	$(181,630)	$—	$(519,841)	$(2,476)	$(352,157)	$—

Weighted-average shares outstanding - basic	760,913	8,331	739,852	—	760,203	2,797	748,500	—
Dilutive potential shares of Class B common stock	—	8,309	—	—	—	2,790	—	—
Weighted-average shares outstanding - diluted	760,913	16,640	739,852	—	760,203	5,587	748,500	—

Net (loss) income per share - basic	$(0.15)	$0.05	$(0.25)	$—	$(0.68)	$(0.10)	$(0.47)	$—
Net loss per share - diluted	$(0.15)	$(0.07)	$(0.25)	$—	$(0.68)	$(0.44)	$(0.47)	$—
11. Income Taxes
Unrecognized Tax Benefits
During the nine months ended September 30, 2020, the Company did not have a material change to its unrecognized tax benefits. The Company’s unrecognized tax benefits relate to tax years that remain subject to audit by the taxing authorities in the U.S. federal, state and local, and foreign jurisdictions. Based on the current status of its income tax audits, the Company does not believe that a significant portion of its unrecognized tax benefits will be resolved in the next twelve months.
Effective Tax Rate
The Company’s income tax benefit for the three months ended September 30, 2020 was $28 million, resulting in an effective tax rate for the period of 19.7%. The effective tax rate primarily represents the federal statutory rate of 21.0%, a state statutory tax rate, net of federal benefits, of 2.5%, and a 3.9% unfavorable impact from non-deductible charges primarily due to the Defenders Acquisition.
Income tax benefit for the three months ended September 30, 2019 was $36 million, resulting in an effective tax rate for the period of 16.7%. The effective tax rate primarily represents the federal income tax rate of 21.0%, a 21.9% unfavorable impact from valuation allowances established on the net capital losses generated in the U.S. and Canada related to the sale of the Company’s Canadian operations, a 5.6% unfavorable impact from non-deductible goodwill impairment loss, offset by a 20.7% favorable impact from net capital losses generated in the U.S. and Canada related to the sale of the Company’s Canadian operations, and a 4.6% favorable impact from amendments to prior year tax returns.
The Company’s income tax benefit for the nine months ended September 30, 2020 was $133 million, resulting in an effective tax rate for the period of 20.4%. The effective tax rate primarily represents the federal statutory rate of 21.0%, a state statutory tax rate, net of federal benefits, of 2.9%, a 3.0% unfavorable impact from non-deductible charges primarily due to the Defenders Acquisition, and a 1.2% unfavorable impact from an increase in valuation allowances primarily due to tax credits not expected to be utilized prior to expiration.
Income tax benefit for the nine months ended September 30, 2019 was $82 million, resulting in an effective tax rate for the period of 18.8%. The effective tax rate primarily represents the federal income tax rate of 21.0%, an 11.0% unfavorable impact from valuation allowances established on the net capital losses generated in the U.S. and Canada related to the sale of the Company’s Canadian operations, a 2.8% unfavorable impact from non-deductible goodwill impairment loss, offset by a 10.4% favorable impact from net capital losses generated in the U.S. and Canada related to the sale of the Company’s Canadian operations, and a 2.3% favorable impact from amendments to prior year tax returns.

The effective tax rate can vary from period to period due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as changes in the overall state tax rate.
COVID-19 Pandemic
In response to the COVID-19 Pandemic, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law during March 2020 and included significant corporate income tax and payroll tax provisions aimed to provide economic relief to address the impact of the COVID-19 Pandemic. The Company is continuing to assess these corporate tax provisions and has recognized favorable cash flow impacts related to the accelerated refund of previously generated alternative minimum tax credits, as well as from the deferral of remittance of certain 2020 payroll taxes, with 50% of the deferred amount due by the end of 2021, and the remainder due by the end of 2022. The Company also expects to benefit from an increase in the interest expense limitation from 30% to 50% for tax years 2019 and 2020.
In addition, states have begun proposing and enacting legislation to address the unfavorable financial impacts of the COVID-19 Pandemic, which includes tax rate changes, decoupling from favorable federal legislation under the CARES Act (such as an increased interest expense limitation from 30% to 50%), and limiting the use of net operating losses. As of September 30, 2020, there has been no material impact to the Company from these state legislative changes. However, the Company expects the trend to continue through the remainder of 2020 and these changes could have material impacts to the Company’s results of operations and cash flows. The Company will continue to assess the impacts as states finalize and enact these legislative changes.
12. Commitments and Contingencies
Contractual Obligations
Except for certain commitments pursuant to the Commercial Agreement, there have been no material changes to the Company’s contractual obligations as compared to December 31, 2019.
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
The Company’s accrual for ongoing claims and lawsuits not within scope of an insurance program was not material and in most cases the Company has not accrued for any losses as the ultimate outcome or the range of possible loss cannot be estimated. The Company’s accrual for ongoing claims and lawsuits within scope of an insurance program totaled $114 million and $105 million as of September 30, 2020 and December 31, 2019, respectively.
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

Shareholder Litigation
Five substantially similar shareholder class action lawsuits related to the IPO in January 2018 were filed in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida in March, April, and May 2018 and were consolidated for discovery and trial and entitled In re ADT Inc. Shareholder Litigation. The consolidated complaint in that action asserts claims on behalf of a putative class of shareholder plaintiffs and sought to represent a class of similarly situated shareholders for alleged violations of the Securities Act of 1933, as amended (the “Securities Act”). The complaint alleges that the Company defendants violated the Securities Act because the registration statement and prospectus used to effectuate the IPO were false and misleading in that they allegedly misled investors with respect to litigation involving the Company, the Company’s efforts to protect its intellectual property, and the competitive pressures faced by the Company. A similar shareholder class action lawsuit entitled Perdomo v ADT Inc., also related to the IPO in January 2018, was filed in the U.S. District Court for the Southern District of Florida in May 2018. In September 2019, the parties reached an agreement in principle to settle both the state court and the federal court actions. In connection with the agreement, the plaintiffs in the Perdomo action voluntarily dismissed the action without prejudice in October 2019. The parties agreed to a Stipulation of Settlement in September 2020, subject to approval by the State Court. In October 2020, the State Court entered an order preliminarily approving the settlement, providing for notice to settlement class members, and setting the date for a final approval hearing in January 2021.
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
Los Angeles Alarm Permit Class Action
In June 2013, the Company was served with a class action complaint in California State Court entitled Villegas v. ADT. In this complaint, the plaintiff asserted that the Company violated certain provisions of the California Alarm Act and the Los Angeles Municipal Alarm Ordinance for its alleged failures to obtain alarm permits for its Los Angeles customers and disclose the alarm permit fee in its customer contracts. The plaintiff seeks to recover damages for putative class members who were required to pay enhanced false alarm fines as a result of the Company not obtaining a valid alarm permit at the time of alarm system installation. The case was initially dismissed by the trial court and judgment was entered in the Company’s favor in October 2014, which the plaintiff appealed. In September 2016, the California Appellate Court reversed and remanded the case back to the trial court. In November 2018, the trial court granted the plaintiff’s motion for class certification and certified four subclasses of customers who received fines from the City of Los Angeles. The parties reached a settlement agreement in principle in January 2020. The settlement has been documented and a hearing on the parties’ motion for preliminary settlement approval and class certification has been scheduled for January 2021.
Wage and Hour Class Action
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
In May 2020, the Company was served with a class action complaint in a case captioned Shana Doty v. ADT LLC and filed in the U.S. District Court for the Southern District of Florida. By an amended complaint, the plaintiff asserts causes of action on behalf of herself and other Company customers similarly situated, and seeks to recover damages for breach of contract, negligence, intrusion upon seclusion, violation of the Computer Fraud and Abuse Act, negligent hiring, supervision and retention, and intentional infliction of emotional distress. The Company moved to dismiss the plaintiff’s amended complaint. The court has not ruled on the motion.
In June 2020, the Company was served with a class action complaint in a case captioned Alexia Preddy v. ADT LLC and filed in the U.S. District Court for the Southern District of Florida. By an amended complaint, the plaintiff asserts causes of action on behalf of herself and others similarly situated as individuals residing in homes of Company customers, and seeks to recover damages for negligence, intrusion upon seclusion, violation of the Computer Fraud and Abuse Act, negligent hiring, supervision and retention, and intentional infliction of emotional distress. The Company moved to dismiss the plaintiff’s amended complaint and to compel arbitration. The court has not ruled on the motions.
The Company was also served with a complaint filed in Texas state court by an individual Company customer and may be subject to future legal claims.
13. Related Party Transactions
The Company’s related party transactions primarily relate to management, consulting, and transaction advisory services provided by Apollo, as well as monitoring and related services provided to or products and services received from other entities controlled by Apollo. There were no significant related party transactions for the three or nine months ended September 30, 2020 and 2019.
During October 2020, the Company entered into a master services agreement with Rackspace US, Inc., a related party, for the provision of cloud storage, equipment, and services to facilitate the implementation of the Company’s cloud migration strategy for certain applications. The master services agreement includes a minimum purchase commitment of $50 million over a 7 year term.
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
As of September 30, 2020, we served approximately 6.5 million recurring customers, excluding contracts monitored but not owned. We are one of the largest full-service companies with a national footprint and we deliver an integrated customer experience by maintaining the industry’s largest sales, installation, and service field force, as well as a 24/7 professional monitoring network.
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
COVID-19 Pandemic
During March 2020, the World Health Organization declared the outbreak of a novel coronavirus as a pandemic (the “COVID-19 Pandemic”), which has become increasingly widespread in the U.S. Containment efforts and responses to the COVID-19 Pandemic have varied by individuals, businesses, and state and local municipalities, and in certain areas of the U.S, initial and precautionary measures helped mitigate the spread of the coronavirus. However, subsequent easing of such measures resulted in the re-emergence of the coronavirus. The COVID-19 Pandemic has had a notable adverse impact on general economic conditions, including but not limited to the temporary closures of many businesses, increased governmental regulations, and reduced consumer spending due to significant unemployment and other effects attributable to the COVID-19 Pandemic. In order to continue to service our customers, we have adjusted and are continuously evolving certain aspects of our operations to protect employees and customers, which includes (i) detailed protocols for infectious disease safety for employees, (ii) the implementation of daily wellness checks for employees, and (iii) the implementation of work from home actions, including the majority of our call center professionals.
While the COVID-19 Pandemic has impacted our commercial channel to a greater extent than our residential channel, we believe our overall recurring revenue and highly variable subscriber acquisition cost model provides a solid financial foundation for strong cash flow generation. Accordingly, we anticipate having sufficient liquidity and capital resources to continue (1) providing essential services, (2) satisfying our debt requirements, and (3) having the ability to return capital to our stockholders in the form of a regular quarterly dividend during the current challenging macroeconomic environment and the slowdown brought on by the COVID-19 Pandemic. We have not sought or requested government assistance as a result of the COVID-19 Pandemic, but we do expect to recognize favorable cash flows and other benefits associated with certain income tax and payroll tax provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). While we have incurred additional costs associated with personal protective equipment for our employees and work from home actions, we also instituted various temporary cost control measures. Furthermore, we believe the economic downturn, the recent civil unrest, and continued economic and COVID-19 Pandemic uncertainties increase awareness of the need for security, which together with an anticipated lower volume of customer relocations and the utilization of temporary pricing and retention initiatives for existing customers, may help counterbalance any increase in gross customer revenue attrition that we may experience as a result of reduced consumer or business spending caused by the COVID-19 Pandemic. Finally, we may see opportunities for additional acquisitions, continued investment in potential new revenue streams or capabilities, and low cost bulk account purchases.
We considered the emergence and pervasive economic impact of the COVID-19 Pandemic in our assessment of our financial position, results of operations, cash flows, and certain accounting estimates as of and for the three and nine months ended September 30, 2020. Due to the evolving and uncertain nature of the COVID-19 Pandemic, it is possible that the effects of the COVID-19 Pandemic could materially impact our estimates and condensed consolidated financial statements in future reporting periods.
Radio Conversion Costs
The providers of 3G and Code-Division Multiple Access (“CDMA”) cellular networks have notified us that they will be retiring their 3G and CDMA networks during 2022. Accordingly, during 2019 we commenced a program to replace the 3G and CDMA cellular equipment used in many of our security systems. We continue to estimate the range of net costs for this replacement program at $200 million to $325 million through 2022, of which we have incurred $49 million through September 30, 2020. We expect to incur $50 million to $75 million of net costs during 2020, of which we have incurred $24 million for the nine months ended September 30, 2020. These amounts and ranges are net of any revenue we collect from customers associated with these radio replacements and cellular network conversions. We seek to minimize these costs by converting customers during routine service visits whenever possible. The replacement program and pace of replacement are subject to change and may be influenced by our ability to access customer sites due to the COVID-19 Pandemic, cost-sharing opportunities with suppliers, carriers, and customers, as well as new and innovative technologies.
Commercial Agreement
Concurrently with the issuance and sale of common stock to Google LLC (“Google”), we entered into a Master Supply, Distribution, and Marketing Agreement with Google (the “Commercial Agreement”), pursuant to which Google has agreed to supply us with certain Google devices as well as certain Google video and analytics services (“Google Services”), for sale to our customers. Subject to customary termination rights related to breach and change of control, the Commercial Agreement has an initial term of seven years from the date that the Google Service is successfully integrated into our end-user security and automation platform, which is targeted for no later than June 30, 2022. If the integrated service is not launched by June 30, 2022 then we will be required to offer Google Services without integration for professional installations except for existing customers who already have ADT Pulse or ADT Control interactive services until such integration has been made. Further, subject to certain carveouts, we have agreed to exclusively sell Google end‐user video and sensing analytics services and smart-home, security and safety devices to our customers; the exclusivity does not apply to, among others, Blue by ADT DIY products and services, certain of our legacy platforms, sales large commercial customers, and certain devices that Google does not supply to us.
The Commercial Agreement also contains customary termination rights for both parties. In addition, Google has rights to terminate the Commercial Agreement if (i) we divest any part of our direct to consumer business and the acquiring entity does not agree to assume all obligations under the Commercial Agreement, or (ii) we breach certain provisions of the Commercial Agreement and do not cure such breaches. In the event that we breach the Commercial Agreement in a manner reasonably likely to result in a material adverse effect on Google’s business or brand, or we breach certain data security and privacy obligations under the Commercial Agreement, we must suspend the sale of Google Services and certain devices during the applicable cure period. Upon termination of the Commercial Agreement, we will no longer have rights to sell the Google

Service or devices to new customers, subject to an applicable transition period. In addition, the Google Services may not be accessible by our customers through our integrated end-user application during any cure period for our breach of certain data security and privacy provisions of the Commercial Agreement or upon termination of the agreement for a breach of such provisions.
The Commercial Agreement specifies that each party will contribute $150 million towards the joint marketing of devices and services, customer acquisition, training of our employees for the sales, installation, customer service, and maintenance for the product and service offerings, and technology updates for products included in such offerings. Each party will contribute such funds in three equal tranches, subject to the attainment of certain milestones.
Next Generation Platform
On November 5, 2020, we announced our ongoing development work in connection with the internal build of a next generation professional security and home automation technology platform in coordination with Google. The differentiated platform will leverage artificial intelligence and machine learning, including intelligent alarm and video verification, to improve ADT’s security offering and create a more connected, helpful home.
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
Defenders Acquisition
During January 2020, we acquired Defender Holdings, Inc. (“Defenders”) (the “Defenders Acquisition”), which represented the acquisition of our largest independent dealer, for total consideration of approximately $290 million, which consisted of cash paid of $173 million, net of cash acquired, and the issuance of approximately 16 million shares of our common stock, par value of $0.01 per share, (“Common Stock”) with a fair value of $114 million. In connection with the Defenders Acquisition, we settled a pre-existing relationship with Defenders in the amount of $81 million.
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
During March 2020, we entered into an uncommitted receivables securitization financing agreement (the “Receivables Facility”). Under the terms of the Receivables Facility, we may receive up to $200 million of financing secured by retail installment contract receivables from transactions involving security systems that were sold under a customer-owned model. During April 2020, we amended the Receivables Facility to also permit financing secured by retail installment contract receivables from transactions occurring under the Company-owned model. During May 2020, we started to transition our security system ownership model back to a predominately Company-owned model as a result of this amendment.
In connection with the above, and with respect to transactions arising through Defenders, which has historically used a customer-owned ownership model, subsequent to the Defenders Acquisition, our residential transactions during the three and nine months ended September 30, 2020 included an increase in transactions based on a customer-owned model. In connection with our transition back to a Company-owned model, we do not expect to experience the same level of revenue growth subsequent to September 30, 2020 as reported in our results of operations for the three and nine months ended September 30, 2020. We are in the early stages of our new revenue model initiative and we cannot be certain that this initiative or our transition back to a predominately Company-owned model, which is anticipated to include transactions arising through Defenders beginning in 2021, will achieve the desired outcomes. Accordingly, the results of the new revenue model initiative and impact of our transition back to a predominately Company-owned model could have a material adverse effect on our business, financial condition, results of operations, cash flows, and key performance indicators.
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

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
The following table sets forth our condensed consolidated results of operations, and key performance indicators for the periods presented.

(in thousands, except as otherwise indicated)	For the Three Months Ended
Results of Operations:	September 30, 2020	September 30, 2019	$ Change
Monitoring and related services	$1,045,677	$1,093,564	$(47,887)
Installation and other	253,247	207,006	46,241
Total revenue	1,298,924	1,300,570	(1,646)
Cost of revenue (exclusive of depreciation and amortization shown separately below)	357,895	356,556	1,339
Selling, general and administrative expenses	410,933	378,645	32,288
Depreciation and intangible asset amortization	473,346	505,832	(32,486)
Merger, restructuring, integration, and other	(6,117)	9,800	(15,917)
Goodwill impairment	—	45,482	(45,482)
Loss on sale of business	(19)	55,489	(55,508)
Operating income (loss)	62,886	(51,234)	114,120
Interest expense, net	(156,759)	(152,431)	(4,328)
Loss on extinguishment of debt	(48,916)	(14,532)	(34,384)
Other income	1,992	200	1,792
Loss before income taxes	(140,797)	(217,997)	77,200
Income tax benefit	27,699	36,367	(8,668)
Net loss	$(113,098)	$(181,630)	$68,532

Key Performance Indicators: (1)
RMR	$341,367	$351,381	$(10,014)
Gross customer revenue attrition (percent)	12.9%	13.5%	(60) bps
Adjusted EBITDA (2)	$563,809	$624,476	$(60,667)
_______________________
(1)Refer to the “—Key Performance Indicators” section for the definitions of these key performance indicator.
(2)Adjusted EBITDA is a non-GAAP measure. Refer to the “—Non-GAAP Measures” section for the definition of this term and reconciliation to the most comparable GAAP measure.
Monitoring and Related Services Revenue
The decrease in monitoring and related services revenue was driven by a decrease in recurring revenue due to the sale of ADT Canada. This decrease was partially offset by an increase in recurring revenue in the U.S. largely due to improvements in average pricing as new and existing residential customers selected higher priced interactive services. Average customer count remained relatively flat due to recent improvements in attrition and customer additions.
The decrease in RMR to $341 million as of September 30, 2020 from $351 million as of September 30, 2019 was primarily due to the sale of ADT Canada, which decreased RMR by approximately $16 million. The decrease in RMR was partially offset by improvements in average pricing in the U.S. As of September 30, 2020 and September 30, 2019, gross customer revenue attrition was 12.9% and 13.5%, respectively. The improvement in attrition was primarily due to fewer customer relocations and the benefit of customer retention initiatives.
Installation and Other Revenue
The increase in installation and other revenue was primarily due to higher volume of revenue from equipment sold outright to residential customers as a result of the Defenders Acquisition. This increase was partially offset by (i) a decrease in the volume of revenue from equipment sold outright to commercial customers as a result of the COVID-19 Pandemic and (ii) the sale of ADT Canada.
In connection with the anticipated transition of residential transactions arising through Defenders to a predominately Company-owned model in 2021, we do not expect to experience the same level of revenue growth in future periods as compared to our results of operations for the three months ended September 30, 2020.

Cost of Revenue
Cost of revenue was relatively flat and included an increase in installation costs associated with a higher volume of transactions in which equipment was sold outright to residential customers as a result of the Defenders Acquisition. This increase was partially offset by (i) a decrease in installation costs associated with a lower volume of transactions in which equipment was sold outright to commercial customers as a result of the COVID-19 Pandemic and (ii) the sale of ADT Canada.
In connection with the anticipated transition of residential transactions arising through Defenders to a predominately Company-owned model in 2021, we do not expect to experience the same level of increase in cost of revenue in future periods as compared to our results of operations for the three months ended September 30, 2020.
Selling, General and Administrative Expenses
The increase in selling, general and administrative expenses was primarily due to $78 million of incremental expenses associated with the Defenders Acquisition and an increase in radio conversion costs of $9 million. These increases were partially offset by (i) a reduction in financing and consent fees of $22 million associated with financing transactions in 2019, (ii) a $16 million decrease in advertising expenses (exclusive of incremental advertising expenses from recent acquisitions), (iii) $6 million from an estimated legal settlement, net of insurance, in 2019, and (iv) a reduction of expenses of $6 million due to the sale of ADT Canada.
Depreciation and Intangible Asset Amortization
The decrease in depreciation and intangible asset amortization expense was primarily due to a decrease of $24 million associated with the sale of ADT Canada as well as a decrease in the depreciation of subscriber system assets.
Merger, Restructuring, Integration, and Other
The decrease in merger, restructuring, integration, and other was primarily due to gains and losses recognized on a strategic investment, which had a gain of $11 million during the three months ended September 30, 2020 compared to a loss of $5 million during the three months ended September 30, 2019.
Interest Expense, net
The increase in interest expense, net, was primarily due to (i) $19 million related to our variable-rate first lien term loans, net of the impact of our interest rate swaps, and (ii) $3 million related to our fixed-rate first lien notes due to our refinancing transactions during September 2020 and September 2019. These increases were partially offset by (i) a decrease in interest expense of $9 million related to the changes in fair value of interest rate swap contracts as a result of cash flow hedges no longer being highly effective, and (ii) $9 million related to our second lien notes as a result of a reduction in interest rate due to our refinancing during January 2020.
Loss on Extinguishment of Debt
During the three months ended September 30, 2020, loss on extinguishment of debt totaled $49 million and related to the call premium and write-off of unamortized fair value adjustments in connection with the $1 billion redemption of our 6.250% notes due 2021 (the “ADT Notes due 2021”) in September 2020.
During the three months ended September 30, 2019, loss on extinguishment of debt totaled $15 million, which primarily related to the partial write-off of unamortized deferred financing costs and discount in connection with the amendment and restatement to our first lien credit agreement in September 2019.
Income Tax Benefit
Income tax benefit for the three months ended September 30, 2020 was $28 million, resulting in an effective tax rate for the period of 19.7%. The effective tax rate primarily represents the federal statutory rate of 21.0%, a state statutory tax rate, net of federal benefits, of 2.5%, and a 3.9% unfavorable impact from non-deductible charges primarily due to the Defenders Acquisition.
Income tax benefit for the three months ended September 30, 2019 was $36 million, resulting in an effective tax rate for the period of 16.7%. The effective tax rate primarily represents the federal income tax rate of 21.0%, a 21.9% unfavorable impact from valuation allowances established on the net capital losses generated in the U.S. and Canada related to the sale of ADT Canada, a 5.6% unfavorable impact from non-deductible goodwill impairment loss, offset by a 20.7% favorable impact from net capital losses generated in the U.S. and Canada related to the sale of ADT Canada, and a 4.6% favorable impact from amendments to prior year tax returns.
The effective tax rate can vary from period to period due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as changes in the overall state tax rate.
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
The following table sets forth our condensed consolidated results of operations, summary cash flow data, and key performance indicators for the periods presented.

(in thousands, except as otherwise indicated)	For the Nine Months Ended
Results of Operations:	September 30, 2020	September 30, 2019	$ Change
Monitoring and related services	$3,133,013	$3,249,401	$(116,388)
Installation and other	867,050	577,973	289,077
Total revenue	4,000,063	3,827,374	172,689
Cost of revenue (exclusive of depreciation and amortization shown separately below)	1,142,228	1,020,603	121,625
Selling, general and administrative expenses	1,278,191	1,047,818	230,373
Depreciation and intangible asset amortization	1,440,239	1,502,574	(62,335)
Merger, restructuring, integration, and other	114,715	23,069	91,646
Goodwill impairment	—	45,482	(45,482)
Loss on sale of business	738	55,489	(54,751)
Operating income	23,952	132,339	(108,387)
Interest expense, net	(569,391)	(465,977)	(103,414)
Loss on extinguishment of debt	(114,759)	(103,004)	(11,755)
Other income	6,572	2,909	3,663
Loss before income taxes	(653,626)	(433,733)	(219,893)
Income tax benefit	133,494	81,576	51,918
Net loss	$(520,132)	$(352,157)	$(167,975)

Summary Cash Flow Data:
Net cash provided by operating activities	$993,269	$1,459,249	$(465,980)
Net cash used in investing activities	$(800,275)	$(1,156,921)	$356,646
Net cash provided by (used in) financing activities	$249,156	$(509,716)	$758,872

Key Performance Indicators: (1)
RMR	$341,367	$351,381	$(10,014)
Gross customer revenue attrition (percent)	12.9%	13.5%	(60) bps
Adjusted EBITDA (2)	$1,666,408	$1,876,050	$(209,642)
Free Cash Flow (2)	$343,309	$394,036	$(50,727)
_______________________
(1)Refer to the “—Key Performance Indicators” section for the definitions of these key performance indicators.
(2)Adjusted EBITDA and Free Cash Flow are non-GAAP measures. Refer to the “—Non-GAAP Measures” section for the definitions of these terms and reconciliations to the most comparable GAAP measures.
Monitoring and Related Services Revenue
The decrease in monitoring and related services revenue was driven by a decrease in recurring revenue due to the sale of ADT Canada. This decrease was partially offset by an increase in recurring revenue in the U.S. largely due to improvements in average pricing as new and existing residential customers selected higher priced interactive services. Average customer count remained relatively flat due to recent improvements in attrition and customer additions.
The decrease in RMR to $341 million as of September 30, 2020 from $351 million as of September 30, 2019 was primarily due to the sale of ADT Canada, which decreased RMR by approximately $16 million. The decrease in RMR was partially offset by improvements in average pricing in the U.S. As of September 30, 2020 and September 30, 2019, gross customer revenue attrition was 12.9% and 13.5%, respectively. The improvement in attrition was primarily due to fewer customer relocations and the benefit of customer retention initiatives.
Installation and Other Revenue
The increase in installation and other revenue was primarily due to higher volume of revenue from equipment sold outright to residential customers as a result of the Defenders Acquisition and the Equipment Ownership Model Change. These increases were partially offset by (i) a decrease in the volume of revenue from equipment sold outright to commercial customers as a result of the COVID-19 Pandemic and (ii) the sale of ADT Canada.
In connection with our transition back to a predominately Company-owned model for our residential transactions, we do not expect to experience the same level of revenue growth subsequent to September 30, 2020 as reported in our results of operations for the nine months ended September 30, 2020.
Cost of Revenue
The increase in cost of revenue was primarily due to an increase in installation costs associated with a higher volume of transactions in which equipment was sold outright to residential customers as a result of the Defenders Acquisition and the Equipment Ownership Model Change. These increases were partially offset by (i) a decrease in installation costs associated with a lower volume of transactions in which equipment was sold outright to commercial customers as a result of the COVID-19 Pandemic and (ii) the sale of ADT Canada.
In connection with our transition back to a predominately Company-owned model for our residential transactions, we do not expect to experience the same level of increase in cost of revenue subsequent to September 30, 2020 as reported in our results of operations for the nine months ended September 30, 2020.
Selling, General and Administrative Expenses
The increase in selling, general and administrative expenses was primarily due to $226 million of incremental expenses associated with the Defenders Acquisition, an increase of $38 million in the provision for credit losses (exclusive of incremental provision from recent acquisitions) due to the estimated impact of the COVID-19 Pandemic and an increase in the volume of longer duration receivables, an increase in radio conversion costs of $36 million, as well as increases in selling costs, which includes amortization of deferred subscriber acquisition costs. These increases were partially offset by (i) a reduction in expenses of $38 million due to the sale of ADT Canada, (ii) a reduction in financing and consent fees of $18 million associated with financing transactions, (iii) recoveries of $7 million in 2020 compared to write-offs of $5 million in 2019 associated with notes receivable from a former strategic investment, (iv) $6 million from an estimated legal settlement, net of insurance, in 2019, and (v) a decrease in advertising expenses (exclusive of incremental advertising expenses from recent acquisitions).
Depreciation and Intangible Asset Amortization
The decrease in depreciation and intangible asset amortization expense was primarily due to a decrease of $70 million associated with the sale of ADT Canada as well as a decrease in the depreciation of subscriber system assets. These decreases were partially offset by an increase of the amortization of customer contracts acquired under the ADT Authorized Dealer Program.
Merger, Restructuring, Integration, and Other
The increase in merger, restructuring, integration, and other was primarily due to a charge of $81 million associated with the settlement of a pre-existing relationship. This increase was partially offset by a $9 million decrease in loss recognized on a strategic investment, which had a loss of $1 million during the nine months ended September 30, 2020 compared to a loss of $9 million during the nine months ended September 30, 2019.
Interest Expense, net
The increase in interest expense, net, was primarily due to (i) $80 million related to the changes in fair value of interest rate swap contracts as a result of cash flow hedges no longer being highly effective, (ii) $34 million related to our fixed-rate first lien notes due to our refinancing transactions during 2020 and 2019, and (iii) $30 million related to our variable-rate first lien term loans, net of the impact of our interest rate swaps. These increases were partially offset by a decrease in interest expense of $44 million related to our second lien notes due to the timing of partial redemptions during 2019 as well as a reduction in interest rate due to our refinancing during January 2020.

Loss on Extinguishment of Debt
During the nine months ended September 30, 2020, loss on extinguishment of debt totaled $115 million and included $66 million associated with the call premium and write-off of unamortized deferred financing costs in connection with the $1.2 billion redemption of second lien notes in February 2020 and $49 million associated with the call premium and write-off of unamortized fair value adjustments in connection with the $1 billion redemption of the ADT Notes due 2021 in September 2020.
During the nine months ended September 30, 2019, loss on extinguishment of debt totaled $103 million and included (i) $22 million associated with the call premium and the partial write-off of unamortized deferred financing costs in connection with the $300 million partial redemption of second lien notes in February 2019, (ii) $61 million associated with the call premium and partial write-off of unamortized deferred financing costs in connection with the $1 billion partial redemption of second lien notes in April 2019, (iii) $6 million associated with the partial write-off of unamortized deferred financing costs and discount in connection with the $500 million repayment of a first lien term loan in April 2019, and (iv) $13 million associated with the partial write-off of unamortized deferred financing costs and discount in connection with the amendment and restatement to our first lien credit agreement in September 2019.
Income Tax Benefit
Income tax benefit for the nine months ended September 30, 2020 was $133 million, resulting in an effective tax rate for the period of 20.4%. The effective tax rate primarily represents the federal statutory rate of 21.0%, a state statutory tax rate, net of federal benefits, of 2.9%, a 3.0% unfavorable impact from non-deductible charges primarily due to the Defenders Acquisition, and a 1.2% unfavorable impact from an increase in valuation allowances primarily due to tax credits not expected to be utilized prior to expiration.
Income tax benefit for the nine months ended September 30, 2019 was $82 million, resulting in an effective tax rate for the period of 18.8%. The effective tax rate primarily represents the federal income tax rate of 21.0%, an 11.0% unfavorable impact from valuation allowances established on the net capital losses generated in the U.S. and Canada related to the sale of ADT Canada, a 2.8% unfavorable impact from non-deductible goodwill impairment loss, offset by a 10.4% favorable impact from net capital losses generated in the U.S. and Canada related to the sale of ADT Canada, and a 2.3% favorable impact from amendments to prior year tax returns.
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
Adjusted EBITDA
The table below reconciles Adjusted EBITDA to net loss for the periods presented.

	For the Three Months Ended			For the Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2019	$ Change	September 30, 2020	September 30, 2019	$ Change
Net loss	$(113,098)	$(181,630)	$68,532	$(520,132)	$(352,157)	$(167,975)
Interest expense, net	156,759	152,431	4,328	569,391	465,977	103,414
Income tax benefit	(27,699)	(36,367)	8,668	(133,494)	(81,576)	(51,918)
Depreciation and intangible asset amortization	473,346	505,832	(32,486)	1,440,239	1,502,574	(62,335)
Amortization of deferred subscriber acquisition costs	24,810	20,784	4,026	70,226	58,544	11,682
Amortization of deferred subscriber acquisition revenue	(31,329)	(28,034)	(3,295)	(90,346)	(78,506)	(11,840)
Share-based compensation expense	26,431	18,876	7,555	74,758	65,126	9,632
Merger, restructuring, integration, and other	(6,117)	9,800	(15,917)	114,715	23,069	91,646
Goodwill impairment	—	45,482	(45,482)	—	45,482	(45,482)
Loss on sale of business	(19)	55,489	(55,508)	738	55,489	(54,751)
Loss on extinguishment of debt	48,916	14,532	34,384	114,759	103,004	11,755
Radio conversion costs, net(1)	12,641	11,718	923	24,311	12,637	11,674
Financing and consent fees(2)	3	21,892	(21,889)	5,263	23,279	(18,016)
Foreign currency losses (gains) (3)	—	207	(207)	—	(531)	531
Acquisition related adjustments(4)	(155)	4,026	(4,181)	1,289	16,725	(15,436)
Other(5)	(680)	9,438	(10,118)	(5,309)	16,914	(22,223)
Adjusted EBITDA	$563,809	$624,476	$(60,667)	$1,666,408	$1,876,050	$(209,642)
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
(5)Represents other charges and non-cash items. The three and nine months ended September 30, 2020 include recoveries of $3 million and $7 million, respectively, of notes receivable from a former strategic investment that were previously written-off, $5 million of which is included in the nine months ended September 30, 2019. The three and nine months ended September 30, 2019 include an estimated legal settlement, net of insurance, of $6 million.
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
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
In connection with the anticipated transition of residential transactions arising through Defenders to a predominately Company-owned model in 2021, we could experience an adverse impact to Adjusted EBITDA related to a decrease in volume of transactions in which equipment is sold outright to residential customers in future periods as compared to our results of operations for the three months ended September 30, 2020.
Refer to the discussions above under “—Results of Operations” for further details.
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
The decrease in Adjusted EBITDA was primarily related to (i) an increase in selling, general and administrative expenses, excluding items outside of our definition of Adjusted EBITDA, largely due to the Defenders Acquisition and the provision for credit losses and (ii) the sale of ADT Canada. The decrease was partially offset by an increase from transactions in which equipment is sold outright to customers, net of the associated costs.
In connection with our transition back to a predominately Company-owned model for our residential transactions, we could experience an adverse impact to Adjusted EBITDA related to a decrease in volume of transactions in which equipment is sold outright to residential customers subsequent to September 30, 2020 as reported in our results of operations for the nine months ended September 30, 2020.
Refer to the discussions above under “—Results of Operations” for further details.
Free Cash Flow
The table below reconciles Free Cash Flow to cash flows from operating activities for the periods presented.

	For the Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2019	$ Change
Net cash provided by operating activities	$993,269	$1,459,249	$(465,980)
Dealer generated customer accounts and bulk account purchases	(265,131)	(514,487)	249,356
Subscriber system asset expenditures	(272,512)	(430,586)	158,074
Purchases of property and equipment	(112,317)	(120,140)	7,823
Free Cash Flow	$343,309	$394,036	$(50,727)
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
We are a highly leveraged company with significant debt service requirements. As of September 30, 2020, we had $489 million in cash and cash equivalents and $400 million available under our revolving credit facility. In addition, we had an uncommitted available borrowing capacity of $159 million under our Receivables Facility, which is dependent on the volume of eligible retail installment contract receivables that can be sold under our Receivables Facility. The carrying amount of total debt outstanding was approximately $9.7 billion as of September 30, 2020.
Long-Term Debt
Significant changes in our debt during the nine months ended September 30, 2020 were as follows:
First Lien Credit Agreement
As of September 30, 2020, we had an available borrowing capacity of $400 million under our first lien revolving credit facility (the “First Lien Revolving Credit Facility”), with no borrowings outstanding.
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
During the nine months ended September 30, 2020, we received proceeds of $44 million under the Receivables Facility and repaid $2 million. As of September 30, 2020, we had an outstanding balance of $41 million and an uncommitted available borrowing capacity of $159 million under the Receivables Facility.
First Lien Notes due 2027
During August 2020, we issued $1 billion aggregate principal amount of 3.375% first-priority senior secured notes due 2027 (the “First Lien Notes due 2027”). The proceeds from the First Lien Notes due 2027, along with cash on hand, were used to redeem the outstanding $1 billion aggregate principal amount of the ADT Notes due 2021, pay accrued and unpaid interest on the ADT Notes due 2021, and pay any related fees and expenses, including the call premium on the ADT Notes due 2021. The deferred financing costs incurred in connection with the issuance of the First Lien Notes due 2027 were not material.
The First Lien Notes due 2027 will mature on August 31, 2027 with semi-annual interest payment dates of June 15 and December 15, and may be redeemed at our option as follows:
•Prior to August 31, 2026, in whole at any time or in part from time to time, at a make-whole premium plus accrued and unpaid interest, if any, thereon to the redemption date.
•On or after August 31, 2026, in whole at any time or in part from time to time, at a redemption price equal to 100% of the principal amount of the First Lien Notes due 2027 redeemed plus accrued and unpaid interest, if any, thereon to the redemption date.
Additionally, upon the occurrence of specified change of control events, we must offer to repurchase the First Lien Notes due 2027 at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the purchase date. The indenture governing the First Lien Notes due 2027 also provides for customary events of default.
ADT Notes
In September 2020, we redeemed $1 billion aggregate principal amount of the ADT Notes due 2021 for a total repurchase price of approximately $1.1 billion, which included the related call premium.
Debt Covenants
As of September 30, 2020, we were in compliance with all financial covenant and other maintenance tests for all our debt obligations and we do not believe there is a material risk of future noncompliance with our financial covenant and other maintenance tests as a result of the COVID-19 Pandemic.
Issuance of Class B Common Stock
During September 2020, we amended our articles of incorporation to authorize the issuance of 100,000,000 shares of Class B common stock, par value of $0.01 per share, (“Class B Common Stock”) as well as to increase the number of authorized shares of preferred stock, par value of $0.01 per share, to 1,000,000.
The Class B Common Stock represents a new class of common stock of ADT. Each share of Class B Common Stock has equal status and rights to dividends with a share of Common Stock. The holders of Class B Common Stock have one vote for each share of Class B Common Stock held of record by such holder on all matters on which stockholders are entitled to vote generally; provided, however, that holders of Class B Common Stock, as such, are not entitled to vote on the election, appointment, or removal of directors of ADT. Additionally, each share of Class B Common Stock will immediately become convertible into one share of Common Stock, at the option of the holder thereof, at any time following the earlier of (i) the expiration or early termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Clearance”), required prior to such holder’s conversion of all such shares of Class B Common Stock, and (ii) to the extent HSR Clearance is not required prior to such holder’s conversion of such shares of Class B Common Stock, the date that such holder owns such shares of Class B Common Stock.
During September 2020, we issued and sold 54,744,525 shares of Class B Common Stock for an aggregate purchase price of $450 million to Google in a private placement pursuant to a securities purchase agreement dated July 31, 2020 (the “Securities Purchase Agreement”). As of the date of closing, Google held approximately 6.6% of the issued and outstanding Common Stock of ADT on an as-converted basis. Prior to closing, the Securities Purchase Agreement provided Google with the option to purchase additional shares of Class B Common Stock, for the same price per share, up to 9.9% of the issued and outstanding Common Stock of ADT on an as-converted basis. Google did not exercise this option. The proceeds received will be used to reduce debt and fund growth over time.
In connection with the issuance of the Class B Common Stock, Google entered into an Investor Rights Agreement (the “Investor Rights Agreement”) with us, pursuant to which Google agreed to be bound by customary transfer restrictions and drag-along rights, and be afforded customary registration rights with respect to shares of Class B Common Stock held directly by Google. Under the terms of the Investor Rights Agreement, Google is prohibited, subject to certain exceptions, from transferring any shares of Class B Common Stock or any shares of Common Stock issuable upon conversion of the Class B Common Stock beneficially owned by Google until the earlier of (i) the three-year anniversary of issuance, (ii) the date on which the Commercial Agreement has been terminated under certain specified circumstances, and (iii) June 30, 2022 if we breach certain of our obligations under the Commercial Agreement.
Dividends
During the nine months ended September 30, 2020, we declared the following dividends on common stock:

Declaration Date	Record Date	Payment Date	Common Stock Dividend per Share	Class B Common Stock Dividend per Share
March 5, 2020	March 19, 2020	April 2, 2020	$0.035	$—
May 7, 2020	June 18, 2020	July 2, 2020	$0.035	$—
August 5, 2020	September 18, 2020	October 2, 2020	$0.035	$0.035
During the three months ended September 30, 2020, we declared dividends of $0.035 per share on Common Stock ($27 million) and $0.035 per share on Class B Common Stock ($2 million). The amount of dividends settled in shares of Common Stock during the period was not material.
During the nine months ended September 30, 2020, we declared aggregate dividends of $0.105 per share on Common Stock ($81 million) and $0.035 per share on Class B Common Stock ($2 million). The amount of dividends settled in shares of Common Stock during the period was not material.
On November 5, 2020, we announced a dividend of $0.035 per share to holders of Common Stock and Class B Common Stock of record on December 21, 2020, which will be distributed on January 4, 2021.
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

During the three and nine months ended September 30, 2020, there were no material repurchases of shares of our Common Stock under the Share Repurchase Program. As of September 30, 2020, we had approximately $75 million remaining in the Share Repurchase Program.
Cash Flow Analysis
The following table is a summary of our cash flow activity for the periods presented:

	For the Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2019	$ Change
Net cash provided by operating activities	$993,269	$1,459,249	$(465,980)
Net cash used in investing activities	$(800,275)	$(1,156,921)	$356,646
Net cash provided by (used in) financing activities	$249,156	$(509,716)	$758,872
Cash Flows from Operating Activities
The decrease in cash flows provided by operating activities was primarily due to (i) an increase in selling, general and administrative expenses largely due to the Defenders Acquisition, (ii) an increase in the volume of transactions in which equipment was sold outright to residential customers, (iii) the sale of ADT Canada, (iv) $81 million related to the settlement of a pre-existing relationship in connection with the Defenders Acquisition, and (v) an increase in interest payments of $40 million due to changes to the timing and amount of interest payments as a result of our recent financing transactions. The remainder of the activity in cash flows provided by operating activities related to changes in assets and liabilities due to the volume and timing of other operating cash receipts and payments with respect to when the transactions are reflected in earnings.
In connection with our transition back to a predominately Company-owned model for our residential transactions, we expect to experience an increase in cash flows from operating activities related to a decrease in the volume of transactions in which equipment is sold outright to residential customers subsequent to September 30, 2020 as reported in our results of operations for the nine months ended September 30, 2020.
Refer to the discussions above under “—Results of Operations” for further details.
Cash Flows from Investing Activities
The decrease in cash flows used in investing activities was primarily due to (i) a decrease in the volume of dealer and bulk account purchases and an advance payment received for dealer charge-backs in connection with the Defenders Acquisition, (ii) a decrease in the volume of subscriber system asset expenditures as a result of the Equipment Ownership Model Change and the sale of ADT Canada, and (iii) proceeds received associated with the sale of a strategic investment. These decreases were partially offset by an increase in cash used for business acquisitions, net of cash acquired, of $87 million primarily due to the Defenders Acquisition.
In connection with our transition back to a predominately Company-owned model for our residential transactions, we expect to experience an increase in cash flows used in investing activities related to an increase in the volume of subscriber system asset expenditures subsequent to September 30, 2020 as compared to the volume of subscriber system asset expenditures for the nine months ended September 30, 2020.
Cash Flows from Financing Activities
During the nine months ended September 30, 2020, net cash provided by financing activities primarily consisted of (i) $450 million of proceeds associated with the issuance of Class B Common Stock and (ii) $41 million of net proceeds under the Receivables Facility. These cash inflows were partially offset by (i) $108 million related to the net repayments of long-term borrowings, (ii) $80 million related to dividend payments on common stock, and (iii) $28 million related to the payment of deferred financing fees.
During the nine months ended September 30, 2019, net cash used in financing activities primarily consisted of (i) $272 million related to the net repayments of long-term borrowings, (ii) $150 million related to repurchases of common stock, (iii) $53 million related to the payment of deferred financing fees, and (iv) $34 million related to dividend payments on common stock.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS
In our 2019 Annual Report, we disclosed our commitments and contractual obligations. There have been no material changes to these commitments and contractual obligations except for certain commitments pursuant to the Commercial Agreement and the changes to our long-term debt during the nine months ended September 30, 2020, as described above. Refer to the discussion above under “—Liquidity and Capital Resources” for further details regarding significant changes to our long-term debt.
During October 2020, we entered into a master services agreement with Rackspace US, Inc., a related party, for the provision of cloud storage, equipment, and services to facilitate the implementation of our cloud migration strategy for certain applications. The master services agreement includes a minimum purchase commitment of $50 million over a 7 year term.
OFF-BALANCE SHEET ARRANGEMENTS
There have been no material changes to our off-balance sheet arrangements as disclosed in our 2019 Annual Report during the nine months ended September 30, 2020.
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
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains certain information that may constitute “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that all statements contained in this report that are not clearly historical in nature, including statements regarding anticipated financial performance, management’s plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions, our ability to successfully respond to the challenges posed by the COVID-19 Pandemic, our strategic partnership and ongoing relationship with Google, the expected timing of product commercialization with Google or any changes thereto, the successful internal development, commercialization and timing of our next generation platform and other matters are forward-looking. Forward-looking statements are contained principally in the sections of this report entitled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Without limiting the generality of the preceding sentence, any time we use the words “expects,” “intends,” “will,” “anticipates,” “believes,” “confident,” “continue,” “propose,” “seeks,” “could,” “may,” “should,” “estimates,” “forecasts,” “might,” “goals,” “objectives,” “targets,” “planned,” “projects,” and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking.
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

Interest Rate Risk
We have both fixed-rate and variable-rate debt, and, as a result, we are exposed to fluctuations in interest rates on our debt. We have interest rate swap contracts to hedge our interest rate exposure on our variable-rate debt. However, certain of our variable-rate debt instruments are subject to a one-percent floor on interest payments while our interest rate swap contracts do not include a floor. If current LIBOR increases above one percent, the increase in our debt service obligations on most of our variable-rate indebtedness will be neutralized as we have entered into interest rate swaps that hedge any increase in current LIBOR above one percent. If current LIBOR is below one percent, even though the amount borrowed remains the same, our net income and cash flows, including cash available for servicing our indebtedness, will decrease by the impact of the difference between one percent and current LIBOR because certain of our variable-rate debt has an interest floor of one percent while the corresponding interest rate swap contracts do not have a LIBOR floor.
As a result of changes in the interest rate environment in response to macroeconomic decline, our interest rate swap contracts designated as cash flow hedges with an aggregate notional amount of $3 billion were no longer highly effective beginning in March 2020. Accordingly, we de-designated the cash flow hedges and the changes in fair value for the period in which these cash flow hedges were no longer highly effective were recognized in interest expense. Amounts recognized as a component of AOCI prior to de-designation will be reclassified into interest expense in the same period in which the related interest on variable-rate debt affects earnings through the maturity dates of the interest rate swap contracts as the forecasted cash flows are probable of occurring.
The changes in fair value of interest rate swap contracts recognized in interest expense, net, in the Condensed Consolidated Statements of Operations were a gain of $8 million and a loss of $1 million during the three months ended September 30, 2020 and 2019, respectively, and losses of $90 million and $9 million during the nine months ended September 30, 2020 and 2019, respectively.
As of September 30, 2020, the carrying amount of our debt, excluding finance leases, was $9.7 billion with a fair value of $10.1 billion. In addition, we had interest rate swap contracts with aggregate notional amounts of $3.2 billion with a fair value of $305 million as a net liability. As of September 30, 2020, a hypothetical 10% change in interest rates would change the fair value of our debt by approximately $224 million based on the implied yield from broker-quoted market prices on our debt, while a similar change in interest rates would change the fair value of our interest rate swap contracts by approximately $3 million based on a discounted cash flow analysis. Additionally, any 0.125% decrease in LIBOR below 1.0% would result in an increase of approximately $4 million in annualized interest expense on our variable-rate debt, including the impact of our interest rate swaps.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2020, our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting, within the time periods specified in the SEC’s rules and forms, information required to be disclosed in the reports that we file or submit under the Exchange Act, and that such information was accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in our management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the three months ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition, as previously disclosed in our Current Report on Form 8-K filed with the SEC on September 17, 2020, we issued and sold 54,744,525 shares of Class B Common Stock for an aggregate purchase price of $450 million to Google in a private placement in reliance on the exemption provided by Section 4(a)(2) of the Securities Act. The proceeds received will be used to reduce debt and fund growth over time.
Use of Proceeds from Registered Equity Securities
We did not receive any proceeds from sales of registered equity securities during the nine months ended September 30, 2020.
Issuer Purchases of Equity Securities
On February 27, 2019, we approved the Share Repurchase Program, which permits us to repurchase up to $150 million of our shares of Common Stock through February 27, 2021. We announced the Share Repurchase Program on March 11, 2019. On March 23, 2020, we approved an increase of $75 million, inclusive of the amount then remaining under the Share Repurchase Program, in the authorized repurchase amount and an extension of the Share Repurchase Program through March 23, 2021.
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
During the three months ended September 30, 2020, there were no repurchases of any shares of our Common Stock under the Repurchase Program and as of September 30, 2020, we had approximately $75 million remaining in the Repurchase Program.
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
4.44
Third Supplemental Indenture, dated as of January 31, 2020, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc. , Defender Security Canada, Inc., ADT MS2 LLC, DPL Two LLC, Defenders LLC, Home Defender, Inc. and Wells Fargo Bank, National Association

4.45
Indenture, dated as of January 28, 2020, by and among Prime Security Services Borrower, LLC, Prime Finance Inc., the guarantors party thereto from time to time and Wells Fargo Bank, National Association, as trustee, relating to the $1,300 6.250% Second-Priority Senior Secured Notes due 2028

4.46
First Supplemental Indenture, dated as of January 31, 2020, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc. , Defender Security Canada, Inc., ADT MS2 LLC, DPL Two LLC, Defenders LLC, Home Defender, Inc. and Wells Fargo Bank, National Association

4.47
Indenture, dated as of August 20, 2020, by and among Prime Security Services Borrower, LLC, Prime Finance Inc., the guarantors party hereto from time to time, and Wells Fargo Bank, National Association, as trustee, relating to $1,000 million aggregate principle amount of 3.375% first-priority senior secured notes due 2027

10.1
Fifth Amended and Restated First Lien Credit Agreement, dated July 1, 2015, as amended and restated as of May 2, 2016, as further amended and restated as of June 23, 2016, December 28, 2016, February 13, 2017 and June 29, 2017, among Prime Security Services Holdings, LLC, as Holdings, Prime Security Services Borrower, LLC, as Borrower, the Lenders Party thereto and Barclays Bank PLC, as Administrative Agent

10.2
Incremental Assumption and Amendment Agreement No. 6, dated as of March 16, 2018, by and among Prime Security Services Borrower, LLC, Prime Security Services Holdings, LLC, the lenders party thereto, Barclays Bank PLC and the other parties party thereto

10.3
Incremental Assumption and Amendment Agreement No. 7, dated as of December 3, 2018, by and among Prime Security Services Borrower, LLC, Prime Security Services Holdings, LLC, certain of Prime Security Services Borrower’s subsidiaries, the lenders party thereto, Barclays Bank PLC, as administrative agent and the other parties party thereto.

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
Second Agreement of Amendment to Receivables Purchase Agreement, dated September 17, 2020, among ADT LLC, individually and as servicer, ADT Finance LLC, as seller, various purchasers and purchaser agents from time to time party thereto, and Mizuho Bank, LTD., as Administrative Agent, Arranger, Collateral Agent and Structuring Agent

10.24	Receivables Sale and Contribution Agreement, dated as of April 17, 2020, between ADT LLC, as Originator and Servicer and ADT Finance Inc., as Buyer
10.25	Tax Sharing Agreement, dated as of September 28, 2012, by and among Pentair Ltd., Tyco International Ltd., Tyco International Finance S.A., and The ADT Corporation
10.26	Non-Income Tax Sharing Agreement dated as of September 28, 2012, by and among Tyco International Ltd., Tyco International Finance S.A., and The ADT Corporation
10.27	Trademark Agreement, dated as of September 25, 2012, by and among ADT Services GmbH, ADT US Holdings, Inc., Tyco International Ltd. and The ADT Corporation
10.28	Patent Agreement, dated as of September 26, 2012, by and between Tyco International Ltd. and The ADT Corporation

10.29	Separation and Distribution Agreement, dated September 26, 2012 by and among Tyco International Ltd., Tyco International Finance S.A., The ADT Corporation and ADT LLC
10.30	ADT LLC Supplemental Savings and Retirement Plan, effective as of April 1, 2017
10.31	Stockholders Agreement by and between the ADT Inc. and Prime Securities Services TopCo, LP
10.32	Registration Rights Agreement by and between the ADT Inc. and Prime Securities Services TopCo, LP
10.33	Amendment to the Registration Rights Agreement between ADT Inc. and Prime Security Services TopCo Parent, L.P.
10.34	Securities Purchase Agreement, dated as of July 31, 2020, by and between ADT Inc. and Google LLC
10.35	Investor Rights Agreement, dated as of September 17, 2020 by and between ADT Inc. and Google LLC
10.36	Form of Indemnification Agreement by and between the Company and each of its Directors and Executive Officers
10.37+	Amendment to Amended and Restated Employment Agreement, dated May 3, 2019, between The ADT Security Corporation (together with any of its subsidiaries and Affiliates) and Donald Young
10.38+	Amended and Restated Employment Agreement, dated December 19, 2017, between The ADT Security Corporation (together with any of its subsidiaries and Affiliates) and Jamie Haenggi
10.39+	Amended and Restated Employment Agreement, dated December 19, 2017, between The ADT Security Corporation (together with any of its subsidiaries and Affiliates) and Daniel M. Bresingham
10.40+	Amended and Restated Employment Agreement, dated December 19, 2017, between ADT LLC, (together with any of its subsidiaries and Affiliates) and James D. DeVries
10.41+	Amended and Restated Employment Agreement, dated December 19, 2017, between ADT LLC, (together with any of its subsidiaries and Affiliates) and Jeffrey Likosar
10.42+	ADT Inc. 2018 Omnibus Incentive Plan
10.43+	First Amendment to ADT Inc. 2018 Omnibus Incentive Plan dated April 25, 2019
10.44+	Form of Restricted Stock Unit Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan
10.45+	Form of Non-Qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan
10.46+	Form of Non-Qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan (Class B Unit Redemption)
10.47+	Form of Amendment to Non-Qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan (Class B Unit Redemption)
10.48+	Form of Common Stock Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan
10.49+	ADT Inc. 2018 Omnibus Incentive Plan Restricted Stock Unit Non-Employee Director Award Agreement
10.50+	Form of Restricted Stock Unit Special Equity Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan
10.51+	Form of Non-Qualified Option Special Equity Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan
10.52+	Second Amended & Restated Employment Agreement with James D. DeVries
10.53+	Amendment to Second Amended & Restated Employment Agreement of James D. DeVries
31.1*	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
31.2*	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
32.1*	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	XBRL Instant Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document
_________________________
^ Confidential treatment requested. Confidential portions of this Exhibit 2.1 have been omitted.
* Filed herewith.
+ Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADT Inc.

Date:	November 5, 2020	By:	/s/ Jeffrey Likosar
		Name:	Jeffrey Likosar
		Title:	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)