Form 10-K
period 2020-12-31
ADT Inc.
filed 2021-02-25
CIK 1703056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM	10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer ☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2020 was $815,503,819 as computed by reference to the closing price for such stock on the New York Stock Exchange on June 30, 2020 and excludes unvested shares of common stock.
As of February 16, 2021, there were 762,035,537 shares outstanding (excluding 9,611,770 unvested shares of common stock) of the registrant’s common stock, $0.01 par value per share, and 54,744,525 shares outstanding of the registrant’s Class B common stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for use in connection with its 2021 Annual Meeting of Shareholders, which is to be filed no later than 120 days after December 31, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Annual Report”) contains certain information that may constitute “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that all statements contained in this report that are not clearly historical in nature, including statements regarding anticipated financial performance, management’s plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions, our ability to successfully respond to the challenges posed by the COVID-19 Pandemic, our strategic partnership and ongoing relationship with Google, the expected timing of product commercialization with Google or any changes thereto, the successful internal development, commercialization and timing of our next generation platform and other matters are forward-looking. Forward-looking statements are contained principally in the sections of this report entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Without limiting the generality of the preceding sentence, any time we use the words “expects,” “intends,” “will,” “anticipates,” “believes,” “confident,” “continue,” “propose,” “seeks,” “could,” “may,” “should,” “estimates,” “forecasts,” “might,” “goals,” “objectives,” “targets,” “planned,” “projects,” and, in each case, their negative or other various or comparable terminology, and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. For ADT, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include, without limitation:
•our ability to keep pace with rapid technological and industry changes;
•our ability to effectively implement our strategic partnership with, or utilize any of the amounts invested in us by Google LLC;
•the impact of the COVID-19 pandemic on our employees, our customers, our suppliers and our ability to carry on our normal operations;
•our ability to maintain and grow our existing customer base;
•our ability to sell our products and services or launch new products and services in highly competitive markets, including the home automation market and fire and security markets, and achieve market acceptance with acceptable margins;
•our ability to successfully upgrade obsolete equipment, such as 3G and CDMA communications equipment installed at our customers’ premises, in an efficient and cost-effective manner;
•changes in law, economic and financial conditions, including tax law changes, changes to privacy requirements, changes to telemarketing, email marketing and similar consumer protection laws, interest volatility, and trade tariffs applicable to the products we sell;
•the impact of potential information technology, cybersecurity or data security breaches;
•our dependence on third-party providers, suppliers, and dealers to enable us to produce and distribute our products and services in a cost-effective manner that protects our brand;
•Our ability to successfully implement an equipment ownership model that best satisfies the needs of our customers and to successfully implement and maintain our receivables securitization financing agreement;
•our ability to successfully pursue alternate business opportunities and strategies;
•our ability to integrate various companies we have acquired in an efficient and cost-effective manner;
•the amount and timing of our cash flows and earnings, which may be impacted by customer, competitive, supplier and other dynamics and conditions;
•our ability to maintain or improve margins through business efficiencies; and
•the other factors that are described in this report under the heading “Risk Factors.”
Forward-looking statements and information involve risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such statements, including without limitation, the risks and uncertainties disclosed or referenced in Part I Item 1A of this Annual Report under the heading “Risk Factors.” Therefore, caution should be taken not to place undue reliance on any such forward-looking statements. Much of the information in this report that looks toward future performance of the Company is based on various factors and important assumptions about future events that may or may not actually occur. As a result, our operations and financial results in the future could differ materially and substantially from those we have discussed in the forward-looking statements included in the

Annual Report. We assume no obligation (and specifically disclaim any such obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.
SUMMARY OF PRINCIPAL RISK FACTORS
This summary briefly lists the principal risks and uncertainties facing our business, which are only a select portion of those risks. A more complete discussion of those risks and uncertainties is set forth in Part I, Item 1A of this Annual Report, entitled Risk Factors. Additional risks not presently known to us or that we currently deem immaterial may also affect us. If any of these risks occur, our business, financial condition or results of operations could be materially and adversely affected. Our business is subject to the following principal risks and uncertainties:
Risks Related to Our Products and Services
•Our future growth is dependent upon our ability to keep pace with rapid technological and industry changes.
•We sell our products and services in highly competitive markets, including the home security and automation markets and the commercial fire and security markets.
•Older telecommunications technology such as 3G and CDMA is being retired by telecommunications providers and, at the same time, our customers may shift their choice of telecommunications services and equipment.
•Police departments could refuse to respond to calls from monitored security service companies.
•Our reputation as a service provider of high-quality security offerings may be affected by product defects or shortfalls in customer service.
•If the insurance industry changes its practice of providing incentives to homeowners for the use of alarm monitoring services, we may experience a reduction in new customer growth or an increase in our subscriber attrition rate.
•We have invested and will continue to invest in new businesses, services, and technologies outside the traditional security and interactive services market, which is inherently risky and could disrupt our current operations.
•There may be unauthorized use of our brand names by third parties, and we may incur significant expenses in developing and preserving the value of our brand names.
•Third parties hold rights to certain of our key brand names outside of the U.S.
Risks Related to Our Operations
•The COVID-19 Pandemic has had and could continue to have a significant negative impact on our employees, our customers, our suppliers, and our ability to carry on our normal operations.
•We rely on a significant number of our customers remaining with us for long periods of time.
•We may fail to successfully upgrade, integrate, and maintain the security of our information and technology networks, including personally identifiable information and other data.
•Due to the ever-changing threat landscape, our products may be subject to potential vulnerabilities of wireless and IoT devices, and our services may be subject to certain risks, including hacking or other unauthorized access to control or view systems and obtain private information.
•We depend on third-party providers and suppliers for components of our security and automation systems, third-party software licenses for our products and services, and third-party providers to transmit signals to our monitoring facilities and to provide other services to our subscribers.
•Events could cause a disruption in the ability of our monitoring facilities or customer care resources to operate.
•Our independent, third-party authorized dealers may not be able to mitigate certain risks such as information technology breaches, data security breaches, product liability, errors and omissions, and marketing compliance.
•We may pursue business opportunities that diverge from our current business model.
•We continue to integrate our acquisitions, which may divert management’s attention from our ongoing operations, and we may not achieve all of the anticipated benefits, synergies, or cost savings from our acquisitions.
•Our customer generation strategies through third parties, including our authorized dealer and affinity marketing programs, and our use of celebrities and social media influencers, and the competitive market for customer accounts may expose us to risk and affect our future profitability.

•We face risks in acquiring and integrating customer accounts.
•We may be unable to recruit and retain key personnel to manage our business and the loss of or changes to our senior management could disrupt our business.
•Adverse developments could negatively impact our relationship with our employees.
•If we fail to maintain effective internal control over financial reporting at a reasonable assurance level, we may not be able to accurately report our financial results.
Risks Related to Regulations and Litigation
•If we fail to comply with constantly evolving laws, regulations, and industry standards addressing information and technology networks, privacy, and data security, we could face substantial penalties, liability, and reputational harm.
•Infringement of our intellectual property rights could negatively affect us.
•Allegations that we have infringed upon the intellectual property rights of third parties could negatively affect us.
•We may be subject to class actions and other lawsuits.
•Increasing government regulation of telemarketing, email marketing, door-to-door sales, and other marketing methods may increase our costs and restrict the operation and growth of our business.
•Our business operates in a regulated industry.
•We could be assessed penalties for false alarms.
•Adoption of statutes and governmental policies could characterize certain of our charges as unlawful.
•In the absence of net neutrality or similar regulation, certain providers of Internet access may block our services or charge their customers more for using our services, or government regulations relating to the Internet could change.
•We are exposed to greater risks of liability for employee acts or omissions or system failures than may be inherent in other businesses.
•We may be required to make indemnification payments relating to the sale of our Canadian business.
•We may be subject to liability for obligations of The Brink’s Company under the Coal Act or other coal-related liabilities of The Brink’s Company.
•Our use of independent contractors for certain functions may expose us to additional risks.
•New tariffs and other trade restrictions imposed on imports from China or other countries where our end-user equipment is manufactured, or any counter-measures taken in response, may harm our business and results of operations.
Risks Related to Macroeconomic and Related Factors
•General economic conditions can affect our business, and we are susceptible to changes in the business economy, in the housing market, and in business and consumer discretionary income, which may inhibit our ability to grow.
•We are subject to credit risk and other risks associated with our subscribers and dealers.
•Goodwill and other identifiable intangible assets represent a significant portion of our total assets, and we may never realize the full value of our intangible assets.
•We have significant deferred tax assets and may experience impairments of or valuation allowances against these deferred tax assets in the future.
Risks Related to Our Indebtedness and to the Ownership of Our Common Stock
•As a result of our substantial indebtedness, we may be unable to raise additional capital sufficient to run our operations or service our debt, and we have a more limited ability and more limited flexibility to run our operations as we desire.
•Our stock price may decline if a significant holder sells any part of their holdings, and may be negatively impacted by our status as a controlled company, the actions of our controlling stockholder, provisions in our charter or bylaws that benefit our controlling stockholder, or any failure to achieve programs that are consistent with investor expectations.

PART I
ITEM 1. BUSINESS.
Our Company
ADT Inc., together with its wholly-owned subsidiaries (collectively, the “Company”, “we”, “our”, “us”, and “ADT”), is a leading provider of security, automation, and smart home solutions serving consumer and business customers in the United States (“U.S.”). Our mission is to help our customers protect and connect to what matters most—their families, homes, and businesses. We offer many ways to help protect and connect customers by providing 24/7 professional monitoring services as well as delivering lifestyle-driven solutions through professionally installed (“do-it-for-me” or “DIFM”), do-it-yourself (“DIY”), mobile, and digital-based offerings for residential, small business, and large commercial customers. The ADT brand is synonymous with monitored security and, as one of the most recognized and trusted brands in the security systems industry, is a key driver of our success. As of December 31, 2020, we served approximately 6.5 million recurring revenue customers through more than 300 locations, nine monitoring centers, and the largest network of security and home automation professionals in the U.S.
Our Formation and Business Developments
ADT Inc. was incorporated in the State of Delaware in May 2015 as a holding company with no assets or liabilities. In July 2015, we acquired Protection One, Inc. and ASG Intermediate Holding Corp. (collectively, the “Formation Transactions”), which were instrumental in the commencement of our operations. In May 2016, we acquired The ADT Security Corporation (formerly named The ADT Corporation) (“The ADT Corporation”) (the “ADT Acquisition”). The ADT Acquisition significantly increased our market share in the security systems industry making us one of the largest monitored security companies in the U.S. and Canada at the time.
The following represents key business developments in recent years:
•In January 2018, we completed an initial public offering (“IPO”) and our common stock, par value $0.01 per share, (“Common Stock”) began trading on the New York Stock Exchange (“NYSE”) under the symbol “ADT.”
•In December 2018, we acquired Fire & Security Holdings, LLC (“Red Hawk”) (the “Red Hawk Acquisition”), which accelerated our growth in the commercial security market and expanded our product portfolio with the introduction of commercial fire safety and related solutions.
•In November 2019, we sold ADT Security Services Canada, Inc. (“ADT Canada”), which resulted in the substantial disposition of our operations in Canada.
•In January 2020, we acquired our largest independent dealer, Defender Holdings, Inc. (“Defenders”) (the “Defenders Acquisition”).
•In February 2020, we launched a new revenue model initiative for certain residential customers which (i) revised the amount and nature of fees due at installation, (ii) introduced a 60 month monitoring contract option, and (iii) introduced a new retail installment contract which allows qualifying residential customers to repay the fees due at installation over the course of a 24, 36, or 60 month interest-free period.
•In July 2020, we entered into a Master Supply, Distribution, and Marketing Agreement (the “Commercial Agreement”) with Google LLC (“Google”) and in September 2020, we issued and sold 54,744,525 shares of Class B common stock, par value $0.01 per share, (“Class B Common Stock”) in a private placement to Google. The partnership with Google is anticipated to drive our next phase of growth for our DIFM and DIY solutions beginning in 2021.
•In November 2020, we announced the ongoing development of our ADT-owned next-generation professional security and automation technology platform, which is currently being developed in coordination with Google.
ADT Inc. is majority-owned by Prime Security Services TopCo Parent, L.P. (“Ultimate Parent”). Ultimate Parent is majority-owned by Apollo Investment Fund VIII, L.P. and its related funds that are directly or indirectly managed by affiliates of Apollo Global Management, Inc. (together with its subsidiaries and affiliates, “Apollo” or the “Sponsor”). As of December 31, 2020, Apollo owned approximately 74.6% of our outstanding common stock, including Class B Common Stock on an as-converted basis and excluding unvested common shares, compared to 87.7% as of December 31, 2019.

Information about Segment and Geographic Revenue
We report results based on a single operating and reportable segment. However, we expect the manner in which the chief operating decision maker (the “CODM”) evaluates results to change during the first quarter of 2021, and as a result, we anticipate a change in our operating and reportable segment structure. For the results of our operations outside of the U.S., which consist of our operations in Canada prior to the sale of ADT Canada, refer to Note 15 “Geographic Data” in the Notes to Consolidated Financial Statements.
Our Products and Services
We primarily offer our portfolio of products and services under our ADT brand, which is among the most recognized and trusted brands in the security systems industry. The strength of our brand is built upon a long-standing record of providing high-quality and reliable monitored security and automation services, expertise in system sales and installation, superior customer care, and industry-leading experience and knowledge. Our interactive offerings add automation and smart home capabilities to traditional security systems. We also seek opportunities that allow us to leverage our brand, our focus on security, and our trust among our customer base to expand our service offerings to help our customers protect and connect to what matters most. Due to the importance that customers place on reputation and trust when purchasing security and automation services and systems, we believe the strength of our brand is a key competitive advantage and contributor to our success.
Our baseline security and automation offerings involve the sale, installation, and monitoring of security and premises automation systems designed to detect intrusion; control access; sense movement, smoke, fire, carbon monoxide, flooding, temperature, and other environmental conditions and hazards; and address personal emergencies such as injuries, medical emergencies, or incapacitation. Upon the occurrence of certain initiating events, monitored security systems send event-specific signals to our monitoring centers. Our monitoring center personnel respond to alarms by relaying appropriate information to first responders, such as local police, fire departments, or medical emergency response centers; the customer; or others on the customer’s emergency contact list according to the type of service contract and customer preference. We continue to invest and innovate in our alarm verification technologies as well as partner with industry associations and various first responder agencies to help prioritize response events and enhance response policies. The breadth of our solutions allows us to meet a wide variety of customer needs.
The vast majority of our new customers enroll in our interactive and smart home solutions, which allow our customers to remotely monitor and manage their residential and commercial environments. Depending on the service plan and type of product installation, customers are able to remotely access information regarding the security of their residential or commercial environment, arm and disarm their security systems, adjust lighting or thermostat levels, monitor and react to defined events, or view real-time video from cameras covering different areas of their premises from web-enabled devices (such as smart phones, laptops, and tablet computers) and a customized web portal. Additionally, our interactive and smart home solutions enable customers to create customized and automated schedules for managing lights, thermostats, appliances, garage doors, cameras, and other connected devices. These systems can also be programmed to perform additional functions such as recording and viewing live video and sending text messages or other alerts based on triggering events or conditions.
As part of our innovative and dynamic emerging markets, we are extending the concept of security from the physical home or business to personal on-the-go security and safety with SoSecure, our mobile safety application, and other offerings. Customers’ increasingly mobile and active lifestyles have created new opportunities for us in the fast-growing market for self-monitored DIY products and mobile technology. Our technology also allows us to integrate with various third-party connected and wearable devices so that we can serve our customers whether they are at home or on-the-go. Additionally, we offer personal emergency response system products and services, which are supported by our monitoring centers and utilize our security monitoring infrastructure to provide customers with solutions helping to sustain independent living and encourage better self-care activities.
A portion of our customers use traditional land-line telephone service as the primary communication method for alarm signals to our central monitoring centers. As the use of land-line telephone service has decreased, we have implemented cellular and broadband technologies as communication methods for alarm signals, which facilitate our interactive and smart home offerings.
In addition to our sale, installation, and monitoring services, we provide our customers with other services such as routine maintenance and the installation of upgraded or additional equipment. Our customers may contract for both monitoring and maintenance services at the time of initial equipment installation, which provides additional value to the customer and generates incremental recurring monthly revenue. In certain markets, we also sell, install, integrate, maintain, and inspect commercial building safety and management technologies, which include fire detection, fire suppression, video surveillance, and access control systems. In some cases for commercial customers, we may engage in arrangements that include system installation without an on-going contractual monitoring or maintenance service relationship.

Our monitoring and maintenance services provided to our customers are generally governed by multi-year contracts with automatic renewal provisions providing us with recurring monthly revenue. Under our typical residential customer contract, the customer is charged an upfront fee, which qualifying customers can pay over the course of the contract, and is then obligated to make monthly payments for the remainder of the initial contract term. The standard contract term for residential customers is two, three, or five years, with automatic renewals for successive 30-day periods, unless canceled by either party. The standard contract term for commercial customers is typically five years with various automatic renewals with terms ranging from 30-day periods to one year. If a customer cancels or is otherwise in default under the contract prior to the end of the initial contract term, we have the right under the contract to receive a termination payment from the customer in an amount equal to a designated percentage of all remaining monthly payments. Monitoring services are generally billed monthly or quarterly in advance. More than 70% of our residential customers pay us through automated payment methods, with new residential customers generally opting for these payment methods. We periodically adjust the standard monthly monitoring rate charged to new and existing customers.
New customers for monitored security and automation services typically require us to make an upfront investment related to installation costs associated with labor, materials, and overhead, which are partially offset by fees received in connection with the initiation of a monitoring contract. While the economics of our installations can vary depending on the customer acquisition channel and type of system, we operate our business with the goal of retaining customers for sufficiently long periods of time in order to recoup our initial investment in new customers, generally achieving revenue break-even in less than two and a half years.
Sales and Distribution Channels
We utilize a complementary mix of direct and indirect sales and distribution channels, as discussed below.
•Direct Channel
Our direct channel customers are generated by our direct response and other marketing efforts and general brand awareness, customer referrals, and lead generation partners, and are supported by our internal sales force located in our four national sales call centers as well as our network of sales and service offices located throughout the U.S.
Our telephone sales consultants work to understand customer needs and then direct customers to the most suitable sales approach. In many scenarios, we close the sale of a basic system over the phone and allow our field force to augment the system at the time of installation. In other cases, we seek to schedule an appointment with a field sales consultant to work directly with the customer to select an ideal system.
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
•Indirect Channel
Our indirect channel customers are generated mainly through our network of agreements with third-party independent alarm dealers who sell alarm equipment and ADT Authorized Dealer-branded monitoring and interactive services to residential end users (the “ADT Authorized Dealer Program”). The ADT Authorized Dealer Program extends our reach by aligning us with select independent security sales and installation companies. As opportunities arise, we have in the past engaged, and we may continue to engage, in selective bulk account purchases, which typically involve the purchase of a set of customer accounts from other security service providers.
Our authorized dealers are contractually obligated to offer exclusively to us all qualified monitored accounts they generate, but we are not obligated to accept these accounts. We pay our authorized dealers for the acquisition of any qualified monitored accounts from them. In certain instances in which we reject an account, we generally still indirectly provide monitoring services for that account through a monitoring services agreement with the authorized dealer. Dealer generated customer contracts typically have an initial term of three years with automatic renewals for successive 30-day periods, unless canceled by either party. If a purchased account is canceled during the charge-back period, which is generally thirteen months, the dealer is required to refund our payment of the purchase price for the canceled account.
As of December 31, 2020, our network of authorized dealers consisted of approximately 200 authorized dealers operating across the U.S. We monitor each authorized dealer’s financial stability, use of sound and ethical business practices, and delivery of reliable and consistent high-quality sales and installation methods. Authorized dealers are required to adhere to the same high-quality standards for sales and installation as our own sales and service offices.
The Defenders Acquisition resulted in the acquisition of our largest independent dealer, which represented approximately 55% of our indirect channel for the year ended December 31, 2019.
Field Operations
As of December 31, 2020, we served our customer base from more than 300 sales and service offices located throughout the U.S. We staff our network of sales and service offices with installation and service technicians to efficiently and effectively make sales calls, install systems, and provide service support based on customer needs and our evaluation of growth opportunities in each market. We utilize third-party subcontract labor when appropriate to assist with these efforts. We maintain the relevant and necessary licenses related to the provision of installation of security and related services in the jurisdictions in which we operate. Our objective is to provide a differentiated service experience, including by providing same-day or next-day service to the majority of our customers.
Monitoring Centers and Support Services
As of December 31, 2020, we operated nine monitoring centers, which are listed by Underwriters Laboratories (“U.L.”), located throughout the U.S. in order to provide professional monitoring services to our customers 24 hours a day on a year-round basis, of which three monitoring centers also provide outsourced monitoring services for other security companies. To obtain and maintain a U.L. listing, a security systems monitoring center must be located in a building meeting U.L.’s structural requirements, have back-up computer and power systems, and meet U.L. specifications for staffing and standard operating procedures. Many jurisdictions have laws requiring that security systems for certain buildings be monitored by U.L.-listed centers. In addition, a U.L. listing is required by insurers of certain customers as a condition of insurance coverage. Our monitoring centers are fully redundant, which means that in the event of an emergency at one of our monitoring centers such as fire, tornado, major interruption in telephone or computer service, or any other event affecting the functionality of the center, all monitoring operations can be automatically transferred to another monitoring center.
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
We serve our largest multi-site customers from our National Accounts Operation Center (“NAOC”) in Irving, Texas. Our multi-site customers call one location to resolve all support issues, including billing, installations, service calls, upgrades, or other service-related assistance. We believe this concept is a strong selling point for multi-site customers choosing us for their security needs.
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
Our Markets
We serve our customers in the following three markets: Residential, Commercial, and Emerging.
•Residential: Our residential market primarily consists of owners of single-family homes who have purchased monitored security and automation services. The market is characterized by a large and homogeneous customer base with less complex system installations.

•Commercial: Our commercial market includes retail businesses, food and beverage service providers, medical offices, financial institutions, and professional service providers, among others, and can range from smaller businesses to large single-site commercial facilities, as well as multi-site national companies. The market is characterized by higher penetration rates, driven in part by fire and building codes and insurance requirements, and by a higher degree of complexity with respect to system installations.
•Emerging: Our emerging markets, which include new customer types and new offerings, present opportunities for us to leverage our brand name, our core focus on security, and our high degree of trust among our customer base to pursue complementary markets such as DIY offerings, smart home technologies, network and cybersecurity, and personal on-the-go security and safety. We also leverage our security monitoring infrastructure to provide customers with solutions that help sustain independent living and encourage better self-care activities.
Customers and Marketing
As of December 31, 2020, we served approximately 6.5 million recurring revenue customers throughout the U.S. We target new customers and manage our existing customer base to maximize customer lifetime value, which includes continually evaluating our product offerings, pricing, and service strategies; managing our costs to provide enhanced service to customers; upgrading existing customers to our interactive services, internet protocol (“IP”) video solutions, or other upgraded solutions; and achieving long customer tenure. Our ability to increase our average selling prices for individual customers is dependent on a number of factors including the quality of our service, the continued introduction of additional features and services that increase the value of our offerings to customers, and the competitive environment in which we operate.
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
To support the growth of our customer base and to improve awareness of our brand, we market our monitored security and automation services through national television, radio, and direct mail advertisements, as well as through Internet advertising, which includes national search engine marketing, email, online video, local search, and social media. We continually work to optimize our marketing spend through a lead modeling process, whereby we dynamically allocate our marketing spend based on lead flow and measured marketing channel effectiveness. In addition to traditional and digital marketing, we have several affinity partnerships with organizations that promote our services to their customer bases. We also rely on marketing by social media influencers and celebrity spokespersons that represent the ADT brand to generate new customers.
We continually consider and evaluate new customer lead generation methods and channels to increase our customer base and drive greater market penetration. We also explore opportunities to expand our market presence by providing branded solutions and partnering with various third parties, including home builders, property management firms, homeowners’ associations, insurance companies, financial institutions, retailers, public utilities, and software service providers.
Competition
Technology trends are creating significant change in our industry. While providing us with many opportunities, innovation has also lowered the barriers to entry for automation, interactive, and smart home solutions, and new business models and competitors have emerged. We believe a combination of increasing customer interest in lifestyle and business productivity and technology advancements will support the increasing penetration of automation, interactive, and smart home solutions. We are focused on extending our leadership position in the traditional residential and commercial markets while also growing our share of the expanding emerging markets.
The traditional residential and commercial markets in the U.S. remain highly competitive and fragmented, with a number of major firms and thousands of smaller regional and local companies. The high fragmentation of the markets is primarily the result of relatively low barriers to entering the business in local geographies and the availability of companies providing outsourced monitoring services but not maintaining the customer relationship. We believe our principal competitors within the traditional residential market are Vivint Smart Home, Inc., Brinks Home Security (operating brand of Monitronics International, Inc.), and Xfinity Home Security (a division of Comcast Corporation). Our principal competitors within the commercial market are Johnson Controls International plc. (“Johnson Controls”), Convergint Technologies, Stanley Security (a division of Stanley Black and Decker), and Securitas Electronic Security. Additionally, with our recent investments and enhancements in DIY offerings as well as our partnership with Google, we are positioning ourselves to grow our market share in the DIY space from competitors including SimpliSafe, Apple HomeKit, and Amazon Ring.
Success in acquiring new customers is dependent on a variety of factors, including brand and reputation, market visibility, service and product capabilities, quality, price, and the ability to identify and sell to prospective customers. Our approach to competition is to emphasize the quality and reputation of our services, our superior customer service, our industry-leading brand, our monitoring centers, our commitment to consumer privacy, and our knowledge of customer needs. In addition, we continue to add new features and functionalities to further differentiate our offerings and support a pricing premium.
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
Resources Material to Our Business
We purchase equipment and components of our products from a limited number of suppliers and distributors. Inventory is held in our regional distribution centers at levels we believe are sufficient to meet current and anticipated customer needs. We also maintain inventory of equipment and components at each field office and in technicians’ vehicles. Generally, third-party distributors maintain a minimum stocking level of certain key items to cover supply chain disruptions. We also utilize dual sourcing methods to minimize the risk of a disruption from any single supplier. We do not anticipate any major interruptions in our supply chain. Additionally, we rely on various information technology and telecommunications service providers as part of the functionality and monitoring of security systems.
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
We own a portfolio of patents that relate to a variety of monitored security and automation technologies utilized in our business, including security panels and sensors as well as video and information management solutions. We also own a portfolio of trademarks in the U.S. and Canada, including ADT, ADT Pulse, Protection 1, ADT Commercial, and Blue by ADT. Our brand is critical to our success due to the importance customers place on reputation and trust when deciding on a security provider. In addition, we are a licensee of intellectual property, including from our third-party suppliers and technology partners. Patents extend for limited periods of time in the various countries where patent protection is obtained. Trademark rights may potentially extend for longer periods of time and are typically dependent upon the use of the trademarks.
Certain trademarks associated with the ADT brand that we own within the U.S. and Canada are owned outside of the U.S. and Canada by Johnson Controls (as successor to Tyco International Ltd., “Tyco”). In certain instances, such trademarks are licensed in certain territories outside the U.S. and Canada by Johnson Controls to certain third parties. Pursuant to the Tyco Trademark Agreement entered into between The ADT Corporation and Tyco in connection with the separation of The ADT Corporation from Tyco in 2012, we are generally prohibited from registering, attempting to register, or using the ADT brand outside the U.S. and its territories and Canada. As a result, if we choose to sell products or services or otherwise do business outside the U.S. and Canada, we do not have the right to use the ADT brand to promote our products and services.
In connection with the sale of ADT Canada in 2019, we entered into a non-competition and non-solicitation agreement with TELUS Corporation (“TELUS”) pursuant to which we will not have any operations in Canada, subject to limited exceptions for cross-border commercial customers and mobile safety applications, for a period of seven years. Additionally, we entered into a patent and trademark license agreement with TELUS granting (i) the use of our patents in Canada for a period of seven years and (ii) exclusive use of our trademarks in Canada for a period of five years and non-exclusive use for an additional two years thereafter.

Seasonality of Our Business
Our business experiences a certain level of seasonality with respect to residential customers. Since more household moves take place during the second and third calendar quarters of each year, our disconnect rate and new customer additions are typically higher in those quarters than in the first and fourth calendar quarters. There is also a slight seasonal effect on our new customer installation volume and related cash expenses incurred in investments in new customers, however, other factors such as the level of marketing expense and relevant promotional offers can mitigate the effects of seasonality. In addition, we may see increased servicing costs related to higher alarm signals and customer service requests as a result of inclement weather-related incidents.
Government Regulation and Other Regulatory Matters
Our operations are subject to numerous federal, state, and local laws and regulations related to consumer protection, privacy, occupational licensing, building codes, environmental protection, labor and employment, tax, and permitting. Most states in which we operate have licensing laws directed specifically toward professional installation and monitoring of security devices. In certain jurisdictions, we must obtain licenses or permits to comply with standards governing employee selection, training, and business conduct. We do not believe that federal, state, and local laws and regulations relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment, or any existing or pending climate change legislation, regulation, or international treaties or accords are reasonably likely to have a material effect in the foreseeable future on our business. We will continue to monitor emerging developments in this area.
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
Our communications with current and potential customers are regulated by federal and state laws, which include restrictions on telemarketing activities, the use of auto-dialing technology, email marketing, and text communications.
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
Human Capital and Environmental, Social, and Governance (“ESG”)
Our success is built upon the success of those whose lives we touch. This includes our customer base, our employees, and the communities we serve, who we impact both directly and indirectly as we seek to accomplish our corporate mission to help our customers protect and connect to what matters most—their families, homes, and businesses.
We place a strong emphasis on environmental, social, and governance issues and believe that such emphasis enhances our corporate performance, while enabling us to hire and retain top talent whose values embrace environmental and social responsibility and who remain passionate about our organization.
Human Capital
As of December 31, 2020, we employed approximately 20,500 people, of whom approximately 5,700 are installation and service technicians, approximately 4,100 are customer care professionals, and approximately 4,500 are sales consultants. Approximately 7% of our employees are covered by collective bargaining agreements, and we believe our relations with our employees and labor unions have generally been positive.

We are committed to fostering a culture and environment where every employee feels valued. Our success depends in large part on our hiring and retaining top talent across the entire organization, with primary emphasis on our management team and our employees who interface directly with our customers (such as sales representatives, installation and service technicians, and call center personnel). We compete for talent with other companies both smaller and larger, and both in our market and in other industries. In order to attract and retain top talent, we focus on having a diverse, inclusive, and safe workplace, while offering competitive compensation, benefits, and health and wellness programs. A majority of employees also have incentive compensation opportunities, which are primarily focused on financial, sales, operational, and customer service metrics. In addition, our long-term equity compensation is intended to align management interests with those of our stockholders and to encourage the creation of long-term value. We provide training and learning opportunities, rotational assignment opportunities, and continuous feedback in order to further our employee development.
We are committed to building a culture of diversity and inclusion for our employees. Because our employees reflect the communities where we live and serve, we strive to hire and retain a workforce that is truly representative of our markets. In 2020, we took a meaningful step on our journey to create a work environment where inclusion, diversity, and belonging can truly thrive by establishing the ADT Inclusive Diversity and Belonging Council (the “AIDBC”). The AIDBC plays an integral role in laying the ground-work for establishing enterprise initiatives that will advance our mission to promote diversity and inclusion. The AIDBC represents a broad cross section of our organization, including executive and senior management, and is expected to help build an enterprise wide program by elevating inclusion and diversity as a business priority across the organization in a manner that includes measurable goals and accountability.
We value the health and safety of our team members and customers above all else. We continually work to foster a culture of safety that enables our employees to minimize risk and to understand and follow safety rules, as well as to identify and correct unsafe actions, behaviors, or situations. We believe that all occupational injuries and illnesses, as well as environmental incidents, are generally preventable and we focus on compliance with all applicable environmental, health, and safety requirements. We continue to institute fleet safety initiatives to protect our drivers and others across our fleet of vehicles, including collision warning and auto braking technologies. We also offer our employees and their families comprehensive health and wellness rewards to help them achieve their best overall self.
Our Environmental, Health, and Safety (“EHS”) vision is to build a culture that promotes safe behaviors on each task, every day, to achieve zero incidents and enhance employee wellness, and to minimize our environmental impact. In order to achieve our vision, we strive to incorporate our values of people, prevention, and accountability into our business and the decisions we make each day. We have implemented an EHS management system that includes expectations for compliance, accountability, sustainability, and continuous improvement.
During March 2020, the World Health Organization declared the outbreak of a novel coronavirus as a pandemic (the “COVID-19 Pandemic”), which has become increasingly widespread in the U.S. In order to continue to both protect our employees and serve our customers, we have adjusted and are continuously evolving certain aspects of our operations from those as discussed above, which includes (i) detailed protocols for infectious disease safety for employees, (ii) daily wellness checks for employees, and (iii) certain work from home actions, including for the majority of our call center professionals. In addition, we have invested in personal protective equipment for our employees and other work from home initiatives,
Environmental
We are committed to reducing our impact on the environment by promoting environmental stewardship throughout our organization. We have implemented our ADT Environmental Absolutes framework, which represents our focus on complying with environmental requirements, addressing proper disposal of waste streams, and promoting recycling of materials. We invest significant time and resources to reduce building greenhouse gases and have focused on efficiency improvements in lighting, air handling, and data operations. We continually explore methods to reduce greenhouse gases from our motor vehicle fleet, including through the purchase of newer vehicle models having greater fuel efficiency and the use of hybrid vehicles. We employ waste recycling and diversion programs and continue to evolve new initiatives such as the placement of sensors inside our trash dumpsters to monitor waste levels and reduce unnecessary trash hauls. We will continue to look for new, and to improve existing, initiatives that reduce our carbon footprint.
Social
Our volunteerism and philanthropy social initiatives are varied and widespread across the organization. Our team members across the U.S. give back to their communities as part of ADT Always Cares, a corporate-wide citizenship program comprised of employee-directed volunteerism and philanthropy. Through our LifeSaver Awards program, we provide support to first responders by providing charitable contributions to the police and fire departments who helped save our customers from home fires, carbon monoxide poisoning, and other medical emergencies. During 2020, we increased our philanthropy campaign by providing contributions to more than 130 non-profit organizations impacted by the COVID-19 Pandemic, donating meals to employees at major hospitals to express gratitude for their sacrifice and dedication in response to the COVID-19 Pandemic, and giving to volunteer fire departments that battled wildfires in the western U.S. We also look for opportunities to support organizations that focus on diversity and inclusion efforts. In 2020, we donated to the United Negro College Fund to provide five students with four-year college scholarships.
Governance
We are committed to making sure that every team member understands our core values of trust, collaboration, service and innovation. That understanding begins with our Code of Conduct, which outlines our commitment to our customers, our investors, our communities, and to one another. Our Code of Conduct outlines what is expected of our employees and ensures we continue to foster a culture of high integrity. We adhere to the governance requirements established by federal and state law, the Securities and Exchange Commission (the “SEC”), and the NYSE, and we strive to establish appropriate risk management methods and control procedures to adequately manage, monitor, and control the major risks we may face day to day.
Recent Initiatives Within Our Business Operations
We have been successful in improving certain of our operating key performance indicators in recent years, such as customer acquisition efficiency and customer retention. We believe these improvements in our fundamentals have positioned us well to achieve long-term capital efficient growth. During 2020, we commenced certain ongoing strategic initiatives that we believe will be transformative to our business. We have seen an increase in interest in smart home offerings and other mobile technology applications that we believe is attributable to a variety of factors, including advancements in technology, younger generations of consumers, and shifts to de-urbanization. Our strategic initiatives are intended to help us satisfy consumer and commercial demands in light of these macro-level dynamics and to position us for sustainable growth for years to come.
For example, our partnership with Google represents the combination of the leading security brand and the leading technology brand joining forces to introduce the next-generation smart and helpful home. Co-branded offerings are expected to be available beginning in 2021 in the form of both DIFM and DIY solutions and will include the integration of leading Google devices paired with Google video and analytics service. As part of this partnership, each company will contribute $150 million upon the achievement of certain milestones towards the joint marketing of devices and services, customer acquisition, training of our employees for the sales, installation, customer service, and maintenance for the product and service offerings, and technology updates for products included in such offerings.
These co-branded offerings will be initially supported by our current technology platform and we then plan to transition them to be supported by our ADT-owned next-generation professional security and automation technology platform, which is currently being developed in coordination with Google. Our comprehensive interactive technology platform is expected to provide customers with a seamless experience across security, life safety, automation, and analytics through a common application. Additionally, our platform is expected to integrate the user experience, customer service experience, and back-end support.
We are also increasing our emphasis on the use of strategic partnerships and alliances with third parties to expand our market presence. For example, through our partnerships with D.R. Horton and Lyft, we are teaming up with national leaders in home construction and ride sharing, respectively, while also investing in and integrating our services with new and existing technologies and applications. We believe there is a healthy pipeline of future partnership and alliance opportunities.
Given the successful implementation of a temporary work from home strategy during 2020, we are re-imagining what our physical footprint should look like. While the COVID-19 Pandemic has presented its challenges, it has also presented opportunities, such as with respect to how employees may most effectively work from home. This shift to an at home environment may provide us with an opportunity to more permanently reduce our number of fixed physical locations. For example, we expect a portion of our monitoring and customer service employees to remain in a permanent work from home environment. We believe this will reduce operating expenses while being a significant benefit for our employees, thereby making ADT an even more attractive place to work.
In addition, we have been focused on increasing our market share and penetration in the commercial market, which began with the Red Hawk Acquisition in 2018. While we experienced significant growth in our commercial channel during 2019, our commercial growth was negatively impacted by the COVID-19 Pandemic during 2020. However, we have now completed our integration of the Red Hawk business, and believe we are poised to return to commercial growth organically and through opportunistic value-add acquisitions.

Available Information
Availability of SEC Reports
Our website is located at https://www.adt.com. Our investor relations website is located at https://investor.adt.com. We make available free of charge on our investor relations website under “Financials” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed pursuant to Section 16 of the Securities Exchange Act of 1934 (the “Exchange Act”), and any amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings at http://www.sec.gov.
Use of Website to Provide Information
From time to time, we have made and expect in the future to use our website as a channel of distribution of material information regarding the Company. Financial and other material information regarding the Company is routinely posted on our website and accessible at https://investor.adt.com. In order to receive notifications regarding new postings to our website, investors are encouraged to enroll on our website to receive automatic email alerts. None of the information on our website is incorporated into this Annual Report.

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
Risks Related to Our Products and Services
Our future growth is dependent upon our ability to keep pace with rapid technological and industry changes through a combination of partnerships with third parties, our own internal development, and by acquisition, in order to obtain and maintain new technologies for our products and service introductions that achieve market acceptance with acceptable margins.
Our business operates in markets that are characterized by rapidly changing technologies, evolving industry standards, potential new entrants, and changes in customer needs and expectations. For example, a number of cable and other telecommunications companies and large technology companies with home automation solutions offer interactive and security services that are competitive with our products and services. If these services gain greater market acceptance and traction, our ability to grow our business could be materially and adversely affected. Accordingly, our future success depends in part on our ability to accomplish the following: identify emerging technological trends in our target end-markets; develop, acquire, and maintain competitive products and services that capitalize on existing and emerging trends; enhance our existing products and services by adding innovative features on a timely and cost-effective basis that differentiates us from our competitors; incorporate popular third-party interactive products and services into our product and service offerings; sufficiently capture intellectual property rights in new inventions and other innovations; and develop or acquire and bring products and services, including enhancements, to market quickly and cost-effectively. Our ability to develop, alone or with third parties, or to acquire new products and services that are technologically innovative requires the investment of significant resources and can affect our competitive position. These acquisition and development efforts divert resources from other potential investments in our businesses, and they may not lead to the development of new commercially successful technologies, products, or services on a timely basis.
For example, in July 2020, we entered into the Commercial Agreement with Google pursuant to which Google has agreed to supply us with certain Google devices as well as certain Google video and analytics services and we have agreed, with certain exceptions, to exclusively provide Google end-user video and sensing analytics services and smart-home, security and safety devices to our customers. If Google fails to perform or to provide products that continually meet the demands of our customers, or if we fail to develop products and services that our customers find desirable and in a timely manner, our business will be materially, adversely impacted. In addition, while we are required to use Google exclusively for certain of our product supply, Google can sell the same or similar devices to our competitors who may more successfully commercialize products or services that are competitive to ours, thereby materially harming our business.
In addition, in November 2020, we announced the ongoing development of our ADT-owned next-generation professional security and automation technology platform, which is currently being developed in coordination with Google. Our comprehensive interactive platform is expected to provide customers with a seamless experience across security, life safety, automation, and analytics through a common application. Additionally, our platform is expected to integrate the customer experience, the customer service experience, and back-end support. We may not achieve a successful platform build in a timely manner, within budget, or in a manner that enables the commercialization of products and services that meet the continually evolving demands of our customers. The failure to successfully build a platform will significantly impact our ability to provide commercially viable products and services, and will result in the loss of a substantial amount of investment dollars. In addition, the development of this platform will take management’s time and attention away from other opportunities. A failure to successfully develop this platform could result in a material adverse impact on our business.
Any new or enhanced products and services developed in these manners may not satisfy customer preferences, and potential product failures may cause customers to reject our products and services. As a result, these products and services may not achieve market acceptance, and our brand image could suffer. In addition, our competitors may introduce superior products or business strategies, impairing our brand and the desirability of our products and services, which may cause customers to defer or forego purchases of our products and services, and impacting our ability to charge monthly service fees. If our competitors implement new technologies before we are able to implement them, those competitors may be able to provide more effective products than ours, possibly at lower prices and experience higher adoption rates and popularity. Any delay or failure in the introduction of new or enhanced solutions could harm our business, results of operations and financial condition. In addition, the markets for our products and services may not develop or grow as we anticipate. The failure of our technology, products, or services to gain market acceptance, the potential for product defects, or the obsolescence of our products and services could significantly reduce our revenue, increase our operating costs, or otherwise materially adversely affect our business, financial condition, results of operations, and cash flows.
In addition to developing and acquiring new technologies and introducing new offerings, we may need, from time to time, to phase out outdated and unsuitable technologies and services. If we are unable to do so on a cost-effective basis, we could experience reduced profits.
We sell our products and services in highly competitive markets, including the home security and automation markets and the commercial fire and security markets, which may result in pressure on our profit margins and limit our ability to maintain or increase the market share of our products and services.
The monitored security industry is highly fragmented and subject to significant competition and pricing pressures. We experience significant competitive pricing pressures on installation, monitoring, and service fees. Several competitors offer installation fees and monitoring fees that match or are lower than ours. Other competitors may charge significantly more for installation, but in many cases, less for monitoring. In addition, cable and telecommunications companies have expanded into the home automation and monitored security industry and are bundling their existing offerings with monitored security services, often at lower monthly monitoring rates.
In many cases, we face competition for direct sales from our independent, third-party authorized dealers, who may offer installation for considerably less than we do in particular markets. We face competition from other providers such as technology and cable and telecommunications companies that may have existing access to and relationships with subscribers and highly recognized brands, which may drive increased awareness of their security/automation offerings relative to ours, have access to greater capital and resources than us, and may spend significantly more on advertising, marketing, and promotional resources, as well as the acquisition of other companies with home automation solution offerings, any of which could have a material adverse effect on our ability to drive awareness and demand for our products and services. In particular, these companies may be able to offer subscribers a lower price by bundling their services. We also face potential competition from DIY products such as SimpliSafe, Apple HomeKit, and Amazon Ring, which enable customers to self-monitor and control their environments without third-party involvement through the Internet, text messages, emails, or similar communications, but with the disadvantage that alarm events may go unnoticed. Some DIY providers may also offer professional monitoring with the purchase of their systems and equipment without a contractual commitment, which may be attractive to some customers and put us at a competitive disadvantage. Other DIY providers may offer new internet of things (“IoT”) devices and services with automated features and capabilities that may be appealing to customers. In addition, certain DIY providers have a significantly broader customer base and product offering than us, allowing them to cross-sell interactive and security solutions that are competitive with our offerings to customers who are loyal to the competitor’s brand. Shifts in customer preferences toward DIY systems could increase our attrition rates over time and the risk of accelerated amortization of customer contracts resulting from a declining customer base. In November 2020, we announced our intention to launch a co-branded ADT | Google core professionally installed DIFM offering during the second half of 2021 and a co-branded ADT | Google DIY solution in 2021 having new distribution channels, including retail sales directly to prospective customers. We cannot be certain that either offering will launch successfully, or occur at all, or whether any such co-branded product will be commercially viable. Notwithstanding our new partnership with Google, it is possible that one or more of our competitors could develop a significant technological advantage over us that allows them to provide additional service or better-quality service or to lower their price, which could put us at a competitive disadvantage. Continued pricing pressure, improvements in technology, competitor brand loyalty, and shifts in customer preferences toward self-monitoring and DIY could adversely impact our customer base and/or pricing structure and have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
The retirement of older telecommunications technology such as 3G and CDMA by telecommunications providers and shifts in our customers’ choice of telecommunications services and equipment could materially adversely affect our business, increase customer attrition, and require significant capital expenditures.
Certain elements of our operating model have historically relied on our customers’ continued selection and use of traditional copper wireline telecommunications service to transmit alarm signals to our monitoring centers. There is a growing trend for customers to switch to the exclusive use of cellular, or IP based technology in their homes and businesses, as telecommunication providers discontinue their copper wireline services in favor of IP-based technology. Many of our customers also have security systems that rely on technology that is not operable with newer cellular networks or IP-based networks, and as such, will not be able to transmit alarm signals on these networks. The discontinuation of copper landline service, older cellular technologies, and other services by telecommunications providers, as well as the switch by customers to the exclusive use of cellular or IP technology, may require system upgrades to alternative, and potentially more expensive, alarm systems to transmit alarm signals and function properly. This could increase our customer revenue attrition, as was the case when we sought to migrate certain customers off of the earlier 2G networks, and slow new customer generation.
We have received notice from the providers of 3G and Code-Division Multiple Access (“CDMA”) cellular networks that they will be retiring their 3G and CDMA networks by the first quarter of 2022. One carrier that sunset CDMA in 2019 has agreed to continue to provide such service only until the end of 2022. As of December 31, 2020, we provided services to approximately 1.9 million customer sites that transmit signals via 3G or CDMA networks. A failure to effectively transition these customers away from retiring networks would result in a loss of signal to the systems and services we provide, which may result in a loss of related recurring monthly revenue. Implementation of additional service charges in connection with our transition plans, may cause customers to view such charges unfavorably, which could cause customer attrition to increase. If we are unable to upgrade cellular equipment at customer sites to meet new network standards prior to the retirement of 3G and CDMA networks, or to respond to other changes carriers are or may make to their networks in a timely and cost-effective manner, whether due to an insufficient supply of electronic components or parts, an insufficient skilled labor force, or due to any other reason, our business, financial condition, results of operations, and cash flows, could be materially adversely affected.
During November 2020, we acquired Cell Bounce, a technology company with proprietary radio conversion technology in the form of a user-installable device, which is expected to allow for the transition of customers on 3G networks in a cost efficient and timely manner. The Cell Bounce technology is unproven on a large commercial scale and any long term failure in the technology or inability to install the technology in a cost effective and timely manner, including as a result of the unwillingness of customers to self-install the device, or their prolonged delay in doing so, would result in a loss of our investment to date to acquire and integrate Cell Bounce into our operations and could have a material, adverse impact on our financial condition, results of operations and cash flows.
In November 2017, as part of the FCC’s efforts to facilitate the transition from traditional copper-based wireline networks to IP-based fiber broadband networks, the FCC repealed its rules requiring telecommunications carriers to provide direct advanced public notice to consumers of the retirement of copper-based wireline networks. Many of our customers rely solely on copper-based telephone networks to transmit alarm signals from their premises to our monitoring stations. Since some customer alarm systems are not compatible with IP-based communication paths, we will be required to upgrade or install new technologies, which may include the need to subsidize the replacement of the customers’ outdated systems at our expense. The carrier’s ability to retire copper-based wireline networks without advanced notice could lead to customer confusion and impede our ability to timely transfer customers to new network technologies. Any technology upgrades or implementations could require significant capital expenditures, may increase our attrition rates, and may also divert management and other resource attention away from customer service and sales efforts for new customers. In the future, we may not be able to successfully implement new technologies or adapt existing technologies to changing market demands. If we are unable to adapt in a timely manner to changing technologies, market conditions or customer preferences, our business, financial condition, results of operations, and cash flows could be materially adversely affected.
In addition, we use broadband Internet access service to support our product offerings, such as video monitoring and surveillance, and as a communications option for alarm monitoring and other services. Video monitoring and surveillance services use significantly more bandwidth than non-video Internet activity. As utilization rates and penetration of these services increase, the need for increased network capacity will necessitate our incurring significant capital expenditures to avoid service disruptions as well as ensure a seamless video experience for our customers, which could materially, adversely impact our financial condition, results of operations and cash flows.
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
Our business depends on our reputation and ability to maintain good relationships with our subscribers, dealers, suppliers, and local regulators, among others. Our reputation may be harmed either through product defects, such as the failure of one or more of our subscribers’ alarm systems, or shortfalls in customer service. Subscribers generally judge our performance through their interactions with the staff at the monitoring and customer care centers, dealers, and technicians who perform on-site installation and maintenance services, as well as their day to day interactions with the product and the mobile application. Any failure to meet subscribers’ expectations in such customer service areas could cause an increase in attrition rates or make it difficult to recruit new subscribers. Any harm to our reputation or subscriber relationships caused by the actions of our dealers, personnel, or third-party product or service providers or any other factors could have a material adverse effect on our business, financial condition, and results of operations.
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
We have invested and will continue to invest in new businesses, services, and technologies outside the traditional security and interactive services market, which is inherently risky and could disrupt our current operations.
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
Third parties hold rights to certain of our key brand names outside of the U.S.
Our success depends in part on our continued ability to use trademarks to capitalize on our brands’ name-recognition and to further develop our brands in the U.S, as well as in other international markets should we choose to expand and continue to grow our business outside of the U.S. in the future. Not all of the trademarks that are used by our brands have been registered in all of the countries in which we may do business in the future, and some trademarks may never be registered in any or all of these countries. Rights in trademarks are generally territorial in nature and are obtained on a country-by-country basis by the first person to obtain protection through use or registration in that country in connection with specified products and services. Some countries’ laws do not protect unregistered trademarks at all, or make them more difficult to enforce, and third parties may have filed for “ADT,” “PROTECTION ONE,” or similar marks in countries where we have not registered these brands as trademarks. Accordingly, we may not be able to adequately protect our brands everywhere in the world and use of such brands may result in liability for trademark infringement, trademark dilution, or unfair competition.
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
Risks Related to Our Operations
The COVID-19 Pandemic has had and could continue to have a significant negative impact on our employees, our customers, our suppliers, and our ability to carry on our normal operations given its impact on the economy generally, as well as the resulting “shelter in place” and other operational requirements we have or must continue to adhere to, or which could be reinstituted upon a re-emergence of COVID-19 in a particular jurisdiction, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We continue to monitor the impact of the COVID-19 Pandemic on all aspects of our business. This includes the health of our employees, the protection of our customers, and our ability to continue to operate all aspects of our operations. Our employees are susceptible to COVID-19 in the ordinary course of their work. While we seek to protect our employees’ health through various initiatives, we cannot be certain that our employees will not contract COVID-19, be required to quarantine as a result of coming in contact with others who have the disease, or be unable to work in order to care for someone with the disease. Any such instances, whether on a large scale basis or concentrated in any one area of the business could result in legal claims and have a material adverse effect on our business, financial condition, results of operations, and cash flows. The health and safety of our customers is also a top priority and we similarly take precautions to protect their health and well-being. The refusal of customers to allow us to enter their residences or businesses due to the fear of COVID-19 could have a material impact on our business, and the spreading of the disease between our customers and our employees could interrupt our operations, result in legal claims and damage our brand. Any such result could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

We rely on monitoring centers and customer care centers as an integral part of our ongoing business operations. While we have taken steps to enable the majority of the employees who staff these operations to conduct their jobs from home, the closure of any such site or the widespread illness of the employees remaining in any such site could result in a material disruption to our business. Similarly, our work from home environment could subject us to the failure of the communications networks serving our employees which we no longer control and who may not have sufficient back up capabilities. In addition, this work from home environment results in more home access points that are susceptible to cybersecurity attacks, such as computer hacking, computer viruses, worms or other malicious software or malicious activities. In addition, our monitoring centers are listed by U.L. and must meet certain requirements to maintain that listing. Permitting some of our monitoring center or customer care center employees to work from home during the duration of the COVID-19 Pandemic or for any period of time or permanently thereafter may impact our U.L. listing and our ability to provide our services in situations where a U.L. listing is required or otherwise negatively impact the customer experience. Our employees who work from home may also experience a decrease in the quality of job performance, whether immediate or over time. Any such impact with respect to our employees who are working from home could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Any continued widespread growth in infections could also result in additional, or the re-institution of prior, travel restrictions or “shelter-in-place” mandates that further impact the ability of our employees to reach our operations, be available to install new or repair existing systems within residential homes or commercial operations, or to enter such homes or commercial operations. Such inability to access residences, or any unwillingness of customers to allow us to enter their sites, to proactively continue our program to replace the 3G and CDMA cellular equipment used in many of our security systems could also negatively impact the pace of our 3G and CDMA radio replacement program, which could impair our ability to convert all of those radios across our system by the applicable technology sunset dates. In addition, the continuation of infections has resulted, and could continue to result, in a change in policy of emergency responders in certain jurisdictions who have declined, and may continue temporarily or permanently to decline, to respond to certain verified or non-verified burglar alarm calls from our monitoring centers or from our employees who are working from home, and restrictions on business operations may continue, or be re-instituted, or expand in certain jurisdictions with only limited exceptions. Such restrictions, which could impact us directly should we fail to fall within a permissible exception, and which could also result in future sustained business closures among our customer and potential customer bases, would magnify the negative impact already experienced across our operations and, most significantly, within our commercial operations. Any of the foregoing impacts on our employees, first responders, customers, operations, or business generally, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
We are also concerned with the impacts that have and could continue to result as cases of COVID-19 re-emerge in jurisdictions which have and will continue to reopen for business and / or no longer require social distancing. COVID-19 cases have increased significantly in many jurisdictions that have re-opened, prompting new restrictions. Even if current containment efforts or a successful vaccine lead to dramatic reductions in COVID-19 cases, we are also concerned with the uncertainty around the subsequent re-emergence or mutation of COVID-19. If individuals cease to undertake appropriate protective measures or if any vaccine proves ineffective in the long term or is not commercially available to the entire population, a re-emergence of COVID-19 could cause additional significant disruptions in the economy continuing into the future, which could result in a material adverse effect on our business, financial condition, results of operations, and cash flows.

The COVID-19 Pandemic may also exacerbate the other risks noted in this Item 1A. “Risk Factors,” including, but not limited to: our ability to comply with the terms of our indebtedness, our ability to generate revenues, earn profits and maintain adequate liquidity, our ability to service existing and attract new customers, our ability to maintain our overall competitiveness in the market, the potential for significant fluctuations in demand for our services, overall industry trends impacting our business, as well as potential volatility in our stock price.
We rely on a significant number of our customers remaining with us as customers for long periods of time.
We operate our business with the goal of retaining customers for long periods of time to recoup our initial investment in new customers, generally achieving revenue break-even in less than two and a half years. Accordingly, our long-term profitability is dependent on long customer tenure. This requires that we minimize our rate of customer disconnects, or attrition. Factors that can increase disconnects include customer relocations, problems experienced with our product or service quality, customer service, customer non-pay, unfavorable general economic conditions, and the preference for lower pricing of competitors’ products and services over ours. If we fail to keep our customers for a sufficiently long period of time, our profitability, business, financial condition, results of operations, and cash flows could be materially adversely affected. In addition, if attrition rates were to rise significantly, we may be required to accelerate the depreciation and amortization expense for, or to impair, certain of our assets, which would cause a material adverse effect on our financial condition, and results of operations.
Failure to successfully upgrade, integrate, and maintain the security of our information and technology networks, including personally identifiable information and other data, could materially adversely affect us.
We are dependent on information technology networks and systems, including Internet and Internet-based or “cloud” computing services, to collect, process, transmit, and store electronic information. We have completed a significant number of acquisitions of companies that operate different technology platforms and systems. We are currently implementing modifications and upgrades to our information technology systems and also integrating systems from our various acquisitions, including making changes to legacy systems, replacing legacy systems with successor systems with new functionality, and implementing new systems. Any delay in making such changes or replacements or in purchasing new systems could have a material adverse effect on our business, financial position, results of operations and cash flows. There are inherent costs and risks associated with integrating, replacing and changing these systems and implementing new systems, including potential disruption of our sales, operations and customer service functions, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel to integrate, implement and operate the new systems, demands on management time, and other risks and costs of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. In addition, our information technology system implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. The implementation of or delay in implementing new information technology systems may also cause disruptions in our business operations, impede our ability to comply with constantly evolving laws, regulations and industry standards addressing information and technology networks, privacy and data security, and have a material adverse effect on our business, financial position, results of operations and cash flows.
Due to the ever-changing threat landscape, our products may be subject to potential vulnerabilities of wireless and IoT devices, and our services may be subject to certain risks, including hacking or other unauthorized access to control or view systems and obtain private information.
Companies that collect and retain sensitive and confidential information are under increasing attack by cybercriminals and other actors around the world. While we implement security measures within our products, services, operations, and other actors’ systems, those measures may not prevent cybersecurity breaches; the access, capture, or alteration of information by criminals; the exposure or exploitation of potential security vulnerabilities; distributed denial of service attacks; the installation of malware or ransomware; acts of vandalism; computer viruses; or misplaced data or data loss that could be detrimental to our reputation, business, financial condition, results of operations and cash flows. Third parties, including our partners and vendors, could also be a source of security risk to us in the event of a failure of their own products, components, networks, security systems, and infrastructure. In addition, we cannot be certain that advances in criminal capabilities, new discoveries in the field of cryptography, or other developments will not compromise or breach the technology protecting the networks that access our products and services.
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
The components for the security and automation systems that we install are manufactured by third parties. We are therefore susceptible to interruptions in supply and to the receipt of components that do not meet our standards. Our suppliers may be susceptible to disruptions from fire, natural disasters, weather and the effects of climate change (such as sea level rise, drought, flooding, wildfires, and increased storm severity), pandemics, malicious acts, terrorism, government action, or other concerns impacting their local workforce, all of which are beyond our and their control. Any financial or other difficulties our providers face may have negative effects on our business. We exercise no control over our suppliers, which increases our vulnerability to problems with the products and services they provide or to their choice of which companies they will allow to sell their products. We are also aware that there exists a worldwide shortage of electronic components, that lead times for such components is increasing, and that existing commitments by certain manufacturers are being extended and, in certain cases, allocations are being made. While a single cause of the shortages has not been identified, it is believed that among other reasons, there has been a surge in demand for such components and exponential growth in certain sectors which rely on such components, and these trends may continue and increase. Certain of our key suppliers have begun to see the impact on their ability to obtain certain components which could present challenges to our ability to obtain the inventory necessary to meet the demands of our new and existing customers, and to complete crucial initiatives such as the upgrading of cellular equipment at customer sites to meet new network standards prior to the retirement of 3G and CDMA networks. While we strive to utilize dual-sourcing methods to allow similar hardware components for our security systems to be interchangeable to minimize the risk of a disruption from a single supplier, any interruption in supply could cause delays in installations and repairs and the loss of current and potential customers. Also, if a previously installed component were found to be defective, we might not be able to recover the costs associated with its repair or replacement across our installed customer base, and these costs, or the diversion of technical personnel to address the defect could materially adversely affect our business, financial condition, results of operations, and cash flows. In the event of a product recall or litigation against our suppliers or us, we could experience a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
We also rely on various third-party telecommunications providers and signal processing centers to transmit and communicate signals to our monitoring facility in a timely and consistent manner. These telecommunications providers and signal processing centers could deprioritize or fail to transmit or communicate these signals to the monitoring facility for many reasons, including disruptions from fire, natural disasters, weather and the effects of climate change (such as flooding, wildfires, and increased storm severity), transmission interruption, malicious acts, provider preference, government action, or terrorism. The failure of one or more of these telecommunications providers or signal processing centers to transmit and communicate signals to the monitoring facility in a timely manner could affect our ability to provide alarm monitoring, home automation, and interactive services to our subscribers. We also rely on third-party technology companies to provide automation and interactive services to our customers. These technology companies could fail to provide these services consistently, or at all, which could result in our inability to meet customer demand and damage our reputation. There can be no assurance that third-party telecommunications providers, signal processing centers, and other technology companies will continue to transmit and communicate signals to the monitoring facility or provide home automation and interactive services to subscribers without disruption. Any such failure or disruption, particularly one of a prolonged duration, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
In addition, the ongoing impacts of the COVID-19 Pandemic could impact any or all of the third party providers and suppliers on whom we rely. While the full impact of this disease and worldwide reaction to it are not fully known, any disruption of such providers and suppliers caused by this disease could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
An event causing a disruption in the ability of our monitoring facilities or customer care resources to operate could materially adversely affect our business.
A disruption in our ability to provide security monitoring services and otherwise serve our customers could have a material adverse effect on our business. A disruption could occur for many reasons, including fire, natural disasters, weather and the effects of climate change (such as sea level rise, drought, flooding, wildfires, and increased storm severity), health epidemics or pandemics, transportation interruption, extended power outages, human or other error, war, terrorism, sabotage, or other conflicts, or as a result of disruptions to internal and external networks or third-party transmission lines. Monitoring and customer care could also be disrupted by information systems and network-related events or cybersecurity attacks, such as computer hacking, computer viruses, worms or other malicious software, distributed denial of service attacks, malicious social engineering, or other destructive or disruptive activities that could also cause damage to our properties, equipment, and data. While our monitoring centers are redundant, a failure of our back-up procedures or a disruption affecting multiple monitoring facilities could disrupt our ability to provide security monitoring services to our customers. These events could also make it difficult or impossible to receive equipment from suppliers or impair our ability to deliver products and services to customers on a timely basis. If we experience such disruptions, we may experience customer dissatisfaction and potential loss of confidence, and liabilities to customers or other third parties, each of which could harm our reputation and impact future revenues from these customers. We could also be subject to claims or litigation with respect to losses caused by such disruptions. Our property and business interruption insurance and our cyber liability insurance may not be sufficient to fully cover our losses or may not cover a particular event at all. During 2020, in response to the COVID-19 Pandemic, we took steps to enable the majority of the employees who staff our monitoring and customer care facilities to conduct their jobs remotely, which could subject us to the failure of the communications networks serving our employees which we no longer control and who may not have sufficient back up capabilities. In addition, this remote working environment results in more home access points that are susceptible to cybersecurity attacks, such as computer hacking, computer viruses, worms or other malicious software or malicious activities. In addition, the COVID-19 Pandemic could lead to disruptions in our supply chain, causing shortages or unavailability of equipment necessary to install or repair systems and to maintain our monitoring and customer care facilities. Any of these outcomes could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Our independent, third-party authorized dealers may not be able to mitigate certain risks such as information technology breaches, data security breaches, product liability, errors and omissions, and marketing compliance.
We generate a portion of our new customers through our authorized dealer network. We rely on independent, third-party authorized dealers to implement mitigation plans for certain risks they may experience, including, but not limited to, information technology breaches, data security breaches, product liability, errors and omissions, and marketing compliance. If our authorized dealers experience any of these risks, or fail to implement mitigation plans for their risks, or if such implemented mitigation plans are inadequate or fail, we may be susceptible to business, legal, or reputational risks associated with our authorized dealers on which we rely to generate customers. Any interruption or permanent disruption in the generation of customer accounts or services provided by our authorized dealers could materially adversely affect our business, financial condition, results of operations, and cash flows.
We may pursue business opportunities that diverge from our current business model, which may materially adversely affect our business results.
We may pursue business opportunities that diverge from our current business model, including expanding our products or service offerings, investing in new and unproven technologies, adding customer acquisition channels, and forming new alliances with companies to market our services. We can provide no assurance that any such business opportunities will prove to be successful. Among other negative effects, our pursuit of such business opportunities could cause our cost of investment in new customers to grow at a faster rate than our recurring revenue and fees collected at the time of installation. In addition, any new business partner may not agree to the terms and conditions or limitations on liability that we typically impose upon third parties. Acquisitions in recent years have also significantly expanded our risk profile. We have acquired companies which provide cybersecurity services for business customers and as companies are under increasing attack by cybercriminals around the world, a breach by such cybercriminals of our customers’ systems or operations could result in claims and lawsuits against us and result in damage to our brand and reputation. We have also acquired several companies that sell and service fire and integrated security systems to business customers, which significantly expanded our commercial fire and security capabilities, reach, and customer base. In addition, as we expand our products and services to larger commercial installations, we may have customers who experience large commercial losses that result in claims and lawsuits against us and result in damage to our brand and reputation. In January 2020, we acquired Defenders, which was our largest authorized dealer in 2019. While this acquisition expands our direct go-to-market operations, we cannot be certain that we can maintain the level of new account generation through Defenders as was achieved through Defenders prior to the acquisition or that we can maintain as effective a third-party dealer model, having removed our largest dealer from this sales channel. We are also currently exploring the option of offering certain of our monitoring and cybersecurity services under non-ADT brands to international markets outside of the U.S. Additionally, any new alliances or customer acquisition channels could require developmental investments or have higher cost structures than our current arrangements, which could reduce operating margins and require more working capital. In the event that working capital requirements exceed operating cash flow, we could be required to draw on our revolving credit facility, or pursue other external financing, which may not be readily available. Any of these factors could materially adversely affect our business, financial condition, results of operations, and cash flows.
We continue to integrate our acquisitions, which may divert management’s attention from our ongoing operations. We may not achieve all of the anticipated benefits, synergies, or cost savings from our acquisitions.
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
The continued integration of operations, products, and personnel from our acquisitions will continue to require the attention of our management and place demands on other internal resources. The diversion of management’s attention, and any difficulties encountered in the transition and integration process, could materially adversely affect our business, financial condition, results of operations and cash flows. In addition, the overall continued integration of our acquired businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, and loss of customer relationships. The difficulties of combining the operations of the companies may generally include, among others:
•difficulties in achieving anticipated cost savings, synergies, business opportunities, and growth prospects from the combination;
•difficulties in the integration of operations and systems;

•difficulties in replacing numerous systems, including those involving management information, purchasing, accounting and finance, sales, billing, employee benefits, payroll, data privacy, physical security, cyber security, and regulatory compliance, many of which may be dissimilar;
•conforming standards, controls, procedures, accounting and other policies, equipment ownership models, business cultures, and compensation structures;
•difficulties in establishing a SOX compliant control environment across all companies;
•difficulties which may arise from matters not revealed or understood in the pre-acquisition diligence process such as external and internal threats and vulnerabilities in systems, websites or products and other cyber-related concerns, theft of data or other assets of the acquired company, legacy claims in tax, litigation or otherwise of the acquired company;
•difficulties in the assimilation of employees, including possible culture conflicts and different opinions on technical decisions and product roadmaps;
•difficulties in managing the expanded operations of a significantly larger and more complex company;
•challenges in keeping existing customers and obtaining new customers;
•challenges in gaining acceptance of the acquisition within the investment community;
•challenges in attracting and retaining key personnel, particularly with acquired businesses having rates of employee attrition that are significantly higher than our own;
•challenges in ensuring the sales practices of acquired businesses conform to the regulatory environment within which we operate, including, among others, with respect to marketing and sales practices;
•coordinating a geographically dispersed organization; and
•challenges with ensuring that environmental, social and governance or corporate social responsibility policies of acquired companies are in compliance with ADT’s policies and practices.
In addition, we continue to integrate the financial reporting systems and processes of various companies we have acquired. Successfully implementing our business plan and complying with the Sarbanes-Oxley Act and other regulations requires us to be able to prepare timely and accurate consolidated financial statements. Any delay in this implementation of, or disruption in, the transition to new or enhanced systems, procedures, or controls, may cause us to present restatements or cause our operations to suffer, and we may be unable to conclude that our internal controls over financial reporting are effective and to obtain an unqualified report on internal controls from our independent registered public accounting firm.
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
Our customer generation strategies through third parties, including our authorized dealer and affinity marketing programs, and our use of celebrities and social media influencers, and the competitive market for customer accounts may expose us to risk and affect our future profitability.
An element of our business strategy is the generation of new customer accounts through third parties, including our authorized dealers, which authorized dealers accounted for approximately one-fourth of our new customer accounts for 2020. Our future operating results will depend in large part on our ability to continue to manage this business generation strategy effectively. We currently generate accounts through hundreds of independent third parties, including authorized dealers, and a significant portion of our accounts originate from a smaller number of such third parties. We experience loss of third-party sales partnerships, including authorized dealers from our authorized dealer program, due to various factors, such as dealers and third parties becoming inactive or discontinuing their electronic security business, non-renewal of our dealer and sales generation contracts, and competition from other alarm monitoring companies. If we experience a loss of authorized dealers or third-party sellers representing a significant portion of our customer account generation, or if we are unable to replace or recruit authorized dealers, other third-party sellers, or alternate distribution channel partners in accordance with our business strategy, our business, financial condition, results of operations, and cash flows could be materially adversely affected.
In addition, we are subject to reputational risks that may arise from the actions of our dealers and their employees, independent contractors, and other agents that are wholly or partially beyond our control, such as violations of our marketing policies and procedures as well as any failure to comply with applicable laws and regulations. If our dealers engage in marketing practices that are not in compliance with local laws and regulations, we may be in breach of such laws and regulations, which may result in regulatory proceedings and potential penalties that could materially impact our business, financial condition, results of operations and cash flows. In addition, unauthorized activities in connection with sales efforts by employees, independent contractors, and other agents or our dealers, including calling consumers in violation of the Telephone Consumer Protection Act and predatory door-to-door sales tactics and fraudulent misrepresentations, could subject us to governmental investigations and class action lawsuits for, among others, false advertising and deceptive trade practice damage claims, against which we will be required to defend. Such defense efforts will be costly and time-consuming, and there can be no assurance that such defense efforts will be successful, all of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
The successful promotion of our brands also depends on the effectiveness of our marketing efforts and on our ability to offer member discounts and special offers for our products and services to our partners. We have actively pursued affinity marketing programs, which provide members of participating organizations with special offers on our products and services. The organizations with which we have affinity marketing programs typically closely monitor their relationships with us, as well as their members’ satisfaction with our products and services. These organizations may require us to pay higher fees to them, decrease our pricing for their members, introduce additional competitive options, or otherwise alter the terms of our participation in their marketing programs in ways that are unfavorable to us. These organizations may also terminate their relationships with us if we fail to meet contract service levels and/ or member satisfaction standards, among other things. If any of our affinity or marketing relationships is terminated or altered in an unfavorable manner, we may lose a source of sales leads, and our business, financial condition, results of operations, and cash flows could be materially adversely affected.
We also rely on marketing by social media influencers and celebrity spokespersons that represent the ADT brand to generate new customers. The promotion of our brand, products and services by social media influencers and celebrities is subject to FTC regulations, including the requirement to disclose any compensatory arrangements between ADT and the influencer in any reviews or public statements by the influencer about ADT or our products and services. These social media influencers and celebrities, with whom we maintain relationships, could also engage in activities or behaviors or use their platforms to communicate directly with our customers in a manner that violates applicable regulations or reflects poorly on our brand and may be attributed to us or otherwise adversely affect us, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. In connection with the promotion of ADT’s brand by influences and celebrities, ADT is also subject to an FTC consent decree from 2014 which requires adherence to a robust internal compliance process. Any failure to adhere to such compliance process could result in financial penalties.
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
The purchase price we pay for customer accounts is affected by the recurring revenue historically generated by such accounts, as well as several other factors, including the level of competition, our prior experience with accounts purchased in bulk from specific sellers, the geographic location of accounts, the number of accounts purchased, the customers’ credit scores, and the type of security or automation equipment or platform used by the customers. In purchasing accounts, we have relied on management’s knowledge of the industry, due diligence procedures, and representations and warranties of bulk account sellers. We can provide no assurance that in all instances the representations and warranties made by bulk account sellers are true and complete or, if the representations and warranties are inaccurate, that we will be able to recover damages from bulk account sellers in an amount sufficient to fully compensate us for any resulting losses. In addition, we may need to incorporate and maintain specialized equipment and knowledge in order to service customer accounts purchased, or pay to upgrade such customers to ADT equipment. If any of these risks materialize, our business, financial condition, results of operations, and cash flows could be materially adversely affected.
If we are unable to recruit and retain key personnel, our ability to manage our business could be materially and adversely affected.
Our success will depend in part upon the continued services of key talent, including, our management team, sales representatives, installation and service technicians and call center talent. Our ability to recruit and retain key talent for management, sales, technician and call center positions could be impacted adversely by the competitive labor environment and require us to pay wages and incur other costs in excess of our planned expenditure. In addition, we may acquire businesses from time to time that have rates of employee attrition significantly higher than our own and we may experience difficulty or delay in hiring to fill positions at these higher rates or in bringing the employee attrition rate of such acquired businesses to a level consistent with our own. The loss, incapacity, or unavailability for any reason of key members of our management team, higher than expected payroll and other costs associated with the hiring and retention of key talent and the inability or delay in hiring new key employees, such as, sales, technician and call center personnel, could materially adversely affect our ability to manage our business and our future operational and financial results.
The loss of or changes to our senior management could disrupt our business.
Our senior management is important to the success of our business and there is significant competition for executive talent with experience in the security and home automation industry. As a result, we may not be able to retain our existing senior management. Our future success will partly depend on our Chief Executive Officer, Mr. James D. DeVries’ ability, along with the ability of other senior management and key employees, to effectively implement our business strategies. In addition, we may not be able to fill new positions or vacancies created by expansion or turnover. The loss of any member of our senior management team or changes in strategy or execution as a result of their replacement (either from inside or outside our existing management team) could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Adverse developments in our relationship with our employees could materially and adversely affect our business, results of operations, and financial condition.
As of December 31, 2020, approximately 1,490 of our employees at various sites, or approximately 7% of our total workforce, were represented by unions and covered by collective bargaining agreements. We are currently a party to approximately 28 collective bargaining agreements. Almost one-third of these agreements are up for renewal in any given year. We cannot predict the outcome of negotiations of the collective bargaining agreements covering our employees. If we are unable to reach new agreements or renew existing agreements, employees subject to collective bargaining agreements may engage in strikes, work slowdowns, or other labor actions, which could materially disrupt our ability to provide services. New labor agreements or the renewal of existing agreements may impose significant new costs on us, which could materially adversely affect our business, financial condition, results of operations and cash flows in the future.
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
Risks Related to Regulations and Litigation
If we fail to comply with constantly evolving laws, regulations, and industry standards addressing information and technology networks, privacy, and data security, we could face substantial penalties, liability, and reputational harm, and our business, operations, and financial condition could be materially adversely affected.
Along with our own confidential data and information retained in the normal course of our business, we or our partners collect and retain significant volumes of third party data, some of which is subject to certain laws and regulations. Our ability to analyze this data to present the subscriber with an improved user experience is a valuable component of our services, but we cannot ensure you that the data we require will be available from these sources in the future or that the cost of such data will not increase. If the data that we require is not available to us on commercially reasonable terms or at all, we may not be able to provide certain parts of our current or planned products and services, and our business, financial condition, results of operations and cash flows could be materially adversely affected.

In addition, we may also collect and retain other sensitive types of data, including, among other things, audio recordings of telephone calls and video images of customer sites. We must comply with applicable federal and state laws and regulations governing the collection, retention, processing, storage, disclosure, access, use, security, and privacy of such information in addition to our own posted information security and privacy policies and applicable industry standards, such as the Payment Card Industry Data Security Standards. The legal, regulatory, and contractual environment surrounding the foregoing continues to evolve, and there has been an increasing amount of focus on privacy and data security issues with the potential to affect our business. These privacy and data security laws, regulations, and standards, as well as contractual requirements, could increase our cost of doing business, and failure to comply with these laws, regulations, standards, and contractual requirements could result in government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity. In the event of a breach of personal information that we hold or that is held by third parties on our behalf, we may be subject to governmental fines, individual and class action claims, remediation expenses, and/or harm to our reputation. In 2020, we disclosed that a Company technician had secured unauthorized personal access to certain customers’ in-home security systems, resulting in legal claims against us, which have and may continue to arise either as individual claims or as class actions. We could incur significant legal costs in defending existing or new claims or in the ultimate resolution of such claims, and we may suffer reputational harm and damage to our brand as a result of such claims or any related publicity. Further, if we fail to comply with applicable privacy and security laws, regulations, policies, and standards; properly protect the integrity and security of our facilities and systems and the data located within them; or defend against cybersecurity attacks; or if our third-party service providers, partners, or vendors fail to do any of the foregoing with respect to data and information assessed, used, stored, or collected on our behalf; or if we fail to successfully defend against any matters that may arise as a result of the rogue conduct of the technician as described above or should we fail to prevent future rogue actors from undertaking similar actions, our business, reputation, financial condition, results of operations, and cash flows could be materially adversely affected.
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
The California Consumer Privacy Act (“CCPA”), which became effective in 2020, gives California residents certain rights in relation to their personal information, requires that companies take certain actions, and applies to activities regarding personal information that is collected by us, directly or indirectly, from California residents. The CCPA creates and may continue to create, as its interpretation and enforcement evolves, a range of new compliance obligations, which could cause us to change our business practices, with the possibility for significant financial penalties for noncompliance that may materially adversely affect our business, reputation, financial condition, results of operations, and cash flows. In addition, in November of 2020, California voters passed Proposition 24, also known as the California Privacy Rights Act, which will impose additional requirements on businesses with regard to the collection, use, and sharing of data beginning in 2023 and which could materially impact our business.
The General Data Protection Regulation (“GDPR”) applies to our activities regarding personal data of which we may come in to possession, directly or indirectly through vendors and subcontractors, from persons or businesses in the European Union. As interpretation and enforcement of the GDPR evolves, it will create a range of new compliance obligations, which could cause us to change our business practices, with the possibility for significant financial penalties for noncompliance. The European Commission in July 2016 and the Swiss Government in January 2017 approved the EU-U.S. and the Swiss-U.S. Privacy Shield frameworks, respectively, which are designed to allow U.S. companies that self-certify to the U.S. Department of Commerce and publicly commit to comply with the Privacy Shield requirements to freely import personal data from the EU and Switzerland. However, these frameworks face a number of legal challenges and their validity remains subject to legal, regulatory, and political developments in both Europe and the U.S. This has resulted in some uncertainty, and compliance obligations could cause us to incur costs or require us to change our business practices in a manner adverse to our business and failure to comply could result in significant penalties that may materially adversely affect our business, reputation, financial condition, results of operations, and cash flows.

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
We may be subject to claims of intellectual property infringement by third parties. In particular, as our services have expanded, we have become subject to claims alleging infringement of intellectual property, including litigation brought by special purpose or so-called “non-practicing” entities that focus solely on extracting royalties and settlements by alleging infringement and threatening enforcement of patent rights. These companies typically have little or no business or operations, and there are few effective deterrents available to prevent such companies from filing patent infringement lawsuits against us. Our exposure to intellectual property infringement claims may increase as we continue to build our new proprietary platform announced in November 2020 or expand upon our existing intellectual property in the future. In addition, we rely on licenses and other arrangements with third parties covering intellectual property related to many of the products and services that we market. Notwithstanding these arrangements, we could be at risk for infringement claims from third parties. Additionally, while we are party to a patent agreement with Tyco, which generally includes a covenant by Tyco not to bring an action against us alleging that the manufacture, use, or sale of any products or services in existence as of the date of our separation from Tyco infringes any patents owned or controlled by Tyco and used by us on or prior to such date, such agreement does not protect us from infringement claims for future product or service expansions. In general, if a court determines that one or more of our services infringes on intellectual property rights owned by others, we may be required to cease marketing those services, to obtain licenses from the holders of the intellectual property at a material cost or on unfavorable terms, or to take other potentially costly or burdensome actions to avoid infringing third-party intellectual property rights. The litigation process is costly and subject to inherent uncertainties, and we may not prevail in litigation matters regardless of the merits of our position. Intellectual property lawsuits or claims may become extremely disruptive if the plaintiffs succeed in blocking the trade of our products and services and may have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We may be subject to class actions and other lawsuits which may harm our business and results of operations.
We have and we may continue to be subject to class action litigation involving alleged violations of privacy, consumer protection laws, employment laws or other matters. In addition, we have previously been subject to securities class actions relating to our IPO and we may in the future be subject to additional securities litigation in connection with our IPO, in connection with issues arising subsequent to the IPO or in connection with issues that may have arisen prior to the acquisition of what was then The ADT Corporation. This type of litigation may be lengthy and may result in substantial costs and a diversion of management’s attention and resources. Results cannot be predicted with certainty and an adverse outcome in such litigation could result in monetary damages or injunctive relief that could materially adversely affect our business, financial condition, results of operations and cash flows.
In addition, we are currently and may in the future become subject to legal proceedings and commercial or contractual disputes other than class actions. These are typically claims that arise in the normal course of business including, without limitation, commercial or contractual disputes with our suppliers, intellectual property matters, third-party liability matters, which may include product liability claims, automobile negligence claims and property/casualty claims, and employment law matters. There is a possibility that such claims may have a material adverse effect on our business, financial condition, results of operations and cash flows that is greater than we anticipate and/or negatively affect our reputation.

Increasing government regulation of telemarketing, email marketing, door-to-door sales, and other marketing methods may increase our costs and restrict the operation and growth of our business.
We rely on telemarketing, email marketing, door-to-door sales, and other marketing channels, including social media conducted internally and through third parties to generate a substantial number of leads for our business, all of which is subject to federal, state and local regulation. Telemarketing and email marketing activities are subject to an increasing amount of regulation in the U.S. Regulations have been issued by the FTC and the FCC that place restrictions on unsolicited telephone calls to residential and wireless telephone subscribers, whether direct dial or by means of automatic telephone dialing systems, prerecorded, or artificial voice messages and telephone fax machines, and require us to maintain a “do not call” list and to train our personnel to comply with these restrictions. The FTC regulates sales practices generally and email marketing and telemarketing specifically, including through their consent decree on ADT that regulates our use of social media influencers and celebrities, and has broad authority to prohibit a variety of advertising or marketing practices that may constitute “unfair or deceptive acts or practices.” Most of the statutes and regulations in the U.S. applicable to telemarketing and email marketing allow a private right of action for the recovery of damages or provide for enforcement by the FTC and FCC, state attorneys general, or state agencies permitting the recovery of significant civil or criminal penalties, costs and attorneys’ fees if regulations are violated. We strive to comply with all such applicable regulations, but can provide no assurance that we, our authorized dealers or third parties that we rely on for telemarketing, email marketing, and other lead generation activities will be in compliance with all applicable regulations at all times. Although our contractual arrangements with our authorized dealers, affinity marketing partners, and other third parties generally require them to comply with all such regulations and to indemnify us for damages arising from their failure to do so, we can provide no assurance that the FTC and FCC, private litigants, or others will not attempt to hold us responsible for any unlawful acts conducted by our authorized dealers, affinity marketing partners and other third parties or that we could successfully enforce or collect upon any indemnities. Additionally, certain FCC rulings and FTC enforcement actions may support the legal position that we may be held vicariously liable for the actions of third parties, including any telemarketing violations by our independent, third-party authorized dealers that are performed without our authorization or that are otherwise prohibited by our policies. The FCC and FTC have relied on certain actions to support the notion of vicarious liability, including, but not limited to, the use of our brand or trademark, the authorization or approval of telemarketing scripts, or the sharing of consumer prospect lists. Changes in such regulations or the interpretation thereof that further restrict such activities could result in a material reduction in the number of leads for our business and could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Our business operates in a regulated industry.
Our operations and employees are subject to various federal, state, and local laws and regulations in such areas as consumer protection, occupational licensing, environmental protection (including climate change regulations), labor and employment, tax, and other laws and regulations. Most states in which we operate have licensing laws directed specifically toward the sale, installation, monitoring and maintenance of fire and security devices. Our business relies heavily upon the use of both wireline and wireless telecommunications to communicate signals, and telecommunications companies are regulated by federal, state, and local governments.
Increased public awareness and concern regarding global climate change may result in more international, regional and/or federal or other requirements or expectations that could mandate more restrictive or expansive standards than existing regulations. There continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty. If environmental laws or regulations are either changed or adopted and impose significant operational restrictions and compliance requirements upon our business or products, our business, financial condition, results of operations, and cash flows could be materially adversely affected.
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
We must also comply with numerous federal, state, and local laws and regulations that govern matters relating to our interactions with residential customers, including those pertaining to privacy and data security, consumer financial and credit transactions, home improvement contracts, warranties, and door-to-door solicitation. These laws and regulations are dynamic and subject to potentially differing interpretations, and various federal, state, and local legislative and regulatory bodies may initiate investigations, expand current laws or regulations, or enact new laws and regulations, regarding these matters. As we expand our product and service offerings and enter into new jurisdictions, we may be subject to more expansive regulation and oversight. For example, as a result of internal growth and through our acquisition of various commercial businesses, we are expanding commercial offerings and exploring markets outside of the U.S, and we will need to identify and comply with laws and regulations that apply to such services and our operations generally in the relevant jurisdictions. In addition, any financing or lending activity will subject us to various rules and regulations, such as the U.S. federal Truth in Lending Act and analogous state legislation. Also, as we continue to expand our sales to government entities, we will be subject to additional contracting regulations, disclosure obligations, and various civil and criminal penalties, among other things, in a significant manner that we are not subject to today.
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
In the absence of net neutrality or similar regulation, certain providers of Internet access may block our services or charge their customers more for using our services, or government regulations relating to the Internet could change, which could materially adversely affect our revenue and growth.
Our interactive and home automation services are primarily accessed through the Internet and our security monitoring services, including those utilizing video streaming, are increasingly delivered using Internet technologies. Users who access our services through mobile devices, such as smart phones, laptops, and tablet computers must have a high-speed Internet connection, such as broadband, 3G, CDMA, 4G/LTE, or 5G, to use our services. Currently, this access is provided by telecommunications companies and Internet access service providers that have significant and increasing market power in the broadband and Internet access marketplace. In the absence of government regulation, these providers could take measures that affect their customers’ ability to use our products and services, such as degrading the quality of the data packets we transmit over their lines, giving our packets low priority, giving other packets higher priority than ours, blocking our packets entirely, or attempting to charge their customers more for using our products and services. To the extent that Internet service providers implement usage-based pricing, including meaningful bandwidth caps, or otherwise try to monetize access to their networks, we could incur greater operating expenses and customer acquisition and retention could be negatively impacted, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Furthermore, to the extent network operators were to create tiers of Internet access service and either charge us for or prohibit our services from being available to our customers through these tiers, our business could be negatively impacted. Some of these providers also offer products and services that directly compete with our own offerings, which could potentially give them a competitive advantage. In addition, the FCC recently rolled back net neutrality protections in the U.S. as described below and most other countries have not adopted formal net neutrality or open Internet rules.
On February 26, 2015, the FCC reclassified broadband Internet access services in the U.S. as a telecommunications service subject to some elements of common carrier regulation, including the obligation to provide service on just and reasonable terms, and adopted specific net neutrality rules prohibiting the blocking, throttling, or “paid prioritization” of content or services. However, in December 2017, the FCC re-classified broadband Internet access service as an unregulated information service and repealed the specific rules against blocking, throttling, or “paid prioritization” of content or services. It retained a rule requiring Internet service providers to disclose their practices to consumers, entrepreneurs and the FCC. A number of parties appealed this order, and on October 1, 2019, the US Court of Appeals for the DC Circuit upheld a portion of the FCC’s 2017 ruling, while invalidating the portion that preempted states and local governments from enacting their own net neutrality rules. On December 13, 2019, the plaintiffs asked the full DC Circuit to rehear their case. The petition was denied on February 6, 2020. It is possible Congress may adopt legislation establishing clear net neutrality requirements at some point, or the FCC under the Biden Administration could reverse the current FCC’s Restoring Internet Freedom Order. The elimination of net neutrality rules and any changes to the rules could affect the market for broadband Internet access service in a way that impacts our business and could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We are exposed to greater risks of liability for employee acts or omissions or system failures than may be inherent in other businesses.
If a customer or third-party believes that it has suffered harm to person or property due to an actual or alleged act or omission of one of our authorized dealers, independent contractors, employees or other agents, or due to a security or interactive system failure, they (or their insurers) may pursue legal action against us, and the cost of defending the legal action and of any judgment against us could be substantial. In particular, because our products and services are intended to help protect lives and real and personal property, we may have greater exposure to litigation risks than businesses that provide other commercial, consumer, and small business products and services. Our standard customer contracts contain a series of risk-mitigation provisions that serve to limit our liability and/or limit a claimant’s ability to pursue legal action. However, in the event of litigation with respect to such matters, it is possible that these risk-mitigation provisions may be deemed not applicable or unenforceable and, regardless of the ultimate outcome, we may incur significant costs of defense that could materially adversely affect our business, financial condition, results of operations, and cash flows, and there can be no assurance that any such defense efforts will be successful.
We may be required to make indemnification payments relating to the sale of our Canadian business to Telus Corporation.
In connection with the sale of ADT Canada, we entered into an agreement with TELUS which provides that we are liable for all taxes of the Canadian business for all pre-closing tax periods. We are liable to indemnify TELUS for any tax liabilities assessed by the Canadian tax authorities in the future that are related to pre-closing tax years. We have no assurance that adjustments that would affect our pre-disposition tax liabilities will not be proposed by the tax authorities, as there is a potential for adverse determinations to be made on tax years that remain subject to audit. Our agreement with TELUS provides that we manage all tax audits relating to the pre-closing tax years. As of December 31, 2020, ADT Canada has resolved all income tax audits through the 2015 tax year.
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
In order to meet our evolving customer needs, we rely on third-party independent contractors in addition to our existing workforce to perform certain tasks including installation and service of our customer alarm systems. From time to time, we are involved in lawsuits and claims that assert that certain independent contractors should be treated as our employees. The state of the law regarding independent contractor status varies from state to state and is subject to change based on court decisions, legislation, and regulation. For example, on April 30, 2018, the California Supreme Court adopted a new standard, the “ABC” test, for determining whether a company “employs” or is the “employer” for purposes of the California Wage Orders in its decision in the Dynamex Operations West, Inc. v. Superior Court case. The California legislature adopted this standard as the test not only for purposes of the California Wage Order, but also for all provisions of the California Labor Code and Unemployment Insurance Code. The “ABC” test alters the analysis of whether an individual, who is classified by a hiring entity as an independent contractor in California, has been properly classified as an independent contractor. Under the new test, an individual is considered an employee unless the hiring entity establishes three criteria: (i) the worker is free from the control and direction of the hirer in connection with the performance of the work, both under the contract for the performance of such work and in fact; (ii) the worker performs work that is outside the usual course of the hiring entity’s business; and (iii) the worker is customarily engaged in an independently established trade, occupation, or business of the same nature as the work performed for the hiring entity.
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
New tariffs imposed on imports from China, where certain components included in our end-user equipment are manufactured, and any counter-measures taken in response to such new tariffs, may harm our business and results of operations. In 2018 and 2019, the U.S. federal government imposed tariffs on certain alarm equipment components manufactured in China, and on other categories of electronic equipment manufactured in China that we install in our customers’ premises, such as batteries and thermostats. Certain of these tariffs are as high as 25% and such tariffs have increased our costs for such equipment as a result of some or all of such new tariffs being passed on to us by the sellers of such equipment. If any or all of the costs of these tariffs continue to be passed on to us by the sellers of our end-user equipment, we may be required to raise our prices, which could result in the loss of customers and harm our business and results of operations. Alternatively, we may seek to find new sources of end-user products, which may result in higher costs and disruption to our business. In addition, the U.S. federal government’s 2018 National Defense Authorization Act imposed a ban on the use of certain surveillance, telecommunications, and other equipment manufactured by certain of our suppliers based in China, to help protect critical infrastructure and other sites deemed to be sensitive for national security purposes in the U.S. This federal government ban implemented in August 2019, and the ban on use of certain covered equipment by federal contractors implemented in August 2020, has required us to find new sources of end-user products, which may result in higher costs and disruption to our business. In addition to the current tariffs, it is possible further tariffs will be imposed on imports of equipment that we install in end-user premises, or that our business will be impacted by retaliatory trade measures taken by China or other countries, causing us to raise our prices or make changes to our business, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Risks Related to Macroeconomic and Related Factors
General economic conditions can affect our business, and we are susceptible to changes in the business economy, in the housing market, and in business and consumer discretionary income, which may inhibit our ability to grow our customer base and impact our results of operations.
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
The demand for our products and services is also dependent, in part, on national, regional, and local economic conditions, as well as our customers’ level of discretionary income. When our customers’ disposable income available for discretionary spending is reduced (such as by higher housing, energy, interest, operating or other costs, or where the actual or perceived wealth of customers has decreased as a result of circumstances such as lower real estate values, increased foreclosure rates, inflation, increased tax rates, or other economic disruptions), we could experience increased attrition rates and reduced customer demand. Where levels of business activity decline, the commercial fire and security business could experience increased attrition rates and reduced demand. No assurance can be given that we will be able to continue acquiring quality customers or that we will not experience higher attrition rates. Our long-term revenue growth rate primarily depends on installations and new contracts exceeding disconnects. If customer disconnects and defaults increase, our business, financial condition, results of operations, and cash flows could be materially adversely affected.
We are subject to credit risk and other risks associated with our subscribers and dealers.
A substantial part of our revenue is derived from the recurring monthly revenue due from subscribers under alarm monitoring contracts. Therefore, we are dependent on the ability and willingness of subscribers to pay amounts due under the alarm monitoring contracts on a monthly basis in a timely manner. Although subscribers are contractually obligated to pay amounts due under an alarm monitoring contract and are generally contractually obligated to pay early cancellation fees if they prematurely cancel the alarm monitoring contract during the initial term of the alarm monitoring contract (typically between two and five years), subscribers’ payment obligations are unsecured, which could impair our ability to collect any unpaid amounts from our subscribers. To the extent payment defaults by subscribers under the alarm monitoring contracts are greater than anticipated, our business, financial condition, results of operations and cash flows could be materially adversely affected.
We have introduced and will continue to explore different commercial terms for our products and services, such as increasing or otherwise changing the amount of up-front payments, providing different financing options, such as retail installment contracts for the amount of up-front payments associated with our transactions, or offering longer or shorter contract term options. These options could increase the credit risks associated with our subscribers, and the introduction of, or transition to, different options could result in quarterly revenue and expense fluctuations that are significantly greater than our historic patterns. While we intend to manage such credit risk by evaluating the credit quality of customers eligible for our financing options and non-standard term lengths, our efforts to mitigate risk may not be sufficient to prevent an adverse effect on our business, financial condition, results of operations and cash flows.
Some of these customer financing options may be supported by financing arrangements with third parties. During March 2020, we entered into an uncommitted receivables securitization financing agreement (the “Receivables Facility”). Under the terms of the Receivables Facility, we may receive up to $200 million of financing secured by retail installment contract receivables. Third-party financing arrangements such as the Receivables Facility may impose or result in limitations on the products and services we offer customers that are financed under such arrangements, may adversely affect our relationships with customers, and may subject us to risk with respect to our ability to generate current levels of cash flow should, for example, the Receivables Facility be terminated, any of which in turn could have an adverse effect on our business, financial condition, results of operations and cash flows.
Offering more commercial term and financing options, and transitions between such options, may introduce operational complexity, require the devotion of resources that could otherwise be deployed elsewhere, and may increase market valuation risks due to differences in the financial treatment of different offerings. Such increased offerings or transitions between different offerings or equipment ownership models could also result in customer confusion or dissatisfaction, limit or remove our ability to offer “free device” promotions or other customer satisfaction programs, and may provide competitors with the opportunity to target our existing and potential clients by offering such “free device” or other promotions that we may be unable to offer under our own programs. Any of the foregoing could adversely affect our business, financial condition, results of operations and cash flows.
Under the standard alarm monitoring contract acquisition agreements that we enter into with our dealers, if a subscriber terminates his or her service with us during the first thirteen months after we have acquired the alarm monitoring contract, the dealer is typically required to substitute with a compatible alarm monitoring contract or compensate us in an amount based on the original acquisition cost of the terminating alarm monitoring contract. We are subject to the risk that dealers will breach these obligations. Although we generally withhold specified amounts from the acquisition cost paid to dealers for alarm monitoring contracts (“holdback”), which may be used to satisfy or offset these and other applicable dealer obligations under the alarm monitoring contract acquisition agreements, there can be no guarantee that these amounts will be sufficient to satisfy or offset the full extent of the default by a dealer of its obligations under its agreement. If the holdback proves insufficient to cover dealer obligations, we are also subject to the credit risk that the dealers may not have sufficient funds to compensate us or that any such dealer will otherwise breach its obligation to compensate us for a terminating alarm monitoring contract. To the extent defaults by dealers of the obligations under their agreements are greater than anticipated, our business, financial condition, results of operations and cash flows could be materially adversely affected.
Goodwill and other identifiable intangible assets represent a significant portion of our total assets, and we may never realize the full value of our intangible assets.
As of December 31, 2020, we had approximately $11 billion of goodwill and other identifiable intangible assets. We review such assets for impairment at least annually. Impairment may result from, among other things, deterioration in performance; adverse market conditions; adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products and services we offer; challenges to the validity of certain registered intellectual property; reduced sales of certain products or services incorporating registered intellectual property; increased attrition; and a variety of other factors. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of goodwill or other identifiable intangible assets could have a material adverse effect on our financial condition and results of operations.
We have significant deferred tax assets, and any impairments of or valuation allowances against these deferred tax assets in the future could materially adversely affect our results of operations, financial condition, and cash flows.
We are subject to income taxes in the U.S. and in Canada up to the time of sale of ADT Canada and for back years as per the sale agreement with respect to the sale of ADT Canada, and in various state, territorial, provincial, and local jurisdictions. The amount of income taxes we pay is subject to our interpretation and application of tax laws in jurisdictions in which we file. Changes in current or future laws or regulations, the imposition of new or changed tax laws or regulations, or new related interpretations by taxing authorities in the jurisdictions in which we file could materially adversely affect our financial condition, results of operations, and cash flows.
Our future consolidated federal and state income tax liability may be significantly reduced by tax credits and tax net operating loss (“NOL”) carryforwards available to us under the applicable tax codes. Certain of the entities we have acquired had material NOL carryforwards prior to our acquisition. Our ability to fully utilize these deferred tax assets, however, may be limited for various reasons, including whether projected future taxable income becomes insufficient to recognize the full benefit of our NOL carryforwards prior to their expirations. If a corporation experiences an “ownership change,” Sections 382 and 383 of the Internal Revenue Code (“IRC”) provide annual limitations with respect to the ability of a corporation to utilize its NOL (as well as certain built-in losses) and tax credit carryforwards against future U.S. taxable income. In general, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of the corporation by more than 50 percentage points over a three-year testing period.
The Formation Transactions and the ADT Acquisition resulted in an ownership change of each of the entities involved. Our ability to fully utilize the NOL carryforwards of those entities is subject to the limitations under Section 382 of the IRC. It is also possible that future changes in the direct or indirect ownership in our equity might result in additional ownership changes that may trigger the imposition of additional limitations under Section 382 of the IRC with respect to these tax attributes.
In addition, audits by the U.S. Internal Revenue Service (“IRS”) as well as state, territorial, provincial, and local tax authorities could reduce our tax attributes and/or subject us to tax liabilities if tax authorities make adverse determinations with respect to our NOL or tax credits carryforwards. Any future disallowance of some or all of our tax credits or NOL carryforwards as a result of legislative change could materially adversely affect our tax obligations. Any increase in taxation or limitation of benefits could have a material adverse effect on our financial condition, results of operations, or cash flows.
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

Risks Related to Our Indebtedness
Our substantial indebtedness, which we can significantly increase, could materially adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and prevent us from making debt service payments.
As of December 31, 2020, we had $9.7 billion face value of outstanding indebtedness, excluding finance leases.
During the year ended December 31, 2020, our cash flow used for debt service, excluding finance leases and including interest rate swap contracts, totaled $575 million, which included scheduled quarterly principal payments on our debt of $23 million, payments on our Receivables Facility of $7 million, interest payments on our debt of $507 million, and $38 million related to payments on interest rate swap contracts that included an other-than-insignificant financing element at inception.
During the year ended December 31, 2020, our cash flows from operating activities totaled $1.4 billion, which included interest paid on our debt of $507 million. As such, our cash flows from operating activities before giving effect to the payment of interest amounted to $1.9 billion. Cash payments used to service our debt represented approximately 31% of our net cash flows from operating activities before giving effect to the payment of interest.
In addition, our cash flows included net repayments on our long-term borrowings of $387 million, payments on our finance leases of $28 million (excluding $3 million of interest payments on our finance leases), and payments on interest rate swap contracts that included an other-than-insignificant financing element at inception of $38 million, partially offset by net proceeds under the Receivables Facility of $76 million,
Our substantial indebtedness and the restrictive covenants under the agreements governing such indebtedness could:
•limit our ability to borrow money for our working capital, capital expenditures, debt service requirements, strategic initiatives, or other purposes;
•make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the agreements governing our indebtedness;
•require us to dedicate a substantial portion of our cash flow from operations to the repayment of our indebtedness, thereby reducing funds available to us for other purposes;
•limit our flexibility in planning for, or reacting to, changes in our operations or business;
•make us more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;
•make us more vulnerable to downturns in our business or the economy;
•restrict us from making strategic acquisitions, engaging in development activities, introducing new technologies, or exploiting business opportunities;
•cause us to make non-strategic divestitures;
•limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds or dispose of assets;
•expose us to the risk of increased interest rates, as certain of our borrowings are at variable rates of interest; or
•expose us to risk of refinancing periodically at increased interest rates for both fixed rates and variable rate borrowings.
We and our subsidiaries also may be able to incur substantially more indebtedness in the future. Although the terms of the agreements governing our indebtedness contain certain restrictions on our and our subsidiaries’ ability to incur additional indebtedness, these restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. Additionally, the covenants under any future debt instruments could allow us to incur a significant amount of additional indebtedness. The more leveraged we become, the more we, and in turn our security holders, will be exposed to certain risks described above.
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
Our ability to satisfy our debt obligations (including any payments of principal upon the maturity of such obligations) depends upon, among other things:
•our future financial and operating performance (including the realization of any cost savings described herein), which will be affected by prevailing economic, industry, and competitive conditions and financial, business, legislative, regulatory and other factors, many of which are beyond our control;
•our future ability to refinance or restructure our existing debt obligations, which depends on, among other things, the condition of the capital markets, our financial condition, and the terms of existing or future debt agreements; and
•our future ability to borrow under our revolving credit facility, the availability of which depends on, among other things, our complying with the covenants in the credit agreement governing such facility.
We can provide no assurance that our business will generate cash flow from operations, or that we will be able to draw under our revolving credit facility or otherwise, in an amount sufficient to fund our liquidity needs.
If our cash flows and capital resources are insufficient to service our indebtedness, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital, or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of existing or future debt agreements may restrict us from adopting some of these alternatives. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value or at all. Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due. Our shareholders, including our Sponsor and its affiliates, and Google, have no continuing obligation to provide us with debt or equity financing. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, could result in a material adverse effect on our business, financial condition and results of operations and could negatively impact our ability to satisfy our obligations under our indebtedness.
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
Our debt agreements contain, and any future indebtedness of ours would likely contain, a number of covenants that impose significant operating and financial restrictions on us, including restrictions on our and our subsidiaries’ ability to, among other things:
•incur additional debt, guarantee indebtedness, or issue certain preferred equity interests;
•pay dividends on or make distributions in respect of, or repurchase or redeem, our capital stock, or make other restricted payments;
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
We have pledged a significant portion of our assets as collateral under our debt agreements. If any of the holders of our indebtedness accelerate the repayment of such indebtedness upon an event of default, there can be no assurance that we will have sufficient assets to repay our indebtedness.
A failure to comply with the covenants under our debt agreements or any future indebtedness could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business, financial condition, and results of operations. In the event of any such default, the lenders thereunder:
•will not be required to lend any additional amounts to us;
•could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable; or
•could require us to apply all of our available cash to repay these borrowings.
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
Certain of our borrowings are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on certain of our variable-rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. In addition, in July 2017, the U.K. Financial Conduct Authority announced that it intends to no longer compel or persuade participating banks to submit London Interbank Offered Rate (“LIBOR”) quotations and would phase out LIBOR as a benchmark by the end of 2021. More recently, in November 2020, the ICE Benchmark Administration (“IBA”) announced a consultation on the extension of most tenors of USD LIBOR until June 30, 2023. The proposed extension would not apply to the rate’s other denominations - euro, sterling, Swiss franc and Japanese yen. The final announcement regarding the dates for cessation of all USD LIBOR tenors is not expected until early 2021, when IBA’s consultation period ends. However, U.S. banking regulators have made clear that USD LIBOR originations should end by no later than December 30, 2021, and that new LIBOR originations prior to that date must provide for an alternative reference rate or a hardwired fallback. In accordance with recommendations from the Alternative Reference Rates Committee (“ARRC”), USD LIBOR is expected to be replaced with the Secured Overnight Financing Rate (“SOFR”), a new index calculated on a daily basis by reference to short-term repurchase agreements for U.S. Treasury securities. Although there have been a few issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it is unknown whether SOFR or any of the other alternative reference rates will attain market acceptance as replacements for LIBOR. The International Swaps and Derivatives Association, Inc. recently announced fallback language for LIBOR-referencing derivatives contracts that provides for SOFR as the primary replacement rate in the event of a LIBOR cessation. There is currently no definitive successor reference rate to LIBOR and various industry organizations are still working to develop workable transition mechanisms. Such changes, reforms or replacements relating to LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives or other financial instruments or extensions of credit held by us. As such, LIBOR-related changes could affect our overall results of operations and financial condition.
We have interest rate swap contracts to hedge our interest rate exposure on our variable-rate debt. However, certain of our variable-rate debt instruments are subject to a 1.00% floor on interest payments while our interest rate swap contracts do not include a floor. If current LIBOR increases above 1.00%, the increase in our debt service obligations on most of our variable-rate indebtedness will be neutralized as we have entered into interest rate swaps that hedge any increase in current LIBOR above 1.00%. If current LIBOR is below 1.00%, even though the amount borrowed remains the same, our net income and cash flows, including cash available for servicing our indebtedness, will decrease by the impact of the difference between 1.00% and current LIBOR because certain of our variable-rate debt has an interest floor of 1.00% while the corresponding interest rate swap contracts do not have a LIBOR floor. Additionally, we may not maintain interest rate swaps with respect to all of our variable-rate indebtedness, and any such swaps may not fully mitigate our interest rate risk, may prove disadvantageous, or may create additional risks. As of December 31, 2020, any 0.125% decrease in LIBOR below 1.0% would result in an increase of approximately $4 million in annualized interest expense on our variable-rate debt, including the impact of our interest rate swaps. In January 2021, we amended our variable-rate debt and reduced the floor from 1.00% to 0.75%.
Until a successor rate is more firmly determined, we cannot implement the transition away from LIBOR for our variable-rate indebtedness and interest rate swaps. As such, we are unable to predict the effect of any changes to LIBOR, the establishment and success of any alternative reference rates, or any other reforms to LIBOR or any replacement of LIBOR that may be enacted in the United States or elsewhere.
Risks Related to the Ownership of Our Common Stock
Our stock price may fluctuate significantly.
The market price of our common stock could vary significantly as a result of a number of factors, some of which are beyond our control. In the event of a drop in the market price of our common stock, you could lose a substantial part or all of your investment in our common stock. Among others, the following factors could affect our stock price:
•sales of our common stock by us or by our stockholders, including our controlling stockholder or Google, or the perception that such sales may occur;
•our operating and financial performance and prospects, including the success of our partnership with Google;
•quarterly variations in the rate of growth (if any) of our financial indicators, such as net income per share, net income and revenues;
•the public reaction to our press releases, our other public announcements and our filings with the SEC;
•strategic actions by our competitors;
•changes in operating performance and the stock market valuations of other companies;
•announcements related to litigation;
•our failure to meet revenue or earnings estimates made by research analysts or other investors;
•changes in revenue or earnings estimates, or changes in recommendations or withdrawal of research coverage, by equity research analysts;
•speculation in the press or investment community;
•changes in accounting principles, policies, guidance, interpretations, or standards;
•additions or departures of key management personnel;
•actions by our stockholders;
•general market conditions;
•domestic and international economic, legal, and regulatory factors unrelated to our performance;
•material weakness in our internal controls over financial reporting; and
•the realization of any risks described under this “Risk Factors” section, or other risks that may materialize in the future.

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
The number of outstanding shares of common stock includes shares beneficially owned by Apollo and certain of our employees that are “restricted securities,” as defined under Rule 144 under the Securities Act of 1933, as amended, (the “Securities Act”) (“Rule 144”), and eligible for sale in the public market subject to the requirements of Rule 144. All of the issued and outstanding shares of our common stock beneficially owned by Apollo and certain of our employees prior to the IPO are now eligible for sale, subject to the applicable volume, manner of sale, holding periods, and other limitations of Rule 144. In addition, each of Apollo, Google and certain other equity holders has certain rights to require us to register the sale of common stock they hold, including in connection with underwritten offerings. For example, in September 2020, Apollo and certain employees and other stockholders sold shares in a registered offering pursuant to a demand registration request from Apollo. Sales of significant amounts of stock in the public market or the perception that such sales may occur could adversely affect prevailing market prices of our common stock or make it more difficult for stockholders to sell their shares of common stock at a time and price that they deem appropriate.
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
Apollo controls a majority of the voting power of our outstanding voting stock, and as a result, we are a controlled company within the meaning of the NYSE corporate governance standards. Under the NYSE rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a controlled company and may elect not to comply with certain corporate governance requirements, including the requirements that:
•a majority of the board of directors consist of independent directors;
•the nominating and corporate governance committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;
•the compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•there be an annual performance evaluation of the nominating and corporate governance and compensation committees.

We intend to utilize these exemptions as long as we remain a controlled company. Accordingly, stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.
If we fail to establish and achieve an ESG program that is consistent with investor expectations, investors may not view us as an attractive investment which could have a negative effect on our stock price.
Investors are placing a greater emphasis on non-financial factors including ESG, when evaluating investment opportunities. If we are unable to provide sufficient disclosure about ESG practices, or if we fail to establish and achieve an ESG program that is consistent with investor expectations, investors may not view us as an attractive investment which could have a negative effect on our stock price. In addition, any failure to achieve metrics which we publicly disclose could materially adversely impact our stock price.
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
Provisions of our amended and restated certificate of incorporation and amended and restated bylaws may make it more difficult for, or prevent a third-party from, acquiring control of us without the approval of our board of directors. These provisions include:
•providing that our board of directors will be divided into three classes, with each class of directors serving staggered three-year terms;
•providing for the removal of directors only for cause and only upon the affirmative vote of the holders of at least 66 2/3% in voting power of all the then-outstanding shares of stock of the Company entitled to vote thereon, voting together as a single class, if less than 50.1% of our outstanding common stock is beneficially owned by funds affiliated with Apollo;
•empowering only the board to fill any vacancy on our board of directors (other than in respect of a director designated by the Sponsor), whether such vacancy occurs as a result of an increase in the number of directors or otherwise;
•authorizing the issuance of “blank check” preferred stock without any need for action by stockholders;
•prohibiting stockholders from acting by written consent if less than 50.1% of our outstanding common stock is beneficially owned by funds affiliated with Apollo;
•to the extent permitted by law, prohibiting stockholders from calling a special meeting of stockholders if less than 50.1% of our outstanding common stock is beneficially owned by funds affiliated with Apollo; and
•establishing advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.
Additionally, Section 203 of the Delaware General Corporation Law (“DGCL”) prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, unless the business combination is approved in a prescribed manner. An interested stockholder includes a person, individually or together with any other interested stockholder, who within the last three years has owned 15% of our voting stock. However, our amended and restated certificate of incorporation includes a provision that restricts us from engaging in any business combination with an interested stockholder for three years following the date that person becomes an interested stockholder. Such restrictions shall not apply to any business combination between our Sponsor and any affiliate thereof or their direct and indirect transferees, on the one hand, and us, on the other.
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
In addition, as long as funds affiliated with or managed by our Sponsor beneficially own a majority of our outstanding common stock, our Sponsor will be able to control all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, and certain corporate transactions. Together, these charter, bylaw and statutory provisions could make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our common stock. Furthermore, the existence of the foregoing provisions, as well as the significant common stock beneficially owned by funds affiliated with our Sponsor and its right to nominate a specified number of directors in certain circumstances, could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquisitions of the Company, thereby reducing the likelihood that holders of our common stock could receive a premium for their common stock in an acquisition.
Our amended and restated certificate of incorporation provides for exclusive forum provisions which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes.
Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Chancery Court of the State of Delaware is, to the fullest extent permitted by law, the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf; (b) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or stockholders; (c) any action asserting a claim arising pursuant to any provision of the DGCL or of our amended and restated certificate of incorporation or our amended and restated bylaws; or (d) any action asserting a claim against us or any of our directors or officers governed by the internal affairs doctrine. In addition, our amended and restated certificate of incorporation also provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. The exclusive forum provision in our amended and restated certificate of incorporation does not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. To the extent that any such claims may be based upon federal law claims, Section 27 of the Exchange Act creates federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of and, to the fullest extent permitted by law, to have consented to the provisions described in this paragraph. However, the enforceability of similar forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions unenforceable. Although we believe exclusive forum provisions benefit us by providing increased consistency in the application of applicable law, our exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Further, in the event a court finds the exclusive forum provision contained in the amended and restated certificate of incorporation to be unenforceable or inapplicable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition, results of operations and cash flows.
Our amended and restated certificate of incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities.
In connection with the ADT Acquisition, funds affiliated with or managed by Apollo and certain other investors in our indirect parent entities (“Co-Investors”) received certain rights, including the right to designate one person to serve as a director (such director, the “Co-Investor Designee”) as long as such Co-Investor’s ownership exceeds a specified threshold. As of the date of this Annual Report, one Co-Investor has the right to designate a Co-Investor Designee. Under the Stockholders Agreement, Ultimate Parent has the right, but not the obligation, to nominate the Co-Investor Designee to serve as members of our board of directors. Ultimate Parent’s right to nominate the Co-Investor Designee is in addition to Ultimate Parent’s right to nominate a specified percentage of the directors (“Apollo Designees”) based on the percentage of our outstanding common stock beneficially owned by the Sponsor.
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
Your investment in our common stock may be diluted by the future issuance of additional common stock or convertible securities in connection with our incentive plans, acquisitions or otherwise, which could adversely affect our stock price.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
As of December 31, 2020, we operated through a network of over 300 sales and service offices and three regional distribution centers, as well as 18 multi-use sales and customer and field support locations that house our nine U.L-listed monitoring centers and four national sales centers.
The majority of the properties described above are leased. We lease approximately 3 million square feet of space in the U.S., including approximately 140 thousand square feet of office space for our corporate headquarters located in Boca Raton, Florida. We lease these properties primarily under long-term operating leases with third parties. We also own approximately 500 thousand square feet of space in the U.S.
We continue to assess the impacts of the COVID-19 Pandemic on the suitability, adequacy, productive capacity, and utilization of our existing principal physical properties. During 2020, we implemented a temporary work from home strategy as a result of the COVID-19 Pandemic. The success of this initiative may provide us with an opportunity to transition some of our workforce to a more permanent work from home environment, including a portion of our monitoring and customer service employees in our call centers, which may result in changes to our physical property needs. Although a portion of our employees continue to work from home under our current temporary arrangement, we believe our properties are adequate and suitable for our business as presently conducted and are adequately maintained.
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
ITEM 4. MINE SAFETY DISCLOSURES.
Not Applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information for our Common Stock
We have two classes of common stock outstanding, Common Stock and Class B Common Stock.
In January 2018, we completed an IPO of 105,000,000 shares of Common Stock at an initial public offering price of $14.00 per share pursuant to a Registration Statement on Form S-1 (Registration No. 333-222233), which was declared effective by the SEC on January 18, 2018. Shares of Common Stock are listed on the NYSE under the symbol “ADT.” Prior to that time, there was no public market for shares of Common Stock.
In September 2020, we sold and issued 54,744,525 shares of Class B Common Stock at a price of $8.22 per share to Google in a private transaction pursuant to Section 4(a)(2) of the Securities Act. There is no established public trading market for shares of Class B Common Stock. Shares of Class B Common Stock are convertible on a share-for-share basis into shares of Common Stock at the option of the holder, subject to certain conditions.
Stockholders of Record
As of February 16, 2021, the number of stockholders of record of Common Stock and Class B Common Stock was 71 and one, respectively. This does not include the number of stockholders who hold our Common Stock through banks, brokers, and other financial institutions.
Stock Performance Graph
The following graph and table provide a comparison of the cumulative total stockholder return on our Common Stock from January 19, 2018 (first day of trading following the effective date of our IPO) through December 31, 2020 to the returns of the Standard & Poor's (“S&P”) 500 Index and the S&P North America Commercial & Professional Services Index, a peer group. The graph and table assume that $100 was invested on January 19, 2018 in each of our Common Stock, the S&P 500 Index, and the S&P North America Commercial & Professional Services Index and that any dividends were reinvested. The graph is not, and is not intended to be, indicative of future performance of our Common Stock.
Comparison of Cumulative Total Return for ADT Inc.,
the S&P 500 Index, and the S&P North America Commercial & Professional Services Index

	1/19/2018	6/30/2018	12/31/2018	6/30/2019	12/31/2019	6/30/2020	12/31/2020
ADT Inc.	$100.00	$70.40	$49.35	$50.82	$72.00	$73.42	$72.80
S&P 500 Index	$100.00	$97.58	$90.89	$107.74	$119.50	$115.81	$141.47
S&P North America Commercial & Professional Services Index	$100.00	$100.73	$94.87	$123.49	$131.83	$131.84	$162.69

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2020 with respect to shares of Common Stock issuable under our equity compensation plans. There are no shares of Class B Common Stock issuable under our equity compensation plans. All numbers in the following table are presented after giving effect to the 1.681-for-1 stock split of Common Stock that was effected on January 4, 2018. In addition, the exercise prices of outstanding stock options that were granted prior to December 23, 2019 were reduced by $0.70 in accordance with the provisions of both compensation plans as a result of the payment of a special dividend on December 23, 2019.

	Equity Compensation Plans
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders:
2016 Equity Incentive Plan(1)	3,299,036	$6.08	1,504,101
2018 Omnibus Incentive Plan(2)	52,880,752	$6.01	32,348,162

Equity compensation plans not approved by stockholders	—		—
Total	56,179,788		33,852,263
_________________
(1)The 2016 Equity Incentive Plan (the “2016 Plan”) provides for the award of stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”), and other equity and equity-based awards to our board of directors, officers, and non-officer employees. Amount shown in the column denoted by (a) includes 1,613,608 of shares of Common Stock that may be issued upon the exercise of service-based stock options and 1,685,428 of shares of Common Stock that may be issued upon the exercise of performance-based stock options. We do not expect to issue additional share-based compensation awards under the 2016 Plan.
(2)The 2018 Omnibus Incentive Plan (the “2018 Plan”) provides for the award of stock options, RSUs, RSAs, and other equity and equity-based awards to our board of directors, officers, and non-officer employees. Amount shown in the column denoted by (a) includes 26,969,889 of shares of Common Stock that may be issued upon the exercise of service-based stock options, 9,119,573 of shares of Common Stock that may be issued upon the exercise of performance-based stock options, 15,872,971 of shares of Common Stock that may be issued upon the vesting of service-based RSUs, 890,303 of shares of Common Stock that may be issued upon the vesting of performance-based RSUs, and 28,016 of shares of Common Stock that may become freely transferable upon the vesting of service-based RSAs. The weighted-average exercise price in column (b) is inclusive of the outstanding RSUs and RSAs, both of which can result in the issuance of shares for no consideration. Excluding the RSUs and RSAs, the weighted-average exercise price is equal to $8.81.
Recent Sales of Unregistered Equity Securities
As part of the consideration associated with the acquisition of Cell Bounce on November 24, 2020, we issued warrants to purchase up to an aggregate of 2 million shares of Common Stock with an exercise price of $7.77 per share and subject to vesting over a three year period upon the achievement of certain mutually agreed milestones. The warrants were issued in a private transaction to individuals and entities previously holding an ownership interest in an entity that we acquired in a private transaction in reliance on the exemption provided by Section 4(a)(2) of the Securities Act. If the warrants are fully exercised, we will receive aggregate proceeds of approximately $16 million.
There were no other sales of unregistered equity securities during the three months ended December 31, 2020.
Use of Proceeds from Registered Equity Securities
We did not receive any proceeds from sales of registered equity securities during the three months ended December 31, 2020.
Issuer Purchases of Equity Securities
On February 27, 2019, we approved a share repurchase program (the “Share Repurchase Program”), which authorized us to repurchase up to $150 million of our shares of Common Stock through February 27, 2021. We announced the Share Repurchase Program on March 11, 2019. On March 23, 2020, we approved an increase to $75 million, inclusive of the amount then remaining under the Share Repurchase Program, in the authorized repurchase amount and an extension of the Share Repurchase Program through March 23, 2021.
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
During the three months ended December 31, 2020, there were no repurchases of any shares of our Common Stock under the Share Repurchase Program. As of December 31, 2020, we had approximately $75 million remaining under the Share Repurchase Program.
ITEM 6. SELECTED FINANCIAL DATA.
The selected financial data presented in the table below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying consolidated financial statements and the related notes included elsewhere in this Annual Report. The selected Consolidated Balance Sheet data as of December 31, 2020 and 2019, and the related selected Consolidated Statement of Operations data for the years ended December 31, 2020, 2019, and 2018, have been derived from our audited consolidated financial statements included elsewhere in this Annual Report. The selected Consolidated Balance Sheet data as of December 31, 2018, 2017, and 2016, and the related selected Consolidated Statement of Operations data for the years ended December 31, 2017 and 2016 have been derived from our audited consolidated financial statements not included in this Annual Report.

	Years Ended December 31,
(in thousands, except per share data)	2020(a)(b)(c)	2019(d)(e)(f)	2018(g)(h)(i)	2017(j)(k)	2016(l)
Statement of operations data:
Total revenue	$5,314,787	$5,125,657	$4,581,673	$4,315,502	$2,949,766
Operating income (loss)	$40,640	$196,444	$277,840	$282,439	$(229,315)
Net (loss) income	$(632,193)	$(424,150)	$(609,155)	$342,627	$(536,587)

Net (loss) income per share - basic:
Common stock	$(0.82)	$(0.57)	$(0.81)	$0.53	$(0.84)
Class B common stock	$(0.72)	$—	$—	$—	$—

Weighted-average shares outstanding - basic:
Common stock(m)	760,483	747,238	747,710	641,074	640,725
Class B common stock	15,855	—	—	—	—

Net (loss) income per share - diluted:
Common stock	$(0.82)	$(0.57)	$(0.81)	$0.53	$(0.84)
Class B common stock	$(0.74)	$—	$—	$—	$—

Weighted-average shares outstanding - diluted:
Common stock(m)	760,483	747,238	747,710	641,074	640,725
Class B common stock	17,944	—	—	—	—

Dividends declared per share
Common stock	$0.14	$0.84	$0.14	$1.17	$—
Class B common stock	$0.07	$—	$—	$—	$—

Balance sheet data (at period end):
Cash and cash equivalents	$204,998	$48,736	$363,177	$122,899	$75,891
Total assets	$16,116,936	$16,083,652	$17,208,608	$17,014,820	$17,176,481
Total debt	$9,492,544	$9,692,275	$10,002,296	$10,169,186	$9,509,970
Mandatorily redeemable preferred securities(n)	$—	$—	$—	$682,449	$633,691
Total liabilities	$13,077,600	$12,899,283	$12,983,803	$13,581,708	$13,371,505
Total stockholders' equity	$3,039,336	$3,184,369	$4,224,805	$3,433,112	$3,804,976
________________
(a)During January 2020, we completed the Defenders Acquisition.
(b)During September 2020, we sold and issued 55 million shares of Class B Common Stock to Google for $450 million.
(c)During 2020, net loss included loss on extinguishment of debt of approximately $120 million due to various financing transactions throughout the year.
(d)During 2019, net loss included loss on extinguishment of debt of approximately $104 million due to various financing transactions throughout the year.
(e)During 2019, operating income and net loss included a loss on sale of business of $62 million and a goodwill impairment loss of $45 million related to the sale of ADT Canada during November 2019.
(f)During 2019, we paid a special dividend of $0.70 per share to common stockholders.
(g)During January 2018, we completed an IPO in which we received net proceeds of $1.4 billion, after deducting underwriting discounts, commissions, and offering expenses. The proceeds received from the IPO were used to reduce our debt and redeem the mandatorily redeemable preferred securities in full, which resulted in an aggregate loss on extinguishment of debt of $275 million. In addition, we modified certain share-based compensation awards as well as granted one-time awards in connection with the IPO, which represented approximately $116 million of share-based compensation expense during 2018.
(h)During 2018, operating income and net loss included a goodwill impairment loss of $88 million related to the Canada reporting unit.
(i)During December 2018, we completed the Red Hawk Acquisition.
(j)During 2017, net income included a beneficial impact associated with Tax Reform.
(k)During 2017, we paid a special dividend of $750 million to common stockholders.
(l)During May 2016, we completed the ADT Acquisition.
(m)The weighted-average share numbers are presented after giving effect to the 1.681-for-1 stock split of our common stock that was effected during January 2018, and have been adjusted retroactively for prior periods presented.
(n)During May 2016, we issued mandatorily redeemable preferred securities in connection with the ADT Acquisition. During July 2018, we redeemed the mandatorily redeemable preferred securities in full using the proceeds from our IPO and cash on hand.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
INTRODUCTION
The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report to enhance the understanding of our financial condition, changes in financial condition, and results of operations. The following discussion and analysis represents year-to-year comparisons between 2020 and 2019. Discussion and analysis of year-to-year comparisons between 2019 and 2018 are omitted from this Annual Report and are located in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 10, 2020.
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
OVERVIEW
We are a leading provider of security, automation, and smart home solutions serving consumer and business customers in the U.S. We offer many ways to help protect and connect customers by providing 24/7 professional monitoring services as well as delivering lifestyle-driven solutions through professionally installed DIFM, DIY, mobile, and digital-based offerings for residential, small business, and larger commercial customers.
Our baseline security and automation offerings involve the sale, installation, and monitoring of security and premises automation systems designed to detect intrusion; control access; sense movement, smoke, fire, carbon monoxide, flooding, temperature, and other environmental conditions and hazards; and address personal emergencies such as injuries, medical emergencies, or incapacitation. Upon the occurrence of certain initiating events, monitored security systems send event-specific signals to our monitoring centers. Our monitoring center personnel respond to alarms by relaying appropriate information to first responders, such as local police, fire departments, or medical emergency response centers; the customer; or others on the customer’s emergency contact list according to the type of service contract and customer preference. We continue to invest and innovate in our alarm verification technologies as well as partner with industry associations and various first responder agencies to help prioritize response events and enhance response policies. The breadth of our solutions allows us to meet a wide variety of customer needs.
The vast majority of our new customers enroll in our interactive and smart home solutions, which allow our customers to remotely monitor and manage their residential and commercial environments. Depending on the service plan and type of product installation, customers are able to remotely access information regarding the security of their residential or commercial environment, arm and disarm their security systems, adjust lighting or thermostat levels, monitor and react to defined events, or view real-time video from cameras covering different areas of their premises from web-enabled devices (such as smart phones, laptops, and tablet computers) and a customized web portal. Additionally, our interactive and smart home solutions enable customers to create customized and automated schedules for managing lights, thermostats, appliances, garage doors, cameras, and other connected devices. These systems can also be programmed to perform additional functions such as recording and viewing live video and sending text messages or other alerts based on triggering events or conditions.
As part of our innovative and dynamic emerging markets, we are extending the concept of security from the physical home or business to personal on-the-go security and safety with SoSecure, our mobile safety application, and other offerings. Customers’ increasingly mobile and active lifestyles have created new opportunities for us in the fast-growing market for self-monitored DIY products and mobile technology. Our technology also allows us to integrate with various third-party connected and wearable devices so that we can serve our customers whether they are at home or on-the-go. Additionally, we offer personal emergency response system products and services, which are supported by our monitoring centers and utilize our security monitoring infrastructure to provide customers with solutions helping to sustain independent living and encourage better self-care activities.
We have been successful in improving certain of our operating key performance indicators in recent years, such as customer acquisition efficiency and customer retention. We believe these improvements in our fundamentals have positioned us well to achieve long-term capital efficient growth. During 2020, we commenced certain ongoing strategic initiatives that we believe will be transformative to our business. We have seen an increase in interest in smart home offerings and other mobile technology applications that we believe is attributable to a variety of factors, including advancements in technology, younger generations of consumers, and shifts to de-urbanization. Our strategic initiatives are intended to help us satisfy consumer and commercial demands in light of these macro-level dynamics and to position us for sustainable growth for years to come.
As of December 31, 2020, we served approximately 6.5 million recurring customers. We are one of the largest full-service security companies with a national footprint and we deliver an integrated customer experience by maintaining the industry’s largest sales, installation, and service field force, as well as a 24/7 professional monitoring network.
BASIS OF PRESENTATION
All financial information presented in this section has been prepared in U.S. dollars in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and includes the accounts of ADT Inc. and its subsidiaries. All intercompany transactions have been eliminated. We report financial and operating information in one segment. However, we expect the manner in which the CODM evaluates results to change during the first quarter of 2021, and as a result, we anticipate a change in our operating and reportable segment structure.
FACTORS AFFECTING OPERATING RESULTS
Our subscriber-based business requires significant upfront investment to generate new customers, which in turn provides predictable recurring revenue generated from our monitoring and other services. In order to optimize returns on customer acquisitions and cash flow generation, we focus on the following key drivers of our business: disciplined, high-quality customer additions; efficient customer acquisition; best-in-class customer service; customer retention; and costs incurred to provide ongoing services to customers.
Our ability to add new subscribers depends on the overall demand for our products and services, which is driven by a number of external factors. The overall economic condition in the geographies in which we operate can impact our ability to attract new customers and grow our business in all customer channels. Growth in our residential customer base can be influenced by the overall state of the housing market. Growth in our commercial customer base can be influenced by the rate at which new businesses begin operations or existing businesses grow. The demand for our products and services is also impacted by the perceived threat of crime, as well as the price and quality of the service of our competitors.
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
A portion of our customer base can be expected to cancel its service every year. Customers may choose not to renew or may terminate their contracts for a variety of reasons, including relocation, cost, loss to competition, or service issues. Attrition has a direct impact on our financial results, including revenue, operating income, and cash flows.
COVID-19 Pandemic
During March 2020, the World Health Organization declared the outbreak of a novel coronavirus as a pandemic (the “COVID-19 Pandemic”), which has become increasingly widespread in the U.S. Containment efforts and responses to the COVID-19 Pandemic have varied by individuals, businesses, and state and local municipalities, and in certain areas of the U.S, initial and precautionary measures helped mitigate the spread of the coronavirus. However, subsequent easing of such measures resulted in the re-emergence of the coronavirus. The COVID-19 Pandemic has had a notable adverse impact on general economic conditions, including the temporary closures of many businesses, increased governmental regulations, and reduced consumer spending due to significant unemployment and other effects attributable to the COVID-19 Pandemic. In order to continue to both protect our employees and serve our customers, we have adjusted and are continuously evolving certain aspects of our operations, which includes (i) detailed protocols for infectious disease safety for employees, (ii) daily wellness checks for employees, and (iii) certain work from home actions, including for the majority of our call center professionals.
While the COVID-19 Pandemic has impacted our commercial channel to a greater extent than our residential channel, we believe our overall recurring revenue and highly variable subscriber acquisition cost model provides a solid financial foundation for strong cash flow generation. Accordingly, we anticipate having sufficient liquidity and capital resources to continue (i) providing essential services, (ii) satisfying our debt requirements, and (iii) having the ability to return capital to our stockholders in the form of a regular quarterly dividend during the current challenging macroeconomic environment and the slowdown brought on by the COVID-19 Pandemic. We have not sought or requested government assistance as a result of the COVID-19 Pandemic, but we did benefit from favorable cash flows and other benefits associated with certain income tax and payroll tax provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). While we have incurred additional costs associated with personal protective equipment for our employees and work from home actions, we also instituted various temporary cost control measures. Furthermore, we believe the economic downturn, the recent civil unrest, and continued economic and COVID-19 Pandemic uncertainties increase awareness of the need for security, which together with a lower volume of customer relocations and the utilization of temporary pricing and retention initiatives for existing customers, may help counterbalance any increase in gross customer revenue attrition that we may experience as a result of reduced consumer or business spending caused by the COVID-19 Pandemic. Finally, we may see opportunities for additional acquisitions, continued investment in potential new revenue streams or capabilities, and low cost bulk account purchases.
We considered the emergence and pervasive economic impact of the COVID-19 Pandemic in our assessment of our financial position, results of operations, cash flows, and certain accounting estimates as of and for the year ended December 31, 2020. Due to the evolving and uncertain nature of the COVID-19 Pandemic, it is possible that the effects of the COVID-19 Pandemic could materially impact our estimates and consolidated financial statements in future reporting periods.
Radio Conversion Costs
The providers of 3G and CDMA cellular networks have notified us that they will be retiring their 3G and CDMA networks during 2022. Accordingly, during 2019, we commenced a program to replace the 3G and CDMA cellular equipment used in many of our security systems. We continue to estimate the range of net costs for this replacement program at $225 million to $300 million through 2022, of which we have incurred $77 million through December 31, 2020. We expect to incur approximately $145 million to $220 million of net costs during 2021. These amounts and ranges are net of any revenue we collect from customers associated with these radio replacements and cellular network conversions.
We seek to minimize these costs by converting customers during routine service visits whenever possible. During November 2020, we acquired Cell Bounce, a technology company with proprietary radio conversion technology in the form of a user-installable device, which is expected to allow for the transition of customers on 3G networks in a cost efficient and timely manner. The replacement program and pace of replacement are subject to change and may be influenced by our ability to access customer sites due to the COVID-19 Pandemic, cost-sharing opportunities with suppliers, carriers, and customers, as well as new and innovative technologies.
Commercial Agreement
In addition to the issuance and sale of Class B Common Stock to Google, we entered into the Commercial Agreement, pursuant to which Google has agreed to supply us with certain Google devices as well as certain Google video and analytics services (“Google Services”), for sale to our customers. Subject to customary termination rights related to breach and change of control, the Commercial Agreement has an initial term of seven years from the date that the Google Service is successfully integrated into our end-user security and automation platform, which is targeted for no later than June 30, 2022. If the integrated service is not launched by June 30, 2022 then we will be required to offer Google Services without integration for professional installations except for existing customers who already have ADT Pulse or ADT Control interactive services until such integration has been made. Further, subject to certain carve-outs, we have agreed to exclusively sell Google end‐user video and sensing analytics services and smart-home, security and safety devices to our customers. The exclusivity restriction does not apply to, among others, sales of Blue by ADT DIY products and services, providing services to customers on certain of our legacy platforms, sales to large commercial customers, and sales of certain devices that Google does not supply to us.
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
The Commercial Agreement specifies that each party will contribute $150 million towards the joint marketing of devices and services, customer acquisition, training of our employees for the sales, installation, customer service, and maintenance for the product and service offerings, and technology updates for products included in such offerings. Each party is required to contribute such funds in three equal tranches, subject to the attainment of certain milestones.

Next Generation Platform
In November 2020, we announced the ongoing development of our ADT-owned next-generation professional security and automation technology platform, which is currently being developed in coordination with Google. Our comprehensive interactive platform is expected to provide customers with a seamless experience across security, life safety, automation, and analytics through a common application. Additionally, our platform is expected to integrate the user experience, customer service experience, and back-end support.
We expect to incur approximately $50 million during 2021 associated with the development of our next generation platform. These initiatives are in the early stages, and it is possible that we could experience a material increase in the costs associated with these initiatives.
SIGNIFICANT EVENTS
The comparability of our results of operations has been impacted by the following:
Initial Public Offering
During January 2018, we completed our IPO in which we issued and sold 105,000,000 shares of common stock at an initial public offering price of $14.00 per share. Net proceeds from the IPO were $1.4 billion, after deducting underwriting discounts, commissions, and offering expenses. The proceeds received from the IPO were used to reduce our debt and redeem the mandatorily redeemable preferred securities in full, which resulted in an aggregate loss on extinguishment of debt of $275 million. In addition, we modified certain share-based compensation awards as well as granted one-time awards in connection with the IPO, which represented approximately $116 million of share-based compensation expense during 2018.
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
Red Hawk Acquisition
During December 2018, we acquired all of the issued and outstanding capital stock of Red Hawk, a leader in commercial fire, life safety, and security services, for total consideration of approximately $316 million and cash paid of $299 million, net of cash acquired. We funded the Red Hawk Acquisition from a combination of debt financing and cash on hand. This acquisition accelerated our growth in the commercial security market and expanded our product portfolio with the introduction of commercial fire safety related solutions.
Disposition of Canadian Operations
During November 2019, we sold ADT Canada to TELUS for a selling price of $514 million (CAD $676 million). In connection with the sale of ADT Canada, we entered into a transition services agreement with TELUS whereby we provide certain post-closing services to TELUS related to the business of ADT Canada. Additionally, we entered into a non-competition and non-solicitation agreement with TELUS pursuant to which we will not have any operations in Canada, subject to limited exceptions for cross-border commercial customers and mobile safety applications, for a period of seven years. Finally, we entered into a patent and trademark license agreement with TELUS granting (i) the use of our patents in Canada for a period of seven years and (ii) exclusive use of our trademarks in Canada for a period of five years and non-exclusive use for an additional two years thereafter.
The sale of ADT Canada did not represent a strategic shift that will have a major effect on our operations and financial results, and therefore, did not meet the criteria to be reported as discontinued operations.
Defenders Acquisition
During January 2020, we acquired our largest independent dealer, Defender Holdings, Inc. (“Defenders”) (the “Defenders Acquisition”), for total consideration of approximately $290 million, which consisted of cash paid of $173 million, net of cash acquired, and the issuance of approximately 16 million shares of our Common Stock with a fair value of $114 million. In connection with the Defenders Acquisition, we recorded a loss from the settlement of a pre-existing relationship with Defenders in the amount of $81 million in merger, restructuring, integration, and other in the Consolidated Statements of Operations.

Equipment Ownership Model Change
During February 2020, we launched a new revenue model initiative for certain residential customers which (i) revised the amount and nature of fees due at installation, (ii) introduced a 60 month monitoring contract option, and (iii) introduced a new retail installment contract which allows qualifying residential customers to repay the fees due at installation over the course of a 24, 36, or 60 month interest-free period. Due to the requirements of our initial third-party consumer financing program, we also transitioned our security system ownership model from a predominately Company-owned model to a predominately customer-owned model (the “Equipment Ownership Model Change”).
During March 2020, we entered into the Receivables Facility. Under the terms of the Receivables Facility, we may receive up to $200 million of financing secured by retail installment contract receivables from transactions involving security systems that were sold under a customer-owned model. During April 2020, we amended the Receivables Facility to also permit financing secured by retail installment contract receivables from transactions occurring under the Company-owned model. During May 2020, we started to transition our security system ownership model back to a predominately Company-owned model.
In connection with the above, and with respect to transactions arising through Defenders, which has historically used a customer-owned ownership model, subsequent to the Defenders Acquisition, our residential transactions during 2020 included an increase in transactions based on a customer-owned model. We expect our transition to a Company-owned model to negatively impact revenue during 2021 due to different revenue recognition policies applicable to each ownership model. We are in the early stages of our revenue model initiative and we cannot be certain that this initiative or our transition back to a predominately Company-owned model, which is anticipated to include transactions arising through Defenders for a portion of 2021, will achieve the desired outcomes. Accordingly, the results of the new revenue model initiative and impact of our transition back to a predominately Company-owned model could have a material adverse effect on our business, financial condition, results of operations, cash flows, and key performance indicators.
KEY PERFORMANCE INDICATORS
In evaluating our results, we utilize key performance indicators which include non-GAAP measures as well as certain other operating metrics such as recurring monthly revenue and gross customer revenue attrition. Our computations of key performance indicators may not be comparable to other similarly titled measures reported by other companies. Additionally, our operating metric key performance indicators are approximated as there may be variations to reported results in each period due to certain adjustments we might make in connection with the integration over several periods of acquired companies that calculated these metrics differently, or otherwise, including periodic reassessments and refinements in the ordinary course of business. These refinements, for example, may include changes due to systems conversions or historical methodology differences in legacy systems.
Recurring Monthly Revenue (“RMR”)
RMR is generated by contractual recurring fees for monitoring and other recurring services provided to our customers. We believe the presentation of RMR is useful because it measures the volume of revenue under contract at a given point in time.
Gross Customer Revenue Attrition
A portion of our customer base can be expected to cancel its service every year. Customers may choose not to renew or may terminate their contracts for a variety of reasons, including relocation, cost, loss to competition, or service issues. Gross customer revenue attrition has a direct impact on our financial results, including revenue, operating income, and cash flows.
Gross customer revenue attrition is defined as RMR lost as a result of customer attrition, net of dealer charge-backs and reinstated customers, excluding contracts monitored but not owned and DIY customers. Customer sites are considered canceled when all services are terminated. Dealer charge-backs represent customer cancellations charged back to the dealers because the customer canceled service during the charge-back period, which is generally thirteen months.
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
As of January 1, 2019, in conjunction with the acquisition of LifeShield LLC, we began presenting gross customer revenue attrition excluding existing and new DIY customers. As a result, trailing twelve-month gross customer revenue attrition excludes DIY customers for all periods presented in this Annual Report. For all prior reports covering periods prior to January 1, 2019, trailing twelve-month gross customer revenue attrition included DIY customers. Including DIY customers as of December 31, 2018 rounds to the same percentage as presented in this Annual Report.

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

(in thousands, except as otherwise indicated)	Years Ended December 31,			$ Change
Results of Operations:	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Monitoring and related services	$4,186,987	$4,307,582	$4,109,939	$(120,595)	$197,643
Installation and other	1,127,800	818,075	471,734	309,725	346,341
Total revenue	5,314,787	5,125,657	4,581,673	189,130	543,984
Cost of revenue (exclusive of depreciation and amortization shown separately below)	1,516,528	1,390,284	1,041,336	126,244	348,948
Selling, general and administrative expenses	1,722,906	1,406,532	1,246,950	316,374	159,582
Depreciation and intangible asset amortization	1,913,767	1,989,082	1,930,929	(75,315)	58,153
Merger, restructuring, integration, and other	120,208	35,882	(3,344)	84,326	39,226
Goodwill impairment	—	45,482	87,962	(45,482)	(42,480)
Loss on sale of business	738	61,951	—	(61,213)	61,951
Operating income	40,640	196,444	277,840	(155,804)	(81,396)
Interest expense, net	(708,189)	(619,573)	(663,204)	(88,616)	43,631
Loss on extinguishment of debt	(119,663)	(104,075)	(274,836)	(15,588)	170,761
Other income	8,293	5,012	27,582	3,281	(22,570)
Loss before income taxes	(778,919)	(522,192)	(632,618)	(256,727)	110,426
Income tax benefit	146,726	98,042	23,463	48,684	74,579
Net loss	$(632,193)	$(424,150)	$(609,155)	$(208,043)	$185,005

Summary Cash Flow Data:
Net cash provided by operating activities	$1,366,749	$1,873,117	$1,787,607	$(506,368)	$85,510
Net cash used in investing activities	$(1,137,477)	$(978,177)	$(1,738,210)	$(159,300)	$760,033
Net cash (used in) provided by financing activities	$(70,261)	$(1,214,204)	$193,001	$1,143,943	$(1,407,205)

Key Performance Indicators: (1)
RMR	$343,243	$336,128	$346,751	$7,115	$(10,623)
Gross customer revenue attrition (percentage) (2)	13.1%	13.4%	13.3%	(30) bps	(10) bps
Adjusted EBITDA (3)	$2,199,237	$2,483,210	$2,453,497	$(283,973)	$29,713
Free Cash Flow (3)	$410,487	$502,283	$390,993	$(91,796)	$111,290
_______________________
(1)Refer to the “—Key Performance Indicators” section for the definitions of these key performance indicators.
(2)Trailing twelve-month gross customer revenue attrition excludes DIY customers for all periods presented in this Annual Report. For all prior reports covering periods prior to January 1, 2019, trailing twelve-month gross customer revenue attrition included DIY customers. Including DIY customers as of December 31, 2018 rounds to the same percentage as presented in this Annual Report. Refer to the “—Key Performance Indicators” section for further details.
(3)Adjusted EBITDA and Free Cash Flow are non-GAAP measures. Refer to the “—Non-GAAP Measures” section for the definitions of these terms and reconciliations to the most comparable GAAP measures.

2020 Compared to 2019
Monitoring and Related Services Revenue
The decrease in monitoring and related services revenue was driven by a decrease in recurring revenue primarily due to the sale of ADT Canada. This decrease was offset by an increase in recurring revenue in the U.S. largely due to improvements in average pricing as new and existing residential customers selected higher priced interactive services as well as temporary price escalations on our existing customer base. Average customer count remained relatively flat due to recent improvements in attrition and customer additions.
The increase in RMR to $343 million as of December 31, 2020 from $336 million as of December 31, 2019 was primarily due to improvements in average pricing and net customer additions. As of December 31, 2020 and December 31, 2019, gross customer revenue attrition was 13.1% and 13.4%, respectively. The improvement in attrition was primarily due to fewer customer relocations and the benefit of customer retention initiatives.
Installation and Other Revenue
The increase in installation and other revenue was primarily due to a higher volume of revenue from equipment sold outright to residential customers as a result of the Defenders Acquisition and the Equipment Ownership Model Change. These increases were partially offset by a decrease in the volume of revenue from equipment sold outright to commercial customers as a result of the COVID-19 Pandemic and the sale of ADT Canada.
We expect our transition to a Company-owned model for our residential transactions to negatively impact revenue during 2021 due to different revenue recognition policies applicable to each ownership model.
Cost of Revenue
The increase in cost of revenue was primarily due to an increase in installation costs associated with a higher volume of transactions in which equipment was sold outright to residential customers as a result of the Defenders Acquisition and the Equipment Ownership Model Change. These increases were partially offset by a decrease in installation costs associated with a lower volume of transactions in which equipment was sold outright to commercial customers as a result of the COVID-19 Pandemic and the sale of ADT Canada.
We expect our transition to a Company-owned model for our residential transactions to favorably impact cost of revenue during 2021 due to different accounting policies applicable to each ownership model.
Selling, General and Administrative Expenses
The increase in selling, general and administrative expenses was primarily due to (i) an increase in expenses, excluding provision for credit losses, of $282 million associated with the Defenders Acquisition; (ii) a greater provision for credit losses of $58 million due to the estimated impact of the COVID-19 Pandemic, a higher volume of longer duration receivables, and from recent acquisitions; (iii) an increase in radio conversion costs of $59 million; and (iv) an increase in selling costs, which includes amortization of deferred subscriber acquisition costs. These increases were partially offset by (i) a decrease in advertising expenses, exclusive of incremental advertising expenses from recent acquisitions; (ii) a decrease of $43 million as a result of the sale of ADT Canada, (iii) a decrease of $20 million as a result of recoveries on notes receivable from a former strategic investment, and (iv) a decrease of $18 million from financing and consent associated with financing transactions.
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

Merger, Restructuring, Integration, and Other
The increase in merger, restructuring, integration, and other was primarily due to a loss of $81 million associated with the settlement of a pre-existing relationship in connection with the Defenders Acquisition. This increase was partially offset by $12 million of losses on a strategic investment, substantially all of which was recognized in 2019.
Goodwill Impairment
During 2019, we recorded a goodwill impairment loss of $45 million in connection with the sale of ADT Canada. We did not record a goodwill impairment loss during 2020.
Loss on Sale of Business
During 2019, we recorded a loss on sale of business of $62 million in connection with the sale of ADT Canada. The impact in connection with the sale of ADT Canada was not material during 2020.
Interest Expense, net
The increase in interest expense, net, was primarily due to (i) an increase of $52 million related to the reclassification of accumulated unrealized losses associated with interest rate swap contracts that have been de-designated as cash flow hedges, (ii) an increase of $52 million related to unrealized losses on interest rate swap contracts as a result of cash flow hedges no longer being highly effective, and (iii) an increase of $27 million related to an increase in outstanding principal on our fixed-rate first lien notes due to our financing transactions during 2020 and 2019. These increases were partially offset by a decrease in interest expense of $53 million related to our second lien notes due to partial redemptions during 2019 and a reduced interest rate as a result of refinancing during January 2020.
Loss on Extinguishment of Debt
During 2020, loss on extinguishment of debt totaled $120 million and included (i) $66 million associated with the call premium and write-off of unamortized deferred financing costs in connection with the $1.2 billion redemption of second lien notes in February 2020, (ii) $49 million associated with the call premium and write-off of unamortized fair value adjustments in connection with the $1 billion redemption of first lien notes in September 2020, and (iii) $5 million associated with the partial write-off of unamortized deferred financing costs and discount in connection with the $300 million repayment on a first lien term loan in December 2020.
During 2019, loss on extinguishment of debt totaled $104 million and included (i) $22 million associated with the call premium and partial write-off of unamortized deferred financing costs in connection with the $300 million partial redemption of the second lien notes in February 2019, (ii) $61 million associated with the call premium and partial write-off of unamortized deferred financing costs in connection with the $1 billion partial redemption of second lien notes in April 2019, (iii) $6 million associated with the partial write-off of unamortized deferred financing costs and discount in connection with the $500 million repayment of a first lien term loan in April 2019, and (iv) $13 million associated with the partial write-off of unamortized deferred financing costs and discount in connection with the amendment and restatement to our first lien credit agreement in September 2019.
Income Tax Benefit
Income tax benefit for 2020 was $147 million, resulting in an effective tax rate for the period of 18.8%. The effective tax rate primarily represents the federal income tax rate of 21.0%, a state statutory tax rate, net of federal benefits, of 2.9%, a 3.1% unfavorable impact from non-deductible charges primarily due to the Defenders Acquisition, and a 1.5% unfavorable impact from an increase in valuation allowances primarily due to tax credits and state net operating losses not expected to be utilized prior to expiration.
Income tax benefit for 2019 was $98 million, resulting in an effective tax rate for the period of 18.8%. The effective tax rate primarily represents the federal income tax rate of 21.0%, a state statutory tax rate, net of federal benefits, of 1.4%, a 6.8% favorable impact from net capital losses generated in the U.S. and Canada related to the sale of ADT Canada, a 1.9% favorable impact from amendments to prior year tax returns, a 9.4% unfavorable impact from valuation allowances established on the net capital losses generated in the U.S. and Canada related to the sale of ADT Canada, and a 2.3% unfavorable impact from non-deductible goodwill impairment loss.

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

Adjusted EBITDA
The table below reconciles Adjusted EBITDA to net loss for the periods presented:

	Years Ended December 31,			$ Change
(in thousands)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Net loss	$(632,193)	$(424,150)	$(609,155)	$(208,043)	$185,005
Interest expense, net	708,189	619,573	663,204	88,616	(43,631)
Income tax benefit	(146,726)	(98,042)	(23,463)	(48,684)	(74,579)
Depreciation and intangible asset amortization	1,913,767	1,989,082	1,930,929	(75,315)	58,153
Amortization of deferred subscriber acquisition costs	96,823	80,128	59,928	16,695	20,200
Amortization of deferred subscriber acquisition revenue	(124,804)	(107,284)	(79,136)	(17,520)	(28,148)
Share-based compensation expense	96,013	85,626	135,012	10,387	(49,386)
Merger, restructuring, integration, and other	120,208	35,882	(3,344)	84,326	39,226
Goodwill impairment	—	45,482	87,962	(45,482)	(42,480)
Loss on sale of business	738	61,951	—	(61,213)	61,951
Loss on extinguishment of debt	119,663	104,075	274,836	15,588	(170,761)
Radio conversion costs, net(1)	51,889	24,983	5,099	26,906	19,884
Financing and consent fees(2)	5,263	23,250	8,857	(17,987)	14,393
Foreign currency (gains)/losses(3)	—	(1,250)	3,228	1,250	(4,478)
Acquisition related adjustments(4)	438	22,285	16,178	(21,847)	6,107
Licensing fees(5)	—	—	(21,533)	—	21,533
Other(6)	(10,031)	21,619	4,895	(31,650)	16,724
Adjusted EBITDA	$2,199,237	$2,483,210	$2,453,497	$(283,973)	$29,713
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
(5)Represents other income related to $22 million of one-time licensing fees.
(6)Represents other charges and non-cash items. During 2020, included recoveries of $10 million associated with notes receivable from a former strategic investment. During 2019, included losses of $10 million associated with notes receivable from a former strategic investment and $6 million associated with an estimated legal settlement, net of insurance. During 2018, included a gain of $7.5 million from the sale of equity in a third-party that we received as part of a settlement.
2020 Compared to 2019
The decrease in Adjusted EBITDA was primarily due to (i) an increase in selling, general and administrative expenses, excluding items outside of our definition of Adjusted EBITDA, largely due to the Defenders Acquisition and the provision for credit losses and (ii) the sale of ADT Canada. The decrease was partially offset by an increase from transactions in which equipment is sold outright to customers, net of the associated costs.
We expect our transition to a Company-owned model for our residential transactions to negatively impact Adjusted EBITDA during 2021 due to different accounting policies applicable to each ownership model.
Refer to the discussions above under “—Results of Operations” for further details.

Free Cash Flow
The table below reconciles Free Cash Flow to cash flows from operating activities for the periods presented:

	Years Ended December 31,			$ Change
(in thousands)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Net cash provided by operating activities	$1,366,749	$1,873,117	$1,787,607	$(506,368)	$85,510
Dealer generated customer accounts and bulk account purchases	(380,716)	(669,683)	(693,525)	288,967	23,842
Subscriber system asset expenditures	(418,355)	(542,305)	(576,290)	123,950	33,985
Purchases of property and equipment	(157,191)	(158,846)	(126,799)	1,655	(32,047)
Free Cash Flow	$410,487	$502,283	$390,993	$(91,796)	$111,290
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
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our principal liquidity requirements are to finance current operations, invest in acquiring and retaining customers, purchase property and equipment, service our debt, and finance potential mergers and acquisitions. Our liquidity requirements are primarily funded by our cash flows from operations, which include cash received from monthly recurring revenue and upfront fees received from customers, less cash costs to provide services to our customers, including general and administrative costs, certain costs associated with acquiring new customers, and interest payments.
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
Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, as well as finance acquisitions, will depend on our future operating performance, which is subject to future general economic, financial, business, competitive, legislative, regulatory, and other conditions, many of which are beyond our control. Changes in our operating plans, material changes in anticipated sales, increased expenses, acquisitions, or other events may cause us to seek equity and/or debt financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and subject us to additional covenants and operating restrictions.
We are a highly leveraged company with significant debt service requirements. As of December 31, 2020, we had $205 million in cash and cash equivalents and $400 million available under our revolving credit facility. In addition, we had an uncommitted available borrowing capacity of $124 million under our Receivables Facility, which is dependent on the volume of eligible retail installment contract receivables that can be sold under our Receivables Facility. The carrying amount of total debt outstanding was approximately $9.5 billion as of December 31, 2020.

Long-Term Debt
As of December 31, 2020, we had the following outstanding debt balances (excluding finance leases, deferred financing costs, discount, premium, and fair value adjustments):

(in thousands)
Debt Description	Issued	Maturity	Interest Rate	Interest Payable	Principal
First Lien Term Loan due 2026	9/23/2019	9/23/2026	Adj. LIBOR +3.25%	Quarterly	$2,778,900
Second Lien Notes due 2028	1/28/2020	1/15/2028	6.250%	1/15 and 7/15	1,300,000
First Lien Notes due 2024	4/4/2019	4/15/2024	5.250%	2/15 and 8/15	750,000
First Lien Notes due 2026	4/4/2019	4/15/2026	5.750%	3/15 and 9/15	1,350,000
First Lien Notes due 2027	8/20/2020	8/31/2027	3.375%	6/15 and 12/15	1,000,000
ADT Notes due 2022	7/5/2012	7/15/2022	3.500%	1/15 and 7/15	1,000,000
ADT Notes due 2023	1/14/2013	6/15/2023	4.125%	6/15 and 12/15	700,000
ADT Notes due 2032	5/2/2016	7/15/2032	4.875%	1/15 and 7/15	728,016
ADT Notes due 2042	7/5/2012	7/15/2042	4.875%	1/15 and 7/15	21,896
Receivables Facility	3/5/2020	11/20/2025	LIBOR + 1.00%	Monthly	75,775
Total					$9,704,587
First Lien Credit Agreement
Concurrently with the consummation of the Formation Transactions, we entered into a first lien credit agreement dated as of July 1, 2015 (together with subsequent amendments and restatements, the “First Lien Credit Agreement”), which has since been amended and restated on May 2, 2016, June 23, 2016, December 28, 2016, February 13, 2017, June 29, 2017, March 16, 2018, December 3, 2018, March 15, 2019 (effective April 4, 2019), and September 23, 2019.
As of December 31, 2020, the First Lien Credit Agreement consisted of the following:
•A term loan facility (“The First Lien Term Loan due 2026”) with an outstanding aggregate principal balance of $2.8 billion. Below is a summary of key events related to the First Lien Term Loan due 2026 during 2020 and 2019:
◦September 2019 - In connection with the amendment and restatement dated as of September 23, 2019 and with a $300 million repayment, we refinanced and replaced the $3.4 billion aggregate principal amount of the first lien term loan due in May 2022 (the “First Lien Term B-1 Loan”) with $3.1 billion aggregate principal amount of the First Lien Term Loan due 2026; and
◦December 2020 - We made a $300 million prepayment, which was applied to the remaining required principal payments of $8 million per quarter.
The First Lien Term Loan due 2026 is payable at maturity and we may make voluntary prepayments on the First Lien Term Loan due 2026 at any time prior to maturity at par. In addition, we are required to make annual prepayments on the outstanding First Lien Term Loan due 2026 with a percentage of our excess cash flow, as defined in the First Lien Credit Agreement, if our excess cash flow exceeds a certain specified threshold. We were not required to make any annual prepayments based on our excess cash flow as of December 31, 2020.
The First Lien Term Loan due 2026 had an interest rate calculated as, at our option, either (a) LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs (“Adjusted LIBOR”) with a floor of 1.00%, or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50% per annum, (ii) the prime rate published by the Wall Street Journal, and (iii) one-month Adjusted LIBOR plus 1.00% per annum (“Base Rate”), in each case, plus the applicable margin of 3.25% for Adjusted LIBOR loans and 2.25% for Base Rate loans and is payable at least quarterly.
In January 2021, we amended the First Lien Credit Agreement to refinance the First Lien Term Loan due 2026, which reduced the applicable margin for Adjusted LIBOR loans from 3.25% to 2.750% and reduced the floor from 1.00% to 0.75%. Additionally, the amendment requires us to make quarterly payments equal to 0.250% of the aggregate outstanding principal amount of the First Lien Term Loan due 2026, or approximately $7 million per quarter. We may make voluntary prepayments on the First Lien Term Loan due 2026 at any time prior to maturity at par, subject to a 1.00% prepayment premium in the event of certain specified events at any time during the six months after the closing date of the amendment.

•The first lien revolving credit facility with an aggregate available commitment of up to $400 million through March 16, 2023 (the “First Lien Revolving Credit Facility”). As of December 31, 2020, there were no amounts outstanding under the First Lien Revolving Credit Facility.
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
Second Lien Notes due 2028
As of December 31, 2020, the 6.250% second-priority senior secured notes due 2028 (the “Second Lien Notes due 2028”) had an outstanding balance of $1.3 billion. The Second Lien Notes due 2028 were issued in January 2020 to refinance and redeem the then outstanding $1.2 billion aggregate principal amount of our 9.250% second-priority senior secured notes due 2023 (the “Prime Notes”).
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
First Lien Notes due 2024 and First Lien Notes due 2026
As of December 31, 2020, the 5.250% first-priority senior secured notes due 2024 (the “First Lien Notes due 2024”) had an outstanding balance of $750 million and the 5.750% first-priority senior secured notes due 2026 (the “First Lien Notes due 2026”) had an outstanding balance of $1.4 billion. Below is a summary of key events related to the First Lien Notes due 2024 and First Lien Notes due 2026 during 2020 and 2019:
•April 2019 - We issued $750 million of First Lien Notes due 2024 and $750 million First Lien Notes due 2026, the proceeds of which were used to repurchase and cancel $1 billion of the Prime Notes and repay $500 million of the First Lien Term B-1 Loan (prior to refinancing as discussed above); and
•September 2019 - We issued an additional $600 million of the First Lien Notes due 2026, the proceeds of which were used to repay approximately $300 million of the First Lien Term B-1 Loan and repurchase and cancel $300 million of the 5.250% notes due 2020 issued by The ADT Corporation (our notes originally issued by The ADT Corporation, collectively, the “ADT Notes”).
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
First Lien Notes due 2027
As of December 31, 2020, the 3.375% first-priority senior secured notes due 2027 (the “First Lien Notes due 2027”) had an outstanding balance of $1 billion. The First Lien Notes due 2027 were issued in August 2020 to refinance and redeem the then outstanding $1 billion aggregate principal amount of the 6.250% ADT Notes due 2021 (the “ADT Notes due 2021”).

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
ADT Notes
As of December 31, 2020, the ADT Notes had an outstanding balance of $2.4 billion. Below is a summary of key events related to the ADT Notes during 2020 and 2019:
•September 2019 - We repurchased and cancelled $147 million aggregate principal amount of the ADT Notes due 2020 at a price of $149 million;
•October 2019 - We redeemed the remaining $153 million aggregate principal amount of the ADT Notes due 2020 at a price of $155 million; and
•September 2020 - We redeemed the outstanding $1 billion aggregate principal amount of the ADT Notes due 2021 at a price of $1.1 billion.
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
We service the transferred retail installment contract receivables and are responsible for ensuring that amounts collected from the transferred retail installment contract receivables are remitted to the SPE. We are required to deposit payments received from the transferred retail installment contract receivables into a segregated account subject to the control of the creditors under the Receivables Facility. On a monthly basis, the segregated account is utilized to make required principal, interest, and other payments due under the Receivables Facility.

During 2020, we received proceeds of $83 million under the Receivables Facility and repaid $7 million. As of December 31, 2020, we had an outstanding balance of $76 million and an uncommitted available borrowing capacity of $124 million under the Receivables Facility.
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
As of December 31, 2020, we were in compliance with all financial covenant and other maintenance tests for all our debt obligations, and we do not believe there is a material risk of future noncompliance with our financial covenant and other maintenance tests as a result of the COVID-19 Pandemic.
Dividends
During February 2019, we approved a dividend reinvestment plan (the “DRIP”), which allows stockholders to designate all or a portion of the cash dividends on their shares of common stock for reinvestment in additional shares of our common stock. The number of shares issued is determined based on the volume weighted average closing price per share of our common stock for the five trading days preceding the dividend payment and adjusted for any discounts, as applicable. The DRIP will terminate in accordance with its terms on February 27, 2021.
We declared the following dividends on common stock during 2020, 2019, and 2018:

Declared Date	Record Date	Payment Date	Common Stock Dividend per Share	Class B Common Stock Dividend per Share
March 15, 2018	March 26, 2018	April 5, 2018	$0.035	$—
May 9, 2018	June 25, 2018	July 10, 2018	$0.035	$—
August 8, 2018	September 18, 2018	October 2, 2018	$0.035	$—
November 7, 2018	December 14, 2018	January 4, 2019	$0.035	$—
March 11, 2019	April 2, 2019	April 12, 2019	$0.035	$—
May 7, 2019	June 11, 2019	July 2, 2019	$0.035	$—
August 6, 2019	September 11, 2019	October 2, 2019	$0.035	$—
November 12, 2019	December 13, 2019	December 23, 2019	$0.700	$—
November 12, 2019	December 13, 2019	January 3, 2020	$0.035	$—
March 5, 2020	March 19, 2020	April 2, 2020	$0.035	$—
May 7, 2020	June 18, 2020	July 2, 2020	$0.035	$—
August 5, 2020	September 18, 2020	October 2, 2020	$0.035	$0.035
November 5, 2020	December 21, 2020	January 4, 2021	$0.035	$0.035
Apollo elected to discontinue participation in the DRIP with respect to dividends on our Common Stock subsequent to the October 2, 2019 dividend payment.
On February 25, 2021, we announced a dividend of $0.035 per share to holders of Common Stock and Class B Common Stock of record on March 18, 2021, which will be distributed on April 1, 2021.
During 2020, we declared aggregate dividends of $0.14 per share on Common Stock ($108 million) and $0.07 per share on Class B Common Stock ($4 million). The amount of dividends settled in shares of Common Stock was not material.

During 2019, we declared aggregate dividends of $0.84 per share on Common Stock ($633 million), which included a special dividend of $0.70 per share on Common Stock. The amount of dividends settled in shares of Common Stock was approximately $68 million, which resulted in the issuance of 11 million shares of Common Stock.
Share Repurchase Program
On February 27, 2019, we approved the Share Repurchase Program, which authorized us to repurchase up to $150 million of our shares of Common Stock through February 27, 2021. On March 23, 2020, we approved an increase to $75 million, inclusive of the amount then remaining under the Share Repurchase Program, in the authorized repurchase amount and an extension of the Share Repurchase Program through March 23, 2021.
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
During 2020, there were no material repurchases of shares of our Common Stock under the Share Repurchase Program. As of December 31, 2020, we had approximately $75 million remaining under the Share Repurchase Program.
During 2019, we repurchased 24 million shares of Common Stock for approximately $150 million under the Share Repurchase Program.
Cash Flow Analysis
The following table is a summary of our cash flow activity for the periods presented:

	Years Ended December 31,			$ Change
(in thousands)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Net cash provided by operating activities	$1,366,749	$1,873,117	$1,787,607	$(506,368)	$85,510
Net cash used in investing activities	$(1,137,477)	$(978,177)	$(1,738,210)	$(159,300)	$760,033
Net cash (used in) provided by financing activities	$(70,261)	$(1,214,204)	$193,001	$1,143,943	$(1,407,205)
Cash Flows from Operating Activities
The decrease in net cash flows provided by operating activities during 2020 was primarily due to (i) an increase in selling, general and administrative expenses largely due to the Defenders Acquisition, (ii) an increase in the volume of transactions in which equipment was sold outright to residential customers, (iii) the sale of ADT Canada, (iv) $81 million related to the settlement of a pre-existing relationship in connection with the Defenders Acquisition, and (v) the acceleration of a portion of our 2020 incentive compensation payments into 2020. These decreases were partially offset by the favorable cash flow benefit associated with the deferral of payroll tax payments provided by the CARES Act and a decrease in interest payments of $35 million due to changes to the timing and amount of interest payments as a result of our recent financing transactions. The remainder of the activity in cash flows provided by operating activities related to changes in assets and liabilities due to the volume and timing of other operating cash receipts and payments with respect to when the transactions are reflected in earnings.
We expect our transition to a Company-owned model for our residential transactions to favorably impact net cash provided by operating activities during 2021 due to different accounting policies applicable to each ownership model.
Cash Flows from Investing Activities
The increase in net cash used in investing activities during 2020 was primarily due to the non-recurrence of $496 million of proceeds received as a result of the sale of ADT Canada during 2019 and an increase in cash used for business acquisitions, net of cash acquired, of $116 million primarily due to the Defenders Acquisition during 2020. These increases were partially offset by (i) a decrease in the volume of dealer and bulk account purchases primarily due to the Defenders Acquisition, (ii) a decrease in the volume of subscriber system asset expenditures as a result of the Equipment Ownership Model Change and the sale of ADT Canada, and (iii) a decrease as a result of proceeds received associated with the sale of a strategic investment during 2020.
We expect our transition to a Company-owned model for our residential transactions to negatively impact net cash used in investing activities during 2021 due to different accounting policies applicable to each ownership model.

Cash Flows from Financing Activities
During 2020, net cash used in financing activities primarily consisted of (i) $415 million related to the net repayments of long-term borrowings, including call premiums, (ii) $109 million related to dividend payments on common stock, (iii) $38 million related to payments on interest rate swap contracts that included an other-than-insignificant financing element at inception, and (iv) $29 million related to the payment of deferred financing fees. These cash outflows were partially offset by (i) $448 million of proceeds, net of expenses, associated with the issuance of Class B Common Stock and (ii) $76 million of net proceeds under the Receivables Facility.
During 2019, net cash used in financing activities primarily consisted of (i) $565 million related to dividend payments on common stock, (ii) $442 million related to the net repayment of long-term borrowings, including call premiums, (iii) $150 million related to repurchases of common stock, and (iv) $54 million related to the payment of deferred financing fees.
COMMITMENTS AND CONTRACTUAL OBLIGATIONS
The following table provides a summary of our commitments and contractual obligations for debt, leases, and other purchase obligations as of December 31, 2020:

(in thousands)	2021	2022	2023	2024	2025	Thereafter	Total
Debt principal(1)	$17,809	$1,018,507	$717,248	$764,035	$8,176	$7,178,812	$9,704,587
Interest payments(2)	522,340	514,148	457,458	423,147	388,103	694,663	2,999,859
Operating leases(3)	36,440	38,981	33,160	21,541	14,884	21,518	166,524
Finance leases(4)	29,174	23,218	10,056	2,229	12	—	64,689
Contractual obligations(5)	177,024	58,714	48,245	17,201	12,324	19,578	333,086
Total	$782,787	$1,653,568	$1,266,167	$1,228,153	$423,499	$7,914,571	$13,268,745

______________________
(1)Represents the contractual principal payments of our debt obligations as of December 31, 2020. Finance lease obligations, discounts, deferred financing costs, and purchase accounting fair value adjustments are excluded.
(2)Represents the estimated interest payments on our debt obligations as of December 31, 2020. Interest payments on our fixed-rate debt are calculated based on the contractual terms. Interest payments on our variable-rate debt, including the effects of our interest rate swaps, are calculated based on a forward LIBOR curve (or floor, whichever is higher) plus the applicable margin in effect as of December 31, 2020.
(3)Represents lease payments on our operating lease obligations as of December 31, 2020.
(4)Represents the principal and interest payments on our finance lease obligations as of December 31, 2020.
(5)Represents contractual obligations for purchases of goods or services, including purchase orders, related to agreements entered into in the ordinary course of business that are enforceable and legally binding and that specify all significant terms of the transaction as of December 31, 2020. Excludes contractual obligations related to the Commercial Agreement with Google, which requires us and Google to each contribute $150 million towards certain joint commercial efforts. Each party is required to contribute such funds in three equal tranches, subject to the attainment of certain milestones. Refer to Note 9 “Equity” for further details.
We have not included in the contractual obligations table approximately $66 million of unrecognized tax benefits, excluding interest and penalties, related to various tax positions we have taken. These liabilities may increase or decrease over time primarily as a result of tax examinations, and given the status of the examinations, we cannot reliably estimate the period of any cash settlement with the respective taxing authorities. In addition, we have not included the minimum required contributions to our defined benefit pension plans as the aggregate contributions are not material. Finally, we have not included our off-balance sheet guarantees of $83 million, which primarily relate to standby letters of credit on our insurance programs.
During the first quarter of 2021, we entered into commitments of approximately $54 million to purchase certain parts used in the program to replace 3G and CDMA cellular equipment used in our security systems.
OFF-BALANCE SHEET ARRANGEMENTS
As of December 31, 2020, our guarantees totaled $83 million and primarily related to standby letters of credit on our insurance programs. We do not have any other material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The accompanying consolidated financial statements are prepared in accordance with GAAP, which requires us to select accounting policies and make estimates that affect amounts reported in the consolidated financial statements and the accompanying notes. Management’s estimates are based on the relevant information available at the end of each period. Actual results could differ materially from these estimates under different assumptions or market conditions. The following accounting policies are based on, among other things, estimates and judgments made by management that include inherent risks and uncertainties.
Revenue Recognition
We generate revenue primarily through contractual monthly recurring fees received for monitoring and related services provided to customers. In transactions in which we provide monitoring and related services but retain ownership of the security system, our performance obligations primarily include monitoring, related services (such as maintenance agreements), and a material right associated with the one-time non-refundable fees received in connection with the initiation of a monitoring contract that the customer will not be required to pay again upon a renewal of the contract, which is referred to as deferred subscriber acquisition revenue. The portion of the transaction price associated with monitoring and related services revenue is recognized when the services are provided to the customer and is reflected in monitoring and related services revenue in the Consolidated Statements of Operations.
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
In transactions involving a security system that is sold outright to the customer, our performance obligations generally include monitoring, related services, and the sale and installation of the security system. For such arrangements, we allocate a portion of the transaction price to each performance obligation based on relative standalone selling price, which is determined using observable internal or external pricing and profitability metrics. Revenue associated with the sale and installation of a security system is recognized either at a point in time or over time based upon the nature of the transaction and contractual terms and is reflected in installation and other revenue in the Consolidated Statements of Operations. For revenue recognized over time, progress toward complete satisfaction of the performance obligation is primarily measured using a cost-to-cost measure of progress method. The cost input is based primarily on contract cost incurred to date compared to total estimated contract cost. This measure of progress method includes forecasts based on the best information available and reflects our judgment to faithfully depict the value of the services transferred to the customer. The portion of the transaction price associated with monitoring and related services revenue is recognized when the services are provided to the customer and is reflected in monitoring and related services revenue in the Consolidated Statements of Operations.
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
We maintain a network of agreements with third-party independent alarm dealers who sell alarm equipment and ADT Authorized Dealer-branded monitoring and interactive services to end users. The dealers in this program generate new end-user contracts with customers which we have the right, but not the obligation, to purchase from the dealer. Purchases of contracts with customers under the ADT Authorized Dealer Program, or from other third parties, are considered asset acquisitions and are recorded at their contractually determined purchase price. We may charge back the purchase price of any end-user contract if the contract is canceled during the charge-back period, which is generally thirteen months from the date of purchase. We record the amount of the charge back as a reduction to the purchase price.
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
Goodwill
Under a qualitative approach, the impairment test for goodwill consists of an assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying amount. If we elect to bypass the qualitative assessment for any reporting unit, or if a qualitative assessment indicates it is more-likely-than-not that the estimated fair value of a reporting unit is less than its carrying amount, we proceed to a quantitative approach.

Under a quantitative approach, we estimate the fair value of a reporting unit and compare it to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. We estimate the fair value of a reporting unit using the income approach, which discounts projected cash flows using market participant assumptions. The income approach includes significant assumptions including, but not limited to, forecasted revenue, operating profit margins, operating expenses, cash flows, perpetual growth rates, and discount rates. The estimated fair value of a reporting unit calculated using the income approach is sensitive to changes in the underlying assumptions. In developing these assumptions, we rely on various factors including operating results, business plans, economic projections, anticipated future cash flows, and other market data. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying judgments and factors and ultimately impact the estimated fair value determinations may include such items as a prolonged downturn in the business environment, changes in economic conditions that significantly differ from our assumptions in timing or degree, volatility in equity and debt markets resulting in higher discount rates, and unexpected regulatory changes. As a result, there are inherent uncertainties related to these judgments and factors in applying them to the goodwill impairment tests. During the fourth quarter 2020, and in connection with a reporting unit change, we qualitatively tested our former reporting units immediately prior to the change and quantitatively tested our new reporting units immediately following the change. Based on the results of these tests, the fair values of both reporting units exceeded their carrying amounts.
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
Business Combinations
We account for business acquisitions under the acquisition method of accounting. The assets acquired and liabilities assumed in connection with business acquisitions are recorded at the date of acquisition at their estimated fair values, with any excess of the purchase price over the estimated fair values of the net assets acquired recorded as goodwill. Significant judgment is required in estimating the fair value of assets acquired and liabilities assumed and in assigning useful lives to certain definite-lived intangible and tangible assets. Accordingly, we may engage third-party valuation specialists to assist in these determinations. The fair value estimates are based on available information as of the acquisition date and assumptions deemed reasonable by management but are inherently uncertain.
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
Income Taxes
We file a consolidated federal return for our U.S. entities and separate returns for each Canadian entity.
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
Interest Rate Risk
We have both fixed-rate and variable-rate debt, and, as a result, we are exposed to fluctuations in interest rates on our debt. We have interest rate swap contracts to hedge our interest rate exposure on our variable-rate debt. However, certain of our variable-rate debt instruments are subject to a 1.00% floor on interest payments while our interest rate swap contracts do not include a floor. If current LIBOR increases above 1.00%, the increase in our debt service obligations on most of our variable-rate indebtedness will be neutralized as we have entered into interest rate swaps that hedge any increase in current LIBOR above 1.00%. If current LIBOR is below 1.00%, even though the amount borrowed remains the same, our net income and cash flows, including cash available for servicing our indebtedness, will decrease by the impact of the difference between 1.00% and current LIBOR because certain of our variable-rate debt has an interest floor of 1.00% while the corresponding interest rate swap contracts do not have a LIBOR floor. In January 2021, we amended our variable-rate debt and reduced the floor from 1.00% to 0.75%.
As a result of recent changes in the interest rate environment, our interest rate swap contracts designated as cash flow hedges with an aggregate notional amount of $3 billion were no longer highly effective beginning in March 2020. Accordingly, we de-designated the cash flow hedges and the unrealized gains and losses for the period in which these cash flow hedges were no longer highly effective were recognized in interest expense. Unrealized losses recognized as a component of accumulated other comprehensive (loss) income (“AOCI”) prior to de-designation will be reclassified into interest expense in the same period in which the related interest on variable-rate debt affects earnings through the maturity dates of the interest rate swap contracts as the forecasted cash flows are probable or reasonably possible of occurring.
The unrealized losses on interest rate swap contracts recognized in interest expense, net, in the Consolidated Statements of Operations were $60 million and $9 million during 2020 and 2019, respectively. Additionally, we reclassified $54 million of accumulated unrealized losses in AOCI related to interest rate swap contracts that have been de-designated as cash flow hedges to interest expense, net, during 2020. There were no material reclassification adjustments associated with cash flow hedges during 2019.
As of December 31, 2020, the carrying amount of our debt, excluding finance leases, was $9.4 billion with a fair value of $10.1 billion. In addition, we had interest rate swap contracts with aggregate notional amounts of $3.2 billion with a fair value of $276 million as a net liability. As of December 31, 2020, a hypothetical 10% change in interest rates would change the fair value of our debt by approximately $191 million based on the implied yield from broker-quoted market prices on our debt, while a similar change in interest rates would change the fair value of our interest rate swap contracts by approximately $2 million based on a discounted cash flow analysis. Additionally, any 0.125% decrease in LIBOR below 1.0% would result in an increase of approximately $4 million in annualized interest expense on our variable-rate debt, including the impact of our interest rate swaps.

As of December 31, 2019, the carrying amount of our debt, excluding finance leases, was $9.6 billion with a fair value of $10.2 billion. In addition, we had interest rate swap contracts with aggregate notional amounts of $3.2 billion with a fair value of $84 million as a net liability. As of December 31, 2019, a hypothetical 10% change in interest rates would change the fair value of our debt by approximately $214 million based on the implied yield from broker-quoted market prices on our debt, while a similar change in interest rates would change the fair value of our interest rate swap contracts by approximately $34 million based on a discounted cash flow analysis. Additionally, any 0.125% decrease in LIBOR below 1.0% would result in an increase of approximately $4 million in annualized interest expense on our variable-rate debt, including the impact of our interest rate swaps.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2020, our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting, within the time periods specified in the SEC’s rules and forms, information required to be disclosed in the reports that we file or submit under the Exchange Act, and that such information was accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and those criteria, our management determined that our internal control over financial reporting was effective as of December 31, 2020.
Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report on our internal control over financial reporting as of December 31, 2020 as set forth in its Report of Independent Registered Public Accounting Firm included in Part IV of this Annual Report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in our management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the three months ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item 10. “Directors, Executive Officers and Corporate Governance” is incorporated herein by reference from our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after our fiscal year end of December 31, 2020 (the “Proxy Statement”).
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
Apollo Margin Loan Agreement
As of October 3, 2019, certain investment funds directly or indirectly managed by Apollo (the “Apollo Funds”), the Company’s controlling stockholder, informed the Company that they have pledged all of their shares of the Company’s Common Stock, which as of the date of this Annual Report amounted to 608,927,822 shares, pursuant to a margin loan agreement and related documentation on a non-recourse basis. Apollo has informed the Company that the loan to value ratio of the margin loan on February 16, 2021 was equal to approximately 13.86%. Apollo has also informed the Company that the margin loan agreement contains customary default provisions and that in the event of a default under the margin loan agreement the secured parties may foreclose upon any and all shares of the Company’s Common Stock pledged to them.
Certain members of the Company’s executive team and certain employees of the Company were entitled to receive their share of the margin loan proceeds (based on their share ownership of the Apollo Funds). Such persons had the option to either (a) receive such proceeds as distributed or (b) to defer receipt of such proceeds until their attributable share of the obligations under the margin loan have been satisfied in full. In the case of elections to receive such proceeds as distributed, such proceeds remain subject to recall until such time as all obligations under the margin loan agreement and related documentation are satisfied in full.
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
4.44
Third Supplemental Indenture, dated as of January 31, 2020, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc. , Defender Security Canada, Inc., ADT MS2 LLC, DPL Two LLC, Defenders LLC, Home Defender, Inc. and Wells Fargo Bank, National Association

4.45
Indenture, dated as of January 28, 2020, by and among Prime Security Services Borrower, LLC, Prime Finance Inc., the guarantors party thereto from time to time and Wells Fargo Bank, National Association, as trustee, relating to the $1,300 6.250% Second-Priority Senior Secured Notes due 2028

4.46
First Supplemental Indenture, dated as of January 31, 2020, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., Defender Security Canada, Inc., ADT MS2 LLC, DPL Two LLC, Defenders LLC, Home Defender, Inc. and Wells Fargo Bank, National Association

4.47
Indenture, dated as of August 20, 2020, by and among Prime Security Services Borrower, LLC, Prime Finance Inc., the guarantors party hereto from time to time, and Wells Fargo Bank, National Association, as trustee, relating to $1,000 million aggregate principle amount of 3.375% first-priority senior secured notes due 2027

4.48*	Description of Securities
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

10.6
Incremental Assumption and Amendment Agreement No. 10, dated as of January 27, 2021, by and among Prime Security Services Holdings, LLC, Prime Security Services Borrower, LLC, the lenders party thereto and Barclays Bank PLC, as administrative agent.

10.7
Subsidiary Guarantee Agreement (First Lien), dated July 1, 2015, among the Subsidiaries of Prime Security Services Borrower, LLC named therein and Credit Suisse AG, Cayman Islands Branch, as Collateral Agent

10.8
Supplement No. 1, dated as of May 2, 2016, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Securities Services Borrower, LLC and Barclays Bank PLC, as Collateral Agent

10.9
Supplement No. 2, dated as of October 31, 2017, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent

10.10
Supplement No. 3, dated as of January 22, 2018, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent

10.11
Supplement No. 4, dated as of February 28, 2018, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent

10.12
Supplement No. 5, dated as of August 17, 2018, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent

10.13
Supplement No. 6, dated as of January 7, 2019, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent

10.14
Supplement No. 7, dated as of January 30, 2019, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent

10.15
Supplement No. 8, dated as of March 11, 2019, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent

10.16
Holdings Guarantee and Pledge Agreement (First Lien), dated and effective as of July 1, 2015, between Prime Security Services Holdings, LLC, as Holdings, and Credit Suisse AG, Cayman Islands Branch, as Collateral Agent

10.17
Collateral Agreement (First Lien), dated as of July 1, 2015 among Prime Security Services Borrower, LLC, each Subsidiary of Prime Security Services Borrower, LLC from time to time identified therein as a party and Barclays Bank PLC, as collateral agent

10.18
Collateral Agreement (Second Lien), dated as of May 2, 2016, among Prime Security Services Borrower, LLC, as Issuer, Prime Finance Inc., as Co-Issuer, each Subsidiary Guarantor party thereto and Wells Fargo Bank, National Association, as Collateral Agent

10.19
Collateral Agreement (Second Lien), dated as of January 28, 2020, among Prime Security Services Borrower LLC, as Issuer, Prime Finance, Inc., as Co-Issuer, each Subsidiary Guarantor party thereto and Wells Fargo Bank, National Association, as Collateral Agent

10.20
First Lien/First Lien Intercreditor Agreement, dated as of May 2, 2016 among Barclays Bank PLC, as Collateral Agent, Barclays Bank PLC, as Authorized Representative under the Credit Agreement, Wells Fargo Bank, National Association, as the Initial Other Authorized Representative, and each additional Authorized Representative from time to time party hereto relating to Prime Security Services Borrower, LLC

10.21
First Lien/Second Lien Intercreditor Agreement, dated as of July 1, 2015, between Credit Suisse AG, Cayman Islands Branch, as First Lien Facility Agent and Applicable First Lien Agent, and Credit Suisse AG, Cayman Islands Branch, as Second Lien Facility Agent and Applicable Second Lien Agent relating to Prime Security Services Borrower, LLC

10.22
Receivables Purchase Agreement, dated as of March 5, 2020, among ADT LLC, individually and as servicer, ADT Finance LLC, as seller, various purchasers and purchaser agents from time to time party thereto, and Mizuho Bank, LTD., as Administrative Agent, Arranger, Collateral Agent and Structuring Agent

10.23
Agreement of Amendment to Receivables Purchase Agreement, dated as of April 17, 2020, among ADT LLC, individually and as servicer, ADT Finance LLC, as seller, various purchasers and purchaser agents from time to time party thereto, and Mizuho Bank, LTD., as Administrative Agent, Arranger, Collateral Agent and Structuring Agent

10.24
Second Agreement of Amendment to Receivables Purchase Agreement, dated September 17, 2020, among ADT LLC, individually and as servicer, ADT Finance LLC, as seller, various purchasers and purchaser agents from time to time party thereto, and Mizuho Bank, LTD., as Administrative Agent, Arranger, Collateral Agent and Structuring Agent

10.25*
Third Agreement of Amendment to Receivables Purchase Agreement, dated January 29, 2021, among ADT LLC, individually and as servicer, ADT Finance LLC, as seller, various purchasers and purchaser agents from time to time party thereto, and Mizuho Bank, LTD., as Administrative Agent, Arranger, Collateral Agent and Structuring Agent

10.26	Receivables Sale and Contribution Agreement, dated as of April 17, 2020, between ADT LLC, as Originator and Servicer and ADT Finance Inc., as Buyer
10.27	Trademark Agreement, dated as of September 25, 2012, by and among ADT Services GmbH, ADT US Holdings, Inc., Tyco International Ltd. and The ADT Corporation
10.28	Patent Agreement, dated as of September 26, 2012, by and between Tyco International Ltd. and The ADT Corporation
10.29	Separation and Distribution Agreement, dated September 26, 2012 by and among Tyco International Ltd., Tyco International Finance S.A., The ADT Corporation and ADT LLC
10.30	ADT LLC Supplemental Savings and Retirement Plan, effective as of April 1, 2017
10.31*	Amendment to the ADT LLC Supplemental Savings and Retirement Plan, effective as of December 18, 2017
10.32*	Amendment to the ADT LLC Supplemental Savings and Retirement Plan, effective as of December 24, 2018
10.33*	Amendment to the ADT LLC Supplemental Savings and Retirement Plan, effective as of December 31, 2018
10.34*	Amendment to the ADT LLC Supplemental Savings and Retirement Plan, effective as of February 8, 2019
10.35*	Amendment to the ADT LLC Supplemental Savings and Retirement Plan, effective as of July 29, 2019
10.36	Stockholders Agreement by and between the ADT Inc. and Prime Securities Services TopCo, LP
10.37	Registration Rights Agreement by and between the ADT Inc. and Prime Securities Services TopCo, LP
10.38	Amendment to the Registration Rights Agreement between ADT Inc. and Prime Security Services TopCo Parent, L.P.
10.39	Securities Purchase Agreement, dated as of July 31, 2020, by and between ADT Inc. and Google LLC
10.40	Investor Rights Agreement, dated as of September 17, 2020 by and between ADT Inc. and Google LLC
10.41	Form of Indemnification Agreement by and between the Company and each of its Directors and Executive Officers
10.42+	Amendment to Amended and Restated Employment Agreement, dated May 3, 2019, between The ADT Security Corporation (together with any of its subsidiaries and Affiliates) and Donald Young
10.43+	Amended and Restated Employment Agreement, dated December 19, 2017, between The ADT Security Corporation (together with any of its subsidiaries and Affiliates) and Jamie Haenggi
10.44+	Amended and Restated Employment Agreement, dated December 19, 2017, between The ADT Security Corporation (together with any of its subsidiaries and Affiliates) and Daniel M. Bresingham
10.45+	Amended and Restated Employment Agreement, dated December 19, 2017, between ADT LLC, (together with any of its subsidiaries and Affiliates) and James D. DeVries
10.46+	Amended and Restated Employment Agreement, dated December 19, 2017, between ADT LLC, (together with any of its subsidiaries and Affiliates) and Jeffrey Likosar
10.47+	ADT Inc. 2018 Omnibus Incentive Plan
10.48+	First Amendment to ADT Inc. 2018 Omnibus Incentive Plan dated April 25, 2019
10.49+	Form of Restricted Stock Unit Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan
10.50+	Form of Non-Qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan
10.51+	Form of Non-Qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan (Class B Unit Redemption)
10.52+	Form of Amendment to Non-Qualified Award Agreement for use under ADT Inc. 2018 Omnibus Incentive Plan (Class B Unit Redemption)
10.53+	Form of Common Stock Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan
10.54+	ADT Inc. 2018 Omnibus Incentive Plan Restricted Stock Unit Non-Employee Director Award Agreement
10.55+	Form of Restricted Stock Unit Special Equity Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan
10.56+	Form of Non-Qualified Option Special Equity Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan
10.57+	Second Amended & Restated Employment Agreement with James D. DeVries

10.58+	Amendment to Second Amended & Restated Employment Agreement of James D. DeVries
21*	Subsidiaries of ADT Inc.
23*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
31.2*	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
32.1*	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document
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

ADT Inc.
Date:	February 25, 2021	By:	/s/ James D. DeVries
		Name:	James D. DeVries
		Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2021.

Name	Title
/s/ James D. DeVries	President, Chief Executive Officer and Director (Principal Executive Officer)
James D. DeVries
/s/ Jeffrey Likosar	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
Jeffrey Likosar
/s/ Zachary Susil	Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)
Zachary Susil
/s/ Marc E. Becker	Director (Chairman)
Marc E. Becker
/s/ Andrew D. Africk	Director
Andrew D. Africk
/s/ Stephanie Drescher	Director
Stephanie Drescher
/s/ Tracey Griffin	Director
Tracey Griffin
/s/ Matthew H. Nord	Director
Matthew H. Nord
/s/ Eric L. Press	Director
Eric L. Press
/s/ Reed B. Rayman	Director
Reed B. Rayman
/s/ David Ryan	Director
David Ryan
/s/ Lee J. Solomon	Director
Lee J. Solomon
/s/ Matthew E. Winter	Director
Matthew E. Winter

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of ADT Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of ADT Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill Impairment Assessment -- Commercial Reporting Unit
As described in Note 5 to the consolidated financial statements, the Company’s consolidated goodwill balance was $5.2 billion as of December 31, 2020. Management tests goodwill for impairment at least annually as of the first day of the fourth quarter of each year and more often if an event occurs or circumstances change which indicate it is more-likely-than-not that the estimated fair value of a reporting unit is less than its carrying amount. Under a qualitative approach, the impairment test for goodwill consists of an assessment of whether it is more-likely-than-not that a reporting unit’s estimated fair value is less than its carrying amount. If management elects to bypass the qualitative assessment for any reporting unit, or if a qualitative assessment indicates it is more-likely-than-not that the estimated fair value of a reporting unit is less than its carrying amount, management proceeds to a quantitative approach. Under a quantitative approach, management estimates the fair value of a reporting unit and compares it to its carrying amount. If the carrying amount exceeds fair value, an impairment loss is recognized in an amount equal to that excess. Management estimates the fair values of its reporting units using the income approach, which discounts projected cash flows using market participant assumptions. The income approach includes significant assumptions including, but not limited to, forecasted revenue, operating profit margins, operating expenses, cash flows, perpetual growth rates, and discount rates. Subsequent to the annual goodwill impairment tests in the fourth quarter, the Company’s reporting units changed and now consist of U.S. and Commercial. Management also reallocated a portion of goodwill from the former U.S. reporting unit to the Commercial reporting unit on a relative fair value basis using a market approach that consisted of the application of earnings before interest, taxes, depreciation and amortization (EBITDA) multiples from a selected peer group of publicly-traded companies to arrive at the estimated fair values. Management qualitatively tested the goodwill associated with the U.S. and former Red Hawk reporting units immediately prior to the change and quantitatively tested the goodwill associated with the U.S. and Commercial reporting units immediately following the change.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Commercial reporting unit is a critical audit matter are (i) the significant judgment by management when estimating the fair value of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and audit effort in performing procedures and evaluating management’s significant assumptions related to forecasted revenue, operating profit margins, and operating expenses; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the fair value estimate of the Company’s Commercial reporting unit. These procedures also included, among others, (i) testing management’s process for estimating the fair value of the reporting unit; (ii) evaluating the appropriateness of the income approach; (iii) testing the completeness and accuracy of the underlying data used in the discounted cash flow model; and (iv) evaluating the significant assumptions used by management related to forecasted revenue, operating profit margins, and operating expenses. Evaluating management’s assumptions related to forecasted revenue, operating profit margins, and operating expenses involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting units (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow model.
/s/ PricewaterhouseCoopers LLP
Hallandale Beach, Florida
February 25, 2021
We have served as the Company’s auditor since 2010.

ADT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$204,998	$48,736
Accounts receivable, net of allowance for credit losses of $68,342 and $44,337, respectively	336,033	287,243
Inventories, net	174,839	104,219
Work-in-progress	41,312	34,183
Prepaid expenses and other current assets	210,212	151,102
Total current assets	967,394	625,483
Property and equipment, net	325,716	328,731
Subscriber system assets, net	2,663,228	2,739,296
Intangible assets, net	5,906,690	6,669,645
Goodwill	5,236,302	4,959,658
Deferred subscriber acquisition costs, net	654,019	513,320
Other assets	363,587	247,519
Total assets	$16,116,936	$16,083,652

Liabilities and stockholders' equity
Current liabilities:
Current maturities of long-term debt	$44,764	$58,049
Accounts payable	321,595	241,954
Deferred revenue	345,582	342,359
Accrued expenses and other current liabilities	584,151	477,366
Total current liabilities	1,296,092	1,119,728
Long-term debt	9,447,780	9,634,226
Deferred subscriber acquisition revenue	832,166	673,625
Deferred tax liabilities	990,899	1,166,269
Other liabilities	510,663	305,435
Total liabilities	13,077,600	12,899,283

Commitments and contingencies (See Note 14)

Stockholders' equity:
Preferred stock—authorized 1,000,000 and 250,000 shares of $0.01 par value as of December 31, 2020 and 2019, respectively; zero issued and outstanding	—	—
Common stock—authorized 3,999,000,000 shares of $0.01 par value; issued and outstanding shares of 771,013,638 and 753,622,044 as of December 31, 2020 and 2019, respectively	7,710	7,536
Class B common stock—authorized 100,000,000 and zero shares of $0.01 par value as of December 31, 2020 and 2019, respectively; issued and outstanding shares of 54,744,525 and zero as of December 31, 2020 and 2019, respectively.	547	—
Additional paid-in capital	6,640,763	5,977,402
Accumulated deficit	(3,491,069)	(2,742,193)
Accumulated other comprehensive loss	(118,615)	(58,376)
Total stockholders' equity	3,039,336	3,184,369
Total liabilities and stockholders' equity	$16,116,936	$16,083,652
See Notes to Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2020	2019	2018
Monitoring and related services	$4,186,987	$4,307,582	$4,109,939
Installation and other	1,127,800	818,075	471,734
Total revenue	5,314,787	5,125,657	4,581,673
Cost of revenue (exclusive of depreciation and amortization shown separately below)	1,516,528	1,390,284	1,041,336
Selling, general and administrative expenses	1,722,906	1,406,532	1,246,950
Depreciation and intangible asset amortization	1,913,767	1,989,082	1,930,929
Merger, restructuring, integration, and other	120,208	35,882	(3,344)
Goodwill impairment	—	45,482	87,962
Loss on sale of business	738	61,951	—
Operating income	40,640	196,444	277,840
Interest expense, net	(708,189)	(619,573)	(663,204)
Loss on extinguishment of debt	(119,663)	(104,075)	(274,836)
Other income	8,293	5,012	27,582
Loss before income taxes	(778,919)	(522,192)	(632,618)
Income tax benefit	146,726	98,042	23,463
Net loss	$(632,193)	$(424,150)	$(609,155)

Net loss per share - basic:
Common stock	$(0.82)	$(0.57)	$(0.81)
Class B common stock	$(0.72)	$—	$—

Weighted-average shares outstanding - basic:
Common stock	760,483	747,238	747,710
Class B common stock	15,855	—	—

Net loss per share - diluted:
Common stock	$(0.82)	$(0.57)	$(0.81)
Class B common stock	$(0.74)	$—	$—

Weighted-average shares outstanding - diluted:
Common stock	760,483	747,238	747,710
Class B common stock	17,944	—	—
See Notes to Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2020	2019	2018
Net loss	$(632,193)	$(424,150)	$(609,155)
Other comprehensive (loss) income, net of tax:
Cash flow hedges	(58,114)	(38,103)	(21,284)
Foreign currency translation	—	51,599	(44,656)
Defined benefit pension plans	(2,125)	(93)	(1,832)
Total other comprehensive (loss) income, net of tax	(60,239)	13,403	(67,772)
Comprehensive loss	$(692,432)	$(410,747)	$(676,927)
See Notes to Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balance as of December 31, 2017	641,119	—	$2	$—	$4,435,329	$(998,212)	$(4,007)	$3,433,112
Adoption of accounting standard, net of tax	—	—	—	—	—	34,430	—	34,430
Net loss	—	—	—	—	—	(609,155)	—	(609,155)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(67,772)	(67,772)
Issuance of common stock, net of expenses	105,000	—	1,050	—	1,405,678	—	—	1,406,728
Dividends	—	—	—	—	—	(107,355)	—	(107,355)
Share-based compensation expense	20,756	—	—	—	135,012	—	—	135,012
Other	6	—	6,617	—	(6,672)	(140)	—	(195)
Balance as of December 31, 2018	766,881	—	$7,669	$—	$5,969,347	$(1,680,432)	$(71,779)	$4,224,805
Net loss	—	—	—	—	—	(424,150)	—	(424,150)
Other comprehensive income, net of tax	—	—	—	—	—	—	13,403	13,403
Repurchases of common stock	(23,883)	—	(239)	—	(149,629)	—	—	(149,868)
Dividends, including dividends reinvested in common stock	10,744	—	107	—	67,660	(633,223)	—	(565,456)
Share-based compensation expense	—	—	—	—	85,626	—	—	85,626
Other	(120)	—	(1)	—	4,398	(4,388)	—	9
Balance as of December 31, 2019	753,622	—	$7,536	$—	$5,977,402	$(2,742,193)	$(58,376)	$3,184,369
Adoption of accounting standard, net of tax	—	—	—	—	—	(2,341)	—	(2,341)
Net loss	—	—	—	—	—	(632,193)	—	(632,193)
Other comprehensive income, net of tax	—	—	—	—	—	—	(60,239)	(60,239)
Issuance of common stock, net of expenses	16,279	54,745	163	547	560,871	—	—	561,581
Repurchases of common stock	(1)	—	—	—	(4)	—	—	(4)
Dividends, including dividends reinvested in common stock	2	—	—	—	15	(111,868)	—	(111,853)
Share-based compensation expense	—	—	—	—	96,013	—	—	96,013
Other	1,112	—	11	—	6,466	(2,474)	—	4,003
Balance as of December 31, 2020	771,014	54,745	$7,710	$547	$6,640,763	$(3,491,069)	$(118,615)	$3,039,336
See Notes to Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(632,193)	$(424,150)	$(609,155)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and intangible asset amortization	1,913,767	1,989,082	1,930,929
Amortization of deferred subscriber acquisition costs	96,823	80,128	59,928
Amortization of deferred subscriber acquisition revenue	(124,804)	(107,284)	(79,136)
Share-based compensation expense	96,013	85,626	135,012
Deferred income taxes	(173,415)	(117,889)	(27,338)
Provision for losses on receivables and inventory	119,677	55,452	61,026
Loss on extinguishment of debt	119,663	104,075	274,836
Goodwill impairment	—	45,482	87,962
Loss on sale of business	738	61,951	—
Unrealized loss (gain) on interest rate swap contracts	60,363	8,501	(3,226)
Other non-cash items, net	144,534	129,275	23,471
Changes in operating assets and liabilities, net of the effects of acquisitions and dispositions:
Accounts receivable, net	(84,050)	(94,449)	(60,686)
Contract assets, net	(140,920)	(18,683)	(809)
Inventories and work-in-progress	(60,797)	(14,711)	(2,602)
Accounts payable	65,317	19,325	9,007
Deferred subscriber acquisition costs	(239,838)	(189,988)	(184,674)
Deferred subscriber acquisition revenue	179,874	259,844	256,498
Other, net	25,997	1,530	(83,436)
Net cash provided by operating activities	1,366,749	1,873,117	1,787,607
Cash flows from investing activities:
Dealer generated customer accounts and bulk account purchases	(380,716)	(669,683)	(693,525)
Subscriber system asset expenditures	(418,355)	(542,305)	(576,290)
Purchases of property and equipment	(157,191)	(158,846)	(126,799)
Acquisition of businesses, net of cash acquired	(224,617)	(108,716)	(352,819)
Sale of business, net of cash sold	(2,448)	496,398	—
Other investing, net	45,850	4,975	11,223
Net cash used in investing activities	(1,137,477)	(978,177)	(1,738,210)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of expenses	447,811	—	1,406,019
Proceeds from long-term borrowings	2,640,000	3,403,022	422,875
Proceeds from receivables facility	82,517	—	—
Repayment of long-term borrowings, including call premiums	(3,054,798)	(3,845,195)	(699,637)
Repayment of mandatorily redeemable preferred securities, including redemption premium	—	—	(852,769)
Repayment of receivables facility	(6,742)	—	—
Dividends on common stock	(109,328)	(564,767)	(79,439)
Repurchases of common stock	(4)	(149,868)	—
Deferred financing costs	(29,496)	(54,382)	(337)
Other financing, net	(40,221)	(3,014)	(3,711)
Net cash (used in) provided by financing activities	(70,261)	(1,214,204)	193,001

Effect of currency translation on cash	—	838	(2,018)

Net increase (decrease) in cash and cash equivalents and restricted cash and restricted cash equivalents	159,011	(318,426)	240,380
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	48,736	367,162	126,782
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$207,747	$48,736	$367,162
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
The Company is majority-owned by Prime Security Services TopCo Parent, L.P. (“Ultimate Parent”). Ultimate Parent is majority-owned by Apollo Investment Fund VIII, L.P. and its related funds that are directly or indirectly managed by affiliates of Apollo Global Management, Inc. (together with its subsidiaries and affiliates, “Apollo” or the “Sponsor”).
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
Information on accounting policies and methods related to revenue, leases, acquisitions and dispositions, goodwill and other intangible assets, debt, mandatorily redeemable preferred securities, derivatives, equity, share-based compensation, net loss per share, income taxes, retirement plans, and loss contingencies is included in the respective footnotes that follow. Below is a discussion of accounting policies and methods used in the consolidated financial statements that are not presented in other footnotes.
COVID-19 Pandemic
During March 2020, the World Health Organization declared the outbreak of a novel coronavirus as a pandemic (the “COVID-19 Pandemic”), which has become increasingly widespread in the U.S. Containment efforts and responses to the COVID-19 Pandemic have varied by individuals, businesses, and state and local municipalities, and in certain areas of the U.S., initial and precautionary measures helped mitigate the spread of the coronavirus. However, subsequent easing of such measures resulted in the re-emergence of the coronavirus. The COVID-19 Pandemic has had a notable adverse impact on general economic conditions, including the temporary closures of many businesses, increased governmental regulations, and reduced consumer spending due to significant unemployment and other effects attributable to the COVID-19 Pandemic. In order to continue to both protect its employees and serve its customers, the Company has adjusted and is continuously evolving certain aspects of its operations, which includes (i) detailed protocols for infectious disease safety for employees, (ii) daily wellness checks for employees, and (iii) certain work from home actions, including for the majority of the Company’s call center professionals.
The Company considered the emergence and pervasive economic impact of the COVID-19 Pandemic in its assessment of its financial position, results of operations, cash flows, and certain accounting estimates as of and for the year ended December 31, 2020. Additional information on the impacted estimates is included in the respective footnotes that follow. Due to the evolving and uncertain nature of the COVID-19 Pandemic, it is possible that the effects of the COVID-19 Pandemic could materially impact the Company’s estimates and consolidated financial statements in future reporting periods.
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
Cash and Cash Equivalents and Restricted Cash and Restricted Cash Equivalents
All highly liquid investments with original maturities of three months or less from the time of purchase are considered to be cash equivalents. Restricted cash and restricted cash equivalents are cash and cash equivalents that are restricted for a specific purpose and cannot be included in the general cash and cash equivalents account. Restricted cash and restricted cash equivalents are reflected in prepaid expenses and other current assets in the Consolidated Balance Sheets.
The following table provides a reconciliation of the amount of cash and cash equivalents and restricted cash and restricted cash equivalents reported in the Consolidated Balance Sheets to the total of the same of such amounts shown in the Consolidated Statements of Cash Flows:

	December 31,
(in thousands)	2020	2019	2018
Cash and cash equivalents	$204,998	$48,736	$363,177
Restricted cash and restricted cash equivalents	2,749	—	3,985
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$207,747	$48,736	$367,162
Supplementary Cash Flow Information
The following is a summary of supplementary cash flow information and material non-cash investing and financing transactions, excluding leases, for the periods presented:

	December 31,
(in thousands)	2020	2019	2018
Interest paid, net of interest income	$510,185	$545,206	$688,121
Payments (refunds) on income taxes, net	$25,802	$(1,001)	$6,346
Issuance of shares in lieu of cash dividends	$15	$67,767	$—
Issuance of shares for acquisition of business	$113,841	$—	$—

Refer to Note 3 “Leases” for cash flows and supplemental information associated with the Company’s leases.
Inventories, net
Inventories are primarily comprised of security system components and parts. The Company records inventory at the lower of cost and net realizable value. Inventories are presented net of an obsolescence reserve.
Work-in-Progress
Work-in-progress includes certain costs incurred for customer installations of security system equipment sold outright to customers that have not yet been completed.
Property and Equipment, net
Property and equipment, net, is recorded at historical cost less accumulated depreciation, which is calculated using the straight-line method over the estimated useful lives of the related assets as follows:

Buildings and related improvements	Up to 40 years
Leasehold improvements	Lesser of remaining term of the lease or economic useful life
Capitalized software	3 to 10 years
Machinery, equipment, and other	Up to 10 years
Depreciation expense is included in depreciation and intangible asset amortization in the Consolidated Statements of Operations and was $187 million, $187 million, and $166 million during 2020, 2019, and 2018, respectively. Repairs and maintenance expenditures are expensed when incurred.
The gross carrying amount, accumulated depreciation, and net carrying amount of property and equipment, net, as of the periods presented were as follows:

	December 31,
(in thousands)	2020	2019
Land	$13,120	$13,303
Buildings and leasehold improvements	100,654	87,850
Capitalized software	585,251	465,750
Machinery, equipment, and other	189,768	162,611
Construction in progress	35,971	35,181
Finance leases	121,061	110,289
Accumulated depreciation	(720,109)	(546,253)
Property and equipment, net	$325,716	$328,731
Subscriber System Assets, net and Deferred Subscriber Acquisition Costs, net
The Company capitalizes certain costs associated with transactions in which the Company retains ownership of the security system as well as incremental selling expenses related to acquiring customers. These costs include equipment, installation costs, and other incremental costs and are recorded in subscriber system assets, net, and deferred subscriber acquisition costs, net, in the Consolidated Balance Sheets. These assets embody a probable future economic benefit as they contribute to the generation of future monitoring and related services revenue for the Company.
Subscriber system assets represent capitalized equipment and installation costs incurred in connection with transactions in which the Company retains ownership of the security system. Upon customer termination, the Company may retrieve such assets. Depreciation expense relating to subscriber system assets is included in depreciation and intangible asset amortization in the Consolidated Statements of Operations and was $502 million, $558 million, and $549 million during 2020, 2019, and 2018, respectively.

The gross carrying amount, accumulated depreciation, and net carrying amount of subscriber system assets as of the periods presented were as follows:

	December 31,
(in thousands)	2020	2019
Gross carrying amount	$4,815,286	$4,597,908
Accumulated depreciation	(2,152,058)	(1,858,612)
Subscriber system assets, net	$2,663,228	$2,739,296
Deferred subscriber acquisition costs represent incremental selling expenses (primarily commissions) related to acquiring customers. Amortization expense relating to deferred subscriber acquisition costs included in selling, general and administrative expenses in the Consolidated Statements of Operations was $97 million, $80 million, and $60 million during 2020, 2019, and 2018, respectively.
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
There were no material long-lived asset impairments during 2020, 2019, or 2018.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following as of the periods presented:

	December 31,
(in thousands)	2020	2019
Accrued interest	$123,935	$115,070
Payroll-related accruals	99,771	91,944
Other accrued liabilities	360,445	270,352
Accrued expenses and other current liabilities	$584,151	$477,366
Advertising
Advertising costs are expensed when incurred and are included in selling, general and administrative expenses in the Consolidated Statements of Operations and were $264 million, $160 million, and $143 million during 2020, 2019, and 2018, respectively.
Radio Conversion Costs
During 2018, the Company completed a program to replace 2G cellular technology used in many of its security systems. In 2019, the providers of 3G and Code-Division Multiple Access (“CDMA”) cellular networks notified the Company that they will be retiring their 3G and CDMA networks during 2022. Accordingly, during 2019, the Company commenced a program to replace the 3G and CDMA cellular equipment used in many of its security systems. The Company estimates the range of net costs for this replacement program at $225 million to $300 million through 2022. The Company expects to incur approximately $145 million to $220 million of net costs during 2021. These ranges are net of any revenue the Company collects from customers associated with these radio replacements and cellular network conversions.

The Company seeks to minimize these costs by converting customers during routine service visits whenever possible. During November 2020, the Company acquired Cell Bounce, a technology company with proprietary radio conversion technology in the form of a user-installable device, which is expected to allow for the transition of customers on 3G networks in a cost efficient and timely manner. The replacement program and pace of replacement are subject to change and may be influenced by the Company’s ability to access customer sites due to the COVID-19 Pandemic; cost-sharing opportunities with suppliers, carriers, and customers; and new and innovative technologies.
Radio conversion revenue associated with the replacement program is included in monitoring and related services revenue in the Consolidated Statements of Operations, while radio conversion costs are included in selling, general and administrative expenses in the Consolidated Statements of Operations. The Company incurred $89 million, $30 million, and $5 million of radio conversion costs during 2020, 2019, and 2018, respectively. The Company recognized $37 million and $5 million of incremental radio conversion revenue during 2020 and 2019, respectively. The Company did not recognize incremental radio conversion revenue during 2018.
Merger, Restructuring, Integration, and Other
Merger, restructuring, integration, and other represents certain direct and incremental costs resulting from acquisitions made by the Company, integration costs as a result of those acquisitions, costs related to the Company’s restructuring efforts, as well as fair value remeasurements and impairment charges on certain strategic investments.
Other Income
Other income was not material during 2020 and 2019. During 2018, other income primarily included $22 million of licensing fees as well as a gain of $7.5 million from the sale of equity in a third-party that the Company received as part of a non-recurring settlement.
Concentration of Credit Risks
The majority of the Company’s cash and cash equivalents and restricted cash and restricted cash equivalents are held at major financial institutions. Certain account balances exceed the Federal Deposit Insurance Corporation insurance limits of $250,000 per account, as a result, there is a concentration of credit risk related to amounts in excess of the insurance limits. The Company regularly monitors the financial stability of these financial institutions and believes that there is no exposure to any significant credit risk in cash and cash equivalents and restricted cash and restricted cash equivalents.
The Company’s risk due to the concentration of credit risk associated with accounts receivable is limited due to the significant size of the Company’s customer base.
Fair Value of Financial Instruments
The Company’s financial instruments primarily consist of cash and cash equivalents, restricted cash and restricted cash equivalents, accounts receivable, retail installment contract receivables, accounts payable, debt, and derivative financial instruments. Due to their short-term and/or liquid nature, the fair values of cash, restricted cash, accounts receivable, and accounts payable approximate their respective carrying amounts.
Cash Equivalents - Included in cash and cash equivalents are investments in money market mutual funds. Cash equivalents totaled $143 million as of December 31, 2020. The Company had no cash equivalents as of December 31, 2019. These investments are classified as Level 1 fair value measurements, which represent unadjusted quoted prices in active markets for identical assets or liabilities.
Retail Installment Contract Receivables, net - The fair value of the Company’s retail installment contract receivables was determined using a discounted cash flow model. The resulting fair value is classified as a Level 3 fair value measurement.

The following table presents the net carrying amount and fair value of retail installment contract receivables as of the periods presented:

	December 31, 2020		January 1, 2020(1)
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Retail installment contract receivables, net	$141,591	$112,676	$9,743	$8,946
_________________
(1) Balances reflected are subsequent to the adoption of CECL (as defined below) on January 1, 2020.
Long-Term Debt Instruments - The fair value of the Company’s debt instruments was determined using broker-quoted market prices, which represent prices based on quoted prices for similar assets or liabilities as well as other observable market data. The carrying amounts of debt outstanding, if any, under the Company’s revolving credit facility and receivables facility approximate fair value as interest rates on these borrowings approximate current market rates. The resulting fair value is classified as a Level 2 fair value measurement.
The following table presents the carrying amount and fair value of the Company’s long-term debt instruments that are subject to fair value disclosures as of the periods presented:

	December 31,
	2020		2019
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Debt instruments, excluding finance lease obligations	$9,431,216	$10,127,291	$9,617,491	$10,177,751
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
Guarantees
In the normal course of business, the Company is liable for contract completion and product performance. The Company’s guarantees primarily relate to standby letters of credit related to its insurance programs and totaled $83 million and $47 million as of December 31, 2020 and 2019, respectively. The Company does not believe such obligations will materially affect its financial position, results of operations, or cash flows.
Recently Adopted Accounting Pronouncements
Financial Accounting Standards Board Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instrument, and related amendments, introduces new guidance which makes substantive changes to the accounting for credit losses. This guidance introduces the current expected credit losses model (“CECL”) which applies to financial assets subject to credit losses and measured at amortized cost, as well as certain off-balance sheet credit exposures. The CECL model requires an entity to estimate credit losses expected over the life of an exposure, considering information about historical events, current conditions, and reasonable and supportable forecasts and is generally expected to result in earlier recognition of credit losses. The Company adopted this guidance as of January 1, 2020 using the modified retrospective approach and recognized a cumulative effect adjustment to the opening balance of accumulated deficit with no restatement of comparative periods. The impact of adoption was not material.
ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is classified as a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company adopted the guidance as of January 1, 2020 on a prospective basis, which will result in capitalized implementation costs being classified in the same line item as the fees associated with the cloud computing service agreement in the Consolidated Balance Sheets, Statements of Operations, and Statements of Cash Flows.
ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, provides optional guidance for a limited period of time to ease the potential burden of accounting for reference rate reform. The guidance was effective for the Company beginning on March 12, 2020, and the Company will apply the amendments prospectively through December 31, 2022.

Recently Issued Accounting Pronouncements
ASU 2020-06, Debt with Conversion and Other Options and Derivatives and Hedging - Contracts in Entity’s Own Equity, provides guidance to ease the potential burden of accounting for convertible instruments, derivatives related to an entity’s own equity, and the related earnings per share considerations. This guidance is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company intends to early adopt this guidance in the first quarter of 2021, and the impact of adoption is not anticipated to be material.
2. Revenue and Receivables
The Company generates revenue primarily through contractual monthly recurring fees received for monitoring and related services provided to customers. In transactions in which the Company provides monitoring and related services but retains ownership of the security system, the Company’s performance obligations primarily include monitoring, related services (such as maintenance agreements), and a material right associated with the one-time non-refundable fees received in connection with the initiation of a monitoring contract that the customer will not be required to pay again upon a renewal of the contract, which is referred to as deferred subscriber acquisition revenue. The portion of the transaction price associated with monitoring and related services revenue is recognized when the services are provided to the customer and is reflected in monitoring and related services revenue in the Consolidated Statements of Operations.
Deferred subscriber acquisition revenue is deferred and recorded as deferred subscriber acquisition revenue in the Consolidated Balance Sheets upon initiation of a monitoring contract. Deferred subscriber acquisition revenue is amortized on a pooled basis into installation and other revenue in the Consolidated Statements of Operations over the estimated life of the customer relationship using an accelerated method consistent with the amortization of subscriber system assets and deferred subscriber acquisition costs associated with the transaction. Amortization of deferred subscriber acquisition revenue was $125 million, $107 million, and $79 million in 2020, 2019, and 2018, respectively.
In transactions involving a security system that is sold outright to the customer, the Company’s performance obligations generally include monitoring, related services, and the sale and installation of the security system. For such arrangements, the Company allocates a portion of the transaction price to each performance obligation based on relative standalone selling price, which is determined using observable internal or external pricing and profitability metrics. Revenue associated with the sale and installation of a security system is recognized either at a point in time or over time based upon the nature of the transaction and contractual terms and is reflected in installation and other revenue in the Consolidated Statements of Operations. For revenue recognized over time, progress toward complete satisfaction of the performance obligation is primarily measured using a cost-to-cost measure of progress method. The cost input is based primarily on contract cost incurred to date compared to total estimated contract cost. This measure of progress method includes forecasts based on the best information available and reflects the Company’s judgment to faithfully depict the value of the services transferred to the customer. The portion of the transaction price associated with monitoring and related services revenue is recognized when the services are provided to the customer and is reflected in monitoring and related services revenue in the Consolidated Statements of Operations. Revenue from product sales related to the sale and installation of security systems was $998 million, $709 million, and $393 million during 2020, 2019, and 2018, respectively. Cost of revenue from product sales related to the sale and installation of security systems was $727 million, $574 million, and $318 million during 2020, 2019, and 2018, respectively.
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

The following table sets forth the Company’s revenue disaggregated by source for the periods presented:

	Years Ended December 31,
(in thousands)	2020	2019	2018
Monitoring and related services	$4,186,987	$4,307,582	$4,109,939
Installation and other	1,127,800	818,075	471,734
Total revenue	$5,314,787	$5,125,657	$4,581,673
On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers, using the modified retrospective transition method, whereby the cumulative effect of initially applying the new standard was recognized as an adjustment to the opening balance of stockholders’ equity. Accordingly, the Company recorded a net increase to the opening balance of stockholders’ equity of $34 million, which is net of tax of $12 million.
Equipment Ownership Model Change
During February 2020, the Company launched a new revenue model initiative for certain residential customers, which (i) revised the amount and nature of fees due at installation, (ii) introduced a 60 month monitoring contract option, and (iii) introduced a new retail installment contract which allows qualifying residential customers to repay the fees due at installation over the course of a 24, 36, or 60 month interest-free period. Due to the requirements of the Company’s initial third-party consumer financing program, the Company also transitioned its security system ownership model from a predominately Company-owned model to a predominately customer-owned model (the “Equipment Ownership Model Change”). During May 2020, the Company started to transition its security system ownership model to a predominately Company-owned model as a result of an amendment to its uncommitted receivables securitization financing agreement (the “Receivables Facility”). Refer to Note 6 “Debt” for further discussion regarding the Receivables Facility.
Accounts Receivable, net
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
The changes in the allowance for credit losses during the periods presented were as follows:

	Years Ended December 31,
(in thousands)	2020	2019	2018
Beginning balance	$44,337	$39,765	$34,042
Adoption of CECL	(1,377)	—	—
Provision for credit losses	81,713	56,060	54,558
Write-offs, net of recoveries(1)	(56,331)	(51,488)	(48,835)
Ending balance	$68,342	$44,337	$39,765
________________
(1)The amount of recoveries was not material for the periods presented, as such, the Company presented write-offs, net of recoveries.
Retail Installment Contract Receivables, net
During February 2020, the Company launched a new retail installment contract program, which allows qualifying residential customers to repay the fees due at installation over a 24, 36, or 60 month interest-free period. The financing component of the Company’s retail installment contract receivables is not significant.
Retail installment contracts are available for residential transactions occurring under either a Company-owned model or a customer-owned model. When originating a retail installment contract, the Company utilizes external credit scores to assess credit quality of a customer and to determine eligibility for the retail installment contract. In addition, a customer is required to enroll in the Company’s automated payment process in order to enter into a retail installment contract. Subsequent to origination, the Company monitors the delinquency status of retail installment contract receivables as the key credit quality indicator. As of December 31, 2020, the current and delinquent billed retail installment contract receivables were not material.
Retail installment contract receivables are recorded at amortized cost less an allowance for credit losses that are not expected to be recovered. The allowance for credit losses is recognized at inception and reassessed each reporting period. The allowance for credit losses on retail installment contract receivables was not material for the periods presented.
The following is a summary of unbilled retail installment contract receivables, net, recognized in the Consolidated Balance Sheets as of the periods presented below:

(in thousands)	December 31, 2020	January 1, 2020(1)
Retail installment contract receivables, gross	$145,957	$9,971
Allowance for credit losses	(4,366)	(228)
Retail installment contract receivables, net	$141,591	$9,743
Classification:
Accounts receivable, net	$47,023	$5,867
Other assets	94,568	3,876
Retail installment contract receivables, net	$141,591	$9,743
________________
(1)Balances reflected are subsequent to the adoption of CECL on January 1, 2020.
As of December 31, 2020, $109 million of the Company’s retail installment contract receivables, net, were used as collateral for borrowings under the Receivables Facility.
Contract Assets, net
Contract assets represent rights to consideration in which the Company has transferred goods or services to the customer in the ordinary course of business, however, the Company does not have an unconditional right to such consideration. The contract asset is reclassified to accounts receivable as services are performed and billed, which results in the Company’s unconditional right to the consideration. The Company has the right to bill the customer as service is provided over time, which generally occurs over the course of a 24, 36, or 60 month period. The financing component of contract assets is not significant.
The Company records an allowance for credit losses against its contract assets for expected credit losses that are not expected to be recovered. The allowance for credit losses is recognized at inception and is reassessed each reporting period. The allowance for credit losses on contract assets was not material for the periods presented.
The following is a summary of contract assets, net, related to residential transactions recognized in the Consolidated Balance Sheets as of the periods presented below:

(in thousands)	December 31, 2020	January 1, 2020(1)
Contract assets, gross	$161,563	$24,411
Allowance for credit losses	(29,558)	(3,228)
Contract assets, net	$132,005	$21,183
Classification:
Prepaid expenses and other current assets	$59,382	$9,036
Other assets	72,623	12,147
Contract assets, net	$132,005	$21,183
________________
(1)Balances reflected are subsequent to the adoption of CECL on January 1, 2020.
The Company recognized approximately $183 million of gross contract assets during 2020. Contract assets recognized during 2019 and 2018 were not material.

3. Leases
On January 1, 2019, the Company adopted ASU 2016-02, Leases, and related amendments, which requires lessees to recognize a right-of-use asset and a lease liability for substantially all leases and to disclose key information about leasing arrangements and aligns certain underlying principles of the lessor model with the revenue standard. The Company adopted this guidance using the optional transition method, which allows entities to apply the guidance at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings, if any, in the period of adoption with no restatement of comparative periods. As part of the adoption, the Company elected to apply the package of transitional practical expedients under which the Company did not reassess prior conclusions about lease identification, lease classification, and initial direct costs of existing leases as of the date of adoption. Additionally, the Company elected lessee and lessor practical expedients to not separate non-lease components from lease components. The Company did not elect to apply the hindsight transitional practical expedient to reassess the lease terms of existing lease arrangements as of the date of adoption or the short-term lease recognition exemption. The adoption did not have a material effect on the Consolidated Statements of Operations or Cash Flows.
Company as Lessor
The Company is a lessor in certain transactions in which the Company provides monitoring and related services but retains ownership of the security system as the Company has identified a lease component associated with the right-of-use of the security system and a non-lease component associated with monitoring and related services. For transactions in which the timing and pattern of transfer is the same for the lease and non-lease components, and the lease component would be classified as an operating lease if accounted for separately, the Company applies the practical expedient to aggregate the lease and non-lease components and accounts for the combined component based upon its predominant characteristic, which is the non-lease component. As a result, the Company accounts for the combined component as a single performance obligation under the applicable revenue guidance, and the underlying assets are reflected within subscriber system assets, net, in the Consolidated Balance Sheets.
Certain of the Company’s transactions do not qualify for the practical expedient as the lease component represents a sales-type lease, and as such, the Company separately accounts for the lease component and non-lease component. The Company’s sales-type leases are not material.
Company as Lessee
The Company leases real estate, vehicles, and equipment with various lease terms and maturities that extend out through 2030 from various counterparties as part of normal operations. The Company applies the practical expedient to not separate the lease and non-lease components and accounts for the combined component as a lease. Additionally, the Company’s right-of-use assets and lease liabilities include leases with an initial lease term of 12 months or less.
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

The following table presents the amounts reported in the Company’s Consolidated Balance Sheets related to operating and finance leases as of the periods presented below:

Leases (in thousands)	Classification	December 31, 2020	December 31, 2019
Assets
Current
Operating	Prepaid expenses and other current assets	$684	$1,191
Non-current
Operating	Other assets	138,408	122,464
Finance	Property and equipment, net(a)	54,414	66,001
Total right-of-use assets		$193,506	$189,656
Liabilities
Current
Operating	Accrued expenses and other current liabilities	$30,689	$29,745
Finance	Current maturities of long-term debt	26,955	26,949
Non-current
Operating	Other liabilities	115,694	99,999
Finance	Long-term debt	34,373	47,835
Total lease liabilities		$207,711	$204,528
_________________
(a)Finance right-of-use assets are recorded net of accumulated depreciation of approximately $67 million and $44 million as of December 31, 2020 and 2019, respectively.
The following is a summary of the Company’s lease cost for the presented periods:

	Years Ended December 31,
Lease Cost (in thousands)	2020	2019
Operating lease cost	$56,680	$58,579
Finance lease cost
Amortization of right-of-use assets	24,509	22,957
Interest on lease liabilities	3,122	3,770
Variable lease costs	47,013	48,325
Total lease cost	$131,324	$133,631
The following is a summary of the cash flows and supplemental information associated with the Company’s leases for the presented periods:

	Years Ended December 31,
Other information (in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$56,235	$57,212
Operating cash flows from finance leases	3,122	3,770
Financing cash flows from finance leases	27,956	24,918
Right-of-use assets obtained in exchange for new:
Operating lease liabilities	47,870	51,909
Finance lease liabilities	$15,326	$52,611

The following is a summary of the weighted-average lease term and discount rate for operating and finance leases as of the presented periods:

Lease Term and Discount Rate	December 31, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	4.8	5.0
Finance leases	2.5	3.0
Weighted-average discount rate
Operating leases	5.4%	6.1%
Finance leases	4.8%	5.0%
The following is a maturity analysis related to the Company’s operating and finance leases as of December 31, 2020:

Maturity of Lease Liabilities (in thousands)	Operating Leases	Finance Leases
2021	$36,440	$29,174
2022	38,981	23,218
2023	33,160	10,056
2024	21,541	2,229
2025	14,884	12
Thereafter	21,518	—
Total lease payments	$166,524	$64,689
Less interest	20,141	3,361
Total	$146,383	$61,328

4. Acquisitions and Disposition
From time to time, the Company may pursue business acquisitions that either strategically fit with the Company’s existing core business or expand the Company’s products and services in new and attractive adjacent markets.
The Company accounts for business acquisitions under the acquisition method of accounting. The assets acquired and liabilities assumed in connection with business acquisitions are recorded at the date of acquisition at their estimated fair values, with any excess of the purchase price over the estimated fair values of the net assets acquired recorded as goodwill. Significant judgment is required in estimating the fair value of assets acquired and liabilities assumed and in assigning useful lives to certain definite-lived intangible and tangible assets. Accordingly, the Company may engage third-party valuation specialists to assist in these determinations. The fair value estimates are based on available information as of the acquisition date and on future expectations and assumptions deemed reasonable by management, but are inherently uncertain.
The consolidated financial statements reflect the results of operations of an acquired business starting from the effective date of the acquisition. Expenses related to business acquisitions are recognized as incurred and are included in merger, restructuring, integration, and other in the Consolidated Statements of Operations and were not material during 2020, 2019, and 2018.
Red Hawk Acquisition
In December 2018, the Company acquired all of the issued and outstanding capital stock of Fire & Security Holdings, LLC (“Red Hawk”) (the “Red Hawk Acquisition”), a leader in commercial fire, life safety, and security services, for total consideration of approximately $316 million, which included the assumption of finance lease liabilities of $16 million and cash paid of approximately $299 million, net of cash acquired. The Company funded the Red Hawk Acquisition from a combination of debt financing and cash on hand. This acquisition accelerated the Company's growth in the commercial security market and expanded the Company’s product portfolio with the introduction of commercial fire safety related solutions. As a result of the Red Hawk Acquisition, the Company recognized approximately $122 million of goodwill, the majority of which is deductible for tax purposes, and assigned it to the Red Hawk reporting unit at the time of acquisition. In addition, the Company recognized $110 million of contracts and related customer relationships.
Defenders Acquisition
In January 2020, the Company acquired its largest independent dealer, Defender Holdings, Inc. (“Defenders”) (the “Defenders Acquisition”), for total consideration of approximately $290 million, which consisted of cash paid of $173 million, net of cash acquired, and the issuance of approximately 16 million shares of the Company’s common stock, par value of $0.01 per share, (“Common Stock”) with a fair value of $114 million.
The following table summarizes the purchase price allocation of the estimated fair values as of the date of acquisition of the assets acquired and liabilities assumed:

Fair value of assets acquired and liabilities assumed (in thousands):
Cash	$3,437
Accounts receivable	15,269
Inventories	17,950
Prepaid expenses and other current assets	17,807
Property and equipment	16,486
Goodwill	252,239
Contracts and related customer relationships	17,400
Other assets	18,520
Accounts payable	(14,937)
Deferred revenue	(1,170)
Accrued expenses and other current liabilities	(29,223)
Deferred tax liabilities	(7,655)
Other liabilities	(15,760)
Total consideration transferred	$290,363
The purchase price allocation reflects fair value estimates based on management analysis, including work performed by third-party valuation specialists. The acquired contracts and related customer relationships are amortized over 14 years. The

Company recorded $252 million of goodwill as a result of the Defenders Acquisition, none of which is deductible for tax purposes, and allocated the goodwill to the U.S. reporting unit at the time of acquisition. The goodwill recognized as a result of the Defenders Acquisition reflects the strategic value and expected synergies of Defenders to the Company.
In connection with the Defenders Acquisition, the Company recorded a loss in the amount of $81 million during the first quarter of 2020 from the settlement of a pre-existing relationship with Defenders related to customer accounts purchased from Defenders prior to the Defenders Acquisition. The Company included the loss in merger, restructuring, integration, and other in the Consolidated Statements of Operations, and the associated cash payment is reflected as cash flows from operating activities in the Consolidated Statements of Cash Flows during 2020.
Other Acquisitions
During 2020, excluding the Defenders Acquisition, total consideration related to business acquisitions was approximately $80 million, including $52 million of cash, net of cash acquired. This resulted in the recognition of $24 million of goodwill, $13 million of contracts and related customer relationships, and $43 million of other intangible assets related to developed technology.
During 2019, total consideration related to business acquisitions was approximately $114 million, including $109 million of cash, net of cash acquired. This resulted in the recognition of $47 million of goodwill and $39 million of contracts and related customer relationships.
During 2018, excluding the Red Hawk Acquisition, total consideration related to business acquisitions was approximately $54 million, including $49 million of cash, net of cash acquired. This resulted in the recognition of $24 million of goodwill and $20 million of contracts and related customer relationships.
Disposition of Canadian Operations
During November 2019, the Company sold ADT Security Services Canada, Inc. (“ADT Canada”) to TELUS Corporation (“TELUS”) for a selling price of $514 million (CAD $676 million). In connection with the sale of ADT Canada, the Company and TELUS entered into a transition services agreement whereby the Company provides certain post-closing services to TELUS related to the business of ADT Canada. Additionally, the Company and TELUS entered into a non-competition and non-solicitation agreement pursuant to which the Company will not have any operations in Canada, subject to limited exceptions for cross-border commercial customers and mobile safety applications, for a period of seven years. Finally, the Company and TELUS entered into a patent and trademark license agreement granting (i) the use of the Company’s patents in Canada to TELUS for a period of seven years, and (ii) exclusive use of the Company’s trademarks in Canada for a period of five years and non-exclusive use for an additional two years thereafter.
The sale of ADT Canada did not represent a strategic shift that will have a major effect on the Company’s operations and financial results, and therefore, did not meet the criteria to be reported as discontinued operations.
During 2019, the Company recorded a loss on sale of business of $62 million, which included the reclassification of foreign currency translation from AOCI of approximately $39 million. Additionally, the Company received $496 million of proceeds, net of cash sold of approximately $6 million, related to the sale of ADT Canada, which is reflected in cash flows from investing activities in the Consolidated Statement of Cash Flows. The Company allocated approximately $10 million of proceeds to the patent and trademark license agreement, which is reflected in cash flows from operating activities in the Consolidated Statement of Cash Flows. The impact in connection with the sale of ADT Canada was not material during 2020.
The following represents ADT Canada’s loss before income taxes for the periods presented:

	Years Ended December 31,
(in thousands)	2019	2018
Loss before income taxes	$(39,326)	$(91,760)

5. Goodwill and Other Intangible Assets
Goodwill
Changes in the carrying amount of goodwill during the periods presented were as follows:

	Years Ended December 31,
(in thousands)	2020	2019
Beginning balance	$4,959,658	$5,081,887
Acquisitions	276,340	47,196
Goodwill impairment	—	(45,482)
Disposition	—	(161,652)
Currency translation and other	304	37,709
Ending balance	$5,236,302	$4,959,658
As a result of the sale of ADT Canada during 2019, the Company had no accumulated goodwill impairment losses as of December 31, 2020 and 2019. There were no material measurement period adjustments to purchase price allocations during 2020 or 2019.
Other Intangible Assets
The gross carrying amounts, accumulated amortization, and net carrying amounts of the Company’s other intangible assets as of December 31, 2020 and 2019 were as follows:

	December 31, 2020			December 31, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Contracts and related customer relationships	$8,306,746	$(4,932,590)	$3,374,156	$7,889,864	$(3,798,319)	$4,091,545
Dealer relationships	1,518,020	(379,475)	1,138,545	1,518,020	(299,459)	1,218,561
Other	247,536	(186,547)	60,989	210,775	(184,236)	26,539
Total definite-lived intangible assets	10,072,302	(5,498,612)	4,573,690	9,618,659	(4,282,014)	5,336,645
Indefinite-lived intangible assets:
Trade name	1,333,000	—	1,333,000	1,333,000	—	1,333,000
Intangible assets	$11,405,302	$(5,498,612)	$5,906,690	$10,951,659	$(4,282,014)	$6,669,645
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
The Company maintains a network of agreements with third-party independent alarm dealers who sell alarm equipment and ADT Authorized Dealer-branded monitoring and interactive services to end users (the “ADT Authorized Dealer Program”). The dealers in this program generate new end-user contracts with customers which the Company has the right, but not the obligation, to purchase from the dealer. Purchases of contracts with customers under the ADT Authorized Dealer Program, or from other third parties, are considered asset acquisitions and are recorded at their contractually determined purchase price. The Company may charge back the purchase price of any end-user contract if the contract is canceled during the charge-back period, which is generally thirteen months from the date of purchase. The Company records the amount of the charge back as a reduction to the purchase price.
The Company paid $381 million, $670 million, and $694 million for contracts with customers under the ADT Authorized Dealer Program and from other third parties during 2020, 2019, and 2018, respectively. In 2020, in connection with the Defenders Acquisition, the Company received an advance payment of $39 million for the estimated future dealer charge-backs related to accounts purchased from Defenders prior to the Defenders Acquisition. This amount is included in dealer generated customer accounts and bulk account purchases in the Consolidated Statement of Cash Flows, and it has been materially realized in 2020 as a reduction to contracts and related customer relationships over the course of a 13-month charge-back period.
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
Changes in the net carrying amount of contracts and related customer relationships for the periods presented were as follows:

	Years Ended December 31,
(in thousands)	2020	2019
Beginning balance	$4,091,545	$4,752,377
Acquisition of customer relationships	29,986	38,529
Customer contract additions, net of dealer charge-backs	386,696	669,424
Amortization	(1,134,271)	(1,146,191)
Disposition	—	(208,688)
Currency translation and other	200	(13,906)
Ending balance	$3,374,156	$4,091,545
The weighted-average amortization period for contracts and related customer relationships purchased under the ADT Authorized Dealer Program and from other third parties was 15 years in 2020 and 2019.
In February 2021, the Company purchased customer accounts from a third-party for a total purchase price of $91 million, subject to adjustment based on customer retention, and paid initial cash at closing of $73 million.
Amortization expense for definite-lived intangible assets for the periods presented were as follows:

	Years Ended December 31,
(in thousands)	2020	2019	2018
Definite-lived intangible asset amortization expense	$1,222,398	$1,238,064	$1,206,536
As of December 31, 2020, the estimated aggregate amortization expense for definite-lived intangible assets over the next five years is expected to be as follows:

(in thousands)
2021	$1,147,773
2022	764,140
2023	395,516
2024	320,066
2025	$283,667
Indefinite-Lived Intangible Assets
The Company’s indefinite-lived intangible assets as of December 31, 2020 and 2019 are solely comprised of $1.3 billion related to the ADT trade name acquired as part of the ADT Acquisition.

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
Goodwill
Under a qualitative approach, the impairment test for goodwill consists of an assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying amount. If the Company elects to bypass the qualitative assessment for any reporting unit, or if a qualitative assessment indicates it is more-likely-than-not that the estimated fair value of a reporting unit is less than its carrying amount, the Company proceeds to a quantitative approach.
Under a quantitative approach, the Company estimates the fair value of a reporting unit and compares it to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The Company estimates the fair values of its reporting units using the income approach, which discounts projected cash flows using market participant assumptions. The income approach includes significant assumptions including, but not limited to, forecasted revenue, operating profit margins, operating expenses, cash flows, perpetual growth rates, and discount rates. The estimated fair value of a reporting unit calculated using the income approach is sensitive to changes in the underlying assumptions. In developing these assumptions, the Company relies on various factors including operating results, business plans, economic projections, anticipated future cash flows, and other market data. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying judgments and factors and ultimately impact the estimated fair value determinations may include such items as a prolonged downturn in the business environment, changes in economic conditions that significantly differ from management assumptions in timing or degree, volatility in equity and debt markets resulting in higher discount rates, and unexpected regulatory changes. As a result, there are inherent uncertainties related to these judgments and factors in applying them to the goodwill impairment tests.
As a result of the macroeconomic decline due to the ongoing COVID-19 Pandemic, the Company quantitatively tested the goodwill associated with its U.S and Red Hawk reporting units for impairment as of March 31, 2020. Based on the results of these tests, the Company did not record any goodwill impairment losses associated with its reporting units.
On October 1, 2020, the Company completed its annual goodwill impairment tests by qualitatively testing the goodwill associated with the U.S. and Red Hawk reporting units. Based on the results of these tests, the Company did not record any impairment losses associated with the U.S. and Red Hawk reporting units.
Subsequent to the annual goodwill impairment tests, the Company’s reporting units changed in connection with the recent integration of Red Hawk and other commercial acquisitions and now consist of U.S. and Commercial. The change in reporting units reflects the finalization and integration of financial information and internal reporting structure, as well as changes in the review and availability of discrete financial information. The Commercial reporting unit is comprised of the former Red Hawk reporting unit as well as assets and liabilities and accompanying financial results related to operations associated with commercial customers that were previously assigned to the U.S. reporting unit. The Company also reallocated a portion of goodwill from the former U.S. reporting unit to the Commercial reporting unit on a relative fair value basis using a market approach that consisted of the application of earnings before interest, taxes, depreciation, and amortization (“EBITDA”) multiples from a selected peer group of publicly-traded companies to arrive at the estimated fair values.
During the fourth quarter, the Company qualitatively tested the goodwill associated with the U.S. and former Red Hawk reporting units immediately prior to the change and quantitatively tested the goodwill associated with the U.S. and Commercial reporting units immediately following the change. Based on the results of these tests, the Company did not record any goodwill impairment losses associated with its reporting units. Following the quantitative impairment tests performed as a result of the reporting unit change, the fair values of the new reporting units exceeded their respective carrying amounts, and the Company does not deem there to be a risk of impairment associated with the new reporting units.
The CODM’s evaluation of performance and allocation of resources on a company-wide basis did not change as a result of the change in reporting units during the fourth quarter of 2020.
During 2019, the Company recorded a goodwill impairment loss of $45 million related to the Canada reporting unit in connection with the sale of ADT Canada. During 2018, the Company recorded a goodwill impairment loss of $88 million due to the underperformance of the Canada reporting unit relative to expectations as part of the annual goodwill impairment test.

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
As of October 1, 2020 and 2019, the Company quantitatively tested the ADT trade name for impairment. Based on the results of the tests, the Company did not record any impairment losses associated with the ADT trade name, and the estimated fair value of the trade name significantly exceeded its carrying amount.

6. Debt
Debt as of December 31, 2020 and 2019 was comprised of the following:

(in thousands)					Balance as of December 31,
Debt Description	Issued	Maturity	Interest Rate	Interest Payable	2020	2019
First Lien Term Loan due 2026	9/23/2019	9/23/2026	Adj. LIBOR +3.25%	Quarterly	$2,778,900	$3,102,225
Second Lien Notes due 2028	1/28/2020	1/15/2028	6.250%	1/15 and 7/15	1,300,000	—
Prime Notes	5/2/2016	5/15/2023	9.250%	5/15 and 11/15	—	1,246,000
First Lien Notes due 2024	4/4/2019	4/15/2024	5.250%	2/15 and 8/15	750,000	750,000
First Lien Notes due 2026	4/4/2019	4/15/2026	5.750%	3/15 and 9/15	1,350,000	1,350,000
First Lien Notes due 2027	8/20/2020	8/31/2027	3.375%	6/15 and 12/15	1,000,000	—
ADT Notes due 2021	10/1/2013	10/15/2021	6.250%	4/15 and 10/15	—	1,000,000
ADT Notes due 2022	7/5/2012	7/15/2022	3.500%	1/15 and 7/15	1,000,000	1,000,000
ADT Notes due 2023	1/14/2013	6/15/2023	4.125%	6/15 and 12/15	700,000	700,000
ADT Notes due 2032	5/2/2016	7/15/2032	4.875%	1/15 and 7/15	728,016	728,016
ADT Notes due 2042	7/5/2012	7/15/2042	4.875%	1/15 and 7/15	21,896	21,896
Receivables Facility	3/5/2020	11/20/2025	LIBOR + 1.00%	Monthly	75,775	—
Finance lease obligations	N/A	N/A	N/A	N/A	61,328	74,784
Less: Unamortized debt discount, net					(19,993)	(26,840)
Less: Unamortized deferred financing costs					(64,638)	(58,075)
Less: Unamortized purchase accounting fair value adjustment and other					(188,740)	(195,731)
Total debt					9,492,544	9,692,275
Less: Current maturities of long-term debt					(44,764)	(58,049)
Long-term debt					$9,447,780	$9,634,226
__________________
N/A—Not applicable
First Lien Credit Agreement
Concurrently with the consummation of the Formation Transactions, the Company entered into a first lien credit agreement dated as of July 1, 2015 (together with subsequent amendments and restatements, the “First Lien Credit Agreement”), which includes a term loan facility (the “First Lien Term Loan due 2026”) and a first lien revolving credit facility (the “First Lien Revolving Credit Facility”).
The Company was required to make scheduled quarterly payments equal to 0.25% of the aggregate outstanding principal amount of the First Lien Term Loan due 2026, or approximately $8 million per quarter, with the remaining balance payable at maturity. The Company may make voluntary prepayments on the First Lien Term Loan due 2026 at any time prior to maturity at par. In December 2020, the Company made a $300 million prepayment on the First Lien Term Loan due 2026, which was applied to the remaining required quarterly principal payments.
Additionally, the Company is required to make annual prepayments on the outstanding First Lien Term Loan due 2026 with a percentage of the Company’s excess cash flow, as defined in the First Lien Credit Agreement, if the excess cash flow exceeds a certain specified threshold. As of December 31, 2020, the Company was not required to make an annual prepayment based on the Company’s excess cash flow.
The First Lien Term Loan due 2026 has an interest rate calculated as, at the Company’s option, either (a) LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs (“Adjusted LIBOR”) with a floor of 1.00% or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50% per annum, (ii) the prime rate published by The Wall Street Journal, and (iii) one-month adjusted LIBOR plus 1.00% per annum (“Base Rate”), in each case, plus the applicable margin of 3.25% for Adjusted LIBOR loans and 2.25% for Base Rate loans and is payable on each interest payment date, at least quarterly, in arrears. The applicable margin for borrowings under the First Lien Revolving Credit Facility is 2.75% for Adjusted LIBOR loans and 1.75% for Base Rate loans, in each case, subject to adjustment pursuant to a leverage-based pricing grid.

As of December 31, 2020 and 2019, the Company had $400 million in available borrowing capacity under the First Lien Revolving Credit Facility. In addition, the Company is required to pay a commitment fee between 0.375% and 0.50% (determined based on a net first lien leverage ratio) with respect to the unused commitments under the First Lien Revolving Credit Facility.
The Company’s obligations relating to the First Lien Credit Agreement are guaranteed, jointly and severally, on a senior secured first-priority basis, by substantially all of the Company’s domestic subsidiaries and are secured by first-priority security interests in substantially all of the assets of the Company’s domestic subsidiaries, subject to certain permitted liens and exceptions.
Significant terms of the First Lien Credit Agreement that were in effect during the presented periods were as follows:
Amendment and Restatement dated as of June 29, 2017
In June 2017, the applicable margin utilized in the calculation of interest for the then outstanding $3.4 billion term loan (the “First Lien Term B-1 Loan,” which was replaced in September 2019 by the First Lien Term Loan due 2026 as discussed below) was decreased from 3.25% to 2.75% for Adjusted LIBOR loans and 2.25% to 1.75% for Base Rate loans, and the applicable margin with respect to borrowings under the Revolving Credit Facilities remained at 4.50% for Adjusted LIBOR loans and 3.50% for Base Rate loans, in each case, subject to adjustment pursuant to a leverage-based pricing grid.
Amendment and Restatement dated as of March 16, 2018
In March 2018, certain existing revolving credit facilities with an aggregate capacity of $350 million were replaced with the First Lien Revolving Credit Facility, which had an aggregate commitment of up to $350 million maturing on March 16, 2023, subject to the repayment, extension, or refinancing with longer maturity debt of certain of the Company’s other indebtedness. Borrowings under the First Lien Revolving Credit Facility bear interest at a rate equal to, at the Company’s option, either (a) Adjusted LIBOR or (b) the Base Rate, plus the applicable margin of 2.75% for Adjusted LIBOR loans and 1.75% for Base Rate loans. The applicable margin for borrowings under the First Lien Revolving Credit Facility were subject to one step-down based on a certain specified net first lien leverage ratio.
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
Amendment and Restatement dated as of September 23, 2019
In September 2019, and in connection with an approximately $300 million repayment of the First Lien Term B-1 Loan, the Company amended and restated the First Lien Credit Agreement to refinance and replace the $3.4 billion aggregate principal amount of the First Lien Term B-1 Loan with $3.1 billion aggregate principal amount of the First Lien Term Loan due 2026, which was issued at a 1.00% discount, and make other changes to, among other things, provide the Company with additional flexibility to incur additional indebtedness and fund future distributions to stockholders. Deferred financing costs in connection with this amendment and restatement were not material.

Subsequent Event: Amendment and Restatement dated as of January 27, 2021
In January 2021, the Company amended the First Lien Credit Agreement to refinance the First Lien Term Loan due 2026, which reduced the applicable margin for Adjusted LIBOR loans from 3.25% to 2.75% and reduced the floor from 1.00% to 0.75%. Additionally, the amendment requires the Company to make quarterly payments equal to 0.25% of the aggregate outstanding principal amount of the First Lien Term Loan due 2026, or approximately $7 million per quarter. The Company may make voluntary prepayments on the First Lien Term Loan due 2026 at any time prior to maturity at par, subject to a 1.00% prepayment premium in the event of certain specified events at any time during the six months after the closing date of the amendment.
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
Second Lien Notes due 2028
In January 2020, the Company issued $1.3 billion aggregate principal amount of 6.250% second-priority senior secured notes due 2028 (the “Second Lien Notes due 2028”). The proceeds from the Second Lien Notes due 2028, along with cash on hand and borrowings under the First Lien Revolving Credit Facility, were used to redeem the outstanding $1.2 billion aggregate principal amount of Prime Notes (as defined below) and pay any related fees and expenses, including the call premium.
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
Prime Notes
In connection with the ADT Acquisition, the Company completed the offering of $3.1 billion aggregate principal amount of second-priority secured notes (the “Prime Notes”). The Prime Notes were due at maturity, however, could be redeemed prior to maturity at the Company’s option, subject to certain call premiums.
In February 2018, the Company used approximately $649 million of the net proceeds from the IPO to voluntarily redeem $594 million aggregate principal amount of the Prime Notes and pay the related call premium. In February 2019, the Company redeemed $300 million aggregate principal amount of the outstanding Prime Notes for a total redemption price of approximately $319 million, which included the related call premium. In April 2019, the Company repurchased and cancelled an additional $1 billion aggregate principal amount of the outstanding Prime Notes for a total repurchase price of approximately $1.1 billion, which included the related call premium. In January 2020, the indenture underlying the Prime Notes was discharged, and in February 2020, the outstanding $1.2 billion aggregate principal amount was redeemed for a total redemption price of approximately $1.3 billion, which included the related call premium.

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
The First Lien Notes due 2024 and the First Lien Notes due 2026 are guaranteed, jointly and severally, on a senior secured first-priority basis, by each of the Company’s existing and future direct or indirect wholly-owned material domestic subsidiaries that guarantee the First Lien Credit Agreement.
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
The Company services the transferred retail installment contract receivables and is responsible for ensuring that amounts collected from the transferred retail installment contract receivables are remitted to the SPE. The Company is required to deposit payments received from the transferred retail installment contract receivables into a segregated account subject to the control of the creditors under the Receivables Facility. On a monthly basis, the segregated account is utilized to make required principal, interest, and other payments due under the Receivables Facility. The segregated account is considered restricted cash and is reflected in prepaid expenses and other current assets in the Company’s Consolidated Balance Sheets.
Borrowings under the Receivables Facility along with the transferred retail installment contract receivables are included in the Consolidated Balance Sheets. Borrowings and repayments under the Receivables Facility are reflected as cash flows from financing activities in the Consolidated Statements of Cash Flows.
During 2020, the Company received proceeds of $83 million under the Receivables Facility and repaid $7 million. As of December 31, 2020, the Company had an outstanding balance of $76 million and an uncommitted available borrowing capacity of $124 million under the Receivables Facility. The Receivables Facility did not have a material impact to the Consolidated Statements of Operations.

Variable Interest Entity
The SPE, as described above, meets the definition of a variable interest entity (“VIE”) for which the Company is the primary beneficiary as it has the power to direct the SPE’s activities and the obligation to absorb losses or the right to receive benefits of the SPE. As such, the assets, liabilities, and financial results of operations of the SPE are consolidated in the Company’s consolidated financial statements. As of December 31, 2020, the SPE’s assets and liabilities primarily consisted of unbilled retail installment contract receivables, net, of $109 million and borrowings under the Receivables Facility of $76 million.
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
Loss on Extinguishment of Debt
Loss on extinguishment of debt includes the payment of call and redemption premiums, the write-off of unamortized deferred financing costs and discounts, and certain other expenses associated with extinguishment of debt. During 2020, loss on extinguishment of debt totaled $120 million and included (i) $66 million associated with the call premium and write-off of unamortized deferred financing costs in connection with the $1.2 billion redemption of the Prime Notes in February 2020, (ii) $49 million associated with the call premium and write-off of unamortized fair value adjustments in connection with the $1 billion redemption of the ADT Notes due 2021 in September 2020, and (iii) $5 million associated with the partial write-off of unamortized deferred financing costs and discount in connection with the $300 million repayment of the First Lien Term Loan due 2026 in December 2020.
During 2019, loss on extinguishment of debt totaled $104 million and included (i) $22 million associated with the call premium and partial write-off of unamortized deferred financing costs in connection with the $300 million partial redemption of the Prime Notes in February 2019, (ii) $61 million associated with the call premium and partial write-off of unamortized deferred financing costs in connection with the $1 billion partial redemption of the Prime Notes in April 2019, (iii) $6 million associated with the partial write-off of unamortized deferred financing costs and discount in connection with the $500 million repayment of the First Lien Term B-1 Loan in April 2019, and (iv) $13 million associated with the partial write-off of unamortized deferred financing costs and discount in connection with the amendment and restatement to the First Lien Credit Agreement in September 2019.
During 2018, loss on extinguishment of debt included $62 million primarily associated with the partial redemption of the Prime Notes in February 2018.
Additional fees and costs associated with financing transactions include (i) $5 million in 2020 primarily related to the February 2020 redemption of the Prime Notes, (ii) $23 million in 2019 primarily related to the September 2019 amendment and restatement of the Company’s First Lien Credit Agreement, (iii) and $9 million in 2018 related to the 2018 amendments and restatements of the Company’s First Lien Credit Agreement.

Other
As of December 31, 2020, the aggregate annual maturities of debt, including finance lease obligations, were as follows:

(in thousands)
2021	$46,983
2022	1,041,725
2023	727,304
2024	766,264
2025	8,188
Thereafter	7,178,812
Total maturities of debt	9,769,276
Less: Unamortized debt discount, net	(19,993)
Less: Unamortized deferred financing costs	(64,638)
Less: Unamortized purchase accounting fair value adjustment and other	(188,740)
Less: Amount representing interest on finance leases	(3,361)
Total debt	9,492,544
Less: Current maturities of long-term debt	(44,764)
Long-term debt	$9,447,780
Interest expense on the Company’s debt and interest rate swap contracts was $710 million, $623 million, and $620 million during 2020, 2019, and 2018, respectively.

7. Mandatorily Redeemable Preferred Securities
In May 2016, and in connection with the ADT Acquisition, the Company issued 750,000 shares of mandatorily redeemable preferred securities at a stated value of $1,000 per share and par value of $0.01 per share, and Ultimate Parent issued warrants to Koch Industries, Inc. (the” Koch Investor”) for an aggregate amount of $750 million. The Company allocated $659 million to the mandatorily redeemable preferred securities and reflected this amount net of issuance costs of $27 million, as a liability in the Consolidated Balance Sheet as these securities had a mandatory redemption feature that required repayment at 100% of the stated value, adjusted for any declared but unpaid dividends, in May 2030. The Company allocated the remaining $91 million in proceeds to the related warrants, which was contributed by Ultimate Parent in the form of common equity to the Company, net of $4 million in issuance costs.
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
Prior to redemption, the mandatorily redeemable preferred securities accrued and accumulated preferential cumulative dividends in arrears on their then current stated value. In the event that dividends for any quarter were not paid in cash, they would be added to the then current stated value of the mandatorily redeemable preferred securities. Beginning in the third quarter of 2017, in lieu of declaring and paying the dividend obligation on the mandatorily redeemable preferred securities, the Company elected to increase the accumulated stated value of such securities. Prior to redemption, the reported balance of mandatorily redeemable preferred securities on the Consolidated Balance Sheet reflected approximately $96 million associated with the related dividend obligation, of which approximately $51 million related to 2018 and $45 million related to 2017. The quarterly dividend obligation on these securities was reflected in interest expense, net in the Consolidated Statements of Operations and totaled $51 million in 2018.
8. Derivative Financial Instruments
The Company's derivative financial instruments primarily consist of LIBOR-based interest rate swap contracts, which were entered into with the objective of managing exposure to variability in interest rates on the Company's debt. All interest rate swap contracts are reported in the Consolidated Balance Sheets at fair value. For the interest rate swap contracts that are not designated as cash flow hedges, unrealized gains and losses are recognized in interest expense, net, in the Consolidated Statements of Operations. For the interest rate swap contracts that are designated as cash flow hedges, unrealized gains and losses are recognized as a component of AOCI in the Consolidated Balance Sheets and are reclassified into interest expense, net, in the same period in which the related interest on debt affects earnings. For interest rate swap contracts that have been de-designated as cash flow hedges and for which the forecasted cash flows are probable or reasonably possible of occurring, unrealized gains and losses previously recognized as a component of AOCI are reclassified into interest expense, net, in the same period in which the related interest on variable-rate debt affects earnings through the original maturity date of the related interest rate swap contracts. For interest rate swap contracts that have been de-designated as cash flow hedges and for which the forecasted cash flows are probable of not occurring, unrealized gains and losses previously recognized as a component of AOCI are immediately reclassified into interest expense, net. The cash flows associated with interest rate swap contracts that included an other-than-insignificant financing element at inception are reflected as cash flows from financing activities in the Consolidated Statements of Cash Flows.
As of December 31, 2018, the Company had interest rate swap contracts with an aggregate notional amount of $3.5 billion, of which $2.5 billion were designated as cash flow hedges, with maturities through April 2020 and April 2022. During January and February 2019, the Company entered into additional interest rate swap contracts, which were designated as cash flow hedges, with an aggregate notional amount of $725 million and a maturity of April 2022. In October 2019, and in connection with the refinancing of variable-rate debt under the First Lien Credit Agreement in September 2019, the Company terminated interest rate swap contracts with an aggregate notional amount of $3.8 billion, of which $2.8 billion were designated as cash flow hedges, and concurrently entered into new LIBOR-based interest rate swap contracts, which were designated as cash flow hedges, with an aggregate notional amount of $2.8 billion and maturity of September 2026. As a result, the amount of the unfavorable positions recognized as a component of AOCI related to the terminated cash flow hedges are reclassified into interest expense, net, in the same period in which the related interest on variable-rate debt affects earnings through the original maturity date of the cash flow hedges of April 2022 as the forecasted cash flows are probable or reasonably possible of occurring. Additionally, the new interest rate swap terms represented a blend of the current interest rate environment and the unfavorable positions of the terminated interest rate swap contracts, which resulted in an other-than-insignificant financing element at inception of the new cash flow hedges due to off-market terms.

As of December 31, 2019, the Company had interest rate swap contracts with an aggregate notional amount of $3.2 billion, of which $3 billion were designated as cash flow hedges. As a result of recent changes in the interest rate environment, the Company's interest rate swap contracts designated as cash flow hedges with an aggregate notional amount of $3 billion were no longer highly effective beginning in March 2020. Accordingly, the Company de-designated the cash flow hedges, and the unrealized gains and losses for the period in which these cash flow hedges were no longer highly effective were recognized in interest expense, net. Unrealized losses previously recognized as a component of AOCI prior to de-designation will be reclassified into interest expense, net, in the same period in which the related interest on variable-rate debt affects earnings through the maturity dates of the interest rate swap contracts as the forecasted cash flows are probable or reasonably possible of occurring.
The impact associated with interest rate swap contracts that have been de-designated as cash flow hedges and for which the forecasted cash flows are no longer probable of occurring was not material during 2020, 2019, and 2018.
Below is a summary of the Company’s interest rate swap contracts as of December 31, 2020 (in thousands):

Execution	Maturity	Designation	Notional Amount
January 2019	April 2022	Not designated	$125,000
February 2019	April 2022	Not designated	300,000
October 2019	September 2026	Not designated	2,800,000
Total notional amount			$3,225,000
The unrealized impact of interest rate swap contracts recognized in interest expense, net, in the Consolidated Statements of Operations was a loss of $60 million and $9 million during 2020 and 2019, respectively, and a gain of $3 million during 2018. During 2020, the Company paid $38 million related to settlements on interest rate swap contracts that included an other-than-insignificant financing element at inception, which is reflected in cash flows from financing activities in the Consolidated Statement of Cash Flows. The interest rate swap contracts did not have a material impact to the Consolidated Statements of Cash Flows during 2019 and 2018.
The fair value of the Company’s interest rate swap contracts and related classification in the Consolidated Balance Sheets for the periods presented were as follows:

(in thousands)	December 31, 2020	December 31, 2019
Liabilities
Accrued expenses and other current liabilities	$65,462	$15,334
Other liabilities	210,378	68,884
Fair value of interest rate swaps	$275,840	$84,218

9. Equity
During September 2020, the Company amended its articles of incorporation to authorize the issuance of 100,000,000 shares of Class B common stock, par value of $0.01 per share, (“Class B Common Stock”) as well as to increase the number of authorized shares of preferred stock, par value of $0.01 per share, to 1,000,000. Accordingly, the Company has two classes of common stock, Common Stock and Class B Common Stock, both of which entitle stockholders to one vote for each share of common stock.
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
During January 2018, the Company completed an IPO in which the Company issued and sold 105,000,000 shares of Common Stock at an IPO price of $14.00 per share. The Company received net proceeds of $1.4 billion from the sale of its shares in the IPO after deducting underwriting discounts, commissions, and offering expenses.
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
In connection with the issuance of the Class B Common Stock, the Company and Google entered into an Investor Rights Agreement (the “Investor Rights Agreement”), pursuant to which Google agreed to be bound by customary transfer restrictions and drag-along rights, and be afforded customary registration rights with respect to shares of Class B Common Stock held directly by Google. Under the terms of the Investor Rights Agreement, Google is prohibited, subject to certain exceptions, from transferring any shares of Class B Common Stock or any shares of Common Stock issuable upon conversion of the Class B Common Stock beneficially owned by Google until the earlier of (i) the three-year anniversary of issuance, (ii) the date on which the Commercial Agreement (as defined below) has been terminated under certain specified circumstances, and (iii) June 30, 2022 if the Company breaches certain of its obligations under the Commercial Agreement.
The Company estimated the fair value of the issued Class B Common Stock to be approximately $450 million, which represents a Level 3 fair value measurement. The estimation of the fair value included the following inputs: (i) the price per share of Common Stock, (ii) the length of the holding period restriction, (iii) an expected dividend-yield of 1.5% during the holding period restriction, which was based on the projected dividend run-rate and dividing by the stock price, and (iv) an expected share price volatility of 30% during the holding period restriction period, which was implied based upon an average of historical volatility of publicly traded companies in industries similar to the Company, as the Company did not have sufficient trading history to use as a basis for actual stock price volatility, as well as consideration for the Company’s debt to equity ratio. The intrinsic value of the contingently exercisable beneficial conversion feature related to the ability to convert Class B Common Stock to Common Stock as well as the fair value of Google’s option to purchase additional shares of Class B Common Stock were not material.
Commercial Agreement
In addition to the issuance and sale of Class B Common Stock to Google, the Company and Google entered into a Master Supply, Distribution, and Marketing Agreement (the “Commercial Agreement”), pursuant to which Google has agreed to supply the Company with certain Google devices as well as certain Google video and analytics services (“Google Services”), for sale to the Company’s customers. Subject to customary termination rights related to breach and change of control, the Commercial Agreement has an initial term of seven years from the date that the Google Service is successfully integrated into the Company’s end-user security and automation platform, which is targeted for no later than June 30, 2022. Further, subject to certain carve-outs, the Company has agreed to exclusively sell Google end‐user video and sensing analytics services and smart-home, security and safety devices to the Company’s customers. The exclusivity restriction does not apply to, among others, sales of Blue by ADT DIY products and services, providing services to customers on certain of the Company’s legacy platforms, sales to large commercial customers, and sales of certain devices that Google does not supply to the Company.
The Commercial Agreement specifies that each party will contribute $150 million towards the joint marketing of devices and services, customer acquisition, training of the Company’s employees for the sales, installation, customer service, and maintenance for the product and service offerings, and technology updates for products included in such offerings. Each party is required to contribute such funds in three equal tranches, subject to the attainment of certain milestones.
Dividends
Stockholders are entitled to receive dividends when, as, and if declared by the Company’s board of directors out of funds legally available for that purpose.

During February 2019, the Company approved a dividend reinvestment plan (the “DRIP”), which allows stockholders to designate all or a portion of the cash dividends on their shares of common stock for reinvestment in additional shares of the Company’s Common Stock. The number of shares issued is determined based on the volume weighted average closing price per share of the Company’s Common Stock for the five trading days preceding the dividend payment and adjusted for any discounts, as applicable. The DRIP will terminate in accordance with its terms on February 27, 2021. When dividends are declared, the Company records a liability for the full amount of the dividends. When dividends are settled, the Company reduces the liability and records an increase in Common Stock par value and additional paid-in capital for the portion of dividends settled in shares of common stock under the DRIP.
The Company declared the following cash dividends on common stock during 2020, 2019, and 2018:

Declared Date	Record Date	Payment Date	Common Stock Dividend per Share	Class B Common Stock Dividend per Share
March 15, 2018	March 26, 2018	April 5, 2018	$0.035	$—
May 9, 2018	June 25, 2018	July 10, 2018	$0.035	$—
August 8, 2018	September 18, 2018	October 2, 2018	$0.035	$—
November 7, 2018	December 14, 2018	January 4, 2019	$0.035	$—
March 11, 2019	April 2, 2019	April 12, 2019	$0.035	$—
May 7, 2019	June 11, 2019	July 2, 2019	$0.035	$—
August 6, 2019	September 11, 2019	October 2, 2019	$0.035	$—
November 12, 2019	December 13, 2019	December 23, 2019	$0.700	$—
November 12, 2019	December 13, 2019	January 3, 2020	$0.035	$—
March 5, 2020	March 19, 2020	April 2, 2020	$0.035	$—
May 7, 2020	June 18, 2020	July 2, 2020	$0.035	$—
August 5, 2020	September 18, 2020	October 2, 2020	$0.035	$0.035
November 5, 2020	December 21, 2020	January 4, 2021	$0.035	$0.035
Apollo elected to discontinue participation in the DRIP with respect to dividends on the Company’s Common Stock subsequent to the October 2, 2019 dividend payment.
On February 25, 2021, the Company announced a dividend of $0.035 per share to holders of Common Stock and Class B Common Stock of record on March 18, 2021, which will be distributed on April 1, 2021.
During 2020, the Company declared aggregate dividends of $0.14 per share on Common Stock ($108 million) and $0.07 per share on Class B Common Stock ($4 million). The amount of dividends settled in shares of Common Stock was not material.
During 2019, the Company declared aggregate dividends of $0.84 per share on Common Stock ($633 million), which included a special dividend of $0.70 per share on Common Stock. The amount of dividends settled in shares of Common Stock was approximately $68 million, which resulted in the issuance of 11 million shares of Common Stock.
During 2018, the Company declared aggregate dividends of $0.14 per share on Common Stock ($107 million).
Share Repurchase Program
During February 2019, the Company approved a share repurchase program (the “Share Repurchase Program”), which authorized the Company to repurchase up to $150 million of the Company’s shares of Common Stock through February 27, 2021. During March 2020, the Company approved an increase to $75 million, inclusive of the amount then remaining under the Share Repurchase Program, in the authorized repurchase amount and an extension of the Share Repurchase Program through March 23, 2021.
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
During 2020, there were no material repurchases of shares of Common Stock under the Share Repurchase Program. As of December 31, 2020, the Company had approximately $75 million remaining under the Share Repurchase Program.

During 2019, the Company repurchased 24 million shares of Common Stock for approximately $150 million under the Share Repurchase Program. All of the shares repurchased were treated as retirements and reduced the number of shares issued and outstanding. In addition, the Company recorded the excess of the purchase price over the par value per share as a reduction to additional paid-in capital.
Accumulated Other Comprehensive Loss
The changes in AOCI during the periods presented were as follows:

(in thousands)	Cash Flow Hedges	Foreign Currency Translation	Defined Benefit Pension Plans	Accumulated Other Comprehensive Loss
Balance as of December 31, 2017	$—	$(6,943)	$2,936	$(4,007)
Pre-tax current period change	(28,030)	(51,502)	(2,478)	(82,010)
Income tax benefit	6,746	6,846	646	14,238
Balance as of December 31, 2018	(21,284)	(51,599)	1,104	(71,779)
Pre-tax current period change	(52,093)	59,541	(247)	7,201
Income tax benefit (expense)	13,990	(7,942)	154	6,202
Balance as of December 31, 2019	(59,387)	—	1,011	(58,376)
Pre-tax current period change	(76,807)	—	(2,844)	(79,651)
Income tax benefit	18,693	—	719	19,412
Balance as of December 31, 2020	$(117,501)	$—	$(1,114)	$(118,615)
During 2020, the Company reclassified $54 million and $13 million of AOCI related to accumulated unrealized losses of interest rate swap contracts that have been de-designated as cash flow hedges to interest expense, net, and income tax benefit, respectively.
During 2019, the Company reclassified $39 million and $4 million of AOCI related to foreign currency translation to loss on sale of business and income tax benefit, respectively, as a result of the sale of ADT Canada.
There were no other material reclassifications of AOCI during 2020, 2019, and 2018.
As of December 31, 2020, approximately $61 million of AOCI related to accumulated unrealized losses of interest rate swap contracts that have been de-designated as cash flow hedges is estimated to be reclassified to interest expense, net, within the next twelve months.

10. Share-Based Compensation
The Company grants share-based compensation awards to participants under the 2016 Equity Incentive Plan (the “2016 Plan”) and the 2018 Omnibus Incentive Plan (the “2018 Plan”). Prior to the IPO, Class B Unit awards (“Class B Units”) were issued to certain participants by Ultimate Parent. Share-based compensation expense is included in selling, general and administrative expenses in the Consolidated Statements of Operations and totaled $96 million, $86 million, and $135 million during 2020, 2019, and 2018, respectively.
2016 Plan
As of December 31, 2020, the Company is authorized to issue no more than approximately 5 million shares of Common Stock by the exercise or vesting of granted awards under the 2016 Plan. The Company does not expect to issue additional awards under the 2016 Plan. Unrecognized share-based compensation expense as of December 31, 2020 and share-based compensation expense during 2020, 2019, and 2018 for awards granted under the 2016 Plan were not material.
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
There were no issuances of Class B Units during 2018. Prior to redemption of the Class B Units in connection with the IPO, the share-based compensation expense associated with the Class B Units was not material during 2018.
Class B Unit Redemption
In connection with the IPO, each holder of Class B Units in Ultimate Parent had their entire Class B interest in Ultimate Parent redeemed for the number of shares of the Company’s Common Stock (the “Distributed Shares”) that would have been distributed to such holder under the terms of Ultimate Parent’s operating agreement in a hypothetical liquidation on the date and price of the IPO (the “Class B Unit Redemption”). All vesting conditions for the Distributed Shares are the same as the vesting conditions that existed under the terms of the Class B Units. The Distributed Shares also have certain other restrictions pursuant to the terms and conditions of the Company’s Amended and Restated Management Investor Rights Agreement (the “MIRA”). Furthermore, as part of the Class B Unit Redemption, each holder received both vested and unvested Distributed Shares in the same proportion as the holder’s vested and unvested Class B Units held immediately prior to the IPO. As a result of the Class B Unit Redemption, holders of Class B Units received a total of 20.6 million shares of the Company’s Common Stock (17.8 million of which were unvested at the time of redemption). Of the Distributed Shares issued upon the Class B Unit Redemption, 50% were subject to the vesting conditions that existed for the Class B Unit Service Tranche (the “Distributed Shares Service Tranche”) and 50% were subject to the vesting conditions that existed for the Class B Unit Performance Tranche (the “Distributed Shares Performance Tranche”).
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
The following table summarizes activity related to the Distributed Shares during 2020:

	Performance Tranche
	Number of Distributed Shares	Weighted-Average Grant Fair Value
Unvested as of December 31, 2019	9,988,582	$13.11
Granted	—	—
Vested	—	—
Forfeited	(404,828)	13.21
Unvested as of December 31, 2020	9,583,754	$13.10
Share-based compensation expense associated with the Distributed Shares Service Tranche was $28 million during 2018. Share-based compensation expense associated with the Distributed Shares Performance Tranche was $32 million, $47 million, and $46 million during 2020, 2019, and 2018, respectively.
As of December 31, 2020, unrecognized compensation cost related to the Distributed Shares Performance Tranche was not material.
2018 Plan
In January 2018, the Company approved the 2018 Plan, which became effective upon consummation of the IPO. The 2018 Plan authorizes the issuance of no more than approximately 38 million shares of Common Stock by the exercise or vesting of granted awards, which are generally stock options and restricted stock units (“RSUs”). During 2019, the Company amended the 2018 Plan to increase the number of authorized shares of Common Stock to be issued under the 2018 Plan to approximately 88 million shares. Awards issued under the 2018 Plan include retirement provisions that allow awards to continue to vest in accordance with the granted terms in its entirety or on a pro-rata basis when a participant reaches retirement eligibility, as long as 12 months of service have been provided since the date of grant. Accordingly, share-based compensation expense for service-based awards is recognized on a straight-line basis over the vesting period, or on an accelerated basis for retirement-eligible participants where applicable. The Company accounts for forfeitures as they occur.
Under the terms of the 2018 Plan, RSUs are entitled to dividend equivalent units (“DEUs”), which are granted as additional RSUs and are subject to the same vesting and forfeiture conditions as the underlying RSUs. DEUs are charged against accumulated deficit when dividends are paid.
The 2018 Plan’s provisions allow for adjustments to the exercise price of options upon the occurrence of certain events, such as changes in capital or operating structure. On December 23, 2019, the Company paid a special dividend of $0.70 per share of Common Stock. The exercise price of all options granted under the 2018 Plan prior to the payment of the special dividend were adjusted downward by $0.70 in accordance with plan provisions.
The Company satisfies the exercise of options and the vesting of RSUs through the issuance of authorized but previously unissued shares of Common Stock.
Top-up Options
In connection with the Class B Unit Redemption, the Company granted 12.7 million options to holders of Class B Units (the “Top-up Options”). The Top-up Options have an exercise price equal to the initial public offering price per share of the Company’s Common Stock, as adjusted in accordance with 2018 Plan provisions, and a contractual term of ten years from the grant date. Similar to the vesting conditions outlined above for the Distributed Shares, the Top-up Options contain a tranche subject to service-based vesting (the “Top-up Options Service Tranche”) and a tranche subject to vesting based upon the achievement of certain investment return thresholds by Apollo (the “Top-up Options Performance Tranche”). Recipients of the Top-up Options received both vested and unvested Top-up Options in the same proportion as the vested and unvested Class B Units held immediately prior to the IPO and Class B Unit Redemption. These vesting conditions are the same vesting conditions as those attributable to the Distributed Shares, including the condition that accelerated vesting of the unvested options in the Top-up Options Service Tranche, causing such options to become fully vested six months from the date of the

IPO, which occurred in July 2018. Any shares of the Company’s Common Stock acquired upon exercise of the Top-up Options will be subject to the terms of the MIRA.
The Company used a Monte Carlo simulation to estimate the fair value of the Top-up Options, as well as the derived service period for the Top-up Options Performance Tranche. Significant assumptions included in the simulation were the risk-free interest rate, the expected volatility, and the expected dividend yield. The Company selected a risk-free interest rate of 2.43%, which was based on a five-year U.S. Treasury with a zero-coupon rate. The Company selected a stock price volatility of 30%, which was implied based upon an average of historical volatilities of publicly traded companies in industries similar to the Company, as the Company did not have sufficient trading history to use as a basis for actual stock price volatility. The Company also assumed a 1% dividend yield. The expected average exercise term was derived based on an average of the outcomes of various scenarios performed under the Monte Carlo simulation.
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
The following table summarizes activity related to the Top-up Options granted under the 2018 Plan during 2020:

	Service Tranche		Performance Tranche
	Number of Top-up Options	Weighted-Average Exercise Price	Number of Top-up Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value(a)	Weighted-Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2019	5,974,369	$13.30	6,165,146	$13.30
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	(241,173)	13.30
Outstanding as of December 31, 2020	5,974,369	$13.30	5,923,973	$13.30	—	7.0
Exercisable as of December 31, 2020	5,974,369	$13.30	—	$—	—	7.0
________________________
(a)The intrinsic value represents the amount by which the fair value of the Company’s Common Stock exceeds the option exercise price as of December 31, 2020.
Share-based compensation expense associated with the Top-up Options Service Tranche was $32 million during 2018. Share-based compensation expense associated with the Top-up Options Performance Tranche was $7 million, $11 million, and $11 million during 2020, 2019, and 2018, respectively.
As of December 31, 2020, unrecognized compensation cost related to the Top-up Options Performance Tranche was not material.
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
The grant date fair values of options granted under the 2018 Plan were determined using the Black-Scholes valuation approach with the following assumptions:

	Years Ended December 31,
	2020	2019	2018
Risk-free interest rate	0.51% - 1.40%	1.58% - 2.51%	2.52% - 2.85%
Expected exercise term (years)	6	6.0 - 6.5	6.5
Expected dividend yield	2.2% - 2.7%	2.0% - 2.7%	1.0% - 2.1%
Expected volatility	45% - 46%	41% - 42%	30% - 39%

The risk-free interest rate was based on U.S. Treasury bonds with a zero-coupon rate. The Company did not have sufficient historical exercise data, and, as such, the Company estimated the expected exercise term based on factors such as vesting period, contractual period, and other share-based compensation awards with similar terms and conditions. The dividend yield was calculated by taking the annual dividend run-rate and dividing by the stock price at date of grant. The stock price volatility was implied based upon an average of historical volatility of publicly traded companies in industries similar to the Company, as the Company did not have sufficient trading history to use as a basis for actual stock price volatility, as well as consideration for the Company’s debt to equity ratio.
The weighted-average grant date fair values of options granted during 2020, 2019, and 2018 were $1.77, $2.20, and $3.92, respectively.
The following table summarizes activity related to options granted under the 2018 Plan during 2020:

	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value(a)	Weighted-Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2019	16,511,587	$7.28
Granted	8,576,746	5.31
Exercised	(349,287)	5.55
Forfeited	(547,926)	7.83
Outstanding as of December 31, 2020	24,191,120	$6.60	$45,935	8.4
Exercisable as of December 31, 2020	2,771,380	$5.82	$5,742	8.1
________________________
(a)The intrinsic value represents the amount by which the fair value of the Company’s Common Stock exceeds the option exercise price as of December 31, 2020. Amounts are presented in thousands.
Share-based compensation expense associated with options granted under the 2018 Plan was $16 million, $12 million, and $7 million during 2020, 2019, and 2018, respectively. The cash flow and the intrinsic value of options exercised were not material during 2020, 2019, and 2018.
As of December 31, 2020, unrecognized compensation cost related to options granted under the 2018 Plan was $23 million, which will be recognized over a period of 2.0 years.
Restricted Stock Units
RSUs granted under the 2018 Plan are primarily service-based awards that vest over a three-year period from the date of grant and have a fair value equal to the closing price per share of the Company’s Common Stock on the date of grant.
The following table summarizes activity related to RSUs (including DEUs) granted under the 2018 Plan during 2020:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2019	7,259,086	$7.51
Granted	12,321,542	5.97
Vested	(1,759,331)	6.55
Forfeited	(1,058,023)	6.18
Unvested as of December 31, 2020	16,763,274	$6.56
Share-based compensation expense associated with RSUs granted under the 2018 Plan was $39 million, $14 million, and $6 million during 2020, 2019, and 2018, respectively. The fair value of RSUs that vested and converted to shares of Common Stock was not material during 2020, 2019, and 2018.
As of December 31, 2020, unrecognized compensation cost related to RSUs granted under the 2018 Plan was $57 million, which will be recognized over a period of 2.1 years.

11. Net Loss per Share
The Company applies the two-class method for computing and presenting net loss per share for each class of common stock. The two-class method allocates current period net loss to each class of common stock and participating securities based on (i) dividends declared and (ii) participation rights in the remaining undistributed losses.
Basic net loss per share is computed by dividing the net loss allocated to each class of common stock using the two-class method by the related weighted-average number of shares outstanding during the period.
Diluted net loss per share gives effect to all securities representing potential common shares that were dilutive and outstanding during the period for each class of common stock. Potential shares of Common Stock include (i) incremental shares of Common Stock calculated using the treasury stock method for share-based compensation awards, (ii) incremental shares of Common Stock issuable upon the conversion of Class B Common Stock, and (iii) incremental shares of Common Stock calculated using the treasury stock method for warrants to purchase additional shares of Common Stock that were issued in connection with a business combination. Potential shares of Class B Common Stock include (i) incremental shares of Class B Common Stock calculated using the treasury stock method for the period in which the Securities Purchase Agreement was outstanding prior to closing and (ii) incremental shares of Class B Common Stock calculated using the treasury stock method for Google’s option to purchase additional shares of Class B Common Stock prior to closing.
For purposes of the diluted net loss per share of Common Stock computation, all potential shares of Common Stock that would be dilutive were excluded because their effect would be anti-dilutive. As a result, basic net loss per share of Common Stock is equal to diluted net loss per share of Common Stock for the periods presented. Accordingly, the potential shares of Common Stock that were excluded from the computation of diluted loss per share of Common Stock were (i) share-based compensation awards of approximately 66 million, 50 million, and 33 million during 2020, 2019, and 2018, respectively, (ii) shares of Class B Common Stock of 55 million during 2020, and (iii) warrants to purchase additional shares of Common Stock of 2 million during 2020.
The computations of basic and diluted net loss per share for each class of common stock for the periods presented are as follows:

	Years Ended December 31,
	2020		2019		2018
(in thousands, except per share amounts)	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Allocation of net loss - basic	$(620,856)	$(11,337)	$(424,150)	$—	$(609,155)	$—
Effect of dilutive potential shares of Class B common stock on allocated net loss	—	(1,952)	—	—	—	—
Allocation of net loss - diluted	$(620,856)	$(13,289)	$(424,150)	$—	$(609,155)	$—

Weighted-average shares outstanding - basic	760,483	15,855	747,238	—	747,710	—
Dilutive potential shares of Class B common stock	—	2,089	—	—	—	—
Diluted weighted-average shares outstanding	760,483	17,944	747,238	—	747,710	—

Net loss per share - basic	$(0.82)	$(0.72)	$(0.57)	$—	$(0.81)	$—
Net loss per share - diluted	$(0.82)	$(0.74)	$(0.57)	$—	$(0.81)	$—

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

Significant components of loss before income taxes for the periods presented were as follows:

	Years Ended December 31,
(in thousands)	2020	2019	2018
United States	$(782,256)	$(422,674)	$(510,251)
Foreign	3,337	(99,518)	(122,367)
Loss before income taxes	$(778,919)	$(522,192)	$(632,618)
Significant components of income tax benefit for the periods presented were as follows:

	Years Ended December 31,
(in thousands)	2020	2019	2018
Current:
Federal	$370	$(2,503)	$(837)
State	(27,059)	(14,501)	(6,511)
Foreign	—	(2,843)	3,473
Current income tax expense	(26,689)	(19,847)	(3,875)

Deferred:
Federal	133,646	89,495	23,872
State	39,842	24,924	(4,401)
Foreign	(73)	3,470	7,867
Deferred income tax benefit	173,415	117,889	27,338
Income tax benefit	$146,726	$98,042	$23,463
The reconciliation between the actual effective tax rate on continuing operations and the statutory U.S. federal income tax rate for the periods presented were as follows:

	Years Ended December 31,
	2020	2019	2018
Statutory federal tax rate	21.0%	21.0%	21.0%
Statutory state tax rate, net of federal benefits	2.9%	1.4%	1.4%
Non-deductible and non-taxable charges	(3.1)%	0.5%	(10.3)%
Valuation allowance	(1.5)%	(9.4)%	1.0%
Non-deductible share-based compensation	(0.1)%	(0.3)%	(5.8)%
Prior year tax return adjustments	(0.3)%	(0.6)%	3.8%
Legislative changes	—%	(1.2)%	(3.2)%
Non-deductible goodwill impairment	—%	(2.3)%	(3.7)%
Amended returns	0.1%	1.9%	—%
Net capital losses from sale of business	0.4%	6.8%	—%
Other	(0.6)%	1.0%	(0.5)%
Effective tax rate	18.8%	18.8%	3.7%

The components of the Company's net deferred tax liabilities as of December 31, 2020 and 2019 were as follows:

(in thousands)	December 31, 2020	December 31, 2019
Deferred tax assets:
Accrued liabilities and reserves	$114,950	$109,000
Tax loss and credit carryforwards	652,690	669,777
Disallowed interest carryforward	57,043	136,029
Postretirement benefits	10,221	10,096
Deferred revenue	104,791	107,617
Other	113,586	78,913
Total deferred tax assets	1,053,281	1,111,432
Valuation allowance	(68,013)	(56,841)
Deferred tax assets, net of valuation allowance	$985,268	$1,054,591

Deferred tax liabilities:
Subscriber system assets	$(684,110)	$(709,908)
Intangible assets	(1,271,722)	(1,427,221)
Other	(18,610)	(81,934)
Total deferred tax liabilities	(1,974,442)	(2,219,063)
Net deferred tax liabilities	$(989,174)	$(1,164,472)
The valuation allowance for deferred tax assets relates to the uncertainty of the utilization of certain U.S. federal and state deferred tax assets. In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence, which include its past operating results, the existence of cumulative losses in the most recent years, and its forecast of future taxable income. In estimating future taxable income, the Company develops assumptions related to the amount of future pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates the Company is using to manage its underlying businesses. The Company believes that it is more-likely-than-not that it will generate sufficient future taxable income to realize its deferred tax assets, net of valuation allowance.
The changes in the valuation allowance for deferred tax assets for the periods presented were as follows:

	Years Ended December 31,
(in thousands)	2020	2019	2018
Beginning balance	$(56,841)	$(9,558)	$(16,730)
Income tax (expense) benefit	(11,999)	(49,291)	5,696
Write-offs and other	827	2,008	1,476
Ending balance	$(68,013)	$(56,841)	$(9,558)

As of December 31, 2020, the Company had approximately $2.4 billion of U.S. federal net operating loss (“NOL”) carryforwards with expiration periods between 2021 and 2037. Although future utilization will depend on the Company’s actual profitability and the result of income tax audits, the Company anticipates that the majority of its U.S federal NOL carryforwards will be fully utilized prior to expiration. Most of the Company’s U.S. federal NOL carryforwards are subject to limitation due to “ownership changes,” which have occurred under Internal Revenue Code (“IRC”) Section 382. The Company does not, however, expect that this limitation will impact its ability to utilize the U.S. federal NOL carryforwards.
As of December 31, 2020, the Company’s valuation allowance for deferred tax assets was primarily related to capital loss carryforwards in both the U.S. and Canada primarily generated in connection with the sale of ADT Canada during 2019. The remainder of the Company’s valuation allowance related to other tax attributes not expected to be realized prior to expiration or due to limitations.
The Tax Cuts and Jobs Act of 2017 introduced IRC Section 163(j), which limits the deductibility of interest expense and allows for the excess to be carried forward indefinitely. As of December 31, 2020, the Company has not recorded a valuation allowance against the disallowed interest carryforward as the Company believes it has sufficient sources of future taxable income to realize the related tax benefit.
Unrecognized Tax Benefits
The Company recognizes positions taken or expected to be taken in a tax return in the consolidated financial statements when it is more-likely-than-not (i.e., a likelihood of more than 50%) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit with greater than 50% likelihood of being realized upon ultimate settlement. The Company records liabilities for positions that have been taken but do not meet the more-likely-than-not recognition threshold. The Company adjusts the liabilities for unrecognized tax benefits in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a change to the estimated liabilities. The Company includes interest and penalties associated with unrecognized tax benefits as income tax expense and as a component of the recorded balance of unrecognized tax benefits, which is reflected in other liabilities or net of related tax loss carryforwards in the Consolidated Balance Sheets. Interest and penalties associated with unrecognized tax benefits were not material to the Company's consolidated financial statements for the periods presented.
As of December 31, 2020 and 2019, the Company had unrecognized tax benefits, exclusive of interest and penalties, of $66 million and $65 million, respectively. The following is a rollforward of unrecognized tax benefits for the periods presented:

	Years Ended December 31,
(in thousands)	2020	2019	2018
Beginning balance	$65,117	$80,201	$71,330
Gross increase related to prior year tax positions	1,348	5,666	17,738
Gross decrease related to prior year tax positions	(732)	(5,237)	(1,977)
Increases related to current year tax positions	—	1,000	228
Increases related to acquisitions	400	1,145	—
Decreases related to dispositions	—	(14,043)	—
Decrease related to settlements with taxing authorities	—	(3,717)	(3,662)
Decreases related to lapse of statute of limitation	(143)	(460)	(2,178)
Other changes not impacting the statement of operations	—	562	(1,278)
Ending balance	$65,990	$65,117	$80,201
The Company’s unrecognized tax benefits relate to tax years that are subject to audit by the taxing authorities in the U.S. federal, state and local, and foreign jurisdictions. Based on the current tax statutes and status of its income tax audits, the Company does not expect any significant portion of its unrecognized tax benefits to be resolved in the next twelve months.
The Company files a consolidated return for its U.S. entities and separate returns for each Canadian entity. The income tax returns are subject to audit by the taxing authorities. These audits may culminate in proposed assessments which may ultimately result in a change to the estimated income taxes. The following is a summary of open tax years by jurisdiction:

Jurisdiction	Years Open to Audit
Federal	2017 - 2019
State	2010 - 2019
Canada	2016 - 2019
COVID-19 Pandemic
In response to the COVID-19 Pandemic, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law during March 2020 and included significant corporate income tax and payroll tax provisions intended to provide economic relief to address the impact of the COVID-19 Pandemic. The Company is continuing to assess these corporate tax provisions and has recognized favorable cash flow impacts related to the accelerated refund of previously generated alternative minimum tax credits, as well as from the deferral of remittance of certain 2020 payroll taxes, with 50% of the deferred amount due by the end of 2021, and the remainder due by the end of 2022. The Company also recognized a benefit from an increase in the interest expense limitation from 30% to 50% for tax years 2019 and 2020.
In addition, states have begun proposing and enacting legislation to address the unfavorable financial impacts of the COVID-19 Pandemic, which includes tax rate changes, decoupling from favorable federal legislation under the CARES Act (such as an increased interest expense limitation from 30% to 50%), and limiting the use of NOLs. As of December 31, 2020, there has been no material impact to the Company from these state legislative changes. However, the Company expects the trend to continue and these changes could have material impacts to the Company’s results of operations and cash flows. The Company will continue to assess the impacts as states finalize and enact these legislative changes.
13. Retirement Plans
Defined Contribution Plans
The Company maintains qualified defined contribution plans, which include 401(k) matching programs in the U.S., as well as similar matching programs in Canada prior to the sale of ADT Canada. Expense for the defined contribution plans is computed as a percentage of participants’ compensation and was $40 million, $34 million, and $28 million during 2020, 2019, and 2018, respectively.
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
Defined Benefit Plans
The Company provides a defined benefit pension plan and certain other postretirement benefits to certain employees. These plans are frozen and are not material to the Company’s consolidated financial statements. As of December 31, 2020 and 2019, the fair values of pension plan assets were $87 million and $72 million, respectively, and the fair values of projected benefit obligations were $99 million and $91 million, respectively. As a result, the plans were underfunded by approximately $12 million and $18 million as of December 31, 2020 and 2019, respectively, and were recorded as a net liability in the Consolidated Balance Sheets. Net periodic benefit cost associated with these plans was not material during 2020, 2019, and 2018.
Deferred Compensation Plan
The Company maintains a non-qualified supplemental savings and retirement plan, which permits eligible employees to defer a portion of their compensation. Deferred compensation liabilities were $28 million and $21 million as of December 31, 2020 and 2019, respectively, and were recorded in other liabilities in the Consolidated Balance Sheets. Deferred compensation expense was not material during 2020, 2019, and 2018.
14. Commitments and Contingencies
Contractual Obligations
The following table provides a schedule of commitments related to agreements to purchase certain goods and services, including purchase orders, entered into in the ordinary course of business as of December 31, 2020 (in thousands):

2021	$177,024
2022	58,714
2023	48,245
2024	17,201
2025	12,324
Thereafter	19,578
Total	$333,086
In addition to the contractual obligations shown above, the Commercial Agreement with Google requires the Company and Google to each contribute $150 million towards certain joint commercial efforts. Each party is required to contribute such funds in three equal tranches, subject to the attainment of certain milestones. Refer to Note 9 “Equity” for further details.

During the first quarter of 2021, the Company entered into commitments of approximately $54 million to purchase certain parts used in the program to replace 3G and CDMA cellular equipment used in the Company’s security systems.
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
The Company’s accrual for ongoing claims and lawsuits not within scope of an insurance program was not material and in most cases the Company has not accrued for any losses as the ultimate outcome or the range of possible loss cannot be estimated. The Company’s accrual for ongoing claims and lawsuits within scope of an insurance program totaled $89 million and $105 million as of December 31, 2020 and 2019, respectively.
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
Shareholder Litigation
Five substantially similar shareholder class action lawsuits related to the IPO in January 2018 were filed in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida in March, April, and May 2018 and were consolidated for discovery and trial and entitled In re ADT Inc. Shareholder Litigation. The consolidated complaint in that action asserts claims on behalf of a putative class of shareholder plaintiffs and sought to represent a class of similarly situated shareholders for alleged violations of the Securities Act of 1933, as amended (the “Securities Act”). The complaint alleges that the Company defendants violated the Securities Act because the registration statement and prospectus used to effectuate the IPO were false and misleading in that they allegedly misled investors with respect to litigation involving the Company, the Company’s efforts to protect its intellectual property, and the competitive pressures faced by the Company. A similar shareholder class action lawsuit entitled Perdomo v ADT Inc., also related to the IPO in January 2018, was filed in the U.S. District Court for the Southern District of Florida in May 2018. In September 2019, the parties reached an agreement in principle to settle both the state court and the federal court actions. In connection with the agreement, the plaintiffs in the Perdomo action voluntarily dismissed the action without prejudice in October 2019. The parties agreed to a Stipulation of Settlement in September 2020. In January 2021, the State Court entered an order granting final approval of the settlement.
California Independent Contractor Litigation
In August 2017, Jabra Shuheiber filed civil litigation in Marin County Superior Court on behalf of himself and two other individuals asserting wage and hour violations against the Company. The action is entitled Jabra Shuheiber v. ADT, LLC (Case Number CV 1702912, Superior Court, Marin County). Mr. Shuheiber was the owner/operator of a sub-contractor, Maximum Protection, Inc. (“MPI”), who employed the other two plaintiffs in the litigation. In August 2018, in response to the California Supreme Court’s decision in Dynamex Operations West, Inc. v. Superior Court of Los Angeles County, counsel for Mr. Shuheiber provided the Company with a proposed amended complaint that modified the wage and hour claims such that they were brought on a class basis. The proposed class is not clearly defined but appears to be composed of two groups of individuals: 1) individual owners of sub-contractors who performed services for the sub-contractor; and 2) individuals with no ownership interest in a sub-contractor who were employed by the sub-contractor and provided services pursuant to a contract between the sub-contractor and the Company. In October 2018, the Company answered the plaintiffs’ first amended complaint and filed a cross-complaint against the plaintiffs’ sub-contracting company for indemnification pursuant to the term of ADT’s sub-contract. In November 2019, the parties reached a settlement agreement in principle. The settlement was documented and received preliminary approval from the court in July 2020. The court granted final approval of the settlement in January 2021.
Los Angeles Alarm Permit Class Action
In June 2013, the Company was served with a class action complaint in California State Court entitled Villegas v. ADT. In this complaint, the plaintiff asserted that the Company violated certain provisions of the California Alarm Act and the Los Angeles Municipal Alarm Ordinance for its alleged failures to obtain alarm permits for its Los Angeles customers and disclose the alarm permit fee in its customer contracts. The plaintiff seeks to recover damages for putative class members who were required to pay enhanced false alarm fines as a result of the Company not obtaining a valid alarm permit at the time of alarm system installation. The case was initially dismissed by the trial court and judgment was entered in the Company’s favor in October 2014, which the plaintiff appealed. In September 2016, the California Appellate Court reversed and remanded the case back to the trial court. In November 2018, the trial court granted the plaintiff’s motion for class certification and certified four subclasses of customers who received fines from the City of Los Angeles. The case settled in January 2020, and the settlement received preliminary approval from the court in February 2021.
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
Unauthorized Access by a Former Technician
In April 2020, after investigating a customer inquiry, the Company self-disclosed that a former technician based in Dallas, Texas had, during service visits, added his personal email address to approximately 200 of the Company’s customers’ accounts, which provided this employee with varying levels of unauthorized personal access to such customers’ in-home security systems. In response, the Company initiated an affirmative outreach effort to notify all customers affected by this activity and to address their concerns. Since the disclosure, three lawsuits have been filed against the Company, and the Company intervened in a fourth lawsuit filed against the former technician.
In May 2020, the Company was served with a class action complaint in a case captioned Shana Doty v. ADT LLC and filed in the U.S. District Court for the Southern District of Florida. By an amended complaint, the plaintiff asserts causes of action on behalf of herself and other Company customers similarly situated, and seeks to recover damages for breach of contract, negligence, intrusion upon seclusion, violation of the Computer Fraud and Abuse Act, negligent hiring, supervision and retention, and intentional infliction of emotional distress. The Company moved to dismiss the plaintiff’s amended complaint. In December 2020, the federal district court dismissed the causes of action for Intrusion Upon Seclusion and violation of the Computer Fraud and Abuse Act, and further ruled that plaintiff may not seek to hold the Company vicariously liable for any intentional torts committed by the former technician. The Company’s motion was denied on plaintiff’s other claims.
In June 2020, the Company was served with a class action complaint in a case captioned Alexia Preddy v. ADT LLC and filed in the U.S. District Court for the Southern District of Florida. By an amended complaint, the plaintiff asserts causes of action on behalf of herself and others similarly situated as individuals residing in homes of Company customers, and seeks to recover damages for negligence, intrusion upon seclusion, violation of the Computer Fraud and Abuse Act, negligent hiring, supervision and retention, and intentional infliction of emotional distress. The Company moved to dismiss the plaintiff’s amended complaint and to compel arbitration. In December 2020, the federal district court granted the Company’s motion to compel arbitration. The case is stayed and administratively closed pending arbitration. The Company’s motion to dismiss was denied as moot.
The Company was also served with a complaint filed in Texas state court by an individual Company customer, intervened in a putative Texas state court class action filed against the former technician and may be subject to future legal claims.

15. Geographic Data
Revenue by geographic area for the periods presented was follows:

	Years Ended December 31,
(in thousands)	2020	2019	2018
United States	$5,314,787	$4,936,121	$4,352,570
Canada	—	189,536	229,103
Total revenue	$5,314,787	$5,125,657	$4,581,673
Revenue is attributed to individual countries based upon the operating entity that records the transaction.
As a result of the sale of ADT Canada, substantially all of the Company’s assets are located in the U.S. as of December 31, 2020 and 2019.
16. Related Party Transactions
The Company’s related party transactions primarily relate to management, consulting, and transaction advisory services provided by Apollo, as well as monitoring and related services provided to or products and services received from other entities controlled by Apollo. The following discussion is related to the Company’s significant related party transactions.
Apollo
There were no significant related party transactions with Apollo during 2020 and 2018. During 2019, the Company incurred fees to Apollo of approximately $5 million related to the Company’s financing transactions.
Rackspace
During October 2020, the Company entered into a master services agreement with Rackspace US, Inc., a related party controlled by Apollo, for the provision of cloud storage, equipment, and services to facilitate the implementation of the Company’s cloud migration strategy for certain applications. The master services agreement includes a minimum purchase commitment of $50 million over a seven-year term. Purchases under this agreement were not material during 2020.
17. Quarterly Financial Data (Unaudited)
Selected unaudited quarterly financial data for the periods presented below was as follows:

	For the Three Months Ended
(in thousands, except per share data)	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Total revenue	$1,369,752	$1,331,387	$1,298,924	$1,314,724
Operating (loss) income	$(89,356)	$50,422	$62,886	$16,688
Net loss	$(300,293)	$(106,741)	$(113,098)	$(112,061)

Net (loss) income per share - basic:
Common stock	$(0.40)	$(0.14)	$(0.15)	$(0.14)
Class B common stock	$—	$—	$0.05	$(0.14)

Net loss per share - diluted:
Common stock	$(0.40)	$(0.14)	$(0.15)	$(0.14)
Class B common stock	$—	$—	$(0.07)	$(0.14)

	For the Three Months Ended
(in thousands, except per share data)	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Total revenue	$1,243,060	$1,283,744	$1,300,570	$1,298,283
Operating income (loss)	$90,436	$93,137	$(51,234)	$64,105
Net loss	$(66,470)	$(104,057)	$(181,630)	$(71,993)

Net loss per share - basic:
Common stock	$(0.09)	$(0.14)	$(0.25)	$(0.10)

Net loss per share - diluted:
Common stock	$(0.09)	$(0.14)	$(0.25)	$(0.10)
Revenue—Total revenue for all quarters of 2020 includes incremental revenue associated with the Defenders Acquisition. In addition, total revenue for 2019 includes the revenue of ADT Canada up until its sale in November 2019. Both events impact quarter over quarter and year over year comparability.
Merger, restructuring, integration, and other—Operating loss and net loss for the first quarter of 2020 were impacted by the settlement of a pre-existing relationship in connection with the Defenders Acquisition of $81 million, which impacts quarter over quarter and year over year comparability.
Goodwill impairment—Operating loss and net loss for the third quarter of 2019 were impacted by the recognition of a goodwill impairment loss of $45 million, which impacts quarter over quarter and year over year comparability.
Loss on sale of business—Operating loss and net loss for the third quarter of 2019 were impacted by the recognition of a loss on sale of business, which impacts quarter over quarter and year over year comparability.
Loss on extinguishment of debt—Net loss for the first, third, and fourth quarters of 2020 and the first three quarters of 2019 were impacted by the recognition of loss on extinguishment of debt, which impacts quarter over quarter and year over year comparability.

18. Condensed Financial Information of Registrant
ADT INC.
(PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS
(in thousands)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$139,092	$354
Total current assets	139,092	354
Investment in subsidiaries and other assets	3,472,397	3,722,500
Total assets	$3,611,489	$3,722,854

Liabilities and stockholders' equity
Current liabilities:
Dividends payable and other current liabilities	$34,084	$26,218
Total current liabilities	34,084	26,218
Long-term debt	518,335	509,718
Other liabilities	19,734	2,549
Total liabilities	572,153	538,485
Total stockholders' equity	3,039,336	3,184,369
Total liabilities and stockholders' equity	$3,611,489	$3,722,854
The accompanying notes are an integral part of these condensed financial statements

ADT INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Years Ended December 31,
	2020	2019	2018
Selling, general and administrative expenses	$807	$477	$515
Merger, restructuring, integration, and other	4,532	130	—
Operating loss	5,339	607	515
Loss on extinguishment of debt	—	—	(213,239)
Interest expense, net	(8,342)	(211)	(47,585)
Equity in net loss of subsidiaries	(618,512)	(423,332)	(347,816)
Net loss	(632,193)	(424,150)	(609,155)
Other comprehensive (loss) income, net of tax	(60,239)	13,403	(67,772)
Comprehensive loss	$(692,432)	$(410,747)	$(676,927)

Net loss per share - basic:
Common stock	$(0.82)	$(0.57)	$(0.81)
Class B common stock	$(0.72)	$—	$—

Weighted-average shares outstanding - basic:
Common stock	760,483	747,238	747,710
Class B common stock	15,855	—	—

Net loss per share - diluted:
Common stock	$(0.82)	$(0.57)	$(0.81)
Class B common stock	$(0.74)	$—	$—

Weighted-average shares outstanding - diluted:
Common stock	760,483	747,238	747,710
Class B common stock	17,944	—	—
The accompanying notes are an integral part of these condensed financial statements

ADT INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(632,193)	$(424,150)	$(609,155)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in net loss of subsidiaries	618,512	423,332	347,816
Loss on extinguishment of debt	—	—	213,239
Other, net	30,687	39,910	(72,932)
Net cash provided by (used in) operating activities	17,006	39,092	(121,032)
Cash flows from investing activities:
Contributions to subsidiaries	(275,000)	—	(648,945)
Distributions from subsidiaries	260,852	167,203	296,355
Acquisition of businesses	(201,453)	—	—
Other investing, net	750	(750)	—
Net cash (used in) provided by investing activities	(214,851)	166,453	(352,590)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of related expenses	447,811	—	1,406,019
Proceeds from long-term borrowings	—	509,460	—
Repayment of mandatorily redeemable preferred securities, including redemption premium	—	—	(852,769)
Dividends on common stock	(109,328)	(564,767)	(79,439)
Repurchases of common stock	(4)	(149,868)	—
Other financing, net	(1,896)	(24)	(181)
Net cash provided by (used in) financing activities	336,583	(205,199)	473,630

Net increase in cash and cash equivalents	138,738	346	8
Cash and cash equivalents at beginning of period	354	8	—
Cash and cash equivalents at end of period	$139,092	$354	$8

Supplementary cash flow information:
Issuance of shares in lieu of cash dividends	$15	$67,767	$—
Issuance of shares for acquisition of business	$113,841	$—	$—
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
2. Transactions with Subsidiaries
The majority of ADT Inc.’s transactions with its subsidiaries are related to (i) the receipt of distributions from subsidiaries in order to fund equity transactions, such as the payment of dividends and the repurchase of Common Stock, (ii) the contribution of proceeds received from equity transactions to subsidiaries for operating and financing purposes, or (iii) the integration of business acquisitions into the Company’s organizational structure.
During 2020, ADT Inc. acquired Defenders and Cell Bounce. In addition, ADT Inc. received a non-cash distribution of $43 million related to intangible assets from a subsidiary and made non-cash contributions to subsidiaries of approximately $434 million related to the transfer of net assets of certain subsidiaries and share-based compensation.
During 2019, ADT Inc. entered into an intercompany loan with a subsidiary in connection with the sale of ADT Canada. ADT Inc. also received non-cash distributions from subsidiaries of $891 million primarily related to the distribution of net assets and intercompany loans in connection with the sale of ADT Canada. In addition, ADT Inc. made non-cash contributions to subsidiaries of approximately $146 million primarily related to share-based compensation and intercompany loans in connection with the sale of ADT Canada.
During 2018, ADT Inc. made non-cash contributions to subsidiaries of $135 million related to share-based compensation. There were no non-cash distributions from subsidiaries during 2018.