Form 10-Q
period 2021-03-31
ADT Inc.
filed 2021-05-05
CIK 1703056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 28, 2021, there were 765,375,520 shares outstanding (excluding 9,573,053 unvested shares of common stock) of the registrant’s common stock, $0.01 par value per share, and 54,744,525 shares outstanding of the registrant’s Class B common stock, $0.01 par value per share.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$122,554	$204,998
Accounts receivable, net of allowance for credit losses of $66,830 and $68,342, respectively	331,698	336,033
Inventories, net	181,404	174,839
Work-in-progress	43,235	41,312
Prepaid expenses and other current assets	188,930	210,212
Total current assets	867,821	967,394
Property and equipment, net	326,657	325,716
Subscriber system assets, net	2,695,466	2,663,228
Intangible assets, net	5,809,295	5,906,690
Goodwill	5,242,973	5,236,302
Deferred subscriber acquisition costs, net	692,505	654,019
Other assets	376,931	363,587
Total assets	$16,011,648	$16,116,936

Liabilities and stockholders' equity
Current liabilities:
Current maturities of long-term debt	$80,170	$44,764
Accounts payable	348,441	321,595
Deferred revenue	355,773	345,582
Accrued expenses and other current liabilities	530,572	584,151
Total current liabilities	1,314,956	1,296,092
Long-term debt	9,445,820	9,447,780
Deferred subscriber acquisition revenue	900,458	832,166
Deferred tax liabilities	973,163	990,899
Other liabilities	399,341	510,663
Total liabilities	13,033,738	13,077,600

Commitments and contingencies (See Note 12)

Stockholders' equity:
Preferred stock—authorized 1,000,000 shares of $0.01 par value; zero issued and outstanding as of March 31, 2021 and December 31, 2020.	—	—
Common stock—authorized 3,999,000,000 shares of $0.01 par value; issued and outstanding shares of 774,884,351 and 771,013,638 as of March 31, 2021 and December 31, 2020, respectively.	7,749	7,710
Class B common stock—authorized 100,000,000 shares of $0.01 par value; issued and outstanding shares of 54,744,525 as of March 31, 2021 and December 31, 2020.	547	547
Additional paid-in capital	6,644,332	6,640,763
Accumulated deficit	(3,568,615)	(3,491,069)
Accumulated other comprehensive loss	(106,103)	(118,615)
Total stockholders' equity	2,977,910	3,039,336
Total liabilities and stockholders' equity	$16,011,648	$16,116,936
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31, 2021	March 31, 2020
Monitoring and related services	$1,062,766	$1,045,957
Installation and other	241,938	323,795
Total revenue	1,304,704	1,369,752
Cost of revenue (exclusive of depreciation and amortization shown separately below)	381,166	407,986
Selling, general and administrative expenses	449,602	453,304
Depreciation and intangible asset amortization	469,809	489,024
Merger, restructuring, integration, and other	20,507	108,794
Operating loss	(16,380)	(89,356)
Interest expense, net	(47,724)	(225,367)
Loss on extinguishment of debt	(156)	(65,843)
Other income	1,803	2,309
Loss before income taxes	(62,457)	(378,257)
Income tax benefit	14,563	77,964
Net loss	$(47,894)	$(300,293)

Net loss per share - basic and diluted:
Common stock	$(0.06)	$(0.40)
Class B common stock	$(0.06)	$—

Weighted-average shares outstanding - basic and diluted:
Common stock	762,704	759,092
Class B common stock	54,745	—
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31, 2021	March 31, 2020
Net loss	$(47,894)	$(300,293)
Other comprehensive income (loss), net of tax:
Cash flow hedges	11,666	(96,063)
Defined benefit pension plans	846	7
Total other comprehensive income (loss), net of tax	12,512	(96,056)
Comprehensive loss	$(35,382)	$(396,349)
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Three Months Ended March 31, 2021
	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at beginning of period	771,014	54,745	$7,710	$547	$6,640,763	$(3,491,069)	$(118,615)	$3,039,336
Net loss	—	—	—	—	—	(47,894)	—	(47,894)
Other comprehensive income, net of tax	—	—	—	—	—	—	12,512	12,512
Dividends, including dividends reinvested in common stock	—	—	—	—	4	(29,136)	—	(29,132)
Share-based compensation expense	—	—	—	—	16,019	—	—	16,019
Transactions related to employee share-based compensation plans and other	3,870	—	39	—	(12,454)	(516)		(12,931)
Balances at end of period	774,884	54,745	$7,749	$547	$6,644,332	$(3,568,615)	$(106,103)	$2,977,910

	Three Months Ended March 31, 2020
	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at beginning of period	753,622	—	$7,536	$—	$5,977,402	$(2,742,193)	$(58,376)	$3,184,369
Adoption of accounting standard, net of tax	—	—	—	—	—	(2,157)	—	(2,157)
Net loss	—	—	—	—	—	(300,293)	—	(300,293)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(96,056)	(96,056)
Issuance of common stock	16,279	—	163	—	113,678	—	—	113,841
Dividends, including dividends reinvested in common stock	—	—	—	—	3	(27,117)	—	(27,114)
Share-based compensation expense	—	—	—	—	23,499	—	—	23,499
Transactions related to employee share-based compensation plans and other	247	—	2	—	(173)	(1,092)	—	(1,263)
Balances at end of period	770,148	—	$7,701	$—	$6,114,409	$(3,072,852)	$(154,432)	$2,894,826
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31, 2021	March 31, 2020
Cash flows from operating activities:
Net loss	$(47,894)	$(300,293)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and intangible asset amortization	469,809	489,024
Amortization of deferred subscriber acquisition costs	28,642	22,627
Amortization of deferred subscriber acquisition revenue	(37,159)	(29,477)
Share-based compensation expense	16,019	23,499
Deferred income taxes	(21,815)	(82,507)
Provision for losses on receivables and inventory	14,250	45,692
Loss on extinguishment of debt	156	65,843
Intangible asset impairments	17,883	—
Unrealized (gain) loss on interest rate swap contracts	(106,517)	69,563
Other non-cash items, net	38,815	48,656
Changes in operating assets and liabilities, net of the effects of acquisitions:
Deferred subscriber acquisition costs	(67,402)	(48,194)
Deferred subscriber acquisition revenue	58,170	39,714
Other, net	(3,623)	(93,918)
Net cash provided by operating activities	359,334	250,229
Cash flows from investing activities:
Dealer generated customer accounts and bulk account purchases	(198,761)	(62,247)
Subscriber system asset expenditures	(144,345)	(64,830)
Purchases of property and equipment	(41,505)	(34,571)
Acquisition of businesses, net of cash acquired	(15,909)	(179,569)
Other investing, net	1,408	2,782
Net cash used in investing activities	(399,112)	(338,435)
Cash flows from financing activities:
Proceeds from long-term borrowings	10,729	1,640,000
Proceeds from receivables facility	29,670	—
Repayment of long-term borrowings, including call premiums	(17,937)	(1,438,044)
Repayment of receivables facility	(7,367)	—
Dividends on common stock	(28,980)	(26,291)
Deferred financing costs	(114)	(14,139)
Other financing, net	(26,686)	(3,915)
Net cash (used in) provided by financing activities	(40,685)	157,611

Net (decrease) increase in cash and cash equivalents and restricted cash and restricted cash equivalents	(80,463)	69,405
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	207,747	48,736
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$127,284	$118,141

Supplemental schedule of non-cash investing and financing activities:
Issuance of shares for acquisition of business	$—	$113,841
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of Business and Summary of Significant Accounting Policies
Organization and Business
ADT Inc., together with its wholly-owned subsidiaries (collectively, the “Company”), is a leading provider of security, automation, and smart home solutions serving consumers and businesses in the United States (“U.S.”). ADT Inc. was incorporated in the State of Delaware in May 2015 as a holding company with no assets or liabilities. In July 2015, the Company acquired Protection One, Inc. and ASG Intermediate Holding Corp. (collectively, the “Formation Transactions”), which were instrumental in the commencement of the Company’s operations. In May 2016, the Company acquired The ADT Security Corporation (formerly named The ADT Corporation) (“The ADT Corporation”) (the “ADT Acquisition”). The Company primarily conducts business under the ADT brand name.
In January 2018, the Company completed an initial public offering (“IPO”) and its common stock (“Common Stock”) began trading on the New York Stock Exchange under the symbol “ADT.”
In September 2020, the Company issued and sold 54,744,525 shares of Class B common stock, par value of $0.01 per share (“Class B Common Stock”), for an aggregate purchase price of $450 million to Google LLC (“Google”) in a private placement pursuant to a securities purchase agreement dated July 31, 2020 (the “Securities Purchase Agreement”).
The Company is majority owned by Prime Security Services TopCo Parent, L.P. (“Ultimate Parent”). Ultimate Parent is majority owned by Apollo Investment Fund VIII, L.P. and its related funds that are directly or indirectly managed by affiliates of Apollo Global Management, Inc. (together with its subsidiaries and affiliates, “Apollo” or the “Sponsor”).
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
The condensed consolidated financial statements included herein are unaudited, but in the opinion of management, such financial statements include all adjustments, consisting of normal recurring adjustments, necessary to summarize fairly the Company’s financial position, results of operations, and cash flows for the interim periods presented. The interim results reported in these condensed consolidated financial statements should not be taken as indicative of results that may be expected for future interim periods or the full year. For a more comprehensive understanding of the Company and its interim results, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”), which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 25, 2021. The Company’s accounting policies used in the preparation of these condensed consolidated financial statements do not differ from those used in the annual consolidated financial statements, unless otherwise noted.
The Condensed Consolidated Balance Sheet as of December 31, 2020 included herein was derived from the audited consolidated financial statements as of that date but does not include all the footnote disclosures from the annual consolidated financial statements.
The condensed consolidated financial statements include the accounts of ADT Inc. and its wholly-owned subsidiaries and have been prepared in U.S. dollars in accordance with GAAP. All intercompany transactions have been eliminated. Certain prior period amounts have been reclassified to conform with the current period presentation.
Segment Change
Effective in the first quarter of 2021, the manner in which the Company’s Chief Executive Officer, who is the chief operating decision maker (the “CODM”), evaluates performance and makes decisions about how to allocate resources changed. Therefore, the Company now reports results in two operating and reportable segments, Consumer and Small Business (“CSB”) and Commercial, rather than a single operating and reportable segment. Where applicable, prior periods have been retrospectively adjusted to reflect the new operating and reportable segment structure.

The accounting policies of the Company’s reportable segments are the same as those for the consolidated financial statements.
The Company organizes its segments based on customer type as follows:
•Consumer and Small Business (CSB) - Customers in the CSB segment are comprised of residential homeowners, small business operators, and other individual consumers. The CSB segment primarily includes (i) revenue and operating costs from the sale, installation, servicing, and monitoring of integrated security and automation systems, as well as other offerings such as mobile security and home health solutions; (ii) other operating costs associated with support functions related to these operations; and (iii) general corporate costs and other income and expense items not included in the Commercial segment.
Results for the Company’s Canadian operations prior to its sale in the fourth quarter of 2019 are included in the CSB segment based on the primary customer market served in Canada.
•Commercial - Customers in the Commercial segment are comprised of larger businesses with more expansive facilities (typically larger than 10,000 square feet) and/or multi-site operations, which often require more sophisticated integrated solutions. The Commercial segment primarily includes (i) revenue and operating costs from the sale, installation, servicing, and monitoring of integrated security and automation systems, fire detection and suppression systems, and other related offerings; (ii) other operating costs associated with support functions of these operations; and (iii) dedicated corporate and other costs.
Refer to Note 13 “Segment Information” for additional information on the Company’s segments.
COVID-19 Pandemic
During March 2020, the World Health Organization declared the outbreak of a novel coronavirus as a pandemic (the “COVID-19 Pandemic”), which has become widespread in the U.S. Containment efforts and responses to the COVID-19 Pandemic have varied by individuals, businesses, and state and local municipalities, and in certain areas of the U.S., initial and precautionary measures helped mitigate the spread of the coronavirus, while subsequent easing of such measures has resulted in the re-emergence of the coronavirus. The COVID-19 Pandemic has had a notable adverse impact on general economic conditions, including the temporary closures of many businesses, increased governmental regulations, and reduced consumer spending due to significant unemployment and other effects attributable to the COVID-19 Pandemic. In order to continue to both protect its employees and serve its customers, the Company has adjusted and is continuously evolving certain aspects of its operations, which includes (i) detailed protocols for infectious disease safety for employees, (ii) daily wellness checks for employees, and (iii) certain work from home actions, including for the majority of the Company’s call center professionals.
The Company considered the on-going and pervasive economic impact of the COVID-19 Pandemic in its assessment of its financial position, results of operations, cash flows, and certain accounting estimates as of and for the three months ended March 31, 2021. Due to the evolving and uncertain nature of the COVID-19 Pandemic, it is possible that the effects of the COVID-19 Pandemic could materially impact the Company’s estimates and condensed consolidated financial statements in future reporting periods.
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
The following table presents a reconciliation of the amount of cash and cash equivalents and restricted cash and restricted cash equivalents reported in the Condensed Consolidated Balance Sheets to the total of the same of such amounts shown in the Condensed Consolidated Statements of Cash Flows:

(in thousands)	March 31, 2021	December 31, 2020
Cash and cash equivalents	$122,554	$204,998
Restricted cash and restricted cash equivalents	4,730	2,749
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$127,284	$207,747

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
Subscriber system assets represent capitalized equipment and installation costs incurred in connection with transactions in which the Company retains ownership of the security system. Upon customer termination, the Company may retrieve such assets. Depreciation expense relating to subscriber system assets, which is included in depreciation and intangible asset amortization in the Condensed Consolidated Statements of Operations, was $123 million and $134 million for the three months ended March 31, 2021 and 2020, respectively.
The following table presents the gross carrying amount, accumulated depreciation, and net carrying amount of subscriber system assets:

(in thousands)	March 31, 2021	December 31, 2020
Gross carrying amount	$4,964,620	$4,815,286
Accumulated depreciation	(2,269,154)	(2,152,058)
Subscriber system assets, net	$2,695,466	$2,663,228
Deferred subscriber acquisition costs represent incremental selling expenses (primarily commissions) related to acquiring customers. Amortization expense relating to deferred subscriber acquisition costs included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations was $29 million and $23 million for the three months ended March 31, 2021 and 2020, respectively.
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
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

(in thousands)	March 31, 2021	December 31, 2020
Accrued interest	$71,011	$123,935
Payroll-related accruals	103,453	99,771
Operating lease liabilities	31,104	30,689
Fair value of interest rate swaps	64,864	65,462
Other accrued liabilities	260,140	264,294
Accrued expenses and other current liabilities	$530,572	$584,151
Radio Conversion Costs
During 2019, the Company commenced a program to replace the 3G and Code-Division Multiple Access (“CDMA”) cellular equipment used in many of its security systems as a result of the 3G and CDMA cellular network providers notifying the Company that they will be retiring their 3G and CDMA networks during 2022. The Company continues to estimate the range of net costs over the course of this program at $225 million to $300 million, which consists of costs, net of any revenue the Company collects from customers, associated with these radio replacements and cellular network conversions. From inception of this program through March 31, 2021, the Company has incurred $136 million of net costs, of which $59 million has been incurred during the three months ended March 31, 2021.
The Company seeks to minimize these costs by converting customers during routine service visits whenever possible. The replacement program and pace of replacement are subject to change and may be influenced by the Company’s ability to access customer sites due to the COVID-19 Pandemic; cost-sharing opportunities with suppliers, carriers, and customers; and the extent to which the Company is able to implement its Cell Bounce solution, as described below. Given the current network retirement dates, the Company expects most of the remaining net costs to be incurred during 2021 and expects to continue collecting a portion of the incremental revenue thereafter.

During November 2020, the Company acquired Cell Bounce, a technology company with proprietary radio conversion technology in the form of a user-installable device, which was intended to facilitate the transition of customers on 3G networks in a cost efficient and timely manner. However, as a result of recent worldwide shortages for certain electronic components, the Company may be unable to produce the expected volume of Cell Bounce product in order to achieve the expected benefits. As a result, the Company expects to continue to replace 3G radios primarily using traditional methods and to utilize Cell Bounce for any customers the Company is unable to upgrade through these traditional methods to the extent possible.
During the three months ended March 31, 2021 and 2020, the Company incurred radio conversion costs associated with these replacement programs and cellular network conversions of $70 million and $16 million, respectively, and recognized incremental radio conversion revenue of $11 million and $9 million, respectively. Radio conversion costs are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. Radio conversion revenue is included in monitoring and related services revenue in the Condensed Consolidated Statement of Operations.
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
Cash Equivalents - Included in cash and cash equivalents are investments in money market mutual funds, which totaled $41 million and $143 million as of March 31, 2021 and December 31, 2020, respectively. These investments are classified as Level 1 fair value measurements, which represent unadjusted quoted prices in active markets for identical assets or liabilities.
Retail Installment Contract Receivables, net - The fair value of the Company’s retail installment contract receivables was determined using a discounted cash flow model. The resulting fair value is classified as a Level 3 fair value measurement.
The following table presents the net carrying amount and fair value of retail installment contract receivables:

	March 31, 2021		December 31, 2020
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Retail installment contract receivables, net	$174,870	$136,400	$141,591	$112,676
Long-Term Debt Instruments - The fair value of the Company’s debt instruments was determined using broker-quoted market prices, which represent prices based on quoted prices for similar assets or liabilities as well as other observable market data. The carrying amounts of debt outstanding, if any, under the Company’s revolving credit facility and receivables facility approximate fair values as interest rates on these borrowings approximate current market rates. The resulting fair values are classified as Level 2 fair value measurements.
The following table presents the carrying amount and fair value of the Company’s long-term debt instruments subject to fair value disclosures:

	March 31, 2021		December 31, 2020
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt instruments, excluding finance lease obligations	$9,463,947	$9,971,382	$9,431,216	$10,127,291
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
Guarantees
In the normal course of business, the Company is liable for contract completion and product performance. The Company’s guarantees primarily relate to standby letters of credit related to its insurance programs and totaled $76 million and $83 million as of March 31, 2021 and December 31, 2020, respectively. The Company does not believe such obligations will materially affect its financial position, results of operations, or cash flows.

Recently Adopted Accounting Pronouncements
Financial Accounting Standards Board Accounting Standards Update (“ASU”) 2020-06, Debt with Conversion and Other Options and Derivatives and Hedging - Contracts in Entity’s Own Equity, provides guidance to ease the potential burden of accounting for convertible instruments, derivatives related to an entity’s own equity, and the related earnings per share considerations. The Company early adopted the guidance as of January 1, 2021. The impact from adoption was not material.
ASU 2021-01, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting amends ASU 2020-04, which was disclosed in the Company’s 2020 Annual Report. ASU 2021-01 clarifies the scope and guidance of Topic 848 and allows derivatives impacted by the reference rate reform to qualify for certain optional expedients and exceptions for contract modifications and hedge accounting. The guidance is optional and is effective for a limited period of time through December 31, 2022. As of March 31, 2021, this guidance had no impact on the Condensed Consolidated Financial Statements. The Company will continue to evaluate this guidance.
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
Deferred subscriber acquisition revenue is deferred and recorded as deferred subscriber acquisition revenue in the Condensed Consolidated Balance Sheets upon initiation of a monitoring contract. Deferred subscriber acquisition revenue is amortized on a pooled basis into installation and other revenue in the Condensed Consolidated Statements of Operations over the estimated life of the customer relationship using an accelerated method consistent with the amortization of subscriber system assets and deferred subscriber acquisition costs associated with the transaction. Amortization of deferred subscriber acquisition revenue was $37 million and $29 million for the three months ended March 31, 2021 and 2020, respectively.
In transactions involving a security or fire safety system that is sold outright to the customer, the Company’s performance obligations generally include the sale and installation of the system as well as any monitoring and related services. For such arrangements, the Company allocates a portion of the transaction price to each performance obligation based on relative standalone selling price, which is determined using observable internal or external pricing and profitability metrics. Revenue associated with the sale and installation of a system is recognized either at a point in time or over time based upon the nature of the transaction and contractual terms and is reflected in installation and other revenue in the Condensed Consolidated Statements of Operations. For revenue recognized over time, progress toward complete satisfaction of the performance obligation is primarily measured using a cost-to-cost measure of progress method. The cost input that drives revenue recognition for contracts where revenue is recognized over time is based primarily on contract cost incurred to date compared to total estimated contract cost. This measure of progress method includes forecasts based on the best information available and reflects the Company’s judgment to faithfully depict the value of the services transferred to the customer. The portion of the transaction price associated with monitoring and related services revenue is recognized when services are provided to the customer and is reflected in monitoring and related services revenue in the Condensed Consolidated Statements of Operations.
Revenue from product sales related to the sale and installation of security and fire safety systems was $203 million and $293 million for the three months ended March 31, 2021 and 2020, respectively. Cost of revenue from product sales related to the sale and installation of security and fire safety systems was $160 million and $212 million for the three months ended March 31, 2021 and 2020, respectively.
Early termination of the contract by the customer results in a termination charge in accordance with the terms of the contract. Contract termination charges are recognized in revenue when collectability is probable and are reflected in monitoring and related services revenue in the Condensed Consolidated Statements of Operations. The Company records revenue in the Condensed Consolidated Statements of Operations net of sales and other taxes. Amounts collected from customers for sales and other taxes are reported as a liability net of the related amounts remitted.
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
The following table presents the Company’s disaggregated revenue:

	Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020
CSB:
Monitoring and related services	$951,248	$938,032
Installation and other	87,357	173,135
Total CSB	1,038,605	1,111,167
Commercial:
Monitoring and related services	111,518	107,925
Installation and other (1)	154,581	150,660
Total Commercial	266,099	258,585
Total revenue	$1,304,704	$1,369,752
________________
(1)Approximately half of installation and other revenue generated by the Commercial segment is recognized over time.
Revenue Model Initiative and Equipment Ownership Model Change
During February 2020, the Company launched a new revenue model initiative for certain residential customers, which (i) revised the amount and nature of fees due at installation, (ii) introduced a 60-month monitoring contract option, and (iii) introduced a new retail installment contract option that allows qualifying residential customers to repay the fees due at installation over a 24-, 36-, or 60-month interest-free period. Due to the requirements of the Company’s initial third-party consumer financing program, the Company also transitioned its security system ownership model from a predominately Company-owned model to a predominately customer-owned model (the “Equipment Ownership Model Change”).
During March 2020, the Company entered into an uncommitted receivables securitization financing agreement (the “Receivables Facility”), which allowed the Company to receive financing secured by retail installment contract receivables from transactions under a customer-owned model. During April 2020, the Company amended the Receivables Facility to also permit financing secured by retail installment contract receivables from transactions occurring under a Company-owned model. As a result, the Company started to transition its security system ownership model to a predominately Company-owned model in May 2020. Refer to Note 6 “Debt” for further discussion regarding the Receivables Facility.
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
The Company’s allowance for credit losses is evaluated on a pooled basis based on customer type. For each pool of customers, the allowance for credit losses is estimated based on the delinquency status of the underlying receivables and the related historical loss experience, as adjusted for current and expected future conditions, if applicable. The allowance for the individual pools of customers was not material.
During the three months ended March 31, 2021, the provision for credit losses, write-offs, and recoveries were not material.
Retail Installment Contract Receivables, net
During February 2020, the Company introduced a new retail installment contract option that allows qualifying residential customers to repay the fees due at installation over a 24-, 36-, or 60-month interest-free period. The financing component of the Company’s retail installment contract receivables is not significant.

Retail installment contracts are available for residential transactions occurring under both Company-owned and customer-owned models. When originating a retail installment contract, the Company utilizes external credit scores to assess credit quality of a customer and to determine eligibility for the retail installment contract. In addition, a customer is required to enroll in the Company’s automated payment process in order to enter into a retail installment contract. Subsequent to origination, the Company monitors the delinquency status of retail installment contract receivables as the key credit quality indicator. As of March 31, 2021, the current and delinquent billed retail installment contract receivables were not material.
Retail installment contract receivables are recorded at amortized cost less an allowance for credit losses that are not expected to be recovered. The allowance for credit losses is recognized at inception and reassessed each reporting period. The allowance for credit losses on retail installment contract receivables was not material for the periods presented.
The following table presents unbilled retail installment contract receivables, net, recognized in the Condensed Consolidated Balance Sheets:

(in thousands)	March 31, 2021	December 31, 2020
Retail installment contract receivables, gross	$178,077	$145,957
Allowance for credit losses	(3,207)	(4,366)
Retail installment contract receivables, net	$174,870	$141,591
Classification:
Accounts receivable, net	$55,091	$47,023
Other assets	119,779	94,568
Retail installment contract receivables, net	$174,870	$141,591
As of March 31, 2021 and December 31, 2020, retail installment contract receivables, net, used as collateral for borrowings under the Receivables Facility were $143 million and $109 million, respectively.
Contract Assets, net
Contract assets are recorded when the Company has transferred goods or services to the customer in the ordinary course of business but does not have an unconditional right to such consideration. The contract asset is reclassified to accounts receivable as services are performed and billed, which results in the Company’s unconditional right to the consideration. The Company has the right to bill the customer as service is provided over time, which generally occurs over the course of a 24-, 36-, or 60-month period. The financing component of contract assets is not significant.
The Company records an allowance for credit losses against its contract assets for expected credit losses that are not expected to be recovered. The allowance for credit losses is recognized at inception and is reassessed each reporting period. The allowance for credit losses on contract assets was not material for the periods presented.
The following table presents contract assets, net, related to residential transactions recognized in the Condensed Consolidated Balance Sheets:

(in thousands)	March 31, 2021	December 31, 2020
Contract assets, gross	$161,672	$161,563
Allowance for credit losses	(27,143)	(29,558)
Contract assets, net	$134,529	$132,005
Classification:
Prepaid expenses and other current assets	$65,881	$59,382
Other assets	68,648	72,623
Contract assets, net	$134,529	$132,005
The Company recognized approximately $20 million and $65 million of contract assets during the three months ended March 31, 2021 and 2020, respectively.

3. Leases
Company as Lessor
The Company is a lessor in certain transactions in which the Company provides monitoring and related services but retains ownership of the security system as the Company has identified a lease component associated with the right-of-use of the security system and a non-lease component associated with monitoring and related services. For transactions in which (i) the timing and pattern of transfer is the same for the lease and non-lease components, and (ii) the lease component would be classified as an operating lease if accounted for separately, the Company applies the practical expedient to aggregate the lease and non-lease components and accounts for the combined transaction based upon its predominant characteristic, which is the non-lease component. As a result, the Company accounts for the combined component as a single performance obligation under the applicable revenue guidance and the underlying assets are reflected within subscriber system assets, net, in the Condensed Consolidated Balance Sheets.
Certain of the Company’s transactions do not qualify for the practical expedient as the lease component represents a sales-type lease, and as such, the Company accounts for the lease and non-lease components separately. The Company’s sales-type leases are not material.
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
Lease payments that are not fixed or that are not dependent on an index or rate and vary because of changes in usage or other factors are included in variable lease costs. Variable lease costs are recorded in the period in which the obligation is incurred and primarily relate to fuel, repair, and maintenance payments that vary based on the usage of leased vehicles.
The Company’s leases do not contain material residual value guarantees or restrictive covenants. The Company’s subleases are not material.
The following table presents operating and finance leases recognized in the Condensed Consolidated Balance Sheets:

Leases (in thousands)	Presentation	Classification	March 31, 2021	December 31, 2020
Assets:
Operating	Current	Prepaid expenses and other current assets	$647	$684
Operating	Non-current	Other assets	129,238	138,408
Finance	Non-current	Property and equipment, net(1)	56,018	54,414
Total right-of-use assets			$185,903	$193,506
Liabilities:
Operating	Current	Accrued expenses and other current liabilities	$31,104	$30,689
Finance	Current	Current maturities of long-term debt	29,138	26,955
Operating	Non-current	Other liabilities	106,938	115,694
Finance	Non-current	Long-term debt	32,905	34,373
Total lease liabilities			$200,085	$207,711
_________________
(1)Finance right-of-use assets are recorded net of accumulated depreciation of approximately $72 million and $67 million as of March 31, 2021 and December 31, 2020, respectively.

The following table presents the components of total lease cost:

	Three Months Ended
Lease Cost (in thousands)	March 31, 2021	March 31, 2020
Operating lease cost	$12,893	$14,600
Finance lease cost
Amortization of right-of-use assets	6,311	6,077
Interest on lease liabilities	695	833
Variable lease costs	12,978	12,798
Total lease cost	$32,877	$34,308
The following table presents cash flow and supplemental information associated with the Company’s leases:

	Three Months Ended
Other information (in thousands)	March 31, 2021	March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,539	$14,213
Operating cash flows from finance leases	$695	$833
Financing cash flows from finance leases	$7,208	$6,642

Right-of-use assets obtained in exchange for new:
Operating lease liabilities	$2,187	$15,999
Finance lease liabilities	$8,072	$4,627
4. Acquisitions
During the three months ended March 31, 2021, total consideration related to business acquisitions was $16 million.
In January 2020, the Company acquired its largest independent dealer, Defender Holdings, Inc. (“Defenders”) (the “Defenders Acquisition”) for total consideration of approximately $290 million, which consisted of cash paid of $173 million, net of cash acquired, and the issuance of approximately 16 million shares of the Company’s Common Stock with a fair value of $114 million. During the three months ended March 31, 2020, other business acquisitions were not material.
5. Goodwill and Other Intangible Assets
Goodwill
During the fourth quarter of 2020, the Company changed its reporting units, which included the reassignment of assets, liabilities, and financial operating results, as well as an applicable portion of goodwill based on a relative fair value approach, related to the Company’s commercial customers from the U.S. reporting unit (now referred to as CSB) into the former Red Hawk reporting unit (now referred to as Commercial).
As discussed in Note 1 “Description of Business and Summary of Significant Accounting Policies,” effective in the first quarter of 2021, the Company’s operating and reportable segments are CSB, which is now comprised of the CSB reporting unit, and Commercial, which is now comprised of the Commercial reporting unit. Both of the Company’s reporting units were previously included in a single operating and reportable segment. The change in reportable segments did not further impact the Company’s reporting units.

The following table presents changes in the carrying amount of goodwill by reportable segment during the three months ended March 31, 2021:

(in thousands)	CSB	Commercial	Total Goodwill
Beginning balance, as previously reported	N/A	N/A	$5,236,302

Beginning balance, after change in reportable segments	$4,915,857	$320,445	$5,236,302
Acquisitions	—	6,279	6,279
Other	(25)	417	392
Ending balance	$4,915,832	$327,141	$5,242,973
_________________
N/A—Not applicable.
The Company had no accumulated goodwill impairment losses as of March 31, 2021 and December 31, 2020.
There were no material measurement period adjustments to purchase price allocations during the three months ended March 31, 2021.
Other Intangible Assets
The following table summarizes the gross carrying amounts, accumulated amortization, and net carrying amounts of the Company’s other intangible assets:

	March 31, 2021			December 31, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Contracts and related customer relationships	$8,236,971	$(4,916,344)	$3,320,627	$8,306,746	$(4,932,590)	$3,374,156
Dealer relationships	1,518,020	(399,440)	1,118,580	1,518,020	(379,475)	1,138,545
Other	225,963	(188,875)	37,088	247,536	(186,547)	60,989
Total definite-lived intangible assets	9,980,954	(5,504,659)	4,476,295	10,072,302	(5,498,612)	4,573,690
Indefinite-lived intangible assets:
Trade name	1,333,000	—	1,333,000	1,333,000	—	1,333,000
Intangible assets	$11,313,954	$(5,504,659)	$5,809,295	$11,405,302	$(5,498,612)	$5,906,690
The following table presents changes in the net carrying amount of contracts and related customer relationships during the three months ended March 31, 2021:

(in thousands)
Beginning balance	$3,374,156
Acquisition of customer relationships	5,601
Customer contract additions, net of dealer charge-backs	213,624
Amortization	(272,754)
Ending balance	$3,320,627
During the three months ended March 31, 2021, the Company paid $199 million to purchase contracts with customers under the ADT Authorized Dealer Program and from other third parties. The weighted-average amortization period for contracts with customers purchased under the ADT Authorized Dealer Program and from other third parties was 12 years during the three months ended March 31, 2021.
Contracts and related customer relationships includes the purchase of customer accounts from a third-party in February 2021 for a total contractual purchase price of $91 million, subject to reduction based on customer retention. The Company paid cash at closing of $73 million, which is included in dealer generated customer accounts and bulk account purchases on the Condensed Consolidated Statements of Cash Flows.

The following table presents amortization expense for definite-lived intangible assets:

	Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020
Definite-lived intangible asset amortization expense	$299,327	$306,956
Intangible Asset Impairments
During the three months ended March 31, 2021, the Company recognized $18 million in impairment losses on its other definite-lived intangible assets primarily due to lower than expected benefits from the Cell Bounce developed technology intangible asset, which is included in the CSB segment, as a result of recent worldwide shortages for certain electronic components. The fair value was determined using an income-based approach, and the loss is reflected in merger, restructuring, integration, and other in the Condensed Consolidated Statements of Operations.
6. Debt
The Company’s debt is comprised of the following:

(in thousands, except as otherwise indicated)					Balance as of
Debt Description	Issued	Maturity	Interest Rate	Interest Payable	March 31, 2021	December 31, 2020
First Lien Term Loan due 2026	9/23/2019	9/23/2026	Adj. LIBOR +2.75%	Quarterly	$2,778,900	$2,778,900
Second Lien Notes due 2028	1/28/2020	1/15/2028	6.250%	1/15 and 7/15	1,300,000	1,300,000
First Lien Notes due 2024	4/4/2019	4/15/2024	5.250%	2/15 and 8/15	750,000	750,000
First Lien Notes due 2026	4/4/2019	4/15/2026	5.750%	3/15 and 9/15	1,350,000	1,350,000
First Lien Notes due 2027	8/20/2020	8/31/2027	3.375%	6/15 and 12/15	1,000,000	1,000,000
ADT Notes due 2022	7/5/2012	7/15/2022	3.500%	1/15 and 7/15	1,000,000	1,000,000
ADT Notes due 2023	1/14/2013	6/15/2023	4.125%	6/15 and 12/15	700,000	700,000
ADT Notes due 2032	5/2/2016	7/15/2032	4.875%	1/15 and 7/15	728,016	728,016
ADT Notes due 2042	7/5/2012	7/15/2042	4.875%	1/15 and 7/15	21,896	21,896
Receivables Facility	3/5/2020	2/20/2026	LIBOR +0.85%	Monthly	98,077	75,775
Finance lease obligations	N/A	N/A	N/A	N/A	62,043	61,328
Less: Unamortized debt discount, net					(19,122)	(19,993)
Less: Unamortized deferred financing costs					(61,556)	(64,638)
Less: Unamortized purchase accounting fair value adjustment and other					(182,264)	(188,740)
Total debt					9,525,990	9,492,544
Less: Current maturities of long-term debt					(80,170)	(44,764)
Long-term debt					$9,445,820	$9,447,780
_________________
N/A—Not applicable. Refer to Note 3 “Leases” for additional information regarding the Company’s finance leases.
Significant changes in the Company’s debt during the three months ended March 31, 2021 were as follows:
First Lien Credit Agreement
In January 2021, the Company amended and restated its first lien credit agreement dated as of July 1, 2015 (together with subsequent amendments and restatements, the “First Lien Credit Agreement”) to refinance the term loan facility (the “First Lien Term Loan due 2026”), which reduced the applicable margin for Adjusted London Interbank Offered Rate (“LIBOR”) loans from 3.25% to 2.75% and reduced the LIBOR floor from 1.00% to 0.75%. Additionally, the amendment requires the Company to make quarterly payments equal to 0.25% of the aggregate outstanding principal amount of the First Lien Term Loan due 2026, or approximately $7 million per quarter. The Company may make voluntary prepayments on the First Lien Term Loan due 2026 at any time prior to maturity at par, subject to a 1.00% prepayment premium in the event of certain specified events at any time during the six months after the closing date of the amendment.
As of March 31, 2021, the Company had an available borrowing capacity of $400 million under its first lien revolving credit facility (the “First Lien Revolving Credit Facility”) and no borrowings outstanding.

Receivables Facility
Under the terms of the Receivables Facility, the Company may receive up to $200 million of financing secured by the Company’s retail installment contract receivables. In March 2021, the Company amended the Receivables Facility to, among other things, extend the revolving period until March 4, 2022, and reduced the LIBOR floor from 1.00% to 0.85%.
The Company obtains financing by selling or contributing certain retail installment contract receivables to the Company’s wholly-owned consolidated bankruptcy-remote special purpose entity (“SPE”), which, pursuant to the Receivables Facility, borrows funds secured by the transferred retail installment contract receivables. The SPE is a separate legal entity with its own creditors who will be entitled, prior to and upon the liquidation of the SPE, to be satisfied out of the SPE’s assets prior to any assets in the SPE becoming available to the Company (other than the SPE). Accordingly, the assets of the SPE are not available to pay creditors of the Company (other than the SPE), although collections from the transferred retail installment contract receivables in excess of amounts required to repay the SPE’s creditors may be remitted to the Company during and after the term of the Receivables Facility. The SPE’s creditors have legal recourse to the transferred retail installment contract receivables owned by the SPE, but do not have any recourse to the Company (other than the SPE) for the payment of principal and interest on the SPE’s financing.
The Company services the transferred retail installment contract receivables and is responsible for ensuring that amounts collected from the transferred retail installment contract receivables are remitted to a segregated bank account in the name of the SPE. On a monthly basis, the segregated account is utilized to make required principal, interest, and other payments due under the Receivables Facility. The segregated account is considered restricted cash and is reflected in prepaid expenses and other current assets in the Company’s Condensed Consolidated Balance Sheets.
Borrowings under the Receivables Facility along with the transferred retail installment contract receivables are included in the Condensed Consolidated Balance Sheets. Borrowings and repayments under the Receivables Facility are reflected as cash flows from financing activities in the Condensed Consolidated Statements of Cash Flows.
During the three months ended March 31, 2021, the Company received proceeds of $30 million under the Receivables Facility and repaid $7 million. As of March 31, 2021 and December 31, 2020, the Company had outstanding balances of $98 million and $76 million, respectively. As of March 31, 2021, the Company had an uncommitted available borrowing capacity of $102 million under the Receivables Facility. The Receivables Facility did not have a material impact to the Condensed Consolidated Statements of Operations during the three months ended March 31, 2021 and 2020.
Variable Interest Entity
The SPE, as described above, meets the definition of a variable interest entity (“VIE”) for which the Company is the primary beneficiary as it has the power to direct the SPE’s activities and the obligation to absorb losses or the right to receive benefits of the SPE. As such, the assets, liabilities, and financial results of operations of the SPE are consolidated in the Company’s condensed consolidated financial statements. As of March 31, 2021 and December 31, 2020, the SPE’s assets and liabilities primarily consisted of unbilled retail installment contract receivables, net, of $143 million and $109 million, respectively, and borrowings under the Receivables Facility of $98 million and $76 million, respectively.
Loss on Extinguishment of Debt
During the three months ended March 31, 2021, loss on extinguishment was not material.
During the three months ended March 31, 2020, loss on extinguishment of debt totaled $66 million and related to the call premium and write-off of unamortized deferred financing costs in connection with the $1.2 billion redemption of the Company’s second-priority secured notes in February 2020.
7. Derivative Financial Instruments
The Company's derivative financial instruments primarily consist of LIBOR-based interest rate swap contracts, which were entered into with the objective of managing exposure to variability in interest rates on the Company's debt. All interest rate swap contracts are reported in the Condensed Consolidated Balance Sheets at fair value. For interest rate swap contracts not designated as cash flow hedges, unrealized gains and losses are recognized in interest expense, net, in the Condensed Consolidated Statements of Operations. For interest rate swap contracts designated as cash flow hedges, unrealized gains and losses are recognized as a component of accumulated other comprehensive income (“AOCI”) in the Condensed Consolidated Balance Sheets and are reclassified into interest expense, net, in the same period in which the related interest on debt affects earnings. For interest rate swap contracts that have been de-designated as cash flow hedges and for which the forecasted cash flows are probable or reasonably possible of occurring, unrealized gains and losses previously recognized as a component of AOCI are reclassified into interest expense, net, in the same period in which the related interest on variable-rate debt affects earnings through the original maturity date of the related interest rate swap contracts. For interest rate swap contracts that have been de-designated as cash flow hedges and for which the forecasted cash flows are probable of not occurring, unrealized gains and losses previously recognized as a component of AOCI are immediately reclassified into interest expense, net. The cash flows associated with interest rate swap contracts that included an other-than-significant financing element at inception are reflected as cash flows from financing activities in the Condensed Consolidated Statements of Cash Flows.
The following table presents the Company’s interest rate swaps as of March 31, 2021 and December 31, 2020 (in thousands):

Execution	Maturity	Designation	Notional Amount
January 2019	April 2022	Not designated	$125,000
February 2019	April 2022	Not designated	300,000
October 2019	September 2026	Not designated	2,800,000
Total notional amount			$3,225,000
As a result of changes in the interest rate environment during 2020, the Company's interest rate swap contracts previously designated as cash flow hedges with an aggregate notional amount of $3 billion were no longer highly effective beginning in March 2020. Accordingly, the Company de-designated the cash flow hedges, and the unrealized gains and losses for the period in which these cash flow hedges were no longer highly effective were recognized in interest expense, net. As the forecasted cash flows are probable or reasonably possible of occurring, unrealized losses previously recognized as a component of AOCI prior to de-designation will be reclassified into interest expense, net, in the same period in which the related interest on variable-rate debt affects earnings through the maturity dates of the interest rate swap contracts.
The unrealized impact of interest rate swap contracts recognized in interest expense, net, in the Condensed Consolidated Statements of Operations was a gain of $107 million and a loss of $70 million during the three months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2021 and 2020, the Company paid $14 million and $3 million, respectively, related to settlements on interest rate swap contracts that included an other-than-insignificant financing element at inception, which is reflected in cash flows from financing activities in the Condensed Consolidated Statement of Cash Flows.
The following table presents the fair value of the Company’s interest rate swaps and related classification in the Condensed Consolidated Balance Sheets:

(in thousands)	March 31, 2021	December 31, 2020
Accrued expenses and other current liabilities	$64,864	$65,462
Other liabilities	104,459	210,378
Fair value of interest rate swaps	$169,323	$275,840
As of March 31, 2021 and December 31, 2020, AOCI, net of tax, related to cash flow hedges was $106 million and $118 million, respectively.
8. Equity
The Company has two classes of common stock, Common Stock and Class B Common Stock, both of which entitle stockholders to one vote for each share. Each share of Class B Common Stock has equal status and rights to dividends as a share of Common Stock. The holders of Class B Common Stock have one vote for each share of Class B Common Stock held on all matters on which stockholders are entitled to vote generally except for voting on the election, appointment, or removal of directors of the Company. Additionally, each share of Class B Common Stock will immediately become convertible into one share of Common Stock, at the option of the holder, subject to certain timing and restrictions.

Dividends
The following table presents the Company’s dividends declared on common stock during the three months ended March 31, 2021 and 2020:

(in thousands, except per share data)			Common Stock Dividends		Class B Common Stock Dividends
Declaration Date	Record Date	Payment Date	Per Share	Aggregate	Per Share	Aggregate
2/25/2021	3/18/2021	4/1/2021	$0.035	$27,220	$0.035	$1,916
3/5/2020	3/19/2020	4/2/2020	$0.035	$27,117	$—	$—
On May 5, 2021, the Company announced a dividend of $0.035 per share to holders of Common Stock and Class B Common Stock of record on June 17, 2021, which will be distributed on July 1, 2021.
During February 2019, the Company approved a dividend reinvestment plan (the “DRIP”), which allowed stockholders to designate all or a portion of the cash dividends on their shares of common stock for reinvestment in additional shares of the Company’s Common Stock. Dividends settled in shares of Common Stock were not material during the three months ended March 31, 2021 and 2020. The DRIP terminated in accordance with its terms on February 27, 2021.
Share Repurchase Program
During February 2019, the Company approved a share repurchase program (the “Share Repurchase Program”), which authorized the Company to repurchase shares of the Company’s Common Stock (up to a certain amount). There were no repurchases of any shares of Common Stock under the Share Repurchase Program during the three months ended March 31, 2021 and 2020. The Share Repurchase Program terminated in accordance with its terms on March 23, 2021.
Accumulated Other Comprehensive Loss
There were no material reclassifications out of AOCI during the three months ended March 31, 2021 and 2020.
As of March 31, 2021, approximately $60 million of AOCI associated with cash flow hedges is estimated to be reclassified to interest expense, net, within the next twelve months.
9. Share-based Compensation
Share-based compensation expense totaled $16 million and $23 million during the three months ended March 31, 2021 and 2020, respectively.
Restricted Stock Units
During the three months ended March 31, 2021, the Company granted approximately 5 million restricted stock units (“RSUs”) under the 2018 Omnibus Incentive Plan (the “2018 Plan”). These RSUs are service-based awards with a three-year graded vesting period from the date of grant. The fair value of the RSUs is equal to the closing price per share of the Company’s Common Stock on the date of grant, which resulted in a weighted-average grant date fair value of $7.74.
The RSUs include retirement provisions that allow awards to continue to vest in accordance with the granted terms in its entirety when a participant reaches retirement eligibility, as long as 12 months of service have been provided since the date of grant. RSUs are entitled to dividend equivalent units, which are granted as additional RSUs and are subject to the same vesting and forfeiture conditions as the underlying RSUs.
10. Net Loss Per Share
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
For purposes of the diluted net loss per share of Class B Common Stock computation, basic net loss per share of Class B Common Stock is equal to diluted net loss per share of Class B Common Stock because there were no potential shares of Class B Common Stock outstanding, and the Company reported a net loss during the three months ended March 31, 2021.
The following table provides the computations of basic and diluted net loss per share for each class of common stock:

	Three Months Ended
	March 31, 2021		March 31, 2020
(in thousands, except per share amounts)	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Allocation of net loss - basic and diluted	$(44,673)	$(3,221)	$(300,293)	$—

Weighted-average shares outstanding - basic and diluted	762,704	54,745	759,092	—

Net loss per share - basic and diluted	$(0.06)	$(0.06)	$(0.40)	$—
11. Income Taxes
Unrecognized Tax Benefits
During the three months ended March 31, 2021, the Company did not have a material change to its unrecognized tax benefits. The Company’s unrecognized tax benefits relate to tax years that remain subject to audit by the taxing authorities in the U.S. federal, state and local, and foreign jurisdictions. Based on the current status of its income tax audits, the Company does not believe that a significant portion of its unrecognized tax benefits will be resolved in the next twelve months.
Effective Tax Rate
The Company’s income tax benefit for the three months ended March 31, 2021 was $15 million, resulting in an effective tax rate for the period of 23.3%. The effective tax rate primarily represents the federal statutory rate of 21.0%, a state statutory tax rate, net of federal benefits, of 2.8%, a 2.8% favorable impact of share-based compensation, partially offset by a 1.6% unfavorable impact of state legislative changes.
Income tax benefit for the three months ended March 31, 2020 was $78 million, resulting in an effective tax rate for the period of 20.6%. The effective tax rate primarily represents the federal income tax rate of 21.0%, a state statutory tax rate, net of federal benefits, of 3.0%, a 2.4% unfavorable impact related to an increase in unrecognized tax benefits, and a 1.7% unfavorable impact from an increase in valuation allowances primarily related to tax credits not expected to be utilized prior to expiration.
The effective tax rate can vary from period to period due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as changes in the overall state tax rate.
COVID-19 Pandemic
In response to the COVID-19 Pandemic, the American Rescue Plan Act of 2021 (the “2021 Rescue Act”) and the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) were signed into law during March 2021 and March 2020, respectively, and included significant corporate income tax and payroll tax provisions intended to provide economic relief to address the impact of the COVID-19 Pandemic.

During 2020, the Company recognized favorable cash flow impacts related to the accelerated refund of previously generated alternative minimum tax credits, as well as from the deferral of remittance of certain 2020 payroll taxes, with 50% of the deferred amount due by the end of 2021, and the remainder due by the end of 2022. The Company also recognized a benefit from an increase in the interest expense limitation from 30% to 50% for tax years 2019 and 2020.
In connection with the 2021 Rescue Act, the Company noted risks of an unfavorable impact to the Company’s future results of operations and cash flows due to revised Internal Revenue Code Section 162(m) limits on the deduction for executive compensation, effective in tax years after 2026. During the first quarter of 2021, various revenue raising corporate tax provisions were also proposed, including a potential increase in the corporate tax rate and the enactment of a minimum tax on book income. The Company will continue to monitor and assess the potential unfavorable impacts of such proposals.
In addition, states have begun proposing and enacting legislation to address the unfavorable financial impacts of the COVID-19 Pandemic, which includes tax rate changes, decoupling from favorable federal legislation under the CARES Act (such as an increased interest expense limitation from 30% to 50%), and limiting the use of net operating losses. As of March 31, 2021, there has been no material impact to the Company from these state legislative changes. However, the Company expects the trend to continue through the remainder of 2021, and these changes could have material impacts to the Company’s results of operations and cash flows. The Company will continue to assess the impacts as states finalize and enact these legislative changes.
12. Commitments and Contingencies
Contractual Obligations
During the three months ended March 31, 2021, the Company entered into various commitments to purchase certain parts used in the program to replace 3G and CDMA cellular equipment used in the Company’s security systems. As of March 31, 2021, the Company had $85 million outstanding related to these obligations.
In addition, the Company entered into an agreement in February 2021 with a third party to purchase customer accounts, if certain conditions are met, up to approximately $67 million over the remaining course of the agreement. The timing and ultimate amount of these purchases are uncertain.
There have been no other material changes to the Company’s contractual obligations as compared to December 31, 2020.
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
The Company’s accrual for ongoing claims and lawsuits not within scope of an insurance program was not material and in most cases the Company has not accrued for any losses as the ultimate outcome or the range of possible loss cannot be estimated. The Company’s accrual for ongoing claims and lawsuits within scope of an insurance program totaled $92 million and $89 million as of March 31, 2021 and December 31, 2020, respectively.
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

Los Angeles Alarm Permit Class Action
In June 2013, the Company was served with a class action complaint in California State Court entitled Villegas v. ADT. In this complaint, the plaintiff asserted that the Company violated certain provisions of the California Alarm Act and the Los Angeles Municipal Alarm Ordinance for its alleged failures to obtain alarm permits for its Los Angeles customers and disclose the alarm permit fee in its customer contracts. The plaintiff seeks to recover damages for putative class members who were required to pay enhanced false alarm fines as a result of the Company not obtaining a valid alarm permit at the time of alarm system installation. The case was initially dismissed by the trial court and judgment was entered in the Company’s favor in October 2014, which the plaintiff appealed. In September 2016, the California Appellate Court reversed and remanded the case back to the trial court. In November 2018, the trial court granted the plaintiff’s motion for class certification and certified four subclasses of customers who received fines from the City of Los Angeles. The case settled in January 2020, and the settlement received preliminary approval from the court in February 2021. A hearing for final approval is scheduled in July 2021.
Wage and Hour Class Action
In January 2020, the Company acquired Defenders, which is defending against litigation brought by Teddy Archer and seven other security advisors who claim unpaid overtime under the Fair Labor Standards Act (the “FLSA”), breach of contract under state law in all states, and a violation of state wage-hour laws in California, New Jersey, New York, and Washington. The lawsuit was originally filed in March 2018 in the United States District Court for the District of Delaware. During 2018, the court conditionally certified the case as an FLSA collective action. The plaintiffs seek to represent a nationwide class for unpaid wages. The parties are actively engaged in discovery.
Unauthorized Access by a Former Technician
In April 2020, after investigating a customer inquiry, the Company self-disclosed that a former technician based in Dallas, Texas had, during service visits, added his personal email address to approximately 200 of the Company’s customers’ accounts, which provided this employee with varying levels of unauthorized personal access to such customers’ in-home security systems. In response, the Company initiated an affirmative outreach effort to notify all customers affected by this activity and to address their concerns. Since the disclosure, four lawsuits have been filed against the Company, and the Company intervened in a fifth lawsuit filed against the former technician.
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
In April 2021, the Company received notice that a new class action complaint had been filed in the U.S. District Court for the Southern District of Florida on behalf of Randy Doty, the husband of the plaintiff in Shana Doty v. ADT LLC. The Company has not yet been formally served. The claims alleged in the new complaint follow the claims asserted in Alexa Preddy v. ADT LLC, the case which has been stayed pending arbitration.
The Company was previously served with a complaint filed in Texas state court by an individual Company customer in July 2020, intervened in a putative Texas state court class action filed against the former technician in August 2020, and may be subject to future legal claims.

13. Segment Information
Effective in the first quarter of 2021, the manner in which the Company’s Chief Executive Officer, who is the CODM, evaluates performance and makes decisions about how to allocate resources changed. Therefore, the Company now reports results in two operating and reportable segments, CSB and Commercial, rather than a single operating and reportable segment. Refer to Note 1 “Description of Business and Summary of Significant Accounting Policies,” for a description of the Company’s segments.
Where applicable, prior periods have been retrospectively adjusted to reflect the new operating and reportable segment structure.
The CODM uses Adjusted EBITDA, which is the segment profit measure, to evaluate segment performance.
Adjusted EBITDA is defined as net income or loss adjusted for (i) interest, (ii) taxes, (iii) depreciation and amortization, including depreciation of subscriber system assets and other fixed assets and amortization of dealer and other intangible assets, (iv) amortization of deferred costs and deferred revenue associated with subscriber acquisitions, (v) share-based compensation expense, (vi) merger, restructuring, integration, and other, (vii) losses on extinguishment of debt, (viii) radio conversion costs, net, (ix) financing and consent fees, (x) acquisition related adjustments, and (xi) other charges and non-cash items.
The CODM does not review the Company's assets by segment; therefore, such information is not presented.
The following table presents total revenue by segment and a reconciliation to consolidated total revenue:

	Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020
CSB	$1,038,605	$1,111,167
Commercial	266,099	258,585
Total Revenue	$1,304,704	$1,369,752
The following table presents Adjusted EBITDA by segment and a reconciliation to consolidated net loss before taxes:

	Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020
Adjusted EBITDA by segment:
CSB	$519,478	$537,075
Commercial	22,653	2,414
Total	$542,131	$539,489

Reconciliation to consolidated net loss before taxes:
Total segment Adjusted EBITDA	$542,131	$539,489
Less:
Interest expense, net	47,724	225,367
Depreciation and intangible asset amortization	469,809	489,024
Amortization of deferred subscriber acquisition costs	28,642	22,627
Amortization of deferred subscriber acquisition revenue	(37,159)	(29,477)
Share-based compensation expense	16,019	23,499
Merger, restructuring, integration, and other	20,507	108,794
Loss on extinguishment of debt	156	65,843
Radio conversion costs, net(1)	58,729	6,639
Financing and consent fees(2)	3,346	5,250
Acquisition related adjustments(3)	(248)	1,377
Other(4)	(2,937)	(1,197)
Net loss before taxes	$(62,457)	$(378,257)
___________________
(1)Represents costs, net of any incremental revenue earned, associated with replacing cellular technology used in many of the Company’s security systems pursuant to a replacement program.

(2)Represents fees expensed associated with financing transactions.
(3)Represents amortization of purchase accounting adjustments and compensation arrangements related to acquisitions.
(4)Represents other charges and non-cash items.
14. Related Party Transactions
The Company’s related party transactions primarily relate to management, consulting, and transaction advisory services provided by Apollo, as well as monitoring and related services provided to or products and services received from other entities controlled by Apollo. There were no significant related party transactions as of and for the three months ended March 31, 2021 and three months ended March 31, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
INTRODUCTION
The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”), which was filed with the United States (“U.S.”) Securities and Exchange Commission (the “SEC”) on February 25, 2021, to obtain a more comprehensive understanding of our financial condition, changes in financial condition, and results of operations. The following discussion and analysis contains forward-looking statements about our business, operations, and financial performance based on current plans and estimates that involve risks, uncertainties, and assumptions. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause such differences are discussed in the sections of this Quarterly Report on Form 10-Q titled “Cautionary Statements Regarding Forward-Looking Statements” and “Item 1A. Risk Factors.”
OVERVIEW
ADT Inc., together with its wholly-owned subsidiaries (collectively, the “Company,” “we,” “our,” “us,” and “ADT”), is a leading provider of security, automation, and smart home solutions serving consumers and businesses in the U.S. We offer many ways to help protect and connect customers by providing 24/7 professional monitoring services as well as delivering lifestyle-driven solutions through professionally installed, do-it-yourself (“DIY”), mobile, and digital-based offerings for residential, small business, and larger commercial customers. We are one of the largest full-service security companies with a national footprint, and we deliver an integrated customer experience by maintaining the industry’s largest sales, installation, and service field force, as well as a 24/7 professional monitoring network. As of March 31, 2021, we served approximately 6.6 million recurring customers.
Our security and automation offerings involve the sale, installation, and monitoring of security and premises automation systems designed to detect intrusion; control access; sense movement, smoke, fire, carbon monoxide, flooding, temperature, and other environmental conditions and hazards; and address personal emergencies, such as injuries, medical emergencies, or incapacitation. Upon the occurrence of certain initiating events, monitored security systems send event-specific signals to our monitoring centers. According to the type of service contract and customer preference, our monitoring center personnel respond to alarms by relaying appropriate information to first responders, such as local police, fire departments, or medical emergency response centers; the customer; or others on the customer’s emergency contact list. We continue to invest and innovate in our alarm verification technologies as well as partner with industry associations and various first responder agencies to help prioritize response events and enhance response policies. The breadth of our solutions allows us to meet a wide variety of customer needs.
The vast majority of our new customers enroll in our interactive and smart home solutions, which allow our customers to remotely monitor and manage their environments. Depending on the service plan and type of product installation, customers are able to remotely access information regarding the security of their residential or commercial environment, arm and disarm their security systems, adjust lighting or thermostat levels, monitor and react to defined events, or view real-time video from cameras covering different areas of their premises through a customized web portal from web-enabled devices (such as smart phones, laptops, and tablet computers). Additionally, our interactive and smart home solutions enable customers to create customized and automated schedules for managing connected devices such as lights, thermostats, appliances, garage doors, and cameras. These systems can also be programmed to perform additional functions such as recording and viewing live video and sending text messages or other alerts based on triggering events or conditions.
As part of our product innovation, we are extending the concept of security from the physical home or business to personal on-the-go security and safety with SoSecure, our mobile safety application, and other offerings. Our technology allows us to integrate with various third-party connected and wearable devices enabling us to serve our customers whether they are at home or on-the-go. Customers’ increasingly mobile and active lifestyles have also created new opportunities for us in the fast-growing market for self-monitored DIY products and mobile technology. Additionally, we offer personal emergency response system products and services that are supported by our monitoring centers and utilize our security monitoring infrastructure to provide customers with solutions helping to sustain independent living and encourage better self-care activities.
BASIS OF PRESENTATION
All financial information presented in this section has been prepared in U.S. dollars in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and includes the accounts of ADT Inc. and its subsidiaries. All intercompany transactions have been eliminated.

Segment Change
Effective in the first quarter of 2021, the manner in which our Chief Executive Officer, who is the chief operating decision maker (the “CODM”), evaluates performance and makes decisions about how to allocate resources changed. Therefore, we now report results in two operating and reportable segments, Consumer and Small Business (“CSB”) and Commercial, rather than a single operating and reportable segment. Where applicable, prior periods have been retrospectively adjusted to reflect the new operating and reportable segment structure.
We organize our segments based on customer type as follows:
•Consumer and Small Business (CSB) - Customers in our CSB segment are comprised of residential homeowners, small business operators, and other individual consumers. Our CSB segment primarily includes (i) revenue and operating costs from the sale, installation, servicing, and monitoring of integrated security and automation systems, as well as other offerings such as mobile security and home health solutions; (ii) other operating costs associated with support functions related to these operations; and (iii) general corporate costs and other income and expense items not included in the Commercial segment.
Results for our Canadian operations prior to its sale in the fourth quarter of 2019 are included in the CSB segment based on the primary customer market served in Canada.
•Commercial - Customers in our Commercial segment are comprised of larger businesses with more expansive facilities (typically larger than 10,000 square feet) and/or multi-site operations, which often require more sophisticated integrated solutions. Our Commercial segment primarily includes (i) revenue and operating costs from the sale, installation, servicing, and monitoring of integrated security and automation systems, fire detection and suppression systems, and other related offerings; (ii) other operating costs associated with support functions of these operations; and (iii) dedicated corporate and other costs.
Our CODM uses Adjusted EBITDA, which is the segment profit measure, to evaluate segment performance. Our definition of Adjusted EBITDA, a reconciliation of Adjusted EBITDA to net loss, and additional information, including a description of the limitations relating to the use of Adjusted EBITDA, are provided under “—Non-GAAP Measures.”
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
Our ability to add new customers depends on the overall demand for our products and services, which is driven by a number of external factors. The overall economic condition in the geographies in which we operate can impact our ability to attract new customers and grow our business in all customer channels. Growth in our residential customer base can be influenced by the overall state of the housing market. Growth in our commercial customer base can be influenced by the rate at which new businesses are formed or existing businesses grow. The demand for our products and services is also impacted by the perceived threat of crime, as well as the price and quality of our offerings compared to our competitors.
Monthly fees generated from any individual customer vary based on the level of service provided and customer tenure. We offer a wide range of services at various price points from basic burglar alarm monitoring to our full suite of interactive services, as well as our fire detection and suppression systems and other Commercial offerings. Our ability to increase monthly fees at the individual customer level depends on a number of factors, including our ability to effectively introduce and market additional features and services that increase the value of our offerings, which we believe drives customers to purchase higher levels of service and supports our ability to make periodic adjustments to pricing.
A portion of our customer base can be expected to cancel its service every year. Customers may choose not to renew or may terminate their contracts for a variety of reasons, including relocation, cost, loss to competition, or service issues. Attrition has a direct impact on our financial results, including revenue, operating income, and cash flows.

COVID-19 Pandemic
During March 2020, the World Health Organization declared the outbreak of a novel coronavirus as a pandemic (the “COVID-19 Pandemic”), which has become widespread in the U.S. Containment efforts and responses to the COVID-19 Pandemic have varied by individuals, businesses, and state and local municipalities, and in certain areas of the U.S., initial and precautionary measures helped mitigate the spread of the coronavirus, while subsequent easing of such measures has resulted in the re-emergence of the coronavirus. The COVID-19 Pandemic has had a notable adverse impact on general economic conditions, including the temporary closures of many businesses, increased governmental regulations, and reduced consumer spending due to significant unemployment and other effects attributable to the COVID-19 Pandemic. In order to continue to both protect our employees and serve our customers, we have adjusted and are continuously evolving certain aspects of our operations, which includes (i) detailed protocols for infectious disease safety for employees, (ii) daily wellness checks for employees, and (iii) certain work from home actions, including for the majority of our call center professionals.
While the COVID-19 Pandemic has impacted our commercial businesses to a greater extent than our residential businesses, we believe our overall recurring revenue and highly variable subscriber acquisition cost model provides a solid financial foundation for strong cash flow generation. Accordingly, during the current challenging macroeconomic environment and the slowdown brought on by the COVID-19 Pandemic, we anticipate having sufficient liquidity and capital resources to continue (i) providing essential services, (ii) satisfying our debt requirements, and (iii) having the ability to return capital to our stockholders in the form of a regular quarterly dividend. We have not sought or requested government assistance as a result of the COVID-19 Pandemic, but we did benefit from favorable cash flows and other benefits associated with certain income tax and payroll tax provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). While we have incurred additional costs associated with providing personal protective equipment for our employees and work from home actions, we also instituted various temporary cost control measures. Furthermore, we believe the economic downturn, the recent civil unrest, and continued uncertainties around the economic environment and COVID-19 Pandemic increase consumer and business awareness of the need for security, which together with a lower volume of customer relocations and the utilization of temporary pricing and retention initiatives for existing customers, may help counterbalance any increase in gross customer revenue attrition that we may experience as a result of reduced consumer or business spending caused by the COVID-19 Pandemic. Finally, we may see opportunities for additional acquisitions, continued investment in potential new revenue streams or capabilities, and low-cost bulk account purchases.
We considered the on-going and pervasive economic impact of the COVID-19 Pandemic in our assessment of our financial position, results of operations, cash flows, and certain accounting estimates as of and for the three months ended March 31, 2021. Due to the evolving and uncertain nature of the COVID-19 Pandemic, it is possible that the effects of the COVID-19 Pandemic could materially impact our estimates and condensed consolidated financial statements in future reporting periods.
Radio Conversion Costs
During 2019, we commenced a program to replace 3G and Code-Division Multiple Access (“CDMA”) cellular equipment used in many of our security systems as a result of the 3G and CDMA cellular network providers notifying us that they will be retiring their 3G and CDMA networks during 2022. We continue to estimate that we will incur between $225 million and $300 million of net costs over the course of the program, which consists of costs, net of any revenue we collect from customers, associated with these radio replacements and cellular network conversions. From inception of this program through March 31, 2021, we have incurred $136 million of net costs, of which $59 million was incurred during the three months ended March 31, 2021.
We seek to minimize these costs by converting customers during routine service visits whenever possible. However, the replacement program and pace of replacement are subject to change and may be influenced by our ability to access customer sites due to the COVID-19 Pandemic; cost-sharing opportunities with suppliers, carriers, and customers; and the extent to which we are able to implement our Cell Bounce solution, as described below. Given the current network retirement dates, we estimate that we will incur most of the remaining net costs during 2021, and we expect to continue to collect a portion of the incremental revenue thereafter.
During November 2020, we acquired Cell Bounce, a technology company with proprietary radio conversion technology in the form of a user-installable device, which was intended to facilitate the transition of customers on 3G networks in a cost efficient and timely manner. However, as a result of recent worldwide shortages for certain electronic components, we may be unable to produce the expected volume of Cell Bounce product in order to achieve the expected benefits. As a result, we expect to continue to replace 3G radios primarily using traditional methods, and we will utilize Cell Bounce product to complement these traditional methods to the extent possible.

Google Commercial Agreement
In 2020, we entered into a Master Supply, Distribution, and Marketing Agreement (the “Google Commercial Agreement”) with Google LLC (“Google”), pursuant to which Google has agreed to supply us with certain Google devices, as well as certain Google video and analytics services (“Google Services”), for sale to our customers. The Google Commercial Agreement also sets forth certain termination rights of the parties, certain exclusivity obligations of the Company in favor of Google, and certain other rights and obligations of the parties, all as described in our public filings with the SEC.
The Google Commercial Agreement further specifies that each party will contribute $150 million towards the joint marketing of devices and services; customer acquisition; training of our employees on the sales, installation, customer service, and maintenance of the product and service offerings; and technology updates for products included in such offerings. Each party is required to contribute such funds in three equal tranches, subject to the attainment of certain milestones.
Next Generation Platform
In November 2020, we announced the ongoing development of our ADT-owned next generation professional security and automation technology platform, which is currently being developed in coordination with Google. Our comprehensive interactive platform is expected to provide customers with a seamless experience across security, life safety, automation, and analytics through a common application. Additionally, our platform is expected to integrate the user experience, customer service experience, and back-end support.
We expect to incur costs of approximately $50 million associated with the development of our next generation platform in 2021. These initiatives are in the early stages, and it is possible that we could experience a material increase in the costs associated with these initiatives.
SIGNIFICANT EVENTS
The comparability of our results of operations has been impacted by the following events:
Revenue Model Initiative and Equipment Ownership Model Change
During February 2020, we launched a new revenue model initiative for certain residential customers, which (i) revised the amount and nature of fees due at installation, (ii) introduced a 60-month monitoring contract option, and (iii) introduced a new retail installment contract option that allows qualifying residential customers to repay the fees due at installation over a 24-, 36-, or 60-month interest-free period. Due to the requirements of our initial third-party consumer financing program, we also transitioned our security system ownership model from a predominately Company-owned model to a predominately customer-owned model (the “Equipment Ownership Model Change”).
During March 2020, we entered into an uncommitted receivables securitization financing agreement (the “Receivables Facility”), which allowed us to receive financing secured by retail installment contract receivables from transactions under a customer-owned model. During April 2020, we amended the Receivables Facility to also permit financing secured by retail installment contract receivables from transactions occurring under a Company-owned model. As a result, we started to transition our security system ownership model to a predominately Company-owned model in May 2020. In addition, our residential transactions included a temporary increase in transactions sold under a customer-owned model as a result of, and subsequent to, the acquisition of Defender Holdings, Inc. (“Defenders”) (the “Defenders Acquisition”) in January 2020. However, as of March 31, 2021, substantially all new residential transactions take place under a Company-owned model.
The transition to a predominately Company-owned model is expected to continue to impact our results of operations and cash flow presentation during 2021 compared to 2020 due to different accounting policies applicable to a Company-owned model versus a customer-owned model. We cannot be certain that our revenue model initiative, as described above, or the transition to a predominately Company-owned model, will achieve the desired outcomes. Accordingly, these actions could have a material adverse effect on our business, financial condition, results of operations, cash flows, and key performance indicators.

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
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP measure that we believe is useful to investors to measure the operational strength and performance of our business. Our definition of Adjusted EBITDA, a reconciliation of Adjusted EBITDA to net loss (the most comparable GAAP measure), and additional information, including a description of the limitations relating to the use of Adjusted EBITDA, are provided under “—Non-GAAP Measures.”

RESULTS OF OPERATIONS
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
The following table presents our condensed consolidated results of operations and key performance indicators:

(in thousands, except as otherwise indicated)	Three Months Ended
Results of Operations:	March 31, 2021	March 31, 2020	$ Change
Monitoring and related services	$1,062,766	$1,045,957	$16,809
Installation and other	241,938	323,795	(81,857)
Total revenue	1,304,704	1,369,752	(65,048)
Cost of revenue (exclusive of depreciation and amortization shown separately below)	381,166	407,986	(26,820)
Selling, general and administrative expenses	449,602	453,304	(3,702)
Depreciation and intangible asset amortization	469,809	489,024	(19,215)
Merger, restructuring, integration, and other	20,507	108,794	(88,287)
Operating loss	(16,380)	(89,356)	72,976
Interest expense, net	(47,724)	(225,367)	177,643
Loss on extinguishment of debt	(156)	(65,843)	65,687
Other income	1,803	2,309	(506)
Loss before income taxes	(62,457)	(378,257)	315,800
Income tax benefit	14,563	77,964	(63,401)
Net loss	$(47,894)	$(300,293)	$252,399

Key Performance Indicators: (1)
RMR	$349,058	$339,182	$9,876
Gross customer revenue attrition (percent)	13.1%	13.5%	(40) bps
Adjusted EBITDA (2)	$542,131	$539,489	$2,642
_______________________
(1)Refer to the “—Key Performance Indicators” section for the definitions of these key performance indicators.
(2)Adjusted EBITDA is a non-GAAP measure. Refer to the “—Non-GAAP Measures” section for the definition of this term and a reconciliation to the most comparable GAAP measure.
Monitoring and Related Services Revenue (“M&S Revenue”)
The following table presents M&S Revenue in total and by segment:

	Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020	$ Change
CSB	$951,248	$938,032	$13,216
Commercial	111,518	107,925	3,593
Total M&S Revenue	$1,062,766	$1,045,957	$16,809
The increase in total M&S Revenue was primarily attributable to CSB, which was driven by an increase in recurring revenue primarily due to improvements in average pricing as new and existing customers select higher priced interactive and other services and an increase in the average number of customers, which primarily reflects an improvement in gross customer revenue attrition. The increase in Commercial M&S Revenue was driven by an increase in monitoring revenue primarily due to the acquisitions of businesses and customer accounts.
Total RMR was $349 million and $339 million as of March 31, 2021 and 2020, respectively. The increase in RMR was due to improvements in average pricing on our customer base and net customer additions.
Gross customer revenue attrition was 13.1% and 13.5% as of March 31, 2021 and 2020, respectively. The improvement in gross customer revenue attrition was attributable to fewer non-payment disconnects, fewer customer relocations, and the benefit of customer retention initiatives, partially offset by lower dealer charge-backs.

Installation and Other Revenue
The following table presents installation and other revenue in total and by segment:

	Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020	$ Change
CSB	$87,357	$173,135	$(85,778)
Commercial	154,581	150,660	3,921
Total installation and other revenue	$241,938	$323,795	$(81,857)
The decrease in total installation and other revenue was primarily attributable to CSB, which was driven by a lower volume of transactions in which equipment was sold outright to the customer as a result of our transition to a predominately Company-owned model.
The increase in installation and other revenue in Commercial was attributable to an increase in outright sales revenue primarily due to acquisitions.
Cost of Revenue
The following table presents cost of revenue in total and by segment:

	Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020	$ Change
CSB	$193,371	$225,001	$(31,630)
Commercial	187,795	182,985	4,810
Total cost of revenue	$381,166	$407,986	$(26,820)
The decrease in total cost of revenue was primarily attributable to CSB, which was driven by a decrease in installation costs from a lower volume of residential transactions in which equipment was sold outright to the customer as a result of our transition to a predominately Company-owned model, partially offset by an increase in field service and call center costs.
The increase in cost of revenue in Commercial was primarily due to an increase in customer service costs, as well as an increase in installation costs primarily due to acquisitions.
Selling, General and Administrative Expenses
Selling, general and administrative expenses remained relatively flat year over year and included the following changes:
•increases of $54 million in radio conversion costs primarily related to an increase in the number of conversions of customers in our CSB segment;
•decreases in the provision for credit losses of $21 million and $11 million in our CSB and Commercial segments, respectively, primarily due to the impact in the prior year of the economic downturn associated with the COVID-19 Pandemic beginning in March 2020; and
•decreases in total selling costs primarily due to lower commissions as well as lower share-based compensation expense.
Depreciation and Intangible Asset Amortization
The decrease in depreciation and intangible asset amortization expense was primarily due to decreases related to contracts and related customer relationships and subscriber system assets.
Merger, Restructuring, Integration, and Other
During the three months ended March 31, 2021, merger, restructuring, integration, and other primarily included an $18 million impairment charge due to lower than expected benefits from the Cell Bounce developed technology intangible asset as a result of recent worldwide shortages for certain electronic components.

During the three months ended March 31, 2020, merger, restructuring, integration, and other primarily included a loss of $81 million associated with the settlement of a pre-existing relationship in connection with the Defenders Acquisition and $8 million due to fair value remeasurements on a strategic investment.
During the three months ended March 31, 2021 and 2020, amounts included in merger, restructuring, integration, and other primarily related to our CSB segment.
Interest Expense, net
The decrease in interest expense, net, was primarily driven by the unrealized impact of interest rate swap contracts, which was a gain of $107 million and a loss of $70 million during the three months ended March 31, 2021 and 2020, respectively.
Loss on Extinguishment of Debt
During the three months ended March 31, 2021, loss on extinguishment of debt was not material.
During the three months ended March 31, 2020, loss on extinguishment of debt totaled $66 million and related to the call premium and write-off of unamortized deferred financing costs in connection with the $1.2 billion redemption of second lien notes in February 2020.
Income Tax Benefit
Income tax benefit for the three months ended March 31, 2021 was $15 million, resulting in an effective tax rate for the period of 23.3%. The effective tax rate primarily represents the federal statutory rate of 21.0%, a state statutory tax rate, net of federal benefits, of 2.8%, a 2.8% favorable impact of share-based compensation, partially offset by a 1.6% unfavorable impact of state legislative changes.
Income tax benefit for the three months ended March 31, 2020 was $78 million, resulting in an effective tax rate for the period of 20.6%. The effective tax rate primarily represents the federal income tax rate of 21.0%, a state statutory tax rate, net of federal benefits, of 3.0% and a 2.4% unfavorable impact related to an increase in unrecognized tax benefits, and a 1.7% unfavorable impact from an increase in valuation allowances, primarily related to tax credits not expected to be utilized prior to expiration.
The effective tax rate can vary from period to period due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as changes in the overall state tax rate.
NON-GAAP MEASURES
To provide investors with additional information in connection with our results as determined in accordance with GAAP, we disclose Adjusted EBITDA as a non-GAAP measure. This measure is not a financial measure calculated in accordance with GAAP, and it should not be considered as a substitute for net income, operating income, or any other measure calculated in accordance with GAAP, and may not be comparable to similarly titled measures reported by other companies.
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
We define Adjusted EBITDA as net income or loss adjusted for (i) interest, (ii) taxes, (iii) depreciation and amortization, including depreciation of subscriber system assets and other fixed assets and amortization of dealer and other intangible assets, (iv) amortization of deferred costs and deferred revenue associated with subscriber acquisitions, (v) share-based compensation expense, (vi) merger, restructuring, integration, and other, (vii) losses on extinguishment of debt, (viii) radio conversion costs, net, (ix) financing and consent fees, (x) acquisition related adjustments, and (xi) other charges and non-cash items.
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

Adjusted EBITDA
The table below reconciles Adjusted EBITDA to net loss:

	Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020	$ Change
Net loss	$(47,894)	$(300,293)	$252,399
Interest expense, net	47,724	225,367	(177,643)
Income tax benefit	(14,563)	(77,964)	63,401
Depreciation and intangible asset amortization	469,809	489,024	(19,215)
Amortization of deferred subscriber acquisition costs	28,642	22,627	6,015
Amortization of deferred subscriber acquisition revenue	(37,159)	(29,477)	(7,682)
Share-based compensation expense	16,019	23,499	(7,480)
Merger, restructuring, integration, and other	20,507	108,794	(88,287)
Loss on extinguishment of debt	156	65,843	(65,687)
Radio conversion costs, net(1)	58,729	6,639	52,090
Financing and consent fees(2)	3,346	5,250	(1,904)
Acquisition related adjustments(3)	(248)	1,377	(1,625)
Other(4)	(2,937)	(1,197)	(1,740)
Adjusted EBITDA	$542,131	$539,489	$2,642
___________________
(1)Represents costs, net of any incremental revenue earned, associated with replacing cellular technology used in many of our security systems pursuant to a replacement program.
(2)Represents fees expensed associated with financing transactions.
(3)Represents amortization of purchase accounting adjustments and compensation arrangements related to acquisitions.
(4)Represents other charges and non-cash items.
The following table presents Adjusted EBITDA in total and by segment:

	Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020	$ Change
CSB	$519,478	$537,075	$(17,597)
Commercial	22,653	2,414	20,239
Adjusted EBITDA	$542,131	$539,489	$2,642
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Total Adjusted EBITDA remained relatively flat and includes an increase in Commercial partially offset by a decrease in CSB.
The $18 million decrease in Adjusted EBITDA in our CSB segment is primarily due to a decrease in installation and other revenue, net of the associated costs, from transactions in which equipment was sold outright to the customer due to our transition to a predominately Company-owned model and an increase in field service and call center costs. These decreases were partially offset by a lower provision for credit losses, a reduction in total selling expenses, and an increase in recurring revenue, excluding amounts outside of our definition of Adjusted EBITDA.
The $20 million increase in Adjusted EBITDA in our Commercial segment is primarily due to lower provision for credit losses, lower general and administrative costs, and an increase in recurring revenue, excluding amounts outside of our definition of Adjusted EBITDA.
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
We are a highly leveraged company with significant debt service requirements. As of March 31, 2021, we had $123 million in cash and cash equivalents. In addition, we had $400 million available under our revolving credit facility and an uncommitted available borrowing capacity of $102 million under our Receivables Facility that is dependent on the volume of eligible retail installment contract receivables that can be sold under our Receivables Facility. The carrying amount of total debt outstanding was approximately $9.5 billion as of March 31, 2021.
Long-Term Debt
Significant changes in our debt during the three months ended March 31, 2021 were as follows:
First Lien Credit Agreement
In January 2021, we amended and restated the first lien credit agreement dated as of July 1, 2015 (together with subsequent amendments and restatements, the “First Lien Credit Agreement”) to refinance the term loan facility (the “First Lien Term Loan due 2026”), which reduced the applicable margin for Adjusted London Interbank Offered Rate (“LIBOR”) loans from 3.25% to 2.75% and reduced the LIBOR floor from 1.00% to 0.75%. Additionally, the amendment requires us to make quarterly payments equal to 0.25% of the aggregate outstanding principal amount of the First Lien Term Loan due 2026, or approximately $7 million per quarter. We may make voluntary prepayments on the First Lien Term Loan due 2026 at any time prior to maturity at par, subject to a 1.00% prepayment premium in the event of certain specified events at any time during the six months after the closing date of the amendment.
As of March 31, 2021, we had no borrowings outstanding under our first lien revolving credit facility (the “First Lien Revolving Credit Facility”).
Receivables Facility
During the three months ended March 31, 2021, we received proceeds of $30 million under the Receivables Facility and repaid $7 million. As of March 31, 2021, we had an outstanding balance of $98 million and an uncommitted available borrowing capacity of $102 million under the Receivables Facility that is dependent on the volume of eligible retail installment contract receivables that can be sold.
In March 2021, we amended the Receivables Facility to, among other things, extend the revolving period until March 4, 2022 and reduced the LIBOR floor from 1.00% to 0.85%.
Debt Covenants
As of March 31, 2021, we were in compliance with all financial covenant and other maintenance tests for all our debt obligations, and we do not believe there is a material risk of future noncompliance with our financial covenant and other maintenance tests as a result of the COVID-19 Pandemic.

Dividends
The following table presents our dividends declared on common stock during the three months ended March 31, 2021 and 2020:

(in thousands, except per share data)			Common Stock Dividends		Class B Common Stock Dividends
Declaration Date	Record Date	Payment Date	Per Share	Aggregate	Per Share	Aggregate
2/25/2021	3/18/2021	4/1/2021	$0.035	$27,220	$0.035	$1,916
3/5/2020	3/19/2020	4/2/2020	$0.035	$27,117	$—	$—
On May 5, 2021, we announced a dividend of $0.035 per share to holders of Common Stock and Class B Common Stock of record on June 17, 2021, which will be distributed on July 1, 2021.
During February 2019, we approved a dividend reinvestment plan (the “DRIP”), which allowed stockholders to designate all or a portion of the cash dividends on their shares of common stock for reinvestment in additional shares of our Common Stock. Dividends settled in shares of Common Stock were not material during the three months ended March 31, 2021 and 2020. The DRIP terminated in accordance with its terms on February 27, 2021.
Share Repurchase Program
During February 2019, we approved a share repurchase program (the “Share Repurchase Program”), which authorized us to repurchase shares of our Common Stock (up to a certain amount). There were no repurchases of any shares of Common Stock under the Share Repurchase Program during the three months ended March 31, 2021 and 2020. The Share Repurchase Program terminated in accordance with its terms on March 23, 2021.
Cash Flow Analysis
The following table presents a summary of our cash flow activity:

	Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020	$ Change
Net cash provided by operating activities	$359,334	$250,229	$109,105
Net cash used in investing activities	$(399,112)	$(338,435)	$(60,677)
Net cash (used in) provided by financing activities	$(40,685)	$157,611	$(198,296)
Cash Flows from Operating Activities
The increase in cash flows provided by operating activities was primarily due to (i) a payment of $81 million in the first quarter of 2020 related to the settlement of a pre-existing relationship in connection with the Defenders Acquisition and (ii) a decrease in the volume of transactions in which equipment was sold outright to residential customers. These increases were partially offset by an increase in net payments for radio conversion costs. The remainder of the activity in cash flows provided by operating activities related to changes in assets and liabilities due to the volume and timing of other operating cash receipts and payments with respect to when the transactions are reflected in earnings.
Refer to the discussions above under “—Results of Operations” for further details.
Cash Flows from Investing Activities
The increase in cash flows used in investing activities was primarily due to (i) an increase of $137 million due to a higher volume of dealer and bulk account purchases primarily related to accounts purchased from a third party in February 2021 and an advance payment received in 2020 for dealer charge-backs in connection with the Defenders Acquisition and (ii) an increase of $80 million due to a higher volume of subscriber system assets expenditures primarily as a result of the transition in 2020 to a predominately Company-owned model. These increases were partially offset by a decrease in cash paid for business acquisitions, net of cash acquired, of $164 million primarily due to the Defenders Acquisition in 2020.

Cash Flows from Financing Activities
During the three months ended March 31, 2021, net cash used in financing activities primarily consisted of (i) $29 million of dividend payments on common stock and (ii) $14 million of payments on interest rate swap contracts that included an other-than-insignificant financing element at inception, partially offset by $22 million of net proceeds under the Receivables Facility.
During the three months ended March 31, 2020, net cash provided by financing activities primarily consisted of $202 million of net proceeds of long-term borrowings, which was partially offset by (i) $26 million of dividend payments on common stock, and (ii) $14 million related to the payment of deferred financing fees.
COMMITMENTS AND CONTRACTUAL OBLIGATIONS
In our 2020 Annual Report, we disclosed our commitments and contractual obligations. There have been no material changes to these commitments and contractual obligations, except as discussed below.
During the three months ended March 31, 2021, we entered into various commitments to purchase certain parts used in our program to replace 3G and CDMA cellular equipment used in our security systems. As of March 31, 2021, we had $85 million outstanding related to these obligations.
In addition, we entered into an agreement in February 2021 with a third party to purchase customer accounts, if certain conditions are met, up to approximately $67 million over the remaining course of the agreement. However, the timing and ultimate amount of these purchases are uncertain.
Refer to the discussion above under “—Liquidity and Capital Resources” for further details regarding significant changes to our long-term debt.
OFF-BALANCE SHEET ARRANGEMENTS
There have been no material changes to our off-balance sheet arrangements as disclosed in our 2020 Annual Report during the three months ended March 31, 2021.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The accompanying condensed consolidated financial statements are prepared in accordance with GAAP, which requires us to select accounting policies and make estimates that affect amounts reported in the condensed consolidated financial statements and the accompanying notes. Management’s estimates are based on the relevant information available at the end of each period. Actual results could differ materially from these estimates under different assumptions or market conditions. In our 2020 Annual Report, we identified our accounting policies that are based on, among other things, estimates and judgments made by management that include inherent risks and uncertainties.
Refer to Note 1 “Description of Business and Summary of Significant Accounting Policies” to the condensed consolidated financial statements for further information about recent accounting pronouncements and adoptions.
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains certain information that may constitute “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that all statements contained in this report that are not clearly historical in nature, including statements regarding anticipated financial performance; management’s plans and objectives for future operations; business prospects; outcome of regulatory proceedings; market conditions; our ability to successfully respond to the challenges posed by the COVID-19 Pandemic; our strategic partnership and ongoing relationship with Google; the expected timing of product commercialization with Google or any changes thereto; the successful internal development, commercialization, and timing of our next generation platform; and other matters, are forward-looking. Forward-looking statements are contained principally in the sections of this report entitled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Without limiting the generality of the preceding sentence, any time we use the words “expects,” “intends,” “will,” “anticipates,” “believes,” “confident,” “continue,” “propose,” “seeks,” “could,” “may,” “should,” “estimates,” “forecasts,” “might,” “goals,” “objectives,” “targets,” “planned,” “projects,” and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking.

Forward-looking information involves risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such statements, including without limitation, the risks and uncertainties disclosed or referenced in Part II Item 1A. of this report under the heading “Risk Factors.” Therefore, caution should be taken not to place undue reliance on any such forward-looking statements. Much of the information in this report that looks toward future performance of the Company is based on various factors and important assumptions about future events that may or may not actually occur. As a result, our operations and financial results in the future could differ materially and substantially from those we have discussed in the forward-looking statements included in this Quarterly Report. We assume no obligation (and specifically disclaim any such obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.
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
Interest Rate Risk
We have both fixed-rate and variable-rate debt, and, as a result, we are exposed to fluctuations in interest rates on our debt. We have interest rate swap contracts to hedge our interest rate exposure on our variable-rate debt. However, certain of our variable-rate debt instruments are subject to a 0.75% floor on interest payments while our interest rate swap contracts do not include a floor. If current LIBOR increases above 0.75%, the increase in our debt service obligations on most of our variable-rate indebtedness will be neutralized as we have entered into interest rate swaps that hedge any increase in current LIBOR above 0.75%. If current LIBOR is below 0.75%, even though the amount borrowed remains the same, our net income and cash flows, including cash available for servicing our indebtedness, will decrease by the impact of the difference between 0.75% and current LIBOR because certain of our variable-rate debt has an interest floor of 0.75% while the corresponding interest rate swap contracts do not have a LIBOR floor.
The unrealized gains and losses of interest rate swap contracts recognized in interest expense, net, in the Condensed Consolidated Statements of Operations were a gain of $107 million and a loss of $70 million during the three months ended March 31, 2021 and 2020, respectively.
As of March 31, 2021, the carrying amount of our debt, excluding finance leases, was $9.5 billion with a fair value of $10 billion. In addition, we had interest rate swap contracts with aggregate notional amounts of $3.2 billion with a fair value of $169 million as a net liability. As of March 31, 2021, a hypothetical 10% change in interest rates would change the fair value of our debt by approximately $184 million based on the implied yield from broker-quoted market prices on our debt, while a similar change in interest rates would change the fair value of our interest rate swap contracts by approximately $2 million based on a discounted cash flow analysis. Additionally, any 0.125% decrease in LIBOR below 0.75% would result in an increase of approximately $4 million in annualized interest expense on our variable-rate debt, including the impact of our interest rate swaps.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2021, our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting, within the time periods specified in the SEC’s rules and forms, information required to be disclosed in the reports that we file or submit under the Exchange Act, and that such information was accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in our management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the three months ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
See Note 12 “Commitments and Contingencies” to the condensed consolidated financial statements under the heading “Legal Proceedings” included in this Quarterly Report on Form 10-Q for legal proceedings and related matters.
ITEM 1A. RISK FACTORS.
Our significant business risks are described in Part I, Item 1A. in our 2020 Annual Report, as filed with the SEC on February 25, 2021, and in our other filings from time to time with the SEC. You should be aware that these risk factors and other information may not describe every risk facing the Company.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Recent Sales of Unregistered Equity Securities
There were no sales of unregistered equity securities during the three months ended March 31, 2021.
Use of Proceeds from Registered Equity Securities
We did not receive any proceeds from sales of registered equity securities during the three months ended March 31, 2021.
Issuer Purchases of Equity Securities
On February 27, 2019, we approved the Share Repurchase Program, which authorized us to repurchase shares of our Common Stock (up to a certain amount). The Share Repurchase Program terminated in accordance with its terms on March 23, 2021.
There were no repurchases of any shares of our Common Stock under the Share Repurchase Program during the three months ended March 31, 2021.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
None.
ITEM 5. OTHER INFORMATION.
None.
ITEM 6. EXHIBITS.
The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report.
Exhibits Index
The information required by this Item is set forth on the exhibit index below.

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

4.30	First Supplemental Indenture, dated as of November 14, 2019, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., I-View Now LLC and Wells Fargo Bank, National Association
4.31
Second Supplemental Indenture, dated as of January 31, 2020, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc. , Defender Security Canada, Inc., ADT MS2 LLC, DPL Two LLC, Defenders LLC, Home Defender, Inc. and Wells Fargo Bank, National Association

4.32
Indenture, dated as of April 4, 2019, by and among Prime Security Services Borrower, LLC, Prime Finance Inc., the guarantors party thereto from time to time, and Wells Fargo Bank, National Association, as trustee, relating to the $750 million aggregate principal amount of 5.750% first-priority senior secured notes due 2026.

4.33
First Supplemental Indenture, dated as of September 23, 2019, by and among Prime Security Services Borrower, LLC, Prime Finance Inc., the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee, relating to the $600 million aggregate principal amount of 5.750% first-priority senior secured notes due 2026

4.34	Second Supplemental Indenture, dated as of November 14, 2019, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., I-View Now LLC and Wells Fargo Bank, National Association
4.35
Third Supplemental Indenture, dated as of January 31, 2020, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc. , Defender Security Canada, Inc., ADT MS2 LLC, DPL Two LLC, Defenders LLC, Home Defender, Inc. and Wells Fargo Bank, National Association

4.36
Indenture, dated as of January 28, 2020, by and among Prime Security Services Borrower, LLC, Prime Finance Inc., the guarantors party thereto from time to time and Wells Fargo Bank, National Association, as trustee, relating to the $1,300 6.250% Second-Priority Senior Secured Notes due 2028

4.37
First Supplemental Indenture, dated as of January 31, 2020, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc. , Defender Security Canada, Inc., ADT MS2 LLC, DPL Two LLC, Defenders LLC, Home Defender, Inc. and Wells Fargo Bank, National Association

4.38
Indenture, dated as of August 20, 2020, by and among Prime Security Services Borrower, LLC, Prime Finance Inc., the guarantors party hereto from time to time, and Wells Fargo Bank, National Association, as trustee, relating to $1,000 million aggregate principle amount of 3.375% first-priority senior secured notes due 2027

4.39	Description of Securities
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

10.6
Incremental Assumption and Amendment Agreement No. 10, dated as of January 27, 2021, by and among Prime Security Services Holdings, LLC, Prime Security Services Borrower, LLC, the lenders party thereto, Barclays Bank PLC, as administrative agent

10.7
Subsidiary Guarantee Agreement (First Lien), dated July 1, 2015, among the Subsidiaries of Prime Security Services Borrower, LLC named therein and Credit Suisse AG, Cayman Islands Branch, as Collateral Agent

10.8
Supplement No. 1, dated as of May 2, 2016, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Securities Services Borrower, LLC and Barclays Bank PLC, as Collateral Agent

10.9
Supplement No. 2, dated as of October 31, 2017, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent

10.10
Supplement No. 3, dated as of January 22, 2018, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent

10.11
Supplement No. 4, dated as of February 28, 2018, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent

10.12
Supplement No. 5, dated as of August 17, 2018, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent

10.13
Supplement No. 6, dated as of January 7, 2019, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent

10.14
Supplement No. 7, dated as of January 30, 2019, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent

10.15
Supplement No. 8, dated as of March 11, 2019, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent

10.16
Holdings Guarantee and Pledge Agreement (First Lien), dated and effective as of July 1, 2015, between Prime Security Services Holdings, LLC, as Holdings, and Credit Suisse AG, Cayman Islands Branch, as Collateral Agent

10.17
Collateral Agreement (First Lien), dated as of July 1, 2015 among Prime Security Services Borrower, LLC, each Subsidiary of Prime Security Services Borrower, LLC from time to time identified therein as a party and Barclays Bank PLC, as collateral agent

10.18
Collateral Agreement (Second Lien), dated as of May 2, 2016, among Prime Security Services Borrower, LLC, as Issuer, Prime Finance Inc., as Co-Issuer, each Subsidiary Guarantor party thereto and Wells Fargo Bank, National Association, as Collateral Agent

10.19
Collateral Agreement (Second Lien), dated as of January 28, 2020, among Prime Security Services Borrower LLC, as Issuer, Prime Finance, Inc., as Co-Issuer, each Subsidiary Guarantor party thereto and Wells Fargo Bank, National Association, as Collateral Agent

10.20
First Lien/First Lien Intercreditor Agreement, dated as of May 2, 2016 among Barclays Bank PLC, as Collateral Agent, Barclays Bank PLC, as Authorized Representative under the Credit Agreement, Wells Fargo Bank, National Association, as the Initial Other Authorized Representative, and each additional Authorized Representative from time to time party hereto relating to Prime Security Services Borrower, LLC

10.21
First Lien/Second Lien Intercreditor Agreement, dated as of July 1, 2015, between Credit Suisse AG, Cayman Islands Branch, as First Lien Facility Agent and Applicable First Lien Agent, and Credit Suisse AG, Cayman Islands Branch, as Second Lien Facility Agent and Applicable Second Lien Agent relating to Prime Security Services Borrower, LLC

10.22
Receivables Purchase Agreement, dated as of March 5, 2020, among ADT LLC, individually and as servicer, ADT Finance LLC, as seller, various purchasers and purchaser agents from time to time party thereto, and Mizuho Bank, LTD., as Administrative Agent, Arranger, Collateral Agent and Structuring Agent

10.23
Agreement of Amendment to Receivables Purchase Agreement, dated as of April 17, 2020, among ADT LLC, individually and as servicer, ADT Finance LLC, as seller, various purchasers and purchaser agents from time to time party thereto, and Mizuho Bank, LTD., as Administrative Agent, Arranger, Collateral Agent and Structuring Agent

10.24
Second Agreement of Amendment to Receivables Purchase Agreement, dated September 17, 2020, among ADT LLC, individually and as servicer, ADT Finance LLC, as seller, various purchasers and purchaser agents from time to time party thereto, and Mizuho Bank, LTD., as Administrative Agent, Arranger, Collateral Agent and Structuring Agent

10.25
Third Agreement of Amendment to Receivables Purchase Agreement, dated January 29, 2021, among ADT LLC, individually and as servicer, ADT Finance LLC, as seller, various purchasers and purchaser agents from time to time party thereto, and Mizuho Bank, LTD., as Administrative Agent, Arranger, Collateral Agent and Structuring Agent

10.26*
Fourth Agreement of Amendment to Receivables Purchase Agreement, dated March 5, 2021, among ADT LLC, individually and as servicer, ADT Finance LLC, as seller, various purchasers and purchaser agents from time to time party thereto, and Mizuho Bank, LTD., as Administrative Agent, Arranger, Collateral Agent and Structuring Agent

10.27	Receivables Sale and Contribution Agreement, dated as of April 17, 2020, between ADT LLC, as Originator and Servicer and ADT Finance Inc., as Buyer
10.28	Trademark Agreement, dated as of September 25, 2012, by and among ADT Services GmbH, ADT US Holdings, Inc., Tyco International Ltd. and The ADT Corporation
10.29	Patent Agreement, dated as of September 26, 2012, by and between Tyco International Ltd. and The ADT Corporation
10.30	Separation and Distribution Agreement, dated September 26, 2012 by and among Tyco International Ltd., Tyco International Finance S.A., The ADT Corporation and ADT LLC
10.31	ADT LLC Supplemental Savings and Retirement Plan, effective as of April 1, 2017
10.32	Amendment to the ADT LLC Supplemental Savings and Retirement Plan, effective as of December 18, 2017
10.33	Amendment to the ADT LLC Supplemental Savings and Retirement Plan, effective as of December 24, 2018
10.34	Amendment to the ADT LLC Supplemental Savings and Retirement Plan, effective as of December 31, 2018
10.35	Amendment to the ADT LLC Supplemental Savings and Retirement Plan, effective as of February 8, 2019
10.36	Amendment to the ADT LLC Supplemental Savings and Retirement Plan, effective as of July 29, 2019
10.37	Stockholders Agreement by and between the ADT Inc. and Prime Securities Services TopCo, LP
10.38	Registration Rights Agreement by and between the ADT Inc. and Prime Securities Services TopCo, LP
10.39	Amendment to the Registration Rights Agreement between ADT Inc. and Prime Security Services TopCo Parent, L.P.
10.40	Securities Purchase Agreement, dated as of July 31, 2020, by and between ADT Inc. and Google LLC
10.41	Investor Rights Agreement, dated as of September 17, 2020 by and between ADT Inc. and Google LLC
10.42	Form of Indemnification Agreement by and between the Company and each of its Directors and Executive Officers
10.43+	Amendment to Amended and Restated Employment Agreement, dated May 3, 2019, between The ADT Security Corporation (together with any of its subsidiaries and Affiliates) and Donald Young
10.44+	Amended and Restated Employment Agreement, dated December 19, 2017, between The ADT Security Corporation (together with any of its subsidiaries and Affiliates) and Jamie Haenggi
10.45+	Amended and Restated Employment Agreement, dated December 19, 2017, between The ADT Security Corporation (together with any of its subsidiaries and Affiliates) and Daniel M. Bresingham
10.46+	Amended and Restated Employment Agreement, dated December 19, 2017, between ADT LLC, (together with any of its subsidiaries and Affiliates) and James D. DeVries
10.47+	Amended and Restated Employment Agreement, dated December 19, 2017, between ADT LLC, (together with any of its subsidiaries and Affiliates) and Jeffrey Likosar
10.48+	ADT Inc. 2018 Omnibus Incentive Plan
10.49+	First Amendment to ADT Inc. 2018 Omnibus Incentive Plan dated April 25, 2019
10.50+	Form of Restricted Stock Unit Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan

10.51+	Form of Non-Qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan
10.52+	Form of Non-Qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan (Class B Unit Redemption)
10.53+	Form of Amendment to Non-Qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan (Class B Unit Redemption)
10.54+	Form of Common Stock Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan
10.55+	ADT Inc. 2018 Omnibus Incentive Plan Restricted Stock Unit Non-Employee Director Award Agreement
10.56+	Form of Restricted Stock Unit Special Equity Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan
10.57+	Form of Non-Qualified Option Special Equity Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan
10.58+	Second Amended & Restated Employment Agreement with James D. DeVries
10.59+	Amendment to Second Amended & Restated Employment Agreement of James D. DeVries
10.60+*	Defenders, Inc. Executive Change in Control Severance Plan with James Boyce, dated April 24, 2017
10.61+*	Amendment to Executive Change in Control Severance Plan with James Boyce, dated January 29, 2020
10.62+*	Offer Letter dated February 3, 2020 by and between James Boyce and ADT Inc.
31.1*	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
31.2*	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
32.1*	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	XBRL Instant Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document
_________________________
^ Confidential treatment requested. Confidential portions of this Exhibit 2.1 have been omitted.
* Filed herewith.
+ Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADT Inc.

Date:	May 5, 2021	By:	/s/ Jeffrey Likosar
		Name:	Jeffrey Likosar
		Title:	Chief Financial Officer and President, Corporate Development (Principal Financial Officer)