Form 10-Q
period 2021-06-30
ADT Inc.
filed 2021-08-04
CIK 1703056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 29, 2021, there were 766,752,442 shares outstanding (excluding 9,573,053 unvested shares of common stock) of the registrant’s common stock, $0.01 par value per share, and 54,744,525 shares outstanding of the registrant’s Class B common stock, $0.01 par value per share.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$150,439	$204,998
Accounts receivable, net of allowance for credit losses of $62,220 and $68,342, respectively	356,736	336,033
Inventories, net	192,790	174,839
Work-in-progress	49,715	41,312
Prepaid expenses and other current assets	198,967	210,212
Total current assets	948,647	967,394
Property and equipment, net	325,349	325,716
Subscriber system assets, net	2,761,597	2,663,228
Intangible assets, net	5,649,464	5,906,690
Goodwill	5,244,685	5,236,302
Deferred subscriber acquisition costs, net	742,242	654,019
Other assets	403,902	363,587
Total assets	$16,075,886	$16,116,936

Liabilities and stockholders' equity
Current liabilities:
Current maturities of long-term debt	$90,777	$44,764
Accounts payable	357,045	321,595
Deferred revenue	347,483	345,582
Accrued expenses and other current liabilities	625,967	584,151
Total current liabilities	1,421,272	1,296,092
Long-term debt	9,471,195	9,447,780
Deferred subscriber acquisition revenue	1,000,558	832,166
Deferred tax liabilities	935,989	990,899
Other liabilities	392,250	510,663
Total liabilities	13,221,264	13,077,600

Commitments and contingencies (See Note 12)

Stockholders' equity:
Preferred stock—authorized 1,000,000 shares of $0.01 par value; zero issued and outstanding as of June 30, 2021 and December 31, 2020.	—	—
Common stock—authorized 3,999,000,000 shares of $0.01 par value; issued and outstanding shares of 776,309,837 and 771,013,638 as of June 30, 2021 and December 31, 2020, respectively.	7,763	7,710
Class B common stock—authorized 100,000,000 shares of $0.01 par value; issued and outstanding shares of 54,744,525 as of June 30, 2021 and December 31, 2020.	547	547
Additional paid-in capital	6,665,145	6,640,763
Accumulated deficit	(3,724,139)	(3,491,069)
Accumulated other comprehensive loss	(94,694)	(118,615)
Total stockholders' equity	2,854,622	3,039,336
Total liabilities and stockholders' equity	$16,075,886	$16,116,936
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Monitoring and related services	$1,083,520	$1,041,379	$2,146,286	$2,087,336
Installation and other	220,897	290,008	462,835	613,803
Total revenue	1,304,417	1,331,387	2,609,121	2,701,139
Cost of revenue (exclusive of depreciation and amortization shown separately below)	381,585	376,347	762,751	784,333
Selling, general, and administrative expenses	445,636	414,711	895,238	868,015
Depreciation and intangible asset amortization	474,271	477,869	944,080	966,893
Merger, restructuring, integration, and other	4,804	12,038	25,311	120,832
Operating (loss) income	(1,879)	50,422	(18,259)	(38,934)
Interest expense, net	(166,525)	(187,265)	(214,249)	(412,632)
Loss on extinguishment of debt	—	—	(156)	(65,843)
Other income	1,533	2,271	3,336	4,580
Loss before income taxes	(166,871)	(134,572)	(229,328)	(512,829)
Income tax benefit	41,021	27,831	55,584	105,795
Net loss	$(125,850)	$(106,741)	$(173,744)	$(407,034)

Net loss per share - basic and diluted:
Common stock	$(0.15)	$(0.14)	$(0.21)	$(0.54)
Class B common stock	$(0.15)	$—	$(0.21)	$—

Weighted-average shares outstanding - basic and diluted:
Common stock	765,922	760,597	764,322	759,845
Class B common stock	54,745	—	54,745	—
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net loss	$(125,850)	$(106,741)	$(173,744)	$(407,034)
Other comprehensive income (loss), net of tax:
Cash flow hedges	11,371	8,565	23,037	(87,498)
Defined benefit pension plans	38	(12)	884	(5)
Total other comprehensive income (loss), net of tax	11,409	8,553	23,921	(87,503)
Comprehensive loss	$(114,441)	$(98,188)	$(149,823)	$(494,537)
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Three Months Ended June 30, 2021
	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at beginning of period	774,884	54,745	$7,749	$547	$6,644,332	$(3,568,615)	$(106,103)	$2,977,910
Net loss	—	—	—	—	—	(125,850)	—	(125,850)
Other comprehensive income, net of tax	—	—	—	—	—	—	11,409	11,409
Dividends, including dividends reinvested in common stock	—	—	—	—	—	(29,184)	—	(29,184)
Share-based compensation expense	—	—	—	—	13,587	—	—	13,587
Transactions related to employee share-based compensation plans and other	1,426	—	14	—	7,226	(490)	—	6,750
Balances at end of period	776,310	54,745	$7,763	$547	$6,665,145	$(3,724,139)	$(94,694)	$2,854,622

	Three Months Ended June 30, 2020
	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at beginning of period	770,148	—	$7,701	$—	$6,114,409	$(3,072,852)	$(154,432)	$2,894,826
Net loss	—	—	—	—	—	(106,741)	—	(106,741)
Other comprehensive income, net of tax	—	—	—	—	—	—	8,553	8,553
Dividends, including dividends reinvested in common stock	1	—	—	—	4	(26,767)	—	(26,763)
Share-based compensation expense	—	—	—	—	24,828	—	—	24,828
Transactions related to employee share-based compensation plans and other	280	—	3	—	(106)	(485)	—	(588)
Balances at end of period	770,429	—	$7,704	$—	$6,139,135	$(3,206,845)	$(145,879)	$2,794,115
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Six Months Ended June 30, 2021
	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at beginning of period	771,014	54,745	$7,710	$547	$6,640,763	$(3,491,069)	$(118,615)	$3,039,336
Net loss	—	—	—	—	—	(173,744)	—	(173,744)
Other comprehensive income, net of tax	—	—	—	—	—	—	23,921	23,921
Dividends, including dividends reinvested in common stock	—	—	—	—	4	(58,320)	—	(58,316)
Share-based compensation expense	—	—	—	—	29,606	—	—	29,606
Transactions related to employee share-based compensation plans and other	5,296	—	53	—	(5,228)	(1,006)	—	(6,181)
Balances at end of period	776,310	54,745	$7,763	$547	$6,665,145	$(3,724,139)	$(94,694)	$2,854,622

	Six Months Ended June 30, 2020
	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Balances at beginning of period	753,622	—	$7,536	$—	$5,977,402	$(2,742,193)	$(58,376)	$3,184,369
Adoption of accounting standard, net of tax	—	—	—	—	—	(2,157)	—	(2,157)
Net loss	—	—	—	—	—	(407,034)	—	(407,034)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(87,503)	(87,503)
Issuance of common stock	16,279	—	163	—	113,678	—	—	113,841
Dividends, including dividends reinvested in common stock	1	—	—	—	7	(53,884)	—	(53,877)
Share-based compensation expense	—	—	—	—	48,327	—	—	48,327
Transactions related to employee share-based compensation plans and other	527	—	5	—	(279)	(1,577)	—	(1,851)
Balances at end of period	770,429	—	$7,704	$—	$6,139,135	$(3,206,845)	$(145,879)	$2,794,115
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30, 2021	June 30, 2020
Cash flows from operating activities:
Net loss	$(173,744)	$(407,034)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and intangible asset amortization	944,080	966,893
Amortization of deferred subscriber acquisition costs	58,830	45,416
Amortization of deferred subscriber acquisition revenue	(77,888)	(59,017)
Share-based compensation expense	29,606	48,327
Deferred income taxes	(62,596)	(115,422)
Provision for losses on receivables and inventory	18,568	77,876
Loss on extinguishment of debt	156	65,843
Intangible asset impairments	17,883	—
Unrealized (gain) loss on interest rate swap contracts	(92,057)	97,900
Other non-cash items, net	70,800	78,101
Changes in operating assets and liabilities, net of the effects of acquisitions:
Deferred subscriber acquisition costs	(147,593)	(94,865)
Deferred subscriber acquisition revenue	129,854	70,039
Other, net	69,761	(145,050)
Net cash provided by operating activities	785,660	629,007
Cash flows from investing activities:
Dealer generated customer accounts and bulk account purchases	(339,655)	(144,463)
Subscriber system asset expenditures	(339,250)	(137,231)
Purchases of property and equipment	(83,991)	(76,245)
Acquisition of businesses, net of cash acquired	(16,411)	(179,372)
Other investing, net	2,145	1,737
Net cash used in investing activities	(777,162)	(535,574)
Cash flows from financing activities:
Proceeds from long-term borrowings	10,729	1,640,000
Proceeds from receivables facility	71,276	19,852
Repayment of long-term borrowings, including call premiums	(32,068)	(1,673,607)
Repayment of receivables facility	(16,693)	(423)
Dividends on common stock	(58,049)	(53,323)
Deferred financing costs	(174)	(15,616)
Other financing, net	(34,761)	(12,910)
Net cash used in financing activities	(59,740)	(96,027)

Net decrease in cash and cash equivalents and restricted cash and restricted cash equivalents	(51,242)	(2,594)
Cash and cash equivalents and restricted cash and restricted cash equivalents at beginning of period	207,747	48,736
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$156,505	$46,142

Supplemental schedule of non-cash investing and financing activities:
Issuance of shares for acquisition of business	$—	$113,841
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
Segment Change
Effective in the first quarter of 2021, the manner in which the Company’s Chief Executive Officer, who is the chief operating decision maker (the “CODM”), evaluates performance and makes decisions about how to allocate resources changed. Therefore, the Company now reports results in two operating and reportable segments, Consumer and Small Business (“CSB”) and Commercial, rather than a single operating and reportable segment. Where applicable, prior periods have been retrospectively adjusted to reflect the new operating and reportable segment structure. The accounting policies of the Company’s reportable segments are the same as those of the Company.
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
Where applicable, results for the Company’s Canadian operations prior to its sale in the fourth quarter of 2019 are included in the CSB segment based on the primary customer market served in Canada.
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
COVID-19 Pandemic
During March 2020, the World Health Organization declared the outbreak of a novel coronavirus as a pandemic (the “COVID-19 Pandemic”). While responses have varied by individuals, businesses, and state and local municipalities, the COVID-19 Pandemic has had certain notable adverse impacts on general economic conditions, including the temporary closures of many businesses, increased governmental regulations, supply chain disruptions, and changes in consumer spending due to significant unemployment and other effects attributable to the COVID-19 Pandemic. In order to continue to both protect its employees and serve its customers, the Company has adjusted and is continuously evolving certain aspects of its operations, such as (i) detailed protocols for infectious disease safety for employees, (ii) employee daily wellness checks, and (iii) certain work from home actions, including for the majority of the Company’s call center professionals.
The Company considered the on-going and pervasive economic impact of the COVID-19 Pandemic in its assessment of its financial position, results of operations, cash flows, and certain accounting estimates as of and for the three and six months ended June 30, 2021. Due to the evolving and uncertain nature of the COVID-19 Pandemic, it is possible that the effects of the COVID-19 Pandemic could materially impact the Company’s estimates and condensed consolidated financial statements in future reporting periods.
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
The following table presents a reconciliation of the amount of cash and cash equivalents and restricted cash and restricted cash equivalents reported in the Condensed Consolidated Balance Sheets to the total of the same of such amounts shown in the Condensed Consolidated Statements of Cash Flows:

(in thousands)	June 30, 2021	December 31, 2020
Cash and cash equivalents	$150,439	$204,998
Restricted cash and restricted cash equivalents	6,066	2,749
Cash and cash equivalents and restricted cash and restricted cash equivalents at end of period	$156,505	$207,747

Subscriber System Assets, net and Deferred Subscriber Acquisition Costs, net
The Company capitalizes certain costs including equipment, installation, and other incremental costs associated with transactions in which the Company retains ownership of the security system, as well as selling expenses that are incremental to acquiring customers. These costs are recorded in subscriber system assets, net, and deferred subscriber acquisition costs, net, in the Condensed Consolidated Balance Sheets as these assets embody a probable future economic benefit as they contribute to the generation of future monitoring and related services revenue for the Company. Upon customer termination, the Company may retrieve such assets.
Subscriber system assets represent capitalized equipment and installation costs incurred in connection with transactions in which the Company retains ownership of the security system. Depreciation expense relating to subscriber system assets, which is included in depreciation and intangible asset amortization in the Condensed Consolidated Statements of Operations, was $124 million and $126 million for the three months ended June 30, 2021 and 2020, respectively, and $247 million and $259 million for the six months ended June 30, 2021 and 2020, respectively.
The following table presents the gross carrying amount, accumulated depreciation, and net carrying amount of subscriber system assets:

(in thousands)	June 30, 2021	December 31, 2020
Gross carrying amount	$5,148,559	$4,815,286
Accumulated depreciation	(2,386,962)	(2,152,058)
Subscriber system assets, net	$2,761,597	$2,663,228
Deferred subscriber acquisition costs represent selling expenses (primarily commissions) that are incremental to acquiring customers. Amortization expense relating to deferred subscriber acquisition costs, which is included in selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations was $30 million and $23 million for the three months ended June 30, 2021 and 2020, respectively, and $59 million and $45 million for the six months ended June 30, 2021 and 2020, respectively.
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
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020
Accrued interest	$122,445	$123,935
Payroll-related accruals	126,611	99,771
Operating lease liabilities	32,360	30,689
Fair value of interest rate swaps	63,841	65,462
Other accrued liabilities	280,710	264,294
Accrued expenses and other current liabilities	$625,967	$584,151
Radio Conversion Costs
During 2019, the Company commenced a program to replace the 3G and Code-Division Multiple Access (“CDMA”) cellular equipment used in many of its security systems as a result of the 3G and CDMA cellular network providers notifying the Company that they will be retiring their 3G and CDMA networks during 2022. The Company estimates the range of net costs over the course of this program at $250 million to $300 million, which consists of costs, net of any revenue the Company collects from customers, associated with these radio replacements and cellular network conversions. From inception of this program through June 30, 2021, the Company has incurred $196 million of net costs, of which $119 million has been incurred during 2021.
The Company seeks to minimize these costs by converting customers during routine service visits whenever possible. The replacement program and pace of replacement are subject to change and may be influenced by the Company’s ability to access customer sites due to the COVID-19 Pandemic; cost-sharing opportunities with suppliers, carriers, and customers; and the extent to which the Company is able to implement its Cell Bounce solution, as described below. As of June 30, 2021, the Company provided services to approximately 800 thousand customer sites that transmit signals via 3G or CDMA networks, of which approximately 80% have sunset dates in early 2022. Given the current network retirement dates, the Company expects most of the remaining costs to be incurred during 2021 and expects to continue collecting a portion of the incremental revenue thereafter.
During November 2020, the Company acquired Cell Bounce, a technology company with proprietary radio conversion technology in the form of a user-installable device, which was intended to facilitate the transition of customers on 3G networks in a cost efficient and timely manner. However, as a result of recent worldwide shortages for certain electronic components, the Company expects to continue to replace 3G radios primarily using traditional methods and to use Cell Bounce product to complement these traditional methods to the extent possible.
During the three months ended June 30, 2021 and 2020, the Company incurred radio conversion costs associated with these replacement programs and cellular network conversions of $71 million and $14 million, respectively, and recognized incremental radio conversion revenue of $10 million and $9 million, respectively. During the six months ended June 30, 2021 and 2020, the Company incurred radio conversion costs associated with these replacement programs and cellular network conversions of $140 million and $29 million, respectively, and recognized incremental radio conversion revenue of $21 million and $18 million, respectively. Radio conversion costs and radio conversion revenue are included in selling, general, and administrative expenses and monitoring and related services revenue, respectively, in the Condensed Consolidated Statements of Operations.
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
Cash Equivalents - Included in cash and cash equivalents are investments in money market mutual funds, which totaled $41 million and $143 million as of June 30, 2021 and December 31, 2020, respectively. These investments are classified as Level 1 fair value measurements, which represent unadjusted quoted prices in active markets for identical assets or liabilities.
Retail Installment Contract Receivables, net - The fair value of the Company’s retail installment contract receivables was determined using a discounted cash flow model. The resulting fair value is classified as a Level 3 fair value measurement.
The following table presents the net carrying amount and fair value of retail installment contract receivables:

	June 30, 2021		December 31, 2020
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Retail installment contract receivables, net	$228,555	$176,234	$141,591	$112,676
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
The following table presents the carrying amount and fair value of the Company’s long-term debt instruments subject to fair value disclosures:

	June 30, 2021		December 31, 2020
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt instruments, excluding finance lease obligations	$9,499,654	$10,109,944	$9,431,216	$10,127,291

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
Guarantees
In the normal course of business, the Company is liable for contract completion and product performance. The Company’s guarantees primarily relate to standby letters of credit related to its insurance programs and totaled $76 million and $83 million as of June 30, 2021 and December 31, 2020, respectively. The Company does not believe such obligations will materially affect its financial position, results of operations, or cash flows.
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
ASU 2021-01, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting amends ASU 2020-04, which was disclosed in the Company’s 2020 Annual Report. ASU 2021-01 clarifies the scope and guidance of Topic 848 and allows derivatives impacted by the reference rate reform to qualify for certain optional expedients and exceptions for contract modifications and hedge accounting. The guidance is optional and is effective for a limited period of time through December 31, 2022. As of June 30, 2021, this guidance had no impact on the Condensed Consolidated Financial Statements. However, the Company will continue to evaluate this guidance.
2. Revenue and Receivables
The Company generates revenue primarily through contractual monthly recurring fees received for monitoring and related services provided to customers. In transactions in which the Company provides monitoring and related services but retains ownership of the security system, the Company’s performance obligations primarily include monitoring, related services (such as maintenance agreements), and a material right associated with the one-time non-refundable fees in connection with the initiation of a monitoring contract that the customer will not be required to pay again upon a renewal of the contract (referred to as deferred subscriber acquisition revenue). The portion of the transaction price associated with monitoring and related services revenue is recognized when the services are provided to the customer and is reflected in monitoring and related services revenue in the Condensed Consolidated Statements of Operations.
Upon initiation of a monitoring contract, the portion of the transaction price associated with the material right is deferred and recorded as deferred subscriber acquisition revenue in the Condensed Consolidated Balance Sheets. Deferred subscriber acquisition revenue is amortized on a pooled basis into installation and other revenue in the Condensed Consolidated Statements of Operations over the estimated life of the customer relationship using an accelerated method consistent with the related amortization of subscriber system assets and deferred subscriber acquisition costs. Amortization of deferred subscriber acquisition revenue was $41 million and $30 million for the three months ended June 30, 2021 and 2020, respectively, and $78 million and $59 million for the six months ended June 30, 2021 and 2020, respectively.
In transactions involving systems sold outright to the customer (referred to as outright sales), the Company’s performance obligations generally include the sale and installation of the system as well as any monitoring and related services. For such arrangements, the Company allocates a portion of the transaction price to each performance obligation based on relative standalone selling price, which is determined using observable internal or external pricing and profitability metrics. The portion of the transaction price associated with the sale and installation of a system is recognized either at a point in time or over time based upon the nature of the transaction and contractual terms and is reflected in installation and other revenue in the Condensed Consolidated Statements of Operations. For revenue recognized over time, progress toward complete satisfaction of the performance obligation is primarily measured using a cost-to-cost measure of progress method. The cost input that drives revenue recognition for contracts where revenue is recognized over time is based primarily on contract cost incurred to date compared to total estimated contract cost. This measure of progress method includes forecasts based on the best information available and reflects the Company’s judgment to faithfully depict the value of the services transferred to the customer. The portion of the transaction price associated with monitoring and related services revenue is recognized when services are provided to the customer and is reflected in monitoring and related services revenue in the Condensed Consolidated Statements of Operations.

Revenue from product sales related to systems sold under a customer-owned model was $178 million and $259 million for the three months ended June 30, 2021 and 2020, respectively, and $381 million and $553 million for the six months ended June 30, 2021 and 2020, respectively. Cost of revenue from product sales related to systems sold under a customer-owned model was $147 million and $191 million for the three months ended June 30, 2021 and 2020, respectively, and $307 million and $403 million for the six months ended June 30, 2021 and 2020, respectively.
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
The following table presents the Company’s disaggregated revenue:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
CSB:
Monitoring and related services	$965,233	$935,957	$1,916,481	$1,873,989
Installation and other	57,414	166,229	144,771	339,364
Total CSB	1,022,647	1,102,186	2,061,252	2,213,353
Commercial:
Monitoring and related services	118,287	105,422	229,805	213,347
Installation and other (1)	163,483	123,779	318,064	274,439
Total Commercial	281,770	229,201	547,869	487,786
Total revenue	$1,304,417	$1,331,387	$2,609,121	$2,701,139
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
During March 2020, the Company entered into an uncommitted receivables securitization financing agreement (the “Receivables Facility”), which allowed the Company to receive financing secured by retail installment contract receivables from transactions under a customer-owned model. During April 2020, the Company amended the Receivables Facility to also permit financing secured by retail installment contract receivables from transactions occurring under a Company-owned model. As a result, the Company began transitioning its security system ownership model to a predominately Company-owned model in May 2020. Refer to Note 6 “Debt” for further discussion regarding the Receivables Facility.
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
The following table presents changes in the allowance for credit losses:

	Six Months Ended June 30,
(in thousands)	2021	2020(1)
Beginning balance	$68,342	$42,960
Provision for credit losses	25,745	50,506
Write-offs, net of recoveries (2)	(31,867)	(34,425)
Ending balance	$62,220	$59,041
________________
(1)Beginning balance reflected is subsequent to the adoption of ASU 2016-13, Measurement of Credit Losses on Financial Instrument, and related amendments (“CECL”) on January 1, 2020, which introduced the current expected credit losses model. The impact was not material.
(2)The amount of recoveries was not material for the periods presented, as such, the Company presented write-offs, net of recoveries.
Retail Installment Contract Receivables, net
During February 2020, the Company introduced a new retail installment contract option that allows qualifying residential customers to pay the fees due at installation over a 24-, 36-, or 60-month interest-free period. The financing component of the Company’s retail installment contract receivables is not significant.
Retail installment contracts are available for residential transactions occurring under both Company-owned and customer-owned models. When originating a retail installment contract, the Company utilizes external credit scores to assess credit quality of a customer and to determine eligibility for the retail installment contract. In addition, a customer is required to enroll in the Company’s automated payment process in order to enter into a retail installment contract. Subsequent to origination, the Company monitors the delinquency status of retail installment contract receivables as the key credit quality indicator. As of June 30, 2021, the current and delinquent billed retail installment contract receivables were not material.
Retail installment contract receivables are recorded at amortized cost less an allowance for credit losses that are not expected to be recovered. The allowance for credit losses on retail installment contract receivables is recognized at inception and reassessed each reporting period. As of June 30, 2021 and December 31, 2020, the allowance for credit losses was not material and primarily related to retail installment contract receivables from outright sales transactions.
The following table presents unbilled retail installment contract receivables, net, recognized in the Condensed Consolidated Balance Sheets:

(in thousands)	June 30, 2021	December 31, 2020
Retail installment contract receivables, gross	$230,517	$145,957
Allowance for credit losses	(1,962)	(4,366)
Retail installment contract receivables, net	$228,555	$141,591
Classification:
Accounts receivable, net	$68,926	$47,023
Other assets	159,629	94,568
Retail installment contract receivables, net	$228,555	$141,591
As of June 30, 2021 and December 31, 2020, retail installment contract receivables, net, used as collateral for borrowings under the Receivables Facility were $193 million and $109 million, respectively.
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
The following table presents contract assets, net, related primarily to residential transactions recognized in the Condensed Consolidated Balance Sheets:

(in thousands)	June 30, 2021	December 31, 2020
Contract assets, gross	$143,683	$161,563
Allowance for credit losses	(21,898)	(29,558)
Contract assets, net	$121,785	$132,005
Classification:
Prepaid expenses and other current assets	$64,279	$59,382
Other assets	57,506	72,623
Contract assets, net	$121,785	$132,005
The Company recognized approximately $22 million and $125 million of contract assets during the six months ended June 30, 2021 and 2020, respectively.
3. Leases
Company as Lessor
The Company is a lessor in certain transactions in which the Company provides monitoring and related services but retains ownership of the security system as the Company has identified a lease component associated with the right-of-use of the security system and a non-lease component associated with monitoring and related services. For transactions in which (i) the timing and pattern of transfer is the same for the lease and non-lease components and (ii) the lease component would be classified as an operating lease if accounted for separately, the Company applies the practical expedient to aggregate the lease and non-lease components and accounts for the combined transaction based upon its predominant characteristic, which is the non-lease component. As a result, the Company accounts for the combined component as a single performance obligation under the applicable revenue guidance, and the underlying assets are reflected within subscriber system assets, net, in the Condensed Consolidated Balance Sheets.
Certain of the Company’s transactions do not qualify for the practical expedient as the lease component represents a sales-type lease, and as such, the Company accounts for the lease and non-lease components separately. The Company’s sales-type leases are not material.
Company as Lessee
As part of normal operations, the Company leases real estate, vehicles, and equipment with various lease terms and maturities that extend out through 2030 from various counterparties. The Company applies the practical expedient to not separate the lease and non-lease components and accounts for the combined component as a lease. Additionally, the Company’s right-of-use assets and lease liabilities include leases with an initial lease term of 12 months or less.
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
The Company’s leases do not contain material residual value guarantees or restrictive covenants. The Company’s subleases are not material.

The following table presents operating and finance leases recognized in the Condensed Consolidated Balance Sheets:

Leases (in thousands)	Presentation	Classification	June 30, 2021	December 31, 2020
Assets:
Operating	Current	Prepaid expenses and other current assets	$579	$684
Operating	Non-current	Other assets	124,503	138,408
Finance	Non-current	Property and equipment, net(1)	58,120	54,414
Total right-of-use assets			$183,202	$193,506
Liabilities:
Operating	Current	Accrued expenses and other current liabilities	$32,360	$30,689
Finance	Current	Current maturities of long-term debt	31,674	26,955
Operating	Non-current	Other liabilities	101,883	115,694
Finance	Non-current	Long-term debt	32,109	34,373
Total lease liabilities			$198,026	$207,711
_________________
(1)Finance right-of-use assets are recorded net of accumulated depreciation of approximately $78 million and $67 million as of June 30, 2021 and December 31, 2020, respectively.
The following table presents the components of total lease cost:

	Three Months Ended		Six Months Ended
Lease Cost (in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Operating lease cost	$12,159	$14,312	$25,052	$28,912
Finance lease cost
Amortization of right-of-use assets	6,867	6,117	13,178	12,194
Interest on lease liabilities	681	782	1,376	1,615
Variable lease costs	20,154	11,351	33,132	24,149
Total lease cost	$39,861	$32,562	$72,738	$66,870
The following table presents cash flow and supplemental information associated with the Company’s leases:

	Six Months Ended
Other information (in thousands)	June 30, 2021	June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$24,072	$28,639
Operating cash flows from finance leases	$1,376	$1,615
Financing cash flows from finance leases	$14,392	$14,430

Right-of-use assets obtained in exchange for new:
Operating lease liabilities	$7,861	$24,621
Finance lease liabilities	$17,353	$7,084
4. Acquisitions
During the six months ended June 30, 2021, total consideration related to business acquisitions was approximately $16 million.
In January 2020, the Company acquired its largest independent dealer, Defender Holdings, Inc. (“Defenders”) (the “Defenders Acquisition”) for total consideration of approximately $290 million, which consisted of cash paid of $173 million, net of cash acquired, and the issuance of approximately 16 million shares of the Company’s Common Stock with a fair value of $114 million. During the six months ended June 30, 2020, other business acquisitions were not material.

5. Goodwill and Other Intangible Assets
Goodwill
During the fourth quarter of 2020, the Company changed its reporting units, which included the reassignment of assets, liabilities, and financial operating results related to the Company’s commercial customers, as well as an applicable portion of goodwill based on a relative fair value approach, from the U.S. reporting unit (now referred to as CSB) into the former Red Hawk reporting unit (now referred to as Commercial).
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
The following table presents changes in the carrying amount of goodwill by reportable segment during the six months ended June 30, 2021:

(in thousands)	CSB	Commercial	Total Goodwill
Beginning balance, as previously reported	N/A	N/A	$5,236,302

Beginning balance, after change in reportable segments	$4,915,857	$320,445	$5,236,302
Acquisitions	—	6,654	6,654
Other	(25)	1,754	1,729
Ending balance	$4,915,832	$328,853	$5,244,685
_________________
N/A—Not applicable.
The Company had no accumulated goodwill impairment losses as of June 30, 2021 and December 31, 2020.
There were no material measurement period adjustments to purchase price allocations during the six months ended June 30, 2021.
Other Intangible Assets
The following table summarizes the gross carrying amounts, accumulated amortization, and net carrying amounts of the Company’s other intangible assets:

	June 30, 2021			December 31, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Contracts and related customer relationships	$8,377,539	$(5,192,041)	$3,185,498	$8,306,746	$(4,932,590)	$3,374,156
Dealer relationships	1,518,020	(419,390)	1,098,630	1,518,020	(379,475)	1,138,545
Other	225,923	(193,587)	32,336	247,536	(186,547)	60,989
Total definite-lived intangible assets	10,121,482	(5,805,018)	4,316,464	10,072,302	(5,498,612)	4,573,690
Indefinite-lived intangible assets:
Trade name	1,333,000	—	1,333,000	1,333,000	—	1,333,000
Intangible assets	$11,454,482	$(5,805,018)	$5,649,464	$11,405,302	$(5,498,612)	$5,906,690

The following table presents changes in the net carrying amount of contracts and related customer relationships during the six months ended June 30, 2021:

(in thousands)
Beginning balance	$3,374,156
Acquisition of customer relationships	5,333
Customer contract additions, net of dealer charge-backs	354,492
Amortization	(548,483)
Ending balance	$3,185,498
During the six months ended June 30, 2021, the Company paid $340 million to purchase contracts with customers under the ADT Authorized Dealer Program and from other third parties. The weighted-average amortization period for contracts with customers purchased under the ADT Authorized Dealer Program and from other third parties during the six months ended June 30, 2021 was 13 years.
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
The following table presents amortization expense for definite-lived intangible assets:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Definite-lived intangible asset amortization expense	$300,208	$305,407	$599,535	$612,363
Intangible Asset Impairments
During the first quarter of 2021, the Company recognized $18 million in impairment losses on its other definite-lived intangible assets primarily due to lower than expected benefits from the Cell Bounce developed technology intangible asset, which is included in the CSB segment, as a result of recent worldwide shortages for certain electronic components. The fair value was determined using an income-based approach, and the loss is reflected in merger, restructuring, integration, and other in the Condensed Consolidated Statements of Operations.

6. Debt
The Company’s debt was comprised of the following as of June 30, 2021:

(in thousands, except as otherwise indicated)
Debt Description	Issued	Maturity	Interest Rate	Interest Payable	June 30, 2021	December 31, 2020
First Lien Term Loan due 2026	9/23/2019	9/23/2026	Adj. LIBOR +2.75%	Quarterly	$2,771,953	$2,778,900
Second Lien Notes due 2028	1/28/2020	1/15/2028	6.250%	1/15 and 7/15	1,300,000	1,300,000
First Lien Notes due 2024	4/4/2019	4/15/2024	5.250%	2/15 and 8/15	750,000	750,000
First Lien Notes due 2026	4/4/2019	4/15/2026	5.750%	3/15 and 9/15	1,350,000	1,350,000
First Lien Notes due 2027	8/20/2020	8/31/2027	3.375%	6/15 and 12/15	1,000,000	1,000,000
ADT Notes due 2022	7/5/2012	7/15/2022	3.500%	1/15 and 7/15	1,000,000	1,000,000
ADT Notes due 2023	1/14/2013	6/15/2023	4.125%	6/15 and 12/15	700,000	700,000
ADT Notes due 2032	5/2/2016	7/15/2032	4.875%	1/15 and 7/15	728,016	728,016
ADT Notes due 2042	7/5/2012	7/15/2042	4.875%	1/15 and 7/15	21,896	21,896
Receivables Facility	3/5/2020	5/20/2026	LIBOR +0.85%	Monthly	130,357	75,775
Finance lease obligations	N/A	N/A	N/A	N/A	63,783	61,328
Less: Unamortized debt discount, net					(18,318)	(19,993)
Less: Unamortized deferred financing costs					(60,017)	(64,638)
Less: Unamortized purchase accounting fair value adjustment and other					(175,698)	(188,740)
Total debt					9,561,972	9,492,544
Less: Current maturities of long-term debt					(90,777)	(44,764)
Long-term debt					$9,471,195	$9,447,780
_________________
N/A—Not applicable. Refer to Note 3 “Leases” for additional information regarding the Company’s finance leases.
Significant changes in the Company’s debt during the six months ended June 30, 2021 were as follows:
First Lien Credit Agreement
The Company’s first lien credit agreement, dated as of July 1, 2015 (together with subsequent amendments and restatements, the “First Lien Credit Agreement”), contains a first lien term loan facility (the “First Lien Term Loan due 2026”) and a first lien revolving credit facility (the “First Lien Revolving Credit Facility”).
In January 2021, the Company amended and restated its First Lien Credit Agreement to refinance the First Lien Term Loan due 2026, which reduced the applicable margin for Adjusted London Interbank Offered Rate (“LIBOR”) loans from 3.25% to 2.75% and reduced the LIBOR floor from 1.00% to 0.75%. Additionally, the amendment requires the Company to make quarterly payments equal to 0.25% of the aggregate outstanding principal amount of the First Lien Term Loan due 2026, or approximately $7 million per quarter. The Company may make voluntary prepayments on the First Lien Term Loan due 2026 at any time prior to maturity at par, subject to a 1.00% prepayment premium in the event of certain specified events at any time during the six months after the closing date of the amendment.
As of June 30, 2021, the Company had an available borrowing capacity of $400 million under its First Lien Revolving Credit Facility and no borrowings outstanding.
Subsequent Event: Amendment and Restatement dated as of July 2, 2021
In July 2021, the Company further amended and restated the First Lien Credit Agreement with respect to the First Lien Revolving Credit Facility, which extended its maturity date to June 23, 2026, subject to certain conditions, and obtained an additional $175 million of commitments. After giving effect to the Amendment and Restatement dated as of July 2, 2021, aggregate commitments under the First Lien Revolving Credit Facility were $575 million.
Receivables Facility
Under the terms of the Receivables Facility, the Company may receive up to $200 million of financing secured by the Company’s retail installment contract receivables. In March 2021, the Company amended the Receivables Facility to, among other things, extend the revolving period until March 4, 2022, and reduced the LIBOR floor from 1.00% to 0.85%.

The Company obtains financing by first selling or contributing certain retail installment contract receivables to the Company’s wholly-owned consolidated bankruptcy-remote special purpose entity (“SPE”), which pursuant to the Receivables Facility, borrows funds secured by these retail installment contract receivables. The SPE is a separate legal entity with its own creditors who will be entitled, prior to and upon the liquidation of the SPE, to be satisfied out of the SPE’s assets prior to any assets in the SPE becoming available to the Company (other than the SPE). Accordingly, the assets of the SPE are not available to pay creditors of the Company (other than the SPE), although collections from the transferred retail installment contract receivables in excess of amounts required to repay the SPE’s creditors may be remitted to the Company during and after the term of the Receivables Facility. The SPE’s creditors have legal recourse to the transferred retail installment contract receivables owned by the SPE, but do not have any recourse to the Company (other than the SPE) for the payment of principal and interest on the SPE’s financing.
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
During the six months ended June 30, 2021, the Company received proceeds of $71 million under the Receivables Facility and repaid $17 million. As of June 30, 2021 and December 31, 2020, the Company had outstanding balances of $130 million and $76 million, respectively. As of June 30, 2021, the Company had an uncommitted available borrowing capacity of $70 million under the Receivables Facility. The Receivables Facility did not have a material impact to the Condensed Consolidated Statements of Operations during the three or six months ended June 30, 2021 and 2020.
Subsequent Event: Amendment and Restatement of the Receivables Facility
In July 2021, the Company entered into a Receivables Financing Agreement (the “Receivables Financing Agreement”), which amended and restated the Receivables Purchase Agreement related to the Receivables Facility. The Receivables Financing Agreement, among other things, maintains an uncommitted secured lending arrangement among the parties, and provides for certain associated revisions to funding, prepayment, reporting, and similar mechanics; and make certain revisions relating to and facilitating the potential future syndication of the loans made under the Receivables Facility to other lenders.
Variable Interest Entity
The SPE, as described above, meets the definition of a variable interest entity (“VIE”) for which the Company is the primary beneficiary as it has the power to direct the SPE’s activities and the obligation to absorb losses or the right to receive benefits of the SPE. As such, the assets, liabilities, and financial results of operations of the SPE are consolidated in the Company’s condensed consolidated financial statements. As of June 30, 2021 and December 31, 2020, the SPE’s assets and liabilities primarily consisted of unbilled retail installment contract receivables, net, of $193 million and $109 million, respectively, and borrowings under the Receivables Facility of $130 million and $76 million, respectively.
Loss on Extinguishment of Debt
During the six months ended June 30, 2021, loss on extinguishment was not material.
During the six months ended June 30, 2020, loss on extinguishment of debt totaled $66 million and related to the call premium and write-off of unamortized deferred financing costs in connection with the $1.2 billion redemption of the Company’s second-priority secured notes in February 2020.
Other Subsequent Events
In July 2021, the Company issued $1.0 billion aggregate principal amount of 4.125% first-priority senior secured notes due 2029 (the “First Lien Notes Due 2029”). The First Lien Notes Due 2029 will mature on August 1, 2029 with semi-annual interest payment dates of February 1 and August 1 of each year, beginning February 1, 2022.
The Company intends to use the proceeds from the issuance of the First Lien Notes Due 2029, along with cash on hand, to redeem all of the $1.0 billion outstanding aggregate principal amount of the Company’s 3.50% notes due 2022 (the “ADT Notes due 2022”) that mature on July 15, 2022, and pay related fees and expenses in connection with these transactions.

In July 2021, the Company issued a Notice of Redemption with respect to all of the outstanding ADT Notes Due 2022 and expects to redeem the ADT Notes Due 2022 on August 28, 2021, at a redemption price calculated pursuant to the ADT Notes Due 2022 Indenture, plus accrued and unpaid interest.
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
The following table presents the Company’s interest rate swaps as of June 30, 2021 and December 31, 2020 (in thousands):

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
The unrealized impact of interest rate swap contracts recognized in interest expense, net, in the Condensed Consolidated Statements of Operations includes losses of $14 million and $28 million during the three months ended June 30, 2021 and 2020, respectively, and a $92 million gain and a $98 million loss during the six months ended June 30, 2021 and 2020, respectively.
During the six months ended June 30, 2021 and 2020, the Company paid $28 million and $11 million, respectively, related to settlements on interest rate swap contracts that included an other-than-insignificant financing element at inception, which is reflected in cash flows from financing activities in the Condensed Consolidated Statement of Cash Flows.
The following table presents the fair value of the Company’s interest rate swaps and related classification in the Condensed Consolidated Balance Sheets:

(in thousands)	June 30, 2021	December 31, 2020
Accrued expenses and other current liabilities	$63,841	$65,462
Other liabilities	119,942	210,378
Fair value of interest rate swaps	$183,783	$275,840
As of June 30, 2021 and December 31, 2020, AOCI, net of tax, related to cash flow hedges was $94 million and $118 million, respectively.

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
Dividends
The following table presents the Company’s dividends declared on common stock during the six months ended June 30, 2021 and 2020:

(in thousands, except per share data)			Common Stock Dividends		Class B Common Stock Dividends
Declaration Date	Record Date	Payment Date	Per Share	Aggregate	Per Share	Aggregate
Six Months Ended June 30, 2021
5/5/2021	6/17/2021	7/1/2021	$0.035	$27,268	$0.035	$1,916
2/25/2021	3/18/2021	4/1/2021	$0.035	$27,220	$0.035	$1,916
		Total	$0.070	$54,488	$0.070	$3,832
Six Months Ended June 30, 2020
5/7/2020	6/18/2020	7/2/2020	$0.035	$26,767	$—	$—
3/5/2020	3/19/2020	4/2/2020	$0.035	$27,117	$—	$—
		Total	$0.070	$53,884	$—	$—
Subsequent Event - On August 4, 2021, the Company announced a dividend of $0.035 per share to holders of Common Stock and Class B Common Stock of record on September 16, 2021, which will be distributed on October 5, 2021.
Other
During February 2019, the Company approved a dividend reinvestment plan (the “DRIP”), which allowed stockholders to designate all or a portion of the cash dividends on their shares of common stock for reinvestment in additional shares of the Company’s Common Stock. The DRIP terminated in accordance with its terms on February 27, 2021. Prior to termination, dividends settled in shares of Common Stock were not material during the three and six months ended June 30, 2021 and 2020.
Share Repurchase Program
During February 2019, the Company approved a share repurchase program (the “Share Repurchase Program”), which authorized the Company to repurchase shares of the Company’s Common Stock (up to a certain amount). The Share Repurchase Program terminated in accordance with its terms on March 23, 2021. Prior to termination, repurchases of shares of Common Stock under the Share Repurchase Program were not material during the three and six months ended June 30, 2021 and 2020.
Accumulated Other Comprehensive Loss
During the three months ended June 30, 2021 and 2020, the Company reclassified out of AOCI $15 million and $11 million, respectively, to interest expense, net, and $4 million and $3 million, respectively, to income tax benefit associated with cash flow hedges.
During the six months ended June 30, 2021 and 2020, the Company reclassified out of AOCI $30 million and $16 million, respectively, to interest expense, net, and $7 million and $4 million, respectively, to income tax benefit associated with cash flow hedges.
As of June 30, 2021, approximately $54 million of AOCI associated with cash flow hedges is estimated to be reclassified to interest expense, net, within the next twelve months.

9. Share-based Compensation
Share-based compensation expense totaled $14 million and $25 million for the three months ended June 30, 2021 and 2020, respectively, and $30 million and $48 million for the six months ended June 30, 2021 and 2020, respectively.
Restricted Stock Units
During the six months ended June 30, 2021, the Company granted approximately 5.8 million restricted stock units (“RSUs”) under the 2018 Omnibus Incentive Plan (the “2018 Plan”). These RSUs are service-based awards, primarily with a three-year graded vesting period from the date of grant. The fair value of the RSUs is equal to the closing price per share of the Company’s Common Stock on the date of grant, which resulted in a weighted-average grant date fair value of $7.83.
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
For purposes of the diluted net loss per share of Class B Common Stock computation, basic net loss per share of Class B Common Stock is equal to diluted net loss per share of Class B Common Stock because (i) there were no potential shares of Class B Common Stock outstanding and (ii) the Company reported a net loss during the three and six months ended June 30, 2021.
The following table provides the computations of basic and diluted net loss per share for each class of common stock:

	Three Months Ended				Six Months Ended
	June 30, 2021		June 30, 2020		June 30, 2021		June 30, 2020
(in thousands, except per share amounts)	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Allocation of net loss - basic and diluted	$(117,446)	$(8,404)	$(106,741)	$—	$(162,109)	$(11,635)	$(407,034)	$—

Weighted-average shares outstanding - basic and diluted	765,922	54,745	760,597	—	764,322	54,745	759,845	—

Net loss per share - basic and diluted	$(0.15)	$(0.15)	$(0.14)	$—	$(0.21)	$(0.21)	$(0.54)	$—

11. Income Taxes
Unrecognized Tax Benefits
During the six months ended June 30, 2021, the Company did not have a material change to its unrecognized tax benefits. The Company’s unrecognized tax benefits relate to tax years that remain subject to audit by the taxing authorities in the U.S. federal, state and local, and foreign jurisdictions. Based on the current status of its income tax audits, the Company does not believe that a significant portion of its unrecognized tax benefits will be resolved in the next twelve months.
Effective Tax Rate
The Company’s income tax benefit for the three months ended June 30, 2021 was $41 million, resulting in an effective tax rate for the period of 24.6%. The effective tax rate primarily represents the federal statutory rate of 21.0%, a state statutory tax rate, net of federal benefits, of 2.8%, and a 0.6% favorable impact from prior year tax return adjustments.
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
The Company’s income tax benefit for the six months ended June 30, 2021 was $56 million, resulting in an effective tax rate for the period of 24.2%. The effective tax rate primarily represents the federal statutory rate of 21.0%, a state statutory tax rate, net of federal benefits, of 2.8%, and a 1.0% favorable impact of share-based compensation.
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

12. Commitments and Contingencies
Contractual Obligations
During the six months ended June 30, 2021, the Company entered into various commitments to purchase certain parts used in the program to replace 3G and CDMA cellular equipment used in the Company’s security systems. As of June 30, 2021, the Company had $55 million outstanding related to these obligations.
In addition, the Company entered into an agreement in February 2021 with a third party to purchase customer accounts, if certain conditions are met, up to approximately $67 million over the course of the agreement.
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
The Company’s accrual for ongoing claims and lawsuits not within scope of an insurance program was not material and in most cases the Company has not accrued for any losses as the ultimate outcome or the range of possible loss cannot be estimated. The Company’s accrual for ongoing claims and lawsuits within scope of an insurance program totaled $93 million and $89 million as of June 30, 2021 and December 31, 2020, respectively.
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
Los Angeles Alarm Permit Class Action
In June 2013, the Company was served with a class action complaint in California State Court entitled Villegas v. ADT. In this complaint, the plaintiff asserted that the Company violated certain provisions of the California Alarm Act and the Los Angeles Municipal Alarm Ordinance for its alleged failures to obtain alarm permits for its Los Angeles customers and disclose the alarm permit fee in its customer contracts. The plaintiff seeks to recover damages for putative class members who were required to pay enhanced false alarm fines as a result of the Company not obtaining a valid alarm permit at the time of alarm system installation. The case was initially dismissed by the trial court and judgment was entered in the Company’s favor in October 2014, which the plaintiff appealed. In September 2016, the California Appellate Court reversed and remanded the case back to the trial court. In November 2018, the trial court granted the plaintiff’s motion for class certification and certified four subclasses of customers who received fines from the City of Los Angeles. The case settled in January 2020, and the settlement received preliminary approval from the court in February 2021. A hearing for final approval has been continued until August 2021.

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
Unauthorized Access by a Former Technician
In April 2020, after investigating a customer inquiry, the Company self-disclosed that a former technician based in Dallas, Texas had, during service visits, added his personal email address to approximately 200 of the Company’s customers’ accounts, which provided this employee with varying levels of unauthorized personal access to such customers’ in-home security systems. In response, the Company initiated an affirmative outreach effort to notify all customers affected by this activity and to address their concerns. Since the disclosure, six lawsuits have been filed against the Company, and the Company intervened in a seventh lawsuit filed against the former technician. Four of these lawsuits are putative class actions and three are individual claims.
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
In April 2021, the Company accepted service of a new class action complaint filed in the U.S. District Court for the Southern District of Florida on behalf of Randy Doty, the husband of the plaintiff in Shana Doty v. ADT LLC. The claims alleged in the new complaint are substantially similar to the claims asserted in Alexa Preddy v. ADT LLC, the case which has been stayed pending arbitration.
The Company also intervened in a putative Texas state court class action filed against the former technician in August 2020, where the plaintiff asserts a cause of action for intrusion upon seclusion and seeks injunctive relief, and may be subject to future legal claims.
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
The CODM does not review the Company's assets by segment; therefore, such information is not presented.
The following table presents total revenue by segment and a reconciliation to consolidated total revenue:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
CSB	$1,022,647	$1,102,186	$2,061,252	$2,213,353
Commercial	281,770	229,201	547,869	487,786
Total Revenue	$1,304,417	$1,331,387	$2,609,121	$2,701,139
The following table presents Adjusted EBITDA by segment and a reconciliation to consolidated net loss before taxes:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Adjusted EBITDA by segment:
CSB	$509,897	$550,686	$1,029,375	$1,087,761
Commercial	31,968	12,424	54,621	14,838
Total	$541,865	$563,110	$1,083,996	$1,102,599

Reconciliation to consolidated net loss before taxes:
Total segment Adjusted EBITDA	$541,865	$563,110	$1,083,996	$1,102,599
Less:
Interest expense, net	166,525	187,265	214,249	412,632
Depreciation and intangible asset amortization	474,271	477,869	944,080	966,893
Amortization of deferred subscriber acquisition costs	30,188	22,789	58,830	45,416
Amortization of deferred subscriber acquisition revenue	(40,729)	(29,540)	(77,888)	(59,017)
Share-based compensation expense	13,587	24,828	29,606	48,327
Merger, restructuring, integration, and other	4,804	12,038	25,311	120,832
Loss on extinguishment of debt	—	—	156	65,843
Radio conversion costs, net(1)	60,635	5,031	119,364	11,670
Financing and consent fees(2)	399	10	3,745	5,260
Other(3)	(944)	(2,608)	(4,129)	(2,428)
Net loss before taxes	$(166,871)	$(134,572)	$(229,328)	$(512,829)
___________________
(1)Represents costs, net of any incremental revenue earned, associated with replacing cellular technology used in many of the Company’s security systems pursuant to a replacement program.
(2)Represents fees expensed associated with financing transactions.
(3)Represents other charges and non-cash items.
14. Related Party Transactions
The Company’s related party transactions primarily relate to management, consulting, and transaction advisory services provided by Apollo, as well as monitoring and related services provided to or products and services received from other entities controlled by Apollo. There were no significant related party transactions for the three or six months ended June 30, 2021 and 2020.

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
OVERVIEW
ADT Inc., together with its wholly-owned subsidiaries (collectively, the “Company,” “we,” “our,” “us,” and “ADT”), is a leading provider of security, automation, and smart home solutions serving consumers and businesses in the U.S. We offer many ways to help protect and connect customers by providing 24/7 professional monitoring services as well as delivering lifestyle-driven solutions through professionally installed, do-it-yourself (“DIY”), mobile, and digital-based offerings for residential, small business, and larger commercial customers. We are one of the largest full-service security and home automation companies with a national footprint, and we deliver an integrated customer experience by maintaining the industry’s largest sales, installation, and service field force, as well as a 24/7 professional monitoring network. As of June 30, 2021, we served approximately 6.6 million recurring customers, excluding contracts monitored but not owned.
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
BASIS OF PRESENTATION
All financial information presented in this section has been prepared in U.S. dollars in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and includes the accounts of ADT Inc. and its wholly-owned subsidiaries. All intercompany transactions have been eliminated.

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
FACTORS AFFECTING OPERATING RESULTS
Our subscriber-based offerings require significant upfront investment to generate new customers, which in turn provide predictable recurring revenue generated from our monitoring and other services. In order to optimize returns on customer acquisitions and cash flow generation, we focus on the following key drivers of our business: disciplined, high-quality customer additions; efficient customer acquisition; best-in-class customer service; customer retention; and costs incurred to provide ongoing services to customers.
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
Monthly fees generated from any individual customer vary based on the level of service provided and customer tenure. We offer a wide range of services at various price points from basic burglar alarm monitoring to our full suite of interactive services, as well as our fire detection and suppression systems and other Commercial offerings. Our ability to increase monthly fees at the individual customer level depends on a number of factors, including our ability to effectively introduce and market additional features and services that increase the value of our offerings, which we believe drives customers to purchase higher levels of service and supports our ability to make periodic adjustments to pricing. In addition, we may experience an increase in costs associated with offering a wider variety of products and services, as well as an increase in costs associated with providing more interactive services.
A portion of our customer base can be expected to cancel its service every year. Customers may choose not to renew or may terminate their contracts for a variety of reasons, including relocation, cost, loss to competition, or service issues. Attrition has a direct impact on our financial results, including revenue, operating income, and cash flows.

COVID-19 Pandemic
During March 2020, the World Health Organization declared the outbreak of a novel coronavirus as a pandemic (the “COVID-19 Pandemic”). While responses have varied by individuals, businesses, and state and local municipalities, the COVID-19 Pandemic has had certain notable adverse impacts on general economic conditions, including the temporary closures of many businesses, increased governmental regulations, supply chain disruptions, and changes in consumer spending due to significant unemployment and other effects attributable to the COVID-19 Pandemic. In order to continue to both protect our employees and serve our customers, we have adjusted and are continuously evolving certain aspects of our operations, such as (i) detailed protocols for infectious disease safety for employees, (ii) employee daily wellness checks, and (iii) certain work from home actions, including for the majority of our call center professionals.
While the COVID-19 Pandemic has impacted our commercial businesses to a greater extent than our residential businesses, we believe our overall recurring revenue and highly variable subscriber acquisition cost model provides a solid financial foundation for strong cash flow generation. Accordingly, during the challenging macroeconomic environment brought on by the COVID-19 Pandemic, we anticipate maintaining sufficient liquidity and capital resources to continue (i) providing essential services, (ii) satisfying our debt requirements, and (iii) having the ability to return capital to our stockholders in the form of a regular quarterly dividend.
We have not sought or requested government assistance as a result of the COVID-19 Pandemic, but we did experience a favorable cash flow impact and other benefits associated with certain income tax and payroll tax provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). While we have incurred additional costs associated with providing personal protective equipment for our employees and implementing certain work from home actions, we also instituted various cost control measures. Furthermore, we believe uncertainties around the economic environment and COVID-19 Pandemic increase consumer and business awareness of the need for security. In 2020, we experienced a lower volume of customer relocations and used temporary pricing and retention initiatives for existing customers, which we believe helped counterbalance any increase in gross customer revenue attrition as a result of changes in consumer or business spending caused by the COVID-19 Pandemic. As the economic environment continues to evolve in response to the COVID-19 Pandemic, we may continue to experience an increase in the number of relocations or other factors, which could impact our results including gross customer revenue attrition.
In addition, we believe the COVID-19 Pandemic affected the seasonal trends we have historically experienced with respect to residential customers. Prior to 2020, new customer additions and our disconnect rates have typically been higher during the second and third calendar quarters of each year relative to the first and fourth quarters. Several factors, including the timing of household moves, caused deviations in these trends during 2020. We are currently unable to determine the ongoing impact the COVID-19 Pandemic will have on our seasonality, and we may experience fluctuations in certain trends in the future.
We considered the on-going and pervasive economic impact of the COVID-19 Pandemic in our assessment of our financial position, results of operations, cash flows, and certain accounting estimates as of and for the three and six months ended June 30, 2021. Due to the evolving and uncertain nature of the COVID-19 Pandemic, it is possible that its effects could materially impact our estimates and financial results in future reporting periods.
Radio Conversion Costs
During 2019, we commenced a program to replace 3G and Code-Division Multiple Access (“CDMA”) cellular equipment used in many of our security systems as a result of the 3G and CDMA cellular network providers notifying us that they will be retiring their 3G and CDMA networks during 2022. We estimate that we will incur between $250 million to $300 million of net costs over the course of the program, which consists of costs, net of any revenue we collect from customers, associated with these radio replacements and cellular network conversions. From inception of this program through June 30, 2021, we have incurred $196 million of net costs, of which $119 million was incurred during the six months ended June 30, 2021.
We seek to minimize these costs by converting customers during routine service visits whenever possible. However, the replacement program and pace of replacement are subject to change and may be influenced by our ability to access customer sites due to the COVID-19 Pandemic; cost-sharing opportunities with suppliers, carriers, and customers; and the extent to which we are able to implement our Cell Bounce solution, as described below. As of June 30, 2021, we provided services to approximately 800 thousand customer sites that transmit signals via 3G or CDMA networks, of which approximately 80% have sunset dates in early 2022. Given the current network retirement dates, we estimate that we will incur most of the remaining costs during 2021, and we expect to continue to collect a portion of the incremental revenue thereafter.
During November 2020, we acquired Cell Bounce, a technology company with proprietary radio conversion technology in the form of a user-installable device, which was intended to facilitate the transition of customers on 3G networks in a cost efficient and timely manner. However, as a result of recent worldwide shortages for certain electronic components, we expect to continue to replace 3G radios primarily using traditional methods, and we will use Cell Bounce product to complement these traditional methods to the extent possible.
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
We expect to incur costs of approximately $50 million associated with the development of our next generation platform in 2021. These initiatives are in the early stages, and it is possible that we could experience a material increase in the related costs.
SIGNIFICANT EVENTS
The comparability of our results of operations has been impacted by the following events:
Revenue Model Initiative and Equipment Ownership Model Change
During February 2020, we launched a new revenue model initiative for certain residential customers, which (i) revised the amount and nature of fees due at installation, (ii) introduced a 60-month monitoring contract option, and (iii) introduced a new retail installment contract option that allows qualifying residential customers to pay the fees due at installation over a 24-, 36-, or 60-month interest-free period. Due to the requirements of our initial third-party consumer financing program, we also transitioned our security system ownership model from a predominately Company-owned model to a predominately customer-owned model (the “Equipment Ownership Model Change”).
During March 2020, we entered into an uncommitted receivables securitization financing agreement (the “Receivables Facility”), which allowed us to receive financing secured by retail installment contract receivables from transactions under a customer-owned model. During April 2020, we amended the Receivables Facility to also permit financing secured by retail installment contract receivables from transactions occurring under a Company-owned model. As a result, we began transitioning our security system ownership model to a predominately Company-owned model in May 2020. In addition, our residential transactions included a temporary increase in transactions sold under a customer-owned model as a result of, and subsequent to, the acquisition of Defender Holdings, Inc. (“Defenders”) (the “Defenders Acquisition”) in January 2020. Since March 2021, substantially all new residential transactions take place under a Company-owned model.
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

RESULTS OF OPERATIONS
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
The following table presents our condensed consolidated results of operations and key performance indicators:

(in thousands, except as otherwise indicated)	Three Months Ended
Results of Operations:	June 30, 2021	June 30, 2020	$ Change
Monitoring and related services	$1,083,520	$1,041,379	$42,141
Installation and other	220,897	290,008	(69,111)
Total revenue	1,304,417	1,331,387	(26,970)
Cost of revenue (exclusive of depreciation and amortization shown separately below)	381,585	376,347	5,238
Selling, general, and administrative expenses	445,636	414,711	30,925
Depreciation and intangible asset amortization	474,271	477,869	(3,598)
Merger, restructuring, integration, and other	4,804	12,038	(7,234)
Operating (loss) income	(1,879)	50,422	(52,301)
Interest expense, net	(166,525)	(187,265)	20,740
Loss on extinguishment of debt	—	—	—
Other income	1,533	2,271	(738)
Loss before income taxes	(166,871)	(134,572)	(32,299)
Income tax benefit	41,021	27,831	13,190
Net loss	$(125,850)	$(106,741)	$(19,109)

Key Performance Indicators: (1)
RMR	$352,428	$338,780	$13,648
Gross customer revenue attrition (percent)	13.3%	13.1%	N/A
Adjusted EBITDA (2)	$541,865	$563,110	$(21,245)
_______________________
(1)Refer to the “—Key Performance Indicators” section for the definitions of these key performance indicators.
(2)Adjusted EBITDA is a non-GAAP measure. Refer to the “—Non-GAAP Measures” section for the definition of this term and reconciliation to the most comparable GAAP measure.
N/A—Not applicable.
Monitoring and Related Services Revenue (“M&S Revenue”)
The following table presents M&S Revenue in total and by segment:

	Three Months Ended
(in thousands)	June 30, 2021	June 30, 2020	$ Change
CSB	$965,233	$935,957	$29,276
Commercial	118,287	105,422	12,865
Total M&S Revenue	$1,083,520	$1,041,379	$42,141
The increase in total M&S Revenue was primarily attributable to higher recurring revenue in CSB, which was driven by (i) improvements in average pricing as new and existing customers selected higher priced interactive and other services and (ii) an increase in the number of customers over the period primarily due to a higher volume of dealer-generated and bulk account purchases.
The increase in Commercial was driven by higher recurring revenue primarily due to an increase in the number of customers over the period, including the acquisition of businesses and customer accounts and improvements in customer retention.
Refer to the discussion below under “—M&S Revenue” for the six months ended June 30, 2021 compared to 2020 for changes in RMR and gross customer revenue attrition.

Installation and Other Revenue
The following table presents installation and other revenue in total and by segment:

	Three Months Ended
(in thousands)	June 30, 2021	June 30, 2020	$ Change
CSB	$57,414	$166,229	$(108,815)
Commercial	163,483	123,779	39,704
Total installation and other revenue	$220,897	$290,008	$(69,111)
Total installation and other revenue decreased primarily due to a lower volume of outright sales transactions in CSB, driven by our transition to a predominately Company-owned model, partially offset by an increase in the current period in outright sales transactions in Commercial as compared to the prior period that was impacted by the COVID-19 Pandemic, as well as from acquisitions.
Cost of Revenue
The following table presents cost of revenue in total and by segment:

	Three Months Ended
(in thousands)	June 30, 2021	June 30, 2020	$ Change
CSB	$187,766	$215,301	$(27,535)
Commercial	193,819	161,046	32,773
Total cost of revenue	$381,585	$376,347	$5,238
Total cost of revenue remained relatively flat year over year and included a decrease in CSB offset by an increase in Commercial.
The decrease in CSB was primarily driven by a decrease in installation costs due to a lower volume of outright sales transactions as a result of our transition to a predominately Company-owned model. The decrease was partially offset by higher field service and call center costs primarily due to an increase in service ticket and call volume as compared to the prior period that was impacted by the COVID-19 Pandemic.
The increase in Commercial was driven by an increase in installation costs in the current period as compared to the prior period that was impacted by the COVID-19 Pandemic, partially offset by cost savings initiatives.
Selling, General, and Administrative Expenses
The increase in selling, general, and administrative expenses was primarily driven by:
•increases in radio conversion costs of $57 million primarily related to an increase in the number of conversions of customers in our CSB segment;
•decreases in the provision for credit losses of $18 million and $4 million in our CSB and Commercial segments, respectively, primarily due to the impact of the COVID-19 Pandemic in the prior year; and
•decreases in share-based compensation, as well as lower selling costs (primarily commissions) partially offset by an increase in amortization of deferred subscriber acquisition costs.
Interest Expense, net
The decrease in interest expense, net, was primarily driven by an unrealized loss of $14 million on interest rate swaps contracts not designated as cash flow hedges during the three months ended June 30, 2021, as compared to an unrealized loss of $28 million during the prior period.
Income Tax Benefit
Income tax benefit for the three months ended June 30, 2021 was $41 million, resulting in an effective tax rate for the period of 24.6%. The effective tax rate primarily represents the federal statutory rate of 21.0%, a state statutory tax rate, net of federal benefits, of 2.8%, and a 0.6% favorable impact from prior year tax return adjustments.

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
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
The following table presents our condensed consolidated results of operations and key performance indicators:

(in thousands, except as otherwise indicated)	Six Months Ended
Results of Operations:	June 30, 2021	June 30, 2020	$ Change
Monitoring and related services	$2,146,286	$2,087,336	$58,950
Installation and other	462,835	613,803	(150,968)
Total revenue	2,609,121	2,701,139	(92,018)
Cost of revenue (exclusive of depreciation and amortization shown separately below)	762,751	784,333	(21,582)
Selling, general, and administrative expenses	895,238	868,015	27,223
Depreciation and intangible asset amortization	944,080	966,893	(22,813)
Merger, restructuring, integration, and other	25,311	120,832	(95,521)
Operating loss	(18,259)	(38,934)	20,675
Interest expense, net	(214,249)	(412,632)	198,383
Loss on extinguishment of debt	(156)	(65,843)	65,687
Other income	3,336	4,580	(1,244)
Loss before income taxes	(229,328)	(512,829)	283,501
Income tax benefit	55,584	105,795	(50,211)
Net loss	$(173,744)	$(407,034)	$233,290

Key Performance Indicators: (1)
RMR	$352,428	$338,780	$13,648
Gross customer revenue attrition (percent)	13.3%	13.1%	N/A
Adjusted EBITDA (2)	$1,083,996	$1,102,599	$(18,603)
_______________________
(1)Refer to the “—Key Performance Indicators” section for the definitions of these key performance indicators.
(2)Adjusted EBITDA is a non-GAAP measure. Refer to the “—Non-GAAP Measures” section for the definition of this term and a reconciliation to the most comparable GAAP measure.
N/A—Not applicable.
Monitoring and Related Services Revenue
The following table presents M&S Revenue in total and by segment:

	Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020	$ Change
CSB	$1,916,481	$1,873,989	$42,492
Commercial	229,805	213,347	16,458
Total M&S Revenue	$2,146,286	$2,087,336	$58,950
The increase in total M&S Revenue was primarily attributable to higher recurring revenue in CSB, which was driven by (i) improvements in average pricing as new and existing customers selected higher priced interactive and other services and (ii) an increase in the number of customers over the period primarily due to a higher volume of dealer-generated and bulk account purchases.
The increase in Commercial was driven by higher recurring revenue primarily due to an increase in the number of customers over the period, including the acquisition of businesses and customer accounts and improvements in customer retention.

Total RMR was $352 million and $339 million as of June 30, 2021 and 2020, respectively. The increase in RMR was primarily due to improvements in average pricing and net customer additions.
Gross customer revenue attrition was 13.3% and 13.1% as of June 30, 2021 and 2020, respectively. The increase in gross customer revenue attrition was attributable to a lower volume of dealer charge-backs primarily related to the Defenders Acquisition in 2020 and an increase in relocations, partially offset by fewer non-payment disconnects and the benefit of customer retention initiatives.
Installation and Other Revenue
The following table presents installation and other revenue in total and by segment:

	Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020	$ Change
CSB	$144,771	$339,364	$(194,593)
Commercial	318,064	274,439	43,625
Total installation and other revenue	$462,835	$613,803	$(150,968)
Total installation and other revenue decreased primarily due to a lower volume of outright sales transactions in CSB, driven by our transition to a predominately Company-owned model, partially offset by an increase in the current period in outright sales transactions in Commercial as compared to the prior period that was impacted by the COVID-19 Pandemic, as well as from acquisitions.
Cost of Revenue
The following table presents cost of revenue in total and by segment:

	Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020	$ Change
CSB	$381,137	$440,302	$(59,165)
Commercial	381,614	344,031	37,583
Total cost of revenue	$762,751	$784,333	$(21,582)
The decrease in total cost of revenue was primarily attributable to CSB partially offset by an increase in Commercial.
The decrease in CSB was primarily driven by a decrease in installation costs due to a lower volume of outright sales transactions as a result of our transition to a predominately Company-owned model. The decrease was partially offset by higher field service and call center costs primarily due to an increase in service ticket and call volume as compared to the prior period that was impacted by the COVID-19 Pandemic.
The increase in Commercial was driven by an increase in installation costs in the current period as compared to the prior period that was impacted by the COVID-19 Pandemic, partially offset by cost savings initiatives.
Selling, General, and Administrative Expenses
The increase in selling, general, and administrative expenses was driven by:
•increases in radio conversion costs of $111 million primarily related to an increase in the number of conversions of customers in our CSB segment;
•decreases in the provision for credit losses of $39 million and $15 million in our CSB and Commercial segments, respectively, primarily due to the impact of the COVID-19 Pandemic in the prior year; and
•decreases in share-based compensation, as well as lower selling costs (primarily commissions) partially offset by an increase in amortization of deferred subscriber acquisition costs.
Depreciation and Intangible Asset Amortization
The decrease in depreciation and intangible asset amortization expense was primarily due to decreases related to contracts and related customer relationships and subscriber system assets.

Merger, Restructuring, Integration, and Other
During the six months ended June 30, 2021, merger, restructuring, integration, and other primarily included an $18 million impairment charge due to lower than expected benefits from the Cell Bounce developed technology intangible asset as a result of recent worldwide shortages for certain electronic components.
During the six months ended June 30, 2020, merger, restructuring, integration, and other primarily included losses of $81 million associated with the settlement of a pre-existing relationship in connection with the Defenders Acquisition and $12 million due to fair value remeasurements on a strategic investment.
During the six months ended June 30, 2021 and 2020, amounts included in merger, restructuring, integration, and other primarily related to our CSB segment.
Interest Expense, net
The decrease in interest expense, net, was primarily driven by an unrealized gain of $92 million on interest rate swap contracts not designated as cash flow hedges during the six months ended June 30, 2021, as compared to an unrealized loss of $98 million during the prior year.
Loss on Extinguishment of Debt
During the six months ended June 30, 2020, loss on extinguishment of debt totaled $66 million and related to the call premium and write-off of unamortized deferred financing costs in connection with the $1.2 billion redemption of second lien notes in February 2020.
Income Tax Benefit
Income tax benefit for the six months ended June 30, 2021 was $56 million, resulting in an effective tax rate for the period of 24.2%. The effective tax rate primarily represents the federal statutory rate of 21.0%, a state statutory tax rate, net of federal benefits, of 2.8%, and a 1.0% favorable impact of share-based compensation.
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
Adjusted EBITDA
The table below reconciles Adjusted EBITDA to net loss:

	Three Months Ended			Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020	$ Change	June 30, 2021	June 30, 2020	$ Change
Net loss	$(125,850)	$(106,741)	$(19,109)	$(173,744)	$(407,034)	$233,290
Interest expense, net	166,525	187,265	(20,740)	214,249	412,632	(198,383)
Income tax benefit	(41,021)	(27,831)	(13,190)	(55,584)	(105,795)	50,211
Depreciation and intangible asset amortization	474,271	477,869	(3,598)	944,080	966,893	(22,813)
Amortization of deferred subscriber acquisition costs	30,188	22,789	7,399	58,830	45,416	13,414
Amortization of deferred subscriber acquisition revenue	(40,729)	(29,540)	(11,189)	(77,888)	(59,017)	(18,871)
Share-based compensation expense	13,587	24,828	(11,241)	29,606	48,327	(18,721)
Merger, restructuring, integration, and other	4,804	12,038	(7,234)	25,311	120,832	(95,521)
Loss on extinguishment of debt	—	—	—	156	65,843	(65,687)
Radio conversion costs, net(1)	60,635	5,031	55,604	119,364	11,670	107,694
Financing and consent fees(2)	399	10	389	3,745	5,260	(1,515)
Other(3)	(944)	(2,608)	1,664	(4,129)	(2,428)	(1,701)
Adjusted EBITDA	$541,865	$563,110	$(21,245)	$1,083,996	$1,102,599	$(18,603)
___________________
(1)Represents costs, net of any incremental revenue earned, associated with replacing cellular technology used in many of our security systems pursuant to a replacement program.
(2)Represents fees expensed associated with financing transactions.
(3)Represents other charges and non-cash items.
The following table presents Adjusted EBITDA in total and by segment:

	Three Months Ended			Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020	$ Change	June 30, 2021	June 30, 2020	$ Change
CSB	$509,897	$550,686	$(40,789)	$1,029,375	$1,087,761	$(58,386)
Commercial	31,968	12,424	19,544	54,621	14,838	39,783
Adjusted EBITDA	$541,865	$563,110	$(21,245)	$1,083,996	$1,102,599	$(18,603)
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
The decrease in total Adjusted EBITDA was primarily attributable to CSB, which was driven by a decrease in installation and other revenue, net of the associated costs, from a lower volume of outright sales transactions primarily due to our transition to a predominately Company-owned model, as well as higher field service and call center costs. This decrease was partially offset by (i) higher recurring revenue, (ii) lower selling expenses (primarily commissions), and (iii) a lower provision for credit losses.
The increase in Adjusted EBITDA in Commercial was driven by higher installation and other revenue, net of the associated costs, in the current period as compared to the prior period that was impacted by the COVID-19 Pandemic, as well as cost savings initiatives.
The explanations above exclude amounts outside of our definition of Adjusted EBITDA, as applicable. Refer to the discussions above under “—Results of Operations” for further details.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
The decrease in total Adjusted EBITDA was primarily attributable to CSB, which was driven by a decrease in installation and other revenue, net of the associated costs, from a lower volume of outright sales transactions primarily due to our transition to a predominately Company-owned model, as well as higher field service and call center costs. This decrease was partially offset by (i) higher recurring revenue, (ii) a lower provision for credit losses, and (iii) lower selling expenses (primarily commissions).
The increase in Adjusted EBITDA in Commercial was driven by (i) higher installation and other revenue, net of the associated costs, in the current period as compared to the prior period that was impacted by the COVID-19 Pandemic, as well as cost savings initiatives, (ii) higher recurring revenue, and (iii) a lower provision for credit losses.
The explanations above exclude amounts outside of our definition of Adjusted EBITDA, as applicable. Refer to the discussions above under “—Results of Operations” for further details.
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
We are a highly leveraged company with significant debt service requirements. As of June 30, 2021, we had $150 million in cash and cash equivalents. In addition, we had $400 million available under our first lien revolving credit facility (the “First Lien Revolving Credit Facility”) and an uncommitted available borrowing capacity of $70 million under our Receivables Facility that is dependent on the volume of eligible retail installment contract receivables that can be sold under our Receivables Facility. The carrying amount of total debt outstanding was approximately $9.6 billion as of June 30, 2021.
Long-Term Debt
Significant changes in our debt during the six months ended June 30, 2021 were as follows:
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
As of June 30, 2021, we had no borrowings outstanding under our First Lien Revolving Credit Facility.
In July 2021, we further amended and restated the First Lien Credit Agreement with respect to the First Lien Revolving Credit Facility, which extended its maturity date to June 23, 2026, subject to certain conditions, and obtained an additional $175 million of commitments. After giving effect to the Amendment and Restatement dated as of July 2, 2021, aggregate commitments under the First Lien Revolving Credit Facility were $575 million.

Receivables Facility
During the six months ended June 30, 2021, we received proceeds of $71 million under the Receivables Facility and repaid $17 million. As of June 30, 2021, we had an outstanding balance of $130 million and an uncommitted available borrowing capacity of $70 million under the Receivables Facility that is dependent on the volume of eligible retail installment contract receivables that can be sold.
In March 2021, we amended the Receivables Facility to, among other things, extend the revolving period until March 4, 2022 and reduced the LIBOR floor from 1.00% to 0.85%.
In July 2021, we entered into a Receivables Financing Agreement (the “Receivables Financing Agreement”), which amended and restated our Receivables Purchase Agreement related to our Receivables Facility. The Receivables Financing Agreement, among other things, maintains an uncommitted secured lending arrangement among the parties, and provides for certain associated revisions to funding, prepayment, reporting, and similar mechanics; and make certain revisions relating to and facilitating the potential future syndication of the loans made under the Receivables Facility to other lenders.
First-Lien Notes Due 2029
In July 2021, we issued $1.0 billion aggregate principal amount of 4.125% first-priority senior secured notes due 2029 (the “First Lien Notes Due 2029”). The First Lien Notes Due 2029 will mature on August 1, 2029 with semi-annual interest payment dates of February 1 and August 1 of each year, beginning February 1, 2022.
We intend to use the proceeds from the issuance of the First Lien Notes Due 2029, along with cash on hand, to redeem all of the $1.0 billion outstanding aggregate principal amount of the Company’s 3.50% notes due 2022 (the “ADT Notes due 2022”) that mature on July 15, 2022, and pay related fees and expenses in connection with these transactions.
In July 2021, we issued a Notice of Redemption with respect to all of the outstanding ADT Notes Due 2022, and we expect to redeem the ADT Notes Due 2022 on August 28, 2021, at a redemption price calculated pursuant to the ADT Notes Due 2022 Indenture, plus accrued and unpaid interest.
Debt Covenants
As of June 30, 2021, we were in compliance with all financial covenant and other maintenance tests for all our debt obligations, and we do not believe there is a material risk of future noncompliance with our financial covenant and other maintenance tests as a result of the COVID-19 Pandemic.
Dividends
The following table presents our dividends declared on common stock during the six months ended June 30, 2021 and 2020:

(in thousands, except per share data)			Common Stock Dividends		Class B Common Stock Dividends
Declaration Date	Record Date	Payment Date	Per Share	Aggregate	Per Share	Aggregate
Six Months Ended June 30, 2021
5/5/2021	6/17/2021	7/1/2021	$0.035	$27,268	$0.035	$1,916
2/25/2021	3/18/2021	4/1/2021	$0.035	$27,220	$0.035	$1,916
		Total	$0.070	$54,488	$0.070	$3,832
Six Months Ended June 30, 2020
5/7/2020	6/18/2020	7/2/2020	$0.035	$26,767	$—	$—
3/5/2020	3/19/2020	4/2/2020	$0.035	$27,117	$—	$—
		Total	$0.070	$53,884	$—	$—
On August 4, 2021, we announced a dividend of $0.035 per share to holders of Common Stock and Class B Common Stock of record on September 16, 2021, which will be distributed on October 5, 2021.

During February 2019, we approved a dividend reinvestment plan (the “DRIP”), which allowed stockholders to designate all or a portion of the cash dividends on their shares of common stock for reinvestment in additional shares of our Common Stock. The DRIP terminated in accordance with its terms on February 27, 2021. Prior to termination, dividends settled in shares of Common Stock were not material during the three and six months ended June 30, 2021 and 2020.
Share Repurchase Program
During February 2019, we approved a share repurchase program (the “Share Repurchase Program”), which authorized us to repurchase shares of our Common Stock (up to a certain amount). The Share Repurchase Program terminated in accordance with its terms on March 23, 2021. Prior to termination, repurchases of shares of Common Stock under the Share Repurchase Program were not material during the three and six months ended June 30, 2021 and 2020.
Cash Flow Analysis
The following table presents a summary of our cash flow activity:

	Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020	$ Change
Net cash provided by operating activities	$785,660	$629,007	$156,653
Net cash used in investing activities	$(777,162)	$(535,574)	$(241,588)
Net cash used in financing activities	$(59,740)	$(96,027)	$36,287
Cash Flows from Operating Activities
The increase in net cash provided by operating activities was primarily due to (i) a decrease in the volume of residential outright sales transactions, (ii) a payment in the first quarter of 2020 of $81 million related to the settlement of a pre-existing relationship in connection with the Defenders Acquisition, and (iii) a decrease in cash interest of $23 million. The increase in net cash provided by operating activities was partially offset by higher net payments for radio conversion costs of $116 million. The remainder of the activity related to changes in assets and liabilities due to the volume and timing of other operating cash receipts and payments with respect to when the transactions are reflected in earnings.
Refer to the discussions above under “—Results of Operations” for further details.
Cash Flows from Investing Activities
The increase in net cash used in investing activities was primarily due to (i) an increase of $202 million due to a higher volume of subscriber system assets expenditures primarily as a result of the transition in 2020 to a predominately Company-owned model and (ii) an increase of $195 million due to a higher volume of dealer generated customer accounts and bulk account purchases including accounts purchased from a third party in February 2021 and an advance payment received in 2020 for dealer charge-backs in connection with the Defenders Acquisition. The increase in net cash used in investing activities was partially offset by a decrease in cash paid for business acquisitions, net of cash acquired, of $163 million primarily due to the Defenders Acquisition in 2020.
Cash Flows from Financing Activities
During the six months ended June 30, 2021, net cash used in financing activities primarily consisted of $58 million of dividend payments on common stock and $28 million of payments on interest rate swap contracts that included an other-than-insignificant financing element at inception. These outflows were partially offset by $55 million of net proceeds under the Receivables Facility.
During the six months ended June 30, 2020, net cash used in financing activities primarily consisted of $53 million of dividend payments on common stock, $34 million of net repayments of long-term borrowings, and $16 million related to the payment of deferred financing fees. These outflows were partially offset by $19 million of net proceeds under the Receivables Facility.
COMMITMENTS AND CONTRACTUAL OBLIGATIONS
In our 2020 Annual Report, we disclosed our commitments and contractual obligations. There have been no material changes to these commitments and contractual obligations, except as discussed below.

During the six months ended June 30, 2021, we entered into various commitments to purchase certain parts used in our program to replace 3G and CDMA cellular equipment used in our security systems. As of June 30, 2021, we had $55 million outstanding related to these obligations.
In addition, we entered into an agreement in February 2021 with a third party to purchase customer accounts, if certain conditions are met, up to approximately $67 million over the course of the agreement.
Refer to the discussion above under “—Liquidity and Capital Resources” for further details regarding significant changes to our long-term debt.
OFF-BALANCE SHEET ARRANGEMENTS
During the six months ended June 30, 2021, there have been no material changes to our off-balance sheet arrangements as disclosed in our 2020 Annual Report.
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
The unrealized gains and losses of interest rate swap contracts recognized in interest expense, net, in the Condensed Consolidated Statements of Operations were losses of $14 million and $28 million during the three months ended June 30, 2021 and 2020, respectively, and $92 million gain and a $98 million loss during the six months ended June 30, 2021 and 2020, respectively.
As of June 30, 2021, the carrying amount of our debt, excluding finance leases, was $9.5 billion with a fair value of $10.1 billion. In addition, we had interest rate swap contracts with aggregate notional amounts of $3.2 billion with a net liability fair value of $184 million. As of June 30, 2021, a hypothetical 10% change in interest rates would change the fair value of our debt by approximately $167 million based on the implied yield from broker-quoted market prices on our debt, while a similar change in interest rates would change the fair value of our interest rate swap contracts by approximately $2 million based on a discounted cash flow analysis. Additionally, any 0.125% decrease in LIBOR below 0.75% would result in an increase of approximately $4 million in annualized interest expense on our variable-rate debt, including the impact of our interest rate swaps.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2021, our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting, within the time periods specified in the SEC’s rules and forms, information required to be disclosed in the reports that we file or submit under the Exchange Act, and that such information was accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in our management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the three months ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Recent Sales of Unregistered Equity Securities
There were no sales of unregistered equity securities during the six months ended June 30, 2021.
Use of Proceeds from Registered Equity Securities
We did not receive any proceeds from sales of registered equity securities during the six months ended June 30, 2021.
Issuer Purchases of Equity Securities
On February 27, 2019, we approved the Share Repurchase Program, which authorized us to repurchase shares of our Common Stock (up to a certain amount). The Share Repurchase Program terminated in accordance with its terms on March 23, 2021.
There were no repurchases of any shares of our Common Stock during the three months ended June 30, 2021.
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
4.35
Third Supplemental Indenture, dated as of January 31, 2020, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc. , Defender Security Canada, Inc., ADT MS2 LLC, DPL Two LLC, Defenders LLC, Home Defender, Inc. and Wells Fargo Bank, National Association

4.36
Indenture, dated as of January 28, 2020, by and among Prime Security Services Borrower, LLC, Prime Finance Inc., the guarantors party thereto from time to time and Wells Fargo Bank, National Association, as trustee, relating to the $1,300 6.250% Second-Priority Senior Secured Notes due 2028

4.37
First Supplemental Indenture, dated as of January 31, 2020, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc. , Defender Security Canada, Inc., ADT MS2 LLC, DPL Two LLC, Defenders LLC, Home Defender, Inc. and Wells Fargo Bank, National Association

4.38
Indenture, dated as of August 20, 2020, by and among Prime Security Services Borrower, LLC, Prime Finance Inc., the guarantors party hereto from time to time, and Wells Fargo Bank, National Association, as trustee, relating to $1,000 million aggregate principle amount of 3.375% first-priority senior secured notes due 2027

4.39
First-Priority Senior Secured Notes Indenture, dated as of July 29, 2021, by and among The ADT Security Corporation, Prime Security Services Borrower, LLC, the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee and collateral agent

4.40	Description of Securities
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

10.6
Incremental Assumption and Amendment Agreement No. 10, dated as of January 27, 2021, by and among Prime Security Services Holdings, LLC, Prime Security Services Borrower, LLC, the lenders party thereto, Barclays Bank PLC, as administrative agent

10.7
Incremental Assumption and Amendment Agreement No. 11, dated as of July 2, 2021, by and among Prime Security Services Holdings, LLC, Prime Security Services Borrower, LLC, The ADT Security Corporation, the subsidiary loan parties party thereto, the lenders and issuing banks party thereto and Barclays Bank PLC, as administrative agent.

10.8
Subsidiary Guarantee Agreement (First Lien), dated July 1, 2015, among the Subsidiaries of Prime Security Services Borrower, LLC named therein and Credit Suisse AG, Cayman Islands Branch, as Collateral Agent

10.9
Supplement No. 1, dated as of May 2, 2016, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Securities Services Borrower, LLC and Barclays Bank PLC, as Collateral Agent

10.10
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

10.17
Holdings Guarantee and Pledge Agreement (First Lien), dated and effective as of July 1, 2015, between Prime Security Services Holdings, LLC, as Holdings, and Credit Suisse AG, Cayman Islands Branch, as Collateral Agent

10.18
Collateral Agreement (First Lien), dated as of July 1, 2015 among Prime Security Services Borrower, LLC, each Subsidiary of Prime Security Services Borrower, LLC from time to time identified therein as a party and Barclays Bank PLC, as collateral agent

10.19
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

10.21
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

10.22
First Lien/Second Lien Intercreditor Agreement, dated as of July 1, 2015, between Credit Suisse AG, Cayman Islands Branch, as First Lien Facility Agent and Applicable First Lien Agent, and Credit Suisse AG, Cayman Islands Branch, as Second Lien Facility Agent and Applicable Second Lien Agent relating to Prime Security Services Borrower, LLC

10.23
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

10.28	Receivables Sale and Contribution Agreement, dated as of April 17, 2020, between ADT LLC, as Originator and Servicer and ADT Finance Inc., as Buyer
10.29^	Receivables Financing Agreement, among ADT LLC, ADT Finance LLC and Mizuho Bank, Ltd., dated as of July 16, 2021
10.30	Trademark Agreement, dated as of September 25, 2012, by and among ADT Services GmbH, ADT US Holdings, Inc., Tyco International Ltd. and The ADT Corporation
10.31	Patent Agreement, dated as of September 26, 2012, by and between Tyco International Ltd. and The ADT Corporation
10.32	Separation and Distribution Agreement, dated September 26, 2012 by and among Tyco International Ltd., Tyco International Finance S.A., The ADT Corporation and ADT LLC
10.33	ADT LLC Supplemental Savings and Retirement Plan, effective as of April 1, 2017
10.34	Amendment to the ADT LLC Supplemental Savings and Retirement Plan, effective as of December 18, 2017
10.35	Amendment to the ADT LLC Supplemental Savings and Retirement Plan, effective as of December 24, 2018
10.36	Amendment to the ADT LLC Supplemental Savings and Retirement Plan, effective as of December 31, 2018
10.37	Amendment to the ADT LLC Supplemental Savings and Retirement Plan, effective as of February 8, 2019
10.38	Amendment to the ADT LLC Supplemental Savings and Retirement Plan, effective as of July 29, 2019
10.39	Stockholders Agreement by and between the ADT Inc. and Prime Securities Services TopCo, LP
10.40	Registration Rights Agreement by and between the ADT Inc. and Prime Securities Services TopCo, LP
10.41	Amendment to the Registration Rights Agreement between ADT Inc. and Prime Security Services TopCo Parent, L.P.
10.42	Securities Purchase Agreement, dated as of July 31, 2020, by and between ADT Inc. and Google LLC
10.43	Investor Rights Agreement, dated as of September 17, 2020 by and between ADT Inc. and Google LLC
10.44	Form of Indemnification Agreement by and between the Company and each of its Directors and Executive Officers
10.45+	Amendment to Amended and Restated Employment Agreement, dated May 3, 2019, between The ADT Security Corporation (together with any of its subsidiaries and Affiliates) and Donald Young
10.46+	Amended and Restated Employment Agreement, dated December 19, 2017, between The ADT Security Corporation (together with any of its subsidiaries and Affiliates) and Jamie Haenggi
10.47+	Amended and Restated Employment Agreement, dated December 19, 2017, between The ADT Security Corporation (together with any of its subsidiaries and Affiliates) and Daniel M. Bresingham
10.48+	Amended and Restated Employment Agreement, dated December 19, 2017, between ADT LLC, (together with any of its subsidiaries and Affiliates) and James D. DeVries

10.49+	Amended and Restated Employment Agreement, dated December 19, 2017, between ADT LLC, (together with any of its subsidiaries and Affiliates) and Jeffrey Likosar
10.50+	ADT Inc. 2018 Omnibus Incentive Plan
10.51+	First Amendment to ADT Inc. 2018 Omnibus Incentive Plan dated April 25, 2019
10.52+	Form of Restricted Stock Unit Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan
10.53+	Form of Non-Qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan
10.54+	Form of Non-Qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan (Class B Unit Redemption)
10.55+	Form of Amendment to Non-Qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan (Class B Unit Redemption)
10.56+	Form of Common Stock Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan
10.57+	ADT Inc. 2018 Omnibus Incentive Plan Restricted Stock Unit Non-Employee Director Award Agreement
10.58+	Form of Restricted Stock Unit Special Equity Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan
10.59+	Form of Non-Qualified Option Special Equity Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan
10.60+	Second Amended & Restated Employment Agreement with James D. DeVries
10.61+	Amendment to Second Amended & Restated Employment Agreement of James D. DeVries
10.62+	Defenders, Inc. Executive Change in Control Severance Plan with James Boyce, dated April 24, 2017
10.63+	Amendment to Executive Change in Control Severance Plan with James Boyce, dated January 29, 2020
10.64+	Offer Letter dated February 3, 2020 by and between James Boyce and ADT Inc.
10.65+	ADT Inc. Annual Incentive Plan
31.1*	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
31.2*	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
32.1*	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	XBRL Instant Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document
_________________________
^ Confidential treatment requested. Confidential portions of exhibit have been omitted.
* Filed herewith.
+ Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADT Inc.

Date:	August 4, 2021	By:	/s/ Jeffrey Likosar
		Name:	Jeffrey Likosar
		Title:	Chief Financial Officer and President, Corporate Development (Principal Financial Officer)