Form 10-Q
period 2021-09-30
ADT Inc.
filed 2021-11-09
CIK 1703056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 3, 2021, there were 767,022,483 shares outstanding (excluding 9,503,668 unvested shares of common stock) of the registrant’s common stock, $0.01 par value per share, and 54,744,525 shares outstanding of the registrant’s Class B common stock, $0.01 par value per share.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$61,207	$204,998
Accounts receivable, net of allowance for credit losses of $60,110 and $68,342, respectively	363,060	336,033
Inventories, net	214,205	174,839
Work-in-progress	55,176	41,312
Prepaid expenses and other current assets	178,015	210,212
Total current assets	871,663	967,394
Property and equipment, net	334,862	325,716
Subscriber system assets, net	2,817,855	2,663,228
Intangible assets, net	5,520,747	5,906,690
Goodwill	5,244,942	5,236,302
Deferred subscriber acquisition costs, net	796,574	654,019
Other assets	435,279	363,587
Total assets	$16,021,922	$16,116,936

Liabilities and stockholders' equity
Current liabilities:
Current maturities of long-term debt	$101,358	$44,764
Accounts payable	361,020	321,595
Deferred revenue	339,182	345,582
Accrued expenses and other current liabilities	607,276	584,151
Total current liabilities	1,408,836	1,296,092
Long-term debt	9,508,341	9,447,780
Deferred subscriber acquisition revenue	1,098,769	832,166
Deferred tax liabilities	900,388	990,899
Other liabilities	365,272	510,663
Total liabilities	13,281,606	13,077,600

Commitments and contingencies (See Note 12)

Stockholders' equity:
Preferred stock—authorized 1,000,000 shares of $0.01 par value; zero issued and outstanding as of September 30, 2021 and December 31, 2020.	—	—
Common stock—authorized 3,999,000,000 shares of $0.01 par value; issued and outstanding shares of 776,410,398 and 771,013,638 as of September 30, 2021 and December 31, 2020, respectively.	7,764	7,710
Class B common stock—authorized 100,000,000 shares of $0.01 par value; issued and outstanding shares of 54,744,525 as of September 30, 2021 and December 31, 2020.	547	547
Additional paid-in capital	6,677,875	6,640,763
Accumulated deficit	(3,862,964)	(3,491,069)
Accumulated other comprehensive loss	(82,906)	(118,615)
Total stockholders' equity	2,740,316	3,039,336
Total liabilities and stockholders' equity	$16,021,922	$16,116,936
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Monitoring and related services	$1,098,389	$1,045,677	$3,244,675	$3,133,013
Installation and other	218,613	253,247	681,448	867,050
Total revenue	1,317,002	1,298,924	3,926,123	4,000,063
Cost of revenue (exclusive of depreciation and amortization shown separately below)	371,985	357,895	1,134,736	1,142,228
Selling, general, and administrative expenses	448,634	410,914	1,343,872	1,278,929
Depreciation and intangible asset amortization	480,010	473,346	1,424,090	1,440,239
Merger, restructuring, integration, and other	(6,723)	(6,117)	18,588	114,715
Operating income	23,096	62,886	4,837	23,952
Interest expense, net	(133,275)	(156,759)	(347,524)	(569,391)
Loss on extinguishment of debt	(36,957)	(48,916)	(37,113)	(114,759)
Other income	1,511	1,992	4,847	6,572
Loss before income taxes	(145,625)	(140,797)	(374,953)	(653,626)
Income tax benefit	36,496	27,699	92,080	133,494
Net loss	$(109,129)	$(113,098)	$(282,873)	$(520,132)

Net (loss) income per share - basic:
Common stock	$(0.13)	$(0.15)	$(0.35)	$(0.68)
Class B common stock	$(0.13)	$0.05	$(0.35)	$(0.10)

Weighted-average shares outstanding - basic:
Common stock	766,814	760,913	765,162	760,203
Class B common stock	54,745	8,331	54,745	2,797

Net loss per share - diluted:
Common stock	$(0.13)	$(0.15)	$(0.35)	$(0.68)
Class B common stock	$(0.13)	$(0.07)	$(0.35)	$(0.44)

Weighted-average shares outstanding - diluted:
Common stock	766,814	760,913	765,162	760,203
Class B common stock	54,745	16,640	54,745	5,587
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(109,129)	$(113,098)	$(282,873)	$(520,132)
Other comprehensive income (loss), net of tax:
Cash flow hedges	11,790	11,607	34,827	(75,891)
Defined benefit pension plans	(2)	(16)	882	(21)
Total other comprehensive income (loss), net of tax	11,788	11,591	35,709	(75,912)
Comprehensive loss	$(97,341)	$(101,507)	$(247,164)	$(596,044)
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Three Months Ended September 30, 2021
	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Beginning balance	776,310	54,745	$7,763	$547	$6,665,145	$(3,724,139)	$(94,694)	$2,854,622
Net loss	—	—	—	—	—	(109,129)	—	(109,129)
Other comprehensive income, net of tax	—	—	—	—	—	—	11,788	11,788
Dividends	—	—	—	—	—	(29,186)	—	(29,186)
Share-based compensation expense	—	—	—	—	16,242	—	—	16,242
Transactions related to employee share-based compensation plans and other	100	—	1	—	(3,512)	(510)	—	(4,021)
Ending balance	776,410	54,745	$7,764	$547	$6,677,875	$(3,862,964)	$(82,906)	$2,740,316

	Three Months Ended September 30, 2020
	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Beginning balance	770,429	—	$7,704	$—	$6,139,135	$(3,206,845)	$(145,879)	$2,794,115
Net loss	—	—	—	—	—	(113,098)	—	(113,098)
Other comprehensive income, net of tax	—	—	—	—	—	—	11,591	11,591
Issuance of common stock, net of expenses	—	54,745	—	547	447,088	—	—	447,635
Dividends, including dividends reinvested in common stock	1	—	—	—	4	(28,963)	—	(28,959)
Share-based compensation expense	—	—	—	—	26,431	—	—	26,431
Transactions related to employee share-based compensation plans and other	293	—	3	—	1,208	(450)	—	761
Ending balance	770,723	54,745	$7,707	$547	$6,613,866	$(3,349,356)	$(134,288)	$3,138,476
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Nine Months Ended September 30, 2021
	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Beginning balance	771,014	54,745	$7,710	$547	$6,640,763	$(3,491,069)	$(118,615)	$3,039,336
Net loss	—	—	—	—	—	(282,873)	—	(282,873)
Other comprehensive income, net of tax	—	—	—	—	—	—	35,709	35,709
Dividends, including dividends reinvested in common stock	—	—	—	—	4	(87,506)	—	(87,502)
Share-based compensation expense	—	—	—	—	45,848	—	—	45,848
Transactions related to employee share-based compensation plans and other	5,396	—	54	—	(8,740)	(1,516)	—	(10,202)
Ending balance	776,410	54,745	$7,764	$547	$6,677,875	$(3,862,964)	$(82,906)	$2,740,316

	Nine Months Ended September 30, 2020
	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
Beginning balance	753,622	—	$7,536	$—	$5,977,402	$(2,742,193)	$(58,376)	$3,184,369
Adoption of accounting standard, net of tax	—	—	—	—	—	(2,157)	—	(2,157)
Net loss	—	—	—	—	—	(520,132)	—	(520,132)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(75,912)	(75,912)
Issuance of common stock, net of expenses	16,279	54,745	163	547	560,766	—	—	561,476
Dividends, including dividends reinvested in common stock	2	—	—	—	11	(82,847)	—	(82,836)
Share-based compensation expense	—	—	—	—	74,758	—	—	74,758
Transactions related to employee share-based compensation plans and other	820	—	8	—	929	(2,027)	—	(1,090)
Ending balance	770,723	54,745	$7,707	$547	$6,613,866	$(3,349,356)	$(134,288)	$3,138,476
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(282,873)	$(520,132)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and intangible asset amortization	1,424,090	1,440,239
Amortization of deferred subscriber acquisition costs	91,364	70,226
Amortization of deferred subscriber acquisition revenue	(122,908)	(90,346)
Share-based compensation expense	45,848	74,758
Deferred income taxes	(101,986)	(147,007)
Provision for losses on receivables and inventory	29,579	99,019
Loss on extinguishment of debt	37,113	114,759
Intangible asset impairments	17,883	—
Unrealized (gain) loss on interest rate swap contracts	(115,090)	89,589
Other non-cash items, net	99,654	103,688
Changes in operating assets and liabilities, net of effects of acquisitions:
Deferred subscriber acquisition costs	(234,715)	(170,247)
Deferred subscriber acquisition revenue	201,541	124,621
Other, net	65,853	(195,898)
Net cash provided by operating activities	1,155,353	993,269
Cash flows from investing activities:
Dealer generated customer accounts and bulk account purchases	(512,304)	(265,131)
Subscriber system asset expenditures	(518,780)	(272,512)
Purchases of property and equipment	(126,678)	(112,317)
Acquisition of businesses, net of cash acquired	(16,411)	(182,154)
Other investing, net	3,524	31,839
Net cash used in investing activities	(1,170,649)	(800,275)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	450,000
Proceeds from long-term borrowings	1,010,729	2,640,000
Proceeds from receivables facility	117,922	43,748
Repayment of long-term borrowings, including call premiums	(1,074,689)	(2,748,095)
Repayment of receivables facility	(28,215)	(2,456)
Dividends on common stock	(87,164)	(80,298)
Deferred financing costs	(12,358)	(27,962)
Other financing, net	(50,306)	(25,781)
Net cash (used in) provided by financing activities	(124,081)	249,156

Cash and cash equivalents and restricted cash and restricted cash equivalents:
Net (decrease) increase during the period	(139,377)	442,150
Beginning balance	207,747	48,736
Ending balance	$68,370	$490,886

Supplemental schedule of non-cash investing and financing activities not disclosed elsewhere:
Issuance of shares for acquisition of business	$—	$113,841
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
The condensed consolidated financial statements included herein are unaudited, but in the opinion of management, such financial statements include all adjustments, consisting of normal recurring adjustments, necessary to summarize fairly the Company’s financial position, results of operations, and cash flows for the interim periods presented. The interim results reported in these condensed consolidated financial statements should not be taken as indicative of results that may be expected for future interim periods or the full year. For a more comprehensive understanding of the Company and its interim results, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”), which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 25, 2021. Unless otherwise noted, the Company’s accounting policies used in the preparation of these condensed consolidated financial statements do not differ from those used in the annual consolidated financial statements.
The Condensed Consolidated Balance Sheet as of December 31, 2020 included herein was derived from the audited consolidated financial statements as of that date but does not include all the footnote disclosures required in the annual consolidated financial statements.
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
COVID-19 Pandemic
During March 2020, the World Health Organization declared the outbreak of a novel coronavirus as a pandemic (the “COVID-19 Pandemic”). While responses have varied by individuals, businesses, and state and local municipalities, the COVID-19 Pandemic has had certain notable adverse impacts on general economic conditions, including the temporary and permanent closures of many businesses, increased governmental regulations, supply chain disruptions, and changes in consumer spending due to significant unemployment and other effects attributable to the COVID-19 Pandemic. To protect its employees and serve its customers, the Company implemented and is continuously evolving certain measures, such as (i) detailed protocols for infectious disease safety for employees, (ii) employee daily wellness checks, and (iii) certain work from home actions, including for the majority of the Company’s call center professionals.
The Company considered the on-going and pervasive economic impact of the COVID-19 Pandemic in the assessment of its financial position, results of operations, cash flows, and certain accounting estimates as of and for the three and nine months ended September 30, 2021. However, the evolving and uncertain nature of the COVID-19 Pandemic, as well as the evolving nature of the regulatory environment which may require vaccine mandates or other actions that could impact the Company’s employee base or impose additional costs on the business, could materially impact the Company’s estimates and financial results in future reporting periods.
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
The amount of cash and cash equivalents and restricted cash and restricted cash equivalents reported in the Condensed Consolidated Balance Sheets as reconciled to the total of the same of such amounts shown in the Condensed Consolidated Statements of Cash Flows is as follows:

(in thousands)	September 30, 2021	December 31, 2020
Cash and cash equivalents	$61,207	$204,998
Restricted cash and restricted cash equivalents	7,163	2,749
Ending balance	$68,370	$207,747

Subscriber System Assets, net and Deferred Subscriber Acquisition Costs, net
Subscriber system assets represent capitalized equipment and installation costs incurred in connection with transactions in which the Company retains ownership of the security system. Deferred subscriber acquisition costs represent selling expenses (primarily commissions) that are incremental to acquiring customers.
The Company records subscriber system assets and deferred subscriber acquisition costs in the Condensed Consolidated Balance Sheets as these assets embody a probable future economic benefit for the Company through the generation of future monitoring and related services revenue. Upon customer termination, the Company may retrieve such assets.
Subscriber system assets, net reflected in the Condensed Consolidated Balance Sheets was as follows:

(in thousands)	September 30, 2021	December 31, 2020
Gross carrying amount	$5,326,889	$4,815,286
Accumulated depreciation	(2,509,034)	(2,152,058)
Subscriber system assets, net	$2,817,855	$2,663,228
Subscriber system assets and any related deferred subscriber acquisition costs are accounted for on a pooled basis based on the month and year of customer acquisition. The Company depreciates and amortizes these pooled costs using an accelerated method over the estimated life of the customer relationship, which is 15 years.
Depreciation and amortization of subscriber system assets and deferred subscriber acquisition costs are reflected in depreciation and intangible asset amortization and selling, general, and administrative expenses, respectively, in the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Depreciation of subscriber system assets	$129,131	$120,328	$376,037	$379,819
Amortization of deferred subscriber acquisition costs	$32,534	$24,810	$91,364	$70,226
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities reflected in the Condensed Consolidated Balance Sheets consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Accrued interest	$69,863	$123,935
Payroll-related accruals	156,326	99,771
Operating lease liabilities	33,085	30,689
Fair value of interest rate swaps	61,151	65,462
Other accrued liabilities	286,851	264,294
Accrued expenses and other current liabilities	$607,276	$584,151
Radio Conversion Costs
During 2019, the Company commenced a program to replace the 3G and Code-Division Multiple Access (“CDMA”) cellular equipment used in many of its security systems as a result of the cellular network providers notifying the Company they will be retiring their 3G and CDMA networks during 2022.

Radio conversion costs and radio conversion revenue are reflected in selling, general, and administrative expenses and monitoring and related services revenue, respectively, in the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Radio conversion costs	$61,648	$21,066	$202,075	$50,424
Radio conversion revenue	9,353	8,425	30,416	26,113
Radio conversion costs, net	$52,295	$12,641	$171,659	$24,311
The Company estimates it will incur approximately $260 million - $290 million of net costs related to this program, which include costs incurred associated with radio replacements and cellular network conversions net of any related incremental revenue, some of which may be received after the applicable sunset dates. From inception of this program through September 30, 2021, the Company incurred $249 million of net costs.
As of September 30, 2021, the Company provided services to approximately 480 thousand remaining customer sites transmitting signals via 3G or CDMA networks, which currently have sunset dates in February and December 2022. The Company expects to incur any remaining costs through 2022, with the majority of costs expected to be incurred during the fourth quarter of 2021, and expects to continue collecting incremental revenue related to the program through 2023.
During November 2020, the Company acquired Cell Bounce, a technology company with proprietary radio conversion technology in the form of a user-installable device, which was intended to facilitate the transition of customers on 3G networks in a cost efficient and timely manner. As a result of worldwide shortages for certain electronic components impacting Cell Bounce device production, the Company expects to continue to replace 3G radios primarily using traditional methods and to use Cell Bounce product to complement these methods to the extent possible. The cost and pace of the program is influenced by the ability to access customer sites due to various factors such as the COVID-19 Pandemic; the ability to convert customers during routine service visits whenever possible; cost-sharing opportunities with suppliers, carriers, and customers; and the extent to which the Company is able to implement its Cell Bounce solution. Any supply chain disruptions may impact the Company’s ability to convert customers prior to the sunset dates, and the Company may see revenue attrition for any customers not converted by such time.
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
Cash Equivalents - Included in cash and cash equivalents are investments in money market mutual funds. The Company had no investments in money market mutual funds as of September 30, 2021 and $143 million of such investments as of December 31, 2020. These investments are classified as Level 1 fair value measurements, which represent unadjusted quoted prices in active markets for identical assets or liabilities.
Long-Term Debt Instruments - The fair values of the Company’s debt instruments were determined using broker-quoted market prices, which represent quoted prices for similar assets or liabilities as well as other observable market data. The carrying amounts of debt outstanding, if any, under the Company’s revolving credit facility and receivables facility approximate fair values as interest rates on these borrowings approximate current market rates. The resulting fair values are classified as Level 2 fair value measurements.
The total carrying amount and fair value of long-term debt instruments subject to fair value disclosures were as follows:

	September 30, 2021		December 31, 2020
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt instruments, excluding finance lease obligations	$9,535,213	$9,983,945	$9,431,216	$10,127,291

Derivative Financial Instruments - Derivative financial instruments are reported at fair value as either assets or liabilities in the Condensed Consolidated Balance Sheets. These fair values are primarily calculated using discounted cash flow models utilizing observable inputs, such as quoted forward interest rates, and incorporate credit risk adjustments to reflect the risk of default by the counterparty or the Company. The resulting fair values are classified as Level 2 fair value measurements.
Retail Installment Contract Receivables, net - The fair value of the Company’s retail installment contract receivables was determined using a discounted cash flow model. The resulting fair value is classified as a Level 3 fair value measurement.
The total carrying amount and fair value of retail installment contract receivables were as follows:

	September 30, 2021		December 31, 2020
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Retail installment contract receivables, net	$280,830	$216,633	$141,591	$112,676
Guarantees
In the normal course of business, the Company is liable for contract completion and product performance. The Company’s guarantees primarily relate to standby letters of credit related to its insurance programs and totaled $76 million and $83 million as of September 30, 2021 and December 31, 2020, respectively. The Company does not believe such obligations will materially affect its financial position, results of operations, or cash flows.
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
ASU 2021-01, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, amends ASU 2020-04 and clarifies the scope and guidance of Topic 848 to allow derivatives impacted by the reference rate reform to qualify for certain optional expedients and exceptions for contract modifications and hedge accounting. The guidance is optional and is effective for a limited period of time through December 31, 2022. As of September 30, 2021, this guidance had no impact on the condensed consolidated financial statements. However, the Company will continue to evaluate this guidance.
Recently Issued Accounting Pronouncements
ASU 2021-08, Business Combinations: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, as if the acquiring entity had originated the related revenue contracts. This guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact of the guidance.
2. Revenue and Receivables
Revenue
The Company generates revenue primarily through contractual monthly recurring fees received for monitoring and related services provided to customers. The Company’s performance obligations generally include monitoring, related services (such as maintenance agreements), and the sale and installation of security systems or a material right in transactions in which the Company retains ownership of the security system (as discussed below). The transaction price is allocated to each performance obligation based on relative standalone selling price, which is determined using observable internal and external pricing, profitability, and operational metrics.

The following table presents the Company’s disaggregated revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
CSB:
Monitoring and related services	$975,810	$940,493	$2,892,291	$2,814,482
Installation and other	59,790	119,895	204,561	459,259
Total CSB	1,035,600	1,060,388	3,096,852	3,273,741
Commercial:
Monitoring and related services	122,579	105,184	352,384	318,531
Installation and other	158,823	133,352	476,887	407,791
Total Commercial	281,402	238,536	829,271	726,322
Total revenue	$1,317,002	$1,298,924	$3,926,123	$4,000,063
Revenue is recognized in the Condensed Consolidated Statements of Operations, net of sales and other taxes. Amounts collected from customers for sales and other taxes are reported as a liability net of the related amounts remitted.
Termination charges are assessed in accordance with the terms of the contract when customers terminate a contract early. Contract termination charges are recognized in revenue when collectability is probable and are reflected in monitoring and related services revenue in the Condensed Consolidated Statements of Operations.
Company-Owned - In transactions in which the Company provides monitoring and related services but retains ownership of the security system (referred to as Company-owned transactions), the Company’s performance obligations primarily include monitoring and related services, as well as a material right associated with the one-time non-refundable fees in connection with the initiation of a monitoring contract which the customer will not be required to pay again upon a renewal of the contract (referred to as deferred subscriber acquisition revenue).
The portion of the transaction price associated with monitoring and related services is recognized when the services are provided to the customer and is reflected in monitoring and related services revenue in the Condensed Consolidated Statements of Operations.
The portion of the transaction price associated with the material right is deferred upon initiation of a monitoring contract and reflected as deferred subscriber acquisition revenue in the Condensed Consolidated Balance Sheets. Deferred subscriber acquisition revenue is amortized on a pooled basis over the estimated life of the customer relationship using an accelerated method consistent with the treatment of subscriber system assets and deferred subscriber acquisition costs.
Amortization of deferred subscriber acquisition revenue is reflected in installation and other revenue in the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Amortization of deferred subscriber acquisition revenue	$45,020	$31,329	$122,908	$90,346
Customer-Owned - In transactions involving systems sold outright to the customer (referred to as outright sales), the Company’s performance obligations generally include the sale and installation of the system as well as any monitoring and related services.
The portion of the transaction price associated with the sale and installation of a system is recognized either at a point in time or over time based upon the nature of the transaction and contractual terms and is reflected in installation and other revenue in the Condensed Consolidated Statements of Operations. For revenue recognized over time, progress toward complete satisfaction of the performance obligation is primarily measured using a cost-to-cost measure of progress method. The cost input driving revenue recognition for contracts where revenue is recognized over time is based primarily on contract cost incurred to date compared to total estimated contract cost. This measure of progress method includes forecasts based on the best information available and reflects the Company’s judgment to faithfully depict the value of the services transferred to the customer. Approximately half of installation and other revenue generated by the Commercial segment is recognized over time.

The portion of the transaction price associated with monitoring and related services is recognized when services are provided to the customer and is reflected in monitoring and related services revenue in the Condensed Consolidated Statements of Operations.
Revenue and cost of revenue from products in outright sales were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Revenue from product sales	$171,030	$220,599	$551,652	$773,377
Cost of revenue from product sales	$145,397	$160,009	$452,852	$562,691
Deferred Revenue - Customer billings for services not yet rendered are deferred and recognized as revenue as services are provided. These fees are recorded as current deferred revenue in the Condensed Consolidated Balance Sheets as the Company expects to satisfy any remaining performance obligations, as well as recognize the related revenue, within the next twelve months. Accordingly, the Company has applied the practical expedient regarding deferred revenue to exclude the value of remaining performance obligations if (i) the contract has an original expected term of one year or less or (ii) the Company recognizes revenue in proportion to the amount it has the right to invoice for services performed.
Revenue Model Initiative and Equipment Ownership Model Change
In February 2020, the Company launched a new revenue model initiative for certain residential customers, which (i) revised the amount and nature of fees due at installation, (ii) introduced a 60-month monitoring contract option, and (iii) introduced a new retail installment contract option (as discussed below).
Due to the requirements of the Company’s initial third-party consumer financing program, the Company transitioned its security system ownership model from a predominately Company-owned model to a predominately customer-owned model in February 2020. In March 2020, the Company entered into an uncommitted receivables securitization financing agreement (the “Receivables Facility”), which allowed the Company to receive financing secured by its retail installment contract receivables from transactions under a customer-owned model.
In April 2020, the Company further amended the Receivables Facility to also permit financing secured by retail installment contract receivables from transactions occurring under a Company-owned model, and as a result, the Company began transitioning to a predominately Company-owned model in May 2020.
Substantially all new residential transactions since March 2021 take place under a Company-owned model.
Refer to Note 6 “Debt” for further discussion regarding the Receivables Facility.
Receivables and Contract Assets
The Company’s accounts receivable, retail installment contract receivables, and contract assets are recorded at amortized cost less an allowance for credit losses not expected to be recovered. The allowance for credit losses is recognized at inception and reassessed each reporting period.
Accounts Receivable
Accounts receivable represent unconditional rights to consideration from customers in the ordinary course of business and are generally due in one year or less.
The Company evaluates its allowance for credit losses on accounts receivable in pools based on customer type. For each customer pool, the allowance for credit losses is estimated based on the delinquency status of the underlying receivables and the related historical loss experience, as adjusted for current and expected future conditions, if applicable. The allowance for credit losses is not material for the individual pools of customers.

Changes in the allowance for credit losses on accounts receivable were as follows:

	Nine Months Ended September 30,
(in thousands)	2021	2020(1)
Beginning balance	$68,342	$42,960
Provision for credit losses	40,105	63,231
Write-offs, net of recoveries (2)	(48,337)	(41,713)
Ending balance	$60,110	$64,478
________________
(1)Beginning balance reflected is subsequent to the adoption of ASU 2016-13, Measurement of Credit Losses on Financial Instruments, and related amendments on January 1, 2020. The impact of adoption was not material.
(2)Recoveries were not material for the periods presented, as such, the Company presented write-offs, net of recoveries.
Retail Installment Contract Receivables, net
The Company’s retail installment contract option allows qualifying residential customers to pay the fees due at installation over a 24-, 36-, or 60-month interest-free period and is available for transactions occurring under both Company-owned and customer-owned models. The financing component of retail installment contract receivables is not significant.
Upon origination of a retail installment contract, the Company utilizes external credit scores to assess customer credit quality and determine eligibility. Subsequent to origination, the Company monitors the delinquency status of retail installment contract receivables as the key credit quality indicator. In addition, customers are required to enroll in the Company’s automated payment process in order to enter into a retail installment contract. As of September 30, 2021, the current and delinquent billed retail installment contract receivables were not material.
Unbilled retail installment contract receivables reflected in the Condensed Consolidated Balance Sheets were as follows:

(in thousands)	September 30, 2021	December 31, 2020
Retail installment contract receivables, gross	$282,360	$145,957
Allowance for credit losses	(1,530)	(4,366)
Retail installment contract receivables, net	$280,830	$141,591
Classification:
Accounts receivable, net	$84,665	$47,023
Other assets	196,165	94,568
Retail installment contract receivables, net	$280,830	$141,591
As of September 30, 2021 and December 31, 2020, retail installment contract receivables, net, used as collateral for borrowings under the Receivables Facility were $249 million and $109 million, respectively. The allowance for credit losses relates to retail installment contract receivables from outright sales transactions and is not material.
Contract Assets, net
Contract assets represent the Company’s right to consideration in exchange for goods or services transferred to the customer. The contract asset is reclassified to accounts receivable when the Company has an unconditional right to the consideration as additional services are performed and billed. The Company has the right to bill customers as services are provided over time, which generally occurs over the course of a 24-, 36-, or 60-month period. The financing component of contract assets is not significant.

Contract assets for residential transactions reflected in the Condensed Consolidated Balance Sheets were as follows:

(in thousands)	September 30, 2021	December 31, 2020
Contract assets, gross	$125,388	$161,563
Allowance for credit losses	(16,919)	(29,558)
Contract assets, net	$108,469	$132,005
Classification:
Prepaid expenses and other current assets	$61,818	$59,382
Other assets	46,651	72,623
Contract assets, net	$108,469	$132,005
During the nine months ended September 30, 2021 and 2020, the Company recognized approximately $24 million and $158 million of contract assets, respectively. The allowance for credit losses on contract assets is not material.
3. Leases
Company as Lessor
The Company is a lessor in certain Company-owned transactions as the Company has identified a lease component associated with the right-of-use of the security system and a non-lease component associated with the monitoring and related services.
For transactions in which (i) the timing and pattern of transfer is the same for the lease and non-lease components and (ii) the lease component would be classified as an operating lease if accounted for separately, the Company applies the practical expedient to aggregate the lease and non-lease components and accounts for the combined transaction based upon its predominant characteristic, which is the non-lease component. The Company accounts for the combined component as a single performance obligation under the applicable revenue guidance and recognizes the underlying assets within subscriber system assets, net, in the Condensed Consolidated Balance Sheets.
For transactions that do not qualify for the practical expedient as the lease component represents a sales-type lease, the Company accounts for the lease and non-lease components separately. The Company’s sales-type leases are not material.
Company as Lessee
As part of normal operations, the Company leases real estate, vehicles, and equipment from various counterparties with lease terms and maturities through 2030. For these transactions, the Company applies the practical expedient to not separate the lease and non-lease components and accounts for the combined component as a lease. Additionally, the Company’s right-of-use assets and lease liabilities include leases with initial lease terms of 12 months or less.
The Company’s right-of-use assets and lease liabilities primarily represent lease payments fixed at the commencement of a lease and variable lease payments dependent on an index or rate. Lease payments are recognized as lease cost on a straight-line basis over the lease term, which is determined as the non-cancelable period, including periods in which termination options are reasonably certain of not being exercised and periods in which renewal options are reasonably certain of being exercised. The discount rate is determined using the Company’s incremental borrowing rate coinciding with the lease term at the commencement of a lease. The incremental borrowing rate is estimated based on publicly available data for the Company’s debt instruments and other instruments with similar characteristics.
Lease payments that are neither fixed nor dependent on an index or rate and vary because of changes in usage or other factors are included in variable lease costs. Variable lease costs are recorded in the period in which the obligation is incurred and primarily relate to fuel, repair, and maintenance payments as they vary based on the usage of leased vehicles.
The Company’s leases do not contain material residual value guarantees or restrictive covenants. The Company’s subleases are not material.

Leases recognized in the Condensed Consolidated Balance Sheets were as follows (in thousands):

Presentation		Classification	September 30, 2021	December 31, 2020
Operating	Current	Prepaid expenses and other current assets	$305	$684
Operating	Non-current	Other assets	122,088	138,408
Finance	Non-current	Property and equipment, net(1)	69,507	54,414
Total right-of-use assets			$191,900	$193,506

Operating	Current	Accrued expenses and other current liabilities	$33,085	$30,689
Finance	Current	Current maturities of long-term debt	35,437	26,955
Operating	Non-current	Other liabilities	99,474	115,694
Finance	Non-current	Long-term debt	39,049	34,373
Total lease liabilities			$207,045	$207,711
_________________
(1)Finance right-of-use assets are recorded net of accumulated depreciation of approximately $82 million and $67 million as of September 30, 2021 and December 31, 2020, respectively.
The components of total lease cost reflected in the Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Operating lease cost	$11,418	$14,339	$36,470	$43,251
Finance lease cost:
Amortization of right-of-use assets	7,481	6,703	20,659	18,897
Interest on lease liabilities	707	778	2,083	2,393
Variable lease costs	20,448	10,803	53,580	34,952
Total lease cost	$40,054	$32,623	$112,792	$99,493
The following table presents cash flow and supplemental information associated with the Company’s leases:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$34,622	$42,901
Operating cash flows - finance leases	$2,083	$2,393
Financing cash flows - finance leases	$22,566	$21,253

Right-of-use assets obtained in exchange for new:
Operating lease liabilities	$14,999	$40,015
Finance lease liabilities	$36,465	$10,147
4. Acquisitions
During the nine months ended September 30, 2021, total consideration related to business acquisitions was approximately $16 million.
In January 2020, the Company acquired its largest independent dealer, Defender Holdings, Inc. (“Defenders”) (the “Defenders Acquisition”) for total consideration of approximately $290 million, which consisted of cash paid of $173 million, net of cash acquired, and the issuance of approximately 16 million shares of the Company’s Common Stock with a fair value of $114 million. During the nine months ended September 30, 2020, other acquisitions were not material.

Subsequent Event - Sunpro Solar Acquisition
In November 2021, the Company entered into a Purchase Agreement to acquire Compass Solar Group, LLC (“Sunpro Solar”) (the “Sunpro Solar Acquisition”), a leading provider of residential solar installation. Pursuant to the Purchase Agreement, the base purchase price consists of $160 million in cash and approximately 77.8 million shares of the Company’s common stock, subject to adjustment as set forth in the Purchase Agreement. Upon the consummation of this transaction, Sunpro Solar will become an indirect wholly-owned subsidiary of the Company. The consummation of this transaction is subject to customary closing conditions and regulatory approvals and is expected to occur in the fourth quarter of 2021. Additionally, Sunpro Solar is expected to operate as a standalone business, and the Company will evaluate any impact on its reporting unit and segment structure.
5. Goodwill and Other Intangible Assets
Goodwill
During the fourth quarter of 2020, the Company changed its reporting units, which included the reassignment of assets, liabilities, and financial operating results related to the Company’s commercial customers, as well as an applicable portion of goodwill based on a relative fair value approach, from the U.S. (now referred to as CSB) reporting unit into the former Red Hawk (now referred to as Commercial) reporting unit.
As discussed in Note 1 “Description of Business and Summary of Significant Accounting Policies,” effective in the first quarter of 2021, the Company’s operating and reportable segments are CSB, which is comprised of the CSB reporting unit, and Commercial, which is comprised of the Commercial reporting unit. Both of the Company’s reporting units were previously included in a single operating and reportable segment. The change in reportable segments did not further impact the Company’s reporting units.
Changes in the carrying amount of goodwill by reportable segment were as follows:

	Nine Months Ended September 30, 2021
(in thousands)	CSB	Commercial	Total
Beginning balance, as previously reported	N/A	N/A	$5,236,302

Beginning balance, after change in reportable segments	$4,915,857	$320,445	$5,236,302
Acquisitions	—	6,763	6,763
Other	(25)	1,902	1,877
Ending balance	$4,915,832	$329,110	$5,244,942
_________________
N/A—Not applicable.
The Company had no accumulated goodwill impairment losses as of September 30, 2021 and December 31, 2020.
There were no material measurement period adjustments to purchase price allocations during the nine months ended September 30, 2021.

Other Intangible Assets
Other intangible assets reflected in the Condensed Consolidated Balance Sheets consisted of the following:

	September 30, 2021			December 31, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Contracts and related customer relationships	$8,550,352	$(5,469,404)	$3,080,948	$8,306,746	$(4,932,590)	$3,374,156
Dealer relationships	1,518,020	(439,326)	1,078,694	1,518,020	(379,475)	1,138,545
Other	226,358	(198,253)	28,105	247,536	(186,547)	60,989
Total definite-lived intangible assets	10,294,730	(6,106,983)	4,187,747	10,072,302	(5,498,612)	4,573,690

Indefinite-lived intangible assets:
Trade name	1,333,000	—	1,333,000	1,333,000	—	1,333,000
Intangible assets	$11,627,730	$(6,106,983)	$5,520,747	$11,405,302	$(5,498,612)	$5,906,690
Changes in the net carrying amount of contracts and related customer relationships were as follows:

(in thousands)	Nine Months Ended September 30, 2021
Beginning balance	$3,374,156
Acquisition of customer relationships	5,333
Customer contract additions, net of dealer charge-backs(1)	527,306
Amortization	(825,847)
Ending balance	$3,080,948
________________
(1) The weighted-average amortization period for customer contract additions was 14 years.
During the nine months ended September 30, 2021, the Company paid $512 million related to customer contract additions under the ADT Authorized Dealer Program and from other third parties, which is included in dealer generated customer accounts and bulk account purchases on the Condensed Consolidated Statements of Cash Flows.
In addition, contracts and related customer relationships includes the purchase of customer accounts from a third party in February 2021 for a total contractual purchase price of $91 million, subject to reduction based on customer retention. The Company paid cash at closing of $73 million.
Definite-lived intangible asset amortization expense reflected in the Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Definite-lived intangible asset amortization expense	$301,828	$305,824	$901,363	$918,187
Intangible Asset Impairments
During the first quarter of 2021, the Company recognized $18 million in impairment losses on its other definite-lived intangible assets primarily due to lower than expected benefits from the Cell Bounce developed technology intangible asset, which is included in the CSB segment, as a result of the worldwide shortages for certain electronic components. The fair value was determined using an income-based approach, and the loss is reflected in merger, restructuring, integration, and other in the Condensed Consolidated Statements of Operations.

6. Debt
As of September 30, 2021 and December 31, 2020, the Company’s debt was comprised of the following (in thousands, except as otherwise indicated):

Description	Issued	Maturity	Interest Rate	Interest Payable	September 30, 2021	December 31, 2020
First Lien Term Loan due 2026	9/23/2019	9/23/2026	Adj. LIBOR +2.75%	Quarterly	$2,765,006	$2,778,900
Second Lien Notes due 2028	1/28/2020	1/15/2028	6.250%	1/15 and 7/15	1,300,000	1,300,000
First Lien Notes due 2024	4/4/2019	4/15/2024	5.250%	2/15 and 8/15	750,000	750,000
First Lien Notes due 2026	4/4/2019	4/15/2026	5.750%	3/15 and 9/15	1,350,000	1,350,000
First Lien Notes due 2027	8/20/2020	8/31/2027	3.375%	6/15 and 12/15	1,000,000	1,000,000
First Lien Notes due 2029	7/29/2021	8/1/2029	4.125%	2/1 and 8/1	1,000,000	—
ADT Notes due 2022	7/5/2012	7/15/2022	3.500%	1/15 and 7/15	—	1,000,000
ADT Notes due 2023	1/14/2013	6/15/2023	4.125%	6/15 and 12/15	700,000	700,000
ADT Notes due 2032	5/2/2016	7/15/2032	4.875%	1/15 and 7/15	728,016	728,016
ADT Notes due 2042	7/5/2012	7/15/2042	4.875%	1/15 and 7/15	21,896	21,896
Receivables Facility	3/5/2020	8/20/2026	LIBOR +0.85%	Monthly	165,482	75,775
Plus: Finance lease obligations (1)					74,486	61,328
Less: Unamortized debt discount, net					(17,499)	(19,993)
Less: Unamortized deferred financing costs					(67,225)	(64,638)
Less: Unamortized purchase accounting fair value adjustment and other					(160,463)	(188,740)
Total debt					9,609,699	9,492,544
Less: Current maturities of long-term debt					(101,358)	(44,764)
Long-term debt					$9,508,341	$9,447,780
_________________
(1) Refer to Note 3 “Leases” for additional information regarding the Company’s finance leases.
Significant changes in the Company’s debt during the nine months ended September 30, 2021 were as follows:
First Lien Credit Agreement
The Company’s first lien credit agreement, dated as of July 1, 2015 (together with subsequent amendments and restatements, the “First Lien Credit Agreement”), contains a first lien term loan facility (the “First Lien Term Loan due 2026”) and a first lien revolving credit facility (the “First Lien Revolving Credit Facility”).
In January 2021, the Company amended and restated its First Lien Credit Agreement to refinance the First Lien Term Loan due 2026, which reduced the applicable margin for Adjusted London Interbank Offered Rate (“LIBOR”) loans from 3.25% to 2.75% and reduced the LIBOR floor from 1.00% to 0.75%. The Company is required to make quarterly payments equal to 0.25% of the aggregate outstanding principal amount of the First Lien Term Loan due 2026. The Company may make voluntary prepayments at any time prior to maturity at par, subject to a 1.00% prepayment premium in the event of certain specified events at any time during the six months after the closing date of the amendment.
In July 2021, the Company further amended and restated the First Lien Credit Agreement with respect to the First Lien Revolving Credit Facility, which extended its maturity date to June 23, 2026, subject to certain conditions, and obtained an additional $175 million of commitments. After giving effect to this amendment and restatement, aggregate commitments under the First Lien Revolving Credit Facility were $575 million.
As of September 30, 2021, the Company had an available borrowing capacity of $575 million under its First Lien Revolving Credit Facility and no borrowings outstanding.
First Lien Notes due 2029
In July 2021, the Company issued $1.0 billion aggregate principal amount of 4.125% first-priority senior secured notes due 2029 (the “First Lien Notes due 2029”). The related deferred financing costs were not material.
The First Lien Notes due 2029 will mature on August 1, 2029, with semi-annual interest payment dates of February 1 and August 1 of each year, beginning February 1, 2022, and may be redeemed at the Company’s option as follows:

•Prior to August 1, 2028, in whole at any time or in part from time to time, at a redemption price equal to the greater of (i) 100% of the principal amount of the First Lien Notes due 2029 to be redeemed and (ii) the sum of the present values of the aggregate principal amount of the First Lien Notes due 2029 to be redeemed and the remaining scheduled interest payments due on any date after the redemption date, to and including August 1, 2028, discounted at an adjusted treasury rate plus 50 basis points, plus, in either case accrued and unpaid interest as of, but excluding, the redemption date.
•On or after August 1, 2028, in whole at any time or in part from time to time, at a redemption price equal to 100% of the principal amount of the First Lien Notes due 2029 to be redeemed and accrued and unpaid interest as of, but excluding, the redemption date.
The Company’s obligations relating to the First Lien Notes due 2029 are guaranteed, jointly and severally, on a senior secured first-priority basis, by substantially all of the Company’s subsidiaries and are secured by first-priority security interests in substantially all of the assets of the Company’s domestic subsidiaries, subject to certain permitted liens and exceptions. In addition, upon the occurrence of specified change of control events, the Company may be required to purchase the First Lien Notes due 2029 at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the purchase date. The indenture also provides for customary events of default.
ADT Notes due 2022 Redemption
In August 2021, the Company used the proceeds from the First Lien Notes due 2029, along with cash on hand, to (i) redeem all of the $1.0 billion outstanding aggregate principal amount of the Company’s 3.50% notes due 2022 (the “ADT Notes due 2022”) for approximately $1.0 billion, including the related call premium of $28 million, plus accrued and unpaid interest, and (ii) pay related fees and expenses (the “ADT Notes due 2022 Redemption”).
Loss on Extinguishment of Debt
During the nine months ended September 30, 2021, loss on extinguishment of debt totaled $37 million and was primarily due to the call premium and write-off of unamortized fair value adjustments in connection with the ADT Notes due 2022 Redemption.
During the nine months ended September 30, 2020, loss on extinguishment of debt totaled $115 million and included (i) $66 million related to the call premium and write-off of unamortized deferred financing costs in connection with the $1.2 billion redemption of the Company’s second-priority secured notes in February 2020 and (ii) $49 million related to the call premium and write-off of unamortized fair value adjustments in connection with the $1.0 billion redemption of the Company’s 6.25% notes due 2021 in September 2020.
Receivables Facility
The Company obtains financing by selling or contributing certain retail installment contract receivables to the Company’s wholly-owned consolidated bankruptcy-remote special purpose entity (“SPE”). The SPE grants a security interest in those retail installment contract receivables as collateral for cash borrowings under the Receivables Facility.
As of September 30, 2021, the Receivables Facility permitted up to $200 million of uncommitted financing secured by the Company’s retail installment contract receivables owned by the SPE. In March 2021, the Receivables Facility was amended to, among other things, extend the scheduled termination date for the uncommitted revolving period to March 4, 2022, and reduce the spread over LIBOR payable in respect of borrowings thereunder from 1.00% to 0.85%. In July 2021, the Receivables Facility was further amended into the form of a Receivables Financing Agreement, which continued the uncommitted secured lending arrangement contemplated among the parties and, among other things, provided for certain revisions to funding, prepayment, reporting, and other provisions in preparation for a potential future syndication of the advances made under the Receivables Facility.
The SPE borrower under the Receivables Facility is a separate legal entity with its own creditors who will be entitled, prior to and upon the liquidation of the SPE, to be satisfied out of the SPE’s assets prior to any assets of the SPE becoming available to the Company (other than the SPE). Accordingly, the assets of the SPE are not available to pay creditors of the Company (other than the SPE), although collections from the transferred retail installment contract receivables in excess of amounts required to repay amounts then due and payable to the SPE’s creditors may be released to the Company and subsequently used by the Company (including to pay other creditors). The SPE’s creditors under the Receivables Facility have legal recourse to the transferred retail installment contract receivables owned by the SPE, and to the Company for certain performance and operational obligations relating to the Receivables Facility, but do not have any recourse to the Company (other than the SPE) for the payment of principal and interest on the advances under the Receivables Facility.

The Company services the transferred retail installment contract receivables and is responsible for ensuring the related collections are remitted to a segregated bank account in the name of the SPE. On a monthly basis, the segregated account is utilized to make required principal, interest, and other payments due under the Receivables Facility. The segregated account is considered restricted cash and is reflected in prepaid expenses and other current assets in the Company’s Condensed Consolidated Balance Sheets.
As of September 30, 2021 and December 31, 2020, the Company had outstanding borrowings under the Receivables Facility of $165 million and $76 million, respectively, and an uncommitted available borrowing capacity of $35 million as of September 30, 2021.
During the nine months ended September 30, 2021, the Company received proceeds of $118 million under the Receivables Facility and repaid $28 million, which are reflected as cash flows from financing activities in the Condensed Consolidated Statements of Cash Flows.
The Receivables Facility did not have a material impact to the Condensed Consolidated Statements of Operations during the three or nine months ended September 30, 2021 and 2020.
Subsequent Event: Amendment to the Receivables Facility
In October 2021, the Company further amended the documentation governing the Receivables Facility in connection with the syndication of the advances thereunder to two additional lenders: MUFG Bank, Ltd., and Starbird Funding Corporation, a conduit lender related to BNP Paribas. As part of the amendment, the Receivables Facility’s uncommitted lending limit was increased from $200 million to $400 million, and the scheduled termination date for the Receivable Facility’s uncommitted revolving period was extended to October 2022.
Variable Interest Entity
The SPE, as described above, meets the definition of a variable interest entity (“VIE”) for which the Company is the primary beneficiary as it has the power to direct the SPE’s activities and the obligation to absorb losses or the right to receive benefits of the SPE. As such, the SPE’s assets, liabilities, and financial results of operations are consolidated in the Company’s condensed consolidated financial statements. As of September 30, 2021 and December 31, 2020, the SPE’s assets and liabilities primarily consisted of unbilled retail installment contract receivables, net, of $249 million and $109 million, respectively, and borrowings under the Receivables Facility as described above.
7. Derivative Financial Instruments
The Company's derivative financial instruments primarily consist of LIBOR-based interest rate swap contracts, which were entered into with the objective of managing exposure to variability in interest rates on the Company's debt. All interest rate swap contracts are reported in the Condensed Consolidated Balance Sheets at fair value. For interest rate swap contracts not designated as cash flow hedges, unrealized gains and losses are recognized in interest expense, net, in the Condensed Consolidated Statements of Operations. For interest rate swap contracts designated as cash flow hedges, unrealized gains and losses are recognized as a component of accumulated other comprehensive income (loss) (“AOCI”) in the Condensed Consolidated Balance Sheets and are reclassified into interest expense, net, in the same period in which the related interest on debt affects earnings.
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

The Company’s interest rate swaps as of September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

Execution	Maturity	Designation	Notional Amount
January 2019	April 2022	Not designated	$125,000
February 2019	April 2022	Not designated	300,000
October 2019	September 2026	Not designated	2,800,000
Total notional amount			$3,225,000
As a result of changes in the interest rate environment during 2020, the Company's interest rate swap contracts previously designated as cash flow hedges with an aggregate notional amount of $3.0 billion were no longer highly effective beginning in March 2020. Accordingly, the Company de-designated the cash flow hedges, and the unrealized gains and losses for the periods in which these cash flow hedges were no longer highly effective were recognized in interest expense, net. As the forecasted cash flows are probable or reasonably possible of occurring, unrealized losses previously recognized as a component of AOCI prior to de-designation will be reclassified into interest expense, net, in the same period in which the related interest on variable-rate debt affects earnings through the maturity dates of the interest rate swap contracts.
The unrealized impact of interest rate swaps recognized in interest expense, net, in the Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Unrealized gain (loss) on interest rate swaps	$23,033	$8,311	$115,090	$(89,589)
During the nine months ended September 30, 2021 and 2020, the Company paid $42 million and $25 million, respectively, related to settlements on interest rate swap contracts that included an other-than-insignificant financing element at inception.
The classification and fair value of interest rate swaps recognized in the Condensed Consolidated Balance Sheets were as follows:

(in thousands)	September 30, 2021	December 31, 2020
Accrued expenses and other current liabilities	$61,151	$65,462
Other liabilities	99,600	210,378
Fair value of interest rate swaps	$160,751	$275,840
As of September 30, 2021 and December 31, 2020, AOCI, net of tax, related to cash flow hedges was $83 million and $118 million, respectively.
8. Equity
The Company has two classes of common stock, Common Stock and Class B Common Stock, both of which entitle stockholders to one vote per share. Each share of Class B Common Stock has equal status and rights to dividends as a share of Common Stock. The holders of Class B Common Stock have one vote for each share of Class B Common Stock held on all matters on which stockholders are entitled to vote generally except for voting on the election, appointment, or removal of directors of the Company. Additionally, each share of Class B Common Stock will immediately become convertible into one share of Common Stock, at the option of the holder, subject to certain timing and restrictions.

Dividends
Dividends declared on common stock during the periods presented were as follows (in thousands, except per share data):

			Common Stock		Class B Common Stock
Declaration Date	Record Date	Payment Date	Per Share	Aggregate	Per Share	Aggregate
Nine Months Ended September 30, 2021
2/25/2021	3/18/2021	4/1/2021	$0.035	$27,220	$0.035	$1,916
5/5/2021	6/17/2021	7/1/2021	0.035	27,268	0.035	1,916
8/4/2021	9/16/2021	10/5/2021	0.035	27,270	0.035	1,916
		Total	$0.105	$81,758	$0.105	$5,748

Nine Months Ended September 30, 2020
3/5/2020	3/19/2020	4/2/2020	$0.035	$27,117	$—	$—
5/7/2020	6/18/2020	7/2/2020	0.035	26,767	—	—
8/5/2020	9/18/2020	10/2/2020	0.035	27,047	0.035	1,916
		Total	$0.105	$80,931	$0.035	$1,916
Subsequent Event - On November 9, 2021, the Company announced a dividend of $0.035 per share to holders of Common Stock and Class B Common Stock of record on December 16, 2021, which will be distributed on January 4, 2022.
Other Share Activity
In February 2019, the Company approved a dividend reinvestment plan (the “DRIP”), which allowed stockholders to designate all or a portion of the cash dividends on their shares of common stock for reinvestment in additional shares of the Company’s Common Stock. The DRIP terminated in accordance with its terms on February 27, 2021. Prior to termination, dividends settled in shares of Common Stock were not material during the periods presented.
In February 2019, the Company approved a share repurchase program (the “Share Repurchase Program”), which authorized the Company to repurchase shares of the Company’s Common Stock (up to a certain amount). The Share Repurchase Program terminated in accordance with its terms on March 23, 2021. Prior to termination, repurchases of shares of Common Stock under the Share Repurchase Program were not material during the periods presented.
Accumulated Other Comprehensive Income (Loss)
Amounts reclassified out of AOCI associated with cash flow hedges were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Reclassifications to interest expense, net	$15,581	$15,334	$46,024	$31,001
Reclassifications to income tax benefit	$(3,791)	$(3,727)	$(11,197)	$(7,535)
As of September 30, 2021, approximately $44 million of AOCI associated with cash flow hedges is estimated to be reclassified to interest expense, net, within the next twelve months.

9. Share-based Compensation
Share-based compensation expense recognized in the Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Share-based compensation expense	$16,242	$26,431	$45,848	$74,758
Restricted Stock Units
During the nine months ended September 30, 2021, the Company granted approximately 6.3 million restricted stock units (“RSUs”) under its 2018 Omnibus Incentive Plan, as amended (the “2018 Plan”). These RSUs are service-based awards, primarily with a three-year graded vesting period from the date of grant. The fair value of the RSUs is equal to the closing price per share of the Company’s Common Stock on the date of grant, which resulted in a weighted-average grant date fair value of $8.07.
The RSUs’ retirement provisions allow awards to continue to vest in accordance with the granted terms in its entirety when a participant reaches retirement eligibility, as long as 12 months of service have been provided since the grant date. RSUs are entitled to dividend equivalent units (unless otherwise stipulated in the applicable award agreement), which are granted as additional RSUs and are subject to the same vesting and forfeiture conditions as the underlying RSUs.
10. Net (Loss) Income Per Share
The Company applies the two-class method for computing and presenting net (loss) income per share for each class of common stock, which allocates current period net (loss) income to each class of common stock and participating securities based on (i) dividends declared and (ii) participation rights in the remaining undistributed (losses) earnings.
Basic net (loss) income per share is computed by dividing the net (loss) income allocated to each class of common stock by the related weighted-average number of shares outstanding during the period. Diluted net (loss) income per share gives effect to all securities representing potential common shares that were dilutive and outstanding during the period for each class of common stock.
Potential shares of Common Stock include (i) incremental shares of Common Stock calculated using the treasury stock method for share-based compensation awards, (ii) incremental shares of Common Stock issuable upon the conversion of Class B Common Stock, and (iii) incremental shares of Common Stock calculated using the treasury stock method for warrants to purchase additional shares of Common Stock issued in connection with a business combination. For purposes of the diluted net (loss) income per share of Common Stock computation, all potential shares of Common Stock that would be dilutive were excluded because their effect would be anti-dilutive. As a result, basic net (loss) income per share of Common Stock is equal to diluted net (loss) income per share of Common Stock for the periods presented.
During the three and nine months ended September 30, 2020, potential shares of Class B Common Stock included (i) incremental shares of Class B Common Stock calculated using the treasury stock method for the period in which the Securities Purchase Agreement was outstanding prior to closing and (ii) incremental shares of Class B Common Stock calculated using the treasury stock method for Google’s option to purchase additional shares of Class B Common Stock prior to closing.

The computations of basic and diluted net (loss) income per share for each class of common stock were as follows (in thousands, except per share amounts):

	Three Months Ended September 30,
	2021		2020
	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Allocation of net (loss) income - basic	$(101,850)	$(7,279)	$(113,479)	$381
Dilutive effect of potential shares of Class B Common Stock	—	—	—	(1,498)
Allocation of net (loss) income - diluted	$(101,850)	$(7,279)	$(113,479)	$(1,117)

Weighted-average shares outstanding - basic	766,814	54,745	760,913	8,331
Dilutive potential shares of Class B Common Stock	—	—	—	8,309
Weighted-average shares outstanding - diluted	766,814	54,745	760,913	16,640

Net (loss) income per share - basic	$(0.13)	$(0.13)	$(0.15)	$0.05
Net (loss) income per share - diluted	$(0.13)	$(0.13)	$(0.15)	$(0.07)

	Nine Months Ended September 30,
	2021		2020
	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Allocation of net (loss) income - basic	$(263,957)	$(18,916)	$(519,841)	$(291)
Dilutive effect of potential shares of Class B Common Stock	—	—	—	(2,185)
Allocation of net (loss) income - diluted	$(263,957)	$(18,916)	$(519,841)	$(2,476)

Weighted-average shares outstanding - basic	765,162	54,745	760,203	2,797
Dilutive potential shares of Class B Common Stock	—	—	—	2,790
Weighted-average shares outstanding - diluted	765,162	54,745	760,203	5,587

Net (loss) income per share - basic	$(0.35)	$(0.35)	$(0.68)	$(0.10)
Net (loss) income per share - diluted	$(0.35)	$(0.35)	$(0.68)	$(0.44)
11. Income Taxes
Unrecognized Tax Benefits
During the nine months ended September 30, 2021, the Company did not have a material change to its unrecognized tax benefits. The Company’s unrecognized tax benefits relate to tax years that remain subject to audit by the taxing authorities in the U.S. federal, state and local, and foreign jurisdictions. Based on the current status of its income tax audits, the Company does not believe a significant portion of its unrecognized tax benefits will be resolved in the next twelve months.
Effective Tax Rate
The Company’s income tax benefit for the three months ended September 30, 2021 was $36 million, resulting in an effective tax rate for the period of 25.1%. The effective tax rate primarily represents the federal statutory rate of 21.0% and a state statutory tax rate, net of federal benefits, of 3.1%.
Income tax benefit for the three months ended September 30, 2020 was $28 million, resulting in an effective tax rate for the period of 19.7%. The effective tax rate primarily represents the federal statutory rate of 21.0%, a state statutory tax rate, net of federal benefits, of 2.5%, and a 3.9% unfavorable impact from non-deductible charges primarily due to the Defenders Acquisition.
The Company’s income tax benefit for the nine months ended September 30, 2021 was $92 million, resulting in an effective tax rate for the period of 24.6%. The effective tax rate primarily represents the federal statutory rate of 21.0%, a state statutory tax rate, net of federal benefits, of 2.9%, and a 0.6% favorable impact of share-based compensation.

Income tax benefit for the nine months ended September 30, 2020 was $133 million, resulting in an effective tax rate for the period of 20.4%. The effective tax rate primarily represents the federal statutory tax rate of 21.0%, a state statutory tax rate, net of federal benefits, of 2.9%, a 3.0% unfavorable impact from non-deductible charges primarily due to the Defenders Acquisition, and a 1.2% unfavorable impact from an increase in valuation allowances primarily due to tax credits not expected to be utilized prior to expiration.
The effective tax rate can vary from period to period due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as changes in the overall state tax rate.
COVID-19 Pandemic
In response to the COVID-19 Pandemic, the American Rescue Plan Act of 2021 (the “2021 Rescue Act”) and the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) were signed into law in March 2021 and March 2020, respectively, and included significant corporate income tax and payroll tax provisions intended to provide economic relief to address the impact of the COVID-19 Pandemic.
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
In connection with the 2021 Rescue Act, the Company noted risks of an unfavorable impact to the Company’s future results of operations and cash flows due to revised Internal Revenue Code Section 162(m) limits on the deduction for executive compensation, effective in tax years after 2026. During 2021, various revenue raising corporate tax provisions have been proposed, including a potential increase in the corporate tax rate, the enactment of a minimum tax on book income, the imposition of additional limitations on the deduction for executive compensation, as well as a potential limitation on the carryforward period of disallowed interest expense. The Company will continue to monitor and assess the potential unfavorable impacts of such proposals.
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
12. Commitments and Contingencies
Contractual Obligations
During the nine months ended September 30, 2021, there have been no material changes to the Company’s contractual obligations as compared to December 31, 2020, except as discussed below:
The Company entered into an agreement in February 2021 with a third party to purchase customer accounts, if certain conditions are met, for up to approximately $67 million over the course of the agreement, of which approximately half have not been purchased as of September 30, 2021.
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
The Company’s accrual for ongoing claims and lawsuits not within scope of an insurance program was not material, and in most cases, the Company has not accrued for any losses as the ultimate outcome or the range of possible loss cannot be estimated. The Company’s accrual for ongoing claims and lawsuits within scope of an insurance program totaled $94 million and $89 million as of September 30, 2021 and December 31, 2020, respectively.
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
Los Angeles Alarm Permit Class Action
In June 2013, the Company was served with a class action complaint in California State Court entitled Villegas v. ADT. In this complaint, the plaintiff asserted that the Company violated certain provisions of the California Alarm Act and the Los Angeles Municipal Alarm Ordinance for its alleged failures to obtain alarm permits for its Los Angeles customers and disclose the alarm permit fee in its customer contracts. The plaintiff seeks to recover damages for putative class members who were required to pay enhanced false alarm fines as a result of the Company not obtaining a valid alarm permit at the time of alarm system installation. The case was initially dismissed by the trial court and judgment was entered in the Company’s favor in October 2014, which the plaintiff appealed. In September 2016, the California Appellate Court reversed and remanded the case back to the trial court. In November 2018, the trial court granted the plaintiff’s motion for class certification and certified four subclasses of customers who received fines from the City of Los Angeles. The case settled in January 2020. The settlement received preliminary approval from the court in February 2021 and final approval in August 2021.
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
Unauthorized Access by a Former Technician
In April 2020, after investigating a customer inquiry, the Company self-disclosed that a former technician based in Dallas, Texas had, during service visits, added his personal email address to approximately 200 of the Company’s customers’ accounts, which provided this employee with varying levels of unauthorized personal access to such customers’ in-home security systems. In response, the Company initiated an affirmative outreach effort to notify all customers affected by this activity and to address their concerns. Since the disclosure, six lawsuits have been filed against the Company, and the Company intervened in a seventh lawsuit filed against the former technician. Four of these lawsuits are putative class actions and three are individual claims. One of the individual claims was subsequently settled.
In May 2020, the Company was served with a class action complaint in a case captioned Shana Doty v. ADT LLC and filed in the U.S. District Court for the Southern District of Florida. By an amended complaint, the plaintiff asserts causes of action on behalf of herself and other Company customers similarly situated, and seeks to recover damages for breach of contract, negligence, intrusion upon seclusion, violation of the Computer Fraud and Abuse Act, negligent hiring, supervision and retention, and intentional infliction of emotional distress. The Company moved to dismiss the plaintiff’s amended complaint. In December 2020, the federal district court dismissed the causes of action for intrusion upon seclusion and violation of the Computer Fraud and Abuse Act, and further ruled that plaintiff may not seek to hold the Company vicariously liable for any intentional torts committed by the former technician. The Company’s motion was denied on plaintiff’s other claims. In October 2021, plaintiff filed a motion to stay resolution of class certification, with the intent to proceed with the claim on an individual basis and not as a class action. In November 2021, the court granted the motion in part, giving plaintiff until January 2022 to dismiss the class allegations of her amended complaint and withdraw her Motion to Certify Class. The case will proceed thereafter as an individual action.. The matter otherwise remains pending and is in discovery.

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
In April 2021, the Company accepted service of a new class action complaint filed in the U.S. District Court for the Southern District of Florida on behalf of Randy Doty, the husband of the plaintiff in Shana Doty v. ADT LLC. The claims alleged in the new complaint are substantially similar to the claims asserted in Alexa Preddy v. ADT LLC, the case which has been stayed pending arbitration. In July 2021, the federal district court dismissed the claim for intrusion upon seclusion and ruled that the plaintiff cannot proceed on theories of vicarious liability for the technician’s intentional torts. As with the Shana Doty matter, plaintiff moved to stay resolution of class certification in October 2021. By order entered in November 2021, plaintiff was given until January 2022 to dismiss the class allegations of his complaint and withdraw his Motion to Certify Class, after which the case will proceed as an individual action. The matter remains pending and is in discovery.
The Company also intervened in a putative Texas state court class action filed against the former technician in August 2020, where the plaintiff asserts a cause of action for intrusion upon seclusion and seeks injunctive relief. The Company may also be subject to future legal claims.
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
Adjusted EBITDA is defined as net income or loss adjusted for (i) interest; (ii) taxes; (iii) depreciation and amortization, including depreciation of subscriber system assets and other fixed assets and amortization of dealer and other intangible assets; (iv) amortization of deferred costs and deferred revenue associated with subscriber acquisitions; (v) share-based compensation expense; (vi) merger, restructuring, integration, and other; (vii) losses on extinguishment of debt; (viii) radio conversion costs, net; and (ix) other income/gain or expense/loss items such as impairment charges, financing and consent fees, or acquisition-related adjustments.
The CODM does not review the Company's assets by segment; therefore, such information is not presented.
The following table presents total revenue by segment and a reconciliation to consolidated total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
CSB	$1,035,600	$1,060,388	$3,096,852	$3,273,741
Commercial	281,402	238,536	829,271	726,322
Total Revenue	$1,317,002	$1,298,924	$3,926,123	$4,000,063

The following table presents Adjusted EBITDA by segment and a reconciliation to consolidated net loss before taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Adjusted EBITDA by segment:
CSB	$528,680	$548,965	$1,558,055	$1,636,726
Commercial	25,630	14,844	80,251	29,682
Total	$554,310	$563,809	$1,638,306	$1,666,408

Reconciliation to consolidated net loss before taxes:
Total segment Adjusted EBITDA	$554,310	$563,809	$1,638,306	$1,666,408
Less:
Interest expense, net	133,275	156,759	347,524	569,391
Depreciation and intangible asset amortization	480,010	473,346	1,424,090	1,440,239
Amortization of deferred subscriber acquisition costs	32,534	24,810	91,364	70,226
Amortization of deferred subscriber acquisition revenue	(45,020)	(31,329)	(122,908)	(90,346)
Share-based compensation expense	16,242	26,431	45,848	74,758
Merger, restructuring, integration, and other	(6,723)	(6,117)	18,588	114,715
Loss on extinguishment of debt	36,957	48,916	37,113	114,759
Radio conversion costs, net(1)	52,295	12,641	171,659	24,311
Other	365	(851)	(19)	1,981
Net loss before taxes	$(145,625)	$(140,797)	$(374,953)	$(653,626)
___________________
(1)Refer to Note 1 “Description of Business and Summary of Significant Accounting Policies” for further details.
14. Related Party Transactions
The Company’s related party transactions primarily relate to management, consulting, and transaction advisory services provided by Apollo, as well as monitoring and related services provided to or products and services received from other entities controlled by Apollo. There were no significant related party transactions for the three or nine months ended September 30, 2021 and 2020.

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
OVERVIEW
ADT Inc., together with its wholly-owned subsidiaries (collectively, the “Company,” “we,” “our,” “us,” and “ADT”), is a leading provider of security, automation, and smart home solutions serving consumers and businesses in the U.S. We offer many ways to help protect and connect customers by providing 24/7 professional monitoring services as well as delivering lifestyle-driven solutions through professionally installed, do-it-yourself (“DIY”), mobile, and digital-based offerings for residential, small business, and larger commercial customers. We are one of the largest full-service security and home automation companies with a national footprint, and we deliver an integrated customer experience by maintaining the industry’s largest sales, installation, and service field force, as well as a 24/7 professional monitoring network. As of September 30, 2021, we served approximately 6.6 million recurring customers, excluding contracts monitored but not owned.
Our security and automation offerings are designed to detect intrusion; control access; sense movement, smoke, fire, carbon monoxide, flooding, temperature, and other environmental conditions and hazards; and address personal emergencies, such as injuries, medical emergencies, or incapacitation. Upon the occurrence of certain initiating events, monitored security systems send event-specific signals to our monitoring centers. According to the customer’s service contract and preferences, our monitoring center personnel respond to alarms by relaying appropriate information to first responders, such as local police, fire departments, or medical emergency response centers; the customer; or others on the customer’s emergency contact list. We continue to innovate and invest in our alarm verification technologies, as well as partner with industry associations and various first responder agencies to help prioritize response events and enhance response policies.
The vast majority of new customers enroll in interactive and smart home solutions, which allow customers to remotely monitor and manage their environments, arm and disarm their security systems, adjust lighting or thermostat levels, monitor and react to defined events, or view real-time video, all through a customized web portal from web-enabled devices (such as smart phones). Customers can also create and automate custom schedules for managing connected devices such as lights, thermostats, appliances, garage doors, and cameras, as well as program their systems to perform additional functions including recording and viewing live video and sending text messages or other alerts based on certain triggering events or conditions. We are also extending the concept of security from the physical home or business to personal, on-the-go security and safety solutions by integrating our technology with various third-party connected and wearable devices. Additionally, we utilize our security monitoring infrastructure to help customers sustain independent living and encourage better self-care activities with our personal emergency response system products and services.
In November 2020, we announced the ongoing development of our ADT-owned next generation professional security and automation technology platform, which is currently being developed in coordination with Google LLC (“Google”). We expect this platform will offer a seamless experience across security, life safety, automation, and analytics through a common application. Additionally, we expect the platform will integrate the user experience, customer service experience, and back-end support.
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
FACTORS AFFECTING OPERATING RESULTS
Our subscriber-based offerings require significant upfront investment to generate new customers, which in turn provide predictable recurring revenue generated from our monitoring and other services. In order to optimize returns on customer acquisitions and cash flow generation, we focus on the following key drivers: disciplined, high-quality customer additions; efficient customer acquisition; best-in-class customer service; customer retention; and costs incurred to provide ongoing services to customers.
Our ability to add new customers depends on the overall demand for our products and services, which is driven by a number of external factors. The overall economic condition in the geographies in which we operate can impact our ability to attract new customers and grow our business in all customer channels. Growth in our residential customer base can be influenced by the overall state of the housing market, while growth in our commercial customer base can be influenced by the rate at which new businesses are formed or existing businesses grow. The demand for our products and services is also impacted by the perceived threat of crime, as well as the price and quality of our offerings compared to our competitors.
A portion of our customer base can be expected to cancel its service every year. Customers may choose not to renew or may terminate their contracts for a variety of reasons, including relocation, cost, loss to competition, or service issues. Attrition has a direct impact on our financial results, including revenue, operating income, and cash flows.
Monthly fees generated from any individual customer vary based on the level of service provided and customer tenure. We offer a wide range of services at various price points from basic burglar alarm monitoring to our full suite of interactive services, as well as our fire detection and suppression systems and other Commercial offerings. Our ability to increase monthly fees at the individual customer level depends on a number of factors, including our ability to effectively introduce and market additional features and services. We believe this increases the value of our offerings and drives customers to purchase higher levels of service, as well as supports our ability to make periodic adjustments to pricing. In addition, we may experience an increase in costs associated with offering a wider variety of products and services, as well as an increase in costs associated with providing more interactive services.
We are subject to risk associated with certain supply chain disruptions. While we have only experienced minimal impact in our Commercial operations and in the development of new products due to supply chain disruptions, we continue to monitor and react to events impacting the global supply chain as we could experience a material impact to our sales and revenue, operating results, cash flows, and ability to commercialize new products in the future.
COVID-19 Pandemic
During March 2020, the World Health Organization declared the outbreak of a novel coronavirus as a pandemic (the “COVID-19 Pandemic”). While responses have varied by individuals, businesses, and state and local municipalities, the COVID-19 Pandemic has had certain notable adverse impacts on general economic conditions, including the temporary and permanent closures of many businesses, increased governmental regulations, supply chain disruptions, and changes in consumer spending due to significant unemployment and other effects attributable to the COVID-19 Pandemic. To protect our employees and serve our customers, we have implemented and are continuously evolving certain measures, such as (i) detailed protocols for infectious disease safety for employees, (ii) employee daily wellness checks, and (iii) certain work from home actions, including for the majority of our call center professionals.
While the COVID-19 Pandemic has impacted our commercial businesses to a greater extent than our residential businesses, we believe our overall recurring revenue and highly variable subscriber acquisition cost model provides a solid financial foundation for strong cash flow generation. We anticipate maintaining sufficient liquidity and capital resources to continue (i) providing essential services, (ii) satisfying our debt requirements, and (iii) having the ability to return capital to our stockholders in the form of a regular quarterly dividend during this challenging macroeconomic environment.
We have not sought or requested government assistance as a result of the COVID-19 Pandemic, but we did experience a favorable cash flow impact and other benefits associated with certain income tax and payroll tax provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). While we have incurred additional costs associated with providing personal protective equipment for our employees and implementing certain work from home actions, we also instituted various cost control measures. In addition, we believe uncertainties around the economic environment and COVID-19 Pandemic have increased consumer and business awareness of the need for security.
Prior to 2020, new customer additions and our disconnect rates on residential customers have typically been higher during the second and third calendar quarters of each year relative to the first and fourth quarters due to several factors, such as the timing of household moves. We believe the COVID-19 Pandemic affected these seasonal trends beginning in 2020. We also believe the lower volume of customer relocations we experienced during 2020 and our use of temporary pricing and retention initiatives for existing customers helped counterbalance any increase in gross customer revenue attrition as a result of changes in consumer or business spending caused by the COVID-19 Pandemic. We are currently unable to determine whether there will be any ongoing impact on our seasonality, and we may continue to experience fluctuations in certain trends, such as relocations, in the future.
We considered the on-going and pervasive economic impact of the COVID-19 Pandemic in our assessment of our financial position, results of operations, cash flows, and certain accounting estimates as of and for the three and nine months ended September 30, 2021. However, the evolving and uncertain nature of the COVID-19 Pandemic, as well as the evolving nature of the regulatory environment which may require vaccine mandates or other actions that could impact our employee base or impose additional costs on our business, could materially impact our estimates and financial results in future reporting periods.
Radio Conversion Costs
During 2019, we commenced a program to replace the 3G and Code-Division Multiple Access (“CDMA”) cellular equipment used in many of our security systems as a result of the cellular network providers notifying us they will be retiring their 3G and CDMA networks during 2022. We estimate that we will incur approximately $260 million - $290 million of net costs related to this program. From inception of this program through September 30, 2021, we incurred $249 million of net costs, of which $172 million was incurred during 2021.
As of September 30, 2021, we provided services to approximately 480 thousand remaining customer sites transmitting signals via 3G or CDMA networks, which have sunset dates in February and December 2022. Given these current network retirement dates, we expect to incur any remaining costs through 2022, with the majority of costs expected to be incurred during the fourth quarter of 2021. We also expect to continue to collect incremental revenue related to the program through 2023, some of which may be received after the applicable sunset dates.
During November 2020, we acquired Cell Bounce, a technology company with proprietary radio conversion technology in the form of a user-installable device, which was intended to facilitate the transition of customers on 3G networks in a cost efficient and timely manner. As a result of worldwide shortages for certain electronic components impacting Cell Bounce device production, we expect to continue to replace 3G radios primarily using traditional methods and to use Cell Bounce product to complement these methods to the extent possible. The cost and pace of the program is influenced by our ability to access customer sites due to various factors such as the COVID-19 Pandemic; our ability to convert customers during routine service visits whenever possible; cost-sharing opportunities with suppliers, carriers, and customers; and the extent to which we are able to implement our Cell Bounce solution. Any supply chain disruptions may impact our ability to convert customers prior to the sunset dates, and we may see revenue attrition for any customers not converted by such time.
Google Commercial Agreement
Google has agreed to supply us with certain Google devices, as well as certain Google video and analytics services, for sale to our customers pursuant to a Master Supply, Distribution, and Marketing Agreement (the “Google Commercial Agreement”), which also sets forth certain termination rights of the parties, certain exclusivity obligations of the Company in favor of Google, and certain other rights and obligations of the parties, all as described in our public filings with the SEC.
The Google Commercial Agreement further specifies each party shall contribute $150 million towards the joint marketing of devices and services; customer acquisition; training of our employees on the sales, installation, customer service, and maintenance of the product and service offerings; and technology updates for products included in such offerings. Each party is required to contribute such funds in three equal tranches, subject to the attainment of certain milestones.
SIGNIFICANT EVENTS
The comparability of our results of operations has been impacted by the following events:
Revenue Model Initiative and Equipment Ownership Model Change
In February 2020, we launched a new revenue model initiative for certain residential customers, which (i) revised the amount and nature of fees due at installation, (ii) introduced a 60-month monitoring contract option, and (iii) introduced a new retail installment contract option allowing qualifying residential customers to pay the fees due at installation over a 24-, 36-, or 60-month interest-free period. Due to the requirements of our initial third-party consumer financing program, we also transitioned our security system ownership model from a predominately Company-owned model to a predominately customer-owned model.
In March 2020, we entered into an uncommitted receivables securitization financing agreement (the “Receivables Facility”), which allowed us to receive financing secured by retail installment contract receivables from transactions under a customer-owned model. In April 2020, we amended the Receivables Facility to also permit financing secured by retail installment contract receivables from transactions occurring under a Company-owned model. As a result, we began transitioning our security system ownership model to a predominately Company-owned model in May 2020. In addition, our residential transactions included a temporary increase in transactions sold under a customer-owned model as a result of, and subsequent to, the acquisition of Defender Holdings, Inc. (“Defenders”) (the “Defenders Acquisition”) in January 2020. Substantially all new residential transactions since March 2021 take place under a Company-owned model.
We expect these changes to continue to impact our results of operations and cash flow presentation during 2021 compared to 2020 due to different accounting policies applicable to a Company-owned model versus a customer-owned model. We cannot be certain our revenue model initiative, as described above, or the transition to a predominately Company-owned model, will achieve the desired outcomes. Accordingly, these actions could have a material adverse effect on our business, financial condition, results of operations, cash flows, and key performance indicators.
Sunpro Solar Acquisition
In November 2021, we entered into a Purchase Agreement to acquire Compass Solar Group, LLC (“Sunpro Solar”) (the “Sunpro Solar Acquisition”), a leading provider of residential solar installation. Pursuant to the Purchase Agreement, the base purchase price consists of $160 million in cash and approximately 77.8 million shares of our common stock, subject to adjustment as set forth in the Purchase Agreement. Upon the consummation of this transaction, Sunpro Solar will become our indirect wholly-owned subsidiary. The consummation of this transaction is subject to customary closing conditions and regulatory approvals and is expected to occur in the fourth quarter of 2021.

KEY PERFORMANCE INDICATORS
In evaluating our results, we utilize key performance indicators, which include the non-GAAP measure Adjusted EBITDA, as well as certain other operating metrics such as recurring monthly revenue and gross customer revenue attrition. Computations of our key performance indicators may not be comparable to other similarly titled measures reported by other companies. Certain operating metrics are approximated, as there may be variations to reported results in each period due to certain adjustments we might make in connection with the integration over several periods of acquired companies that calculated these metrics differently, or otherwise, including periodic reassessments and refinements in the ordinary course of business. These refinements, for example, may include changes due to systems conversions or historical methodology differences in legacy systems.
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
We believe the presentation of gross customer revenue attrition is useful as it has a direct impact on our financial results, including revenue, operating income, and cash flows.
Adjusted EBITDA
We believe the non-GAAP measure Adjusted EBITDA is useful to investors to measure the operational strength and performance of our business. Our definition of Adjusted EBITDA, a reconciliation of Adjusted EBITDA to net loss (the most comparable GAAP measure), and additional information, including a description of the limitations relating to the use of Adjusted EBITDA, are provided under “—Non-GAAP Measures.”

RESULTS OF OPERATIONS
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
The following table presents our condensed consolidated results of operations and key performance indicators:

(in thousands, except as otherwise indicated)	Three Months Ended September 30,
Results of Operations:	2021	2020	$ Change
Monitoring and related services	$1,098,389	$1,045,677	$52,712
Installation and other	218,613	253,247	(34,634)
Total revenue	1,317,002	1,298,924	18,078
Cost of revenue (exclusive of depreciation and amortization shown separately below)	371,985	357,895	14,090
Selling, general, and administrative expenses	448,634	410,914	37,720
Depreciation and intangible asset amortization	480,010	473,346	6,664
Merger, restructuring, integration, and other	(6,723)	(6,117)	(606)
Operating income	23,096	62,886	(39,790)
Interest expense, net	(133,275)	(156,759)	23,484
Loss on extinguishment of debt	(36,957)	(48,916)	11,959
Other income	1,511	1,992	(481)
Loss before income taxes	(145,625)	(140,797)	(4,828)
Income tax benefit	36,496	27,699	8,797
Net loss	$(109,129)	$(113,098)	$3,969

Key Performance Indicators: (1)
RMR	$356,341	$341,367	$14,974
Gross customer revenue attrition (percent)	13.4%	12.9%	N/A
Adjusted EBITDA (2)	$554,310	$563,809	$(9,499)
_______________________
(1)Refer to the “—Key Performance Indicators” section for the definitions of these key performance indicators.
(2)Adjusted EBITDA is a non-GAAP measure. Refer to the “—Non-GAAP Measures” section for the definition of this term and reconciliation to the most comparable GAAP measure.
N/A—Not applicable.
Monitoring and Related Services Revenue (“M&S Revenue”)
M&S Revenue in total and by segment were as follows:

	Three Months Ended September 30,
(in thousands)	2021	2020	$ Change
CSB	$975,810	$940,493	$35,317
Commercial	122,579	105,184	17,395
Total M&S Revenue	$1,098,389	$1,045,677	$52,712
The increase in total M&S Revenue was primarily attributable to higher recurring revenue in our CSB segment, which was driven by (i) improvements in average pricing as new and existing customers selected higher priced interactive and other services and (ii) an increase in the number of customers over the period primarily due to a higher volume of dealer-generated and bulk account purchases. The increase in Commercial was driven by higher recurring revenue primarily due to an increase in the number of customers over the period, including the acquisition of businesses and customer accounts and improvements in customer retention.
Refer to the discussion below under “—M&S Revenue” for the nine months ended September 30, 2021 compared to 2020 for changes in RMR and gross customer revenue attrition.

Installation and Other Revenue
Installation and other revenue in total and by segment were as follows:

	Three Months Ended September 30,
(in thousands)	2021	2020	$ Change
CSB	$59,790	$119,895	$(60,105)
Commercial	158,823	133,352	25,471
Total installation and other revenue	$218,613	$253,247	$(34,634)
Total installation and other revenue decreased primarily due to CSB, which was driven by a lower volume of outright sales transactions partially offset by additional amortization of deferred subscriber acquisition revenue as a result of our transition to a predominately Company-owned model. The increase in Commercial was driven by an increase in installation revenue in the current period as compared to the prior period which was impacted by the COVID-19 Pandemic, as well as from acquisitions.
Cost of Revenue
Cost of revenue in total and by segment were as follows:

	Three Months Ended September 30,
(in thousands)	2021	2020	$ Change
CSB	$172,483	$190,827	$(18,344)
Commercial	199,502	167,068	32,434
Total cost of revenue	$371,985	$357,895	$14,090
The increase in total cost of revenue was driven by an increase in Commercial, which was primarily due to higher installation costs, as well as field service and call center costs, in the current period as compared to the prior period which was impacted by the COVID-19 Pandemic, as well as from acquisitions. The decrease in CSB was primarily driven by a decrease in installation costs due to a lower volume of outright sales transactions as a result of our transition to a predominately Company-owned model.
Selling, General, and Administrative Expenses
The increase in selling, general, and administrative expenses was driven by a $41 million increase in radio conversion costs primarily related to an increase in the number and cost of conversions.
Depreciation and Intangible Asset Amortization
The increase in depreciation and intangible asset amortization was primarily driven by increases in amortization of customer contracts acquired under the ADT Authorized Dealer Program and from other third parties and depreciation of subscriber system assets, partially offset by a decrease in amortization of customer relationships.
Merger, Restructuring, Integration, and Other
Merger, restructuring, integration, and other was primarily comprised of gains related to the remeasurement of liability-classified contingent consideration during the three months ended September 30, 2021, and fair value adjustments associated with strategic equity investments during the three months ended September 30, 2020.
Interest Expense, net
The decrease in interest expense, net, was primarily driven by a $15 million increase in unrealized gains on interest rate swap contracts not designated as cash flow hedges primarily due to an increase in the London Interbank Offered Rate (“LIBOR”). The remainder of the decrease was primarily due to our first lien term loan refinancing in January 2021.

Loss on Extinguishment of Debt
During the three months ended September 30, 2021, loss on extinguishment of debt totaled $37 million and was primarily due to the call premium and write-off of unamortized fair value adjustments in connection with the $1.0 billion redemption of the 3.50% notes due 2022 (“ADT Notes due 2022”) in August 2021 (“ADT Notes due 2022 Redemption”).
During the three months ended September 30, 2020, loss on extinguishment of debt totaled $49 million and was primarily due to the call premium and write-off of unamortized fair value adjustments in connection with the $1.0 billion redemption of our 6.25% notes due 2021 in September 2020.
Income Tax Benefit
Income tax benefit for the three months ended September 30, 2021 was $36 million, resulting in an effective tax rate for the period of 25.1%. The effective tax rate primarily represents the federal statutory rate of 21.0% and a state statutory tax rate, net of federal benefits, of 3.1%.
Income tax benefit for the three months ended September 30, 2020 was $28 million, resulting in an effective tax rate for the period of 19.7%. The effective tax rate primarily represents the federal statutory rate of 21.0%, a state statutory tax rate, net of federal benefits, of 2.5%, and a 3.9% unfavorable impact from non-deductible charges primarily due to the Defenders. Acquisition.
The effective tax rate can vary from period to period due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as changes in the overall state tax rate.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
The following table presents our condensed consolidated results of operations and key performance indicators:

(in thousands, except as otherwise indicated)	Nine Months Ended September 30,
Results of Operations:	2021	2020	$ Change
Monitoring and related services	$3,244,675	$3,133,013	$111,662
Installation and other	681,448	867,050	(185,602)
Total revenue	3,926,123	4,000,063	(73,940)
Cost of revenue (exclusive of depreciation and amortization shown separately below)	1,134,736	1,142,228	(7,492)
Selling, general, and administrative expenses	1,343,872	1,278,929	64,943
Depreciation and intangible asset amortization	1,424,090	1,440,239	(16,149)
Merger, restructuring, integration, and other	18,588	114,715	(96,127)
Operating income	4,837	23,952	(19,115)
Interest expense, net	(347,524)	(569,391)	221,867
Loss on extinguishment of debt	(37,113)	(114,759)	77,646
Other income	4,847	6,572	(1,725)
Loss before income taxes	(374,953)	(653,626)	278,673
Income tax benefit	92,080	133,494	(41,414)
Net loss	$(282,873)	$(520,132)	$237,259

Key Performance Indicators: (1)
RMR	$356,341	$341,367	$14,974
Gross customer revenue attrition (percent)	13.4%	12.9%	N/A
Adjusted EBITDA (2)	$1,638,306	$1,666,408	$(28,102)
_______________________
(1)Refer to the “—Key Performance Indicators” section for the definitions of these key performance indicators.
(2)Adjusted EBITDA is a non-GAAP measure. Refer to the “—Non-GAAP Measures” section for the definition of this term and a reconciliation to the most comparable GAAP measure.
N/A—Not applicable.

Monitoring and Related Services Revenue
M&S Revenue in total and by segment are as follows:

	Nine Months Ended September 30,
(in thousands)	2021	2020	$ Change
CSB	$2,892,291	$2,814,482	$77,809
Commercial	352,384	318,531	33,853
Total M&S Revenue	$3,244,675	$3,133,013	$111,662
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
Total RMR was $356 million and $341 million as of September 30, 2021 and 2020, respectively. The increase in RMR was primarily due to improvements in average pricing and net customer additions.
Gross customer revenue attrition was 13.4% and 12.9% as of September 30, 2021 and 2020, respectively. The increase in gross customer revenue attrition was primarily attributable to an increase in relocations during 2021 as compared to the prior year when the COVID-19 Pandemic temporarily caused fewer relocations, and a lower volume of dealer charge-backs primarily related to the Defenders Acquisition in 2020, partially offset by fewer non-payment disconnects and the benefit of customer retention initiatives.
Installation and Other Revenue
Installation and other revenue in total and by segment were as follows:

	Nine Months Ended September 30,
(in thousands)	2021	2020	$ Change
CSB	$204,561	$459,259	$(254,698)
Commercial	476,887	407,791	69,096
Total installation and other revenue	$681,448	$867,050	$(185,602)
Total installation and other revenue decreased primarily due to CSB, which was driven by a lower volume of outright sales transactions partially offset by additional amortization of deferred subscriber acquisition revenue as a result of our transition to a predominately Company-owned model. The increase in Commercial was driven by an increase in installation revenue in the current period as compared to the prior period which was impacted by the COVID-19 Pandemic, as well as from acquisitions.
Cost of Revenue
Cost of revenue in total and by segment were as follows:

	Nine Months Ended September 30,
(in thousands)	2021	2020	$ Change
CSB	$553,620	$631,129	$(77,509)
Commercial	581,116	511,099	70,017
Total cost of revenue	$1,134,736	$1,142,228	$(7,492)
The decrease in cost of revenue in CSB was primarily driven by a decrease in installation costs due to a lower volume of outright sales transactions as a result of our transition to a predominately Company-owned model, partially offset by higher field service and call center costs as compared to the prior period which was impacted by the COVID-19 Pandemic. The increase in Commercial was driven by an increase in installation costs, as well as field service and call center costs, in the current period as compared to the prior period which was impacted by the COVID-19 Pandemic, as well as from acquisitions.

Selling, General, and Administrative Expenses
The increase in selling, general, and administrative expenses was driven by:
•an increase in radio conversion costs of $152 million primarily related to an increase in the number and cost of conversions, partially offset by
•decreases in the provision for credit losses of $42 million and $20 million in our CSB and Commercial segments, respectively, primarily due to the impact of the COVID-19 Pandemic in the prior year, as well as a lower volume of outright sales transactions in CSB as a result of our transition to a predominately Company-owned model, and
•a decrease in commissions, partially offset by an increase in amortization of deferred subscriber acquisition costs, as a result of our transition to a predominately Company-owned model.
The remainder of the change was attributable to higher general and administrative expenses primarily due to investments in our information technology infrastructure, higher selling costs, and lower share-based compensation expense.
Depreciation and Intangible Asset Amortization
The decrease in depreciation and intangible asset amortization was primarily driven by a decrease in amortization of customer relationships, partially offset by increases in amortization of (i) customer contracts acquired under the ADT Authorized Dealer Program and from other third parties and (ii) other intangible assets.
Merger, Restructuring, Integration, and Other
During the nine months ended September 30, 2021, merger, restructuring, integration, and other primarily included an $18 million impairment charge in our CSB segment due to lower than expected benefits from the Cell Bounce developed technology intangible asset as a result of recent worldwide shortages for certain electronic components.
During the nine months ended September 30, 2020, merger, restructuring, integration, and other primarily related to losses of $81 million associated with the settlement of a pre-existing relationship in connection with the Defenders Acquisition.
Interest Expense, net
The decrease in interest expense, net, was primarily driven by an unrealized gain of $115 million on interest rate swap contracts not designated as cash flow hedges during the nine months ended September 30, 2021, as compared to an unrealized loss of $90 million during the prior year, primarily due to an increase in LIBOR.
Loss on Extinguishment of Debt
In addition to the amounts discussed above for the three months ended September 30, 2021 as compared to 2020, the nine months ended September 30, 2020 also included $66 million related to the call premium and write-off of unamortized deferred financing costs in connection with the $1.2 billion redemption of the Company’s second-priority secured notes in February 2020.
Income Tax Benefit
Income tax benefit for the nine months ended September 30, 2021 was $92 million, resulting in an effective tax rate for the period of 24.6%. The effective tax rate primarily represents the federal statutory rate of 21.0%, a state statutory tax rate, net of federal benefits, of 2.9%, and a 0.6% favorable impact of share-based compensation.
Income tax benefit for the nine months ended September 30, 2020 was $133 million, resulting in an effective tax rate for the period of 20.4%. The effective tax rate primarily represents the federal statutory tax rate of 21.0%, a state statutory tax rate, net of federal benefits, of 2.9%, a 3.0% unfavorable impact from non-deductible charges primarily due to the Defenders Acquisition, and a 1.2% unfavorable impact from an increase in valuation allowances primarily due to tax credits not expected to be utilized prior to expiration.
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
Adjusted EBITDA
We believe the presentation of Adjusted EBITDA is useful as it provides investors additional information about our operating profitability adjusted for certain non-cash items, non-routine items that we do not expect to continue at the same level in the future, as well as other items that are not core to our operations. Further, we believe Adjusted EBITDA provides a meaningful measure of operating profitability because we use it for evaluating our business performance, making budgeting decisions, and comparing our performance against other peer companies using similar measures.
We define Adjusted EBITDA as net income or loss adjusted for (i) interest; (ii) taxes; (iii) depreciation and amortization, including depreciation of subscriber system assets and other fixed assets and amortization of dealer and other intangible assets; (iv) amortization of deferred costs and deferred revenue associated with subscriber acquisitions; (v) share-based compensation expense; (vi) merger, restructuring, integration, and other; (vii) losses on extinguishment of debt; (viii) radio conversion costs, net; and (ix) other income/gain or expense/loss items such as impairment charges, financing and consent fees, or acquisition-related adjustments.
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
The table below reconciles Adjusted EBITDA to net loss:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2021	2020	$ Change	2021	2020	$ Change
Net loss	$(109,129)	$(113,098)	$3,969	$(282,873)	$(520,132)	$237,259
Interest expense, net	133,275	156,759	(23,484)	347,524	569,391	(221,867)
Income tax benefit	(36,496)	(27,699)	(8,797)	(92,080)	(133,494)	41,414
Depreciation and intangible asset amortization	480,010	473,346	6,664	1,424,090	1,440,239	(16,149)
Amortization of deferred subscriber acquisition costs	32,534	24,810	7,724	91,364	70,226	21,138
Amortization of deferred subscriber acquisition revenue	(45,020)	(31,329)	(13,691)	(122,908)	(90,346)	(32,562)
Share-based compensation expense	16,242	26,431	(10,189)	45,848	74,758	(28,910)
Merger, restructuring, integration, and other	(6,723)	(6,117)	(606)	18,588	114,715	(96,127)
Loss on extinguishment of debt	36,957	48,916	(11,959)	37,113	114,759	(77,646)
Radio conversion costs, net(1)	52,295	12,641	39,654	171,659	24,311	147,348
Other	365	(851)	1,216	(19)	1,981	(2,000)
Adjusted EBITDA	$554,310	$563,809	$(9,499)	$1,638,306	$1,666,408	$(28,102)
___________________
(1)Refer to Note 1 “Description of Business and Summary of Significant Accounting Policies” for further details.

Adjusted EBITDA in total and by segment were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2021	2020	$ Change	2021	2020	$ Change
CSB	$528,680	$548,965	$(20,285)	$1,558,055	$1,636,726	$(78,671)
Commercial	25,630	14,844	10,786	80,251	29,682	50,569
Adjusted EBITDA	$554,310	$563,809	$(9,499)	$1,638,306	$1,666,408	$(28,102)
The explanations below exclude amounts outside of our definition of Adjusted EBITDA, as applicable.
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
The decrease in total Adjusted EBITDA was primarily attributable to CSB, which was driven by (i) a decrease in installation revenue, net of the associated installation costs and commissions, from a lower volume of outright sales transactions and (ii) an increase in selling and general and administrative expenses, partially offset by an increase in M&S Revenue.
The increase in Commercial was primarily driven by (i) an increase in M&S Revenue, (ii) an increase in installation revenue, net of the associated installation costs and commissions, and (iii) a decrease in the provision for credit losses, partially offset by an increase in field service and call center costs.
Refer to the discussions above under “—Results of Operations” for further details.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
The decrease in total Adjusted EBITDA was primarily attributable to CSB, which was driven by (i) a decrease in installation revenue, net of the associated installation costs and commissions, from a lower volume of outright sales transactions, (ii) an increase in field service and call center costs, and (iii) an increase in selling and general and administrative expenses, partially offset by an increase in M&S Revenue and a decrease in the provision for credit losses.
The increase in Commercial was primarily driven by (i) an increase in M&S Revenue, (ii) an increase in installation revenue, net of the associated installation costs and commissions, and (iii) a decrease in the provision for credit losses, partially offset by an increase in field service and call center costs.
Refer to the discussions above under “—Results of Operations” for further details.
LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2021, liquidity and capital resources primarily consisted of the following:

(in thousands)
Cash and cash equivalents	$61,207
Availability under First Lien Revolving Credit Facility	$575,000
Uncommitted available borrowing capacity under Receivables Facility	$34,518
Carrying amount of total debt outstanding	$9,609,699
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
We are a highly leveraged company with significant debt service requirements. We may, from time to time, seek to repay, redeem, repurchase, or refinance our indebtedness, or seek to retire or purchase our outstanding securities through cash purchases in the open market or through privately negotiated transactions or through a 10b5-1 repurchase plan or otherwise, and any such transactions may involve material amounts. We believe our cash position, borrowing capacity available under our revolving credit facility and Receivables Facility, and cash provided by operating activities are, and will continue to be, adequate to meet our operational and business needs in the next twelve months as well as our long-term liquidity needs.

Long-Term Debt
Significant changes in our debt during the nine months ended September 30, 2021 were as follows:
First Lien Credit Agreement
In January 2021, we amended and restated the first lien credit agreement dated as of July 1, 2015 (together with subsequent amendments and restatements, the “First Lien Credit Agreement”) to refinance the term loan facility (the “First Lien Term Loan due 2026”), which reduced the applicable margin for Adjusted LIBOR loans from 3.25% to 2.75% and reduced the LIBOR floor from 1.00% to 0.75%. Additionally, the amendment requires us to make quarterly payments equal to 0.25% of the aggregate outstanding principal amount of the First Lien Term Loan due 2026, or approximately $7 million per quarter. We may make voluntary prepayments on the First Lien Term Loan due 2026 at any time prior to maturity at par, subject to a 1.00% prepayment premium in the event of certain specified events at any time during the six months after the closing date of the amendment.
In July 2021, we further amended and restated the First Lien Credit Agreement with respect to the revolving credit facility (the “First Lien Revolving Credit Facility”), which extended its maturity date to June 23, 2026, subject to certain conditions, and obtained an additional $175 million of commitments. After giving effect to the Amendment and Restatement dated as of July 2, 2021, aggregate commitments under the First Lien Revolving Credit Facility were $575 million.
As of September 30, 2021, we had no borrowings outstanding under our First Lien Revolving Credit Facility.
First Lien Notes due 2029
In July 2021, we issued $1.0 billion aggregate principal amount of 4.125% first-priority senior secured notes due 2029 (the “First Lien Notes due 2029”). The First Lien Notes due 2029 will mature on August 1, 2029 with semi-annual interest payment dates of February 1 and August 1 of each year, beginning February 1, 2022. The related deferred financing costs were not material.
Refer to Note 6 “Debt” for further discussion regarding the First Lien Notes due 2029.
ADT Notes due 2022 Redemption
In August 2021, we used the proceeds from the First Lien Notes due 2029, along with cash on hand, to (i) redeem all of the $1.0 billion outstanding aggregate principal amount of the ADT Notes due 2022 for approximately $1.0 billion, including the related call premium of $28 million, plus accrued and unpaid interest, and (ii) pay related fees and expenses.
Receivables Facility
In March 2021, the Receivables Facility was amended to, among other things, extend the scheduled termination date for the uncommitted revolving period to March 4, 2022, and reduce the spread over LIBOR payable in respect of borrowings thereunder from 1.00% to 0.85%. In July 2021, the Receivables Facility was amended into the form of a Receivables Financing Agreement that is currently in place, which continued the uncommitted secured lending arrangement contemplated among the parties and, among other things, provided for certain revisions relating to funding, prepayment, reporting, and other provisions in preparation for a potential future syndication of the advances made under the Receivables Facility.
As of September 30, 2021, we had an outstanding balance of $165 million and an uncommitted available borrowing capacity of $35 million under the Receivables Facility. During the nine months ended September 30, 2021, we received proceeds of $118 million under the Receivables Facility and repaid $28 million.
In October 2021, we further amended the documentation governing the Receivables Facility in connection with the syndication of the advances thereunder to two additional lenders: MUFG Bank, Ltd., and Starbird Funding Corporation, a conduit lender related to BNP Paribas. As part of the amendment, the Receivables Facility’s uncommitted lending limit was increased from $200 million to $400 million, and the scheduled termination date for the Receivables Facility’s uncommitted revolving period was extended to October 2022.
Debt Covenants
As of September 30, 2021, we were in compliance with all financial covenant and other maintenance tests for all our debt obligations, and we do not believe there is a material risk of future noncompliance with our financial covenant and other maintenance tests as a result of the COVID-19 Pandemic, or otherwise.

Dividends
Dividends declared on common stock during the periods presented were as follows (in thousands, except per share data):

			Common Stock		Class B Common Stock
Declaration Date	Record Date	Payment Date	Per Share	Aggregate	Per Share	Aggregate
Nine Months Ended September 30, 2021
2/25/2021	3/18/2021	4/1/2021	$0.035	$27,220	$0.035	$1,916
5/5/2021	6/17/2021	7/1/2021	0.035	27,268	0.035	1,916
8/4/2021	9/16/2021	10/5/2021	0.035	27,270	0.035	1,916
		Total	$0.105	$81,758	$0.105	$5,748

Nine Months Ended September 30, 2020
3/5/2020	3/19/2020	4/2/2020	$0.035	$27,117	$—	$—
5/7/2020	6/18/2020	7/2/2020	0.035	26,767	—	—
8/5/2020	9/18/2020	10/2/2020	0.035	27,047	0.035	1,916
		Total	$0.105	$80,931	$0.035	$1,916
On November 9, 2021, we announced a dividend of $0.035 per share to holders of Common Stock and Class B Common Stock of record on December 16, 2021, which will be distributed on January 4, 2022.
Other Share Activity
In February 2019, we approved a dividend reinvestment plan (the “DRIP”), which allowed stockholders to designate all or a portion of the cash dividends on their shares of common stock for reinvestment in additional shares of our Common Stock. The DRIP terminated in accordance with its terms on February 27, 2021. Prior to termination, dividends settled in shares of Common Stock were not material during the periods presented.
In February 2019, we approved a share repurchase program (the “Share Repurchase Program”), which authorized us to repurchase shares of our Common Stock (up to a certain amount). The Share Repurchase Program terminated in accordance with its terms on March 23, 2021. Prior to termination, repurchases of shares of Common Stock under the Share Repurchase Program were not material during the periods presented.
Cash Flow Analysis
The following table presents a summary of our cash flow activity:

	Nine Months Ended September 30,
(in thousands)	2021	2020	$ Change
Net cash provided by operating activities	$1,155,353	$993,269	$162,084
Net cash used in investing activities	$(1,170,649)	$(800,275)	$(370,374)
Net cash (used in) provided by financing activities	$(124,081)	$249,156	$(373,237)
Cash Flows from Operating Activities
The increase in cash flows from operating activities was primarily due to:
•a lower volume of residential outright sales transactions as compared to Company-owned transactions resulting from the transition in 2020 to a predominately Company-owned model;
•a decrease in outflows of $81 million due to a payment in the first quarter of 2020 related to the settlement of a pre-existing relationship in connection with the Defenders Acquisition; and
•a decrease in cash interest of $51 million from various refinancing transactions of our long-term debt.
The increase was partially offset by an increase of $155 million in payments related to radio conversion costs, net of the related incremental revenue. The remainder of the activity related to changes in assets and liabilities due to the volume and timing of other operating cash receipts and payments with respect to when the transactions are reflected in earnings.

Refer to the discussions above under “—Results of Operations” for further details.
Cash Flows from Investing Activities
The increase in cash used in investing activities was primarily due to:
•an increase in dealer generated customer account and bulk account purchases of $247 million due to a higher volume of dealer account purchases, including accounts purchased from a third party, and the impact of an advance payment received in 2020 for dealer charge-backs in connection with the Defenders Acquisition; and
•an increase in subscriber system assets expenditures of $246 million due to a higher volume of Company-owned transactions as compared to outright sales transactions resulting from the transition in 2020 to a predominately Company-owned model; partially offset by
•a decrease in cash paid for business acquisitions, net of cash acquired of $166 million primarily due to the Defenders Acquisition in 2020.
Cash Flows from Financing Activities
The change in cash flows from financing activities was primarily due to a decrease in proceeds from the issuance of common stock attributable to the $450 million of proceeds associated with the issuance of Class B Common Stock in 2020, partially offset by:
•a decrease of $44 million in net repayments of long-term borrowings, including finance leases, primarily due to a decrease in call premiums partially offset by higher net principal payments on long-term debt and
•an increase of $48 million in net proceeds from the Receivables Facility due to one additional quarter of activity in 2021.
The remainder of the change was primarily due to increases in (i) payments related to interest rate swap contracts that included an other-than-insignificant financing element at inception, (ii) transactions related to employee share-based compensation plans, and (iii) dividends on common stock, partially offset by a decrease in payments for deferred financing costs.
COMMITMENTS AND CONTRACTUAL OBLIGATIONS
During the nine months ended September 30, 2021, there have been no material changes to commitments and contractual obligations as disclosed in our 2020 Annual Report, except as discussed below:
We entered into an agreement in February 2021 with a third party to purchase customer accounts, if certain conditions are met, up to approximately $67 million over the course of the agreement, of which approximately half have not been purchased as of September 30, 2021.
Refer to the discussion above under “—Liquidity and Capital Resources” for further details regarding significant changes to our long-term debt.
OFF-BALANCE SHEET ARRANGEMENTS
During the nine months ended September 30, 2021, there have been no material changes to our off-balance sheet arrangements as disclosed in our 2020 Annual Report.
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
We disclosed our accounting policies in our 2020 Annual Report, which are based on, among other things, estimates and judgments made by management that include inherent risks and uncertainties.
Refer to Note 1 “Description of Business and Summary of Significant Accounting Policies” to the condensed consolidated financial statements for further information about recent accounting pronouncements and adoptions.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains certain information that may constitute “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that all statements contained in this report that are not clearly historical in nature, including statements regarding anticipated financial performance; management’s plans and objectives for future operations; our proposed acquisition of Sunpro Solar and its anticipated impact on our business and financial condition; business prospects; outcome of regulatory proceedings; market conditions; our ability to successfully respond to the challenges posed by the COVID-19 Pandemic; our strategic partnership and ongoing relationship with Google; the expected timing of product commercialization with Google or any changes thereto; the successful internal development, commercialization, and timing of our next generation platform; and other matters, are forward-looking. Forward-looking statements are contained principally in the sections of this report entitled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Without limiting the generality of the preceding sentence, any time we use the words “expects,” “intends,” “will,” “anticipates,” “believes,” “confident,” “continue,” “propose,” “seeks,” “could,” “may,” “should,” “estimates,” “forecasts,” “might,” “goals,” “objectives,” “targets,” “planned,” “projects,” and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking.
Forward-looking information involves risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such statements, including without limitation, risks and uncertainties related to the parties’ ability to successfully close the Sunpro Solar acquisition, which is subject to various closing conditions; our ability to integrate the acquired business successfully and to achieve synergies and other benefits; the possibility that other anticipated benefits may not be timely realized, if at all; the acquisition potentially causing disruption to the Sunpro Solar business and to its customers; the acquisition potentially distracting our management team from our existing business; the acquisition potentially adversely impacting our financial results; other risks associated with our ability to execute on the transaction; and the risks and uncertainties disclosed or referenced in Part II Item 1A. of this report under the heading “Risk Factors.” Therefore, caution should be taken to not place undue reliance on any such forward-looking statements. Much of the information in this report that looks toward future performance of the Company is based on various factors and important assumptions about future events that may or may not actually occur. As a result, our operations and financial results in the future could differ materially and substantially from those we have discussed in the forward-looking statements included in this Quarterly Report. We assume no obligation (and specifically disclaim any such obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our operations expose us to a variety of market risks, including the effects of changes in interest rates as we have both fixed-rate and variable-rate debt. We monitor and manage these financial exposures as an integral part of our overall risk management program. Our policies allow for the use of specified financial instruments for hedging purposes only. Use of derivatives for speculation purposes is prohibited.
Interest Rate Risk
To manage interest rate exposure on our variable-rate debt, we entered into interest rate swap contracts. If current LIBOR increases above 0.75%, the increase in our debt service obligations on the majority of our variable-rate indebtedness will be neutralized as we have entered into interest rate swaps that hedge any increase in current LIBOR above 0.75%. However, if current LIBOR falls below 0.75%, even though the amount borrowed remains the same, our net income and cash flows, including cash available for servicing our indebtedness, will decrease by the impact of the difference between 0.75% and current LIBOR because certain of our variable-rate indebtedness has an interest floor of 0.75% while the corresponding interest rate swap contracts do not.
Unrealized gains and losses on interest rate swap contracts recognized in interest expense, net, in the Condensed Consolidated Statements of Operations were gains of $23 million and $8 million during the three months ended September 30, 2021 and 2020, respectively, and a $115 million gain and a $90 million loss during the nine months ended September 30, 2021 and 2020, respectively.
As of September 30, 2021, the carrying amount of our debt, excluding finance leases, was $9.5 billion with a fair value of $10.0 billion. In addition, we had interest rate swap contracts with aggregate notional amounts of $3.2 billion with a net liability fair value of $161 million.

As of September 30, 2021, a hypothetical 10% change in interest rates would change the fair value of our debt by approximately $194 million based on the implied yield from broker-quoted market prices on our debt, while a similar change in interest rates would change the fair value of our interest rate swap contracts by approximately $1 million based on a discounted cash flow analysis. Additionally, any 0.125% decrease in LIBOR below 0.75% would result in an increase of approximately $4 million in annualized interest expense on our variable-rate debt, including the impact of our interest rate swaps.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2021, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in our management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the three months ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
See Note 12 “Commitments and Contingencies” to the condensed consolidated financial statements under the heading “Legal Proceedings” included in this Quarterly Report on Form 10-Q for legal proceedings and related matters.
ITEM 1A. RISK FACTORS.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed under Part I, Item 1A “Risk Factors” of our 2020 Annual Report and in our other filings with the SEC. Some risk factors set forth in our 2020 Annual Report will also be applicable to Sunpro Solar after the closing of the proposed acquisition. The risks described herein and in our 2020 Annual Report, as well as such other filings with the SEC, are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.
Additional Risk Factor Relating to COVID-19
Mandatory COVID-19 vaccination of employees could impact our workforce and suppliers and have a material adverse effect on our business and results of operations.
Effective November 5, 2021, the U.S. Department of Labor’s Occupational Safety and Health Administration (“OSHA”) issued an emergency temporary standard (“OSHA Regulation”) requiring all employers with at least 100 employees (“Covered Employers”) to implement a COVID-19 vaccination policy that requires their employees be fully vaccinated or tested weekly. Under the OSHA Regulation, each Covered Employer must require its employees to be vaccinated or to undergo weekly COVID-19 testing and wear a face covering at work. Covered Employers, such as the Company, will be required to provide paid time off to workers to get vaccinated and allow for paid leave to recover from any side effects. The OSHA Regulation also requires Covered Employers to i) determine the vaccination status of each employee, ii) obtain acceptable proof of vaccination status from vaccinated employees and maintain records of such vaccinations, and iii) require employees to provide prompt notice when they test positive for COVID-19 diagnosis or receive a COVID-19 diagnosis. Covered Employers are required to comply with most of the requirements of the OSHA Regulation by December 6, 2021, and must comply with the testing requirement by January 4, 2022. Failure to comply with the OSHA Regulation may result in fines. Litigation challenging aspects of the OSHA Regulation has already commenced, and we anticipate that further litigation and other actions challenging aspects of the OSHA Regulation may materialize, which could further complicate the implementation of the OSHA Regulation.
The OSHA Regulation or similar mandatory vaccination or testing requirements that may become applicable to our employees may result in employee attrition, including attrition of critically skilled labor, difficulty in obtaining services, parts, components and equipment from impacted suppliers, and increased costs which could have a material adverse effect on our business, financial condition, and results of operations.
Risks Relating to Our Proposed Acquisition of Sunpro Solar
The Sunpro Solar acquisition is subject to closing conditions which may not be satisfied, and we may have difficulties integrating the operations and business of Sunpro Solar with our own and in realizing anticipated synergies.
The Sunpro Solar Acquisition is subject to closing conditions which may not be satisfied. If we are able to successfully close the acquisition, it will be the largest acquisition we have undertaken for a number of years and is in an industry with which we do not have experience. The complexities of the integration and expansion of Sunpro Solar’s operations are not yet known. It has and will continue to take a significant amount of time and attention to integrate these operations with our existing operations teams, and management’s ongoing attention to the solar business during and beyond the integration phase could detract from our existing operations. Among the challenges we face in doing so are the need to integrate a large number of new employees and integrating and aligning numerous business and work processes, including information technology and cyber security systems, all within an industry to which we are new. If we encounter other difficulties with the integration process, it could harm our reputation and have a material adverse effect on our business, financial condition, or results of operations. There also is no assurance that we will be able to recognize anticipated synergies, and, accordingly, to realize the perceived benefits of the proposed acquisition.

The solar industry is competitive and creates pressure on pricing and customer acquisition efforts.
Solar energy is a new market for us, with strong competitors that could make it difficult for us to attract customers at prices which we believe are appropriate, which could result in lower revenue and cash flow from operating activities. We do not have experience in this industry and may not be as capable as our competitors in adapting our business as market needs may demand, or in realizing opportunities within this business. There can be no assurance that we will be able to successfully compete against larger or more established competitors, and the failure to compete effectively may adversely impact our ability to meet our growth and revenue plans and may adversely impact our results of operations.
The Sunpro Solar business may not have disclosure controls and procedures, internal controls over financial reporting, or data privacy compliance programs that are as robust as those we currently have, or which may not be in conformity with ours.
We may need to further develop the SEC disclosure controls and procedures, internal controls over financial reporting, and other controls of the Sunpro Solar business. If there are deficiencies in controls, procedures, or programs, we may not be in a position to detect significant errors or comply with our obligations under applicable laws, regulations, rules, or listing standards. We will be able to avail ourselves of scope limitations with respect to certifications required under Section 404 of the Sarbanes-Oxley Act for the current year assuming the acquisition closes in the fourth quarter of 2021. However, in 2022, we will not be able to scope out the Sunpro Solar business for specific controls, and we cannot guarantee that we will have enough time to develop the necessary controls. If we do not timely develop these controls, our business and financial condition may be materially harmed.
Existing electric utility industry regulations, and changes to regulations, may present technical, regulatory, or economic barriers to the purchase and use of solar energy systems that may significantly reduce demand for our solar energy systems.
Federal, state, and local government regulations and policies concerning the electric utility industry, and internal policies and regulations promulgated by electric utilities, heavily influence the market for electricity generation products and services. These regulations and policies often relate to electricity pricing and the interconnection of customer-owned electricity generation. In the United States, governments and utilities continuously modify these regulations and policies. These regulations and policies could deter potential customers from purchasing renewable energy, including solar energy systems. This could result in a significant reduction in the potential demand for Sunpro Solar energy systems. For example, utilities commonly charge fees to larger, industrial customers for disconnecting from the electric grid or for having the capacity to use power from the electric grid for back-up purposes. These fees could increase customers’ costs and make the Sunpro Solar system less desirable, or require Sunpro Solar to effectively subsidize customers’ financing arrangements, thereby harming our business, prospects, financial condition, and results of operations. In addition, depending on the region, electricity generated by solar energy systems competes most effectively with expensive peak-hour electricity from the electric grid rather than the less expensive average price of electricity. Modifications to the utilities’ peak hour pricing policies or rate design, such as a flat rate, would require us to lower the price of solar energy systems to compete with the price of electricity from the electric grid.
In addition, any changes to government or internal utility regulations and policies that favor electric utilities could reduce Sunpro Solar’s competitiveness and cause a significant reduction in demand for our products and services. For example, certain jurisdictions have proposed assessing fees on customers purchasing energy from solar energy systems or imposing a new charge that would disproportionately impact solar energy system customers who utilize net metering, either of which would increase the cost of energy to those customers and could reduce demand for solar energy systems. Any similar government or utility policies adopted in the future could reduce demand for our products and services and adversely impact growth.
The Sunpro Solar business currently depends on the availability of rebates, tax credits, and other financial incentives. The expiration, elimination, or reduction of these rebates, credits, and incentives would adversely impact our business.
U.S. federal, state, and local government bodies provide incentives to end users, distributors, system integrators, and manufacturers of solar energy systems to promote solar electricity in the form of rebates, tax credits, and other financial incentives such as system performance payments and payments for renewable energy credits associated with renewable energy generation. Sunpro Solar relies on these governmental rebates, tax credits, and other financial incentives to lower its cost of capital, enabling it to lower the price it charges to customers. However, these incentives may expire on a particular date, end when the allocated funding is exhausted, or be reduced or terminated as solar energy adoption rates increase. These reductions or terminations often occur without warning.
Reductions in, or eliminations or expirations of, governmental incentives could adversely impact our results of operations and ability to compete by increasing the cost of capital, causing us to increase the prices, and reducing the size of our addressable market.

Sunpro Solar depends on a limited number of suppliers of solar panels and other system components to adequately meet anticipated demand for solar energy systems. Any shortage, delay, or component price change from these suppliers could result in sales and installation delays, cancellations, and/or loss of market share.
Sunpro Solar purchases solar panels and other components from a limited number of suppliers, making it susceptible to quality issues, shortages, and price changes. If it fails to develop, maintain, and expand its relationships with these or other suppliers, it may be unable to adequately meet anticipated demand for solar energy systems, or may only be able to offer systems at higher costs or after delays. If one or more of the suppliers ceases or reduces production, Sunpro Solar may be unable to quickly identify alternate suppliers or to qualify alternative products on commercially reasonable terms. There have also been periods of industry-wide shortage of key components, including solar panels, in times of rapid industry growth. The manufacturing infrastructure for some of these components has a long lead time, requires significant capital investment, and relies on the continued availability of key commodity materials, potentially resulting in an inability to meet demand for these components. Any decline in the exchange rate of the U.S. dollar compared to the functional currency of component suppliers could increase component prices. In addition, the U.S. government has imposed tariffs on solar cells manufactured in China. Any of these shortages, delays, or price changes could limit growth, cause cancellations, or adversely affect profitability, and result in loss of market share and damage to our brand.
Compliance with federal, state, and local laws and regulations, such as occupational safety and health requirements and best practices, can be costly, and noncompliance with such requirements may result in potentially significant monetary penalties, operational delays, or adverse publicity.
The installation of solar energy systems requires employees to work at heights with complicated and potentially dangerous systems. There is risk of serious injury or death if proper safety procedures are not followed. Sunpro Solar operations are subject to regulation under the U.S. Occupational Safety and Health Act, or OSHA, and equivalent state laws. Changes to OSHA requirements, or stricter interpretation or enforcement of existing laws or regulations, could result in increased costs. Failure to comply with applicable OSHA regulations or other federal, state, and local laws and regulations related to any aspect of the Sunpro Solar business, even if no work-related serious injury or death occurs, may result in civil or criminal enforcement and substantial penalties, significant capital expenditures, or suspension or limitation of operations. Any such accidents, citations, violations, injuries, or failure to comply with industry best practices may result in adverse publicity, which could damage our reputation and competitive position, and may adversely affect our business.
If we are unable to retain Sunpro Solar’s management and key talent, or a sufficient number of team members to maintain and grow the business, our business could be materially and adversely affected.
Our success will depend in part upon the continued services of certain key talent, including management and team members of Sunpro Solar, throughout our integration and expansion efforts. Our ability to retain existing and to recruit new team members could be negatively impacted by the competitive labor environment and require us to pay wages and incur other costs in excess of our planned expenditures. In addition, any impact related to the COVID-19 Pandemic, including any mandate we may impose upon team members to become vaccinated or otherwise wear protective equipment in the performance of their duties with us, could result in team member attrition and an inability to recruit new team members. The loss, incapacity, or unavailability for any reason of members of the Sunpro Solar management team or other key talent, along with higher than expected payroll and other costs associated with the hiring and retention of key talent and other team members, or the inability to hire or delay in any such hiring, could materially adversely affect our ability to manage our business and our future operational and financial results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Recent Sales of Unregistered Equity Securities
There were no sales of unregistered equity securities during the nine months ended September 30, 2021.
Use of Proceeds from Registered Equity Securities
We did not receive any proceeds from sales of registered equity securities during the nine months ended September 30, 2021.
Issuer Purchases of Equity Securities
On February 27, 2019, we approved the Share Repurchase Program, which authorized us to repurchase shares of our Common Stock (up to a certain amount). The Share Repurchase Program terminated in accordance with its terms on March 23, 2021.
There were no repurchases of any shares of our Common Stock during the three months ended September 30, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
None.
ITEM 5. OTHER INFORMATION.
None.
ITEM 6. EXHIBITS.
The exhibits listed on the accompanying Exhibit Index are filed/furnished or incorporated by reference as part of this report.
Exhibits Index
The information required by this Item is set forth on the exhibit index below.

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of ADT Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by the Registrant on September 17, 2020)
3.2	Amended and Restated Bylaws of ADT Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by the Registrant on July 23, 2020)
4.1
First-Priority Senior Secured Notes Indenture, dated as of July 29, 2021, by and among The ADT Security Corporation, Prime Security Services Borrower, LLC, the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by the Registrant on July 29, 2021)

10.1
Incremental Assumption and Amendment Agreement No. 11, dated as of July 2, 2021, by and among Prime Security Services Holdings, LLC, Prime Security Services Borrower, LLC, The ADT Security Corporation, the subsidiary loan parties party thereto, the lenders and issuing banks party thereto and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Registrant on July 6, 2021)

10.2^
Receivables Financing Agreement, among ADT LLC, ADT Finance LLC and Mizuho Bank, Ltd., dated as of July 16, 2021 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Registrant on July 19, 2021)

10.3^
First Amendment and Joinder to the Receivables Financing Agreement and the Receivables Sale and Contribution Agreement, among ADT LLC, ADT Finance LLC, Mizuho Bank, Ltd., MUFG Bank, Ltd., BNP Paribas, and Starbird Funding Corporation, dated as of October 29, 2021 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Registrant on October 29, 2021)

10.4+	ADT Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by the Registrant on July 29, 2021)
10.5+*	Form of Restricted Stock Unit Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan effective as of January 1, 2022
10.6+*	Form of Non-Qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan effective as of January 1, 2022
31.1*	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
31.2*	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
32.1**	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	XBRL Instant Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document
_________________________
^ Confidential treatment requested. Confidential portions of exhibit have been omitted.
* Filed herewith.
** Furnished herewith.
+ Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADT Inc.

Date:	November 9, 2021	By:	/s/ Jeffrey Likosar
		Name:	Jeffrey Likosar
		Title:	Chief Financial Officer and President, Corporate Development (Principal Financial Officer)