Form 10-K
period 2021-12-31
ADT Inc.
filed 2022-03-01
CIK 1703056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2021, the aggregate market value of voting and non-voting common stock (including shares of common stock and Class B common stock, assuming all outstanding shares of Class B common stock were converted into shares of common stock, and excluding unvested shares of common stock) held by non-affiliates of the registrant was approximately $1.635 billion as computed by reference to the closing price of the registrant’s common stock on the New York Stock Exchange as of such date. Class B common stock is not listed for public trading on any exchange or market system; however, each share will become immediately convertible into one share of common stock, at the option of the holder, subject to certain timing and restrictions.
As of February 22, 2022, there were 846,839,865 shares outstanding (excluding 9,476,089 unvested shares of common stock) of the registrant’s common stock, $0.01 par value per share, and 54,744,525 shares outstanding of the registrant’s Class B common stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for use in connection with its 2022 Annual Meeting of Shareholders, which is to be filed no later than 120 days after December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Annual Report”) contains certain information that may constitute “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that all statements contained in this report that are not clearly historical in nature, including statements regarding anticipated financial performance, management’s plans and objectives for future operations, business prospects, outcome of regulatory proceedings, market conditions, our ability to successfully respond to the challenges posed by the outbreak of a novel coronavirus, which the World Health Organization declared as a pandemic in March 2020 (the “COVID-19 Pandemic”), our strategic partnership and ongoing relationship with Google LLC (“Google”), the expected timing of product commercialization with Google or any changes thereto, the successful internal development, commercialization and timing of our next-generation platform, our recent acquisition of Compass Solar Group, LLC (“Sunpro Solar”) (the “Sunpro Solar Acquisition”), and other matters are forward-looking. Forward-looking statements are contained principally in the sections of this report entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Without limiting the generality of the preceding sentences, any time we use the words “expects,” “intends,” “will,” “anticipates,” “believes,” “confident,” “continue,” “propose,” “seeks,” “could,” “may,” “should,” “estimates,” “forecasts,” “might,” “goals,” “objectives,” “targets,” “planned,” “projects,” and, in each case, their negative or other various or comparable terminology, and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. For ADT, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include, without limitation:
•our ability to keep pace with rapid technological changes, including the development of our next-generation platform, and industry changes;
•our ability to effectively implement our strategic partnership with or utilize any of the amounts invested in us by Google;
•the impact of the COVID-19 pandemic on our employees, our customers, our suppliers and our ability to carry on our normal operations;
•the impact of supply chain disruptions;
•our ability to maintain and grow our existing customer base;
•our ability to sell our products and services or launch new products and services in highly competitive markets, including the home security and automation market, the commercial fire and security markets, and the solar market, and to achieve market acceptance with acceptable margins;
•our ability to successfully upgrade obsolete equipment installed at our customers’ premises in an efficient and cost-effective manner;
•changes in law, economic and financial conditions, including tax law changes, changes to privacy requirements, changes to telemarketing, email marketing and similar consumer protection laws, interest volatility, and trade tariffs and restrictions applicable to the products we sell;
•the impact of potential information technology, cybersecurity or data security breaches;
•our dependence on third-party providers, suppliers, and dealers to enable us to produce and distribute our products and services in a cost-effective manner that protects our brand;
•our ability to successfully implement an equipment ownership model that best satisfies the needs of our customers and to successfully implement and maintain our receivables securitization financing agreement or similar arrangements;
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
Risks Related to Our Products and Services
•Our growth is dependent upon our ability to keep pace with rapid technological and industry changes.
•We sell our products and services in highly competitive markets, including the home security and automation markets, the commercial fire and security markets, and the solar market.
•The retirement of older telecommunications technology and limitations on our customers’ options could materially adversely affect our business, increase customer attrition, and require significant capital expenditures.
•Our reputation as a service provider of high-quality security offerings may be materially adversely affected by product defects or shortfalls in customer service.
•If the insurance industry changes its practice of providing incentives to homeowners for the use of alarm monitoring services, we may experience a reduction in new customer growth or an increase in our customer attrition rate.
•Unauthorized use of our brand names by third parties, and the expenses incurred in developing and preserving the value of our brand names, may materially adversely affect our business.
Risks Related to Our Operations
•The COVID-19 Pandemic has had and could continue to have a significant negative impact on our employees, our customers, our suppliers, and our ability to carry on our normal operations.
•Our business model relies on a significant number of our customers remaining with us for long periods of time.
•Delays, costs, and disruptions that result from upgrading, integrating, and maintaining the security of our information and technology networks could materially adversely affect us.
•Due to the ever-changing threat landscape, our products may be subject to potential vulnerabilities of wireless and IoT devices; our services may be subject to certain risks, including hacking or other unauthorized access to control or view systems and obtain private information; and our normal operations may be disrupted.
•We depend on third-party providers and suppliers for components of our security, automation and solar systems, third-party software licenses for our products and services, and third-party providers to transmit signals to our monitoring facilities and provide other services to our customers.
•An event causing a disruption in the ability of our monitoring facilities or customer care resources, including work from home operations, to operate could materially adversely affect our business.
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
•If we are unable to recruit and retain sufficient personnel at all levels of our organization, our ability to manage our business could be materially and adversely affected.
•Adverse developments in our collective bargaining agreements or other agreements with some employees could materially and adversely affect our business, results of operations, and financial condition.
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
•We may be subject to class actions and other lawsuits which may harm our business and results of operations.
•Increasing government regulation of telemarketing, email marketing, door-to-door sales, and other marketing methods may increase our costs and restrict the operation and growth of our business.
•Our business operates in a regulated industry and any new, or changes to existing, laws or regulations, or our failure to comply with any such rules or regulations could be costly to us, harm our business and operations, and impede our ability to grow our existing business, any new businesses that we acquire, or investment opportunities that we pursue.
•Existing electric utility industry regulations, and changes to regulations, may present technical, regulatory, or economic barriers to the purchase and use of solar energy systems that may significantly reduce demand for our solar energy systems.
•Our solar sales model may rely on net metering and related policies to offer competitive pricing to customers, and changes to such policies may significantly reduce demand for our solar offerings.
•Interconnection limits or circuit-level caps imposed by regulators may significantly reduce our ability to sell solar systems and energy storage solutions in certain markets or slow interconnections, harming our growth rate and customer satisfaction scores.
•The ADT Solar business may rely on the availability of rebates, tax credits, and other financial incentives. The expiration, elimination, or reduction of these rebates, credits, and incentives could adversely impact our business.
•We could be assessed penalties for false alarms.
•In the absence of net neutrality or similar regulation, certain providers of Internet access may block our services or charge their customers more for using our services, or government regulations relating to the Internet could change.
•Given the nature of our business, we are exposed to greater risks of liability for employee acts or omissions or system failures than may be inherent in other businesses.
•Our business would be adversely affected if certain of our independent contractors were classified as employees.
•Existing or new tariffs and other trade restrictions imposed on imports from China or other countries where much of our end-user equipment is manufactured, or any counter-measures taken in response, may harm our business and results of operations.
Risks Related to Macroeconomic and Related Factors
•General economic conditions can affect our business, and we are susceptible to changes in the business economy, in the housing market, and in business and consumer discretionary income, which may inhibit our ability to grow our customer base and impact our results of operations.
•Rising interest rates or increased consumer lender fees could adversely impact our sales, profitability, and financing costs.
•We are subject to credit risk and other risks associated with our customers and dealers.
•Goodwill and other identifiable intangible assets represent a significant portion of our total assets, and we may never realize the full value of our intangible assets.
•We have significant deferred tax assets, and any impairments of or valuation allowances against these deferred tax assets in the future could materially adversely affect our results of operations, financial condition, and cash flows.
Risks Related to Our Indebtedness and to the Ownership of Our Common Stock
•Our substantial indebtedness limits our financial and operational flexibility.
•Our stock price may fluctuate significantly.
•We continue to be controlled by Apollo Global Management, Inc. (together with its subsidiaries and affiliates, “Apollo” or the “Sponsor”), and Apollo’s interests may conflict with our interests and the interests of other stockholders.
•If we fail to establish and achieve the objectives of our Environmental, Social, and Governance (“ESG”) program consistent with investor, customer, employee, or other stakeholder expectations, we may not be viewed as an attractive investment, service provider, workplace, or business, which could have a negative effect on our Company.
•Our amended and restated certificate of incorporation provides for exclusive forum provisions which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes.

PART I
ITEM 1. BUSINESS.
Company Overview
ADT Inc., together with its wholly-owned subsidiaries (collectively, the “Company”, “we”, “our”, “us”, and “ADT”), is a leading provider of security, interactive, and smart home solutions serving residential, small business, and commercial customers in the United States (“U.S.”). With the acquisition of Sunpro Solar in December 2021, we are now also a leading provider of residential solar solutions. Our mission is to empower customers to protect and connect to what matters most - their families, homes, and businesses - by delivering safe, smart, and sustainable lifestyle-driven solutions through professionally installed, do-it-yourself (“DIY”), and mobile or other digital-based offerings supported by our 24/7 professional monitoring services.
The ADT brand is one of the most recognized and trusted brands in the security industry, which we believe is a key competitive advantage and contributor to our success due to the importance customers place on reputation and trust when purchasing our products and services. The strength of our brand is based upon a long-standing record of delivering high-quality, reliable products and services; expertise in system sales, installation, and monitoring; and superior customer care, all driven by our industry-leading experience and knowledge.
We serve our customers through our nationwide sales and service offices; monitoring and support centers; and a large network of security, home-automation, and solar-installation professionals in the U.S. As of December 31, 2021, we had approximately 6.6 million recurring revenue customers.
Formation and Organization
ADT Inc. was incorporated in the State of Delaware in May 2015 as a holding company with no assets or liabilities. In July 2015, we acquired Protection One, Inc. and ASG Intermediate Holding Corp. (collectively, the “Formation Transactions”), which were instrumental in the commencement of our operations. In May 2016, we acquired The ADT Security Corporation (formerly named The ADT Corporation) (“The ADT Corporation”) (the “ADT Acquisition”), which significantly increased our market share in the security systems industry making us one of the largest monitored security companies in the U.S. and, at the time, Canada.
In January 2018, we completed an initial public offering (“IPO”), and our common stock, par value $0.01 per share, (“Common Stock”) began trading on the NYSE under the symbol “ADT.”
ADT Inc. is majority-owned by Prime Security Services TopCo (ML), L.P., which is majority-owned by Prime Security Services TopCo Parent, L.P. (“Ultimate Parent”). Ultimate Parent is majority-owned by Apollo Investment Fund VIII, L.P. and its related funds that are directly or indirectly managed by affiliates of Apollo. As of December 31, 2021, Apollo owned approximately 67.5% of our outstanding common stock, including Class B Common Stock (as defined below) on an as-converted basis, and excluding unvested common shares.
Key Business Developments and Recent Initiatives
The following represents key business developments since our IPO:
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
•In January 2020, we acquired Defender Holdings, Inc. (“Defenders”), our largest independent dealer at the time (the “Defenders Acquisition”), which represented approximately 55% of our indirect channel in 2019.
•In February 2020, we launched a new revenue model initiative for certain residential customers, which (i) revised the amount and nature of fees due at installation, (ii) introduced a 60-month monitoring contract option, and (iii) introduced a new retail installment contract option.

•In July 2020, we entered into a Master Supply, Distribution, and Marketing Agreement (the “Google Commercial Agreement”) with Google pursuant to which Google has agreed to supply us with certain Google devices as well as certain Google video and analytics services (“Google Services”), for sale to our customers.
•In September 2020, we issued and sold 54,744,525 shares of Class B common stock, par value $0.01 per share (“Class B Common Stock”), for an aggregate purchase price of $450 million to Google in a private placement pursuant to a securities purchase agreement dated July 31, 2020 (the “Securities Purchase Agreement”).
•In November 2020, we announced the ongoing development of our ADT-owned next-generation professional security and automation technology platform, which is currently being developed in coordination with Google (as discussed below).
•In July 2021, we introduced the concept of Virtual Service Support, which allows us to meet customer demands and preferences while reducing costs of truck rolls for certain service visits. Virtual Service Support delivers a scalable, cost-efficient means of servicing our customers through live video streaming with our skilled technicians to troubleshoot and resolve service issues.
•In December 2021, we acquired Sunpro Solar, which entered us into the residential solar market with the launch of ADT Solar, which will leverage ADT’s brand awareness and trust among consumers to accelerate growth. ADT Solar provides residential customers with solar and energy storage solutions, energy efficiency upgrades, and roofing services.
•In January 2022, we announced that together with Ford Motor Company (“Ford”), we will be forming a new entity, Canopy, which will combine ADT’s professional security monitoring and Ford’s AI-driven video camera technology to help customers strengthen security of new and existing vehicles across automotive brands. Ford and ADT’s investment in Canopy is subject to certain conditions, including regulatory approvals, and initial funding is expected to close in the second quarter of 2022. ADT and Ford expect to invest approximately $100 million collectively during the next three years, of which ADT will contribute 40%.
•In January 2022, we successfully launched the integrated Google doorbell, and we are jointly solidifying the timeline for subsequent product launches with a focus on optimal customer experience and quality.
Google and Next-Generation Platform Update
Our partnership with Google represents the combination of the leading security brand and the leading technology brand joining forces to introduce the next-generation smart and helpful home. As part of this partnership, each company will contribute $150 million upon the achievement of certain milestones towards the joint marketing of devices and services; customer acquisition; training of our employees for the sales, installation, customer service, and maintenance for the product and service offerings; and technology updates for products included in such offerings.
Co-branded offerings are and will continue to be available in the form of both professionally installed and DIY solutions and will include the integration of leading Google devices paired with Google video and analytics services initially through our current technology platform and the Google Home platform. We plan to transition these offerings to be supported by our ADT-owned next-generation professional security and automation technology platform, which is currently being developed in coordination with Google. Our comprehensive interactive technology platform is expected to provide customers with a seamless experience through a common application across security, life safety, automation, and analytics. Additionally, our platform is expected to integrate the user experience, customer service experience, and back-end support.
COVID-19 Pandemic Update
The COVID-19 Pandemic, including variants such as Delta and Omicron, caused certain notable adverse impacts on general economic conditions, including temporary and permanent closures of many businesses, increased governmental regulations, supply chain disruptions, and changes in consumer spending. Our employees are susceptible to COVID-19 in the ordinary course of their work. In order to continue to both protect our employees and serve our customers, we have adjusted, and are continuously evolving, certain aspects of our operations in response to the COVID-19 Pandemic, which include (i) detailed protocols for infectious disease safety for employees, (ii) employee daily wellness checks, (iii) certain work from home actions, including for the majority of our call center professionals, and (iv) investments in personal protective equipment for our employees. We continue to monitor the impact of the COVID-19 Pandemic including the health of our employees, protection of our customers, and our ability to continue to operate all aspects of our business.

Segment and Geographic Information
We evaluate and report our segment information based on the manner in which our Chief Executive Officer, who is the chief operating decision maker (the “CODM”), evaluates performance and allocates resources. Prior to 2021, we had a single operating and reportable segment. Beginning in the first quarter of 2021, we reported results in two operating and reportable segments, Consumer and Small Business (“CSB”) and Commercial. Upon consummation of the Sunpro Solar Acquisition in the fourth quarter of 2021, we began reporting results for a third operating and reportable segment related to the ADT Solar business (“Solar”). There were no further changes to our CSB and Commercial segments.
Where applicable, prior periods have been retrospectively adjusted to reflect our current operating and reportable segment structure.
We organize our segments based primarily on customer type as follows:
•CSB - The CSB segment primarily includes (i) revenue and operating costs from the sale, installation, servicing, and monitoring of integrated security, interactive, and automation systems, as well as other offerings such as mobile security and home health solutions; (ii) other operating costs associated with support functions related to these operations; and (iii) general corporate costs and other income and expense items not included in the Commercial or Solar segments. Customers in the CSB segment are comprised of residential homeowners, small business operators, and other individual consumers of security and automation systems.
Results for the Company’s Canadian operations prior to its sale in the fourth quarter of 2019 are included in the CSB segment based on the primary customer market served in Canada.
•Commercial - The Commercial segment primarily includes (i) revenue and operating costs from the sale, installation, servicing, and monitoring of integrated security, interactive, and automation systems, fire detection and suppression systems, and other related offerings; (ii) other operating costs associated with support functions related to these operations; and (iii) dedicated corporate and other costs. Customers in the Commercial segment are comprised of larger businesses with more expansive facilities (typically larger than 10,000 square feet) and multi-site operations, which often require more sophisticated integrated solutions.
•Solar - The Solar segment primarily includes (i) revenue and operating costs from the design and installation of solar systems, energy storage solutions, and other related solutions and services; (ii) other operating costs associated with support functions related to these operations; and (iii) dedicated corporate and other costs. Customers in the Solar segment are primarily comprised of residential homeowners who purchase solar systems and energy storage solutions, energy efficiency upgrades, and roofing services.
For the results of our operations outside of the U.S., which consist of our operations in Canada prior to the sale of ADT Canada, refer to Note 3 “Segment Information” in the Notes to Consolidated Financial Statements.
Products and Services
We primarily offer our portfolio of products and services under our ADT brand, which includes burglar alarm, security automation, and other smart home solutions and fire detection, suppression, and access control systems (referred to collectively as security systems, solutions, or offerings), as well as solar systems and energy storage solutions for residential customers.
Our core security offerings are designed to detect intrusion; control access; sense movement, smoke, fire, carbon monoxide, flooding, temperature, and other environmental conditions and hazards; and address personal medical emergencies such as injuries or incapacitation. In our Commercial business, we also sell, install, integrate, maintain, and inspect commercial building safety and management technologies, which include fire detection and suppression, video surveillance, and access control systems. We also offer our customers routine maintenance and the installation of upgraded or additional equipment, which provides additional value to the customer and generates incremental recurring monthly revenue. With the acquisition of Sunpro Solar, we design, install, and sell custom solar systems and energy storage solutions, energy efficiency upgrades, and roofing services.
The vast majority of new residential customers choose our automation and smart home solutions, which provide customers the ability to remotely monitor and manage their environments. Through our customized web portal via web-enabled devices (such as smart phones), customers can arm/disarm their security systems, record/view real-time video, and program their systems to react to defined events, as well as automate custom schedules for connected devices such as lights, thermostats, appliances, garage doors, and cameras. Our technology can also integrate with various third-party connected and wearable devices allowing us to serve customers whether they are at home or on-the-go. Additionally, our personal emergency response system products and services utilize our security monitoring infrastructure to provide customers with solutions helping to sustain independent living and encourage better self-care activities. Our recently acquired solar operations, now ADT Solar, combines our legacy leading smart home security with sustainable home energy management solutions through a single, trusted provider. ADT Solar offers customers solar solutions through dedicated and specialized in-house sales and marketing teams, design and engineering, and installation.
Customer Contracts
New CSB and certain Commercial customers typically require us to make an upfront investment related to installation costs (such as labor, including commissions, materials, and overhead), which are partially offset by upfront fees charged at the time of installation. The economics of an installation can vary depending on the customer acquisition channel and product, but we generally achieve revenue break-even in less than two and a half years. We periodically adjust the standard monthly monitoring rate charged to new and existing customers, while our ability to increase our average selling prices for individual customers depends on a number of factors, including the quality of our service, the introduction of additional features and services which increase the value of our offerings, and the competitive environment in which we operate.
At the time of initial equipment installation, our CSB and Commercial customers typically contract for both monitoring and maintenance services, which are generally governed by multi-year contracts. If a customer cancels or is otherwise in default under a monitoring contract prior to the end of the initial contract term, we have the right under the contract to receive a termination payment from the customer in an amount equal to a designated percentage of all remaining monthly payments.
The standard contract terms for CSB customers are two, three, or five years, with automatic renewals for successive 30-day periods, unless canceled by either party. Residential customers are typically charged an upfront fee, which qualifying customers can pay over the course of the contract, and are then obligated to make monthly payments for the remainder of the initial contract term. Monitoring services are generally billed monthly or quarterly in advance, and more than 80% of our residential customers pay us these fees through automated payment methods, with new residential customers generally opting for these payment methods.
The standard contract term for commercial customers is typically five years with automatic renewals ranging from 30-day periods to one year. In some commercial arrangements, we may install a system without an on-going contractual monitoring or maintenance service relationship.
The standard contract for solar customers varies based on specifics of the job and generally covers the time from signing of the agreement to completion of installation. Additionally, a substantial portion of sales are financed by third parties.
Monitoring Centers
Upon the occurrence of certain initiating events, our monitored security systems send event-specific signals to personnel at our monitoring centers who then relay appropriate information to first responders, such as local police, fire departments, or medical emergency response centers; the customer; or others on the customer’s emergency contact list based on the customer’s contract and preferences. We continue to focus on our alarm verification technologies and partner with industry associations and various first responder agencies to help prioritize response events, enhance response policies, and develop processes that allow us to send data to emergency response centers directly. Additionally, our SMART (System Monitoring and Response Technology) Monitoring differentiates our offerings, aims to result in faster and higher-quality responses, and is expected to reduce annual false alarms and customer care calls.
As of December 31, 2021, we operated nine monitoring centers listed by Underwriters Laboratories (“UL”) located throughout the U.S. in order to provide 24/7 year-round professional monitoring services to our customers, with three of our monitoring centers also providing outsourced monitoring services for other security companies. To obtain and maintain a UL listing, a security systems monitoring center must be located in a building meeting UL’s structural requirements, have back-up computer and power systems, and meet UL specifications for staffing and standard operating procedures. Many jurisdictions have laws requiring that security systems for certain buildings be monitored by UL-listed centers. In addition, a UL listing is required by insurers of certain customers as a condition of insurance coverage. Our monitoring centers are also fully redundant, which means all monitoring operations can be automatically transferred to another monitoring center in case of an emergency such as fire, tornado, major interruption in telephone or computer service, or any other event affecting the functionality of one of our centers. During 2020, we implemented certain work from home actions as a result of the COVID-19 Pandemic, including for a majority of our monitoring center professionals in compliance with UL work-from-home standards.
In addition to our monitoring centers, our Network Operations Center (“NOC”) houses a group of highly-experienced, certified engineers, system administrators, and network analysts capable of designing, provisioning, and maintaining security-only networks for our Commercial customers. The NOC also provides other managed services to support and enhance our customer’s security systems. Employees in our NOC hold a multitude of vendor certifications in addition to classic Cisco and

Cisco Meraki Certifications. Our NOC was one of the first security integrators to earn the Cisco Cloud and Managed Services Express Partner Certification and remains one of the few in our industry to hold this specialized certification.
Field Service and Call Centers Operations
We staff our sales and service offices across the U.S. with qualified individuals who make sales calls, install security systems, and provide service and support to our customers, and we utilize third-party subcontract labor when appropriate to assist with these efforts. Our objective is to provide a differentiated service experience by resolving customer issues remotely whenever possible and scheduling service visits at times convenient for the customer. Additionally, we implemented Virtual Service Support in July 2021, which enables our technicians to live-video stream with certain customers to satisfy customer demand for service while reducing some of the costs of in-home visits.
Our call center operations provide support 24 hours a day on a year-round basis, and all requests are routed through our customer contact centers to ensure technical service requests are handled promptly and professionally. In many cases, customer care specialists can remotely resolve non-emergency inquiries regarding service, billing, and alarm testing and support. We continue to offer customers additional choices in managing their services through customer-facing self-service tools via interactive voice response systems and the Internet.
We believe a strong selling point for multi-site customers is our ability to serve our largest multi-site customers from our National Accounts Operation Center (“NAOC”) in Irving, Texas, which allows the customer to call one location to resolve all support issues, including billing, installations, service calls, upgrades, or other service-related issues.
We provide ongoing training to call center and field employees and our authorized dealers, and we continually measure and monitor customer satisfaction-oriented metrics across each customer touch point.
Sales and Distribution Channels
We utilize a complementary mix of direct and indirect sales and distribution channels, as discussed below.
•Direct Channel
Our direct channel customers are generated by our direct response and other marketing efforts, general brand awareness, customer referrals, and lead generation partners, and are supported by our internal sales force located in our national sales call centers as well as our nationwide network of sales and service offices. In many scenarios, we close the sale of a basic system over the phone and allow our field force to augment the system at the time of installation. In other cases, field sales consultants work directly with the customer to select an ideal system. Driven by consumer preferences, we also market to customers through retail and e-commerce channels, which are expected to grow in the next few years, and we have been supplementing existing channels to meet consumers where they prefer to shop.
Our security field sales consultants undergo an in-depth screening process prior to hire. Each field sales consultant completes comprehensive centralized training prior to conducting customer sales presentations, as well as participates in ongoing training in support of new offerings and the use of our structured model sales call. We utilize a highly structured sales approach, which includes, in addition to the structured model sales call, daily monitoring of sales activity and effectiveness metrics and regular coaching by our sales management teams.
In our solar business, we obtain sales primarily through third-party and self-generated leads, as well as through a referral app for our customers.
•Indirect Channel
Our indirect channel customers are generated mainly through our network of agreements with third-party independent dealers who sell equipment and ADT Authorized Dealer-branded monitoring, interactive, and other services to residential end users (the “ADT Authorized Dealer Program”). As opportunities arise, we have in the past engaged, and we may continue to engage, in selective bulk account purchases, which typically involve the purchase of a set of customer accounts from other security service providers.
As of December 31, 2021, our network of authorized dealers consisted of approximately 200 authorized dealers operating across the U.S. Our authorized dealers are contractually obligated to offer exclusively to us all qualified monitored accounts they generate, but we are not obligated to accept these accounts. We pay our authorized dealers for the acquisition of any qualified monitored accounts (referred to as dealer generated customer accounts) we purchase from them. In certain instances in which we reject an account, we generally still indirectly provide monitoring services for that account through a monitoring services agreement with the authorized dealer. Dealer generated customer contracts typically have an initial term of three years with automatic renewals for successive 30-day periods, unless canceled by either party. If a purchased account is canceled during the charge-back period, which is generally thirteen months, the dealer is required to refund our payment of the purchase price for the canceled account.
Authorized dealers are required to adhere to the same high-quality standards for sales and installation as our own sales and service offices. We monitor each authorized dealer’s financial stability, use of sound and ethical business practices, and delivery of reliable and consistent high-quality sales and installation methods.
Marketing and Strategic Partnerships
We have been focusing on driving revenue through increased consumer awareness and preference; enhancing consumer purchasing flexibility; and refreshing, refining, modernizing, and customizing our go-to-market approach. To support the growth of our customer base, improve brand awareness, and drive greater market penetration, we consider new customer channels and lead generation methods, explore opportunities to provide branded solutions, and form strategic partnerships and alliances with various third parties.
We strive to optimize our marketing spend through a lead modeling process, whereby we dynamically allocate spend based on lead flow and measured marketing channel effectiveness. We market our offerings through national television, radio, and direct mail advertisements, as well as through Internet advertising, which includes national search engine marketing, email, online video, local search, and social media. We also have several affinity partnerships with organizations that promote our services to their customer bases. In addition, we market through social media influencers and celebrity spokespersons representing the ADT brand. Our strategic partnerships and alliances include home builders, property management firms, homeowners’ associations, insurance companies, financial institutions, retailers, public utilities, and software service providers. For example, we have existing partnerships with national leaders in home construction and ride sharing, and we believe there is a healthy pipeline of future partnership and alliance opportunities.
Our goal is to maximize customer lifetime value for both new and existing customers by (i) continuing to evaluate our pricing and product offerings; (ii) managing costs and service strategies to provide enhanced value; (iii) upgrading existing customers to our interactive services, internet protocol (“IP”) video solutions, or other upgraded solutions whenever possible; and (iv) achieving long customer tenure.
Our Markets
We serve our customers in the following three primary markets: Consumer and Small Business, Commercial, and Solar. We also seek opportunities to leverage our brand name, our core focus on security, and our high degree of trust among our customer base to pursue new customers in complementary markets such as DIY offerings, smart home technologies, and personal on-the-go security and safety. We have seen an increase in interest in smart home offerings and other mobile technology applications, which we believe is attributable to a variety of factors, including advancements in technology, younger generations of consumers, and shifts to de-urbanization. We believe our strategic initiatives will help us satisfy consumer and commercial demands in light of these macro-level dynamics and position us for sustainable growth for years to come.
Consumer and Small Business
Our consumer and small business market primarily consists of owners of single-family homes or small businesses, renters, and other DIY customers. The market is generally characterized by a large and homogeneous customer base with less complex system installations. Many of our residential and small business customers are driven to purchase monitored security and automation services as a result of moving to a new location; a perceived or actual increase in crime or life safety concerns in their neighborhood; significant events such as the birth of a child or opening of a new business; or incentives provided by insurance carriers, who may offer lower insurance premium rates if a security system is installed or may require that a system be installed as a condition of coverage.
Commercial
Our commercial market ranges from large single-site commercial facilities to multi-site national companies. The market is characterized by higher penetration rates, driven in part by fire and building codes and insurance requirements, and by a higher degree of complexity with respect to system installations. Most business customers require a basic security system for insurance purposes, and certain commercial premises are required to install and maintain fire alarm, and sometimes fire suppression, systems to meet the requirements under applicable building codes and insurance policies. Additionally, businesses may also leverage our IP video solutions for operational purposes such as employee safety, theft prevention, and inventory management.
We have been focused on increasing our market share and penetration in the commercial market. While we experienced significant growth in our commercial channel during 2019, our commercial growth was negatively impacted by the COVID-19

Pandemic during 2020 and 2021. However, we saw improvements beginning in 2021 and believe we are poised to return to commercial growth organically and through opportunistic value-add acquisitions.
Solar
Our solar market consists primarily of residential property owners. The market is highly fragmented, under-penetrated, and has a longer lag between sale/contract and installation than our residential security market. With the shift in consumer preference toward clean energy, we believe there are numerous opportunities to increase market share within the solar industry. Sales are typically financed by third party financing institutions, which reduces risk associated with collections. Additionally, we believe there is a large cross-selling and bundling opportunity with our CSB markets as consumers adopt smart home automation.
Competition
Success in acquiring new customers depends on a variety of factors, including (i) brand and reputation, (ii) market visibility, (iii) service and product capabilities, (iv) quality, (v) price, and (vi) the ability to identify and sell to prospective customers. Technology trends are also creating significant change in our industries. While providing us with many opportunities, innovation has also lowered the barriers to entry for automation, interactive, and smart home solutions, and new business models and competitors have emerged. We are focused on extending our leadership position in the traditional residential and commercial security markets while also growing our share of emerging and adjacent markets, including solar. We believe a combination of increasing customer interest in lifestyle and business productivity and technology advancements will support the increasing penetration of automation, interactive, smart home, and solar solutions.
The traditional residential and commercial security markets in the U.S. remain highly competitive and fragmented, with a low number of major companies and thousands of smaller regional and local companies, which is primarily the result of relatively low barriers to entry in local geographies and the availability of companies providing outsourced monitoring services but not maintaining the customer relationship.
We believe our principal competitors within the traditional residential security market are Vivint Smart Home, Inc., Brinks Home Security (operating brand of Monitronics International, Inc.), and Xfinity Home Security (a division of Comcast Corporation). Additionally, with our recent investments and enhancements in DIY offerings, as well as our partnership with Google, we are positioning ourselves to grow our market share in the DIY space, facing competition from SimpliSafe Home Security Systems, Apple’s HomeKit, and Amazon’s Ring Smart Security System. We believe our principal competitors within the commercial security market are Johnson Controls International plc. (“Johnson Controls”), Convergint Technologies, STANLEY Security (a division of Stanley Black & Decker, Inc.), and Securitas Electronic Security, Inc. (a division of Securitas AB).
Furthermore, ADT competes with point solutions (products with one intended application) and home automation-only systems, because in some cases customers believe that point solutions and/or smart home devices replace the need for full-scale security systems. Additionally, while we continue to see a shift toward self-installation of security and smart home devices, third-party professional installers are available in market which offer low-cost, professional installation alternatives, including Best Buy’s Geek Squad, OnTech, and Angi. Also, some self-monitored solutions are available which don’t require a monthly fee for home automation services, including Blue by ADT (self-monitoring), Samsung SmartThings, and Ring Alarm (self-monitoring). With these solutions, customers are not required to pay a monthly fee for access to home automation and/or self-monitored security, which means there are no-cost alternatives to professionally monitored (monthly fee-based) solutions. While self-monitored solutions do not replace the need for professionally monitored solutions, as more features and functionality are built into the free, self-monitored solutions, it could reduce the demand for some customers to opt for more expensive, professionally monitored options.
With our acquisition of Sunpro Solar, our principal competitors in the solar industry are Sunrun, Inc., Sunnova Energy International, Inc., SunPower Inc., Trinity Solar, Inc., Titan Solar Power, and Power Home Solar, LLC. We also face competition from companies that offer solar solutions in addition to their core business.
Our approach to competition is to emphasize the quality and reputation of our services, our superior customer service, our industry-leading brand, our monitoring centers, our commitment to consumer privacy, and our knowledge of customer needs. In addition, we continue to add new features and functionalities to further differentiate our offerings, including the potential benefits of offering security and solar solutions together, and support a pricing premium.
We believe we are well positioned to compete with traditional and new competitors due to our focus on safety, security, and pricing; our nationwide team of sales consultants; our solid reputation for and expertise in providing reliable security and monitoring services through our in-house network of redundant monitoring centers; our reliable product solutions; our highly skilled installation and service organization; and our partnership with Google.

Resources Material to Our Business
Materials and Inventory
We purchase equipment and components of our products from a limited number of suppliers and distributors and utilize dual sourcing methods (when possible) to minimize the risk of a disruption from any single supplier. We also rely on various information technology and telecommunications service providers as part of the functionality and monitoring of our systems.
Inventory is primarily held in our regional distribution centers at levels we believe are sufficient to meet current and anticipated customer needs; and we maintain inventory of certain equipment and components at our field offices and in technicians’ vehicles. Additionally, third-party distributors generally maintain a minimum stocking level of certain key items to cover supply chain disruptions.
We are subject to risk associated with certain supply chain disruptions. While we have only experienced minimal impact in our Commercial operations and in the development of new products due to supply chain disruptions in 2021, we could experience a material impact to our sales and revenue, operating results, cash flows, and ability to commercialize new products in the future.
We are continuously monitoring global supply chain disruptions, and we do not currently anticipate any major interruptions in our supply chain in the near term.
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
We own a portfolio of patents that relate to a variety of monitored security and automation technologies utilized in our business, including security panels and sensors as well as video and information management solutions. We also own a portfolio of trademarks, including ADT, ADT Pulse, Protection 1, ADT Commercial, Blue by ADT, and ADT Solar. In addition, we are a licensee of intellectual property, including from our third-party suppliers and technology partners. Patents extend for limited periods of time in the various countries where patent protection is obtained. Trademark rights may potentially extend for longer periods of time and are typically dependent upon the use of the trademarks.
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
Seasonality
Our security and home automation business has historically experienced a certain level of seasonality with respect to residential customers. Since more household moves take place during the second and third calendar quarters of each year, our disconnect rate and new customer additions are typically higher in those quarters than in the first and fourth calendar quarters. There is also a slight seasonal effect on our new customer installation volume and related cash expenses incurred in investments in new customers. However, other factors such as the level of marketing expense and relevant promotional offers can mitigate the effects of seasonality. In addition, we may see increased servicing costs related to higher alarm signals and customer service requests as a result of inclement weather-related incidents.

We believe the COVID-19 Pandemic affected some of these seasonal trends beginning in 2020 and continuing into 2021. We also believe the lower volume of customer relocations we experienced during 2020 and our use of certain pricing and retention initiatives for existing customers helped counterbalance any increase in gross customer revenue attrition as a result of changes in consumer or business spending caused by the COVID-19 Pandemic. We are currently unable to determine whether there will be any ongoing impact on our seasonality, and we may continue to experience fluctuations in certain trends, such as relocations, in the future.
In our Solar business, seasonality may be impacted by customers’ desires to obtain tax credits towards the end of the year, which could cause sales to be higher during the last calendar quarter, and may also be impacted by regional weather patterns.
Government Regulation and Other Regulatory Matters
Our operations are subject to numerous federal, state, and local laws and regulations related to occupational licensing, building codes, tax, and permitting, as well as consumer protection and privacy, labor and employment, and environmental protection. Changes in laws and regulations can positively and negatively affect our operations and impact the manner in which we conduct our business.
Licensing and Permitting - Most states in which we operate have licensing laws directed specifically toward professional installation and monitoring of security devices, as well as solar installations. Our business is also subject to requirements, codes, and standards imposed by local government jurisdictions, as well as various insurance, approval and listing, and standards organizations. We maintain the relevant and necessary licenses related to the provision of installation of security and solar systems and related services in the jurisdictions in which we operate.
Additionally, we rely extensively on telecommunications service providers, which are regulated in the U.S. by the Federal Communications Commission (“FCC”) and state public utilities commissions, to communicate signals as part of the functionality and monitoring of security and solar systems.
Our security business is subject to various state and local measures aimed at reducing false alarms. Such measures include requiring permits for individual alarm systems, revoking such permits following a specified number of false alarms, imposing fines on customers or alarm monitoring companies for false alarms, limiting the number of times police will respond to alarms at a particular location after a specified number of false alarms, requiring additional verification of an alarm signal before the police respond, or providing no response to residential system alarms.
Our Solar business is exposed to federal, state, and local government regulations and policies concerning the electric utility industry, as well as internal policies of the electric utility companies, which often is exposed to electricity pricing, tax credits and other incentives, and the interconnection of customer-owned electricity generation.
Consumer Protection and Privacy - Our advertising and sales practices are regulated by the U.S. Federal Trade Commission (“FTC”) and state and consumer protection laws, which may include restrictions on the manner in which we promote the sale of our products and services and require us to provide most consumers with three-day or longer rescission rights.
Our communications with current and potential customers are regulated by federal and state laws, which include restrictions on the use of telemarketing, auto-dialing technology, email marketing, and text communications.
Labor and Employment - Our operations are subject to regulation under the U.S. Occupational Safety and Health Act, or OSHA, and equivalent state laws. Failure to comply with applicable OSHA regulations or other federal, state, and local laws and regulations, even if no work-related serious injury or death occurs, may result in civil or criminal enforcement and substantial penalties, significant capital expenditures, or suspension or limitation of operations.
Additionally, in certain jurisdictions, we must obtain licenses or permits to comply with standards governing employee selection, training, and business conduct.
Environmental Protection - We continue to monitor emerging developments regarding environmental protection laws. At this time, we do not believe that federal, state, and local laws and regulations relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment, or any existing or pending climate change legislation, regulation, or international treaties or accords are reasonably likely to have a material effect in the foreseeable future on our business.

Human Capital and ESG
As we seek to accomplish our corporate mission and execute on our strategic initiatives, our activities both directly and indirectly impact our customer base, our employees, and the communities we serve. We place a strong emphasis on environmental, social, and governance issues, and we believe such emphasis enhances our corporate performance, while enabling us to hire and retain top talent who share these values and passion about our organization.
Human Capital Management
As of December 31, 2021, we employed approximately 25,000 people, including approximately 3,600 security system sales consultants and 2,000 solar sales consultants; 6,200 security installation and service technicians and 1,200 solar installation technicians; and 4,500 customer care professionals.
Approximately 5% of our employees are covered by collective bargaining agreements, and we believe our relations with our employees and labor unions have generally been positive.
In December 2021, we acquired Sunpro Solar and are continuing to integrate them into our human capital programs.
Performance Culture
ADT defines a Performance Culture as our shared values, priorities, and principles that shape beliefs and drive behaviors and decision-making that drives high levels of performance at an individual, team, and organizational level. We are committed to fostering a culture and environment where every team member feels valued and empowered to collaborate and achieve business results. In 2021, we made adjustments to our annual performance reviews across key talent areas to focus on performance differentiation, such as introducing individual performance components as part of certain team members’ annual incentive plans.
Talent Recruitment and Management
We are committed to attracting, retaining, and developing a strong and dedicated workforce as our success depends in large part on our hiring and retaining top talent across the entire organization, with primary emphasis on our management team and our employees who interface directly with our customers (such as sales representatives, installation and service technicians, and call center personnel), which make up the majority of our organization. We focus on having a diverse, inclusive, and safe workplace, while offering competitive compensation, benefits, and health and wellness programs. We provide training and learning opportunities, rotational assignment opportunities, and continuous feedback in order to further our employee development. In addition, our long-term equity compensation is intended to align management interests with those of our stockholders and to encourage the creation of long-term value.
In 2021, we shifted to a mix of hybrid, remote, and in-person work based on role to support talent attraction and retention. We offer ADT employees a variety of learning opportunities, tuition reimbursement, and opportunities for employee mobility by supporting internal promotions to fill open positions, all of which are designed to allow employees to be successful throughout their careers.
Inclusive Diversity and Belonging (“IDB”)
We are committed to building a culture of diversity and inclusion for our employees. We believe our employees should reflect the communities where we live and serve, and we strive to hire and retain a workforce that is truly representative of our markets. We track our workforce composition data over time to determine if we are making appropriate progress in advancing gender, racial, and ethnic representation within our employee demographics. As of December 31, 2021, approximately half of our workforce consisted of racially and ethnically diverse employees and approximately one-third consisted of female employees. ADT’s Inclusive Diversity and Belonging Council (the “AIDBC”) and Business Employee Resource Groups (“BERG”) help advance our IDB efforts.
In 2020, we took a meaningful step on our journey to create a work environment where inclusion, diversity, and belonging can thrive by establishing the AIDBC. The AIDBC represents a broad cross section of our organization, including executive and senior management, and focuses on driving IDB commitments and priorities by identifying and prioritizing action, taking accountability for achieving results, and ensuring timely updates are provided to our Chief Executive Officer. In 2021, the AIDBC established ADT’s IDB “North Star,” which states that everyone deserves to feel safe and to succeed. We strive to create a workplace that encourages the sharing of diverse ideas, celebrates differences, sees value in diversity, and provides the resources, space, and opportunity for employees to grow and succeed. Along with the establishment of the IDB North Star, each of the council members partnered with their respective business executive to establish IDB commitments and priorities for each respective business area, which focus on attracting, growing, and developing talent through participation in business initiatives and community work.
We also support and enable our employees to participate in BERGs, which offer specific opportunities for employees to partner and collaborate through learning and networking channels, volunteer projects, and mentoring. Our BERGs also participate in various business initiatives; and officers and executives from across the Company leverage their time, networks, and resources to support our various BERGs and advance IDB efforts, which have grown in 2021.
Employee Well-being and Health & Safety
We show our commitment to caring for our employees’ well-being by devoting significant resources to team members’ wellness, health, and safety. In January 2021, we launched an annual well-being program available to all team members, which includes a variety of education and coaching programs, as well as monthly and quarterly well-being sessions. Employees enrolled in our self-insured medical plan are eligible for cash incentives by completing certain well-being activities. More than 6,500 employees registered for the well-being portal, with 1,500 employees and spouses/domestic partners completing both a health assessment and a biometric screening. Additionally, enhanced safety guidelines, cleaning protocols, and social distancing practices remain in place for both in-office workers and branch and field team members during the ongoing COVID-19 Pandemic. In order to continue to both protect our employees and serve our customers in response to the COVID-19 Pandemic, we have adjusted, and are continuously evolving, certain aspects of our operations, as discussed above under the section “Key Business Developments and Recent Initiatives.”
Our Environmental, Health, and Safety (“EHS”) vision is to build a culture that promotes safe behaviors on each task, every day, to achieve zero incidents and enhance employee wellness, and to minimize our environmental impact. In order to achieve our vision, we strive to incorporate our values of people, prevention, and accountability into our business and the decisions we make each day. We believe that all occupational injuries and illnesses, as well as environmental incidents, are generally preventable, and we focus on compliance with all applicable environmental, health, and safety requirements. We have implemented an EHS management system that includes expectations for compliance, accountability, sustainability, and continuous improvement to foster a culture of safety that enables our employees to minimize risk and to understand and follow safety rules, as well as to identify, avoid, and correct unsafe actions, behaviors, or situations. For example, we continue to institute fleet safety initiatives across our fleet of vehicles, including installing and maintaining collision warning and auto braking technologies on all of our vehicles.
Environmental
We are committed to reducing our impact on the environment by promoting environmental stewardship throughout our organization. In 2021, we began providing virtual service appointments as an option to our customers, reducing our truck rolls and related greenhouse gas emissions. We also acquired Sunpro Solar and believe that we can grow our solar business in a meaningful manner to help reduce the negative impact that certain traditional or non-sustainable energy sources have on the environment. We have also implemented our ADT Environmental Absolutes framework, which represents our focus on complying with environmental requirements, addressing proper disposal of waste streams, and promoting recycling of materials. We invest significant time and resources to reduce our greenhouse gas emissions and have focused on efficiency improvements in lighting, air handling, and data operations. We continually explore methods to reduce greenhouse gases from our motor vehicle fleet, including through the purchase of newer vehicle models having greater fuel efficiency and the use of hybrid vehicles. We employ waste recycling and diversion programs and continue to evolve new initiatives such as the placement of sensors inside our trash dumpsters to monitor waste levels and reduce unnecessary trash hauls. We will continue to look for new, and to improve existing, initiatives that reduce our carbon footprint. We are also assessing the impact of climate change on our operations and supply chain as one aspect of our enterprise risk management review process and will continue to do so on an ongoing basis.
Social
Our volunteerism and philanthropic social initiatives are varied and widespread across the organization and the communities we serve. Our team members across the U.S. give back to their communities as part of ADT Always Cares, a corporate-wide citizenship program comprised of employee-directed volunteerism and philanthropy. We contributed approximately $750,000 to over 100 non-profit organizations in 2021, ranging from local soup kitchens and homeless shelters to many national organizations like Habitat for Humanity and the Ronald McDonald House. Additionally, we identified five students to receive four-year scholarships as part of our support for the United Negro College Fund, and we also provided each student ongoing mentoring from ADT leaders. ADT Always Cares also supports inclusion, diversity, and belonging initiatives by contributing to causes involving our BERGs.

Through our LifeSaver Awards program, we provide support to first responders, especially volunteer firefighters, an effort which has been a long-standing commitment of ADT as we know it is important for customers to receive a timely response to their alarm activations during an active emergency. In December 2021, ADT granted an aggregate of $50,000 to five volunteer fire departments that were unable to hold their regular fundraisers in their communities due to the impact of the COVID-19 Pandemic. Helping ensure first responder agencies are set up for success with the proper equipment, training, and other needs is paramount to meeting security service customer expectations.
Governance
We are committed to making sure every team member understands and embraces our core values of trust, collaboration, service, and innovation. That charge begins with our Code of Conduct, which outlines our commitment to our customers, our investors, our communities, and to one another. Our Code of Conduct outlines what is expected of our employees and ensures we continue to foster a culture of high integrity. Our Code of Conduct is supplemented by a variety of additional policies applicable to all team members which are designed to further foster ethical and sound business practices including, for example, policies with respect to non-retaliation, equal employment opportunity, anti-harassment, information technology security, personal data protection and privacy, conflicts of interest, intellectual property and the protection of confidential information, insider trading, anti-bribery and corruption, and the approval of transactions with related persons. In addition, our Audit Committee, which is comprised solely of independent directors, is responsible on behalf of the Board for the oversight of our enterprise risk management program. As one part of this program, on an annual basis, management reviews with the Audit Committee and the Board the Company’s Risk Appetite Statement with respect to the level of risk that the Company is willing to accept in pursuit of its goals and the risk tolerances management could assume with respect to those risks that are relevant to the Company. We adhere to the governance requirements established by federal and state law, the Securities and Exchange Commission (the “SEC”), and the NYSE, and we strive to establish appropriate risk management methods and control procedures to adequately manage, monitor, and control the major risks we may face day to day.
We also believe that strong governance is essential to achieving our commitments around ESG. To this end, we have established a working group of leaders from throughout the company who are focused on ESG. During 2021, we conducted a materiality assessment across certain of our employees, investors, customers, and suppliers to help determine what might be the important areas of focus for our ESG initiatives. We also formalized our ESG reporting under the Audit Committee of our Board of Directors.
In February 2022, we adopted the following ESG Commitment Statement: Our commitment to respect the environment, promote social responsibility, and lead with responsible governance is fundamental to who we are and guides our safe, smart, and sustainable business practices.
As we progress our ESG program during 2022, we will focus our initiatives in one or more of the following areas, which we determined to be important to our stakeholders through our materiality assessment: (i) data privacy and cyber security; (ii) inclusive diversity and belonging; (iii) employee well-being and development; (iv) customer and community health and safety; (v) environmental management; (vi) climate change risk management; (vii) responsible governance; and (viii) product safety and quality.
Available Information
Availability of SEC Reports
Our website is located at https://www.adt.com. Our investor relations website is located at https://investor.adt.com. We make available free of charge on our investor relations website under “Financials” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed pursuant to Section 16 of the Securities Exchange Act of 1934 (the “Exchange Act”), and any amendments to those reports that are filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings at http://www.sec.gov.
Use of Website to Provide Information
From time to time, we have made, and expect in the future to use, our website as a means of disclosing material information to the public in a broad, non-exclusionary manner, including for purposes of the SEC’s Regulation Fair Disclosure (Reg FD). Financial and other material information regarding the Company is routinely posted on our website and accessible at https://investor.adt.com. In order to receive notifications regarding new postings to our website, investors are encouraged to enroll on our website to receive automatic email alerts. None of the information on our website is incorporated into this Annual Report.

ITEM 1A. RISK FACTORS.
In addition to risks and uncertainties in the ordinary course of business that are common to all businesses, important factors that are specific to our industry and the Company could have a material and adverse impact on our business, financial condition, results of operations, and cash flows. You should carefully consider the risks described below and in our subsequent periodic filings with the SEC. The following risk factors should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes in this Annual Report.
Risks Related to Our Products and Services
Our growth is dependent upon our ability to keep pace with rapid technological and industry changes through a combination of partnerships with third parties, internal development, and acquisitions, in order to obtain and maintain new technologies for our products and service introductions that achieve market acceptance with acceptable margins.
Our business operates in markets that are characterized by rapidly changing technologies, evolving industry standards, potential new entrants, and changes in customer needs and expectations. Accordingly, our future success depends in part on our ability to accomplish the following: identify emerging technological trends in our target end-markets; develop, acquire, and maintain competitive products and services that capitalize on existing and emerging trends; enhance our existing products and services by adding innovative features on a timely and cost-effective basis that differentiates us from our competitors; incorporate popular third-party interactive products and services into our product and service offerings; sufficiently capture and protect intellectual property rights in new inventions and other innovations; and develop or acquire and bring products and services, including enhancements, to market quickly and cost-effectively. Our ability to develop, alone or with third parties, or to acquire new products and services that are technologically innovative requires the investment of significant resources and can affect our competitive position. These acquisition and development efforts divert resources from other potential investments in our businesses, and they may not lead to the development of new commercially successful technologies, products, or services on a timely basis.
For example, in July 2020, we entered into a commercial agreement with Google for the supply of certain Google devices as well as certain Google video and analytics services. We have agreed, with certain exceptions, to exclusively provide Google end-user video and sensing analytics services and smart-home, security and safety devices to our customers, although Google can sell the same or similar devices to our competitors who may more successfully commercialize products or services that are competitive to ours, thereby materially harming our business. If Google fails to perform or to provide products that continually meet the demands of our customers, or if we fail to sell the products that Google provides, or if we fail to develop products and services with Google that our customers find desirable, all in a timely manner, or if Google were to begin offering security products or services competitive to our own, our business, financial condition, results of operations, and cash flows will be materially, adversely impacted. In addition, subject to customary termination rights related to breach and change of control, this commercial agreement has an initial term of seven years from the date that the Google Services are successfully integrated into our end-user security and automation platform. Product introductions and the timing of such integration are focused on customer experience and mutually agreed upon. If the integrated service is not launched by June 30, 2022, then Google has the contractual right to require us to offer Google Services without integration for professional installations with limited exceptions. If this were to occur, we could experience a decrease in revenue, higher costs resulting in decreased profitability, and a degradation in customer experience which may increase attrition among new customers and negatively impact our brand and ability to acquire new customers, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
In November 2020, we announced the ongoing development of our ADT-owned next-generation professional security and automation technology platform. Our comprehensive interactive platform is expected to provide customers with a seamless experience across security, life safety, automation, and analytics through a common application that integrates the user experience, the customer service experience, and back-end support. We may not achieve a successful platform build in a timely manner, within budget, or in a manner that enables the commercialization of products and services that meet the continually evolving demands of our customers, any of which could have a material adverse impact on our business, financial condition, results of operations, and cash flows.
In addition, as we begin to commercialize products based upon our interactive platform, we have adjusted our processes for reviewing and securing intellectual property rights. Nevertheless, we may become the target of additional lawsuits alleging that we have infringed the patents or technology of third parties. Regardless of the merits of these lawsuits and our steps taken to mitigate infringement risk, any allegations could cause us to incur significant costs to defend and resolve, and could harm our business and reputation, any of which could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

Any new or enhanced products and services that we develop may not satisfy customer preferences, and potential product failures may cause customers to reject our products and services. As a result, these products and services may not achieve market acceptance, and our brand image could suffer. In addition, our competitors may introduce superior products or business strategies, impairing our brand and the desirability of our products and services, which may cause customers to defer or forego purchases of our products and services, and impact our ability to charge monthly service fees. If our competitors implement new technologies before we are able to implement them, those competitors may be able to provide more effective products than ours, possibly at lower prices, and experience higher adoption rates and popularity. Any delay or failure in the introduction of new or enhanced solutions could harm our business, results of operations and financial condition. In addition, the markets for our products and services may not develop or grow as we anticipate. The failure of our technology, products, or services to gain market acceptance, the potential for product defects, or the obsolescence of our products and services could significantly reduce our revenue, increase our operating costs, or otherwise materially adversely affect our business, financial condition, results of operations, and cash flows.
We sell our products and services in highly competitive markets, including the home security and automation markets, the commercial fire and security markets, and the solar market, which may result in pressure on our profit margins and limit our ability to maintain or increase the market share of our products and services.
We experience significant competitive pressure in both the do-it-for-me (“DIFM”) and DIY spaces. The monitored security industry is highly fragmented and subject to significant competition and pricing pressures. We experience significant competitive pricing pressures in the DIFM space on installation, monitoring, and service fees. Several competitors offer comparable or lower installation and monitoring fees, and others may charge significantly more for installation, but in many cases, less for monitoring. We also face significant competition in the DIY space from companies such as SimpliSafe, Apple HomeKit, and Amazon Ring, which enable customers to self-monitor and control their environments without third-party involvement through the Internet, text messages, emails, or similar communications. Some DIY providers may also offer professional monitoring with the purchase of their systems and equipment without a contractual commitment, or offer new internet of things (“IoT”) devices and services with automated features and capabilities, which may be appealing to customers and put us at a competitive disadvantage. In addition, certain DIY providers have a significantly broader customer base and product offering than us, allowing them to cross-sell interactive and security solutions that are competitive with our offerings to customers who are loyal to the competitor’s brand. Continuing shifts in customer preferences toward DIY systems could increase our attrition rates over time and the risk of accelerated amortization of customer contracts resulting from a declining customer base.
In addition, cable, telecommunications, and large technology companies have expanded into the home automation and monitored security industry and are bundling their existing offerings with interactive and monitored security services, often at lower monthly monitoring rates. These companies: (i) may have existing access to and relationships with customers, as well as highly recognized brands, which may drive increased awareness of their security/automation offerings relative to ours; (ii) may have access to greater capital and resources than us; and (iii) may spend significantly more on advertising, marketing, and promotional resources, as well as the acquisition of other companies with home automation solution offerings, any of which could have a material adverse effect on our ability to drive awareness and demand for our products and services. We may also face competition for direct sales from our independent, third-party authorized dealers, who may offer installation for considerably less than we do in particular markets.
Additionally, one or more of our competitors either in the DIFM or DIY space could develop a significant technological advantage over us, allowing them to provide additional or better-quality service or to lower prices, which could put us at a competitive disadvantage. Continued pricing pressure, technology improvements, competitor brand loyalty, and continuing shifts in customer preferences toward self-monitoring and DIY could adversely impact our customer base, revenue, and/or pricing structure and have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We also face competition in the commercial fire and security markets, including competition from large, global industrial companies, which may be positioned to offer products and services at lower cost than us or which may benefit from pre-existing or highly localized relationships and knowledge. Our ability to compete in the commercial fire and security business is also dependent on our ability to acquire and resell third-party products and services demanded by commercial customers, some of which we may not be able to provide. If we fail to build relationships with commercial customers or obtain the rights to resell third-party products and services required by commercial customers, our profitability, business, financial condition, results of operations, and cash flows could be materially adversely affected.
The solar energy industry is an emerging and constantly evolving market opportunity. Solar energy is a new market for us, with strong competitors that could make it difficult for us to attract customers at prices we believe are appropriate, which could result in lower revenue and cash flow from operating activities. We do not have experience in this industry and may not be as capable as our competitors in adapting our business as market needs may demand, or in realizing opportunities within this business. There can be no assurance that we will be able to successfully compete against larger or more established competitors. If the markets for solar energy do not develop to the size or at the rate we expect, or if we fail to compete effectively in this market, it may adversely impact our ability to meet our growth and revenue plans, which may adversely impact our business, financial condition, results of operations, and cash flows.
We believe the solar energy industry will still take several years to fully develop and mature, and we cannot be certain that the market will grow to the size or at the rate we expect. Any future growth of the solar energy industry and the success of our solar offerings depend on many factors beyond our control, including recognition and acceptance of the solar market by consumers, the pricing of alternative sources of energy, a favorable regulatory environment, the continuation of expected tax benefits and other incentives, and our ability to provide our solar offerings cost-effectively, which may adversely affect our business.
We face competition from traditional energy companies as well as solar and other renewable energy companies.
The solar energy industry is highly competitive and continually evolving as participants strive to distinguish themselves within their markets and compete with large utilities. We believe that our primary competitors are the established utilities that supply energy to homeowners by traditional means. We compete with these utilities primarily based on price, predictability of price, and the ease by which homeowners can switch to electricity generated by our solar offerings. If we cannot offer compelling value to customers based on these factors, then our business and revenue will not grow. Utilities generally have substantially greater financial, technical, operational and other resources than we do. As a result of their greater size, utilities may be able to devote more resources to the research, development, promotion and sale of their products or respond more quickly to evolving industry standards and changes in market conditions than we can. Furthermore, these competitors are able to devote substantially more resources and funding to regulatory and lobbying efforts.
Utilities could also offer other value-added products or services that could help them compete with us even if the cost of electricity they offer is higher than ours. In addition, a majority of utilities’ sources of electricity are non-solar, which may allow utilities to sell electricity more cheaply than we can. Moreover, regulated utilities are increasingly seeking approval to “rate-base” their own residential solar and storage businesses. Rate-basing means that utilities would receive guaranteed rates of return for their solar and storage businesses. This is already commonplace for utility scale solar projects and commercial solar projects. While few utilities to date have received regulatory permission to rate-base residential solar or storage, our competitiveness would be significantly harmed should more utilities receive such permission because we do not receive guaranteed profits for our solar service offerings.
We also face competition from other residential solar service providers. Some of these competitors have a higher degree of brand name recognition, differing business and pricing strategies, may have greater capital resources than we have, as well as extensive knowledge of our target markets. If we are unable to establish or maintain a consumer brand that resonates with customers, maintain high customer satisfaction, or compete with the pricing offered by our competitors, our sales and market share position may be adversely affected, as our growth is dependent on originating new customers. We also face competitive pressure from companies that may offer lower-priced consumer offerings than we do.
In addition, we compete with companies that are not regulated like traditional utilities but that have access to the traditional utility electricity transmission and distribution infrastructure. These energy service companies are able to offer customers electricity supply-only solutions that are competitive with the net cost of electricity produced by the solar systems we sell. This may limit our ability to attract customers, particularly those who wish to avoid long-term loans or large up-front cash payments or have an aesthetic or other objection to putting solar panels on their roofs.
Furthermore, we face competition from purely finance-driven non-integrated competitors that subcontract out the installation of solar energy systems, from installation-only businesses, from large construction companies and from electrical and roofing companies. In addition, local installers that might otherwise be viewed as potential solar partners may gain market share by being able to be the first providers in new local markets. Some of these competitors may provide energy at lower costs than we do.
As the solar industry grows and evolves, we will continue to face existing competitors as well as new competitors who are not currently in the market (including those resulting from the consolidation of existing competitors) that achieve significant developments in alternative technologies or new products such as storage solutions, loan products, or other programs related to third-party ownership. Our failure to adapt to changing market conditions, to compete successfully with existing or new competitors, and to adopt new or enhanced technologies could limit our growth and have a material adverse effect on our business, financial condition, results of operations, and cash flows.

The retirement of older telecommunications technology such as 3G and CDMA by telecommunications providers and limitations on our customers’ options of telecommunications services and equipment could materially adversely affect our business, increase customer attrition, and require significant capital expenditures.
Certain elements of our operating model have historically relied on our customers’ continued selection and use of traditional copper wireline telecommunications service to transmit alarm signals to our monitoring centers. There is a growing trend for customers to switch to the exclusive use of cellular or IP-based technology in their homes and businesses, as telecommunication providers discontinue their copper wireline services in favor of IP-based technology. Many of our customers’ security systems rely on technology that is not operable with newer cellular or IP-based networks, and as such, will not transmit alarm signals on these networks. The discontinuation of copper landline services, older cellular technologies, and other services by telecommunications providers, as well as the switch by customers to the exclusive use of cellular or IP-based technology, may require system upgrades to alternative, and potentially more expensive, alarm systems to function and transmit alarm signals properly. This could increase our customer revenue attrition, as was the case when we sought to migrate certain customers off of the earlier 2G networks, and slow new customer generation.
In February 2022, a major provider of 3G cellular networks began to retire this network and a major provider of Code-Division Multiple Access (“CDMA”) is scheduled to do so in December 2022. Of our customers impacted by the February 2022 network retirements, we transitioned, or provided our customers with the means to transition, all but a relatively small number of customer accounts. None of these remaining customers have responded to our multiple requests to upgrade their systems and therefore we could not transition them prior to the initial February 2022 transition date. Similarly, only a relatively small number of customers remain to be transitioned prior to the December 2022 CDMA network transition date, and we will be unable to transition them if they do not reply to our outreach. A failure to effectively transition these customers away from retiring networks before they are sunset will result in a loss of signal to the systems and certain services we provide, which may impact our ability to bill and collect for services provided. Implementation of additional service charges in connection with our transition plans may cause customers to view such charges unfavorably, which could increase our customer attrition. We cannot know the full impact of network retirement on our customers and therefore on our business until sometime after all such retirements have occurred. If we are unable to upgrade cellular equipment at customer sites to meet new network standards resulting from the retirement of 3G and CDMA networks, or to respond to other changes carriers are making or may make to their networks in a timely and cost-effective manner, whether due to an insufficient supply of electronic components or parts, an insufficient skilled labor force, or due to any other reason, or if we are sued by one or more customers due to our inability to provide certain services, or due to any loss incurred while we are not able to provide certain services, or due to any continuous billing for services after a transition date, our business, financial condition, results of operations, and cash flows, could be materially adversely affected.
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
In addition, we use broadband Internet access service to support our product offerings, such as video monitoring and surveillance, and as a communications option for alarm monitoring and other services. Video monitoring and surveillance services use significantly more bandwidth than non-video Internet activity. As utilization rates and penetration of these services increase, the need for increased network capacity might necessitate incurring additional capital or operational expenditures to avoid service disruptions as well as ensure a seamless video experience for our customers, which could materially adversely impact our business, financial condition, results of operations, and cash flows.
Police departments could refuse to respond to calls from monitored security service companies.
Police departments in certain jurisdictions do not respond to calls from monitored security service companies unless certain conditions are met, such as video or other verification or eyewitness accounts of suspicious activities, either as a matter of policy or by local ordinance. We offer video verification or the option to receive a response from private guard companies in certain jurisdictions, which increases the cost of some security systems and may increase the cost to customers. If more police departments refuse to respond or are prohibited from responding to calls from monitored security service companies unless certain conditions are met, such as video or other verification or eyewitness accounts of suspicious activities, our ability to attract and retain customers could be negatively impacted, and our business, financial condition, results of operations, and cash flows could be materially adversely affected.
Our reputation as a service provider of high-quality security offerings may be materially adversely affected by product defects or shortfalls in customer service.
Our business depends on our reputation and ability to maintain good relationships with our customers, dealers, suppliers, and local regulators, among others. Our reputation may be harmed either through product defects, such as the failure of one or more of our customers’ alarm systems, or shortfalls in customer service. Customers generally judge our performance through their interactions with staff at our monitoring and customer care centers, dealers, and field installation and service technicians, as well as their day-to-day interactions with our products and mobile applications. Any failure to meet customers’ expectations in such customer service areas could cause an increase in attrition rates or make it difficult to recruit new customers. Any harm to our reputation or customer relationships caused by the actions of our dealers, personnel, or third-party product or service providers or any other factors could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
If the insurance industry changes its practice of providing incentives to homeowners for the use of alarm monitoring services, we may experience a reduction in new customer growth or an increase in our customer attrition rate.
It has been common practice in the insurance industry to provide a reduction in rates for policies written on homes that have monitored security systems. There can be no assurance that insurance companies will continue to offer these rate reductions. If these incentives are reduced or eliminated, new homeowners who otherwise might not feel the need for monitored security services would be removed from our potential customer pool, which could hinder the growth of our business, and existing customers may choose to disconnect or not renew their service contracts, which could increase our attrition rates. In either case, our growth prospects and our business, financial condition, results of operations, and cash flows could be materially adversely affected.
Unauthorized use of our brand names by third parties, and the expenses incurred in developing and preserving the value of our brand names, may materially adversely affect our business.
Our brand names are critical to our success. Unauthorized use of our brand names by third parties may materially adversely affect our business and reputation, including the perceived quality and reliability of our products and services. We rely on trademark law, company brand name protection policies, and agreements with our employees, customers, business partners, and others to protect the value of our brand names. Despite our precautions, we cannot provide assurance that those procedures are sufficiently effective to protect against unauthorized third-party use of our brand names. In particular, in recent years, various third parties have used our brand names to engage in fraudulent activities, including unauthorized telemarketing conducted in our names to induce our existing customers to switch to competing monitoring service providers, lead generation activities for competitors, and obtaining personally identifiable or personal financial information. Third parties sometimes use our names and trademarks, or other confusingly similar variations thereof, in other contexts that may impact our brands. We may not be successful in detecting, investigating, preventing, or prosecuting all unauthorized third-party use of our brand names. Future litigation with respect to such unauthorized use could also result in substantial costs and diversion of our resources. These factors could materially adversely affect our reputation, business, financial condition, results of operations, and cash flows.
Third parties hold rights to certain of our key brand names outside of the U.S.
Our success depends in part on our continued ability to use trademarks to capitalize on our brands’ name-recognition and to further develop our brands in the U.S, as well as in other international markets should we choose to expand and continue to grow our business outside of the U.S. in the future. Not all of the trademarks that are used by our brands have been registered in all of the countries in which we may do business in the future, and some trademarks may never be registered in any or all of these countries. Rights in trademarks are generally territorial in nature and are obtained on a country-by-country basis by the first person to obtain protection through use or registration in that country in connection with specified products and services. Some countries’ laws do not protect unregistered trademarks at all, or make them more difficult to enforce, and third parties may have filed for “ADT,” “PROTECTION ONE,” “SUNPRO,” or similar marks in countries where we have not registered these brands as trademarks. Accordingly, we may not be able to adequately protect our brands everywhere in the world and use of such brands may result in liability for trademark infringement, trademark dilution, or unfair competition.
In particular, certain trademarks associated with the ADT brand, including “ADT” and the blue octagon, are owned in all territories outside of the U.S. and Canada by Johnson Controls, which acquired and merged with and into Tyco. In certain instances, such trademarks are licensed in certain territories outside the U.S. and Canada by Johnson Controls to third parties.

Pursuant to a trademark agreement entered into between The ADT Corporation and Tyco (the “Tyco Trademark Agreement”) in connection with the separation of The ADT Corporation from Tyco in 2012, which endures in perpetuity, we are prohibited from ever registering, attempting to register or using such trademarks outside the U.S. (including Puerto Rico and the US Virgin Islands) and Canada, and we may not challenge Tyco’s rights in such trademarks outside the U.S. and Canada. Additionally, under the Tyco Trademark Agreement, we and Tyco each has the right to propose new secondary source indicators (e.g., “Pulse”) to become designated source indicators of such party. To qualify as a designated source indicator, certain specified criteria must be met, including that the indicator has not been used as a material indicator by the non-proposing party or its affiliates over the previous seven years. If we are unable to object to Tyco’s proposal for a new designated source indicator by successfully asserting that the new indicator did not meet the requisite criteria, we would subsequently be precluded from using, registering, or attempting to register such indicator in any jurisdiction, including the U.S. and Canada, whether alone or in connection with an ADT brand. Any dilution, infringement, or customer confusion with respect to our brand or use of trade names could materially adversely affect our reputation, business, financial condition, results of operations, and cash flows.
In addition, in November 2019, we sold all of our shares of ADT Canada to TELUS and, among other things, entered into a non-competition and non-solicitation agreement with TELUS pursuant to which we agreed not to directly or indirectly engage in a business competitive with ADT Canada, subject to limited exceptions for cross-border commercial customers and mobile safety applications, for a period of seven years. In connection with our sale of ADT Canada, we also entered into a patent and trademark license agreement with TELUS granting them (i) the use of our patents in Canada for a period of seven years and (ii) the exclusive rights to use our trademarks in Canada for a period of five years followed by non-exclusive use of our trademarks for an additional two years. Any violation by TELUS of our agreements with them, or their misuse of our intellectual property or behavior by TELUS in a manner that incorrectly reflects poorly on us because of TELUS’s use of our intellectual property could damage our brand and reputation and have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Risks Related to Our Operations
The COVID-19 Pandemic has had and could continue to have a significant negative impact on our employees, our customers, our suppliers, and our ability to carry on our normal operations, including those operations now conducted in a work from home environment, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
The outbreak of a novel strain of coronavirus, COVID-19, that became a global pandemic in 2020 has contributed to consumer unease and decreased discretionary spending. Variants of COVID-19, such as Delta and Omicron, continue to do the same. We cannot predict the ultimate effects of the outbreak of COVID-19 or any resulting social, political, and economic conditions that result therefrom. Neither can we predict the effectiveness and distribution of vaccines nor the government response to the pandemic. We continue to monitor the impact of the COVID-19 Pandemic on all aspects of our business. This includes the health of our employees, the protection of our customers, and our ability to continue to operate all aspects of our operations. Our employees are susceptible to COVID-19 in the ordinary course of their work, and we cannot be certain that additional employees will not contract COVID-19, be required to quarantine as a result of coming in contact with others who have the disease, or be unable to work in order to care for someone with the disease. Any such instances, could result in legal claims and have a material adverse effect on our business, financial condition, results of operations, and cash flows. The health and safety of our customers is also a top priority and we similarly take precautions to protect their health and well-being. The refusal of customers to allow us to enter their residences, premises, or businesses due to the fear of COVID-19 could have a material impact on our business, and the spreading of the disease between our customers and our employees could interrupt our operations, result in legal claims and damage our brand. Any such result could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We rely on monitoring centers and customer care centers as an integral part of our ongoing business operations and we have deployed hybrid and remote working options and will continue this model in 2022. The closure of any site or the widespread illness of the employees remaining in any such site could result in a material disruption to our business. Because the majority of employees who staff these operations currently conduct their jobs from home, our work from home environment could subject us to the failure of the communications networks serving our employees which we no longer control and who may not have sufficient back up capabilities. In addition, this work from home environment results in more home access points that are susceptible to cybersecurity attacks, such as computer hacking, computer viruses, worms or other malicious software or malicious activities. In addition, our monitoring centers are listed by UL and must meet certain requirements to maintain that listing. UL has adopted a temporary standard that enables our operators to work from home while remaining within the listing requirements and we must ensure that each such home environment continues to meet all such requirements as well as the UL permanent requirements, which have been established by UL, but not yet implemented. Our employees who work from home may also experience a decrease in the quality of job performance, whether immediate or over time. Any such impact with respect to our employees who are working from home could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Any continued or renewed growth in infections could also result in additional, or the re-institution of prior, travel restrictions or “shelter-in-place” mandates that further impact the ability of our employees to reach our operations, be available to install new or repair existing systems within residential homes or commercial operations, or to enter such homes or commercial operations. In addition, the continuation of infections has resulted, and could continue to result, in a change in policy of emergency responders in certain jurisdictions who have declined, and may continue temporarily or permanently to decline, to respond to certain verified or non-verified burglar alarm calls from our monitoring centers or from our employees who are working from home, and restrictions on business operations may continue, or be re-instituted, or expand in certain jurisdictions with only limited exceptions. In some jurisdictions, ADT Solar has been considered essential service exempt from “shelter-in-place” and similar mandates, which allowed the company to continue installation and field service operations. However, in 2020 certain jurisdictions temporarily enacted restrictions that prevented field sales and installations, and it is possible that other jurisdictions could enact similar restrictions or curtail the scope of currently permitted operations. Such restrictions, which could impact us directly should we fail to fall within a permissible exception, and which could also result in future sustained business closures among our customer and potential customer bases, would magnify the negative impact already experienced across our operations and, most significantly, within our commercial operations. Any of the foregoing impacts on our employees, first responders, customers, operations, or business generally, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Our dealers and suppliers have been and may continue to be negatively impacted by the COVID-19 Pandemic. Our indirect channel customers are generated mainly through our network of agreements with third-party independent alarm dealers who sell alarm equipment and ADT Authorized Dealer-branded monitoring and interactive services to end users. Our dealers face many of the same challenges we face due to the COVID-19 Pandemic, and may experience a similar impact on their respective employees, customers, and operations. These dealers may not have sufficient financial strength or operational diversity to enable them to maintain their operations throughout the COVID-19 Pandemic. We may also find that it is difficult or impossible to receive equipment from our suppliers or that we have an impaired ability to deliver products and services to customers, or to even make repairs, on a timely basis. If we experience such disruptions, we may experience customer dissatisfaction and potential loss of confidence, and liabilities to customers or other third parties, each of which could harm our reputation and impact future revenues from these customers. We could also be subject to claims or litigation with respect to losses caused by such disruptions. Our property and business interruption insurance and our cyber liability insurance may not be sufficient to fully cover these losses, or any of the other losses we may experience as a result of the COVID-19 Pandemic, many of which we may not even be able to contemplate or quantify at this time, and such insurance may not cover a particular event at all. Any of these outcomes could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
In addition, on November 5, 2021, the U.S. Department of Labor’s OSHA issued an emergency temporary standard (“OSHA ETS”) requiring all employers with at least 100 employees (“Covered Employers”) to implement a COVID-19 vaccination policy that requires their employees be fully vaccinated or tested weekly. Under the OSHA ETS, each Covered Employer must require its employees to be vaccinated or to undergo weekly COVID-19 testing and wear a face covering at work. Covered Employers, such as the Company, will be required to provide paid time off to workers to get vaccinated and allow for paid leave to recover from any side effects. The OSHA ETS also requires Covered Employers to (i) determine the vaccination status of each employee, (ii) obtain acceptable proof of vaccination status from vaccinated employees and maintain records of such vaccinations, and (iii) require employees to provide prompt notice when they test positive for COVID-19 diagnosis or receive a COVID-19 diagnosis. Following the issuance of a stay by the U.S. Supreme Court preventing the implementation of the OSHA ETS, OSHA withdrew the OSHA ETS, but did not withdraw it as a proposed rule. We anticipate further litigation if OSHA attempts to implement any rule similar in nature to the OSHA ETS.
Any future OSHA rule or similar mandatory vaccination or testing requirements that may become applicable to our employees may result in employee attrition, including attrition of critically skilled labor, difficulty in obtaining services, parts, components and equipment from impacted suppliers, and increased costs which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
The COVID-19 Pandemic may also exacerbate the other risks noted in this Item 1A “Risk Factors.”
We rely on a significant number of our customers remaining with us as customers for long periods of time.
New customers require an upfront investment, and we generally achieve revenue break-even in less than two and a half years. Accordingly, our long-term profitability is dependent on long customer tenure. This requires that we minimize our rate of customer disconnects, or attrition, which can increase as a result of factors such as customer relocations, problems experienced with our product or service quality, customer service, customer non-pay, unfavorable general economic conditions, and the preference for lower pricing of competitors’ products and services over ours. If attrition rates were to rise significantly, we may be required to accelerate the depreciation and amortization expense for, or to impair, certain of our assets, which would cause a material adverse effect on our financial condition and results of operations. In addition, if we fail to keep our customers for a sufficiently long period of time, our profitability, business, financial condition, results of operations, and cash flows could be materially adversely affected.
Delays, costs, and disruptions that result from upgrading, integrating, and maintaining the security of our information and technology networks could materially adversely affect us.
We are dependent on information technology networks and systems, including Internet and Internet-based or “cloud” computing services, to collect, process, transmit, and store electronic information. We have completed a significant number of acquisitions of companies that operate different technology platforms and systems. We are currently implementing modifications and upgrades to our information technology systems and also integrating systems from our various acquisitions, including making changes to legacy systems, replacing legacy systems with successor systems with new functionality, and implementing new systems. Any delay in making such changes or replacements or in purchasing new systems could have a material adverse effect on our business, financial condition, results of operations, and cash flows. There are inherent costs and risks associated with integrating, replacing and changing these systems and implementing new systems, including potential disruption of our sales, operations and customer service functions, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel to integrate, implement and operate the new systems, demands on management time, securing our systems along with dependent processes from cybersecurity threats, and other risks and costs of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. In addition, our information technology system implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. The implementation of or delay in implementing new information technology systems may also cause disruptions in our business operations, and impede our ability to comply with constantly evolving laws, regulations and industry standards addressing information and technology networks, privacy and data security, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Due to the ever-changing threat landscape, our products may be subject to potential vulnerabilities of wireless and IoT devices; our services may be subject to certain risks, including hacking or other unauthorized access to control or view systems and obtain private information; and our normal operations may be disrupted.
Companies that collect and retain sensitive and confidential information as we do are under increasing attack by cybercriminals and other actors around the world. Attacks may come from phishing, malware, ransomware, or other methods. While we implement security measures within our products, services, operations, and other actors’ systems, those measures may not prevent cybersecurity breaches; the access, capture, or alteration of information by criminals; the exposure or exploitation of potential security vulnerabilities; distributed denial of service attacks; the installation of malware or ransomware; acts of vandalism; computer viruses; or misplaced data or data loss that could be detrimental to our reputation, business, financial condition, results of operations, and cash flows. We are the target of a number of these forms of attack each year. If one of these attacks is successful, it may result in significant financial costs for us, lead to a loss of business, or harm our reputation and our business relationships. Third parties, including our partners and vendors, could also be a source of security risk to us, or cause disruptions to our normal operations, in the event of a failure of their own products, components, networks, security systems, and infrastructure. For example, in 2021, one of our vendors, the Ultimate Kronos Group (“Kronos”), which is a workforce management and human capital management cloud provider, experienced a ransomware attack that resulted in Kronos temporarily decommissioning the functionality of certain of its cloud software, requiring us to find alternative methods to properly pay our employees and to monitor the status of the work in progress of certain of our projects in a timely manner. In addition, some of the products we sell and provide services for are categorized as IoT and may become targets for cybercriminals and other actors attempting an attack. Our need to adapt many of our employees to working from home environment due to the COVID-19 Pandemic may also further expose us to security risks. We cannot be certain that advances in criminal capabilities, new discoveries in the field of cryptography, or other developments will not compromise or breach the technology protecting the networks that access our products and services.
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

In addition, we depend on our information technology infrastructure for business-to-business and business-to-consumer electronic commerce. Security breaches of, or sustained attacks against, this infrastructure could create system disruptions and shutdowns that could negatively impact our operations. Increasingly, our products and services are accessed through the Internet, and security breaches in connection with the delivery of our services via the Internet may affect us and could be detrimental to our reputation, business, financial condition, results of operations, and cash flows. There can be no assurance that our continued investments in new and emerging technology and other solutions to protect our network and information systems will prevent any of the risks described above. In addition, any delay in making such investments due to conflicting budget priorities or otherwise could have a material adverse effect on our business, financial condition, results of operations, and cash flows. There can be no assurance that our cyber liability insurance will be sufficient to protect against all of our losses from any future disruptions or breaches of our systems or other event as described above.
We depend on third-party providers and suppliers for components of our security, automation and solar systems, third-party software licenses for our products and services, and third-party providers to transmit signals to our monitoring facilities and provide other services to our customers. Any failure or interruption in products or services provided by these third parties could harm our ability to operate our business.
The components for the security, automation and solar systems that we install are manufactured by third parties. We are therefore susceptible to interruptions in supply and to the receipt of components that do not meet our standards. Our suppliers may be susceptible to disruptions from fire, natural disasters, weather and the effects of climate change (such as sea level rise, drought, flooding, wildfires, and increased storm severity), pandemics, malicious acts, terrorism, government action, or other concerns impacting their local workforce or operations, all of which are beyond our and their control. Any financial or other difficulties our providers face may have negative effects on our business. We exercise no control over our suppliers, which increases our vulnerability to problems with the products and services they provide or to their choice of which companies they will allow to sell their products. We are also aware that there exists a worldwide shortage of electronic components, that lead times for such components is increasing, and that existing commitments by certain manufacturers are being extended and, in certain cases, allocations are being made. While a single cause of the shortages has not been identified, it is believed that among other reasons, there has been a surge in demand for such components and major growth in certain sectors which rely on such components, and these trends may continue and increase. Certain of our key suppliers have seen this impact their ability to obtain certain components which could present challenges to our ability to obtain the inventory necessary to meet the demands of our new and existing customers, and to complete crucial initiatives such as the upgrading of cellular equipment at customer sites to meet new network standards prior to the retirement of 3G and CDMA networks. We are also subject to supply chain disruption should we learn that any of our suppliers is in violation of legislation which bans the import of goods based on their method of production, such as through the use of forced labor or otherwise. Our efforts to minimize the risk of a disruption from a single supplier may not be effective, and we have begun to experience some disruptions in our supply chain during 2021 and 2022 to date. Any continued or more significant interruption in supply could cause significant delays in installations and repairs and the loss of current and potential customers. Although some specific shortages may be resolved, they may recur. From time to time, we may also experience product recalls and other unplanned product repairs or replacements with customers. In 2021, for example, we experienced such product service events, none of which were material, although there can be no assurance that any such future product service events will not be more extensive or more costly, material to us, and/or require the outlay of cash while we pursue cost recovery from manufacturers and suppliers, and there can be no assurance that we will be successful in pursuing recoveries from those third parties. If a previously installed component were found to be defective, we might not be able to recover the costs associated with its repair or replacement across our installed customer base, and these costs, or the diversion of technical personnel to address the defect could materially adversely affect our business, financial condition, results of operations, and cash flows. In the event of a product recall or litigation against our suppliers or us, we could experience a material adverse effect on our business, financial condition, results of operations, and cash flows.
ADT Solar purchases solar panels and other components from a limited number of suppliers, making it susceptible to quality issues, shortages, and price changes. If we fail to develop, maintain, and expand our relationships with these or other suppliers, we may be unable to adequately meet anticipated demand for solar energy systems, or may only be able to offer systems at higher costs or after delays. If one or more of our suppliers ceases or reduces production, we may be unable to quickly identify alternate suppliers or to qualify alternative products on commercially reasonable terms. For example, in February 2022, our primary supplier of solar panels announced that it is exiting the solar module business. Any failure to find replacement providers in a timely manner or that can provide the same quality of solar panels at similar price points could, among other things, result in our inability to complete existing installations in a timely manner, accept new engagements, achieve margins that are acceptable to us and consistent with past performance, and maintain our reputation as a provider of high quality solar solutions. There have also been periods of industry-wide shortages of key components, including solar panels, in times of rapid industry growth. The manufacturing infrastructure for some of these components has a long lead time, requires significant capital investment, and relies on the continued availability of key commodity materials, potentially resulting in an inability to meet demand for these components. Our business, financial condition, results of operations, and cash flows may be harmed not only as a result of any increases in costs associated with our solar offerings but also any failure of these costs to decline. If we do not reduce our cost structure in the future, our ability to continue to be profitable may be impaired. Declining costs related to raw materials, manufacturing and the sale and installation of our solar service offerings have been a key driver in the pricing of our solar service offerings and, more broadly, customer adoption of solar energy. While historically the prices of solar panels and raw materials have declined, the cost of solar panels and raw materials could increase in the future, and such products’ availability could decrease, due to a variety of factors, including restrictions stemming from the COVID-19 pandemic, tariffs and trade barriers, export regulations, regulatory or contractual limitations, industry market requirements, and changes in technology and industry standards. Any decline in the exchange rate of the U.S. dollar compared to the functional currency of component suppliers could increase component prices. In addition, the U.S. government has imposed tariffs on solar cells manufactured in China. Any of these shortages, necessity to find alternative suppliers, delays, or price changes could limit growth, cause cancellations, or adversely affect profitability, and result in loss of market share and damage to our brand, materially adversely affecting our business, financial condition, results of operations, and cash flows.
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
We also rely on various third-party telecommunications providers and signal processing centers to transmit and communicate signals to our monitoring facility in a timely and consistent manner. These telecommunications providers and signal processing centers could deprioritize or fail to transmit or communicate these signals to the monitoring facility for many reasons, including disruptions from fire, natural disasters, pandemics, weather and the effects of climate change (such as flooding, wildfires, and increased storm severity), transmission interruption, malicious acts, provider preference, government action, or terrorism. The failure of one or more of these telecommunications providers or signal processing centers to transmit and communicate signals to the monitoring facility in a timely manner could affect our ability to provide alarm monitoring, home automation, and interactive services to our customers. We also rely on third-party technology companies to provide automation and interactive services to our customers. These technology companies could fail to provide these services consistently, or at all, which could result in our inability to meet customer demand and damage our reputation. There can be no assurance that third-party telecommunications providers, signal processing centers, and other technology companies will continue to transmit and communicate signals to the monitoring facility or provide home automation and interactive services to customers without disruption. Any such failure or disruption, particularly one of a prolonged duration, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
An event causing a disruption in the ability of our monitoring facilities or customer care resources, including work from home operations, to operate could materially adversely affect our business.
A disruption in our ability to provide security monitoring services or otherwise provide ongoing customer care to our customers could have a material adverse effect on our business. A disruption could occur for many reasons, including fire, natural disasters, weather, and the effects of climate change (such as sea level rise, drought, flooding, wildfires, and increased storm severity); health epidemics or pandemics; transportation interruption; extended power outages; human or other error, war, terrorism, sabotage, or other conflicts; or as a result of disruptions to internal and external networks or third party transmission lines. Monitoring and customer care could also be disrupted by information systems and network-related events or cybersecurity attacks, such as computer hacking, computer viruses, worms, or other malicious software, distributed denial of service attacks, malicious social engineering, or other destructive or disruptive activities that could also cause damage to our properties, equipment, and data. A failure of our redundant back-up procedures or a disruption affecting multiple monitoring facilities or work from home environment could disrupt our ability to provide security monitoring or customer care services to our customers. If we experience such disruptions, we may experience customer dissatisfaction and potential loss of confidence, and liabilities to customers or other third parties, each of which could harm our reputation and impact future revenues from these customers. We could also be subject to claims or litigation with respect to losses caused by such disruptions. Our property and business interruption insurance and our cyber liability insurance may not be sufficient to fully cover our losses or may not cover a particular event at all. Any such disruptions or outcomes could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Our independent, third-party authorized dealers may not be able to mitigate certain risks such as information technology breaches, data security breaches, product liability, errors and omissions, and marketing compliance.
We generate a portion of our new customers through our authorized dealer network. We rely on independent, third-party authorized dealers to implement mitigation plans for certain risks they may experience, including, but not limited to, information technology breaches, data security breaches, product liability, errors and omissions, and marketing compliance. In addition, our dealers rely on other third parties to submit orders and transmit data and may themselves be subject to many of these same risks. If our authorized dealers, or the third parties on whom they rely, experience any of these risks, or fail to implement mitigation plans for their risks, or if such implemented mitigation plans are inadequate or fail, we may be susceptible to business, legal, or reputational risks associated with our authorized dealers on which we rely to generate customers. Any interruption or permanent disruption in the generation of customer accounts or services provided by our authorized dealers could materially adversely affect our business, financial condition, results of operations, and cash flows.
We may pursue business opportunities that diverge from our current business model, or invest in new businesses, services, and technologies outside the traditional security and interactive services market, any of which may materially adversely affect our business results.
We have and will continue to pursue and invest in new business opportunities that diverge from our current business model and practices, including expanding our products or service offerings, investing in new and unproven technologies, adding customer acquisition channels, and forming new alliances with companies to market our services. We can provide no assurance that any such business opportunities or investments will prove to be successful. Among other negative effects, our pursuit of such business opportunities could cause our cost of investment in new customers to grow at a faster rate than our recurring revenue and fees collected at the time of installation. In addition, any new business partner may not agree to the terms and conditions or limitations on liability that we typically impose upon third parties. Acquisitions in recent years have also significantly expanded our risk profile. For example, we have acquired companies which provide cybersecurity services for business customers and as companies are under increasing attack by cybercriminals around the world, a breach by such cybercriminals of our customers’ systems or operations could result in claims and lawsuits against us and result in damage to our brand and reputation. We have also acquired several companies that sell and service fire and integrated security systems to business customers, which significantly expanded our commercial fire and security capabilities, reach, and customer base. In addition, as we expand our products and services to larger commercial installations, we may have customers who experience large commercial losses that result in claims and lawsuits against us and result in damage to our brand and reputation. In addition, in December 2021 we acquired Sunpro Solar although solar was not then a part of our core business, and in January 2022, we announced that together with Ford, we will be forming a new entity, Canopy, which represents our entry into the automotive space. We are also currently exploring the option of offering certain of our monitoring and cybersecurity services under non-ADT brands to international markets outside of the U.S. Additionally, any new alliances or customer acquisition channels could require large investments of capital to develop such business, or have higher cost structures than our current arrangements, which could reduce operating margins and require more working capital. In the event that working capital requirements exceed operating cash flow, we could be required to draw on our revolving credit facility, or pursue other external financing, which may not be readily available. We may also experience capital loss on some or all of our investments, insufficient revenue from such investments to offset new liabilities assumed and expenses associated with these new investments, distraction of management from current operations, and issues not identified during pre-investment planning and due diligence that could cause us to fail to realize the anticipated benefits of such investments and incur unanticipated liabilities. Any of these factors could materially adversely affect our business, financial condition, results of operations, and cash flows.
We continue to integrate our acquisitions, which may divert management’s attention from our ongoing operations. We may not achieve all of the anticipated benefits, synergies, or cost savings from our acquisitions.
Our acquisitions require the integration of many separate companies that have previously operated independently. The continued integration of operations, products, and personnel from our acquisitions will continue to require the attention of our management and place demands on other internal resources if they are to be successful. The diversion of management’s attention, and any difficulties encountered in the transition and integration process, could materially adversely affect our business, financial condition, results of operations, and cash flows. In addition, the overall continued integration of our acquired businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, and loss of customer relationships. The difficulties of combining the operations of the companies may generally include, among others:
•difficulties in achieving anticipated cost savings, synergies, business opportunities, and growth prospects from the combination;
•difficulties in the integration of operations and systems, and in replacing numerous systems, including those involving management information, purchasing, accounting and finance, sales, billing, employee benefits, payroll, data privacy, physical security, cyber security, and regulatory compliance, many of which may be dissimilar;
•conforming standards, controls, procedures, accounting and other policies, equipment ownership models, business cultures, and compensation structures;
•difficulties in establishing a control environment compliant with the Sarbanes-Oxley Act of 2002 (the “SOX Act”) across all companies;
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
•challenges in attracting and retaining key personnel;
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
In addition, we continue to integrate the financial reporting systems and processes of various companies we have acquired. Successfully implementing our business plan and complying with the SOX Act and other regulations requires us to be able to prepare timely and accurate consolidated financial statements. Any delay in this implementation of, or disruption in, the transition to new or enhanced systems, procedures, or controls, including internal controls and disclosure controls and procedures, may cause us to present restatements or cause our operations to suffer, and we may be unable to conclude that our internal controls over financial reporting are effective and to obtain an unqualified report on internal controls from our independent registered public accounting firm.
Any of these difficulties in combining operations could result in increased costs, decreases in the amount of expected revenues, and further diversion of management’s time and energy, which could materially adversely affect our business, financial condition, results of operations, and cash flows.
Our customer generation strategies through third parties, including our authorized dealer and affinity marketing programs, and our use of celebrities and social media influencers, and the competitive market for customer accounts may expose us to risk and affect our future profitability.
An element of our business strategy is the generation of new customer accounts through third parties, including our authorized dealers, and future operating results depend in large part on our ability to continue to manage this business generation strategy effectively. We currently generate accounts through hundreds of independent third parties, including authorized dealers, and a significant portion of our accounts originate from a smaller number of such third parties. If we experience a loss of authorized dealers or third-party sellers representing a significant portion of our customer account generation, or if we are unable to replace or recruit authorized dealers, other third-party sellers, or alternate distribution channel partners in accordance with our business strategy, our business, financial condition, results of operations, and cash flows could be materially adversely affected.
In addition, we are subject to reputational risks that may arise from the actions of our dealers and their employees, independent contractors, and other agents that are wholly or partially beyond our control, such as violations of our marketing policies and procedures as well as any failure to comply with applicable laws and regulations. If our dealers engage in marketing practices that are not in compliance with local laws and regulations, we may be in breach of such laws and regulations, which may result in regulatory proceedings and potential penalties that could materially adversely impact our business, financial condition, results of operations, and cash flows. In addition, unauthorized activities in connection with sales efforts by employees, independent contractors, and other agents or our dealers, including calling consumers in violation of the Telephone Consumer Protection Act, predatory door-to-door sales tactics, and fraudulent misrepresentations, could subject us to governmental investigations and class action lawsuits for, among others, false advertising and deceptive trade practice damage claims, against which we will be required to defend. Such defense efforts are costly and time-consuming, and there can be no assurance that such defense efforts will be successful, all of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
We also rely on marketing by social media influencers and celebrity spokespersons that represent the ADT brand to generate new customers. The promotion of our brand, products, and services by social media influencers and celebrities is subject to FTC regulations, including, for example, a requirement to disclose any compensatory arrangements between ADT and influencers in any reviews or public statements by such influencers about ADT or our products and services. These social media influencers and celebrities, with whom we maintain relationships, could also engage in activities or behaviors or use their platforms to communicate directly with our customers in a manner that violates applicable regulations or reflects poorly on our brand and that behavior may be attributed to us or otherwise adversely affect us. In connection with the promotion of ADT’s brand by influencers and celebrities, ADT is also subject to a twenty-year FTC consent decree from 2014 which requires adherence to a robust internal compliance process. Any such activities or behaviors of the social media influencers or celebrities we engage, or our failure to adhere to the compliance processes as required by the FTC consent decree, could have a material adverse effect on our business, financial condition, results of operations, and cash flows, or on our reputation.
We face risks in acquiring and integrating customer accounts.
An element of our business strategy may involve the bulk acquisition of customer accounts. Acquisitions of customer accounts involve a number of special risks, including the possibility of unexpectedly high rates of attrition and unanticipated deficiencies in the accounts and systems acquired despite our investigations prior to acquisition. We face competition from other alarm monitoring companies, including companies that may offer higher prices and more favorable terms for customer accounts purchased, and/or lower minimum financial or operational qualification or requirements for purchased accounts. This competition could reduce the acquisition opportunities available to us, slowing our rate of growth, and/or increase the price we pay for such account acquisitions, thus reducing our return on investment and negatively impacting our revenue and results of operations. We can provide no assurance that we will continue to be able to purchase customer accounts on favorable terms or at all in the future.
The purchase price we pay for customer accounts is affected by the recurring revenue historically generated by such accounts, as well as several other factors, including the level of competition, our prior experience with accounts purchased in bulk from specific sellers, the geographic location of the accounts, the number of accounts purchased, the customers’ credit scores, and the type of security or automation equipment or platform used by the customers. In purchasing accounts, we have relied on management’s knowledge of the industry, due diligence procedures, and representations and warranties of bulk account sellers. We can provide no assurance that in all instances the representations and warranties made by bulk account sellers are true and complete or, if the representations and warranties are inaccurate, that we will be able to recover damages from bulk account sellers in an amount sufficient to fully compensate us for any resulting losses. In addition, we may need to incorporate and maintain specialized equipment and knowledge in order to service customer accounts purchased, or pay to upgrade such customers to ADT equipment. If any of these risks materialize, our business, financial condition, results of operations, and cash flows could be materially adversely affected.
If we are unable to recruit and retain sufficient personnel at all levels of our organization, our ability to manage our business could be materially and adversely affected.
Our success depends in part upon the continued services of sufficient talent at all levels of our organization, including, our management team, sales representatives, installation and service technicians and call center talent. Our ability to recruit and retain sufficient talent for these positions is based on our reputation as a successful business with a culture of fairly hiring, training, and promoting qualified employees. However, our success could be impacted adversely by the competitive labor environment and require us to incur wages and benefits in excess of our planned expenditure. Labor shortages in 2021 made talent recruitment particularly challenging and competitive. In addition, we acquire businesses from time to time that have rates of employee attrition significantly higher than our own and we may experience difficulty or delay in hiring to fill positions due to these higher rates or in bringing the employee attrition rate of such acquired businesses to a level consistent with our own.

The loss, incapacity, or unavailability for any reason of sufficient personnel at any level of our organization, higher than expected payroll and other costs associated with the hiring and retention of sufficient talent at all levels of our organization and the inability or delay in hiring new employees, whether in management, sales, installation and service technicians, or call center personnel, could materially adversely affect our business financial condition, results of operations, and cash flows.
The loss of or changes to our senior management could disrupt our business.
Competition for senior management talent having security, home automation, and solar industry experience has increased. Factors that impact our ability to attract and retain senior management include compensation and benefits and our successful reputation as a top provider in these industries. Our success partly depends on our Chief Executive Officer, Mr. James D. DeVries’, ability, along with the ability of other senior management and key employees, to effectively implement our business strategies and to continue to identify and grow talent through our annual strategic talent planning process. In addition, the success of our newly acquired subsidiary, ADT Solar, partly depends on our Executive Vice President, Solar, Mr. Marc Jones, who is the founder of Sunpro Solar, as well as its management team. The unexpected loss of any member of our senior management team and the related loss of their knowledge of products, offerings, and industry experience, and the difficulty of quickly finding qualified senior management talent to replace any such loss, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Adverse developments in our collective bargaining agreements or other agreements with some employees could materially and adversely affect our business, results of operations, and financial condition.
As of December 31, 2021, approximately 1,350 of our employees at various sites, or approximately 5% of our total workforce, were represented by unions and covered by collective bargaining agreements. We are currently a party to approximately 23 collective bargaining agreements. Almost one-third of these agreements are up for renewal in any given year. We cannot predict the outcome of negotiations of the collective bargaining agreements covering our employees. If we are unable to reach new agreements or renew existing agreements, employees subject to collective bargaining agreements may engage in strikes, work slowdowns, or other labor actions, which could materially disrupt our ability to provide services. New labor agreements or the renewal of existing agreements may impose significant new costs on us, which could materially adversely affect our business, financial condition, results of operations, and cash flows in the future.
If we fail to maintain effective internal control over financial reporting at a reasonable assurance level, we may not be able to accurately report our financial results, which could have a material adverse effect on our operations, investor confidence in our business and the trading prices of our securities.
We may identify a material weakness in internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. If material weaknesses in our internal controls are discovered, they may adversely affect our ability to record, process, summarize and report financial information timely and accurately and, as a result, our financial statements may contain material misstatements or omissions.
In addition, it is possible that control deficiencies could be identified by our management or by our independent registered public accounting firm in the future or may occur without being identified. Such a failure could result in regulatory scrutiny, and cause investors to lose confidence in our reported financial condition, lead to a default under our indebtedness and otherwise have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Risks Related to Regulations and Litigation
If we fail to comply with constantly evolving laws, regulations, and industry standards addressing information and technology networks, privacy, and data security, we could face substantial penalties, liability, and reputational harm, and our business, operations, and financial condition could be materially adversely affected.
Along with our own confidential data and information retained in the normal course of our business, we or our partners collect and retain significant volumes of third party data, some of which is subject to certain laws and regulations. Our ability to analyze this data to provide the customer with an improved user experience is a valuable component of our services, but we cannot provide assurance that the data we require will be available from these sources in the future or that the cost of such data will not increase. If the data that we require is not available to us on commercially reasonable terms or at all, we may not be able to provide certain parts of our current or planned products and services, and our business, financial condition, results of operations, and cash flows could be materially adversely affected.

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
Examples of certain requirements we face include those with respect to the Health Insurance Portability Act, the California Consumer Privacy Act, the California Privacy Rights Act, the Colorado Privacy Act, the Virginia Consumer Data Protection Act, and the General Data Protection Regulation. These laws and regulations are examples of our need to comply with costly and complex requirements at state, federal, and international levels. As these requirements continue to evolve, and expand to additional jurisdictions, we may incur or be required to incur costs or change our business practices in a manner adverse to our business and failure to comply could result in significant penalties that may materially adversely affect our business, reputation, financial condition, results of operations, and cash flows.
Infringement of our intellectual property rights could negatively affect us.
We rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality provisions, and licensing arrangements to establish and protect our proprietary rights. We cannot guarantee, however, that the steps we have taken to protect our intellectual property rights will be adequate to prevent infringement of our rights or misappropriation of our intellectual property or technology. Adverse events affecting the use of our trademarks could affect our use of those trademarks and negatively impact our brands. In addition, if we expand our business outside of the U.S. in the future, effective patent, trademark, copyright, and trade secret protection may be unavailable or limited in some jurisdictions. Furthermore, our confidentiality agreements with certain of our employees and third parties to protect our intellectual property could be breached or otherwise may not provide meaningful protection for our confidential information, trade secrets, and know-how related to the design, manufacture, or operation of our products and services. In 2021, we initiated certain litigation to protect our intellectual property rights. These litigation actions may continue for long periods of time, may not be successful, or may result in impairment of certain of our intellectual property rights, and our need to continue to bring claims may be significant and may be indefinite. Any future proceedings on these or other matters could be burdensome and costly, and we may not prevail. Further, adequate remedies may not be available in the event of an unauthorized use or disclosure of our confidential information, trade secrets, or know-how. If we fail to successfully enforce our intellectual property rights, our competitive position could suffer, which could materially adversely affect our business, financial condition, results of operations, and cash flows.
Allegations that we have infringed upon the intellectual property rights of third parties could negatively affect us.
We may be subject to claims of intellectual property infringement by third parties. In particular, as our services have expanded, we have become subject to claims alleging infringement of intellectual property, including litigation brought by special purpose or so-called “non-practicing” entities that focus solely on extracting royalties and settlements by alleging infringement and threatening enforcement of patent rights. These companies typically have little or no business or operations, and there are few effective deterrents available to prevent such companies from filing patent infringement lawsuits against us. Our exposure to intellectual property infringement claims may increase as we continue to build our new proprietary platform announced in November 2020 or expand upon our existing intellectual property in the future. In addition, we rely on licenses and other arrangements with third parties covering intellectual property related to many of the products and services that we market. Notwithstanding these arrangements, we could be at risk for infringement claims from third parties. Additionally, our patent agreement with Tyco, which generally includes a covenant by Tyco not to bring an action against us alleging that the manufacture, use, or sale of any products or services in existence as of the date of our separation from Tyco infringes any patents owned or controlled by Tyco and used by us on or prior to such date, does not protect us from infringement claims for future product or service expansions. In general, if a court determines that one or more of our services infringes on intellectual property rights owned by others, we may be required to cease marketing those services, to obtain licenses from the holders of the intellectual property at a material cost or on unfavorable terms, or to take other potentially costly or burdensome actions to avoid infringing third-party intellectual property rights. The litigation process is costly and subject to inherent uncertainties, and we may not prevail in litigation matters regardless of the merits of our position. Intellectual property lawsuits or claims may become extremely disruptive if the plaintiffs succeed in blocking the trade of our products and services and may have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We may be subject to class actions and other lawsuits which may harm our business and results of operations.
We have and we may continue to be subject to class action litigation involving alleged violations of privacy, consumer protection laws, employment laws or other matters. In addition, we have previously been subject to securities class actions relating to our IPO, and we may in the future be subject to additional securities litigation in connection with our IPO, in connection with issues arising subsequent to the IPO, or in connection with issues that may have arisen prior to the acquisition of what was then The ADT Corporation. This type of litigation may be lengthy and may result in substantial costs and a diversion of management’s attention and resources. Results cannot be predicted with certainty, and an adverse outcome in such litigation could result in monetary damages or injunctive relief that could materially adversely affect our business, financial condition, results of operations, and cash flows.
In addition, we are currently and may in the future become subject to legal proceedings and commercial or contractual disputes other than class actions. These are typically claims that arise in the normal course of business including, without limitation, commercial or contractual disputes with our suppliers, intellectual property matters, third-party liability matters, which may include product liability claims, automobile negligence claims and property/casualty claims, and employment law matters. There is a possibility that such claims may have a material adverse effect on our business, financial condition, results of operations, and cash flows that is greater than we anticipate and/or negatively affect our reputation.
Increasing government regulation of telemarketing, email marketing, door-to-door sales, and other marketing methods may increase our costs and restrict the operation and growth of our business.
We rely on telemarketing, email marketing, door-to-door sales, and other marketing channels, including social media conducted internally and through third parties to generate a substantial number of leads for our business, all of which are subject to federal, state and local regulation. Telemarketing and email marketing activities are subject to an increasing amount of regulation in the U.S. Regulations have been issued by the FTC and the FCC that place restrictions on unsolicited telephone calls to residential and wireless telephone customers, whether direct dial or by means of automatic telephone dialing systems, prerecorded, or artificial voice messages and telephone fax machines, and require us to maintain a “do not call” list and to train our personnel to comply with these restrictions. The FTC regulates sales practices generally and email marketing and telemarketing specifically, including through their consent decree on ADT that regulates our use of social media influencers and celebrities, and has broad authority to prohibit a variety of advertising or marketing practices that may constitute “unfair or deceptive acts or practices.” Most of the statutes and regulations in the U.S. applicable to telemarketing and email marketing allow a private right of action for the recovery of damages or provide for enforcement by the FTC and FCC, state attorneys general, or state agencies permitting the recovery of significant civil or criminal penalties, costs and attorneys’ fees if regulations are violated. We strive to comply with all such applicable regulations, but can provide no assurance that we, our authorized dealers or third parties that we rely on for telemarketing, email marketing, and other lead generation activities will be in compliance with all applicable regulations at all times. Although our contractual arrangements with our authorized dealers, affinity marketing partners, and other third parties generally require them to comply with all such regulations and to indemnify us for damages arising from their failure to do so, we can provide no assurance that the FTC and FCC, private litigants, or others will not attempt to hold us responsible for any unlawful acts conducted by our authorized dealers, affinity marketing partners and other third parties or that we could successfully enforce or collect upon any indemnities. Additionally, certain FCC rulings and FTC enforcement actions may support the legal position that we may be held vicariously liable for the actions of third parties, including any telemarketing violations by our independent, third-party authorized dealers that are performed without our authorization or that are otherwise prohibited by our policies. The FCC, FTC, and state agencies have relied on certain actions to support the notion of vicarious liability, including, but not limited to, the use of our brand or trademark, the authorization or approval of telemarketing scripts, or the sharing of consumer prospect lists. Changes in such regulations or the interpretation thereof that further restrict such activities could result in a material reduction in the number of leads for our business and could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Our business operates in a regulated industry and any new, or changes to existing, laws or regulations, or our failure to comply with any such rules or regulations could be costly to us, harm our business and operations, and impede our ability to grow our existing business, any new businesses that we acquire, or investment opportunities that we pursue.
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
Increased public awareness and concern regarding global climate change may result in more international, regional, and/or federal or other requirements or expectations that could mandate more restrictive or expansive standards than existing regulations. There continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty, as well as consumer and investor unease. We or our suppliers may be required to make increased capital expenditures to improve our services or product portfolio to meet new regulations and standards. Further, our customers and the markets we serve may impose environmental standards through regulation, market-based emissions policies, or consumer preference that we may not be able to timely meet due to the required level of capital investment or technological advancement. There can be no assurance that our compliance or our efforts to improve our services or products will be successful, and there can be no assurance that proposed regulation or deregulation will not have a negative competitive impact, or that economic returns will reflect our investments in new product development. If environmental laws or regulations are either changed or adopted and impose significant operational restrictions and compliance requirements upon our business or products, our business, financial condition, results of operations, and cash flows could be materially adversely affected.
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
We must also comply with numerous federal, state, and local laws and regulations that govern matters relating to our interactions with residential customers, including those pertaining to privacy and data security, consumer financial and credit transactions, home improvement contracts, warranties, and door-to-door solicitation. These laws and regulations are dynamic and subject to potentially differing interpretations, and various federal, state, and local legislative and regulatory bodies may initiate investigations, expand current laws or regulations, or enact new laws and regulations, regarding these matters. As we expand our product and service offerings and enter into new jurisdictions, we may be subject to more expansive regulation and oversight. For example, as a result of internal growth and through our acquisition of various commercial businesses, we are expanding commercial offerings and exploring markets outside of the U.S., and we will need to identify and comply with laws and regulations that apply to such services and our operations generally in the relevant jurisdictions. In addition, any financing or lending activity will subject us to various rules and regulations, such as the U.S. federal Truth in Lending Act and analogous state legislation. Also, as we continue to expand our sales to government entities, we will be subject to additional contracting regulations, disclosure obligations, and various civil and criminal penalties, among other things, in a significant manner that we are not subject to today.
In addition, and in connection with our acquisition of Sunpro Solar, the installation of solar energy systems requires employees to work at heights with complicated and potentially dangerous systems. There is risk of serious injury or death if proper safety procedures are not followed. ADT Solar operations are subject to regulation under OSHA, and equivalent state laws. Changes to OSHA requirements, or stricter interpretation or enforcement of existing laws or regulations, could result in increased costs. Failure to comply with applicable OSHA regulations or other federal, state, and local laws and regulations related to any aspect of the ADT Solar business, even if no work-related serious injury or death occurs, may result in civil or criminal enforcement and substantial penalties, significant capital expenditures, or suspension or limitation of operations. Any such accidents, citations, violations, injuries, or failure to comply with industry best practices may result in adverse publicity, which could damage our reputation and competitive position, and may adversely affect our business.
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
Federal, state, and local government regulations and policies concerning the electric utility industry, and internal policies and regulations promulgated by electric utilities, heavily influence the market for electricity generation products and services. These regulations and policies often relate to electricity pricing and the interconnection of customer-owned electricity generation. In the U.S., governments and utilities continuously modify these regulations and policies. These regulations and policies could deter potential customers from purchasing renewable energy, including solar energy systems. This could result in a significant reduction in the potential demand for ADT Solar energy systems.
Market prices of retail electricity generated by utilities or other energy sources could decline for a variety of reasons. Any such declines in retail prices of electricity or changes in customer preferences would adversely impact our business. In addition, depending on the region, electricity generated by solar energy systems competes most effectively with expensive peak-hour electricity from the electric grid rather than the less expensive average price of electricity. Modifications to the utilities’ peak hour pricing policies or rate design, such as a flat rate, would require us to lower the price of solar energy systems to compete with the price of electricity from the electric grid.
Our solar sales model may rely on net metering and related policies to offer competitive pricing to customers, and changes to such policies may significantly reduce demand for our solar offerings.
Net metering policies are designed to allow homeowners to serve their own energy load using on-site generation. Electricity that is generated by a solar energy system and consumed on-site avoids a retail energy purchase from the applicable utility, and excess electricity that is exported back to the electric grid generates a retail credit within a homeowner’s monthly billing period. At the end of the monthly billing period, if the homeowner has generated excess electricity within that month, the homeowner typically carries forward a credit for any excess electricity to be offset against future utility energy purchases. At the end of an annual billing period or calendar year, utilities either continue to carry forward a credit, or reconcile the homeowner’s final annual or calendar year bill using different rates (including zero credit) for the exported electricity.
Utilities, their trade associations, and fossil fuel interests in the country are currently challenging net metering policies, and seeking to eliminate them, cap them, reduce the value of the credit provided to homeowners for excess generation, or impose charges on homeowners that have net metering.
In addition, any changes to government or internal utility regulations and policies that favor electric utilities could reduce ADT Solar’s competitiveness and cause a significant reduction in demand for our products and services. For example, certain jurisdictions have proposed assessing fees on customers purchasing energy from solar energy systems or imposing a new charge that would disproportionately impact solar energy system customers who utilize net metering, either of which would increase the cost of energy to those customers and could reduce demand for solar energy systems. Similar government or utility policies adopted in the future could reduce demand for our products and services, increase the operational burdens to install solar systems, increase the amount of time between the sale and installation of solar systems, and adversely impact growth and timing of revenue recognition. Any such changes to existing government regulations or policies, or the imposition of new regulations and policies that increase the cost of solar systems, whether directly or indirectly, to our customers, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Interconnection limits or circuit-level caps imposed by regulators may significantly reduce our ability to sell solar systems and energy storage solutions in certain markets or slow interconnections, harming our growth rate and customer satisfaction scores.
Interconnection rules establish the circumstances in which rooftop solar will be connected to the electricity grid. Interconnection limits or circuit-level caps imposed by regulators may curb our growth in key markets. Utilities throughout the country have different rules and regulations regarding interconnection and some utilities cap or limit the amount of solar energy that can be interconnected to the grid. Solar systems generally do not provide power to customers until they are interconnected to the grid.
Interconnection regulations are based on claims from utilities regarding the amount of solar energy that can be connected to the grid without causing grid reliability issues or requiring significant grid upgrades.

The ADT Solar business may rely on the availability of rebates, tax credits, and other financial incentives. The expiration, elimination, or reduction of these rebates, credits, and incentives could adversely impact our business.
U.S. federal, state, and local government bodies provide incentives to end users, distributors, system integrators, and manufacturers of solar energy systems to promote solar electricity in the form of rebates, tax credits, and other financial incentives such as system performance payments and payments for renewable energy credits associated with renewable energy generation. ADT Solar may rely on these governmental rebates, tax credits, and other financial incentives to market solar systems and energy storage solutions to customers. However, these incentives may expire on a particular date, end when the allocated funding is exhausted, or be reduced or terminated as solar energy adoption rates increase. These reductions or terminations often occur without warning.
Reductions in, or eliminations/expirations of, governmental incentives could adversely impact our sales, increase cost of materials, and reduce the size of our addressable market, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Specifically, future results of operations may be impacted by the potential discontinuation or material reduction or other change in the federal solar tax credit (the “ITC”). The ITC currently allows for a qualifying homeowner to deduct 26% of the cost of installing residential solar systems from their U.S. federal income taxes, thereby returning a material portion of the purchase price of the residential solar system to homeowners. Congress has extended the ITC expiration date multiple times including, most recently, in December 2020. Under the terms of the current extension, the ITC will remain at 26% through the end of 2022, reduce to 22% for 2023, and further reduce to 0.0% after the end of 2023 for residential solar systems, unless it is extended before that time. Although the ITC has been extended several times, there is no guarantee that it will be extended beyond 2023.
We could be assessed penalties for false alarms.
Some local governments impose assessments, fines, penalties, and limitations on either customers or the alarm companies for false alarms. Certain municipalities have adopted ordinances under which both permit and alarm dispatch fees are charged directly to the alarm companies. Our alarm service contracts generally allow us to pass these charges on to customers, but we may not be able to collect these charges if customers are unwilling or unable to pay them and our customers may elect to terminate or not renew our services if assessments, fines, or penalties for false alarms become significant. If more local governments impose assessments, fines, or penalties, or our customers refuse to reimburse us for such charges or terminate or fail to renew their services with us because of these charges, our business, financial condition, results of operations, and cash flows could be materially adversely affected.
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
Our interactive and home automation services are primarily accessed through the Internet and our security monitoring services, including those utilizing video streaming, are increasingly delivered using Internet technologies. Users who access our services through mobile devices, such as smart phones, laptops, and tablet computers must have a high-speed Internet connection, such as broadband, 4G/LTE, or 5G, to use our services. Currently, this access is provided by telecommunications companies and Internet access service providers that have significant and increasing market power in the broadband and Internet access marketplace. In the absence of government regulation, these providers could take measures that affect their customers’ ability to use our products and services, such as degrading the quality of the data packets we transmit over their lines, giving our packets low priority, giving other packets higher priority than ours, blocking our packets entirely, or attempting to charge their customers more for using our products and services. To the extent that Internet service providers implement usage-based pricing, including meaningful bandwidth caps, or otherwise try to monetize access to their networks, we could incur greater operating expenses and customer acquisition and retention could be negatively impacted, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Furthermore, to the extent network operators were to create tiers of Internet access service and either charge us for or prohibit our services from being available to our customers through these tiers, our business could be negatively impacted. Some of these providers also offer products and services that directly compete with our own offerings, which could potentially give them a competitive advantage. In addition, the FCC recently rolled back net neutrality protections in the U.S. as described below and most other countries have not adopted formal net neutrality or open Internet rules.
In December 2017, the FCC re-classified broadband Internet access service as an unregulated information service and repealed the specific rules against blocking, throttling, or “paid prioritization” of content or services. It retained a rule requiring Internet service providers to disclose their practices to consumers, entrepreneurs and the FCC. This elimination of net neutrality rules and any further changes to the rules could affect the market for broadband Internet access service in a way that impacts our business and could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Given the nature of our business, we are exposed to greater risks of liability for employee acts or omissions or system failures than may be inherent in other businesses.
If a customer or third-party believes that it has suffered harm to person or property due to an actual or alleged act or omission of one of our authorized dealers, independent contractors, employees or other agents, or due to a security or interactive system failure, they (or their insurers) may pursue legal action against us, and the cost of defending the legal action and of any judgment against us could be substantial. In particular, because our products and services are intended to help protect lives and real and personal property, we may have greater exposure to litigation risks than businesses that provide other commercial, consumer, and small business products and services. In the event of litigation with respect to such matters, it is possible that the risk-mitigation provisions in our standard customer contracts may be deemed not applicable or unenforceable and, regardless of the ultimate outcome, we may incur significant costs of defense that could materially adversely affect our business, financial condition, results of operations, and cash flows, and there can be no assurance that any such defense efforts will be successful.
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
Our business would be adversely affected if certain of our independent contractors were classified as employees.
We rely on third-party independent contractors in addition to our existing workforce to perform certain tasks including installation and service of our customer alarm systems. From time to time, we are involved in lawsuits and claims that assert that certain independent contractors should be treated as our employees. The state of the law regarding independent contractor status varies from state to state and is subject to change based on court decisions, legislation, and regulation. If any of our independent contractors or our subcontractors were classified as employees, such individuals could become entitled to the reimbursement of certain expenses and to the benefit of wage-and-hour laws, result in ADT being liable for employment and withholding tax and benefits for such individuals, and result in ADT being liable to such individuals for violations of other laws protecting employees. Any such determination could result in a material reduction of the number of subcontractors we can use for our business or significantly increase our costs to serve our customers, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Existing or new tariffs and other trade restrictions imposed on imports from China or other countries where much of our end-user equipment is manufactured, or any counter-measures taken in response, may harm our business and results of operations.
New tariffs imposed on imports from China, where certain components included in our end-user equipment are manufactured, and any counter-measures taken in response to such new tariffs, may harm our business and results of operations. In 2018 and 2019, the U.S. federal government imposed tariffs on certain alarm equipment components manufactured in China, and on other categories of electronic equipment manufactured in China that we install in our customers’ premises, such as batteries and thermostats, as well as imported solar energy equipment. Certain of these tariffs are as high as 25% and such tariffs have increased our costs for such equipment as a result of some or all of such new tariffs being passed on to us by the sellers of such equipment. If any or all of the costs of these tariffs continue to be passed on to us by the sellers of our end-user equipment, we may be required to raise our prices, which could result in the loss of customers and harm our business and results of operations. Alternatively, we may seek to find new sources of end-user products, which may result in higher costs and disruption to our business. In addition, the U.S. federal government’s 2018 National Defense Authorization Act imposed a ban on the use of certain surveillance, telecommunications, and other equipment manufactured by certain of our suppliers based in China, to help protect critical infrastructure and other sites deemed to be sensitive for national security purposes in the U.S. This federal government ban implemented in August 2019, and the ban on use of certain covered equipment by federal contractors implemented in August 2020, has required us to find new sources of end-user products, which may result in higher costs and disruption to our business. It is also possible additional tariffs will be imposed on imports of equipment that we install in end-user premises, or that our business will be impacted by retaliatory trade measures taken by China or other countries, causing us to raise our prices or make changes to our business, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
In addition, in November 2021, President Biden signed the Secure Equipment Law into effect, which will require the FCC to adopt rules stating that they will no longer review or give licenses to the equipment that makes use of radio frequencies manufactured by companies believed to pose a national security threat, including Huawei, ZTE, Dahua, and Hikvision. This could impact ADT’s ability to source products compatible with a customer’s existing system, or make repairs if new, compatible equipment cannot be sourced. We are also subject to supply chain disruptions should we learn that any one of our suppliers is in violation of legislation such as the Uyghur Forced Labor Prevention Act signed into law in December 2021, which bans the import of goods based on their method of production, such as through the use of forced labor, or otherwise. Any inability to source product, product parts, or other components required by our business in a timely and cost effective manner could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Risks Related to Macroeconomic and Related Factors
General economic conditions can affect our business, and we are susceptible to changes in the business economy, in the housing market, and in business and consumer discretionary income, which may inhibit our ability to grow our customer base and impact our results of operations.
Demand for our products and services is affected by the general economy, the business environment, and the turnover in the housing market, among other things. Downturns in the general economy, the business environment, and the housing market would reduce opportunities to make sales of our products and services. Downturns in the rate of the sale of new and existing homes, which we believe drives a substantial portion of our new customer volume in any given year, and downturns in the rate of commercial property development, which drives demand for our commercial offerings, would reduce opportunities to make sales of new security, fire, home automation, and solar systems and services and reduce opportunities to take over existing security, fire, and home automation systems. Recoveries in the housing market increase the occurrence of relocations, which may lead to customers disconnecting service and not contracting with us in their new homes.
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

Rising interest rates or increased consumer lender fees could adversely impact our sales, profitability, and our financing costs
Our solar sales business model relies on customers financing the purchase price of their system through third-party lenders. Those lenders charge us fees on the principal balance of those loans. Rising interest rates may increase the lenders’ cost of capital and those increased costs will result in an increase in the fees charged to us. Any increase in those fees will have an adverse impact on our ability to offer attractive pricing on our solar offerings to customers, which could negatively impact sales and profitability of our solar energy offerings.
We are subject to credit risk and other risks associated with our customers and dealers.
A substantial part of our revenue is derived from the recurring monthly revenue due from customers under alarm monitoring contracts. Therefore, we are dependent on our customers’ ability and willingness to pay amounts due under alarm monitoring contracts in a timely manner. Although customers are contractually obligated to pay amounts due under an alarm monitoring contract and are generally contractually obligated to pay cancellation fees if they prematurely cancel the contract during its initial term (typically between two and five years), customers’ payment obligations are unsecured, which could impair our ability to collect any unpaid amounts from our customers. To the extent customer payment defaults under alarm monitoring contracts are greater than anticipated, our business, financial condition, results of operations, and cash flows could be materially adversely affected.
We have introduced and will continue to explore different commercial terms for our products and services, such as increasing or otherwise changing the amount of up-front payments, providing different financing options, such as retail installment contracts for the amount of up-front payments associated with our transactions, or offering longer or shorter contract term options. These options could increase the credit risks associated with our customers, and the introduction of, or transition to, different options could result in quarterly revenue and expense fluctuations that are significantly greater than our historic patterns. While we intend to manage such credit risk by evaluating the credit quality of customers eligible for our financing options and non-standard term lengths, our efforts to mitigate risk may not be sufficient to prevent an adverse effect on our business, financial condition, results of operations, and cash flows.
Some of these customer financing options may be supported by financing arrangements with third parties, including uncommitted receivables securitization financing agreements, which may impose or result in limitations on the products and services we offer that are financed under such arrangements. These limitations may adversely affect our relationships with customers, and may subject us to risk with respect to our ability to generate current levels of cash flow should, for example, such arrangements be terminated. Either result could have an adverse effect on our business, financial condition, results of operations, and cash flows.
Offering more commercial term and financing options, and transitions between such options, may introduce operational complexity, require the devotion of resources that could otherwise be deployed elsewhere, and may increase market valuation risks due to differences in the financial treatment of different offerings. Such increased offerings or transitions between different offerings or equipment ownership models could also result in customer confusion or dissatisfaction, limit or remove our ability to offer “free device” promotions or other customer satisfaction programs, and may provide competitors with the opportunity to target our existing and potential clients by offering such “free device” or other promotions that we may be unable to offer under our own programs. Any of the foregoing could adversely affect our business, financial condition, results of operations, and cash flows.
Under the standard alarm monitoring contract acquisition agreements that we enter into with our dealers, if a customer terminates his or her service with us during the first thirteen months after we have acquired the alarm monitoring contract, the dealer is typically required to substitute with a compatible alarm monitoring contract or compensate us in an amount based on the original acquisition cost of the terminating alarm monitoring contract. We are subject to the risk that dealers will breach these obligations. Although we generally withhold specified amounts from the acquisition cost paid to dealers for alarm monitoring contracts (“holdback”), which may be used to satisfy or offset these and other applicable dealer obligations under the alarm monitoring contract acquisition agreements, there can be no guarantee that these amounts will be sufficient to satisfy or offset the full extent of the default by a dealer of its obligations under its agreement. If the holdback proves insufficient to cover dealer obligations, we are also subject to the credit risk that the dealers may not have sufficient funds to compensate us or that any such dealer will otherwise breach its obligation to compensate us for a terminating alarm monitoring contract. To the extent defaults by dealers of the obligations under their agreements are greater than anticipated, our business, financial condition, results of operations, and cash flows could be materially adversely affected.

Goodwill and other identifiable intangible assets represent a significant portion of our total assets, and we may never realize the full value of our intangible assets.
As of December 31, 2021, we had a carrying value of goodwill and other identifiable intangible assets of approximately $11.4 billion. We review goodwill and indefinite lived intangible assets for impairment at least annually. We review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset or asset group may not be fully recoverable. Impairment may result from, among other things, deterioration in performance; adverse market conditions; adverse changes in applicable laws or regulations, including changes that restrict the activities of or affect the products and services we offer; challenges to the validity of certain registered intellectual property; reduced sales of certain products or services incorporating registered intellectual property; increased attrition; and a variety of other factors. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of goodwill or other identifiable intangible assets could have a material adverse effect on our financial condition and results of operations.
We have significant deferred tax assets, and any impairments of or valuation allowances against these deferred tax assets in the future could materially adversely affect our results of operations, financial condition, and cash flows.
We are subject to income taxes in the U.S. (and in Canada up to the time of sale of ADT Canada and for back years as per the sale agreement with respect to the sale of ADT Canada), and in various state, territorial, provincial, and local jurisdictions. The amount of income taxes we pay is subject to our interpretation and application of tax laws in jurisdictions in which we file. Changes in current or future laws or regulations, the imposition of new or changed tax laws or regulations, or new related interpretations by taxing authorities in the jurisdictions in which we file could materially adversely affect our business, financial condition, results of operations, and cash flows.
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
Because our ability to fully utilize the NOL carryforwards of our entities is subject to the limitations under Section 382 of the IRC, it is also possible that future changes in the direct or indirect ownership in our equity might result in additional ownership changes that may trigger the imposition of additional limitations under Section 382 of the IRC with respect to these tax attributes.
In addition, audits by the U.S. Internal Revenue Service (“IRS”) as well as state, territorial, provincial, and local tax authorities could reduce our tax attributes and/or subject us to tax liabilities if tax authorities make adverse determinations with respect to our NOL or tax credits carryforwards. Any future disallowance of some or all of our tax credits or NOL carryforwards as a result of legislative change could materially adversely affect our tax obligations. Any increase in taxation or limitation of benefits could have a material adverse effect on our business, financial condition, results of operations, or cash flows.
In connection with the Tax Cuts and Jobs Act of 2017 (“Tax Reform”), a new limitation under IRC Section 163(j) was imposed on the amount of interest expense allowed as a deduction in our tax returns each year. The amounts disallowed each year can be carried forward indefinitely and used in subsequent years if an excess limitation exists. We have begun to accumulate a significant deferred tax asset related to this disallowed interest carryforward. However, there is a risk that we will not recognize the benefit of this deferred tax asset in the foreseeable future due to our annual interest expense exceeding the imposed limitation. We may need to record a valuation allowance against this deferred tax asset in the future as the deferred tax asset grows, which may have a material adverse effect on our future financial condition and results of operations. We expect to have NOLs available for another three to five years, after which there is a risk that the interest disallowance may have a material adverse impact on our financial condition, results of operations, and cash flows.

Risks Related to Our Indebtedness
Our substantial indebtedness limits our financial and operational flexibility and could materially adversely affect our business, financial condition, results of operations, and cash flows.
As of December 31, 2021, we had $9.8 billion face value of outstanding indebtedness, excluding finance leases, and we may increase our debt level at any time. Such substantial indebtedness negatively impacts our business because:
•a significant portion of our cash flow is used to service our debt, and therefore impedes our ability to grow the business or fuel innovation;
•restrictive covenants under our debt arrangements could prevent us from borrowing additional funds for working capital, capital expenditures, and debt service requirements, which could result in a default, an inability to fund our strategic initiatives, an inability to declare and pay dividends, or otherwise preclude us from undertaking actions that are in the best interests of our Company and our stockholders;
•we may be required to make non-strategic divestitures to fund our debt servicing needs;
•an increase in interest rates could significantly increase the cost of our variable rate debt and make any refinancing of our current fixed rate debt significantly more costly. In addition, we have interest rate swap contracts to hedge our interest rate exposure which may not be effective. Our variable rate debt and our interest rate swap contracts are based on the London Interbank Offered Rate (“LIBOR”). With the phase out of LIBOR and the transition to an alternative successor reference rate such as the Secured Overnight Financing Rate (“SOFR”), we may experience a negative impact on our cost of financing;
•any refinancing could be on terms or with conditions that limit our ability to successfully conduct business in the future; and
•any inability to service or refinance our debt or acceleration of debt due could result in default which could result in all of our outstanding debt becoming due and payable, an inability to access our revolving credit facility, foreclosure against our assets, and bankruptcy or liquidation.
We can provide no assurance that our business will generate sufficient cash flow from operations to service or repay our debt, or that we will have the ability to issue new debt, draw on our revolving credit facility or fund other alternative sources of funds to satisfy our obligations. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, could result in a material adverse effect on our business, financial condition, results of operations, and cash flows and could negatively impact our ability to satisfy our obligations under our indebtedness.
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
The market price of our common stock could vary significantly as a result of a number of factors, some of which are beyond our control. In the event of a drop in the market price of our common stock, you could lose a substantial part or all of your investment in our common stock. Among others, the following factors could affect our stock price:
•our business performance and prospects, including the success of our partnership with Google and our acquisition of Sunpro Solar;
•sales of our common stock, or the perception that such sales may occur, by us or by our stockholders, including our controlling stockholder Apollo, which has already and may continue to sell shares in registered offerings pursuant to demand registrations requests, Google, or any of the recipients of our common stock upon our acquisitions of Defenders and Sunpro Solar;
•quarterly variations in the rates of growth of our operating and financial indicators, such as net income per share, net income and revenues;
•any failure to achieve near or long term goals we have publicly disclosed for our operating and financial performance; and
•the realization of any risks described under this “Risk Factors” section, or other risks that may materialize in the future.
The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. Such litigation, if instituted against us, could result in very substantial costs, divert our management’s attention and resources, and harm our business, financial condition, results of operations, and cash flows.
We continue to be controlled by Apollo, and Apollo’s interests may conflict with our interests and the interests of other stockholders.
Apollo has the power to elect a majority of our directors. Therefore, individuals affiliated with Apollo will have effective control over the outcome of votes on all matters requiring approval by our stockholders, including entering into significant corporate transactions such as mergers, tender offers, and the sale of all or substantially all of our assets and issuance of additional debt or equity. The interests of Apollo and its affiliates, including funds affiliated with Apollo, could conflict with or differ from our interests or the interests of our other stockholders. For example, the concentration of ownership held by funds affiliated with Apollo could delay, defer, or prevent a change in control of our company or impede a merger, takeover, or other business combination which may otherwise be favorable for us. Additionally, Apollo and its affiliates are in the business of making investments in companies and may, from time to time, acquire and hold interests in or provide advice to businesses that compete directly or indirectly with us, or are suppliers or customers of ours. Apollo and its affiliates may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. Any such investment may increase the potential for the conflicts of interest discussed in this risk factor. So long as funds affiliated with Apollo continue to directly or indirectly own a significant amount of our equity, even if such amount is less than 50%, Apollo and its affiliates will continue to be able to substantially influence or effectively control our ability to enter into corporate transactions. In addition, as long as Apollo beneficially owns a majority of our common stock, Apollo will control all matters requiring stockholder approval including the election of directors or amendments to any certificate of incorporation which would impede the ability to undertake a change in control and otherwise negatively impact our stock price.
We are a “controlled company” within the meaning of the NYSE rules and, as a result, qualify for and intend to continue to rely on exemptions from certain corporate governance requirements.
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
We intend to continue utilizing these exemptions as long as we remain a controlled company. Accordingly, stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.
If we fail to establish and achieve the objectives of our ESG program consistent with investor, customer, employee, or other stakeholder expectations, we may not be viewed as an attractive investment, service provider, workplace, or business, which could have a negative effect on our Company.
Investors are placing a greater emphasis on non-financial factors, including ESG, when evaluating investment opportunities. In 2021, we began to formalize our ESG program and released our first publicly-available Sustainable Accounting Standards Board (“SASB”) Index report as we continue to expand this program throughout the Company. If we are unable to provide sufficient disclosure about our ESG practices, or if we fail to establish and achieve the objectives of our ESG program, which could include targets or commitments, consistent with investor, customer, employee, or other stakeholder expectations, we may not be viewed as an attractive investment, service provider, workplace, or business, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
•empowering only the board to fill any vacancy on our board of directors (other than in respect of a director designated by Apollo), whether such vacancy occurs as a result of an increase in the number of directors or otherwise;
•authorizing the issuance of “blank check” preferred stock with all terms established by the board of directors in its sole discretion without any need for action by stockholders, which could delay or prevent a change in control of the company;
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

Additionally, Section 203 of the Delaware General Corporation Law (“DGCL”) prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, unless the business combination is approved in a prescribed manner. An interested stockholder includes a person, individually or together with any other interested stockholder, who within the last three years has owned 15% of our voting stock. Our amended and restated certificate of incorporation includes a provision that restricts us from engaging in any business combination with an interested stockholder for three years following the date that person becomes an interested stockholder. Such restrictions do not apply to any business combination between Apollo and any affiliate thereof or their direct and indirect transferees, on the one hand, and us, on the other.
Our amended and restated certificate of incorporation provides for exclusive forum provisions which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes.
Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Chancery Court of the State of Delaware shall be, to the fullest extent permitted by law, the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf; (b) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or stockholders; (c) any action asserting a claim arising pursuant to any provision of the DGCL or of our amended and restated certificate of incorporation or our amended and restated bylaws; or (d) any action asserting a claim against us or any of our directors or officers governed by the internal affairs doctrine. In addition, our amended and restated certificate of incorporation also provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. The exclusive forum provision in our amended and restated certificate of incorporation does not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. To the extent that any such claims may be based upon federal law claims, Section 27 of the Exchange Act creates federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of and, to the fullest extent permitted by law, to have consented to the provisions described in this paragraph.
Our amended and restated certificate of incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities.
Funds affiliated with or managed by Apollo and certain other investors in our indirect parent entities (“Co-Investors”) received certain rights, including the right to designate one person to serve as a director (such director, the “Co-Investor Designee”) as long as such Co-Investor’s ownership exceeds a specified threshold. As of the date of this Annual Report, one Co-Investor has the right to designate a Co-Investor Designee. Under our Stockholders Agreement with Prime Security Services TopCo Parent L.P., dated January 23, 2018, as amended, Ultimate Parent has the right, but not the obligation, to nominate the Co-Investor Designee to serve as a member of our board of directors. Ultimate Parent’s right to nominate the Co-Investor Designee is in addition to Ultimate Parent’s right to nominate a specified percentage of the directors (“Apollo Designees”) based on the percentage of our outstanding common stock beneficially owned by Apollo.
Under our amended and restated certificate of incorporation, none of Apollo, the one Co-Investor that maintains a right to appoint a director, or any of their respective portfolio companies, funds, or other affiliates, or any of their officers, directors, agents, stockholders, members, or partners have any duty to refrain from engaging, directly or indirectly, in the same business activities, similar business activities, or lines of business in which we operate. In addition, our amended and restated certificate of incorporation provides that, to the fullest extent permitted by law, no officer or director of ours who is also an officer, director, employee, managing director, or other affiliate of Apollo or the Co-Investor will be liable to us or our stockholders for breach of any fiduciary duty by reason of the fact that any such individual directs a corporate opportunity to Apollo or the Co-Investor, as applicable, instead of us, or does not communicate information regarding a corporate opportunity to us that the officer, director, employee, managing director, or other affiliate has directed to Apollo or the Co-Investor, as applicable. As of the date of this Annual Report, this provision of our amended and restated certificate of incorporation relates only to the Apollo Designees and the Co-Investor Designee. There are currently twelve directors of our Company, six of whom are Apollo Designees and one of whom is a Co-Investor Designee. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations, cash flows, or prospects if attractive corporate opportunities are allocated by Apollo or the Co-Investor to itself or their respective portfolio companies, funds, or other affiliates instead of to us.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
As of December 31, 2021, we leased approximately 3.6 million square feet of space in the U.S., including approximately 140 thousand square feet for our corporate headquarters in Boca Raton, Florida, primarily under long-term operating leases with third parties. We also own approximately 500 thousand square feet of space in the U.S.
Our properties primarily include our field locations and support centers. We have a network of over 250 sales and service offices and three regional distribution centers, which are supported by 17 multi-use sales, customer, and field support locations housing our nine UL-listed monitoring centers and four national sales centers. While select locations may primarily support one segment or market, such as our NAOC which supports our Commercial business, these multi-use locations primarily support our business as a whole.
We evaluate the suitability, adequacy, productive capacity, and utilization of our existing principal physical properties, including the evaluation of any impact from the COVID-19 Pandemic. During 2020, we implemented a temporary work from home strategy as a result of the COVID-19 Pandemic, and a portion of our employees continue to work from home under our temporary arrangement. The success of this initiative may allow us to transition some of our workforce to a permanent work from home environment, including a portion of our call center employees, which may result in changes to our physical property needs. As a result, we may be able to reduce our number of fixed physical locations, which we believe will reduce operating expenses while providing a significant benefit for our employees.
We continue to believe our properties are adequate and suitable for our business as presently conducted and are adequately maintained.
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
Additional information in response to this Item is included in Note 12 “Commitments and Contingencies” in the Notes to Consolidated Financial Statements and is incorporated by reference into Part I of this Annual Report. Our consolidated financial statements and the accompanying Notes to Consolidated Financial Statements are filed as part of this Annual Report under Item 15 “Exhibit and Financial Statement Schedules” and are set forth beginning on page F-1 immediately following the signature pages of this Annual Report.
ITEM 4. MINE SAFETY DISCLOSURES.
Not Applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information and Stockholders of Record
We have two classes of common stock outstanding, Common Stock and Class B Common Stock.
Common Stock - Prior to our IPO in January 2018, there was no public market for shares of Common Stock. Our Common Stock is listed on the NYSE under the symbol “ADT.”
As of February 22, 2022, the number of stockholders of record of Common Stock was 121, which does not include the number of stockholders who hold our Common Stock through banks, brokers, and other financial institutions.
Class B Common Stock - In September 2020, we sold and issued 54,744,525 shares of Class B Common Stock at a price of $8.22 per share to Google in a private transaction pursuant to Section 4(a)(2) of the Securities Act. Shares of Class B Common Stock are convertible on a share-for-share basis into shares of Common Stock at the option of the holder, subject to certain conditions. There is no established public trading market for shares of Class B Common Stock, and Google is the only stockholder of record.
Stock Performance Graph
The information contained in this section shall not be deemed “soliciting material” or to be “filed” with the SEC or incorporated by reference in future filings with the SEC, or otherwise subject to the liabilities under Section 18 of the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.
The following graph and table provide a comparison of the cumulative total stockholder return on our Common Stock from January 19, 2018 (first day of trading following the effective date of our IPO) through December 31, 2021, to the returns of the Standard & Poor's (“S&P”) 500 Index and the S&P North America Commercial & Professional Services Index, a peer group. The graph and table assume that $100 was invested on January 19, 2018 in each of our Common Stock, the S&P 500 Index, and the S&P North America Commercial & Professional Services Index, and assume any dividends were reinvested. The graph is not, and is not intended to be, indicative of future performance of our Common Stock.
Comparison of Cumulative Total Return

Date	ADT Inc.	S&P 500 Index	S&P North America Commercial & Professional Services Index
1/19/2018	$100.00	$100.00	$100.00
6/30/2018	$70.40	$97.58	$100.73
12/31/2018	$49.35	$90.89	$94.87
6/30/2019	$50.82	$107.74	$123.49
12/31/2019	$72.00	$119.50	$131.83
6/30/2020	$73.42	$115.81	$131.84
12/31/2020	$72.80	$141.47	$162.69
6/30/2021	$100.79	$163.03	$181.11
12/31/2021	$79.25	$182.04	$212.05
Recent Sales of Unregistered Equity Securities
There were no sales of unregistered equity securities during the three months ended December 31, 2021 other than in connection with the Sunpro Solar Acquisition in December 2021 as previously disclosed in our Current Reports on Form 8-K filed with the SEC on November 9, 2021 and December 9, 2021.
Use of Proceeds from Registered Equity Securities
We did not receive any proceeds from sales of registered equity securities during the three months ended December 31, 2021.
Issuer Purchases of Equity Securities
On February 27, 2019, we approved a share repurchase program (the “Share Repurchase Program”), which authorized us to repurchase shares of our Common Stock (up to a certain amount). The Share Repurchase Program terminated in accordance with its terms on March 23, 2021. There were no repurchases of any shares of our Common Stock during the three months ended December 31, 2021.
ITEM 6. RESERVED.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
INTRODUCTION
The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report. This section is intended to (i) provide material information relevant to the assessment of our results of operations and cash flows from operations and from outside sources; (ii) enhance the understanding of our financial condition, changes in financial condition, and results of operations; and (iii) discuss material events and uncertainties known to management that are reasonably likely to cause reported financial information not to be necessarily indicative of future performance or of future financial condition.
Included below are year-over-year comparisons between 2021 and 2020, as well as 2020 and 2019, where applicable, reflecting our current segment structure. Refer to Note 1 “Description of Business and Summary of Significant Accounting Policies” for details regarding our segment change. For further information on year-over-year comparisons between 2020 and 2019 for those items not affected by our segment change, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report for the year ended December 31, 2020, which was filed with the SEC on February 25, 2021.
The following discussion and analysis contains forward-looking statements about our business, operations, and financial performance based on current plans and estimates involving risks, uncertainties, and assumptions, which could differ materially from actual results. Factors that could cause such differences are discussed in the sections of this Annual Report titled Item 1A “Risk Factors” and “Cautionary Statements Regarding Forward-Looking Statements.”
OVERVIEW AND BASIS OF PRESENTATION
We are a leading provider of security, interactive, and smart home solutions serving residential, small business, and commercial customers in the U.S, and with the acquisition of Sunpro Solar in December 2021, we are now also a leading provider of residential solar and energy storage solutions. Our mission is to empower people to protect and connect to what matters most - their families, homes, and businesses - by delivering safe, smart, and sustainable lifestyle-driven solutions through professionally installed, DIY, and mobile or other digital-based offerings supported by our 24/7 professional monitoring services.
All financial information presented in this section has been prepared in U.S. dollars in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and includes the accounts of ADT Inc. and its subsidiaries. All intercompany transactions have been eliminated. Beginning in the fourth quarter of 2021, we report financial and operating information in the following three segments: CSB, Commercial, and Solar.
For a more detailed discussion of our business and segments, refer to Item 1 “Business” and Note 1 “Description of Business and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in Item 15 “Exhibit and Financial Statement Schedules,” respectively.
FACTORS AFFECTING OPERATING RESULTS
We have been focused on building the right platform for growth, which includes: improving customer satisfaction, increasing our recurring monthly revenue through customer acquisition, improving customer retention, reducing our revenue payback period, increasing the value of our offerings to customers through new products and services, and increasing the rate at which new customers opt for our interactive services.
Our ability to add new customers depends on the overall demand for our products and services, which is driven by a number of external factors. The overall economic condition in the geographies in which we operate can impact our ability to attract new customers and grow our business in all customer channels:
•Growth in our residential and small business customer bases can be influenced by the overall state of the housing market, the perceived threat of crime, significant life events such as the birth of a child or opening of a new business, or incentives provided by insurance carriers.
•Growth in our commercial customer base can be influenced by the rate at which new businesses begin operations or existing businesses grow, as well as applicable building codes and insurance policies.

•Growth in our solar customer base can be influenced by the availability of rebates, tax credits, and other financial incentives, as well as traditional energy prices and grid reliability.
The demand for our products and services is also impacted by the price and quality of our products and services compared to those of our competitors.
As of December 31, 2021, we served approximately 6.6 million recurring revenue customers, excluding contracts monitored, but not owned. Our subscriber-based offerings require significant upfront investment to generate new customers, which in turn provides predictable recurring revenue generated from our monitoring and other services. While the economics of an installation can vary depending on the customer acquisition channel, type of customer, and product offering, we generally achieve revenue break-even in less than two and a half years, which remains relatively consistent year-over-year.
A portion of our subscriber base can be expected to cancel its service every year. Customers may choose not to renew or may terminate their contracts for a variety of reasons, including relocation, cost, loss to competition, or service issues. Attrition has a direct impact on our financial results, including revenue, operating income, and cash flows.
We believe advancements in technology, younger generations of consumers, and shifts to de-urbanization have increased consumer interest in smart home offerings and other mobile technology applications; and we have made significant progress toward increasing the variety of our offerings to accommodate these changing interests. As a result of this, we may experience an increase in service costs associated with items such as (i) offering a wider variety of products and services, (ii) providing more interactive and smart home solutions, (iii) replacing or upgrading certain system components due to technological advancements or otherwise, and (iv) rising costs due to supply chain disruptions. To aid in reducing the potential increase in service costs, we implemented Virtual Service Support in July 2021, which provides customers the ability to live video stream with our skilled technicians to troubleshoot and resolve service issues.
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
In December 2021, we completed the Sunpro Solar Acquisition, which expanded our offerings and allowed us to enter the residential solar market. Consumer acceptance of solar and battery storage as the future of energy technology is growing. We believe solar is the next logical extension for our offerings, which will provide us with the ability to offer an integrated home experience and increase our share in both markets.
COVID-19 Pandemic Update
The COVID-19 Pandemic, including recent variants such as Delta and Omicron, caused certain notable adverse impacts on general economic conditions, including temporary and permanent closures of many businesses, increased governmental regulations, supply chain disruptions, and changes in consumer spending. The COVID-19 Pandemic impacted our commercial businesses to a greater extent than our residential businesses. However, we believe our recurring revenue and highly variable subscriber acquisition cost model provides a solid financial foundation for strong cash flow generation. While we have incurred additional costs associated with personal protective equipment for our employees and implemented certain work from home actions, we also instituted various cost control measures. In addition, we believe uncertainties around the economic environment and COVID-19 Pandemic have increased consumer and business awareness of the need for security. Accordingly, we anticipate having sufficient liquidity and capital resources to continue (i) providing essential services, (ii) satisfying our debt requirements, and (iii) having the ability to return capital to our stockholders in the form of a regular quarterly dividend.
We have not sought or requested government assistance as a result of the COVID-19 Pandemic, but we did experience a favorable cash flow impact and other benefits associated with certain income tax and payroll tax provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). This included the delayed payment of payroll taxes, 50% of which we paid as of December 31, 2021, and the other 50% of which we expect to pay by the 2022 deadline.
Prior to 2020, new customer additions and our disconnect rates on residential security customers have typically been higher during the second and third calendar quarters of each year relative to the first and fourth quarters due to several factors, such as the timing of household moves. We believe the COVID-19 Pandemic affected these seasonal trends beginning in 2020. We also believe the lower volume of customer relocations we experienced during 2020 and our use of temporary pricing and retention initiatives for existing customers helped counterbalance any increase in gross customer revenue attrition as a result of changes in consumer or business spending caused by the COVID-19 Pandemic. During the second half of 2021, we began to experience an increase in relocations in line with pre-pandemic trends. However, we are currently unable to determine whether there will be any ongoing impact on our seasonality, and we may continue to experience fluctuations in certain trends, such as relocations, in the future.

We considered the emergence and pervasive economic impact of the COVID-19 Pandemic in our assessment of our financial position, results of operations, cash flows, and certain accounting estimates as of and for the year ended December 31, 2021. Due to the evolving and uncertain nature of the COVID-19 Pandemic, it is possible that the effects of the COVID-19 Pandemic could materially impact our estimates and consolidated financial statements in future reporting periods.
Equipment Ownership Model Changes
In February 2020, we launched a new revenue model initiative for certain residential customers, which (i) revised the amount and nature of fees due at installation, (ii) introduced a 60-month monitoring contract option, and (iii) introduced a new retail installment contract option allowing qualifying residential customers to pay the fees due at installation over a 24-, 36-, or 60-month interest-free period. Due to the requirements of our initial third-party consumer financing program, we transitioned our security system ownership model from a predominately Company-owned model to a predominately customer-owned model.
In March 2020, we entered into an uncommitted receivables securitization financing agreement (the “Receivables Facility”), which allowed us to receive financing secured by retail installment contract receivables from transactions under a customer-owned model. In April 2020, we amended the Receivables Facility to also permit financing secured by retail installment contract receivables from transactions occurring under a Company-owned model. As a result, we began transitioning our security system ownership model to a predominately Company-owned model in May 2020. In addition, our residential transactions included a temporary increase in transactions sold under a customer-owned model as a result of, and subsequent to, the Defenders Acquisition in January 2020. Substantially all new CSB transactions since March 2021 take place under a Company-owned model.
These equipment ownership model changes impacted our results of operations and cash flow presentation, as described in the following sections, during 2021 and 2020 due to different accounting policies applicable to a Company-owned model versus a customer-owned model. We cannot be certain our revenue model initiative, as described above, or the transition to a predominately Company-owned model, will achieve the desired outcomes.
As we introduce new products and services, enhance our current offerings, continue building our partnership with Google, and seek to satisfy consumer preferences, we may see additional shifts between ownership models, which could impact results in future periods; and these actions could have a material adverse effect on our business, financial condition, results of operations, cash flows, and key performance indicators.
Radio Conversion Costs
During 2019, we commenced a program to replace the 3G and CDMA cellular equipment used in many of our security systems as a result of the cellular network providers notifying us they will be retiring their 3G and CDMA networks during 2022. From inception of this program through December 31, 2021, we incurred approximately $288 million of net radio conversion costs, of which $211 million was incurred during 2021. The cost and pace of this program have been influenced by our ability to access customer sites due to the COVID-19 Pandemic, among other reasons, and cost-sharing opportunities with suppliers, carriers, and customers, as well as new and innovative technologies.
As of December 31, 2021, we provided services to approximately 250 thousand customer sites transmitting signals via 3G or CDMA networks and having sunset dates in February and December 2022, respectively. As of the start of the 3G sunset process in February 2022, we do not expect the remaining radio conversion costs and related incremental revenue to be material.
Google Commercial Agreement
Pursuant to the Google Commercial Agreement, Google has agreed to supply us with Google Services for sale to our customers. Subject to customary termination rights related to breach and change of control, the Google Commercial Agreement has an initial term of seven years from the date that the Google Service is successfully integrated into our end-user security and automation platform. If the integrated service is not launched by June 30, 2022, Google has the contractual right to require us to offer Google Services without integration for professional installations except for existing customers who already have ADT Pulse or ADT Control interactive services until such integration has been made. Further, subject to certain carve-outs, we have agreed to exclusively sell Google Services and smart-home, security, and safety devices to our customers. The exclusivity restriction does not apply to, among others, sales of Blue by ADT DIY products and services, providing services to customers on certain of our legacy platforms, sales to large commercial customers, and sales of certain devices that Google does not supply to us. In January 2022, we successfully launched the integrated Google doorbell, and we are jointly solidifying the timeline for subsequent product launches with a focus on optimal customer experience and quality.
The Google Commercial Agreement specifies that each party will contribute $150 million in three equal tranches, subject to the attainment of certain milestones, towards the joint marketing of devices and services, customer acquisition, training of our employees for the sales, installation, customer service, and maintenance for the product and service offerings, and technology updates for products included in such offerings. For a more detailed discussion of the Google Commercial Agreement, refer to Note 12 “Commitments and Contingencies” in the Notes to Consolidated Financial Statements in Item 15 and below under “—Material Cash Requirements.”
Significant Acquisitions and Dispositions
•Sunpro Solar Acquisition - In December 2021, we acquired Sunpro Solar, a leading solar installer in the United States, for total consideration of approximately $750 million, which consisted of cash paid of $142 million, net of cash acquired, and approximately 75 million shares of our Common Stock with a fair value of $569 million at closing, of which approximately 5 million shares will be issued in 2022.
•Defenders Acquisition - In January 2020, we acquired Defenders for total consideration of approximately $290 million, which consisted of cash paid of $173 million, net of cash acquired, and the issuance of approximately 16 million shares of our Common Stock with a fair value of $114 million. Defenders was our largest independent dealer prior to the Defenders Acquisition.
•Disposition of Canadian Operations - In November 2019, we sold ADT Canada to TELUS for a selling price of $514 million (CAD $676 million). The sale of ADT Canada did not represent a strategic shift that will have a major effect on our operations and financial results, and therefore, did not meet the criteria to be reported as discontinued operations.
Refer to Note 4 “Acquisitions and Disposition” in the Notes to Consolidated Financial Statements for further information on these acquisitions and disposition.
KEY PERFORMANCE INDICATORS
We primarily evaluate our results using Adjusted EBITDA, a non-GAAP measure, as well as operating metrics such as recurring monthly revenue and gross customer revenue attrition. Computations of our key performance indicators may not be comparable to other similarly titled measures reported by other companies.
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
We use RMR to evaluate our overall sales, installation, and retention performance. Additionally, we believe the presentation of RMR is useful because it measures the volume of revenue under contract at a given point in time. RMR is also a useful measure for forecasting future revenue performance as the majority of our revenue comes from recurring sources.
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

Gross customer revenue attrition is calculated on a trailing twelve-month basis, the numerator of which is the RMR lost during the period due to attrition, net of dealer charge-backs and reinstated customers, and the denominator of which is total annualized RMR based on an average of RMR under contract at the beginning of each month during the period, in each case, excluding contracts monitored but not owned and DIY customers.
We use gross customer revenue attrition to evaluate our retention and customer satisfaction performance, as well as evaluate subscriber trends by vintage year. Additionally, we believe the presentation of gross customer revenue attrition is useful as it provides a means to evaluate drivers of customer attrition and the impact of retention initiatives.

RESULTS OF OPERATIONS
The following table sets forth our consolidated results of operations and key performance indicators for the periods presented.

(in thousands, except as otherwise indicated)	Years Ended December 31,			$ Change
Results of Operations:	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Monitoring and related services	$4,347,713	$4,186,987	$4,307,582	$160,726	$(120,595)
Installation and other	959,398	1,127,800	818,075	(168,402)	309,725
Total revenue	5,307,111	5,314,787	5,125,657	(7,676)	189,130
Cost of revenue (exclusive of depreciation and amortization shown separately below)	1,550,173	1,516,528	1,390,284	33,645	126,244
Selling, general, and administrative expenses	1,789,009	1,722,906	1,406,532	66,103	316,374
Depreciation and intangible asset amortization	1,914,779	1,913,767	1,989,082	1,012	(75,315)
Merger, restructuring, integration, and other	37,872	120,208	35,882	(82,336)	84,326
Goodwill impairment	—	—	45,482	—	(45,482)
Loss on sale of business	—	738	61,951	(738)	(61,213)
Operating income (loss)	15,278	40,640	196,444	(25,362)	(155,804)
Interest expense, net	(457,667)	(708,189)	(619,573)	250,522	(88,616)
Loss on extinguishment of debt	(37,113)	(119,663)	(104,075)	82,550	(15,588)
Other income (expense)	8,313	8,293	5,012	20	3,281
Income (loss) before income taxes	(471,189)	(778,919)	(522,192)	307,730	(256,727)
Income tax benefit	130,369	146,726	98,042	(16,357)	48,684
Net income (loss)	$(340,820)	$(632,193)	$(424,150)	$291,373	$(208,043)

Key Performance Indicators: (1)
RMR	$359,445	$343,243	$336,128	$16,202	$7,115
Gross customer revenue attrition (percentage)	13.1%	13.1%	13.4%	N/A	N/A
Adjusted EBITDA (2)	$2,212,579	$2,199,237	$2,483,210	$13,342	$(283,973)
_______________________
(1)Refer to the “—Key Performance Indicators” section for the definitions of these key performance indicators.
(2)Adjusted EBITDA is a non-GAAP measure. Refer to the “—Non-GAAP Measures” section for the definition of this term and reconciliation to the most comparable GAAP measure.
N/A—Not applicable.

Monitoring and Related Services Revenue (“M&S Revenue”)
M&S Revenue in total and by segment were as follows:

	Years Ended December 31,			$ Change
(in thousands)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
CSB	$3,873,285	$3,760,614	$3,891,075	$112,671	$(130,461)
Commercial	474,428	426,373	416,507	48,055	9,866
Total M&S Revenue(1)	$4,347,713	$4,186,987	$4,307,582	$160,726	$(120,595)
_______________________
(1)M&S revenue is not applicable to the Solar segment.
2021 Compared to 2020
The increase in total M&S revenue for 2021 compared to 2020 was primarily due to higher recurring revenue in CSB, which was driven by (i) improvements in average pricing as new and existing customers selected higher priced interactive and other services, and (ii) an increase in the number of customers over the period primarily due to a higher volume of dealer-generated and bulk account purchases. The increase in Commercial was driven by higher recurring revenue primarily due to an increase in the number of customers over the period, including the acquisition of businesses and customer accounts, as well as, improvements in customer retention.
2020 Compared to 2019
The decrease in total M&S revenue for 2020 compared to 2019 was primarily due to lower recurring revenue in CSB, which was driven by the sale of ADT Canada in November 2019. The decrease was partially offset by higher recurring revenue in the U.S. primarily due to improvements in average pricing as new and existing customers selected higher priced interactive and other services, as well as temporary price escalations on our existing customer base. Commercial remained relatively flat and included higher recurring revenue primarily due to acquisitions, offset by a decrease due to the COVID-19 Pandemic in 2020.
RMR and Gross Customer Revenue Attrition
Total RMR was $359 million, $343 million, and $336 million as of December 31, 2021, 2020, and 2019, respectively. The increase in RMR period over period was primarily due to RMR added as a result of improvements in average pricing and net customer additions.
Gross customer revenue attrition was 13.1%, 13.1%, and 13.4% as of December 31, 2021, 2020, and 2019 respectively. Gross customer revenue attrition for 2021 was flat compared to 2020 and primarily included increases in relocations during 2021 as the COVID-19 Pandemic temporarily caused fewer relocations during 2020, and a lower volume of dealer charge-backs during 2021 primarily related to the Defenders Acquisition in 2020, offset by fewer non-payment disconnects and the benefit of customer retention initiatives. The decrease in gross customer revenue attrition for 2020 compared to 2019 was primarily due to fewer customer relocations during 2020 as a result of the COVID-19 Pandemic and the benefit of customer retention initiatives.
Installation and Other Revenue
Installation and other revenue in total and by segment were as follows:

	Years Ended December 31,			$ Change
(in thousands)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
CSB	$272,743	$564,575	$189,272	$(291,832)	$375,303
Commercial	639,304	563,225	628,803	76,079	(65,578)
Solar	47,351	—	—	47,351	—
Total installation and other revenue	$959,398	$1,127,800	$818,075	$(168,402)	$309,725
2021 Compared to 2020
The decrease in total installation and other revenue for 2021 compared to 2020 was primarily due to CSB, which was driven by a lower volume of outright sales transactions, partially offset by additional amortization of deferred subscriber acquisition revenue as a result of our transition to a predominately Company-owned model. The increase in Commercial was driven by an increase in installation revenue in the current period as compared to the prior period, which was impacted by the COVID-19

Pandemic, as well as from acquisitions. Installation and other revenue in Solar was due to the Sunpro Solar Acquisition in December 2021.
2020 Compared to 2019
The increase in total installation and other revenue for 2020 compared to 2019 was primarily due to CSB, which was driven by a higher volume of outright sales transactions, primarily due to the Defenders Acquisition and our temporary transition to a predominately customer-owned model, partially offset by the sale of ADT Canada. The decrease in Commercial was driven by a lower volume of outright sales transactions during 2020, which was impacted by the COVID-19 Pandemic, partially offset by acquisitions.
Cost of Revenue
Cost of revenue in total and by segment were as follows:

	Years Ended December 31,			$ Change
(in thousands)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
CSB	$725,221	$816,589	$661,840	$(91,368)	$154,749
Commercial	790,194	699,939	728,444	90,255	(28,505)
Solar	34,758	—	—	34,758	—
Total cost of revenue	$1,550,173	$1,516,528	$1,390,284	$33,645	$126,244
2021 Compared to 2020
The increase in cost of revenue for 2021 compared to 2020 was due to the decrease in CSB which was more than offset by an increase in Commercial and Solar from the Sunpro Solar Acquisition. The decrease in CSB was primarily driven by a decrease in installation costs due to a lower volume of outright sales transactions as a result of our transition to a predominately Company-owned model, partially offset by higher field service and call center costs in 2021 as compared to the prior period, which was impacted by the COVID-19 Pandemic. The increase in Commercial was driven by an increase in installation costs, as well as field service and call center costs in 2021 as compared to the prior period, which was impacted by the COVID-19 Pandemic, as well as from acquisitions.
2020 Compared to 2019
The increase in total cost of revenue for 2020 compared to 2019 was primarily due to an increase in CSB, which was driven by an increase in installation costs primarily due to a higher volume of outright sales transactions as a result of the Defenders Acquisition and our temporary transition to a predominately customer-owned model, partially offset by the sale of ADT Canada. The decrease in Commercial was driven by a decrease in installation costs due to a lower volume of outright sales transactions during 2020, which was impacted by the COVID-19 Pandemic, partially offset by acquisitions.
Selling, General, and Administrative Expenses
2021 Compared to 2020
The increase in selling, general, and administrative expenses for 2021 compared to 2020 was primarily driven by:
•an increase in radio conversion costs of $162 million primarily due to an increase in the number and cost of conversions, partially offset by;
•decreases in the provision for credit losses of $46 million and $30 million in our CSB and Commercial segments, respectively, primarily due to the impact of the COVID-19 Pandemic in the prior year, as well as a lower volume of outright sales transactions in our CSB segment; and
•a decrease in commissions, partially offset by an increase in amortization of deferred subscriber acquisition costs, as a result of our transition to a predominantly Company-owned model.
The remainder of the change was attributable to higher general and administrative expenses primarily due to investments in our information technology infrastructure and higher selling costs, offset by lower share-based compensation expense.

2020 Compared to 2019
The increase in selling, general, and administrative expenses for 2020 compared to 2019 was primarily driven by:
•an increase in expenses, excluding provision for credit losses, of $282 million due to the Defenders Acquisition;
•an increase in radio conversion costs of $59 million primarily due to an increase in the number and cost of conversions; and
•increases in the provision for credit losses of $37 million and $21 million in our CSB and Commercial segments, respectively, primarily due to the impact of the COVID-19 Pandemic during 2020, as well as a higher volume of longer duration receivables and acquisitions.
These increases were partially offset by lower advertising costs, excluding recent acquisitions, a decrease in expenses of $43 million due to the sale of ADT Canada, as well as recoveries on notes receivable from a former strategic investment and a decrease in financing and consent fees.
Depreciation and Intangible Asset Amortization
2021 Compared to 2020
Depreciation and intangible asset amortization remained relatively flat for 2021 compared to 2020 and included a decrease in the amortization of customer relationships acquired in the ADT Acquisition, offset by increases in the amortization of (i) customer contracts acquired under the ADT Authorized Dealer Program and from other third parties and (ii) other intangible assets.
The majority of the remaining net book value of customer relationships acquired in the ADT Acquisition will be fully amortized during 2022 with the remainder amortized during 2023.
2020 Compared to 2019
The decrease in depreciation and intangible asset amortization for 2020 compared to 2019 was primarily due to a decrease of $70 million associated with the sale of ADT Canada as well as a decrease in the depreciation of subscriber system assets. These decreases were partially offset by an increase of the amortization of customer contracts acquired under the ADT Authorized Dealer Program.
Merger, Restructuring, Integration, and Other
Merger, restructuring, integration, and other represents certain direct and incremental costs resulting from acquisitions, integration costs as a result of those acquisitions, costs related to restructuring efforts, as well as fair value remeasurements and impairment charges on certain strategic investments. These amounts vary year over year and included:
•For 2021, costs primarily included an $18 million impairment charge in CSB due to lower than expected benefits from the developed technology intangible asset acquired as part of our acquisition of Cell Bounce as a result of recent worldwide shortages for certain electronic components, as well as acquisitions costs related to the Sunpro Solar Acquisition.
•For 2020, costs primarily included losses of $81 million in CSB associated with the settlement of a pre-existing relationship in connection with the Defenders Acquisition.
•For 2019, costs primarily related to restructuring and integration activities and the sale of ADT Canada, as well as losses on a strategic investment.
Goodwill Impairment and Loss on Sale of Business
During 2019, we recorded a goodwill impairment loss of $45 million and a loss on sale of business of $62 million in connection with the sale of ADT Canada, which was included in the CSB segment prior to sale.

Interest Expense, net
The decrease in interest expense, net, was primarily driven by an unrealized gain of $158 million on interest rate swap contracts not designated as cash flow hedges in 2021 as compared to an unrealized loss of $60 million in 2020 primarily due to an increase in forward LIBOR and the redemption of the ADT Notes due 2021 during September 2020, as well as the $300 million prepayment in December 2020 and the January 2021 refinance on the First Lien Term Loan due 2026. The decrease was partially offset by the issuance of the First Lien Notes due 2029 during 2021 and the First Lien Notes due 2027 during 2020.
Loss on Extinguishment of Debt
For 2021, loss on extinguishment of debt totaled $37 million and was primarily due to the call premium and write-off of unamortized fair value adjustments in connection with the $1.0 billion redemption of the 3.50% notes due 2022 (“ADT Notes due 2022”) in August 2021 (“ADT Notes due 2022 Redemption”).
For 2020, loss on extinguishment of debt totaled $120 million and primarily included (i) $66 million associated with the call premium and write-off of unamortized deferred financing costs in connection with the $1.2 billion redemption of second lien notes in February 2020, and (ii) $49 million associated with the call premium and write-off of unamortized fair value adjustments in connection with the $1.0 billion redemption of first lien notes in September 2020.
Income Tax Benefit
For 2021, income tax benefit was $130 million, resulting in an effective tax rate for the period of 27.7%. The effective tax rate primarily represents the federal income tax rate of 21.0%, a state statutory tax rate, net of federal benefits, of 2.7%, and a 1.3% favorable impact related to the revaluation of our deferred tax liabilities in connection with our 2021 acquisitions.
For 2020, income tax benefit was $147 million, resulting in an effective tax rate for the period of 18.8%. The effective tax rate primarily represents the federal income tax rate of 21.0%, a state statutory tax rate, net of federal benefits, of 2.9%, a 3.1% unfavorable impact from non-deductible charges primarily due to the Defenders Acquisition, and a 1.5% unfavorable impact from an increase in valuation allowances primarily due to tax credits and state net operating losses not expected to be utilized prior to expiration.
NON-GAAP MEASURES
To provide investors with additional information in connection with our results as determined in accordance with GAAP, we disclose Adjusted EBITDA, a non-GAAP measure. Adjusted EBITDA is not a financial measure calculated in accordance with GAAP and should not be considered as a substitute for net income, operating income, or any other measure calculated in accordance with GAAP, and may not be comparable to similarly titled measures reported by other companies.
Adjusted EBITDA
We believe the presentation of Adjusted EBITDA is useful as it provides investors additional information about our operating profitability adjusted for certain non-cash items, non-routine items we do not expect to continue at the same level in the future, as well as other items not core to our operations. Further, we believe Adjusted EBITDA provides a meaningful measure of operating profitability because we use it for evaluating our business performance, making budgeting decisions, and comparing our performance against other peer companies using similar measures.
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

The table below reconciles Adjusted EBITDA to net income (loss):

	Years Ended December 31,			$ Change
(in thousands)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Net income (loss)	$(340,820)	$(632,193)	$(424,150)	$291,373	$(208,043)
Interest expense, net	457,667	708,189	619,573	(250,522)	88,616
Income tax benefit	(130,369)	(146,726)	(98,042)	16,357	(48,684)
Depreciation and intangible asset amortization	1,914,779	1,913,767	1,989,082	1,012	(75,315)
Amortization of deferred subscriber acquisition costs	126,089	96,823	80,128	29,266	16,695
Amortization of deferred subscriber acquisition revenue	(172,061)	(124,804)	(107,284)	(47,257)	(17,520)
Share-based compensation expense	61,237	96,013	85,626	(34,776)	10,387
Merger, restructuring, integration, and other	37,872	120,208	35,882	(82,336)	84,326
Goodwill impairment	—	—	45,482	—	(45,482)
Loss on sale of business	—	738	61,951	(738)	(61,213)
Loss on extinguishment of debt	37,113	119,663	104,075	(82,550)	15,588
Radio conversion costs, net(1)	211,363	51,889	24,983	159,474	26,906
Financing and consent fees(2)	3,672	5,263	23,250	(1,591)	(17,987)
Acquisition related adjustments(3)	12,945	438	22,285	12,507	(21,847)
Other(4)	(6,908)	(10,031)	20,369	3,123	(30,400)
Total Adjusted EBITDA	$2,212,579	$2,199,237	$2,483,210	$13,342	$(283,973)
___________________
(1)Refer to Note 1 “Description of Business and Summary of Significant Accounting Policies” for further details.
(2)Represents fees expensed associated with financing transactions.
(3)Represents amortization of purchase accounting adjustments and compensation arrangements related to acquisitions. During 2021, primarily related to the Sunpro Solar Acquisition. During 2019, primarily related to compensation arrangements as a result of Commercial acquisitions.
(4)Represents other charges and non-cash items. 2020 included recoveries of $10 million associated with notes receivable from a former strategic investment. 2019 included losses of $10 million associated with notes receivable from a former strategic investment and $6 million associated with an estimated legal settlement, net of insurance.
Adjusted EBITDA in total and by segment were as follows:

	Years Ended December 31,			$ Change
(in thousands)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
CSB	$2,110,879	$2,153,899	$2,374,165	$(43,020)	$(220,266)
Commercial	96,112	45,338	109,045	50,774	(63,707)
Solar	5,588	—	—	5,588	—
Total Adjusted EBITDA	$2,212,579	$2,199,237	$2,483,210	$13,342	$(283,973)
The explanations below exclude amounts outside of our definition of Adjusted EBITDA, as applicable.
2021 Compared to 2020
Adjusted EBITDA remained relatively flat for 2021 compared to 2020 and included an increase in Commercial partially offset by a decrease in CSB. The increase in Commercial was primarily attributable to (i) an increase in M&S Revenue, (ii) a decrease in the provision for credit losses, and (iii) an increase in installation revenue, net of the associated installation costs and commissions. These increases were partially offset by an increase in field service and call center costs. The decrease in CSB was primarily attributable to (i) a decrease in installation revenue, net of the associated installation costs and commissions, from a lower volume of outright sales transactions, (ii) an increase in field service and call center costs, and (iii) an increase in selling and general and administrative expenses. These decreases were partially offset by an increase in M&S Revenue and a decrease in the provision for credit losses.

2020 Compared to 2019
The decrease in total Adjusted EBITDA for 2020 compared to 2019 was primarily attributable to CSB, which was driven by an increase in selling and general and administrative costs primarily due to the Defenders Acquisition and an increase in the provision for credit losses, as well as the sale of ADT Canada. These decreases were partially offset by higher installation revenue, net of the associated installation costs and commissions, from a higher volume of outright sales transactions. The decrease in Commercial was primarily attributable to a decrease in installation revenue, net of the associated installation costs and commissions, and an increase in the provision for credit losses primarily as a result of the COVID-19 Pandemic, partially offset by acquisitions.
Refer to the discussions above under “—Results of Operations” for further details.
LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2021, liquidity and capital resources primarily consisted of the following:

(in thousands)
Cash and cash equivalents	$24,453
Availability under First Lien Revolving Credit Facility	$550,000
Uncommitted available borrowing capacity under Receivables Facility	$200,944
Carrying amount of total debt outstanding	$9,692,690
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
Our liquidity requirements are primarily funded by our cash flows from operations, which include cash received from customers related to monthly recurring revenue from providing monitoring and other services, as well as cash from the sale and installation of our security and solar systems (including cash received from third-party lenders who provide loan products for customers), less cash costs to provide services to our customers, including general and administrative costs, certain costs associated with acquiring new customers, and interest payments. In addition to cash generated from operations, we expect our ongoing sources of liquidity to include borrowings under our revolving credit facility and Receivables Facility, as well as the issuance of equity and/or debt securities as appropriate given market conditions.
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
We believe our cash position, borrowing capacity available under our revolving credit facility and Receivables Facility, and cash provided by operating activities are, and will continue to be, adequate to meet our operational and business needs in the next twelve months, as well as our long-term liquidity needs.

Material Cash Requirements
Our cash requirements within the next twelve months primarily include current maturities of long-term debt and leases, accounts payable and other current liabilities, and purchase commitments and other obligations entered into in the ordinary course of business.
As of December 31, 2021, our significant short-term and long-term cash requirements, excluding cash required for operations, under our various contractual obligations and commitments primarily included:
•Debt principal – As of December 31, 2021, our expected future debt principal payments, excluding finance leases, totaled approximately $9.8 billion, with approximately $79 million due in 2022.
Refer to Note 6 “Debt” for further details of our debt and the timing of expected future principal payments.
•Interest payments – Interest payments on our fixed-rate debt are calculated based on the contractual terms. Interest payments on our variable-rate debt, including the effects of our interest rate swaps, are calculated based on a forward LIBOR curve plus the applicable margin in effect as of December 31, 2021.
As of December 31, 2021, our expected future interest payments related to our debt and interest rate swap contracts totaled approximately $2.6 billion, with approximately $494 million due in 2022. As of December 31, 2021, we expect to incur annual interest payments related to our debt and interest rate swap contracts of approximately $350 - $450 million during the years 2023 - 2026.
•Operating and finance leases – As of December 31, 2021, our expected future lease payments, including interest, totaled approximately $249 million, with approximately $84 million due in 2022.
Refer to Note 13 “Leases” for further details of our obligations and the timing of expected future payments.
•Purchase obligations – Our material cash requirements for purchases of goods or services entered into in the ordinary course of business, including purchase orders and contractual obligations, primarily consist of information technology services and equipment, including investments in our information technology infrastructure, direct materials, and telecommunication services.
As of December 31, 2021, our contractual obligations entered into in the ordinary course of business, including agreements that are enforceable and legally binding and have a remaining term in excess of one year, totaled approximately $320 million, with approximately $120 million expected to be paid in 2022. Refer to Note 12 “Commitments and Contingencies” for the amounts and timing of such payments.
In addition, as of December 31, 2021, we had outstanding purchase orders of approximately $200 million primarily related to direct materials and information technology and marketing services, which are expected to be materially satisfied in 2022. Our future purchase obligations may be impacted by changes in our business or other internal or external factors. As our business continues to grow organically and through acquisitions, our obligations may grow as well.
•Google Commercial Agreement – The Google Commercial Agreement requires us and Google to each contribute $150 million towards certain joint commercial efforts. As of December 31, 2021, we expect to contribute the majority of these amounts by the end of 2024. However, the timing of these contributions is still uncertain.
•Customer account purchases – In 2021, we entered into agreements for potential future purchases of customer accounts from two distinct third parties, assuming certain conditions are met over the course of those agreements. As of December 31, 2021, remaining commitments for those potential future customer account purchases could total approximately $100 million through January 2023.
•Sunlight Financial LLC (“Sunlight”) – We use Sunlight, a related party controlled by Apollo, to provide financing alternatives to certain ADT Solar customers. Amounts paid to Sunlight since the Sunpro Solar Acquisition were not material; however, these amounts may be material in future periods.
•Unrecognized tax benefits – We have approximately $66 million of unrecognized tax benefits, excluding interest and penalties, related to various tax positions we have taken. These liabilities may increase or decrease over time primarily as a result of tax examinations, and given the status of the examinations, we cannot reliably estimate the period of any cash settlement with the respective taxing authorities.
Refer to Note 8 “Income Taxes” for further details.

•Off-balance sheet arrangements – We have guarantees primarily related to standby letters of credit on our insurance programs totaling $76 million. We do not have any other arrangements giving rise to material obligations that are not reported in our consolidated balance sheets, as described in Item 303 of SEC Regulation S-K.
Long-Term Debt
As of December 31, 2021, our debt (excluding finance leases, deferred financing costs, discount, premium, and fair value adjustments) consisted of the following (in thousands):

Debt Description	Issued	Maturity	Interest Rate	Interest Payable	Principal
First Lien Term Loan due 2026	9/23/2019	9/23/2026	Adj. LIBOR + 2.75%	Quarterly	$2,758,058
First Lien Revolving Credit Facility	3/16/2018	6/23/2026	Adj. LIBOR + 2.75%	Quarterly	25,000
Second Lien Notes due 2028	1/28/2020	1/15/2028	6.250%	1/15 and 7/15	1,300,000
First Lien Notes due 2024	4/4/2019	4/15/2024	5.250%	2/15 and 8/15	750,000
First Lien Notes due 2026	4/4/2019	4/15/2026	5.750%	3/15 and 9/15	1,350,000
First Lien Notes due 2027	8/20/2020	8/31/2027	3.375%	6/15 and 12/15	1,000,000
First Lien Notes due 2029	7/29/2021	8/1/2029	4.125%	2/1 and 8/1	1,000,000
ADT Notes due 2023	1/14/2013	6/15/2023	4.125%	6/15 and 12/15	700,000
ADT Notes due 2032	5/2/2016	7/15/2032	4.875%	1/15 and 7/15	728,016
ADT Notes due 2042	7/5/2012	7/15/2042	4.875%	1/15 and 7/15	21,896
Receivables Facility	3/5/2020	11/20/2026	LIBOR + 0.85%	Monthly	199,056
Other debt					4,732
Total					$9,836,758
First Lien Credit Agreement
Concurrently with the consummation of the Formation Transactions, we entered into a first lien credit agreement dated as of July 1, 2015 (together with subsequent amendments and restatements, the “First Lien Credit Agreement”), which has since been amended and restated on May 2, 2016, June 23, 2016, December 28, 2016, February 13, 2017, June 29, 2017, March 16, 2018, December 3, 2018, March 15, 2019 (effective April 4, 2019), September 23, 2019, January 27, 2021, and July 29, 2021.
The First Lien Credit Agreement consists of a term loan facility (the “First Lien Term Loan due 2026”) and a revolving credit facility (the “First Lien Revolving Credit Facility”). Below is a summary of key events related to the First Lien Credit Agreement during 2021 and 2020:
•In December 2020, we made a $300 million prepayment on the First Lien Term Loan due 2026.
•In January 2021, we amended and restated the First Lien Credit Agreement to refinance the First Lien Term Loan due 2026, which reduced the applicable margin for Adjusted LIBOR loans from 3.25% to 2.75% and reduced the floor from 1.00% to 0.75%.
•In July 2021, we further amended and restated the First Lien Credit Agreement with respect to the First Lien Revolving Credit Facility, which extended its maturity date to June 23, 2026, subject to certain conditions, and obtained an additional $175 million of commitments. After giving effect to this amendment and restatement, aggregate commitments under the First Lien Revolving Credit Facility were $575 million.
•In December 2021, we borrowed $185 million under the First Lien Revolving Credit Facility in connection with the Sunpro Solar Acquisition and repaid $160 million.
As a result of the January 2021 amendment to the First Lien Credit Agreement, beginning in the second quarter of 2021, we are required to make scheduled quarterly principal payments equal to 0.25% of the then-outstanding aggregate principal amount of the First Lien Term Loan due 2026, with the remaining balance payable at maturity. We may make voluntary prepayments on the First Lien Term Loan due 2026 at any time prior to maturity at par. Additionally, we are required to make annual prepayments on the outstanding First Lien Term Loan due 2026 with a percentage of our excess cash flow, as defined in the First Lien Credit Agreement, if our excess cash flow exceeds a certain specified threshold. As of December 31, 2021, we were not required to make any annual prepayments based on our excess cash flow.
The First Lien Term Loan due 2026 has an interest rate calculated as, at our option, either (a) LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs (“Adjusted LIBOR”) with a floor of 0.75%, or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50% per annum, (ii) the prime rate published by The Wall Street Journal, and (iii) one-month Adjusted LIBOR plus 1.00% per annum (“Base Rate”), in each case, plus the applicable margin of 2.75% for Adjusted LIBOR loans and 1.75% for Base Rate loans and is payable on each interest payment date, at least quarterly, in arrears.
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
By June 2023, USD LIBOR will be replaced with SOFR (the “SOFR Transition Date”), at which point the applicable benchmark for all existing and new issuances with a variable rate debt component will be based on SOFR. Our First Lien Term Loan due 2026 and First Lien Revolving Credit Facility will continue to be based on LIBOR until the SOFR Transition Date. However, any modification, such as a repricing, entered into after December 31, 2021 will require transition to SOFR. Additionally, any new issuances with a variable rate debt component entered into after December 31, 2021 will utilize SOFR per the terms of the credit agreement.
Second Lien Notes due 2028
The 6.250% second-priority senior secured notes due 2028 (the “Second Lien Notes due 2028”) were issued in January 2020 to refinance and redeem the then-outstanding $1.2 billion aggregate principal amount of our 9.250% second-priority senior secured notes due 2023 (the “Prime Notes”).
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
First Lien Notes due 2024 and First Lien Notes due 2026
The 5.250% first-priority senior secured notes due 2024 (the “First Lien Notes due 2024”) and the 5.750% first-priority senior secured notes due 2026 (the “First Lien Notes due 2026”) are due at maturity, and may be redeemed, in whole or in part, at any time at a make-whole premium plus accrued and unpaid interest to, but excluding, the redemption date. Additionally, upon the occurrence of specified change of control events, we must offer to repurchase the notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the purchase date.
First Lien Notes due 2027
The 3.375% first-priority senior secured notes due 2027 (the “First Lien Notes due 2027”) were issued in August 2020 to refinance and redeem the then-outstanding $1.0 billion aggregate principal amount of the 6.250% ADT Notes due 2021 (the “ADT Notes due 2021”).
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
First Lien Notes due 2029
The 4.125% first-priority senior secured notes due 2029 (the “First Lien Notes due 2029”) were issued in July 2021 to refinance and redeem the then-outstanding $1.0 billion aggregate principal amount of the 3.50% ADT Notes due 2022.
The First Lien Notes due 2029 will mature on August 1, 2029, with semi-annual interest payment dates of February 1 and August 1 of each year, beginning February 1, 2022, and may be redeemed at our option as follows:
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
Additionally, upon the occurrence of specified change of control events, we may be required to purchase the First Lien Notes due 2029 at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the purchase date. The indenture also provides for customary events of default.
ADT Notes
Below is a summary of key events related to the ADT Notes during 2021 and 2020:
•September 2020 - We redeemed the outstanding $1.0 billion aggregate principal amount of the ADT Notes due 2021 at a price of $1.1 billion; and
•August 2021 - We redeemed the outstanding $1.0 billion aggregate principal amount of the ADT Notes due 2022 at a price of $1.0 billion.
The remaining outstanding ADT Notes are due at maturity, and may be redeemed, in whole at any time or in part from time to time, at a redemption price equal to the principal amount of the notes to be redeemed, plus a make-whole premium, plus accrued and unpaid interest as of, but excluding, the redemption date. Additionally, upon the occurrence of specified change of control events, we must offer to repurchase the ADT Notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the purchase date.
Receivables Facility
During March 2020, we entered into the Receivables Facility whereby we obtain financing by selling or contributing certain retail installment contract receivables to our wholly-owned consolidated bankruptcy-remote special purpose entity (“SPE”). The SPE grants a security interest in those retail installment contract receivables as collateral for cash borrowings under the Receivables Facility. The SPE borrower under the Receivables facility is a separate legal entity with its own creditors who will be entitled, prior to and upon the liquidation of the SPE, to be satisfied out of the SPE’s assets prior to any assets of the SPE becoming available to us (other than the SPE). Accordingly, the assets of the SPE are not available to pay our creditors (other than the SPE), although collections from the transferred retail installment contract receivables in excess of amounts required to repay amounts then due and payable to the SPE’s creditors may be released to us and subsequently used by us (including to pay other creditors). The SPE’s creditors under the Receivables Facility have legal recourse to the transferred retail installment contract receivables owned by the SPE, and to us for certain performance and operational obligations relating to the Receivables Facility, but do not have any recourse to us (other than the SPE) for the payment of principal and interest on the advances under the Receivables Facility.

Significant amendments to the Receivables Facility were as follows:
•In March 2021, the Receivables Facility was amended to, among other things, extend the scheduled termination date for the uncommitted revolving period to March 4, 2022, and reduce the spread over LIBOR payable in respect of borrowings thereunder from 1.00% to 0.85%.
•In July 2021, the Receivables Facility was amended into the form of a Receivables Financing Agreement, which continued the uncommitted secured lending arrangement contemplated among the parties and, among other things, provided for certain revisions to funding, prepayment, reporting, and other provisions in preparation for a potential future syndication of the advances made under the Receivables Facility.
•In October 2021, the documentation governing the Receivables Facility was further amended in connection with the syndication of the advances thereunder to two additional lenders: MUFG Bank, Ltd. and Starbird Funding Corporation (a conduit lender related to BNP Paribas). As part of the amendment, the Receivables Facility’s uncommitted lending limit was increased from $200 million to $400 million, and the scheduled termination date for the Receivables Facility’s uncommitted revolving period was extended to October 28, 2022.
We service the transferred retail installment contract receivables and are responsible for ensuring related collections are remitted to a segregated account in the SPE’s name. On a monthly basis, the segregated bank account is utilized to make required principal, interest, and other payments due under the Receivables Facility. The segregated account is considered restricted cash and is reflected in prepaid expenses and other current assets in our Consolidated Balance Sheets.
During 2021 and 2020, proceeds under the Receivables Facility were $254 million and $83 million, respectively, and repayments were $130 million and $7 million, respectively. Both the proceeds and repayments during 2021 include the non-cash impact of approximately $88 million from the Receivables Facility amendment in October 2021.
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
As of December 31, 2021, we were in compliance with all financial covenant and other maintenance tests for all our debt obligations, and we do not believe there is a material risk of future noncompliance with our financial covenant and other maintenance tests as a result of the COVID-19 Pandemic, or otherwise.
Dividends
Stockholders are entitled to receive dividends when, as, and if declared by the Company’s board of directors out of funds legally available for that purpose.
During 2021, we declared aggregate dividends of $0.14 per share on Common Stock ($111 million) and $0.14 per share on Class B Common Stock ($8 million). During 2020, we declared aggregate dividends of $0.14 per share on Common Stock ($108 million) and $0.07 per share on Class B Common Stock ($4 million). Refer to Note 9 “Equity” in the Notes to Consolidated Financial Statements for further information.
On March 1, 2022, we announced a dividend of $0.035 per share to holders of Common Stock and Class B Common Stock of record on March 17, 2022, which will be distributed on April 4, 2022.

Other Share Activity
In February 2019, we approved a dividend reinvestment plan (the “DRIP”), which allowed stockholders to designate all or a portion of the cash dividends on their shares of common stock for reinvestment in additional shares of our Common Stock. The DRIP terminated in accordance with its terms on February 27, 2021. Prior to termination, dividends settled in shares of Common Stock were not material during 2021 or 2020.
In February 2019, we approved the Share Repurchase Program, which authorized us to repurchase shares of our Common Stock (up to a certain amount). The Share Repurchase Program terminated in accordance with its terms on March 23, 2021. Prior to termination, repurchases of shares of Common Stock under the Share Repurchase Program were not material during 2021 or 2020.
Refer to Note 9 “Equity” in the Notes to Consolidated Financial Statements for further information.
Cash Flow Analysis
The following table is a summary of our cash flow activity for the periods presented:

	Years Ended December 31,			$ Change
(in thousands)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Net cash provided by (used in) operating activities	$1,649,723	$1,366,749	$1,873,117	$282,974	$(506,368)
Net cash provided by (used in) investing activities	$(1,695,745)	$(1,137,477)	$(978,177)	$(558,268)	$(159,300)
Net cash provided by (used in) financing activities	$(128,448)	$(70,261)	$(1,214,204)	$(58,187)	$1,143,943
Cash Flows from Operating Activities
The increase in net cash provided by operating activities for 2021 compared to 2020 was primarily due to:
•a lower volume of residential outright sales transactions as compared to Company-owned transactions as a result of our equipment ownership model changes;
•a decrease in outflows of $81 million related to a payment in the first quarter of 2020 for the settlement of a pre-existing relationship in connection with the Defenders Acquisition;
•a decrease in outflows of $58 million related to lower incentive compensation payments in 2021 as compared to 2020 primarily due to our 2019 annual incentive payment and the acceleration of the majority of our 2020 annual incentive payment, which were both paid in 2020; and
•a decrease in cash interest of $54 million from various long-term debt refinancing transactions.
These activities were partially offset by:
•an increase of $155 million in payments related to radio conversion costs, net of the related incremental revenue; and
•an increase in payroll tax payments primarily related to deferrals of such payments in 2020 under the CARES Act, a portion of which were paid in 2021.
The remainder of the activity related to changes in assets and liabilities due to the volume and timing of other operating cash receipts and payments with respect to when the transactions are reflected in earnings.
Refer to the discussions above under “—Results of Operations” for further details.
Cash Flows from Investing Activities
The increase in net cash used in investing activities for 2021 compared to 2020 was primarily due to:
•an increase in dealer generated customer account and bulk account purchases of $294 million due to a higher volume of purchases including the impact from bulk purchases; and
•an increase in subscriber system assets expenditures of $276 million primarily due to a higher volume of residential Company-owned transactions as compared to outright sales transactions as a result of our equipment ownership model changes, partially offset by;
•a decrease in cash paid for business acquisitions, net of cash acquired.

Cash Flows from Financing Activities
The increase in net cash used in financing activities for 2021 compared to 2020 was primarily due to:
•a decrease in inflows of $448 million related to proceeds, net of expenses, received in 2020 from the issuance of Class B Common Stock; and
•an increase in payments on interest rate swap contracts that included an other-than-insignificant financing element at inception.
These activities were partially offset by:
•a decrease in net outflows on long-term borrowings of $359 million primarily due to the $300 million prepayment in December 2020 on the First Lien Term Loan due 2026, as well as a decrease in call premiums related to various debt redemptions during 2020;
•an increase in net proceeds of $47 million from the Receivables Facility due to additional months of activity in 2021 as compared to 2020; and
•a decrease in payments for deferred financing costs.
CRITICAL ACCOUNTING ESTIMATES
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
The following critical accounting estimates include estimates prepared in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations, and are based on, among other things, estimates, assumptions, and judgments made by management that include inherent risks and uncertainties. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.
Refer to the Notes to Consolidated Financial Statements included in this Annual Report for further discussion of our significant accounting policies and the effect on our financial statements.
Revenue Recognition
The Company generates revenue primarily through contractual monthly recurring fees received for monitoring and related services provided to customers. For CSB and Commercial, the Company’s performance obligations generally include monitoring, related services (such as maintenance agreements), and the sale and installation of a security system or a material right in transactions in which the Company retains ownership of the security system (as discussed below). For Solar, the Company’s performance obligations generally include the sale and installation of a solar system, and may include additional performance obligations such as roofing services or the sale and installation of additional products such as batteries.
The transaction price is allocated to each performance obligation based on relative standalone selling price, which is determined using observable internal and external pricing, profitability, and operational metrics.
The portion of the transaction price associated with the material right is deferred upon initiation of a monitoring contract and reflected as deferred subscriber acquisition revenue in the Consolidated Balance Sheets. Deferred subscriber acquisition revenue is amortized on a pooled basis over the estimated life of the customer relationship using an accelerated method consistent with the treatment of subscriber system assets and deferred subscriber acquisition costs (discussed below).
Revenue associated with the sale and installation of a security system is recognized either at a point in time or over time based upon the nature of the transaction and contractual terms. For revenue recognized over time, progress toward complete satisfaction of the performance obligation is primarily measured using a cost-to-cost measure of progress method. The cost input is based primarily on contract cost incurred to date compared to total estimated contract cost. This measure of progress method includes forecasts based on the best information available and reflects our judgment to faithfully depict the value of the services transferred to the customer.

Subscriber System Assets, net and Deferred Subscriber Acquisition Costs, net
Subscriber system assets and any related deferred subscriber acquisition costs resulting from customer acquisitions are accounted for on a pooled basis based on the month and year of acquisition. We depreciate and amortize our pooled subscriber system assets and related deferred subscriber acquisition costs using an accelerated method over the estimated life of the customer relationship, which is 15 years. We periodically perform lifing studies to estimate the expected life of the customer relationship and the attrition pattern of our customers and assess the continued reasonableness of our existing depreciation and amortization policies.
The lifing studies are based on historical customer terminations and are used to establish the amortization rates of our customer account pools in order to reflect the pattern of future benefit. The results of the lifing studies indicate that we can expect attrition to be the greatest in the initial years of asset life; therefore, an accelerated method best matches the future amortization cost with the estimated revenue stream from these customer pools. In order to align the depreciation and amortization of subscriber system assets and related deferred costs to the pattern in which their economic benefits are consumed, the accelerated method utilizes an average declining balance rate of approximately 250% and converts to straight-line methodology when the resulting charge is greater than that from the accelerated method, resulting in an average charge of approximately 55% of the pool within the first five years, 25% within the second five years, and 20% within the final five years. The accelerated method and estimated life used have not changed during the periods presented.
Definite-Lived Intangible Assets
Definite-lived intangible assets primarily relate to customer relationships and dealer relationships that originated from business acquisitions, as well as contracts with customers purchased under the ADT Authorized Dealer Program or from other third parties.
Customer relationships are amortized over a period of up to 20 years based on management estimates about the amounts and timing of estimated future revenue from customer accounts and average customer account life that existed at the time of the related business acquisition. Dealer relationships originated from the Formation Transactions and the ADT Acquisition and are primarily amortized over 19 years based on management estimates about the longevity of the underlying dealer network and the attrition of those respective dealers that existed at the time of the related business acquisition.
Purchases of contracts with customers under the ADT Authorized Dealer Program, or from other third parties, are considered asset acquisitions and are recorded at their contractually determined purchase price. We may charge back the purchase price of any end-user contract if the contract is canceled during the charge-back period, which is generally thirteen months from the date of purchase. We record the amount of the charge back as a reduction to the purchase price. Similar to above, we periodically perform lifing studies to estimate the expected life of the customer relationship and the attrition pattern of our customers and assess the continued reasonableness of our existing depreciation and amortization policies.
These purchases of contracts with customers are accounted for on a pooled basis based on the month and year of acquisition. We amortize our pooled contracts with customers using an accelerated method over the estimated life of the customer relationship, which is 15 years. The accelerated method for amortizing these contracts utilizes an average declining balance rate of approximately 300% and converts to straight-line methodology when the resulting amortization charge is greater than that from the accelerated method, resulting in an average amortization of approximately 65% of the pool within the first five years, 25% within the second five years, and 10% within the final five years. The accelerated method and estimated life used have not changed during the periods presented.
Goodwill and Indefinite-Lived Intangible Assets Impairment
Goodwill and indefinite-lived intangible assets are not amortized and are tested for impairment at least annually as of the first day of the fourth quarter of each year and more often if an event occurs or circumstances change which indicate it is more-likely-than-not that fair value is less than carrying amount. We make certain estimates and judgments in relation to goodwill and indefinite-lived intangible assets, which include considerations made in the valuation of certain acquired identifiable indefinite-lived assets as a result of business combinations as well as considerations in impairment assessments of goodwill.
Goodwill
Under a qualitative approach, we assess whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying amount. Under a quantitative approach, we estimate the fair value of a reporting unit and compare it to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

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
During the fourth quarter of 2020, subsequent to our annual goodwill impairment tests, our reporting units changed in connection with the integration of Red Hawk and other commercial acquisitions, which reflected the finalization and integration of financial information and internal reporting structure, as well as changes in the review and availability of discrete financial information. Since the fourth quarter of 2020, the Commercial reporting unit is comprised of the former Red Hawk reporting unit, as well as assets and liabilities and accompanying financial results related to operations associated with commercial customers that were previously assigned to the U.S. reporting unit. The Company also reallocated a portion of goodwill from the former U.S. reporting unit to the Commercial reporting unit on a relative fair value basis using a market approach that consisted of the application of earnings before interest, taxes, depreciation, and amortization (“EBITDA”) multiples from a selected peer group of publicly-traded companies to arrive at the estimated fair values. In addition, we qualitatively tested our former reporting units immediately prior to the reporting unit change during the fourth quarter of 2020 and quantitatively tested our new reporting units immediately following the change. Based on the results of these tests, no impairment charges were recorded.
On October 1, 2021, we completed our annual goodwill impairment tests by qualitatively testing the goodwill associated with the CSB reporting unit and quantitatively testing the goodwill associated with the Commercial reporting unit. Additionally, we did not test the goodwill associated with the Solar reporting unit due to the recency of the Sunpro Solar Acquisition in December 2021.
Based on the results of the qualitative testing for the CSB reporting unit, we concluded it is more likely than not that the fair value of the CSB reporting unit exceeds its carrying value. Based on the results of the quantitative testing for the Commercial reporting unit, we concluded the fair value of the Commercial reporting unit exceeds its carrying value by approximately 20%. The Commercial reporting unit continues to deal with the impact of the COVID-19 pandemic, and should certain pandemic-related issues continue, the reporting unit fair value could be adversely impacted and may decline below its carrying value.
Based on the results of these tests, we did not record any impairment losses associated with our reporting units.
Indefinite-Lived Intangible Assets
As of December 31, 2021, our only indefinite-lived intangible asset is the ADT trade name, which has a carrying value of $1.3 billion and was recognized in connection with the ADT Acquisition in May 2016.
Under a qualitative approach, the impairment test for an indefinite-lived intangible asset consists of an assessment of whether it is more-likely-than-not that an asset’s fair value is less than its carrying amount. Under a quantitative approach, we estimate the fair value of an asset, which is determined based on the nature of the underlying asset. The fair value of the ADT trade name is determined under a relief from royalty method, which is an income approach that estimates the cost savings that accrue to us that we would otherwise have to pay in the form of royalties or license fees on revenue earned through the use of the asset. The utilization of the relief from royalty method requires us to make significant assumptions including revenue growth rates, the implied royalty rate, and the discount rate.
As of our October 1, 2021 impairment test, the fair value of the ADT trade name significantly exceeded its carrying value. In connection with our quantitative impairment test, we performed a sensitivity analysis on the key assumptions used to determine the fair value of the ADT trade name. The results of our sensitivity analysis did not have a material impact on the conclusions reached.
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
We have not recorded any material measurement period adjustments to purchase price allocations during 2021, 2020, and 2019.
Loss Contingencies
We are subject to legal proceedings and claims that arise in the ordinary course of business, the outcomes of which are inherently uncertain. We record a liability for losses that are probable and the amount can be reasonably estimated, the determination of which requires significant judgement. Additionally, we record insurance recovery receivables from third-party insurers when recovery has been determined to be probable.
The Company’s reasonably possible losses related to ongoing claims and lawsuits not within scope of an insurance program were not material, and in most cases, the Company has not accrued for any losses as the likelihood of loss cannot be assessed or the range of probable loss cannot be estimated.
Income Taxes
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Our operations expose us to a variety of market risks, including the effects of changes in interest rates. We monitor and manage these financial exposures as an integral part of our overall risk management program. While our policies allow for the use of specified financial instruments for hedging purposes only, the use of derivatives for speculation purposes is prohibited.

Interest Rate Risk
We manage interest rate exposure on our variable-rate debt through interest rate swap contracts. Certain of our variable-rate debt instruments are subject to a LIBOR-based floor on interest payments, which was 0.75% and 1.00% as of December 31, 2021 and 2020, respectively, while our interest rate swap contracts are not subject to the same floor. If current LIBOR increases above the floor, the increase in our debt service obligations on the majority of our variable-rate indebtedness will be neutralized as our interest rate swaps hedge any increase in current LIBOR above the floor. However, if current LIBOR falls below the floor, our net income and cash flows, including cash available for servicing our indebtedness, will decrease by the impact of the difference between the floor and current LIBOR, even though the amount borrowed remains the same. Including the impact of our interest rate swaps, any 0.125% decrease in LIBOR below the floor would not result in a material increase in annualized interest expense on our variable-rate debt.
A hypothetical 10% change in interest rates would change the fair value of our debt and interest rate swap contracts as follows:

	As of December 31,
	2021		2020
Long-term debt (excluding finance leases):
Carrying amount	$9.6	billion	$9.4	billion
Fair value(1)	$10.0	billion	$10.1	billion
Fair value impact of hypothetical 10% change in interest rates	$182	million	$191	million
Interest rate swap contracts:
Notional value	$3.2	billion	$3.2	billion
Fair value(2)	$118	million	$276	million
Fair value impact of hypothetical 10% change in interest rates	$1	million	$2	million
__________________
(1)     Fair value of long-term debt is based on the implied yield from broker-quoted market prices. The carrying amounts of debt outstanding, if any, under the Company’s revolving credit facility and receivables facility approximate fair values as interest rates on these borrowings approximate current market rates.
(2)     Fair value of interest rate swaps contracts is based on discounted cash flow analyses and was in a net liability position as of December 31, 2021 and 2020.
In 2020, we de-designated interest rate swap contracts as cash flow hedges with an aggregate notional amount of $3.0 billion, as they were no longer highly effective beginning in March 2020. We reclassified $61 million and $54 million of accumulated unrealized losses in accumulated other comprehensive income (loss) (“AOCI”) to interest expense, net, during 2021 and 2020, respectively, as any unrealized losses previously recognized as a component of AOCI prior to de-designation are reclassified into interest expense, net, in the same period in which the related interest on variable-rate debt affects earnings through the maturity dates of the interest rate swap contracts as the forecasted cash flows are probable or reasonably possible of occurring. Unrealized gains and losses for periods in which these cash flow hedges are no longer highly effective are recognized in interest expense, net, in the Consolidated Statements of Operations and included a $158 million gain and a $60 million loss during 2021 and 2020, respectively.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The Report of Independent Registered Public Accounting Firm, our consolidated financial statements, and the accompanying Notes to Consolidated Financial Statements that are filed as part of this Annual Report are listed under Item 15 “Exhibit and Financial Statement Schedules” and are set forth beginning on page F-1 immediately following the signature pages of this Annual Report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2021, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and those criteria, our management determined that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2021.
We excluded Compass Solar Group, LLC from our assessment of internal control over financial reporting as of December 31, 2021, because it was acquired by the Company in a purchase business combination during December 2021. The total assets and total revenues of Compass Solar Group, LLC, a wholly-owned subsidiary, represented approximately 5% and less than 1% respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part IV of this Annual Report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in our management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the three months ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not Applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item 10 “Directors, Executive Officers and Corporate Governance” is incorporated herein by reference from our Proxy Statement for the 2022 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC within 120 days after our fiscal year end of December 31, 2021.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item 11 “Executive Compensation” is incorporated herein by reference from our Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” other than as set forth below as required by Item 201(d) and Item 403(c) of Regulation S-K, is incorporated herein by reference from our Proxy Statement.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2021 with respect to shares of Common Stock issuable under our equity compensation plans. There are no shares of Class B Common Stock issuable under our equity compensation plans.

	Equity Compensation Plans(1)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders:
2016 Equity Incentive Plan(2)	2,872,890	$6.07	1,930,247
2018 Omnibus Incentive Plan(3)	48,835,582	$6.14	27,932,373

Equity compensation plans not approved by stockholders	—		—
Total	51,708,472		29,862,620
_________________
(1)All numbers in the table above are presented after giving effect to the 1.681-for-1 stock split of Common Stock effective January 4, 2018. In addition, the exercise prices of outstanding stock options granted prior to the payment of a special dividend on December 23, 2019, were reduced by $0.70 in accordance with the provisions of both compensation plans.
(2)The 2016 Equity Incentive Plan (the “2016 Plan”) provides for the award of stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”), and other equity and equity-based awards to our board of directors, officers, and non-officer employees.
Amount shown in the column denoted by (a) includes 1,402,010 of shares of Common Stock that may be issued upon the exercise of service-based stock options and 1,470,880 of shares of Common Stock that may be issued upon the exercise of performance-based stock options. We do not expect to issue additional share-based compensation awards under the 2016 Plan.
(3)The 2018 Omnibus Incentive Plan (the “2018 Plan”) provides for the award of stock options, RSUs, RSAs, and other equity and equity-based awards to our board of directors, officers, and non-officer employees.
Amount shown in the column denoted by (a) includes shares of common stock that may be issued upon the exercise of service-based and performance-based stock options totaling 24.7 million and 8.6 million shares, respectively, as well as shares of common stock that may be issued upon the vesting of service-based and performance-based RSUs totaling 14.9 million and 0.6 million shares, respectively. The weighted-average exercise price in column (b) is inclusive of the outstanding RSUs and RSAs, both of which can result in the issuance of shares for no consideration. Excluding the RSUs and RSAs, the weighted-average exercise price is equal to $9.00.

Apollo Margin Loan Agreement
As of October 3, 2019, certain investment funds directly or indirectly managed by Apollo (the “Apollo Funds”), the Company’s controlling stockholder, informed the Company that they have pledged all of their shares of the Company’s Common Stock, which as of the date of this Annual Report amounted to 608,927,822 shares, pursuant to a margin loan agreement and related documentation, as thereafter amended from time to time, on a non-recourse basis. Apollo has informed the Company that the loan to value ratio of the margin loan on February 16, 2022 was equal to approximately 23.90%. Apollo has also informed the Company that the margin loan agreement contains customary default provisions and that in the event of a default under the margin loan agreement the secured parties may foreclose upon any and all shares of the Company’s Common Stock pledged to them.
Certain members of the Company’s executive team and certain employees of the Company were entitled to receive their share of the margin loan proceeds (based on their share ownership of the Apollo Funds) at such times as Apollo received its proceeds. Such persons had the option to either (a) receive such proceeds as distributed or (b) to defer receipt of such proceeds until their attributable share of the obligations under the margin loan have been satisfied in full. In the case of elections to receive such proceeds as distributed, such proceeds remain subject to recall until such time as all obligations under the margin loan agreement and related documentation are satisfied in full.
The Company has not independently verified the foregoing disclosure. When the margin loan agreement was entered into, and as requested when amended, the Company delivered customary letter agreements to the secured parties in which it has, among other things, agreed, subject to applicable law and stock exchange rules, not to take any actions that are intended to hinder or delay the exercise of any remedies by the secured parties under the margin loan agreement and related documentation, as amended. Except for the foregoing, the Company is not a party to the margin loan agreement and related documentation and does not have, and will not have, any obligations thereunder.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
The information required by this Item 13 “Certain Relationships and Related Transactions and Director Independence” is incorporated herein by reference from our Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item 14 “Principal Accountant Fees and Services” is incorporated herein by reference from our Proxy Statement.

PART IV
ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.
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
3. Exhibits
The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report.
Exhibits Index
The information required by this Item is set forth on the exhibit index.

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	Exhibit	Filing Date
2.1^	Share Purchase Agreement, dated September 30, 2019, among ADT Security Holdings Canada Ltd., ADT Inc., and TELUS Communications Inc.	8-K	2.1	10/1/2019
2.2*
Purchase Agreement, dated November 8, 2021, by and among The ADT Security Corporation, Compass Solar Group, LLC, MGG SPV VIII LLC, MGG SPV VII LLC, Compass Group Management, LLC, the Company Members party thereto, the Blocker Members party thereto, and ADT Inc.

3.1	Amended and Restated Certificate of Incorporation of ADT Inc.	8-K	3.1	9/17/2020
3.2	Amended and Restated Bylaws of ADT Inc.	10-K	3.2	3/15/2018
4.1	Indenture, dated as of July 5, 2012, by and between The ADT Corporation and Wells Fargo Bank, National Association	S-1	4.1	12/21/2017
4.2	Third Supplemental Indenture, dated as of July 5, 2012, by and among The ADT Corporation, Tyco International Ltd. and Wells Fargo Bank, National Association	S-1	4.4	12/21/2017
4.3	Fourth Supplemental Indenture, dated as of January 14, 2013, by and between The ADT Corporation and Wells Fargo Bank, National Association	S-1	4.5	12/21/2017
4.4	Sixth Supplemental Indenture, dated as of April 8, 2016, under 2012 Base Indenture, by and among The ADT Corporation, the guarantors party thereto and the Wells Fargo Bank, National Association	S-1	4.7	12/21/2017
4.5	Seventh Supplemental Indenture, dated as of April 22, 2016, under 2012 Base Indenture, by and among The ADT Corporation, the guarantors party thereto and the Wells Fargo Bank, National Association	S-1	4.8	12/21/2017
4.6	Eighth Supplemental Indenture, dated as of May 2, 2016, under 2012 Base Indenture, by and among Prime Finance, Inc., The ADT Corporation and the Wells Fargo Bank, National Association	S-1	4.9	12/21/2017
4.7	Ninth Supplemental Indenture, dated as of November 15, 2017, under 2012 Base Indenture, by and among The ADT Security Corporation, DataShield, LLC and Wells Fargo Bank, National Association	10-K	4.10	3/11/2019
4.8	Twelfth Supplemental Indenture, dated as of January 7, 2019, under 2012 Base Indenture, by and among The ADT Security Corporation, the guarantors party thereto and Wells Fargo Bank, National Association	10-K	4.13	3/11/2019
4.9	Fifteenth Supplemental Indenture, dated as of November 14, 2019, under 2012 Base Indenture, by and among The ADT Security Corporation, I-View Now LLC and Wells Fargo Bank, National Association	10-K	4.16	3/10/2020
4.10	Indenture, dated as of May 2, 2016, by and between Prime Security One MS, Inc. and the Wells Fargo Bank, National Association	S-1	4.14	12/21/2017
4.11	First Supplemental Indenture, dated as of May 2, 2016, by and among The ADT Corporation, the guarantors party thereto and the Wells Fargo Bank, National Association	S-1	4.15	12/21/2017

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	Exhibit	Filing Date
4.12	Second Supplemental Indenture, dated as of August 9, 2016, by and between The ADT Corporation, the Notes Guarantors and Wells Fargo Bank, National Association	S-1	4.18	12/21/2017
4.13	Third Supplemental Indenture, dated as of November 15, 2017, by and among The ADT Security Corporation, DataShield, LLC and Wells Fargo Bank, National Association	10-K	4.27	3/11/2019
4.14	Sixth Supplemental Indenture, dated as of January 7, 2019, by and among The ADT Security Corporation, the guarantors party thereto and Wells Fargo Bank, National Association	10-K	4.30	3/11/2019
4.15	Ninth Supplemental Indenture, dated as of November 14, 2019, by and among The ADT Security Corporation, I-View Now LLC and Wells Fargo Bank, National Association	10-K	4.37	3/10/2020
4.16	Indenture, dated as of April 4, 2019, by and among Prime Security Services Borrower, LLC, Prime Finance Inc., the guarantors party thereto from time to time, and Wells Fargo Bank, National Association, as trustee, relating to the $750 million aggregate principal amount of 5.250% first-priority senior secured notes due 2024.	8-K	4.1	4/4/2019
4.17	First Supplemental Indenture, dated as of November 14, 2019, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., I-View Now LLC and Wells Fargo Bank, National Association	10-K	4.49	3/10/2020
4.18	Indenture, dated as of April 4, 2019, by and among Prime Security Services Borrower, LLC, Prime Finance Inc., the guarantors party thereto from time to time, and Wells Fargo Bank, National Association, as trustee, relating to the $750 million aggregate principal amount of 5.750% first-priority senior secured notes due 2026.	8-K	4.20	4/4/2019
4.19	First Supplemental Indenture, dated as of September 23, 2019, by and among Prime Security Services Borrower, LLC, Prime Finance Inc., the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee, relating to the $600 million aggregate principal amount of 5.750% first-priority senior secured notes due 2026	8-K	4.1	9/24/2019
4.20	Second Supplemental Indenture, dated as of November 14, 2019, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., I-View Now LLC and Wells Fargo Bank, National Association	10-K	4.53	3/10/2020
4.21	Indenture, dated as of January 28, 2020, by and among Prime Security Services Borrower, LLC, Prime Finance Inc., the guarantors party thereto from time to time and Wells Fargo Bank, National Association, as trustee, relating to the $1,300 6.250% Second-Priority Senior Secured Notes due 2028	8-K	4.1	1/28/2020
4.22	Indenture, dated as of August 20, 2020, by and among Prime Security Services Borrower, LLC, Prime Finance Inc., the guarantors party hereto from time to time, and Wells Fargo Bank, National Association, as trustee, relating to $1,000 million aggregate principle amount of 3.375% first-priority senior secured notes due 2027	8-K	4.1	8/20/2020
4.23	First-Priority Senior Secured Notes Indenture, dated as of July 29, 2021, by and among The ADT Security Corporation, Prime Security Services Borrower, LLC, the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee and collateral agent	8-K	4.1	7/29/2021
4.24*	Description of Securities
10.1	Incremental Assumption and Amendment Agreement No. 11, dated as of July 2, 2021, by and among Prime Security Services Holdings, LLC, Prime Security Services Borrower, LLC, The ADT Security Corporation, the subsidiary loan parties party thereto, the lenders and issuing banks party thereto and Barclays Bank PLC, as administrative agent	8-K	10.1	7/6/2021
10.2	Subsidiary Guarantee Agreement (First Lien), dated July 1, 2015, among the Subsidiaries of Prime Security Services Borrower, LLC named therein and Credit Suisse AG, Cayman Islands Branch, as Collateral Agent	S-1	10.2	12/21/2017
10.3	Supplement No. 1, dated as of May 2, 2016, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Securities Services Borrower, LLC and Barclays Bank PLC, as Collateral Agent	S-1	10.6	12/21/2017
10.4	Supplement No. 2, dated as of October 31, 2017, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent	10-K	10.55	3/11/2019
10.5	Supplement No. 3, dated as of January 22, 2018, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent	10-K	10.56	3/11/2019
10.6	Supplement No. 4, dated as of February 28, 2018, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent	10-K	10.57	3/11/2019
10.7	Supplement No. 5, dated as of August 17, 2018, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent	10-K	10.58	3/11/2019
10.8	Supplement No. 6, dated as of January 2, 2019, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent	10-K	10.59	3/11/2019

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	Exhibit	Filing Date
10.9	Supplement No. 7, dated as of January 30, 2019, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent	10-K	10.60	3/11/2019
10.10	Supplement No. 8, dated as of March 11, 2019, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent	10-Q	10.13	5/7/2019
10.11	Holdings Guarantee and Pledge Agreement (First Lien), dated and effective as of July 1, 2015, between Prime Security Services Holdings, LLC, as Holdings, and Credit Suisse AG, Cayman Islands Branch, as Collateral Agent	S-1	10.4	12/21/2017
10.12	Collateral Agreement (First Lien), dated as of July 1, 2015 among Prime Security Services Borrower, LLC, each Subsidiary of Prime Security Services Borrower, LLC from time to time identified therein as a party and Barclays Bank PLC, as collateral agent	S-1	10.5	12/21/2017
10.13	Collateral Agreement (Second Lien), dated as of January 28, 2020, among Prime Security Services Borrower LLC, as Issuer, Prime Finance, Inc., as Co-Issuer, each Subsidiary Guarantor party thereto and Wells Fargo Bank, National Association, as Collateral Agent	8-K	10.1	1/28/2020
10.14	First Lien/First Lien Intercreditor Agreement, dated as of May 2, 2016 among Barclays Bank PLC, as Collateral Agent, Barclays Bank PLC, as Authorized Representative under the Credit Agreement, Wells Fargo Bank, National Association, as the Initial Other Authorized Representative, and each additional Authorized Representative from time to time party hereto relating to Prime Security Services Borrower, LLC	S-1	10.8	12/21/2017
10.15	First Lien/Second Lien Intercreditor Agreement, dated as of July 1, 2015, between Credit Suisse AG, Cayman Islands Branch, as First Lien Facility Agent and Applicable First Lien Agent, and Credit Suisse AG, Cayman Islands Branch, as Second Lien Facility Agent and Applicable Second Lien Agent relating to Prime Security Services Borrower, LLC	S-1	10.9	12/21/2017
10.16	Receivables Purchase Agreement, dated as of March 5, 2020, among ADT LLC, individually and as servicer, ADT Finance LLC, as seller, various purchasers and purchaser agents from time to time party thereto, and Mizuho Bank, LTD., as Administrative Agent, Arranger, Collateral Agent and Structuring Agent	10-K	10.21	3/10/2020
10.17	Agreement of Amendment to Receivables Purchase Agreement, dated as of April 17, 2020, among ADT LLC, individually and as servicer, ADT Finance LLC, as seller, various purchasers and purchaser agents from time to time party thereto, and Mizuho Bank, LTD., as Administrative Agent, Arranger, Collateral Agent and Structuring Agent	10-Q	10.22	5/7/2020
10.18	Second Agreement of Amendment to Receivables Purchase Agreement, dated September 17, 2020, among ADT LLC, individually and as servicer, ADT Finance LLC, as seller, various purchasers and purchaser agents from time to time party thereto, and Mizuho Bank, LTD., as Administrative Agent, Arranger, Collateral Agent and Structuring Agent	10-Q	10.23	11/5/2020
10.19	Third Agreement of Amendment to Receivables Purchase Agreement, dated January 29, 2021, among ADT LLC, individually and as servicer, ADT Finance LLC, as seller, various purchasers and purchaser agents from time to time party thereto, and Mizuho Bank, LTD., as Administrative Agent, Arranger, Collateral Agent and Structuring Agent	10-K	10.25	2/25/2021
10.20	Fourth Agreement of Amendment to Receivables Purchase Agreement, dated March 5, 2021, among ADT LLC, individually and as servicer, ADT Finance LLC, as seller, various purchasers and purchaser agents from time to time party thereto, and Mizuho Bank, LTD., as Administrative Agent, Arranger, Collateral Agent and Structuring Agent	10-Q	10.26	5/5/2021
10.21	Receivables Sale and Contribution Agreement, dated as of April 17, 2020, between ADT LLC, as Originator and Servicer and ADT Finance Inc., as Buyer	10-Q	10.23	5/7/2020
10.22^	Receivables Financing Agreement, among ADT LLC, ADT Finance LLC and Mizuho Bank, Ltd., dated as of July 16, 2021	8-K	10.1	7/19/2021
10.23^	First Amendment and Joinder to the Receivables Financing Agreement and the Receivables Sale and Contribution Agreement, among ADT LLC, ADT Finance LLC, Mizuho Bank, Ltd., MUFG Bank, Ltd., BNP Paribas, and Starbird Funding Corporation, dated as of October 29, 2021	8-K	10.1	10/29/2021
10.24*	Second Amendment to the Receivables Financing Agreement, among ADT LLC, ADT Finance LLC and Mizuho Bank, LTD., dated as of December 10, 2021
10.25	Trademark Agreement, dated as of September 25, 2012, by and among ADT Services GmbH, ADT US Holdings, Inc., Tyco International Ltd. and The ADT Corporation	S-1	10.19	12/21/2017
10.26	Patent Agreement, dated as of September 26, 2012, by and between Tyco International Ltd. and The ADT Corporation	S-1	10.20	12/21/2017
10.27	Separation and Distribution Agreement, dated September 26, 2012 by and among Tyco International Ltd., Tyco International Finance S.A., The ADT Corporation and ADT LLC	S-1	10.21	12/21/2017
10.28	ADT LLC Supplemental Savings and Retirement Plan, effective as of April 1, 2017	S-1	10.22	12/21/2017
10.29	Amendment to the ADT LLC Supplemental Savings and Retirement Plan, effective as of December 18, 2017	10-K	10.31	2/25/2021

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	Exhibit	Filing Date
10.30	Amendment to the ADT LLC Supplemental Savings and Retirement Plan, effective as of December 24, 2018	10-K	10.32	2/25/2021
10.31	Amendment to the ADT LLC Supplemental Savings and Retirement Plan, effective as of December 31, 2018	10-K	10.33	2/25/2021
10.32	Amendment to the ADT LLC Supplemental Savings and Retirement Plan, effective as of February 8, 2019	10-K	10.34	2/25/2021
10.33	Amendment to the ADT LLC Supplemental Savings and Retirement Plan, effective as of July 29, 2019	10-K	10.35	2/25/2021
10.34*	Stockholders Agreement, dated as of December 14, 2018, by and between the ADT Inc. and Prime Security Services TopCo Parent, L.P.
10.35	Registration Rights Agreement by and between the ADT Inc. and Prime Securities Services TopCo, LP	10-K	10.24	3/15/2018
10.36	Amendment to the Registration Rights Agreement between ADT Inc. and Prime Security Services TopCo Parent, L.P.	10-Q	10.1	8/9/2018
10.37	Securities Purchase Agreement, dated as of July 31, 2020, by and between ADT Inc. and Google LLC	8-K	10.1	8/3/2020
10.38	Investor Rights Agreement, dated as of September 17, 2020, by and between ADT Inc. and Google LLC	8-K	10.1	9/17/2020
10.39	Form of Indemnification Agreement by and between the Company and each of its Directors and Executive Officers	10-Q	10.34	8/5/2020
10.40+	Amended and Restated Employment Agreement, dated December 19, 2017, between The ADT Security Corporation (together with any of its subsidiaries and Affiliates) and Donald Young	S-1	10.25	12/21/2017
10.41+	Amendment to Amended and Restated Employment Agreement, dated May 3, 2019, between The ADT Security Corporation (together with any of its subsidiaries and Affiliates) and Donald Young	10-Q	10.29	5/7/2019
10.42+	Amended and Restated Employment Agreement, dated December 19, 2017, between The ADT Security Corporation (together with any of its subsidiaries and Affiliates) and Jamie Haenggi	S-1	10.26	12/21/2017
10.43+	Amended and Restated Employment Agreement, dated December 19, 2017, between The ADT Security Corporation (together with any of its subsidiaries and Affiliates) and Daniel M. Bresingham	S-1	10.28	12/21/2017
10.44+	Amended and Restated Employment Agreement, dated December 19, 2017, between ADT LLC, (together with any of its subsidiaries and Affiliates) and Jeffrey Likosar	S-1	10.31	12/21/2017
10.45+	ADT Inc. 2018 Omnibus Incentive Plan	S-1/A	10.32	1/8/2018
10.46+	First Amendment to ADT Inc. 2018 Omnibus Incentive Plan dated April 25, 2019	10-Q	10.33	8/6/2019
10.47+	Form of Restricted Stock Unit Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan	S-1/A	10.33	1/8/2018
10.48+	Form of Non-Qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan	S-1/A	10.34	1/8/2018
10.49+	Form of Non-Qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan (Class B Unit Redemption)	S-1/A	10.35	1/8/2018
10.50+	Form of Amendment to Non-Qualified Award Agreement for use under ADT Inc. 2018 Omnibus Incentive Plan (Class B Unit Redemption)	10-Q	10.37	8/6/2019
10.51+	Form of Common Stock Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan	S-1/A	10.36	1/8/2018
10.52+	ADT Inc. 2018 Omnibus Incentive Plan Restricted Stock Unit Non-Employee Director Award Agreement	10-Q	10.9	8/9/2018
10.53+	Form of Restricted Stock Unit Special Equity Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan	10-Q	10.47	5/7/2020
10.54+	Form of Non-Qualified Option Special Equity Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan	10-Q	10.48	5/7/2020
10.55+	Form of Restricted Stock Unit Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan effective as of January 1, 2022	10-Q	10.5	11/9/2021
10.56+	Form of Non-Qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan effective as of January 1, 2022	10-Q	10.6	11/9/2021
10.57+	Second Amended & Restated Employment Agreement with James D. DeVries	10-Q	10.12	11/8/2018

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	Exhibit	Filing Date
10.58+	Amendment to Second Amended & Restated Employment Agreement of James D. DeVries	8-K	10.2	12/3/2018
10.59+	Defenders, Inc. Executive Change in Control Severance Plan with James Boyce, dated April 24, 2017	10-Q	10.60	5/5/2021
10.60+	Amendment to Executive Change in Control Severance Plan with James Boyce, dated January 29, 2020	10-Q	10.61	5/5/2021
10.61+	Offer Letter dated February 3, 2020 by and between James Boyce and ADT Inc.	10-Q	10.62	5/5/2021
10.62+	ADT Inc. Annual Incentive Plan	8-K	10.1	7/29/2021
10.63*	Investor Rights Agreement, dated December 8, 2021, by and among ADT Inc. and the Holders party thereto
21*	Subsidiaries of ADT Inc.
23*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
31.2*	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
32.1**	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document
_________________________
^ Confidential treatment requested. Confidential portions of this exhibit have been removed.
* Filed herewith.
** Furnished herewith
+ Management contract or compensatory plan or arrangement.
ITEM 16. FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADT Inc.
Date:	March 1, 2022	By:	/s/ James D. DeVries
		Name:	James D. DeVries
		Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2022.

Name	Title
/s/ James D. DeVries	President, Chief Executive Officer and Director (Principal Executive Officer)
James D. DeVries
/s/ Jeffrey Likosar	Chief Financial Officer and President, Corporate Development (Principal Financial Officer)
Jeffrey Likosar
/s/ Zachary Susil	Senior Vice President, Chief Accounting Officer, Controller, and Chief Financial Officer, ADT Solar (Principal Accounting Officer)
Zachary Susil
/s/ Marc E. Becker	Director (Chairman)
Marc E. Becker
/s/ Andrew D. Africk	Director
Andrew D. Africk
/s/ Stephanie Drescher	Director
Stephanie Drescher
/s/ Tracey Griffin	Director
Tracey Griffin
/s/ Matthew H. Nord	Director
Matthew H. Nord
/s/ Eric L. Press	Director
Eric L. Press
/s/ Reed B. Rayman	Director
Reed B. Rayman
/s/ David Ryan	Director
David Ryan
/s/ Lee J. Solomon	Director
Lee J. Solomon
/s/ Matthew E. Winter	Director
Matthew E. Winter
/s/ Sigal Zarmi	Director
Sigal Zarmi

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of ADT Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of ADT Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Compass Solar Group, LLC from its assessment of internal control over financial reporting as of December 31, 2021, because it was acquired by the Company in a purchase business combination during 2021. We have also excluded Compass Solar Group, LLC from our audit of internal control over financial reporting. Compass Solar Group, LLC is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 5% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.

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
Goodwill Impairment Assessment -- Commercial Reporting Unit
As described in Note 5 to the consolidated financial statements, the Company’s consolidated goodwill balance was $5.9 billion as of December 31, 2021, of which $332.8 million relates to the commercial reporting unit. Management tests goodwill for impairment at least annually as of the first day of the fourth quarter of each year and more often if an event occurs or circumstances change which indicate it is more-likely-than-not that fair value is less than its carrying amount. Under a qualitative approach, the Company assesses whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying amount. If the Company elects to bypass the qualitative assessment for any reporting unit, or if a qualitative assessment indicates it is more-likely-than-not that the estimated fair value of a reporting unit is less than its carrying amount, the Company proceeds to a quantitative approach. Under a quantitative approach, the Company estimates the fair value of a reporting unit and compares it to its carrying amount. If the carrying amount of a reporting unit exceeds fair value, an impairment loss is recognized in an amount equal to that excess. The Company estimates the fair values of its reporting units using the income approach, which discounts projected cash flows using market participant assumptions. The income approach includes significant assumptions including, but not limited to, forecasted revenue, operating profit margins, operating expenses, cash flows, perpetual growth rates, and discount rates.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Commercial reporting unit is a critical audit matter are (i) the significant judgment by management when estimating the fair value of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and audit effort in performing procedures and evaluating management’s significant assumptions related to forecasted revenue, operating profit margins, operating expenses, and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the fair value estimate of the Company’s Commercial reporting unit. These procedures also included, among others, (i) testing management’s process for estimating the fair value of the reporting unit; (ii) evaluating the appropriateness of the income approach; (iii) testing the completeness and accuracy of the underlying data used in the discounted cash flow model; and (iv) evaluating the significant assumptions used by management related to forecasted revenue, operating profit margins, operating expenses, and discount rate. Evaluating management’s assumptions related to forecasted revenue, operating profit margins, operating expenses, and discount rate involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting units (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow model.

/s/ PricewaterhouseCoopers LLP
Hallandale Beach, Florida
March 1, 2022
We have served as the Company’s auditor since 2010.

ADT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$24,453	$204,998
Accounts receivable, net of allowance for credit losses of $54,032 and $68,342, respectively	442,158	336,033
Inventories, net	277,323	174,839
Work-in-progress	70,528	41,312
Prepaid expenses and other current assets	178,069	210,212
Total current assets	992,531	967,394
Property and equipment, net	364,108	325,716
Subscriber system assets, net	2,867,528	2,663,228
Intangible assets, net	5,413,351	5,906,690
Goodwill	5,943,403	5,236,302
Deferred subscriber acquisition costs, net	850,489	654,019
Other assets	462,941	363,587
Total assets	$16,894,351	$16,116,936

Liabilities and stockholders' equity
Current liabilities:
Current maturities of long-term debt	$117,592	$44,764
Accounts payable	474,976	321,595
Deferred revenue	373,532	345,582
Accrued expenses and other current liabilities	737,245	584,151
Total current liabilities	1,703,345	1,296,092
Long-term debt	9,575,098	9,447,780
Deferred subscriber acquisition revenue	1,199,293	832,166
Deferred tax liabilities	867,203	990,899
Other liabilities	300,693	510,663
Total liabilities	13,645,632	13,077,600

Commitments and contingencies (See Note 12)

Stockholders' equity:
Preferred stock—authorized 1,000,000 shares of $0.01 par value; zero issued and outstanding as of December 31, 2021 and 2020.	—	—
Common stock—authorized 3,999,000,000 shares of $0.01 par value; issued and outstanding shares of 846,825,868 and 771,013,638 as of December 31, 2021 and 2020, respectively.	8,468	7,710
Class B common stock—authorized 100,000,000 shares of $0.01 par value; issued and outstanding shares of 54,744,525 as of December 31, 2021 and 2020.	547	547
Additional paid-in capital	7,261,267	6,640,763
Accumulated deficit	(3,952,590)	(3,491,069)
Accumulated other comprehensive income (loss)	(68,973)	(118,615)
Total stockholders' equity	3,248,719	3,039,336
Total liabilities and stockholders' equity	$16,894,351	$16,116,936
See Notes to Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2021	2020	2019
Monitoring and related services	$4,347,713	$4,186,987	$4,307,582
Installation and other	959,398	1,127,800	818,075
Total revenue	5,307,111	5,314,787	5,125,657
Cost of revenue (exclusive of depreciation and amortization shown separately below)	1,550,173	1,516,528	1,390,284
Selling, general, and administrative expenses	1,789,009	1,722,906	1,406,532
Depreciation and intangible asset amortization	1,914,779	1,913,767	1,989,082
Merger, restructuring, integration, and other	37,872	120,208	35,882
Goodwill impairment	—	—	45,482
Loss on sale of business	—	738	61,951
Operating income (loss)	15,278	40,640	196,444
Interest expense, net	(457,667)	(708,189)	(619,573)
Loss on extinguishment of debt	(37,113)	(119,663)	(104,075)
Other income (expense)	8,313	8,293	5,012
Income (loss) before income taxes	(471,189)	(778,919)	(522,192)
Income tax benefit	130,369	146,726	98,042
Net income (loss)	$(340,820)	$(632,193)	$(424,150)

Net income (loss) per share - basic:
Common stock	$(0.41)	$(0.82)	$(0.57)
Class B common stock	$(0.41)	$(0.72)	$—

Weighted-average shares outstanding - basic:
Common stock	770,620	760,483	747,238
Class B common stock	54,745	15,855	—

Net income (loss) per share - diluted:
Common stock	$(0.41)	$(0.82)	$(0.57)
Class B common stock	$(0.41)	$(0.74)	$—

Weighted-average shares outstanding - diluted:
Common stock	770,620	760,483	747,238
Class B common stock	54,745	17,944	—
See Notes to Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2021	2020	2019
Net income (loss)	$(340,820)	$(632,193)	$(424,150)
Other comprehensive income (loss), net of tax:
Cash flow hedges	46,234	(58,114)	(38,103)
Foreign currency translation	—	—	51,599
Defined benefit pension plans	3,408	(2,125)	(93)
Total other comprehensive income (loss), net of tax	49,642	(60,239)	13,403
Comprehensive income (loss)	$(291,178)	$(692,432)	$(410,747)
See Notes to Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of December 31, 2018	766,881	—	$7,669	$—	$5,969,347	$(1,680,432)	$(71,779)	$4,224,805
Net income (loss)	—	—	—	—	—	(424,150)	—	(424,150)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	13,403	13,403
Repurchases of common stock	(23,883)	—	(239)	—	(149,629)	—	—	(149,868)
Dividends, including dividends reinvested in common stock	10,744	—	107	—	67,660	(633,223)	—	(565,456)
Share-based compensation expense	—	—	—	—	85,626	—	—	85,626
Transactions related to employee share-based compensation plans and other	(120)	—	(1)	—	4,398	(4,388)	—	9
Balance as of December 31, 2019	753,622	—	$7,536	$—	$5,977,402	$(2,742,193)	$(58,376)	$3,184,369
Adoption of accounting standard, net of tax	—	—	—	—	—	(2,341)	—	(2,341)
Net income (loss)	—	—	—	—	—	(632,193)	—	(632,193)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(60,239)	(60,239)
Issuance of common stock, net of expenses	16,279	54,745	163	547	560,871	—	—	561,581
Repurchases of common stock	(1)	—	—	—	(4)	—	—	(4)
Dividends, including dividends reinvested in common stock	2	—	—	—	15	(111,868)	—	(111,853)
Share-based compensation expense	—	—	—	—	96,013	—	—	96,013
Transactions related to employee share-based compensation plans and other	1,112	—	11	—	6,466	(2,474)	—	4,003
Balance as of December 31, 2020	771,014	54,745	$7,710	$547	$6,640,763	$(3,491,069)	$(118,615)	$3,039,336
Net income (loss)	—	—	—	—	—	(340,820)	—	(340,820)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	49,642	49,642
Issuance of common stock, net of expenses	69,667	—	697	—	567,912	—	—	568,609
Dividends, including dividends reinvested in common stock	—	—	—	—	4	(119,154)	—	(119,150)
Share-based compensation expense	—	—	—	—	61,237	—	—	61,237
Transactions related to employee share-based compensation plans and other	6,145	—	61	—	(8,649)	(1,547)	—	(10,135)
Balance as of December 31, 2021	846,826	54,745	$8,468	$547	$7,261,267	$(3,952,590)	$(68,973)	$3,248,719
See Notes to Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$(340,820)	$(632,193)	$(424,150)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and intangible asset amortization	1,914,779	1,913,767	1,989,082
Amortization of deferred subscriber acquisition costs	126,089	96,823	80,128
Amortization of deferred subscriber acquisition revenue	(172,061)	(124,804)	(107,284)
Share-based compensation expense	61,237	96,013	85,626
Deferred income taxes	(139,480)	(173,415)	(117,889)
Provision for losses on receivables and inventory	38,213	119,677	55,452
Loss on extinguishment of debt	37,113	119,663	104,075
Intangible and other asset impairments	19,161	—	—
Goodwill impairment	—	—	45,482
Loss on sale of business	—	738	61,951
Unrealized (gain) loss on interest rate swap contracts	(157,505)	60,363	8,501
Other non-cash items, net	149,024	144,534	129,275
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, net	(50,214)	(84,050)	(94,449)
Contract assets, net	46,788	(140,920)	(18,683)
Inventories and work-in-progress	(84,020)	(60,797)	(14,711)
Accounts payable	98,123	65,317	19,325
Deferred subscriber acquisition costs	(323,602)	(239,838)	(189,988)
Deferred subscriber acquisition revenue	276,841	179,874	259,844
Other, net	150,057	25,997	1,530
Net cash provided by (used in) operating activities	1,649,723	1,366,749	1,873,117
Cash flows from investing activities:
Dealer generated customer accounts and bulk account purchases	(675,118)	(380,716)	(669,683)
Subscriber system asset expenditures	(694,684)	(418,355)	(542,305)
Purchases of property and equipment	(168,238)	(157,191)	(158,846)
Acquisition of businesses, net of cash acquired	(163,503)	(224,617)	(108,716)
Sale of business, net of cash sold	1,807	(2,448)	496,398
Other investing, net	3,991	45,850	4,975
Net cash provided by (used in) investing activities	(1,695,745)	(1,137,477)	(978,177)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of expenses	—	447,811	—
Proceeds from long-term borrowings	1,195,729	2,640,000	3,403,022
Proceeds from receivables facility	253,546	82,517	—
Repayment of long-term borrowings, including call premiums	(1,251,193)	(3,054,798)	(3,845,195)
Repayment of receivables facility	(130,345)	(6,742)	—
Dividends on common stock	(116,348)	(109,328)	(564,767)
Repurchases of common stock	—	(4)	(149,868)
Deferred financing costs	(14,316)	(29,496)	(54,382)
Other financing, net	(65,521)	(40,221)	(3,014)
Net cash provided by (used in) financing activities	(128,448)	(70,261)	(1,214,204)

Effect of currency translation on cash	—	—	838

Cash and cash equivalents and restricted cash and restricted cash equivalents:
Net increase (decrease) during the period	(174,470)	159,011	(318,426)
Beginning balance	207,747	48,736	367,162
Ending balance	$33,277	$207,747	$48,736
See Notes to Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business and Summary of Significant Accounting Policies
Organization and Business
ADT Inc., together with its wholly-owned subsidiaries (collectively, the “Company”), is a leading provider of security, interactive, and smart home solutions serving consumer, small business, and commercial customers in the United States (“U.S.”). With the acquisition of Compass Solar Group, LLC (“Sunpro Solar”) (the “Sunpro Solar Acquisition”) in December 2021, the Company is now also a leading provider of residential solar and energy storage solutions.
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
The Company is majority-owned by Prime Security Services TopCo (ML), L.P., which is majority owned by Prime Security Services TopCo Parent, L.P. (“Ultimate Parent”). Ultimate Parent is majority-owned by Apollo Investment Fund VIII, L.P. and its related funds that are directly or indirectly managed by affiliates of Apollo Global Management, Inc. (together with its subsidiaries and affiliates, “Apollo” or the “Sponsor”).
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
Information on accounting policies and methods related to revenue, segments, acquisitions and dispositions, goodwill and other intangible assets, debt, derivatives, income taxes, equity, share-based compensation, net income (loss) per share, loss contingencies, leases, and retirement plans is included in the respective footnotes that follow. Below is a discussion of accounting policies and methods used in the consolidated financial statements that are not presented in other footnotes.
COVID-19 Pandemic
During March 2020, the World Health Organization declared the outbreak of a novel coronavirus as a pandemic (the “COVID-19 Pandemic”). While responses have varied by individuals, businesses, and state and local municipalities, the COVID-19 Pandemic has had notable adverse impacts on general economic conditions, including the temporary and permanent closures of many businesses, increased governmental regulations, supply chain disruptions, and changes in consumer spending due to significant unemployment and other effects attributable to the COVID-19 Pandemic. To protect its employees and serve its customers, the Company implemented and is continuously evolving measures, such as (i) detailed protocols for infectious disease safety for employees, (ii) employee daily wellness checks, and (iii) certain work from home actions, including for the majority of the Company’s call center professionals.
As such, the Company considered the on-going and pervasive economic impact of the COVID-19 Pandemic in the assessment of its financial position, results of operations, cash flows, and certain accounting estimates as of and for the years ended December 31, 2021 and 2020. However, the evolving and uncertain nature of the COVID-19 Pandemic, as well as the evolving nature of the regulatory environment which may require vaccine mandates or other actions that could impact the Company’s employee base or impose additional costs on the business, could materially impact the Company’s estimates and financial results in future reporting periods.

Basis of Presentation and Consolidation
The consolidated financial statements include the accounts of ADT Inc. and its wholly-owned subsidiaries, and have been prepared in U.S. dollars in accordance with GAAP. All intercompany transactions have been eliminated. Certain prior period amounts have been reclassified to conform with the current period presentation.
Segment Changes
As of December 31, 2020, the Company had a single operating and reportable segment. Effective in the first quarter of 2021, the manner in which the Company’s Chief Executive Officer, who is the chief operating decision maker (the “CODM”), evaluates performance and makes decisions about how to allocate resources changed, and the Company reported results in two operating and reportable segments, Consumer and Small Business (“CSB”) and Commercial. In connection with the Sunpro Solar Acquisition in the fourth quarter of 2021, the Company began reporting results for a third operating and reportable segment, Solar, related to the ADT Solar business. There were no further changes to the Company’s CSB and Commercial segments.
Where applicable, prior periods have been retrospectively adjusted to reflect the Company’s current operating and reportable segment structure. The accounting policies of the Company’s reportable segments are the same as those of the Company.
The Company organizes its segments based on customer type and offering as follows:
•CSB - The CSB segment primarily includes (i) revenue and operating costs from the sale, installation, servicing, and monitoring of integrated security and automation systems, as well as other offerings such as mobile security and home health solutions; (ii) other operating costs associated with support functions related to these operations; and (iii) general corporate costs and other income and expense items not included in the Commercial or Solar segments. Customers in the CSB segment are comprised of residential homeowners, small business operators, and other individual consumers of security and automation systems.
Where applicable, results for the Company’s Canadian operations prior to its sale in the fourth quarter of 2019 are included in the CSB segment based on the primary customer market served in Canada.
•Commercial - The Commercial segment primarily includes (i) revenue and operating costs from the sale, installation, servicing, and monitoring of integrated security and automation systems, fire detection and suppression systems, and other related offerings; (ii) other operating costs associated with support functions related to these operations; and (iii) dedicated corporate and other costs. Customers in the Commercial segment are comprised of larger businesses with more expansive facilities (typically larger than 10,000 square feet) and multi-site operations, which often require more sophisticated integrated solutions.
•Solar - The Solar segment primarily includes (i) revenue and operating costs from the design and installation of solar and related solutions and services; (ii) other operating costs associated with support functions related to these operations; and (iii) dedicated corporate and other costs. Customers in the Solar segment are comprised of residential homeowners who purchase solar and energy storage solutions, energy efficiency upgrades, and roofing services.
Refer to Note 3 “Segment Information” for additional information on the Company’s segments.
Foreign Currency Translation and Transaction Gains and Losses
The Company’s reporting currency is the U.S. dollar. As such, the financial statements of a foreign subsidiary are translated into U.S. dollars using the foreign exchange rates applicable to the dates of the financial statements. Assets and liabilities are translated using the end-of-period spot foreign exchange rate. Revenue, expenses, and cash flows are translated at the average foreign exchange rate for each period. Equity accounts are translated at historical foreign exchange rates. The effects of these translation adjustments are reported as a component of accumulated other comprehensive income (loss) (“AOCI”) in the Consolidated Balance Sheets. In addition, translation adjustments related to intercompany loans denominated in a foreign currency that are determined to be of a long-term investment nature are reported as a component of AOCI in the Consolidated Balance Sheets.
For transactions denominated in a currency different from the entity’s functional currency, gains or losses are recognized in the Consolidated Statements of Operations based on the difference between the foreign exchange rate at each transaction date and the foreign exchange rate at the transaction settlement date (or rate at period end, if unsettled).

Cash and Cash Equivalents and Restricted Cash and Restricted Cash Equivalents
All highly liquid investments with original maturities of three months or less from the time of purchase are considered to be cash equivalents. Restricted cash and restricted cash equivalents are cash and cash equivalents, which are restricted for a specific purpose and cannot be included in the general cash and cash equivalents account. Restricted cash and restricted cash equivalents are reflected in prepaid expenses and other current assets in the Consolidated Balance Sheets.
The amount of cash and cash equivalents and restricted cash and restricted cash equivalents reported in the Consolidated Balance Sheets as reconciled to the amounts shown in the Consolidated Statements of Cash Flows is as follows:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Cash and cash equivalents	$24,453	$204,998	$48,736
Restricted cash and restricted cash equivalents	8,824	2,749	—
Ending balance	$33,277	$207,747	$48,736
Supplementary Cash Flow Information
The following table summarizes supplementary cash flow information and material non-cash investing and financing transactions, excluding leases:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Interest paid, net of interest income	$456,509	$510,185	$545,206
Payments (refunds) on income taxes, net	$1,877	$25,802	$(1,001)
Issuance of shares in lieu of cash dividends	$4	$15	$67,767
Issuance of shares for acquisition of business	$528,503	$113,841	$—
As discussed in Note 4 “Acquisitions and Disposition,” in addition to the issuance of shares for acquisition of business above for 2021, total consideration related to the Sunpro Solar Acquisition included approximately $40 million related to 5 million shares of the Company’s Common Stock to be issued in various increments over the twelve-month period subsequent to the acquisition date.
Refer to Note 13 “Leases” for cash flows and supplemental information associated with the Company’s leases.
Inventories, net
Inventories are primarily comprised of components and parts for the Company’s security and solar systems. The Company records inventory at the lower of cost and net realizable value. Inventories are presented net of an obsolescence reserve.
Work-in-Progress
Work-in-progress is primarily comprised of certain costs incurred for installations of security system equipment sold outright to customers that have not yet been completed.
Property and Equipment, net
Property and equipment, net, is recorded at historical cost less accumulated depreciation, which is calculated using the straight-line method over the estimated useful lives of the related assets as follows:

Buildings and related improvements	Up to 40 years
Leasehold improvements	Lesser of remaining term of the lease or economic useful life
Capitalized software	3 to 10 years
Machinery, equipment, and other	Up to 10 years

The gross carrying amount, accumulated depreciation, and net carrying amount of property and equipment were as follows:

	December 31,
(in thousands)	2021	2020
Land	$13,120	$13,120
Buildings and leasehold improvements	112,475	100,654
Capitalized software	491,184	585,251
Machinery, equipment, and other	205,696	189,768
Construction in progress	26,335	35,971
Finance leases	166,925	121,061
Accumulated depreciation	(651,627)	(720,109)
Property and equipment, net	$364,108	$325,716
Depreciation expense is reflected in depreciation and intangible asset amortization in the Consolidated Statements of Operations as follows:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Depreciation expense	$197,202	$187,386	$187,397
Repairs and maintenance expenditures are expensed when incurred.
Subscriber System Assets, net and Deferred Subscriber Acquisition Costs, net
Subscriber system assets represent capitalized equipment and installation costs incurred in connection with transactions in which the Company retains ownership of the security system. Deferred subscriber acquisition costs represent selling expenses (primarily commissions) that are incremental to acquiring customers.
The Company records subscriber system assets and deferred subscriber acquisition costs in the Consolidated Balance Sheets as these assets embody a probable future economic benefit for the Company through the generation of future monitoring and related services revenue. Upon customer termination, the Company may retrieve such assets.
Subscriber system assets, net reflected in the Consolidated Balance Sheets was as follows:

	December 31,
(in thousands)	2021	2020
Gross carrying amount	$5,499,703	$4,815,286
Accumulated depreciation	(2,632,175)	(2,152,058)
Subscriber system assets, net	$2,867,528	$2,663,228
Subscriber system assets and any related deferred subscriber acquisition costs are accounted for on a pooled basis based on the month and year of customer acquisition. The Company depreciates and amortizes these pooled costs using an accelerated method over the estimated life of the customer relationship, which is 15 years. In order to align the depreciation and amortization of these pooled costs to the pattern in which their economic benefits are consumed, the accelerated method utilizes an average declining balance rate of approximately 250% and converts to straight-line methodology when the resulting charge is greater than that from the accelerated method, resulting in an average charge of approximately 55% of the pool within the first five years, 25% within the second five years, and 20% within the final five years.
Depreciation and amortization of subscriber system assets and deferred subscriber acquisition costs are reflected in depreciation and intangible asset amortization and selling, general, and administrative expenses, respectively, in the Consolidated Statements of Operations as follows:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Depreciation of subscriber system assets	$506,568	$501,669	$558,111
Amortization of deferred subscriber acquisition costs	$126,089	$96,823	$80,128

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
There were no material long-lived asset impairments during 2021, 2020, or 2019.
Refer to Note 5 “Goodwill and Other Intangible Assets” for discussion of intangible asset impairments.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following as of the periods presented:

	December 31,
(in thousands)	2021	2020
Accrued interest	$124,579	$123,935
Payroll-related accruals	196,165	99,771
Operating lease liabilities	37,359	30,689
Fair value of interest rate swaps	50,360	65,462
Other accrued liabilities	328,782	264,294
Accrued expenses and other current liabilities	$737,245	$584,151
Advertising
Advertising costs are expensed when incurred and are included in selling, general, and administrative expenses in the Consolidated Statements of Operations and were $239 million, $264 million, and $160 million during 2021, 2020, and 2019, respectively.
Radio Conversion Costs
During 2019, the Company commenced a program to replace the 3G and Code-Division Multiple Access (“CDMA”) cellular equipment used in many of its security systems as a result of the cellular network providers notifying the Company they will be retiring their 3G and CDMA networks during 2022. From inception of this program through December 31, 2021, the Company incurred $288 million of net radio conversion costs. The estimated remaining radio conversion costs and related incremental revenue are not expected to be material.
Radio conversion costs and radio conversion revenue are reflected in selling, general, and administrative expenses and monitoring and related services revenue, respectively, in the Consolidated Statements of Operations as follows:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Radio conversion costs	$250,490	$88,709	$30,038
Radio conversion revenue	$39,127	$36,820	$5,055
Merger, Restructuring, Integration, and Other
Merger, restructuring, integration, and other represents certain direct and incremental costs resulting from acquisitions made by the Company, integration costs as a result of those acquisitions, costs related to the Company’s restructuring efforts, as well as fair value remeasurements and impairment charges on certain strategic investments.
Concentration of Credit Risks
The majority of the Company’s cash and cash equivalents and restricted cash and restricted cash equivalents are held at major financial institutions. There is a concentration of credit risk related to certain account balances in excess of the Federal Deposit

Insurance Corporation insurance limit of $250,000 per account. The Company regularly monitors the financial stability of these financial institutions and believes there is no exposure to any significant credit risk for its cash and cash equivalents and restricted cash and restricted cash equivalents. Concentration of credit risk associated with the Company’s accounts receivable is limited due to the significant size of the customer base.
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
Cash Equivalents - Included in cash and cash equivalents are investments in money market mutual funds. The Company had no material investments in money market mutual funds as of December 31, 2021 and $143 million of such investments as of December 31, 2020. These investments are classified as Level 1 fair value measurements, which represent unadjusted quoted prices in active markets for identical assets or liabilities.
Retail Installment Contract Receivables, net - The fair value of the Company’s retail installment contract receivables was determined using a discounted cash flow model. The resulting fair value is classified as a Level 3 fair value measurement.
The total carrying amount and fair value of retail installment contract receivables were as follows:

	December 31,
	2021		2020
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Retail installment contract receivables, net	$330,605	$255,147	$141,591	$112,676
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
The total carrying amount and fair value of long-term debt instruments subject to fair value disclosures were as follows:

	December 31,
	2021		2020
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt instruments, excluding finance lease obligations	$9,599,610	$10,043,877	$9,431,216	$10,127,291
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
Guarantees
In the normal course of business, the Company is liable for contract completion and product performance. The Company’s guarantees primarily relate to standby letters of credit related to its insurance programs and totaled $76 million and $83 million as of December 31, 2021 and 2020, respectively. The Company does not believe such obligations will materially affect its financial position, results of operations, or cash flows.
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
ASU 2021-01, Reference Rate Reform (Topic 848) amends ASU 2020-04 and clarifies the scope and guidance of Topic 848 to allow derivatives impacted by the reference rate reform to qualify for certain optional expedients and exceptions for contract modifications and hedge accounting. The guidance is optional and is effective for a limited period of time through December 31, 2022. As of December 31, 2021, this guidance had no impact on the consolidated financial statements. However, the Company will continue to evaluate this guidance.
ASU 2021-08, Business Combinations: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, as if the acquiring entity had originated the related revenue contracts. Early adoption is permitted, including interim periods within those fiscal years. An entity that early adopts this guidance in an interim period should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. This guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company early adopted the guidance during the fourth quarter of 2021. As of December 31, 2021, this guidance did not have a material impact on the consolidated financial statements.
Other Subsequent Events
In January 2022, the Company announced that together with Ford Motor Company (“Ford”), the Company will be forming a new entity, Canopy, which will combine ADT’s professional security monitoring and Ford’s AI-driven video camera technology to help customers strengthen security of new and existing vehicles across automotive brands. Ford and ADT’s investment in Canopy is subject to certain conditions, including regulatory approvals, and initial funding is expected to close in the second quarter of 2022. ADT and Ford expect to invest approximately $100 million collectively during the next three years, of which ADT will contribute 40%.
2. Revenue and Receivables
Revenue
The Company generates revenue primarily through contractual monthly recurring fees received for monitoring and related services provided to customers. For CSB and Commercial, the Company’s performance obligations generally include monitoring, related services (such as maintenance agreements), and the sale and installation of a security system or a material right in transactions in which the Company retains ownership of the security system (as discussed below). For Solar, the Company’s performance obligations generally include the sale and installation of a solar system, and may include additional performance obligations such as roofing services or the sale and installation of additional products such as batteries.
The transaction price is allocated to each performance obligation based on relative standalone selling price, which is determined using observable internal and external pricing, profitability, and operational metrics.

The following table presents the Company’s disaggregated revenue:

	Years Ended December 31,
(in thousands)	2021	2020	2019
CSB:
Monitoring and related services	$3,873,285	$3,760,614	$3,891,075
Installation and other	272,743	564,575	189,272
Total CSB	4,146,028	4,325,189	4,080,347
Commercial:
Monitoring and related services	474,428	426,373	416,507
Installation and other	639,304	563,225	628,803
Total Commercial	1,113,732	989,598	1,045,310
Solar:
Installation and other	47,351	—	—
Total Solar	47,351	—	—

Total revenue	$5,307,111	$5,314,787	$5,125,657
Revenue is recognized in the Consolidated Statements of Operations, net of sales and other taxes. Amounts collected from customers for sales and other taxes are reported as a liability net of the related amounts remitted.
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
The portion of the transaction price associated with the material right is deferred upon initiation of a monitoring contract and reflected as deferred subscriber acquisition revenue in the Consolidated Balance Sheets. Deferred subscriber acquisition revenue is amortized on a pooled basis over the estimated life of the customer relationship using an accelerated method consistent with the treatment of subscriber system assets and deferred subscriber acquisition costs.
Amortization of deferred subscriber acquisition revenue is reflected in installation and other revenue in the Consolidated Statements of Operations as follows:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Amortization of deferred subscriber acquisition revenue	$172,061	$124,804	$107,284
Customer-Owned - In transactions involving security systems sold outright to the customer (referred to as outright sales), the Company’s performance obligations generally include the sale and installation of the system as well as any monitoring and related services.
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
Solar - In transactions within our Solar business, the Company’s performance obligations generally include the sale and installation of a solar system, and may include additional performance obligations such as roofing services or the sale and installation of additional products such as batteries. Revenue is recognized when control over the products and services are transferred to the customer and is reflected in installation and other revenue in the Consolidated Statements of Operations.
The Company also enters into agreements with third-party lenders in order to access loan products for the Company’s Solar customers. The lender has the exclusive right to determine if a loan application will be accepted or rejected, and the Company is not a party to the loan agreement. There are no guarantees related to the repayment of the loan, and as such, there is no liability associated with these arrangements. Once a loan is approved, the lender will pay the Company the loan amount upfront or upon installation, net of fees. These fees are recorded as a reduction of installation and other revenue and were not material during 2021.
Product Sales
Revenue and cost of revenue from products in outright sales were as follows:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Revenue from product sales	$777,611	$997,876	$709,242
Cost of revenue from product sales	$635,518	$726,622	$573,691
Deferred Revenue
Deferred revenue represents customer billings for services not yet rendered and is primarily related to recurring monitoring and related services. In addition, payments received for the installation of a solar system after the agreement is signed but before performance obligations are satisfied are recorded as deferred revenue.
These fees are recorded as current deferred revenue in the Consolidated Balance Sheets, as the Company expects to satisfy any remaining performance obligations, as well as recognize the related revenue, within the next twelve months when performance obligations are satisfied. Accordingly, the Company has applied the practical expedient regarding deferred revenue to exclude the value of remaining performance obligations if (i) the contract has an original expected term of one year or less or (ii) the Company recognizes revenue in proportion to the amount it has the right to invoice for services performed.
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
Substantially all new CSB transactions since March 2021 take place under a Company-owned model.
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
Changes in the allowance for credit losses on accounts receivable were as follows:

	Years Ended December 31,
(in thousands)	2021	2020(1)	2019
Beginning balance	$68,342	$42,960	$39,765
Provision for credit losses(2)	51,877	81,713	56,060
Write-offs, net of recoveries(3)	(66,187)	(56,331)	(51,488)
Ending balance	$54,032	$68,342	$44,337
________________
(1)Beginning balance reflected is subsequent to the adoption of ASU 2016-13, Measurement of Credit Losses on Financial Instruments, and related amendments on January 1, 2020. The impact of adoption was not material.
(2)The provision for credit losses during 2020 includes an increase related to the COVID-19 Pandemic.
(3)The amount of recoveries was not material for the periods presented. As such, the Company presented write-offs, net of recoveries.
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
Upon origination of a retail installment contract, the Company utilizes external credit scores to assess customer credit quality and determine eligibility. Subsequent to origination, the Company monitors the delinquency status of retail installment contract receivables as the key credit quality indicator. In addition, customers are required to enroll in the Company’s automated payment process in order to enter into a retail installment contract. As of December 31, 2021, the current and delinquent billed retail installment contract receivables were not material.
Unbilled retail installment contract receivables reflected in the Consolidated Balance Sheets were as follows:

	December 31,
(in thousands)	2021	2020
Retail installment contract receivables, gross	$331,512	$145,957
Allowance for credit losses	(907)	(4,366)
Retail installment contract receivables, net	$330,605	$141,591
Classification:
Accounts receivable, net	$100,385	$47,023
Other assets	230,220	94,568
Retail installment contract receivables, net	$330,605	$141,591
As of December 31, 2021, and 2020, retail installment contract receivables, net, used as collateral for borrowings under the Receivables Facility were $299 million and $109 million, respectively. The allowance for credit losses relates to retail installment contract receivables from outright sales transactions and is not material.
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

Contract assets for residential transactions reflected in the Consolidated Balance Sheets were as follows:

	December 31,
(in thousands)	2021	2020
Contract assets, gross	$106,810	$161,563
Allowance for credit losses	(12,300)	(29,558)
Contract assets, net	$94,510	$132,005
Classification:
Prepaid expenses and other current assets	$58,452	$59,382
Other assets	36,058	72,623
Contract assets, net	$94,510	$132,005
The Company recognized approximately $26 million, $183 million, and $27 million of gross contract assets during 2021, 2020, and 2019, respectively.
The allowance for credit losses on contract assets is not material.
3. Segment Information
As discussed in Note 1 “Description of Business and Summary of Significant Accounting Policies,” the Company reports results in three operating and reportable segments, CSB, Commercial, and Solar based on the manner in which the CODM evaluates performance and makes decisions about how to allocate resources.
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
The CODM does not review the Company's assets by segment; therefore, such information is not presented.
The following table presents total revenue by segment and a reconciliation to consolidated total revenue:

	Years Ended December 31,
(in thousands)	2021	2020	2019
CSB	$4,146,028	$4,325,189	$4,080,347
Commercial	1,113,732	989,598	1,045,310
Solar	47,351	—	—
Total Revenue	$5,307,111	$5,314,787	$5,125,657

The following table presents Adjusted EBITDA by segment and a reconciliation to consolidated net income (loss) before taxes:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Adjusted EBITDA by segment:
CSB	$2,110,879	$2,153,899	$2,374,165
Commercial	96,112	45,338	109,045
Solar	5,588	—	—
Total	$2,212,579	$2,199,237	$2,483,210

Reconciliation to consolidated net income (loss) before taxes:
Total segment Adjusted EBITDA	$2,212,579	$2,199,237	$2,483,210
Less:
Interest expense, net	457,667	708,189	619,573
Depreciation and intangible asset amortization	1,914,779	1,913,767	1,989,082
Amortization of deferred subscriber acquisition costs	126,089	96,823	80,128
Amortization of deferred subscriber acquisition revenue	(172,061)	(124,804)	(107,284)
Share-based compensation expense	61,237	96,013	85,626
Merger, restructuring, integration, and other	37,872	120,208	35,882
Goodwill impairment	—	—	45,482
Loss on sale of business	—	738	61,951
Loss on extinguishment of debt	37,113	119,663	104,075
Radio conversion costs, net(1)	211,363	51,889	24,983
Financing and consent fees(2)	3,672	5,263	23,250
Acquisition related adjustments(3)	12,945	438	22,285
Other(4)	(6,908)	(10,031)	20,369
Net income (loss) before taxes	$(471,189)	$(778,919)	$(522,192)
___________________
(1)Refer to Note 1 “Description of Business and Summary of Significant Accounting Policies” for further details.
(2)Represents fees expensed associated with financing transactions.
(3)Represents amortization of purchase accounting adjustments and compensation arrangements related to acquisitions. During 2021, primarily related to the Sunpro Solar Acquisition. During 2019, primarily related to compensation arrangements as a result of Commercial acquisitions.
(4)Represents other charges and non-cash items. During 2020, included recoveries of $10 million associated with notes receivable from a former strategic investment. During 2019, included losses of $10 million associated with notes receivable from a former strategic investment and $6 million associated with an estimated legal settlement, net of insurance.
Entity-Wide Disclosure
Revenue by geographic area for the periods presented was follows:

	Years Ended December 31,
(in thousands)	2021	2020	2019
United States	$5,307,111	$5,314,787	$4,936,121
Canada	—	—	189,536
Total revenue	$5,307,111	$5,314,787	$5,125,657
Revenue is attributed to individual countries based upon the operating entity that records the transaction. Since the sale of ADT Canada in 2019, revenue outside of the U.S. is not material.
As a result of the sale of ADT Canada in 2019, substantially all of the Company’s assets are located in the U.S. as of December 31, 2021 and 2020.

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
The consolidated financial statements reflect the results of operations of an acquired business starting from the effective date of the acquisition. Acquisition-related expenses are recognized as incurred and are included in merger, restructuring, integration, and other in the Consolidated Statements of Operations and were not material during 2021, 2020, and 2019.
Sunpro Solar Acquisition
In December 2021, the Company acquired Sunpro Solar, a leading solar installer in the U.S. The acquisition is intended to expand the Company’s offerings by entering the residential solar market. Upon the consummation of the Sunpro Solar Acquisition, Sunpro Solar became an indirect wholly-owned subsidiary of the Company.
Total consideration was approximately $750 million, which consisted of cash paid of $142 million, net of cash acquired, and approximately 75 million unregistered shares of the Company’s Common Stock, par value of $0.01 per share, with a fair value of $569 million, of which approximately 5 million shares will be issued throughout 2022. The total fair value of $569 million was based on the closing stock price of the Company’s Common Stock on December 8, 2021, the acquisition date, adjusted for the impact of contractual restrictions on the ability for the holders to sell their shares.
The following table summarizes the purchase price allocation of the estimated fair values as of the date of acquisition of the assets acquired and liabilities assumed:

Fair value of assets acquired and liabilities assumed (in thousands):
Cash	$38,493
Accounts receivable	35,998
Inventories	49,480
Prepaid expenses and other current assets	17,388
Property and equipment	12,826
Goodwill	694,726
Other definite-lived intangible assets	42,100
Other assets	27,201
Accounts payable	(53,753)
Deferred revenue	(39,227)
Accrued expenses and other current liabilities	(44,088)
Current maturities of long-term debt	(7,643)
Other liabilities	(7,960)
Long-term debt	(15,112)
Total consideration transferred	$750,429
The purchase price allocation reflects preliminary fair value estimates based on management analysis, including work performed by third-party valuation specialists. Other definite-lived intangible assets is primarily comprised of a customer backlog intangible asset, which will be recognized as a reduction of installation and other revenue over a useful life of three months from the date of acquisition. The Company recorded $695 million of goodwill as a result of the Sunpro Solar Acquisition, the majority of which is deductible for tax purposes, and allocated the goodwill to the Solar reporting unit at the time of acquisition. The goodwill recognized as a result of the Sunpro Solar Acquisition reflects the strategic value and expected synergies of Sunpro Solar to the Company.

Pro Forma Results
The following summary, prepared on a pro forma basis, presents the Company’s unaudited consolidated results of operations for 2021 and 2020 as if the Sunpro Solar Acquisition had been completed as of January 1, 2020. The pro forma results below include the impact of certain adjustments related to the amortization of intangible assets, acquisition-related costs incurred as of the acquisition date, and in each case, the related income tax effects, as well as certain other post-acquisition adjustments directly attributable to the acquisition. This pro forma presentation does not include any impact of transaction synergies. The pro forma results are not necessarily indicative of the results of operations that actually would have been achieved had the Sunpro Solar Acquisition been consummated as of that date:

	Years Ended December 31,
(in thousands)	2021	2020
Total revenue	$5,905,148	$5,590,880
Net income (loss)	$(328,099)	$(680,992)
Revenue and net loss attributable to ADT Solar of $47 million and $7 million, respectively, are included in the Consolidated Statements of Operations from the acquisition date, December 8, 2021 through December 31, 2021.
Defenders Acquisition
In January 2020, the Company acquired its largest independent dealer, Defender Holdings, Inc. (“Defenders”) (the “Defenders Acquisition”), for total consideration of approximately $290 million, which consisted of cash paid of $173 million, net of cash acquired, and the issuance of approximately 16 million shares of the Company’s Common Stock, par value of $0.01 per share, with a fair value of $114 million.
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
The purchase price allocation reflects fair value estimates based on management analysis, including work performed by third-party valuation specialists. The acquired contracts and related customer relationships are amortized over 14 years. The Company recorded $252 million of goodwill as a result of the Defenders Acquisition, none of which is deductible for tax purposes, and allocated the goodwill to the CSB reporting unit at the time of acquisition. The goodwill recognized as a result of the Defenders Acquisition reflects the strategic value and expected synergies of Defenders to the Company.
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

Other Acquisitions
During 2021, total consideration related to business acquisitions (excluding the Sunpro Solar Acquisition) was approximately $21 million.
During 2020, total consideration related to business acquisitions (excluding the Defenders Acquisition) was approximately $80 million, including $52 million of cash, net of cash acquired. This resulted in the recognition of $24 million of goodwill, $13 million of contracts and related customer relationships, and $43 million of other intangible assets related to developed technology.
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
In connection with the sale, the Company and TELUS entered into a transition services agreement whereby the Company provides certain post-closing services to TELUS related to the business of ADT Canada. Additionally, the Company and TELUS entered into a non-competition and non-solicitation agreement pursuant to which the Company will not have any operations in Canada, subject to limited exceptions for cross-border commercial customers and mobile safety applications, for a period of seven years. Finally, the Company and TELUS entered into a patent and trademark license agreement granting (i) the use of the Company’s patents in Canada to TELUS for a period of seven years, and (ii) exclusive use of the Company’s trademarks in Canada for a period of five years and non-exclusive use for an additional two years thereafter.
During 2019, the Company recorded a loss on sale of business of $62 million, which included the reclassification of foreign currency translation from AOCI of approximately $39 million. Additionally, the Company received $496 million of proceeds, net of cash sold, of approximately $6 million, related to the sale of ADT Canada, which is reflected in cash flows from investing activities in the Consolidated Statement of Cash Flows. The Company allocated approximately $10 million of proceeds to the patent and trademark license agreement, which is reflected in cash flows from operating activities in the Consolidated Statement of Cash Flows. The impact in connection with the sale of ADT Canada was not material during 2021 or 2020.
ADT Canada’s loss before income taxes for the year ended December 31, 2019 was $39 million.
5. Goodwill and Other Intangible Assets
Goodwill
During the fourth quarter of 2020, the Company changed its reporting units, which included the reassignment of assets, liabilities, and financial operating results related to the Company’s commercial customers, as well as an applicable portion of goodwill based on a relative fair value approach, from the U.S. reporting unit (now referred to as CSB) to the Red Hawk reporting unit (now referred to as Commercial).
As discussed in Note 1 “Description of Business and Summary of Significant Accounting Policies,” beginning in the first quarter of 2021, the Company’s operating and reportable segments were CSB, which is comprised of the CSB reporting unit, and Commercial, which is comprised of the Commercial reporting unit. The change in reportable segments did not further impact the Company’s reporting units.
Upon consummation of the Sunpro Solar Acquisition in the fourth quarter of 2021, the Company began reporting results for a third operating and reportable segment related to the ADT Solar business, which is comprised of the Solar reporting unit.

Changes in the carrying amount of goodwill during the periods presented were as follows:

(in thousands)	As Previously Reported	CSB	Commercial	Solar	Total
Balance as of December 31, 2019	$4,959,658	$—	$—	$—	$4,959,658
Acquisitions	276,340	—	—	—	276,340
Other	304	—	—	—	304
Balance as of December 31, 2020	$5,236,302	$—	$—	$—	$5,236,302
Reallocation(1)	(5,236,302)	4,915,857	320,445	—	—
Acquisitions	—	—	10,420	694,726	705,146
Other	—	(25)	1,980	—	1,955
Balance as of December 31, 2021	$—	$4,915,832	$332,845	$694,726	$5,943,403
________________
(1)Relates to the change in the Company’s reportable segments in the first quarter of 2021.
The Company had no accumulated goodwill impairment losses as of December 31, 2021 and 2020. There were no material measurement period adjustments to purchase price allocations during 2021, 2020, and 2019.
Other Intangible Assets
Other intangible assets reflected in the Consolidated Balance Sheets consisted of the following:

	December 31, 2021			December 31, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Contracts and related customer relationships	$8,719,363	$(5,753,345)	$2,966,018	$8,306,746	$(4,932,590)	$3,374,156
Dealer relationships	1,518,020	(459,248)	1,058,772	1,518,020	(379,475)	1,138,545
Other	263,133	(207,572)	55,561	247,536	(186,547)	60,989
Total definite-lived intangible assets	10,500,516	(6,420,165)	4,080,351	10,072,302	(5,498,612)	4,573,690

Indefinite-lived intangible assets:
Trade name	1,333,000	—	1,333,000	1,333,000	—	1,333,000
Total Intangible assets	$11,833,516	$(6,420,165)	$5,413,351	$11,405,302	$(5,498,612)	$5,906,690
Definite-Lived Intangible Assets
Definite-lived intangible assets relate to customer relationships, dealer relationships, and other definite-lived intangible assets that originated from business acquisitions as well as contracts with customers purchased under the ADT Authorized Dealer Program or from other third parties.
Customer relationships acquired as part of business acquisitions, which primarily originated from the Formation Transactions and the ADT Acquisition, are amortized over a period of up to 20 years based on management estimates about the amounts and timing of estimated future revenue from customer accounts and average customer account life that existed at the time of the related business acquisition. Dealer relationships originated from the Formation Transactions and the ADT Acquisition and are primarily amortized over 19 years based on management estimates about the longevity of the underlying dealer network and the attrition of those respective dealers that existed at the time of the related business acquisition. Other definite-lived intangible assets are amortized over a period of up to 10 years on a straight-line basis.
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

The Company paid $675 million, $381 million, and $670 million for contracts with customers under the ADT Authorized Dealer Program and from other third parties during 2021, 2020, and 2019, respectively.
In connection with the Defenders Acquisition, the Company received an advance payment of $39 million in January 2020 for the estimated future dealer charge-backs related to accounts purchased from Defenders prior to the Defenders Acquisition. This amount is included in dealer generated customer accounts and bulk account purchases in the Consolidated Statement of Cash Flows, and it was materially realized in 2020 as a reduction to contracts and related customer relationships over the course of a 13-month charge-back period.
In addition, contracts and related customer relationships includes customer accounts purchased from third parties in 2021 for an aggregate contractual purchase price of $163 million subject to reduction based on customer retention. The Company paid cash at closings of $132 million.
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
Changes in the net carrying amount of contracts and related customer relationships were as follows:

	Years Ended December 31,
(in thousands)	2021	2020
Beginning balance	$3,374,156	$4,091,545
Acquisition of customer relationships	5,333	29,986
Customer contract additions, net of dealer charge-backs	696,316	386,696
Amortization	(1,109,787)	(1,134,271)
Other adjustments	—	200
Ending balance	$2,966,018	$3,374,156
The weighted-average amortization period for contracts and related customer relationships purchased under the ADT Authorized Dealer Program and from other third parties was 14 years and 15 years in 2021 and 2020, respectively.
Amortization expense reflected in the Consolidated Statements of Operations was as follows:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Definite-lived intangible asset amortization expense	$1,209,966	$1,222,398	$1,238,064
As of December 31, 2021, the estimated aggregate amortization expense over the next five years is expected to be as follows:

(in thousands)	2022	2023	2024	2025	2026
Estimated definite-lived intangible asset amortization expense	$903,235	$489,587	$393,938	$347,482	$309,846
Indefinite-Lived Intangible Assets
The Company’s indefinite-lived intangible assets as of December 31, 2021 and 2020 are solely comprised of $1.3 billion related to the ADT trade name acquired as part of the ADT Acquisition.
Goodwill and Indefinite-Lived Intangible Assets Impairment
Goodwill and indefinite-lived intangible assets are not amortized and are tested for impairment at least annually as of the first day of the fourth quarter of each year and more often if an event occurs or circumstances change which indicate it is more-likely-than-not that fair value is less than carrying amount. The Company may perform its impairment test for any reporting unit or indefinite-lived intangible asset through a qualitative assessment or elect to proceed directly to a quantitative impairment test, however, the Company may resume a qualitative assessment in any subsequent period.

Goodwill
Under a qualitative approach, the Company assesses whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying amount. If the Company elects to bypass the qualitative assessment for any reporting unit, or if a qualitative assessment indicates it is more-likely-than-not that the estimated fair value of a reporting unit is less than its carrying amount, the Company proceeds to a quantitative approach.
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
On October 1, 2021, the Company completed its annual goodwill impairment tests by qualitatively testing the goodwill associated with the CSB reporting unit and quantitatively testing the goodwill associated with the Commercial reporting unit. Based on the results of the qualitative testing for the CSB reporting unit, the Company concluded it is more likely than not that the fair value of the CSB reporting unit exceeds its carrying value. Based on the results of the quantitative testing for the Commercial reporting unit, the Company concluded the fair value of the Commercial reporting unit exceeds its carrying value by approximately 20%. The Commercial reporting unit continues to deal with the impact of the COVID-19 pandemic, and should certain pandemic-related issues continue, the reporting unit fair value could be adversely impacted and may decline below its carrying value. The Company did not record any impairment losses associated with its reporting units. Additionally, the Company did not test the goodwill associated with the Solar reporting unit due to the recency of the Sunpro Solar Acquisition.
During 2020, the Company did not record any goodwill impairment losses associated with its reporting units.
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
As of October 1, 2021 and 2020, the Company quantitatively tested the ADT trade name for impairment. Based on the results of the tests, the Company did not record any impairment losses associated with the ADT trade name, and the estimated fair value of the trade name significantly exceeded its carrying amount.

Intangible Asset Impairments
During the first quarter of 2021, the Company recognized $18 million in impairment losses on its other definite-lived intangible assets primarily due to lower than expected benefits from the Cell Bounce developed technology intangible asset, which is included in the CSB segment, as a result of the worldwide shortages for certain electronic components. The fair value was determined using an income-based approach, and the loss is reflected in merger, restructuring, integration, and other in the Consolidated Statements of Operations. During 2020 and 2019, the Company did not record any impairment losses on its other definite-lived intangible assets.
6. Debt
As of December 31, 2021 and 2020, the Company’s debt was comprised of the following (in thousands, except as otherwise indicated):

				Interest Payable	Balance as of December 31,
Debt Description	Issued	Maturity	Interest Rate		2021	2020
First Lien Term Loan due 2026	9/23/2019	9/23/2026	Adj. LIBOR + 2.75%	Quarterly	$2,758,058	$2,778,900
First Lien Revolving Credit Facility(1)	3/16/2018	6/23/2026	Adj. LIBOR + 2.75%	Quarterly	25,000	—
Second Lien Notes due 2028	1/28/2020	1/15/2028	6.250%	1/15 and 7/15	1,300,000	1,300,000
First Lien Notes due 2024	4/4/2019	4/15/2024	5.250%	2/15 and 8/15	750,000	750,000
First Lien Notes due 2026	4/4/2019	4/15/2026	5.750%	3/15 and 9/15	1,350,000	1,350,000
First Lien Notes due 2027	8/20/2020	8/31/2027	3.375%	6/15 and 12/15	1,000,000	1,000,000
First Lien Notes due 2029	7/29/2021	8/1/2029	4.125%	2/1 and 8/1	1,000,000	—
ADT Notes due 2022	7/5/2012	7/15/2022	3.500%	1/15 and 7/15	—	1,000,000
ADT Notes due 2023	1/14/2013	6/15/2023	4.125%	6/15 and 12/15	700,000	700,000
ADT Notes due 2032	5/2/2016	7/15/2032	4.875%	1/15 and 7/15	728,016	728,016
ADT Notes due 2042	7/5/2012	7/15/2042	4.875%	1/15 and 7/15	21,896	21,896
Receivables Facility	3/5/2020	11/20/2026	LIBOR + 0.85%	Monthly	199,056	75,775
Other debt(2)					4,732	—
Total debt principal, excluding finance leases					9,836,758	9,704,587
Plus: Finance lease obligations(3)					93,080	61,328
Less: Unamortized debt discount, net					(16,678)	(19,993)
Less: Unamortized deferred financing costs					(64,014)	(64,638)
Less: Unamortized purchase accounting fair value adjustment and other					(156,456)	(188,740)
Total debt					9,692,690	9,492,544
Less: Current maturities of long-term debt					(117,592)	(44,764)
Long-term debt					$9,575,098	$9,447,780
__________________
(1)As of December 31, 2021 and 2020, the Company had $550 million and $400 million, respectively, in available borrowing capacity under the First Lien Revolving Credit Facility.
(2)Other debt includes vehicle loans acquired in the Sunpro Solar Acquisition.
(3)Refer to Note 13 “Leases” for additional information regarding the Company’s finance leases.
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
As a result of the January 2021 amendment to the First Lien Credit Agreement as discussed below, beginning in the second quarter of 2021, the Company is required to make scheduled quarterly principal payments equal to 0.25% of the then-outstanding aggregate principal amount of the First Lien Term Loan due 2026, with the remaining balance payable at maturity. The Company may make voluntary prepayments on the First Lien Term Loan due 2026 at any time prior to maturity at par.
Additionally, the Company is required to make annual prepayments on the outstanding First Lien Term Loan due 2026 with a percentage of the Company’s excess cash flow, as defined in the First Lien Credit Agreement, if the excess cash flow exceeds a certain specified threshold. As of December 31, 2021, the Company was not required to make an annual prepayment based on the Company’s excess cash flow.
The First Lien Term Loan due 2026 has an interest rate calculated as, at the Company’s option, either (a) London Interbank Offered Rate (“LIBOR”) determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs (“Adjusted LIBOR”) with a floor of 0.75% or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50% per annum, (ii) the prime rate published by The Wall Street Journal, and (iii) one-month adjusted LIBOR plus 1.00% per annum (“Base Rate”), in each case, plus the applicable margin of 2.75% for Adjusted LIBOR loans and 1.75% for Base Rate loans and is payable on each interest payment date, at least quarterly, in arrears.
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
Significant activity related to the First Lien Credit Agreement during the presented periods were as follows:
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
In December 2020, the Company made a $300 million prepayment on the First Lien Term Loan due 2026, which was applied to the remaining required quarterly principal payments at the time.
Amendment and Restatement dated as of January 27, 2021
In January 2021, the Company amended and restated the First Lien Credit Agreement to refinance the First Lien Term Loan due 2026, which reduced the applicable margin for Adjusted LIBOR loans from 3.25% to 2.75% and reduced the floor from 1.00% to 0.75%. This amendment also reinstated the quarterly principal payments.
Amendment and Restatement dated as of July 29, 2021
In July 2021, the Company amended and restated the First Lien Credit Agreement with respect to the First Lien Revolving Credit Facility, which extended the maturity date to June 23, 2026, subject to certain conditions, and obtained an additional $175 million of commitments. After giving effect to this amendment and restatement, aggregate commitments under the First Lien Revolving Credit Facility were $575 million.
Additionally, in December 2021, the Company borrowed $185 million and repaid $160 million under the First Lien Revolving Credit Facility in connection with the Sunpro Solar Acquisition.

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
In February 2018, the Company used approximately $649 million of the net proceeds from the IPO to voluntarily redeem $594 million aggregate principal amount of the Prime Notes and pay the related call premium. In February 2019, the Company redeemed $300 million aggregate principal amount of the outstanding Prime Notes for a total redemption price of approximately $319 million, which included the related call premium. In April 2019, the Company repurchased and cancelled an additional $1.0 billion aggregate principal amount of the outstanding Prime Notes for a total repurchase price of approximately $1.1 billion, which included the related call premium. In January 2020, the indenture underlying the Prime Notes was discharged, and in February 2020, the outstanding $1.2 billion aggregate principal amount was redeemed for a total redemption price of approximately $1.3 billion, which included the related call premium.
First Lien Notes due 2024 and First Lien Notes due 2026
In April 2019, the Company issued $750 million aggregate principal amount of 5.250% first-priority senior secured notes due 2024 (the “First Lien Notes due 2024”) and $750 million aggregate principal amount of 5.750% first-priority senior secured notes due 2026 (the “First Lien Notes due 2026”). The proceeds from the First Lien Notes due 2024 and the First Lien Notes due 2026, along with cash on hand and borrowings under the First Lien Revolving Credit Facility, were used to (a) repurchase $1.0 billion aggregate principal amount of the Prime Notes, (b) repay $500 million aggregate principal amount of the First Lien Term B-1 Loan, and (c) pay fees and expenses associated with the foregoing, including call premiums on the Prime Notes as well as accrued and unpaid interest on the repurchased Prime Notes and repaid borrowings under the First Lien Term B-1 Loan. The Company incurred approximately $25 million in deferred financing costs in connection with the issuance of the First Lien Notes due 2024 and the First Lien Notes due 2026.
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
First Lien Notes due 2027
In August 2020, the Company issued $1.0 billion aggregate principal amount of 3.375% first-priority senior secured notes due 2027 (the “First Lien Notes due 2027”). The proceeds from the First Lien Notes due 2027, along with cash on hand, were used to redeem the outstanding $1.0 billion aggregate principal amount of the 6.250% notes due 2021 issued by The ADT Corporation (the “ADT Notes due 2021”), pay accrued and unpaid interest on the ADT Notes due 2021, and pay any related fees and expenses, including the call premium on the ADT Notes due 2021. The deferred financing costs incurred in connection with the issuance of the First Lien Notes due 2027 were not material.
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
ADT Notes due 2020
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
ADT Notes due 2021
In September 2020, the Company redeemed $1.0 billion aggregate principal amount of the ADT Notes due 2021 for a total redemption price of approximately $1.1 billion, which included the related call premium.
ADT Notes due 2022
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
Other
The remaining outstanding ADT Notes are due at maturity, and may be redeemed, in whole at any time or in part from time to time, at a redemption price equal to the principal amount of the notes to be redeemed, plus a make-whole premium, plus accrued and unpaid interest as of, but excluding, the redemption date. Additionally, upon the occurrence of specified change of control events, the Company must offer to repurchase the ADT Notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the purchase date.
Receivables Facility
During March 2020, the Company entered into the Receivables Facility, as amended, whereby the Company obtains financing by selling or contributing certain retail installment contract receivables to the Company’s wholly-owned consolidated bankruptcy-remote special purpose entity (“SPE”). The SPE grants a security interest in those retail installment contract receivables as collateral for cash borrowings under the Receivables Facility. The SPE borrower under the Receivables Facility is a separate legal entity with its own creditors who will be entitled, prior to and upon the liquidation of the SPE, to be satisfied out of the SPE’s assets prior to any assets of the SPE becoming available to the Company (other than the SPE). Accordingly, the assets of the SPE are not available to pay creditors of the Company (other than the SPE), although collections from the transferred retail installment contract receivables in excess of amounts required to repay amounts then due and payable to the SPE’s creditors may be released to the Company and subsequently used by the Company (including to pay other creditors). The SPE’s creditors under the Receivables Facility have legal recourse to the transferred retail installment contract receivables owned by the SPE, and to the Company for certain performance and operational obligations relating to the Receivables Facility, but do not have any recourse to the Company (other than the SPE) for the payment of principal and interest on the advances under the Receivables Facility.
Significant amendments to the Receivables Facility were as follows:
•In March 2021, the Receivables Facility was amended to, among other things, extend the scheduled termination date for the uncommitted revolving period to March 4, 2022, and reduce the spread over LIBOR payable in respect of borrowings thereunder from 1.00% to 0.85%.

•In July 2021, the Receivables Facility was amended into the form of a Receivables Financing Agreement, which continued the uncommitted secured lending arrangement contemplated among the parties and, among other things, provided for certain revisions to funding, prepayment, reporting, and other provisions in preparation for a potential future syndication of the advances made under the Receivables Facility.
•In October 2021, the Company further amended the documentation governing the Receivables Facility in connection with the syndication of the advances thereunder to two additional lenders: MUFG Bank, Ltd. and Starbird Funding Corporation (a conduit lender related to BNP Paribas). As part of the amendment, the Receivables Facility’s uncommitted lending limit was increased from $200 million to $400 million, and the scheduled termination date for the Receivable Facility’s uncommitted revolving period was extended to October 28, 2022.
The Company services the transferred retail installment contract receivables and is responsible for ensuring the related collections are remitted to a segregated bank account in the SPE’s name. On a monthly basis, the segregated account is utilized to make required principal, interest, and other payments due under the Receivables Facility. The segregated account is considered restricted cash and is reflected in prepaid expenses and other current assets in the Company’s Consolidated Balance Sheets.
As of December 31, 2021 and 2020, the Company had an uncommitted available borrowing capacity of $201 million and $124 million, respectively, under the Receivables Facility.
During 2021 and 2020, proceeds from the Receivables Facility were $254 million and $83 million, respectively, and repayments were $130 million and $7 million, respectively, which are reflected as cash flows from financing activities in the Consolidated Statements of Cash Flows. Both the proceeds and repayments during 2021 include the non-cash impact of approximately $88 million from the Receivables Facility amendment in October 2021.
The Receivables Facility did not have a material impact to the Consolidated Statements of Operations.
Variable Interest Entity
The SPE, as described above, meets the definition of a variable interest entity (“VIE”) for which the Company is the primary beneficiary as it has the power to direct the SPE’s activities and the obligation to absorb losses or the right to receive benefits of the SPE. As such, the SPE’s assets, liabilities, and financial results of operations are consolidated in the Company’s consolidated financial statements. As of December 31, 2021 and 2020, the SPE’s assets and liabilities primarily consisted of unbilled retail installment contract receivables, net, of $299 million and $109 million, respectively, and borrowings under the Receivables Facility as presented above.
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
Loss on Extinguishment of Debt
Loss on extinguishment of debt includes the payment of call and redemption premiums, the write-off of unamortized deferred financing costs and discounts, and certain other expenses associated with extinguishment of debt. During 2021, loss on extinguishment of debt totaled $37 million and was primarily due to the call premium and write-off of unamortized fair value adjustments in connection with the ADT Notes due 2022 Redemption.
During 2020, loss on extinguishment of debt totaled $120 million and included (i) $66 million associated with the call premium and write-off of unamortized deferred financing costs in connection with the $1.2 billion redemption of the Prime Notes in

February 2020, (ii) $49 million associated with the call premium and write-off of unamortized fair value adjustments in connection with the $1.0 billion redemption of the ADT Notes due 2021 in September 2020, and (iii) $5 million associated with the partial write-off of unamortized deferred financing costs and discount in connection with the $300 million repayment of the First Lien Term Loan due 2026 in December 2020.
During 2019, loss on extinguishment of debt totaled $104 million and included (i) $22 million associated with the call premium and partial write-off of unamortized deferred financing costs in connection with the $300 million partial redemption of the Prime Notes in February 2019, (ii) $61 million associated with the call premium and partial write-off of unamortized deferred financing costs in connection with the $1.0 billion partial redemption of the Prime Notes in April 2019, (iii) $6 million associated with the partial write-off of unamortized deferred financing costs and discount in connection with the $500 million repayment of the First Lien Term B-1 Loan in April 2019, and (iv) $13 million associated with the partial write-off of unamortized deferred financing costs and discount in connection with the amendment and restatement to the First Lien Credit Agreement in September 2019.
Additional fees and costs associated with financing transactions were not material during 2021 and 2020. During 2019, the Company incurred $23 million primarily related to the September 2019 amendment and restatement of the Company’s First Lien Credit Agreement.
Other
As of December 31, 2021, the aggregate annual maturities of debt, excluding finance leases, were as follows:

(in thousands)	2022	2023	2024	2025	2026	Thereafter	Total
Debt principal	$78,863	$783,298	$825,006	$63,115	$4,036,565	$4,049,911	$9,836,758
Interest expense on the Company’s debt, including finance leases, and interest rate swap contracts was $458 million, $710 million, and $623 million during 2021, 2020, and 2019, respectively.
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
As of December 31, 2018, the Company had interest rate swap contracts with an aggregate notional amount of $3.5 billion, of which $2.5 billion were designated as cash flow hedges, with maturities through April 2020 and April 2022. During January and February 2019, the Company entered into additional interest rate swap contracts, which were designated as cash flow hedges, with an aggregate notional amount of $725 million and a maturity of April 2022. In October 2019, and in connection with the refinancing of variable-rate debt under the First Lien Credit Agreement in September 2019, the Company terminated interest rate swap contracts with an aggregate notional amount of $3.8 billion, of which $2.8 billion were designated as cash flow hedges, and concurrently entered into new LIBOR-based interest rate swap contracts, which were designated as cash flow hedges, with an aggregate notional amount of $2.8 billion and maturity of September 2026. As a result, the amount of the unfavorable positions recognized as a component of AOCI related to the terminated cash flow hedges are reclassified into interest expense, net, in the same period in which the related interest on variable-rate debt affects earnings through the original maturity date of the cash flow hedges of April 2022, as the forecasted cash flows are probable or reasonably possible of occurring. Additionally, the new interest rate swap terms represented a blend of the current interest rate environment and the unfavorable positions of the terminated interest rate swap contracts, which resulted in an other-than-insignificant financing element at inception of the new cash flow hedges due to off-market terms.
Beginning in March 2020, the Company's interest rate swap contracts designated as cash flow hedges with an aggregate notional amount of $3.0 billion were no longer highly effective as a result of changes in the interest rate environment. Accordingly, the Company de-designated the cash flow hedges, and the unrealized gains and losses for the period in which these cash flow hedges were no longer highly effective were recognized in interest expense, net. Unrealized losses previously recognized as a component of AOCI prior to de-designation will be reclassified into interest expense, net, in the same period in which the related interest on variable-rate debt affects earnings through the maturity dates of the interest rate swap contracts, as the forecasted cash flows are probable or reasonably possible of occurring.
The impact associated with the interest rate swap contracts de-designated as cash flow hedges and for which the forecasted cash flows are no longer probable of occurring was not material during 2021, 2020, and 2019.
The Company’s interest rate swaps as of December 31, 2021 and 2020 consisted of the following (in thousands):

Execution	Maturity	Designation	Notional Amount
January 2019	April 2022	Not designated	$125,000
February 2019	April 2022	Not designated	300,000
October 2019	September 2026	Not designated	2,800,000
Total notional amount			$3,225,000
The unrealized impact of interest rate swaps recognized in interest expense, net, in the Consolidated Statements of Operations was as follows:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Unrealized gain (loss) on interest rate swaps	$157,505	$(60,363)	$(8,501)
During 2021 and 2020, the Company paid $56 million and $38 million, respectively, related to settlements on interest rate swap contracts that included an other-than-insignificant financing element at inception, which is reflected in cash flows from financing activities in the Consolidated Statement of Cash Flows. The interest rate swap contracts did not have a material impact to the Consolidated Statements of Cash Flows during 2019.
The classification and fair value of interest rate swaps recognized in the Consolidated Balance Sheets were as follows:

	December 31,
(in thousands)	2021	2020
Accrued expenses and other current liabilities	$50,360	$65,462
Other liabilities	67,976	210,378
Fair value of interest rate swaps	$118,336	$275,840
8. Income Taxes
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
Significant components of income (loss) before income taxes for the periods presented were as follows:

	Years Ended December 31,
(in thousands)	2021	2020	2019
United States	$(473,504)	$(782,256)	$(422,674)
Foreign	2,315	3,337	(99,518)
Income (loss) before income taxes	$(471,189)	$(778,919)	$(522,192)

Significant components of income tax benefit for the periods presented were as follows:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Current:
Federal	$(174)	$370	$(2,503)
State	(8,367)	(27,059)	(14,501)
Foreign	(570)	—	(2,843)
Current income tax expense	(9,111)	(26,689)	(19,847)

Deferred:
Federal	97,805	133,646	89,495
State	41,901	39,842	24,924
Foreign	(226)	(73)	3,470
Deferred income tax benefit	139,480	173,415	117,889
Income tax benefit	$130,369	$146,726	$98,042
The reconciliation between the actual effective tax rate on continuing operations and the statutory U.S. federal income tax rate for the periods presented were as follows:

	Years Ended December 31,
	2021	2020	2019
Statutory federal tax rate	21.0%	21.0%	21.0%
Statutory state tax rate, net of federal benefits	2.7%	2.9%	1.4%
Non-deductible and non-taxable charges	0.3%	(3.1)%	0.5%
Valuation allowance	0.5%	(1.5)%	(9.4)%
Acquisitions	1.3%	0.2%	—%
Legislative changes	0.8%	—%	(1.2)%
Non-deductible goodwill impairment	—%	—%	(2.3)%
Amended returns	—%	0.1%	1.9%
Net capital losses from sale of business	—%	0.4%	6.8%
Other	1.1%	(1.2)%	0.1%
Effective tax rate	27.7%	18.8%	18.8%

The components of the Company's net deferred tax liabilities as of December 31, 2021 and 2020 were as follows:

(in thousands)	December 31, 2021	December 31, 2020
Deferred tax assets:
Accrued liabilities and reserves	$113,085	$114,950
Tax loss and credit carryforwards	594,821	652,690
Disallowed interest carryforward	140,974	57,043
Postretirement benefits	9,273	10,221
Deferred revenue	140,604	104,791
Other	92,613	113,586
Total deferred tax assets	1,091,370	1,053,281
Valuation allowance	(60,157)	(68,013)
Deferred tax assets, net of valuation allowance	$1,031,213	$985,268

Deferred tax liabilities:
Subscriber system assets	$(729,548)	$(684,110)
Intangible assets	(1,139,927)	(1,271,722)
Other	(27,442)	(18,610)
Total deferred tax liabilities	(1,896,917)	(1,974,442)
Net deferred tax liabilities	$(865,704)	$(989,174)
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
The changes in the valuation allowance for deferred tax assets for the periods presented were as follows:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Beginning balance	$(68,013)	$(56,841)	$(9,558)
Income tax benefit (expense)	2,378	(11,999)	(49,291)
Write-offs and other(1)	5,478	827	2,008
Ending balance	$(60,157)	$(68,013)	$(56,841)
__________________
(1)Includes the removal of valuation allowances associated with certain tax attributes that expired during the current year. Both the expired attributes and related valuation allowances were removed concurrently.
As of December 31, 2021, the Company had approximately $2.2 billion of U.S. federal net operating loss (“NOL”) carryforwards with expiration periods between 2026 and 2041. Although future utilization will depend on the Company’s actual profitability and the result of income tax audits, the Company anticipates that the majority of its U.S federal NOL carryforwards will be fully utilized prior to expiration. Most of the Company’s U.S. federal NOL carryforwards are subject to limitation due to “ownership changes,” which have occurred under Internal Revenue Code (“IRC”) Section 382. The Company does not, however, expect that this limitation will impact its ability to utilize the U.S. federal NOL carryforwards.
As of December 31, 2021, the Company’s valuation allowance for deferred tax assets was primarily related to capital loss carryforwards in both the U.S. and Canada primarily generated in connection with the sale of ADT Canada during 2019. The remainder of the Company’s valuation allowance related to other tax attributes not expected to be realized prior to expiration or due to limitations.
The Tax Cuts and Jobs Act of 2017 introduced IRC Section 163(j), which limits the deductibility of interest expense and allows for the excess to be carried forward indefinitely. As of December 31, 2021, the Company has not recorded a valuation allowance against the disallowed interest carryforward as the Company believes it has sufficient sources of future taxable income to realize the related tax benefit.
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
The following is a rollforward of unrecognized tax benefits for the periods presented:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Beginning balance	$65,990	$65,117	$80,201
Gross increase related to prior year tax positions	373	1,348	5,666
Gross decrease related to prior year tax positions	—	(732)	(5,237)
Increases related to current year tax positions	—	—	1,000
Increases related to acquisitions	—	400	1,145
Decreases related to dispositions	—	—	(14,043)
Decrease related to settlements with taxing authorities	—	—	(3,717)
Decreases related to lapse of statute of limitation	(142)	(143)	(460)
Other changes not impacting the statement of operations	—	—	562
Ending balance	$66,221	$65,990	$65,117
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

Jurisdiction	Years Open to Audit
Federal	2018 - 2020
State	2015 - 2020
Canada	2017 - 2020
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
During 2020, the Company recognized favorable cash flow impacts related to the accelerated refund of previously generated alternative minimum tax credits, as well as from the deferral of remittance of certain 2020 payroll taxes, of which 50% of the deferred amount was paid during the fourth quarter of 2021, and the remainder is due by the end of 2022. The Company also recognized a benefit from an increase in the interest expense limitation from 30% to 50% for tax years 2019 and 2020.

9. Equity
During September 2020, the Company amended its articles of incorporation to authorize the issuance of 100,000,000 shares of Class B common stock, par value of $0.01 per share, as well as to increase the number of authorized shares of preferred stock, par value of $0.01 per share, to 1,000,000. Accordingly, the Company has two classes of common stock, Common Stock and Class B Common Stock, both of which entitle stockholders to one vote for each share of common stock.
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
Issuances of Common Stock
In December 2021, the Company issued approximately 70 million shares of Common Stock with a fair value of $529 million in connection with the Sunpro Solar Acquisition.
In January 2020, the Company issued approximately 16 million shares of Common Stock with a fair value of $114 million in connection with the Defenders Acquisition.
Issuance of Class B Common Stock
As described in Note 1 “Description of Business and Summary of Significant Accounting Policies”, in September 2020, the Company issued and sold 54,744,525 shares of Class B Common Stock to Google for an aggregate purchase price of $450 million.
In connection with the issuance of the Class B Common Stock, the Company and Google entered into an Investor Rights Agreement (the “Investor Rights Agreement”), pursuant to which Google agreed to be bound by customary transfer restrictions and drag-along rights, and be afforded customary registration rights with respect to shares of Class B Common Stock held directly by Google. Under the terms of the Investor Rights Agreement, Google is prohibited, subject to certain exceptions, from transferring any shares of Class B Common Stock or any shares of Common Stock issuable upon conversion of the Class B Common Stock beneficially owned by Google until the earlier of (i) the three-year anniversary of issuance, (ii) the date on which the Google Commercial Agreement (as defined in Note 12 “Commitments and Contingencies”) has been terminated under certain specified circumstances, and (iii) June 30, 2022 if the Company breaches certain of its obligations under the Google Commercial Agreement.
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
In February 2019, the Company approved a dividend reinvestment plan (the “DRIP”), which allowed stockholders to designate all or a portion of the cash dividends on their shares of common stock for reinvestment in additional shares of the Company’s Common Stock. The Company recorded a liability for the full amount of the dividends when declared, and then upon settlement, the Company reduced the liability and recorded an increase in Common Stock par value and additional paid-in capital for the portion of dividends settled in shares of common stock under the DRIP. The DRIP terminated in accordance with its terms on February 27, 2021.
Dividends declared on common stock during the periods presented were as follows:

(in thousands, except per share data)			Common Stock		Class B Common Stock
Declaration Date	Record Date	Payment Date	Per Share	Aggregate	Per Share	Aggregate
February 25, 2021	March 18, 2021	April 1, 2021	$0.035	$27,220	$0.035	$1,916
May 5, 2021	June 17, 2018	July 1, 2021	0.035	27,268	0.035	1,916
August 4, 2021	September 16, 2021	October 5, 2021	0.035	27,270	0.035	1,916
November 9, 2021	December 16, 2021	January 4, 2022	0.035	29,732	0.035	1,916
Total for Year Ended December 31, 2021			$0.140	$111,490	$0.140	$7,664

March 5, 2020	March 19, 2020	April 2, 2020	$0.035	$27,117	$—	$—
May 7, 2020	June 18, 2020	July 2, 2020	0.035	26,767	—	—
August 5, 2020	September 18, 2020	October 2, 2020	0.035	27,047	0.035	1,916
November 5, 2020	December 21, 2020	January 4, 2021	0.035	27,105	0.035	1,916
Total for Year Ended December 31, 2020			$0.140	$108,036	$0.070	$3,832
During 2019, the Company declared aggregate dividends of $0.84 per share on Common Stock ($633 million), which included quarterly dividends of $0.035 per share and a special dividend of $0.70 per share of Common Stock (“2019 Special Dividend”). The amount of dividends settled in shares of Common Stock was approximately $68 million, which resulted in the issuance of 11 million shares of Common Stock.
On March 1, 2022, the Company announced a dividend of $0.035 per share to holders of Common Stock and Class B Common Stock of record on March 17, 2022, which will be distributed on April 4, 2022.
Share Repurchase Program
In February 2019, the Company approved a share repurchase program (the “Share Repurchase Program”), which authorized the Company to repurchase shares of the Company’s Common Stock (up to a certain amount). The Share Repurchase Program terminated in accordance with its terms on March 23, 2021.
During 2021 and 2020, there were no material repurchases of shares of Common Stock under the Share Repurchase Program. During 2019, the Company repurchased 24 million shares of Common Stock for approximately $150 million under the Share Repurchase Program. All of the shares repurchased were treated as retirements and reduced the number of shares issued and outstanding. In addition, the Company recorded the excess of the purchase price over the par value per share as a reduction to additional paid-in capital.
Accumulated Other Comprehensive Income (Loss)
The changes in AOCI during the periods presented were as follows:

(in thousands)	Cash Flow Hedges	Foreign Currency Translation	Defined Benefit Pension Plans	Total AOCI
Balance as of December 31, 2018	$(21,284)	$(51,599)	$1,104	$(71,779)
Pre-tax current period change	(52,093)	59,541	(247)	7,201
Income tax benefit (expense)	13,990	(7,942)	154	6,202
Balance as of December 31, 2019	(59,387)	—	1,011	(58,376)
Pre-tax current period change	(76,807)	—	(2,844)	(79,651)
Income tax benefit (expense)	18,693	—	719	19,412
Balance as of December 31, 2020	(117,501)	—	(1,114)	(118,615)
Pre-tax current period change	60,948	—	4,552	65,500
Income tax benefit (expense)	(14,714)	—	(1,144)	(15,858)
Balance as of December 31, 2021	$(71,267)	$—	$2,294	$(68,973)

Amounts reclassified out of AOCI associated with cash flow hedges were as follows:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Reclassifications to interest expense, net	$60,948	$54,452	$2,777
Reclassifications to income tax benefit	$(14,714)	$(13,254)	$(746)
Additionally, during 2019, the Company reclassified $39 million and $4 million of AOCI related to foreign currency translation to loss on sale of business and income tax benefit, respectively, as a result of the sale of ADT Canada.
There were no other material reclassifications of AOCI during 2021, 2020, and 2019.
As of December 31, 2021, approximately $34 million of AOCI related to accumulated unrealized losses of interest rate swap contracts that have been de-designated as cash flow hedges is estimated to be reclassified to interest expense, net, within the next twelve months.
10. Share-Based Compensation
The Company grants share-based compensation awards to participants under the 2016 Equity Incentive Plan (the “2016 Plan”) and the 2018 Omnibus Incentive Plan (the “2018 Plan”). Share-based compensation expense is included in selling, general, and administrative expenses in the Consolidated Statements of Operations and was as follows:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Share-based compensation expense	$61,237	$96,013	$85,626
2016 Plan
As of December 31, 2021, the Company is authorized to issue no more than approximately 5 million shares of Common Stock by the exercise or vesting of granted awards under the 2016 Plan. The Company does not expect to issue additional awards under the 2016 Plan. Unrecognized share-based compensation expense as of December 31, 2021 and share-based compensation expense during 2021, 2020, and 2019 for awards granted under the 2016 Plan were not material.
Distributed Shares and Class B Unit Redemption
In connection with the IPO, each holder of Class B awards (“Class B Units”), which were issued to certain participants by Ultimate Parent prior to the IPO, had their entire Class B interest in Ultimate Parent redeemed for the number of shares of the Company’s Common Stock (the “Distributed Shares”) that would have been distributed to such holder under the terms of Ultimate Parent’s operating agreement in a hypothetical liquidation on the date and price of the IPO (the “Class B Unit Redemption”).
The Class B Unit Redemption resulted in a modification of the Class B Units, whereby each holder received both vested and unvested Distributed Shares in the same proportion as the holder’s vested and unvested Class B Units held immediately prior to the IPO. As a result of the Class B Unit Redemption, holders of Class B Units received a total of 20.6 million shares of the Company’s Common Stock, of which 50% were subject to the same vesting conditions under the Class B Unit Service Tranche (the “Distributed Shares Service Tranche”), which were subject to ratable service-based vesting over a five-year period, and 50% were subject to the same vesting conditions under the Class B Unit Performance Tranche (the “Distributed Shares Performance Tranche”), which were based on the achievement of certain investment return thresholds by Apollo. The Distributed Shares also have certain other restrictions pursuant to the terms and conditions of the Company’s Amended and Restated Management Investor Rights Agreement (the “MIRA”).
The IPO triggered an acceleration of vesting of the unvested Distributed Shares Service Tranche causing them to become fully vested six months from the date of the IPO, which occurred in July 2018.
The Company recorded share-based compensation expense on the Distributed Shares Performance Tranche on a straight-line basis over the derived service period of approximately three years from the IPO date, as the vesting conditions were deemed probable following the consummation of the IPO. Share-based compensation expense associated with the Distributed Shares Performance Tranche was not material during 2021 and was $32 million and $47 million during 2020 and 2019, respectively.

The following table summarizes activity related to the Distributed Shares during 2021:

	Performance Tranche
	Number of Distributed Shares	Weighted-Average Grant Fair Value
Unvested as of December 31, 2020	9,583,754	$13.10
Vested	—	—
Forfeited	(80,086)	13.42
Unvested as of December 31, 2021	9,503,668	$13.08
2018 Plan
In January 2018, the Company approved the 2018 Plan, which became effective upon consummation of the IPO. The 2018 Plan authorizes the issuance of no more than approximately 38 million shares of Common Stock by the exercise or vesting of granted awards, which are generally stock options and restricted stock units (“RSUs”). During 2019, the Company amended the 2018 Plan, which increased the number of authorized shares of Common Stock to be issued to approximately 88 million shares. The Company satisfies the exercise of options and the vesting of RSUs through the issuance of authorized but previously unissued shares of Common Stock.
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
Additionally, RSUs entitle the holder to dividend equivalent units (“DEUs”), which are granted as additional RSUs and are subject to the same vesting and forfeiture conditions as the underlying RSUs. DEUs are charged against accumulated deficit when dividends are paid.
In December 2019, the exercise price of all options granted under the 2018 Plan prior to the payment of the 2019 Special Dividend were adjusted downward by $0.70 in accordance with plan provisions, which allow for adjustments to the exercise price of options upon the occurrence of certain events, such as changes in capital or operating structure.
Top-up Options
In connection with the Class B Unit Redemption in 2018, the Company granted 12.7 million options to holders of Class B Units (the “Top-up Options”). The Top-up Options have an exercise price equal to the initial public offering price per share of the Company’s Common Stock, as adjusted in accordance with 2018 Plan provisions, and a contractual term of ten years from the grant date. Similar to the vesting conditions outlined above for the Distributed Shares, the Top-up Options contain a tranche subject to service-based vesting (the “Top-up Options Service Tranche”) and a tranche subject to vesting based upon the achievement of certain investment return thresholds by Apollo (the “Top-up Options Performance Tranche”). Recipients of the Top-up Options received both vested and unvested Top-up Options in the same proportion as the vested and unvested Class B Units held immediately prior to the IPO and Class B Unit Redemption. The Top-up Options vesting conditions are the same as those attributable to the Distributed Shares, including the condition that accelerated vesting of the unvested options in the Top-up Options Service Tranche causing them to become fully vested six months from the IPO. Any shares of the Company’s Common Stock acquired upon exercise of the Top-up Options will be subject to the terms of the MIRA.
The Company recorded share-based compensation expense associated with the Top-up Options Service Tranche on a straight-line basis over the requisite service period of six months from the IPO.
Share-based compensation expense associated with the Top-up Options Performance Tranche is recognized on a straight-line basis over the derived service period of approximately three years from the IPO date and was not material during 2021, 2020, and 2019.

The following table summarizes activity related to the 2018 Plan Top-up Options:

	Service Tranche		Performance Tranche
	Number of Top-up Options	Weighted-Average Exercise Price	Number of Top-up Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value(a) (in thousands)	Weighted-Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2020	5,974,369	$13.30	5,923,973	$13.30
Exercised	—	—	—	—
Forfeited	—	—	(73,424)	13.30
Outstanding as of December 31, 2021	5,974,369	$13.30	5,850,549	$13.30	—	6.0
Exercisable as of December 31, 2021	5,974,369	$13.30	—	$13.30	—	6.0
________________________
(a)The intrinsic value represents the amount by which the fair value of the Company’s Common Stock exceeds the option exercise price as of December 31, 2021.
Options
Options granted under the 2018 Plan are primarily service-based awards that vest over a three-year period from the date of grant, have an exercise price equal to the closing price per share of the Company’s Common Stock on the date of grant, as adjusted in accordance with 2018 Plan provisions, and have a contractual term of ten years from the date of grant.
The Company did not grant any options during 2021. During 2020 and 2019, the grant date fair values of options granted under the 2018 Plan were determined using the Black-Scholes valuation approach with the following assumptions:

	Years Ended December 31,
	2020	2019
Risk-free interest rate	0.51% - 1.40%	1.58% - 2.51%
Expected exercise term (years)	6	6.0 - 6.5
Expected dividend yield	2.2% - 2.7%	2.0% - 2.7%
Expected volatility	45% - 46%	41% - 42%
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
The weighted-average grant date fair values of options granted during 2020 and 2019 were $1.77 and $2.20, respectively.
The following table summarizes activity related to 2018 Plan options during 2021:

	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value(a) (in thousands)	Weighted-Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2020	24,191,120	$6.60
Granted	—	—
Exercised	(1,951,552)	5.55
Forfeited	(773,750)	7.49
Outstanding as of December 31, 2021	21,465,818	$6.64	$50,657	7.2
Exercisable as of December 31, 2021	10,611,711	$8.33	$19,089	6.8
________________________
(a)The intrinsic value represents the amount by which the fair value of the Company’s Common Stock exceeds the option exercise price as of December 31, 2021.

Share-based compensation expense associated with options granted under the 2018 Plan was $12 million, $16 million, and $12 million during 2021, 2020, and 2019, respectively. The cash flow and the intrinsic value of options exercised were not material during 2021, 2020, and 2019.
As of December 31, 2021, unrecognized compensation cost related to options was not material.
Restricted Stock Units
RSUs granted under the 2018 Plan are primarily service-based awards with a three-year graded vesting period from the date of grant. The fair value is equal to the closing price per share of the Company’s Common Stock on the date of grant.
The following table summarizes activity related to the 2018 Plan RSUs (including DEUs) during 2021:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2020	16,763,274	$6.56
Granted	6,585,882	8.09
Vested	(6,481,391)	7.14
Forfeited	(1,322,919)	7.32
Unvested as of December 31, 2021	15,544,846	$6.90
Share-based compensation expense associated with RSUs granted under the 2018 Plan was $46 million, $39 million, and $14 million during 2021, 2020, and 2019, respectively.
The fair value of RSUs (including DEUs) that vested and converted to shares of Common Stock was approximately $52 million on the respective vesting dates during 2021 and was not material during 2020 and 2019.
As of December 31, 2021, unrecognized compensation cost related to RSUs granted under the 2018 Plan was $53 million, which will be recognized over a period of 1.8 years.
11. Net Income (Loss) per Share
The Company applies the two-class method for computing and presenting net income (loss) per share for each class of common stock. The two-class method allocates current period net income (loss) to each class of common stock and participating securities based on (i) dividends declared and (ii) participation rights in the remaining undistributed earnings (losses).
Basic net income (loss) per share is computed by dividing the net income (loss) allocated to each class of common stock using the two-class method by the related weighted-average number of shares outstanding during the period. Additionally, basic weighted-average shares outstanding for the year ended December 31, 2021 includes approximately 5 million shares of Common Stock to be issued during 2022 in connection with the Sunpro Solar Acquisition.
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
For purposes of the diluted net income (loss) per share of Common Stock computation, all potential shares of Common Stock that would be dilutive were excluded because their effect would be anti-dilutive. As a result, basic net income (loss) per share of Common Stock is equal to diluted net income (loss) per share of Common Stock for the periods presented. Accordingly, the potential shares of Common Stock that were excluded from the computation of diluted income (loss) per share of Common Stock were (i) share-based compensation awards of approximately 61 million, 66 million, and 50 million during 2021, 2020, and 2019, respectively; (ii) shares of Class B Common Stock of 55 million during 2020; and (iii) warrants to purchase additional shares of Common Stock of approximately 0.2 million during 2021.

The computations of basic and diluted net income (loss) per share for each class of common stock for the periods presented are as follows:

	Years Ended December 31,
	2021		2020		2019
(in thousands, except per share amounts)	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Allocation of net income (loss) - basic	$(318,062)	$(22,758)	$(620,856)	$(11,337)	$(424,150)	$—
Dilutive effect of potential shares of Class B common stock	—	—	—	(1,952)	—	—
Allocation of net income (loss) - diluted	$(318,062)	$(22,758)	$(620,856)	$(13,289)	$(424,150)	$—

Weighted-average shares outstanding - basic	770,620	54,745	760,483	15,855	747,238	—
Dilutive potential shares of Class B common stock	—	—	—	2,089	—	—
Weighted-average shares outstanding - diluted	770,620	54,745	760,483	17,944	747,238	—

Net income (loss) per share - basic	$(0.41)	$(0.41)	$(0.82)	$(0.72)	$(0.57)	$—
Net income (loss) per share - diluted	$(0.41)	$(0.41)	$(0.82)	$(0.74)	$(0.57)	$—
12. Commitments and Contingencies
Contractual Obligations
The Company’s contractual obligations for goods or services entered into in the ordinary course of business, including agreements that are enforceable and legally binding and have a remaining term in excess of one year, primarily consist of information technology services and equipment, including investments in our information technology infrastructure and telecommunication services.
The following table provides the Company’s contractual obligations as of December 31, 2021 (in thousands):

2022	2023	2024	2025	2026	Thereafter	Total
$120,307	$88,637	$45,136	$36,881	$29,463	$—	$320,424
Other Obligations
In 2021, the Company entered into agreements for potential future customer account purchases from two distinct third parties, assuming certain conditions are met, over the course of those agreements. As of December 31, 2021, remaining commitments for those potential future customer account purchases could total approximately $100 million through January 2023.
Google Commercial Agreement
The Company and Google entered into a Master Supply, Distribution, and Marketing Agreement (the “Google Commercial Agreement”), pursuant to which Google has agreed to supply the Company with certain Google devices as well as certain Google video and analytics services (“Google Services”), for sale to the Company’s customers. Subject to customary termination rights related to breach and change of control, the Google Commercial Agreement has an initial term of seven years from the date that the Google Services are successfully integrated into the Company’s end-user security and automation platform. If the integrated service is not launched by June 30, 2022, then Google has the contractual right to require the Company to offer Google Services without integration for professional installations except for existing customers who already have ADT Pulse or ADT Control interactive services until such integration has been made. Further, subject to certain carve-outs, the Company has agreed to exclusively sell Google Services and smart-home, security, and safety devices to the Company’s customers. The exclusivity restriction does not apply to, among others, sales of Blue by ADT DIY products and services, providing services to customers on certain of the Company’s legacy platforms, sales to large commercial customers, and sales of certain devices that Google does not supply to the Company.
The Google Commercial Agreement also contains customary termination rights for both parties. In addition, Google has rights to terminate the Google Commercial Agreement if (i) the Company divests any part of its direct to consumer business and the acquiring entity does not agree to assume all obligations under the Google Commercial Agreement, or (ii) the Company breaches certain provisions of the Google Commercial Agreement and does not cure such breaches. In the event that the Company breaches the Google Commercial Agreement in a manner reasonably likely to result in a material adverse effect on Google’s business or brand, or the Company breaches certain data security and privacy obligations under the Google Commercial Agreement, the Company must suspend the sale of Google Services and certain devices during the applicable cure period. Upon termination of the Google Commercial Agreement, the Company will no longer have rights to sell the Google Services or devices to new customers, subject to an applicable transition period. In addition, the Google Services may not be accessible by the Company’s customers through its integrated end-user application during any cure period for the Company’s breach of certain data security and privacy provisions of the Google Commercial Agreement or upon termination of the agreement for a breach of such provisions.
The Google Commercial Agreement specifies that each party will contribute $150 million towards the joint marketing of devices and services; customer acquisition; training of the Company’s employees for the sales, installation, customer service, and maintenance for the product and service offerings; and technology updates for products included in such offerings. Each party is required to contribute such funds in three equal tranches, subject to the attainment of certain milestones. The Company expects to contribute the majority of these amounts by the end of 2024, however, the timing of these contributions is still uncertain.
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
The Company records accruals for losses that are probable and reasonably estimable. These accruals are based on a variety of factors such as judgment, probability of loss, opinions of internal and external legal counsel, and actuarially determined estimates of claims incurred but not yet reported based upon historical claims experience. Legal costs in connection with claims and lawsuits in the ordinary course of business are expensed as incurred. Additionally, the Company records insurance recovery receivables from third-party insurers when recovery has been determined to be probable. The Company has not accrued for any losses for which the likelihood of loss cannot be assessed or the range of possible loss cannot be estimated.
As of December 31, 2021 and 2020, the Company’s accrual related to ongoing claims and lawsuits not within the scope of an insurance program was not material. As of December 31, 2021 and 2020, the Company’s accrual for ongoing claims and lawsuits within the scope of an insurance program totaled $90 million and $89 million, respectively.
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
Shareholder Litigation
Five substantially similar shareholder class action lawsuits related to the IPO in January 2018 were filed in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida in March, April, and May 2018 and were consolidated for discovery and trial and entitled In re ADT Inc. Shareholder Litigation. The consolidated complaint in that action asserts claims on behalf of a putative class of shareholder plaintiffs and sought to represent a class of similarly situated shareholders for alleged violations of the Securities Act of 1933, as amended (the “Securities Act”). The complaint alleges that the Company defendants violated the Securities Act because the registration statement and prospectus used to effectuate the IPO were false and misleading in that they allegedly misled investors with respect to litigation involving the Company, the Company’s efforts to protect its intellectual property, and the competitive pressures faced by the Company. A similar shareholder class action lawsuit entitled Perdomo v ADT Inc., also related to the IPO in January 2018, was filed in the U.S. District Court for the Southern District of Florida in May 2018. In September 2019, the parties reached an agreement in principle to settle both the state court and the federal court actions. In connection with the agreement, the plaintiffs in the Perdomo action voluntarily dismissed the action without prejudice in October 2019. The parties agreed to a Stipulation of Settlement in September 2020. In

January 2021, the State Court entered an order granting final approval of the settlement. The settlement has been administered and the matter is now concluded.
California Independent Contractor Litigation
In August 2017, Jabra Shuheiber filed civil litigation in Marin County Superior Court on behalf of himself and two other individuals asserting wage and hour violations against the Company. The action is entitled Jabra Shuheiber v. ADT, LLC (Case Number CV 1702912, Superior Court, Marin County). Mr. Shuheiber was the owner/operator of a sub-contractor, Maximum Protection, Inc. (“MPI”), who employed the other two plaintiffs in the litigation. In August 2018, in response to the California Supreme Court’s decision in Dynamex Operations West, Inc. v. Superior Court of Los Angeles County, counsel for Mr. Shuheiber provided the Company with a proposed amended complaint that modified the wage and hour claims such that they were brought on a class basis. The proposed class is not clearly defined but appears to be composed of two groups of individuals: 1) individual owners of sub-contractors who performed services for the sub-contractor; and 2) individuals with no ownership interest in a sub-contractor who were employed by the sub-contractor and provided services pursuant to a contract between the sub-contractor and the Company. In October 2018, the Company answered the plaintiffs’ first amended complaint and filed a cross-complaint against the plaintiffs’ sub-contracting company for indemnification pursuant to the term of ADT’s sub-contract. In November 2019, the parties reached a settlement agreement in principle. The settlement was documented and received preliminary approval from the court in July 2020. The court granted final approval of the settlement in January 2021. The settlement has been administered and the matter is now concluded.
Los Angeles Alarm Permit Class Action
In June 2013, the Company was served with a class action complaint in California State Court entitled Villegas v. ADT. In this complaint, the plaintiff asserted that the Company violated certain provisions of the California Alarm Act and the Los Angeles Municipal Alarm Ordinance for its alleged failures to obtain alarm permits for its Los Angeles customers and disclose the alarm permit fee in its customer contracts. The plaintiff seeks to recover damages for putative class members who were required to pay enhanced false alarm fines as a result of the Company not obtaining a valid alarm permit at the time of alarm system installation. The case was initially dismissed by the trial court and judgment was entered in the Company’s favor in October 2014, which the plaintiff appealed. In September 2016, the California Appellate Court reversed and remanded the case back to the trial court. In November 2018, the trial court granted the plaintiff’s motion for class certification and certified four subclasses of customers who received fines from the City of Los Angeles. The case settled in January 2020. The settlement received preliminary approval from the court in February 2021 and final approval in August 2021. The settlement has been administered and the court has set a case review for July 8, 2022 and the matter is expected to be concluded at that time.
Wage and Hour Class Action
In January 2020, the Company acquired Defenders, which was defending against litigation brought by Teddy Archer and seven other security advisors who claim unpaid overtime under the Fair Labor Standards Act (the “FLSA”), breach of contract under state law in all states, and a violation of state wage-hour laws in California, New Jersey, New York, and Washington. The lawsuit was originally filed in March 2018 in the United States District Court for the District of Delaware. During 2018, the court conditionally certified the case as an FLSA collective action. The plaintiffs seek to represent a nationwide class for unpaid wages. During March 2021, Defenders was merged with and into the Company’s ADT LLC subsidiary, which is now defending the suit. In November 2021, the Company moved to decertify the collective action. Plaintiffs moved to certify a class for state law claims. The motions remain pending.
Unauthorized Access by a Former Technician
In April 2020, after investigating a customer inquiry, the Company self-disclosed that a former technician based in Dallas, Texas had, during service visits, added his personal email address to approximately 200 of the Company’s customers’ accounts, which provided this employee with varying levels of unauthorized personal access to such customers’ in-home security systems. In response, the Company initiated an affirmative outreach effort to notify all customers affected by this activity and to address their concerns. Since the disclosure, seven lawsuits have been filed against the Company, and the Company intervened in an eighth lawsuit filed against the former technician. Four of these lawsuits were originally filed as putative class actions and four as individual claims. One of the individual claims and one of the putative class actions subsequently settled.
In May 2020, the Company was served with a class action complaint in a case captioned Shana Doty v. ADT LLC and filed in the U.S. District Court for the Southern District of Florida. By an amended complaint, the plaintiff asserted causes of action on behalf of herself and other Company customers similarly situated, and sought to recover damages for breach of contract, negligence, intrusion upon seclusion, violation of the Computer Fraud and Abuse Act, negligent hiring, supervision and retention, and intentional infliction of emotional distress. The Company moved to dismiss the plaintiff’s amended complaint.

In December 2020, the federal district court dismissed the causes of action for intrusion upon seclusion and violation of the Computer Fraud and Abuse Act, and further ruled that plaintiff may not seek to hold the Company vicariously liable for any intentional torts committed by the former technician. The Company’s motion was denied on plaintiff’s other claims. In January 2022, plaintiff filed a notice withdrawing motion for class certification and dismissing class allegations. The case will now proceed as an individual action and is in discovery.
In June 2020, the Company was served with a class action complaint in a case captioned Alexia Preddy v. ADT LLC and filed in the U.S. District Court for the Southern District of Florida. By an amended complaint, the plaintiff asserted causes of action on behalf of herself and others similarly situated as individuals residing in homes of Company customers, and sought to recover damages for negligence, intrusion upon seclusion, violation of the Computer Fraud and Abuse Act, negligent hiring, supervision and retention, and intentional infliction of emotional distress. The Company moved to dismiss the plaintiff’s amended complaint and to compel arbitration. In December 2020, the federal district court granted the Company’s motion to compel arbitration. The case is stayed and administratively closed and is proceeding in arbitration as an individual claim.
In April 2021, the Company accepted service of a new class action complaint filed in the U.S. District Court for the Southern District of Florida on behalf of Randy Doty, the husband of the plaintiff in Shana Doty v. ADT LLC. The claims alleged in the new complaint are substantially similar to the claims asserted in Alexa Preddy v. ADT LLC, the case which has been stayed pending arbitration. In July 2021, the federal district court dismissed the claim for intrusion upon seclusion and ruled that the plaintiff cannot proceed on theories of vicarious liability for the technician’s intentional torts. As with the Shana Doty matter, plaintiff filed a notice withdrawing motion for class certification and dismissing class allegations. The case will now proceed as an individual action and is in discovery.
Following the November 2021 abandonment of their class action allegations, the lawyers in the Doty and Preddy cases filed a new complaint in the U.S. District Court for the Southern District of Florida on behalf of seven different customers and fourteen members of their respective households. The case is captioned Stefanie Bryant, et al. v. ADT LLC. The claims alleged in the new complaint are substantially similar to the claims asserted in Alexa Preddy v. ADT LLC, Shana Doty v. ADT LLC, and Randy Doty v. ADT LLC.
The Company may also be subject to future legal claims.
13. Leases
Company as Lessor
The Company is a lessor in certain Company-owned transactions as the Company has identified a lease component associated with the right-of-use of the security system and a non-lease component associated with the monitoring and related services.
For transactions in which (i) the timing and pattern of transfer is the same for the lease and non-lease components, and (ii) the lease component would be classified as an operating lease if accounted for separately, the Company applies the practical expedient to aggregate the lease and non-lease components and accounts for the combined transaction based upon its predominant characteristic, which is the non-lease component. The Company accounts for the combined component as a single performance obligation under the applicable revenue guidance, and recognizes the underlying assets within subscriber system assets, net, in the Consolidated Balance Sheets.
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
The Company’s right-of-use assets and lease liabilities primarily represent lease payments fixed at the commencement of a lease and variable lease payments dependent on an index or rate. Lease payments are recognized as lease cost on a straight-line basis over the lease term, which is determined as the non-cancelable period, including periods in which termination options are reasonably certain of not being exercised, and periods in which renewal options are reasonably certain of being exercised. The discount rate is determined using the Company’s incremental borrowing rate coinciding with the lease term at the commencement of a lease. The incremental borrowing rate is estimated based on publicly available data for the Company’s debt instruments and other instruments with similar characteristics.

Lease payments that are neither fixed nor dependent on an index or rate and vary because of changes in usage or other factors are included in variable lease costs. Variable lease costs are recorded in the period in which the obligation is incurred and primarily relate to fuel, repair, and maintenance payments as they vary based on the usage of leased vehicles.
The Company’s leases do not contain material residual value guarantees or restrictive covenants. The Company’s subleases are not material.
Leases recognized in the Consolidated Balance Sheets were as follows (in thousands):

			December 31,
Presentation		Classification	2021	2020
Operating	Current	Prepaid expenses and other current assets	$230	$684
Operating	Non-current	Other assets	125,945	138,408
Finance	Non-current	Property and equipment, net(a)	88,962	54,414
Total right-of-use assets			$215,137	$193,506

Operating	Current	Accrued expenses and other current liabilities	$37,359	$30,689
Finance	Current	Current maturities of long-term debt	38,730	26,955
Operating	Non-current	Other liabilities	99,734	115,694
Finance	Non-current	Long-term debt	54,350	34,373
Total lease liabilities			$230,173	$207,711
_________________
(a)Finance right-of-use assets are recorded net of accumulated depreciation of approximately $78 million and $67 million as of December 31, 2021 and 2020, respectively.

The components of total lease cost reflected in the Consolidated Statements of Operations were as follows:

	Years Ended December 31,
Lease Cost (in thousands)	2021	2020	2019
Operating lease cost:	$48,078	$56,680	$58,579

Finance lease cost:
Amortization of right-of-use assets	29,269	24,509	22,957
Interest on lease liabilities	2,823	3,122	3,770
Variable lease costs	72,367	47,013	48,325
Total lease cost	$152,537	$131,324	$133,631
The following table presents cash flow and supplemental information associated with the Company’s leases:

	Years Ended December 31,
Other information (in thousands)	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$50,721	$56,235	$57,212
Operating cash flows - finance leases	$2,823	$3,122	$3,770
Financing cash flows - finance leases	$32,123	$27,956	$24,918

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$21,203	$47,870	$51,909
Finance leases	$46,920	$15,326	$52,611

The following table presents the weighted-average lease term and discount rate for operating and finance leases:

	December 31,
Lease Term and Discount Rate	2021	2020
Weighted-average remaining lease term (years)
Operating leases	4.2	4.8
Finance leases	2.8	2.5
Weighted-average discount rate
Operating leases	4.8%	5.4%
Finance leases	3.7%	4.8%
The following table presents a maturity analysis related to the Company’s operating and finance leases, including interest, as of December 31, 2021:

Maturity of Lease Liabilities (in thousands)	Operating Leases	Finance Leases
2022	$41,257	$42,871
2023	39,743	27,351
2024	26,274	18,852
2025	18,201	8,329
2026	13,149	—
Thereafter	13,239	—
Total lease payments (including interest)	$151,863	$97,403
Less interest	14,770	4,323
Total	$137,093	$93,080
14. Retirement Plans
Defined Contribution Plans
The Company maintains qualified defined contribution plans, which include 401(k) matching programs in the U.S., as well as similar matching programs in Canada prior to the sale of ADT Canada in 2019. Expense for the defined contribution plans is computed as a percentage of participants’ compensation and was $45 million, $40 million, and $34 million during 2021, 2020, and 2019, respectively.
Multi-employer Plans
The Company participates in certain multi-employer union pension plans, which provide benefits for a group of the Company’s unionized employees. The Company does not believe these multi-employer plans, including the Company’s required contributions and any underfunding liabilities under such plans, are material to the Company’s consolidated financial statements.
Defined Benefit Plans
The Company provides a defined benefit pension plan and certain other postretirement benefits to certain employees. These plans are frozen and are not material to the Company’s consolidated financial statements. As of December 31, 2021 and 2020, the fair values of pension plan assets were $71 million and $87 million, respectively, and the fair values of projected benefit obligations were $75 million and $99 million, respectively. As a result, the plans were underfunded by approximately $4 million and $12 million as of December 31, 2021 and 2020, respectively, and were recorded as a net liability in the Consolidated Balance Sheets. Net periodic benefit cost associated with these plans was not material during 2021, 2020, and 2019. In February 2021, the Company purchased annuity contracts for a certain class of pensioners and beneficiaries which settled a portion of the projected benefit obligation and is not material to the Company’s consolidated financial statements.

Deferred Compensation Plan
The Company maintains a non-qualified supplemental savings and retirement plan, which permits eligible employees to defer a portion of their compensation. Deferred compensation liabilities were $32 million and $28 million as of December 31, 2021 and 2020, respectively, and were recorded in other liabilities in the Consolidated Balance Sheets. Deferred compensation expense was not material during 2021, 2020, and 2019.
15. Related Party Transactions
The Company’s related party transactions primarily relate to products and services received from, or monitoring and related services provided to, other entities controlled by Apollo, as well as management, consulting, and transaction advisory services provided by Apollo to the Company. The following discussion is related to the Company’s significant related party transactions.
Apollo
There were no significant related party transactions with Apollo during 2021 and 2020. During 2019, the Company incurred fees to Apollo of approximately $5 million related to the Company’s financing transactions.
Rackspace
During October 2020, the Company entered into a master services agreement with Rackspace US, Inc., a related party controlled by Apollo, for the provision of cloud storage, equipment, and services to facilitate the implementation of the Company’s cloud migration strategy for certain applications. The master services agreement includes a minimum purchase commitment of $50 million over a seven-year term. Purchases under this agreement were approximately $6 million and $0.5 million during 2021 and 2020, respectively.
Sunlight
ADT Solar uses Sunlight Financial LLC (“Sunlight”), a related party controlled by Apollo, to provide financing alternatives to certain ADT Solar customers. Amounts paid to Sunlight since the Sunpro Solar Acquisition were not material.

16. Condensed Financial Information of Registrant
ADT INC.
(PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS
(in thousands)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,947	$139,092
Total current assets	1,947	139,092
Investment in subsidiaries and other assets	3,850,198	3,472,397
Total assets	$3,852,145	$3,611,489

Liabilities and stockholders' equity
Current liabilities:
Dividends payable and other current liabilities	$47,482	$34,084
Total current liabilities	47,482	34,084
Long-term debt	527,098	518,335
Other liabilities	28,846	19,734
Total liabilities	603,426	572,153
Total stockholders' equity	3,248,719	3,039,336
Total liabilities and stockholders' equity	$3,852,145	$3,611,489
The accompanying notes are an integral part of these condensed financial statements

ADT INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Years Ended December 31,
	2021	2020	2019
Selling, general, and administrative expenses	$117	$807	$477
Merger, restructuring, integration, and other	(1,444)	4,532	130
Operating income (loss)	(1,327)	5,339	607
Interest expense, net	(8,743)	(8,342)	(211)
Equity in net loss of subsidiaries	(333,404)	(618,512)	(423,332)
Net income (loss)	(340,820)	(632,193)	(424,150)
Other comprehensive income (loss), net of tax	49,642	(60,239)	13,403
Comprehensive income (loss)	$(291,178)	$(692,432)	$(410,747)

Net income (loss) per share - basic:
Common stock	$(0.41)	$(0.82)	$(0.57)
Class B common stock	$(0.41)	$(0.72)	$—

Weighted-average shares outstanding - basic:
Common stock	770,620	760,483	747,238
Class B common stock	54,745	15,855	—

Net income (loss) per share - diluted:
Common stock	$(0.41)	$(0.82)	$(0.57)
Class B common stock	$(0.41)	$(0.74)	$—

Weighted-average shares outstanding - diluted:
Common stock	770,620	760,483	747,238
Class B common stock	54,745	17,944	—
The accompanying notes are an integral part of these condensed financial statements

ADT INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$(340,820)	$(632,193)	$(424,150)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in net loss of subsidiaries	333,404	618,512	423,332
Other, net	24,391	30,687	39,910
Net cash provided by (used in) operating activities	16,975	17,006	39,092
Cash flows from investing activities:
Contributions to subsidiaries	(40,000)	(275,000)	—
Distributions from subsidiaries	8,700	260,852	167,203
Acquisition of businesses	—	(201,453)	—
Other investing, net	—	750	(750)
Net cash provided by (used in) investing activities	(31,300)	(214,851)	166,453
Cash flows from financing activities:
Proceeds from issuance of common stock, net of related expenses	—	447,811	—
Proceeds from long-term borrowings	—	—	509,460
Dividends on common stock	(116,348)	(109,328)	(564,767)
Repurchases of common stock	—	(4)	(149,868)
Other financing, net	(6,472)	(1,896)	(24)
Net cash provided by (used in) financing activities	(122,820)	336,583	(205,199)

Cash and cash equivalents and restricted cash and restricted cash equivalents:
Net increase (decrease) during the period	(137,145)	138,738	346
Beginning balance	139,092	354	8
Ending balance	$1,947	$139,092	$354

Supplementary cash flow information:
Issuance of shares in lieu of cash dividends	$4	$15	$67,767
Issuance of shares for acquisition of business	$528,503	$113,841	$—
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
2. Transactions with Subsidiaries
The majority of ADT Inc.’s transactions with its subsidiaries are related to (i) the receipt of distributions from subsidiaries in order to fund equity transactions, such as the payment of dividends and the repurchase of Common Stock, (ii) the contribution to subsidiaries of proceeds received from equity transactions, or (iii) the integration of business acquisitions into the Company’s organizational structure.
During 2021, ADT Inc. made non-cash contributions to subsidiaries of approximately $630 million related to the transfer of net assets of certain subsidiaries for the acquisition of Sunpro Solar, including $529 million in the issuance of shares, as well as, share-based compensation.
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