Form 10-Q
period 2022-03-31
ADT Inc.
filed 2022-05-06
CIK 1703056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 28, 2022, there were 851,573,227 shares outstanding of the registrant’s common stock, $0.01 par value per share, and 54,744,525 shares outstanding of the registrant’s Class B common stock, $0.01 par value per share.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$17,404	$24,453
Accounts receivable, net of allowance for credit losses of $55,727 and $54,032, respectively	453,823	442,158
Inventories, net	304,835	277,323
Work-in-progress	75,930	70,528
Prepaid expenses and other current assets	215,412	178,069
Total current assets	1,067,404	992,531
Property and equipment, net	362,071	364,108
Subscriber system assets, net	2,919,362	2,867,528
Intangible assets, net	5,285,664	5,413,351
Goodwill	5,940,758	5,943,403
Deferred subscriber acquisition costs, net	905,323	850,489
Other assets	534,199	462,941
Total assets	$17,014,781	$16,894,351

Liabilities and stockholders' equity
Current liabilities:
Current maturities of long-term debt	$126,363	$117,592
Accounts payable	449,542	474,976
Deferred revenue	373,863	373,532
Accrued expenses and other current liabilities	629,223	737,245
Total current liabilities	1,578,991	1,703,345
Long-term debt	9,735,304	9,575,098
Deferred subscriber acquisition revenue	1,308,260	1,199,293
Deferred tax liabilities	887,909	867,203
Other liabilities	224,050	300,693
Total liabilities	13,734,514	13,645,632

Commitments and contingencies (See Note 12)

Stockholders' equity:
Preferred stock—authorized 1,000,000 shares of $0.01 par value; zero issued and outstanding as of March 31, 2022 and December 31, 2021.	—	—
Common stock—authorized 3,999,000,000 shares of $0.01 par value; issued and outstanding shares of 851,323,652 and 846,825,868 as of March 31, 2022 and December 31, 2021, respectively.	8,513	8,468
Class B common stock—authorized 100,000,000 shares of $0.01 par value; issued and outstanding shares of 54,744,525 as of March 31, 2022 and December 31, 2021.	547	547
Additional paid-in capital	7,262,237	7,261,267
Accumulated deficit	(3,933,140)	(3,952,590)
Accumulated other comprehensive loss	(57,890)	(68,973)
Total stockholders' equity	3,280,267	3,248,719
Total liabilities and stockholders' equity	$17,014,781	$16,894,351
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Monitoring and related services	$1,121,296	$1,062,766
Installation, product, and other	423,451	241,938
Total revenue	1,544,747	1,304,704
Cost of revenue (exclusive of depreciation and amortization shown separately below)	509,768	381,166
Selling, general, and administrative expenses	482,348	449,602
Depreciation and intangible asset amortization	476,123	469,809
Merger, restructuring, integration, and other	528	20,507
Operating income (loss)	75,980	(16,380)
Interest expense, net	(6,307)	(47,724)
Loss on extinguishment of debt	—	(156)
Other income (expense)	1,496	1,803
Income (loss) before income taxes	71,169	(62,457)
Income tax benefit (expense)	(19,524)	14,563
Net income (loss)	$51,645	$(47,894)

Net income (loss) per share - basic:
Common stock	$0.06	$(0.06)
Class B common stock	$0.06	$(0.06)

Weighted-average shares outstanding - basic:
Common stock	843,830	762,704
Class B common stock	54,745	54,745

Net income (loss) per share - diluted:
Common stock	$0.06	$(0.06)
Class B common stock	$0.06	$(0.06)

Weighted-average shares outstanding - diluted:
Common stock	911,313	762,704
Class B common stock	54,745	54,745
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$51,645	$(47,894)
Other comprehensive income (loss), net of tax:
Cash flow hedges	11,092	11,666
Defined benefit pension plans	(9)	846
Total other comprehensive income (loss), net of tax	11,083	12,512
Comprehensive income (loss)	$62,728	$(35,382)
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Three Months Ended March 31, 2022
	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Beginning balance	846,826	54,745	$8,468	$547	$7,261,267	$(3,952,590)	$(68,973)	$3,248,719
Net income (loss)	—	—	—	—	—	51,645	—	51,645
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	11,083	11,083
Dividends	—	—	—	—	—	(31,758)	—	(31,758)
Share-based compensation expense	—	—	—	—	16,020	—	—	16,020
Transactions related to employee share-based compensation plans and other	4,498	—	45	—	(15,050)	(437)	—	(15,442)
Ending balance	851,324	54,745	$8,513	$547	$7,262,237	$(3,933,140)	$(57,890)	$3,280,267

	Three Months Ended March 31, 2021
	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Beginning balance	771,014	54,745	$7,710	$547	$6,640,763	$(3,491,069)	$(118,615)	$3,039,336
Net income (loss)	—	—	—	—	—	(47,894)	—	(47,894)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	12,512	12,512
Dividends, including dividends reinvested in common stock	—	—	—	—	4	(29,136)	—	(29,132)
Share-based compensation expense	—	—	—	—	16,019	—	—	16,019
Transactions related to employee share-based compensation plans and other	3,870	—	39	—	(12,454)	(516)	—	(12,931)
Ending balance	774,884	54,745	$7,749	$547	$6,644,332	$(3,568,615)	$(106,103)	$2,977,910
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$51,645	$(47,894)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and intangible asset amortization	476,123	469,809
Amortization of deferred subscriber acquisition costs	36,939	28,642
Amortization of deferred subscriber acquisition revenue	(53,423)	(37,159)
Share-based compensation expense	16,020	16,019
Deferred income taxes	16,172	(21,815)
Provision for losses on receivables and inventory	19,314	14,250
Loss on extinguishment of debt	—	156
Intangible asset impairments	—	17,883
Unrealized (gain) loss on interest rate swap contracts	(145,289)	(106,517)
Other non-cash items, net	65,445	38,815
Changes in operating assets and liabilities, net of effects of acquisitions:
Deferred subscriber acquisition costs	(92,837)	(67,402)
Deferred subscriber acquisition revenue	81,073	58,170
Other, net	(163,110)	(3,623)
Net cash provided by (used in) operating activities	308,072	359,334
Cash flows from investing activities:
Dealer generated customer accounts and bulk account purchases	(185,070)	(198,761)
Subscriber system asset expenditures	(182,141)	(144,345)
Purchases of property and equipment	(38,317)	(41,505)
Acquisition of businesses, net of cash acquired	32	(15,909)
Other investing, net	373	1,408
Net cash provided by (used in) investing activities	(405,123)	(399,112)
Cash flows from financing activities:
Proceeds from long-term borrowings	280,000	10,729
Proceeds from receivables facility	46,876	29,670
Repayment of long-term borrowings, including call premiums	(153,269)	(17,937)
Repayment of receivables facility	(20,876)	(7,367)
Dividends on common stock	(31,596)	(28,980)
Deferred financing costs	(172)	(114)
Other financing, net	(29,118)	(26,686)
Net cash provided by (used in) financing activities	91,845	(40,685)

Cash and cash equivalents and restricted cash and restricted cash equivalents:
Net increase (decrease) during the period	(5,206)	(80,463)
Beginning balance	33,277	207,747
Ending balance	$28,071	$127,284

See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.     DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business and Organization
ADT Inc., together with its wholly-owned subsidiaries (collectively, the “Company”), is a leading provider of security, interactive, and smart home solutions serving consumer, small business, and commercial customers in the United States (“U.S.”). With the acquisition of Compass Solar Group, LLC (now named ADT Solar LLC) (“ADT Solar”) (the “ADT Solar Acquisition”) in December 2021, the Company is now also a leading provider of residential solar and energy storage solutions. The Company primarily conducts business under the ADT brand name.
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
The Company is majority-owned by Prime Security Services TopCo (ML), L.P., which is majority-owned by Prime Security Services TopCo Parent, L.P. (“Ultimate Parent”). Ultimate Parent is majority-owned by Apollo Investment Fund VIII, L.P. and its related funds that are directly or indirectly managed by affiliates of Apollo Global Management, Inc. (together with its subsidiaries and affiliates, “Apollo” or the “Sponsor”).
Basis of Presentation
The condensed consolidated financial statements include the consolidated results of ADT Inc. and its wholly-owned subsidiaries and have been prepared in U.S. dollars in accordance with generally accepted accounting principles in the United States of America (“GAAP”). All intercompany transactions have been eliminated. The results of companies acquired are included in the condensed consolidated financial statements from the effective date of acquisition. Certain prior period amounts have been reclassified to conform with the current period presentation.
The condensed consolidated financial statements included herein are unaudited, but in the opinion of management, such financial statements include all adjustments, consisting of normal recurring adjustments, necessary to summarize fairly the Company’s financial position, results of operations, and cash flows for the interim periods presented. The interim results reported herein should not be taken as indicative of results that may be expected for future interim periods or the full year.
The Condensed Consolidated Balance Sheet as of December 31, 2021 included herein was derived from the audited consolidated financial statements as of that date but does not include all the footnote disclosures required in the annual consolidated financial statements. For a more comprehensive understanding of the Company and its interim results, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”), which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 1, 2022.
Segments
The Company organizes its segments based on customer type and reports results in three operating and reportable segments, which are Consumer and Small Business (“CSB”), Commercial, and Solar, based on the manner in which the Company’s Chief Executive Officer, who is the chief operating decision maker (the “CODM”), evaluates performance and makes decisions about how to allocate resources. The accounting policies of the Company’s reportable segments are the same as those of the Company.
Refer to Note 3 “Segment Information” for additional information on the Company’s segments.
Use of Estimates
The preparation of the condensed consolidated financial statements in accordance with GAAP requires the Company to select accounting policies and make estimates that affect amounts reported in the condensed consolidated financial statements and the accompanying notes. The Company’s estimates are based on the relevant information available at the end of each period. Actual results could differ materially from these estimates under different assumptions or market conditions.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
COVID-19 Pandemic
During March 2020, the World Health Organization declared the outbreak of a novel coronavirus as a pandemic (the “COVID-19 Pandemic”). While responses have varied by individuals, businesses, and state and local governments, the COVID-19 Pandemic, including recent variants, caused certain notable impacts on general economic conditions, including temporary and permanent closures of many businesses, increased governmental regulations, supply chain disruptions, and changes in consumer spending. To protect its employees and serve its customers, the Company implemented and is continuously evolving certain measures, such as (i) detailed protocols for infectious disease safety for employees, (ii) employee daily wellness checks, and (iii) certain work from home actions, including for the majority of the Company’s call center professionals.
The Company considered the on-going and pervasive economic impact of the COVID-19 Pandemic in the assessment of its financial position, results of operations, and cash flows, as well as certain accounting estimates, as of and for the periods presented. However, the evolving and uncertain nature of the COVID-19 Pandemic, as well as the evolving nature of the regulatory environment which may require vaccines or vaccine boosters or other actions that could impact the Company’s employee base or impose additional costs on the business, could materially impact the Company’s estimates and financial results in future reporting periods.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2021-01, Reference Rate Reform (Topic 848): Scope, amends ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and clarifies the scope and guidance of Topic 848 to allow derivatives impacted by the reference rate reform to qualify for certain optional expedients and exceptions for contract modifications and hedge accounting. The guidance is optional and is effective for a limited period of time through December 31, 2022. As of March 31, 2022, this guidance had no impact on the condensed consolidated financial statements. However, the Company will continue to evaluate this guidance in subsequent periods.
Recently Issued Accounting Pronouncements
ASU 2022-02, Financial Instruments — Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), eliminates the accounting guidance for troubled debt restructurings by creditors while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. ASU 2022-02 also requires public business entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. This guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. It should also be applied prospectively, with an option to apply a modified retrospective transition method in relation to the recognition and measurement of troubled debt restructurings, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. Early adoption is permitted, including adoption in an interim period, in which case the guidance should be applied as of the beginning of the fiscal year that includes the interim period. The Company is currently evaluating the impact of this guidance.
Summary of Significant Accounting Policies
Unless otherwise noted, the Company’s accounting policies used in the preparation of these condensed consolidated financial statements as discussed below, or included within the respective footnotes herein, do not materially differ from those disclosed in the 2021 Annual Report.
Cash and Cash Equivalents and Restricted Cash and Restricted Cash Equivalents
All highly liquid investments with original maturities of three months or less from the time of purchase are considered to be cash equivalents. Restricted cash and restricted cash equivalents are cash and cash equivalents that are restricted for a specific purpose and cannot be presented within the general cash and cash equivalents account. Restricted cash and restricted cash equivalents are reflected in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Cash and cash equivalents and restricted cash and restricted cash equivalents as reported in the Condensed Consolidated Balance Sheets reconcile to the amounts shown in the Condensed Consolidated Statements of Cash Flows as follows:

(in thousands)	March 31, 2022	December 31, 2021
Cash and cash equivalents	$17,404	$24,453
Restricted cash and restricted cash equivalents	10,667	8,824
Ending balance	$28,071	$33,277
Subscriber System Assets and Deferred Subscriber Acquisition Costs
Subscriber system assets represent capitalized equipment and installation costs incurred in connection with transactions in which the Company retains ownership of the security system. Upon termination of the contract with the customer, the Company may retrieve such assets. Deferred subscriber acquisition costs represent selling expenses (primarily commissions) that are incremental to acquiring customers.
The Company records subscriber system assets and deferred subscriber acquisition costs in the Condensed Consolidated Balance Sheets, as these assets embody a probable future economic benefit for the Company through the generation of future monitoring and related services revenue.
Subscriber system assets and any related deferred subscriber acquisition costs are accounted for on a pooled basis based on the month and year of customer acquisition. The Company depreciates and amortizes these pooled costs using an accelerated method over the estimated life of the customer relationship, which is 15 years.
Subscriber system assets reflected in the Condensed Consolidated Balance Sheets includes:

(in thousands)	March 31, 2022	December 31, 2021
Gross carrying amount	$5,676,138	$5,499,703
Accumulated depreciation	(2,756,776)	(2,632,175)
Subscriber system assets, net	$2,919,362	$2,867,528
Depreciation and amortization of subscriber system assets and deferred subscriber acquisition costs are reflected in depreciation and intangible asset amortization and selling, general, and administrative expenses, respectively, in the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Depreciation of subscriber system assets	$133,122	$122,994
Amortization of deferred subscriber acquisition costs	$36,939	$28,642
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities includes:

(in thousands)	March 31, 2022	December 31, 2021
Accrued interest	$83,288	$124,579
Payroll-related accruals	144,069	196,165
Operating lease liabilities	38,469	37,359
Fair value of interest rate swaps	13,995	50,360
Other accrued liabilities	349,402	328,782
Accrued expenses and other current liabilities	$629,223	$737,245

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Radio Conversion Costs
The Company commenced a program in 2019 to replace the 3G and Code-Division Multiple Access (“CDMA”) cellular equipment used in many of its security systems to prepare for the retirement of the 3G and CDMA networks during 2022. From inception of this program through March 31, 2022, the Company incurred $298 million of radio conversion costs, net of related incremental radio conversion revenue.
Radio conversion costs and radio conversion revenue are reflected in selling, general, and administrative expenses and monitoring and related services revenue, respectively, in the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Radio conversion costs	$18,133	$69,669
Radio conversion revenue	$8,193	$10,940
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
Cash Equivalents - Included in cash and cash equivalents as applicable from time to time are investments in money market mutual funds. These investments are classified as Level 1 fair value measurements, which represent unadjusted quoted prices in active markets for identical assets or liabilities.
The Company had no material investments in money market mutual funds as of March 31, 2022, or December 31, 2021.
Long-Term Debt Instruments - The fair values of the Company’s long-term debt instruments were determined using broker-quoted market prices, which represent quoted prices for similar assets or liabilities as well as other observable market data. The resulting fair values are classified as Level 2 fair value measurements. The carrying amounts of debt outstanding, if any, under the Company’s revolving credit facility and receivables facility approximate fair values as interest rates on these borrowings approximate current market rates.
The total carrying amount and fair value of long-term debt instruments subject to fair value disclosures were as follows:

	March 31, 2022		December 31, 2021
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt instruments, excluding finance lease obligations	$9,771,351	$9,802,804	$9,599,610	$10,043,877
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
Refer to Note 7 “Derivative Financial Instruments” for the fair values of the Company’s derivative financial instruments included in the Condensed Consolidated Balance Sheets.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Retail Installment Contract Receivables - The fair values of the Company’s retail installment contract receivables were determined using a discounted cash flow model. The resulting fair values are classified as Level 3 fair value measurements.
The total carrying amount and fair value of retail installment contract receivables were as follows:

	March 31, 2022		December 31, 2021
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Retail installment contract receivables, net	$384,345	$297,201	$330,605	$255,147
Subsequent Event - Canopy Investment
In April 2022, the Company closed on its previously announced transaction with Ford Motor Company (“Ford”) to form a new entity, Canopy, which will combine ADT’s professional security monitoring and Ford’s AI-driven video camera technology to help customers strengthen security of new and existing vehicles across automotive brands. ADT and Ford expect to invest approximately $100 million collectively during the next three years, of which ADT will contribute 40%. As part of the initial funding at closing, the Company’s initial contribution totaled approximately $11 million.
2.     REVENUE AND RECEIVABLES
Revenue
The Company allocates transaction price to each performance obligation based on relative standalone selling price, which is determined using observable internal and external pricing, profitability, and operational metrics.
The following table presents the Company’s disaggregated revenue:

	Three Months Ended March 31,
(in thousands)	2022	2021
CSB:
Monitoring and related services	$993,028	$951,248
Installation, product, and other	69,561	87,357
Total CSB	1,062,589	1,038,605
Commercial:
Monitoring and related services	128,268	111,518
Installation, product, and other	161,909	154,581
Total Commercial	290,177	266,099
Solar:
Installation, product, and other	191,981	—
Total Solar	191,981	—

Total revenue	$1,544,747	$1,304,704
Revenue is recognized in the Condensed Consolidated Statements of Operations net of sales and other taxes. Amounts collected from customers for sales and other taxes are reported as a liability net of the related amounts remitted.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Contract termination charges are assessed in accordance with the terms of the contract when customers terminate a contract early and are recognized in monitoring and related services revenue in the Condensed Consolidated Statements of Operations when collectability is probable.
Company-Owned - In transactions in which the Company provides monitoring and related services but retains ownership of the security system (referred to as Company-owned transactions), the Company’s performance obligations primarily include (i) monitoring and related services and (ii) a material right associated with the one-time non-refundable fees in connection with the initiation of a monitoring contract which the customer will not be required to pay again upon a renewal of the contract (referred to as deferred subscriber acquisition revenue). Since March 2021, substantially all new CSB transactions have taken place under a Company-owned model.
The portion of the transaction price associated with monitoring and related services is recognized when these services are provided to the customer and is reflected in monitoring and related services revenue in the Condensed Consolidated Statements of Operations.
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
Amortization of deferred subscriber acquisition revenue is reflected in installation, product, and other revenue in the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Amortization of deferred subscriber acquisition revenue	$53,423	$37,159
Customer-Owned - In transactions involving security systems sold outright to the customer (referred to as outright sales), the Company’s performance obligations generally include the sale and installation of the system and any monitoring and related services.
The portion of the transaction price associated with the sale and installation of a system is recognized either at a point in time or over time based upon the nature of the transaction and contractual terms and is reflected in installation, product, and other revenue in the Condensed Consolidated Statements of Operations. For revenue recognized over time, progress toward complete satisfaction of the performance obligation is primarily measured using a cost-to-cost measure of progress method. The cost input driving revenue recognition for these contracts is based primarily on contract cost incurred to date compared to total estimated contract cost. This measure of progress method includes forecasts based on the best information available and reflects the Company’s judgment to faithfully depict the value of the services transferred to the customer. Approximately half of installation, product, and other revenue generated by the Commercial segment is recognized over time.
The portion of the transaction price associated with monitoring and related services is recognized when services are provided to the customer and is reflected in monitoring and related services revenue in the Condensed Consolidated Statements of Operations.
Solar - In transactions within our Solar business, the Company’s performance obligations generally include the sale and installation of a solar system, and may also include additional performance obligations such as roofing services or the sale and installation of additional products such as batteries. Revenue is recognized when control over the products and services are transferred to the customer and is reflected in installation, product, and other revenue in the Condensed Consolidated Statements of Operations.
The Company also enters into agreements with third-party lenders in order to access loan products for the Company’s Solar customers. These lenders have the exclusive right to determine if a loan application will be accepted or rejected, and the Company is not a party to the loan agreement. There are no guarantees related to the repayment of the loan, and as such, there is no liability associated with these arrangements.
These lenders remit the loan amount, net of fees related to obtaining favorable interest rates for customers, to the Company once the loan is approved or upon installation. These fees are recorded as a reduction of installation, product, and other revenue and were approximately $38 million during the three months ended March 31, 2022.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Product Sales
Revenue and cost of revenue from product and system sales included in the Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Installation, product, and other	$300,850	$202,746
Cost of revenue (exclusive of depreciation and amortization shown separately below)	$220,565	$160,186
Deferred Revenue
Deferred revenue represents customer billings for services not yet rendered and is primarily related to recurring monitoring and related services. In addition, payments received for the sale and installation of a system after the agreement is signed but before performance obligations are satisfied are recorded as deferred revenue.
These amounts are recorded as current deferred revenue in the Condensed Consolidated Balance Sheets as the Company expects to satisfy any remaining performance obligations, as well as recognize the related revenue, within the next twelve months when performance obligations are satisfied. Accordingly, the Company has applied the practical expedient regarding deferred revenue to exclude the value of remaining performance obligations if (i) the contract has an original expected term of one year or less or (ii) the Company recognizes revenue in proportion to the amount it has the right to invoice for services performed.
Accounts Receivable
Accounts receivable represent unconditional rights to consideration from customers in the ordinary course of business and are generally due in one year or less. The Company’s accounts receivable are recorded at amortized cost less an allowance for credit losses not expected to be recovered. The allowance for credit losses is recognized at inception and reassessed each reporting period.
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
Changes in the allowance for credit losses on accounts receivable were as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Beginning balance	$54,032	$68,342
Provision for credit losses	20,457	14,322
Write-offs, net of recoveries (1)	(18,762)	(15,834)
Ending balance	$55,727	$66,830
________________
(1)Recoveries were not material for the periods presented. As such, the Company presented write-offs, net of recoveries.
Retail Installment Contract Receivables
The Company’s retail installment contract option allows qualifying residential customers to pay the fees due at installation over a 24-, 36-, or 60-month interest-free period and is available for security system transactions occurring under both Company-owned and customer-owned models. The financing component of retail installment contract receivables is not significant.
The Company’s retail installment contract receivables are recorded at amortized cost less an allowance for credit losses not expected to be recovered. The allowance for credit losses is recognized at inception and reassessed each reporting period. The allowance for credit losses relates to retail installment contract receivables from outright sales transactions and is not material.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Upon origination of a retail installment contract, the Company utilizes external credit scores to assess customer credit quality and determine eligibility. In addition, customers are required to enroll in the Company’s automated payment process in order to enter into a retail installment contract.
Subsequent to origination, the Company monitors the delinquency status of retail installment contract receivables as the key credit quality indicator. As of March 31, 2022, the current and delinquent billed retail installment contract receivables were not material.
Unbilled retail installment contract receivables reflected in the Condensed Consolidated Balance Sheets includes:

(in thousands)	March 31, 2022	December 31, 2021
Retail installment contract receivables, gross	$385,086	$331,512
Allowance for credit losses	(741)	(907)
Retail installment contract receivables, net	$384,345	$330,605
Classification:
Accounts receivable, net	$119,035	$100,385
Other assets	265,310	230,220
Retail installment contract receivables, net	$384,345	$330,605
As of March 31, 2022 and December 31, 2021, retail installment contract receivables, net, used as collateral for borrowings under the Company’s uncommitted receivables securitization financing agreement (the “Receivables Facility”) were $341 million and $299 million, respectively. Refer to Note 6 “Debt” for further discussion regarding the Receivables Facility.
Contract Assets
Contract assets represent the Company’s right to consideration in exchange for goods or services transferred to the customer. The contract asset is reclassified to accounts receivable when the Company’s right to the consideration becomes unconditional as additional services are performed and billed. The Company has the right to bill customers as services are provided over time, which generally occurs over the course of a 24-, 36-, or 60-month period. The financing component of contract assets is not significant.
The Company records an allowance for credit losses against its contract assets for amounts not expected to be recovered. The allowance is recognized at inception and is reassessed each reporting period. The allowance for credit losses on contract assets was not material for the periods presented.
Contract assets for residential transactions reflected in the Condensed Consolidated Balance Sheets includes:

(in thousands)	March 31, 2022	December 31, 2021
Contract assets, gross	$90,038	$106,810
Allowance for credit losses	(9,281)	(12,300)
Contract assets, net	$80,757	$94,510
Classification:
Prepaid expenses and other current assets	$54,173	$58,452
Other assets	26,584	36,058
Contract assets, net	$80,757	$94,510
During the three months ended March 31, 2022 and 2021, contract assets recognized were not material.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.     SEGMENT INFORMATION
As discussed in Note 1 “Description of Business and Summary of Significant Accounting Policies,” the Company reports results in three operating and reportable segments based on the manner in which the CODM evaluates performance and makes decisions about how to allocate resources.
The Company organizes its segments based on customer type as follows:
•CSB - The CSB segment primarily includes (i) revenue and operating costs from the sale, installation, servicing, and monitoring of integrated security and automation systems, as well as other related offerings; (ii) other operating costs associated with support functions related to these operations; and (iii) general corporate costs and other income and expense items not included in the Commercial and Solar segments. Customers in the CSB segment are comprised of residential homeowners, small business operators, and other individual consumers.
•Commercial - The Commercial segment primarily includes (i) revenue and operating costs from the sale, installation, servicing, and monitoring of integrated security and automation systems, fire detection and suppression systems, and other related offerings; (ii) other operating costs associated with support functions related to these operations; and (iii) dedicated corporate costs and other income and expense items. Customers in the Commercial segment are comprised of larger businesses with more expansive facilities (typically larger than 10,000 square feet) and/or multi-site operations, which often require more sophisticated integrated solutions.
•Solar - The Solar segment primarily includes (i) revenue and operating costs from the design and installation of solar and related solutions and services; (ii) other operating costs associated with support functions related to these operations; and (iii) dedicated corporate costs and other income and expense items. Customers in the Solar segment are comprised of residential homeowners who purchase solar and energy storage solutions, energy efficiency upgrades, and roofing services.
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
The CODM does not review the Company's assets by segment; therefore, such information is not presented.
The following table presents total revenue by segment and a reconciliation to consolidated total revenue:

	Three Months Ended March 31,
(in thousands)	2022	2021
CSB	$1,062,589	$1,038,605
Commercial	290,177	266,099
Solar	191,981	—
Total Revenue	$1,544,747	$1,304,704

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents Adjusted EBITDA by segment and a reconciliation to consolidated net income (loss) before taxes:

	Three Months Ended March 31,
(in thousands)	2022	2021
Adjusted EBITDA by segment:
CSB	$560,545	$519,478
Commercial	23,630	22,653
Solar	16,822	—
Total	$600,997	$542,131

Reconciliation to consolidated net income (loss) before taxes:
Total segment Adjusted EBITDA	$600,997	$542,131
Less:
Interest expense, net	6,307	47,724
Depreciation and intangible asset amortization	476,123	469,809
Amortization of deferred subscriber acquisition costs	36,939	28,642
Amortization of deferred subscriber acquisition revenue	(53,423)	(37,159)
Share-based compensation expense	16,020	16,019
Merger, restructuring, integration, and other	528	20,507
Loss on extinguishment of debt	—	156
Radio conversion costs, net	9,940	58,729
Acquisition related adjustments(1)	36,295	(248)
Other	1,099	409
Net income (loss) before taxes	$71,169	$(62,457)
________________
(1)    During 2022, primarily includes the amortization of the customer backlog intangible asset acquired in the ADT Solar Acquisition, which was fully amortized as of March 2022.
4.     ACQUISITIONS
During the three months ended March 31, 2022, total consideration related to business acquisitions was not material.
ADT Solar Acquisition
In December 2021, the Company acquired ADT Solar, a leading solar installer in the U.S.
Total consideration was approximately $750 million, which consisted of cash paid of $142 million, net of cash acquired, and approximately 75 million unregistered shares of the Company’s common stock, par value of $0.01 per share, with a fair value of $569 million, including $40 million related to approximately 5 million shares of the Company’s common stock to be issued in various increments over the twelve-month period subsequent to the acquisition date. The total fair value of $569 million was based on the closing stock price of the Company’s common stock on December 8, 2021, the acquisition date, adjusted for the impact of contractual restrictions on the ability for the holders to sell their shares.
There were no material adjustments to the preliminary purchase price allocation during the three months ended March 31, 2022.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.     GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Changes in the carrying amounts of goodwill by reportable segment were as follows:

(in thousands)	CSB	Commercial	Solar	Total
Balance as of December 31, 2021	$4,915,832	$332,845	$694,726	$5,943,403
Acquisitions(1)	—	180	8,906	9,086
Reclassification to held for sale	—	(11,731)	—	(11,731)
Balance as of March 31, 2022	$4,915,832	$321,294	$703,632	$5,940,758
________________
(1)     Includes the impact of measurement period adjustments. During the three months ended March 31, 2022, measurement period adjustments were not material.
The Company had no accumulated goodwill impairment losses as of March 31, 2022 or December 31, 2021.
Other Intangible Assets
Other intangible assets reflected in the Condensed Consolidated Balance Sheets consisted of the following:

	March 31, 2022			December 31, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Contracts and related customer relationships	$8,913,868	$(6,020,281)	$2,893,587	$8,719,363	$(5,753,345)	$2,966,018
Dealer relationships	1,518,020	(479,156)	1,038,864	1,518,020	(459,248)	1,058,772
Other	253,783	(233,570)	20,213	263,133	(207,572)	55,561
Total definite-lived intangible assets	10,685,671	(6,733,007)	3,952,664	10,500,516	(6,420,165)	4,080,351

Indefinite-lived intangible assets:
Trade name	1,333,000	—	1,333,000	1,333,000	—	1,333,000
Intangible assets	$12,018,671	$(6,733,007)	$5,285,664	$11,833,516	$(6,420,165)	$5,413,351
The change in the net carrying amount of contracts and related customer relationships during the period was as follows:

(in thousands)
Balance as of December 31, 2021	$2,966,018
Customer contract additions, net of dealer charge-backs(1)	197,605
Amortization	(268,698)
Other	(1,338)
Balance as of March 31, 2022	$2,893,587
________________
(1)     The weighted-average amortization period for customer contract additions was 13 years.
During the three months ended March 31, 2022, the Company paid $185 million related to customer contract additions under the ADT Authorized Dealer Program and from other third parties, which is included in dealer generated customer accounts and bulk account purchases on the Condensed Consolidated Statements of Cash Flows.
In addition, contracts and related customer relationships includes customer accounts purchased from certain other third parties during the three months ended March 31, 2022 for an aggregate contractual purchase price of $68 million, subject to reduction based on customer retention. The Company paid initial cash at the closings in the aggregate amount of $55 million, which is included in the payments for dealer generated customer accounts and bulk account purchases described above.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Definite-lived intangible asset amortization expense reflected in the Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Definite-lived intangible asset amortization expense	$291,947	$299,327
6.     DEBT
The Company’s debt is comprised of the following (in thousands, except as otherwise indicated):

Description	Issued	Maturity	Interest Rate	Interest Payable	March 31, 2022	December 31, 2021
First Lien Term Loan due 2026	9/23/2019	9/23/2026	Adj. LIBOR +2.75%	Quarterly	$2,751,111	$2,758,058
First Lien Revolving Credit Facility	3/16/2018	6/23/2026	Adj. LIBOR +2.75%	Quarterly	170,000	25,000
Second Lien Notes due 2028	1/28/2020	1/15/2028	6.250%	1/15 and 7/15	1,300,000	1,300,000
First Lien Notes due 2024	4/4/2019	4/15/2024	5.250%	2/15 and 8/15	750,000	750,000
First Lien Notes due 2026	4/4/2019	4/15/2026	5.750%	3/15 and 9/15	1,350,000	1,350,000
First Lien Notes due 2027	8/20/2020	8/31/2027	3.375%	6/15 and 12/15	1,000,000	1,000,000
First Lien Notes due 2029	7/29/2021	8/1/2029	4.125%	2/1 and 8/1	1,000,000	1,000,000
ADT Notes due 2023	1/14/2013	6/15/2023	4.125%	6/15 and 12/15	700,000	700,000
ADT Notes due 2032	5/2/2016	7/15/2032	4.875%	1/15 and 7/15	728,016	728,016
ADT Notes due 2042	7/5/2012	7/15/2042	4.875%	1/15 and 7/15	21,896	21,896
Receivables Facility	3/5/2020	2/20/2027	LIBOR +0.85%	Monthly	224,976	199,056
Other debt(1)					4,113	4,732
Total debt principal, excluding finance leases					10,000,112	9,836,758
Plus: Finance lease liabilities(2)					90,316	93,080
Less: Unamortized debt discount, net					(15,882)	(16,678)
Less: Unamortized deferred financing costs					(60,654)	(64,014)
Less: Unamortized purchase accounting fair value adjustment and other					(152,225)	(156,456)
Total debt					9,861,667	9,692,690
Less: Current maturities of long-term debt					(126,363)	(117,592)
Long-term debt					$9,735,304	$9,575,098
_________________
(1)     Other debt includes vehicle loans attributable to ADT Solar and were not material during the periods presented.
(2)     Refer to Note 13 “Leases” for additional information regarding the Company’s finance leases.
Significant changes in the Company’s debt during the three months ended March 31, 2022 were as follows:
First Lien Credit Agreement
The Company’s first lien credit agreement, dated as of July 1, 2015 (together with subsequent amendments and restatements, the “First Lien Credit Agreement”), contains a first lien term loan facility (the “First Lien Term Loan due 2026”) and a first lien revolving credit facility (the “First Lien Revolving Credit Facility”). As of March 31, 2022 and December 31, 2021, the Company had $405 million and $550 million, respectively, in available borrowing capacity under the First Lien Revolving Credit Facility.
During the three months ended March 31, 2021, the Company borrowed $280 million and repaid $135 million under its First Lien Revolving Credit Facility.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was not material during the three months ended March 31, 2022 or 2021.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Receivables Facility
Under the Receivables Facility, the Company obtains financing by selling or contributing certain retail installment contract receivables to the Company’s wholly-owned consolidated bankruptcy-remote special purpose entity (“SPE”), which then grants a security interest in those retail installment contract receivables as collateral for cash borrowings.
The Receivables Facility permits up to $400 million of uncommitted financing secured by the Company’s retail installment contract receivables owned by the SPE and has a scheduled termination date for the uncommitted revolving period of October 2022.
The Company services the transferred retail installment contract receivables and is responsible for ensuring the related collections are remitted to a segregated bank account in the name of the SPE. On a monthly basis, the segregated account is utilized to make required principal, interest, and other payments due under the Receivables Facility. The segregated account is considered restricted cash, and any outstanding balance is reflected in prepaid expenses and other current assets in the Company’s Condensed Consolidated Balance Sheets.
During the three months ended March 31, 2022, the Company received proceeds of $47 million under the Receivables Facility and repaid $21 million, which are reflected as cash flows from financing activities in the Condensed Consolidated Statements of Cash Flows.
As of March 31, 2022 and December 31, 2021, the Company had an uncommitted available borrowing capacity under the Receivables Facility of $175 million and $201 million, respectively.
The Receivables Facility did not have a material impact to the Condensed Consolidated Statements of Operations during the three months ended March 31, 2022 and 2021.
Variable Interest Entity
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
The SPE meets the definition of a variable interest entity (“VIE”) for which the Company is the primary beneficiary as it has the power to direct the SPE’s activities and the obligation to absorb losses or the right to receive benefits of the SPE. As such, the SPE’s assets, liabilities, and financial results of operations are consolidated in the Company’s condensed consolidated financial statements.
As of March 31, 2022 and December 31, 2021, the SPE’s assets and liabilities primarily consisted of unbilled retail installment contract receivables, net, as discussed in Note 2 “Revenue and Receivables,” of $341 million and $299 million, respectively, and borrowings under the Receivables Facility, as presented above.
SOFR Transition
By June 2023, LIBOR will be replaced with the Secured Overnight Financing Rate (“SOFR”) (the “SOFR Transition Date”), at which point the applicable benchmark for all existing and new issuances with a variable rate debt component will be based on SOFR. The First Lien Term Loan due 2026 and First Lien Revolving Credit Facility are and will continue to be based on LIBOR until the SOFR Transition Date. However, any modification, such as a repricing entered into after December 31, 2021, will require transition to SOFR. Additionally, any new issuances with a variable rate debt component entered into after December 31, 2021 will utilize SOFR per the terms of the credit agreement.
In April 2022, the Receivables Facility was amended to provide for an interim early transition to SOFR for the period beginning April 2022.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.     DERIVATIVE FINANCIAL INSTRUMENTS
The Company's derivative financial instruments primarily consist of LIBOR-based interest rate swap contracts, which were entered into with the objective of managing exposure to variability in interest rates on the Company's debt. All interest rate swap contracts are reported in the Condensed Consolidated Balance Sheets at fair value.
For interest rate swap contracts that are:
•Not designated as cash flow hedges: Unrealized gains and losses are recognized in interest expense, net, in the Condensed Consolidated Statements of Operations.
•Designated as cash flow hedges: Unrealized gains and losses are recognized as a component of accumulated other comprehensive income (loss) (“AOCI”) in the Condensed Consolidated Balance Sheets and are reclassified into interest expense, net, in the same period in which the related interest on debt affects earnings.
For interest rate swap contracts that have been de-designated as cash flow hedges and for which forecasted cash flows are:
•Probable or reasonably possible of occurring: Unrealized gains and losses previously recognized as a component of AOCI are reclassified into interest expense, net, in the same period in which the related interest on variable-rate debt affects earnings through the original maturity date of the related interest rate swap contracts.
•Probable of not occurring: Unrealized gains and losses previously recognized as a component of AOCI are immediately reclassified into interest expense, net.
The cash flows associated with interest rate swap contracts that included an other-than-insignificant financing element at inception are reflected as cash flows from financing activities in the Condensed Consolidated Statements of Cash Flows.
Beginning in March 2020, the Company de-designated interest rate swap contracts previously designated as cash flow hedges with an aggregate notional amount of $3.0 billion. As the forecasted cash flows are probable or reasonably possible of occurring, unrealized losses previously recognized as a component of AOCI are reclassified into interest expense, net.
The Company’s interest rate swaps as of March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

Execution	Maturity	Designation	Notional Amount
January 2019	April 2022	Not designated	$125,000
February 2019	April 2022	Not designated	300,000
October 2019	September 2026	Not designated	2,800,000
Total notional amount			$3,225,000
The fair value of interest rate swaps recognized in the Condensed Consolidated Balance Sheets was as follows:

(in thousands)	March 31, 2022	December 31, 2021
Assets
Other assets	$40,948	$—

Liabilities
Accrued expenses and other current liabilities	13,995	50,360
Other liabilities	—	67,976

Fair value of interest rate swaps - net asset	$26,953	$—

Fair value of interest rate swaps - net liability	$—	$118,336

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The unrealized impact of interest rate swaps recognized in interest expense, net, in the Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Unrealized gain (loss) on interest rate swaps	$145,289	$106,517
Amounts reclassified out of AOCI associated with previously designated cash flow hedges were as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Reclassifications to interest expense	$14,620	$15,416
Reclassifications to income tax benefit	$(3,528)	$(3,750)
As of March 31, 2022 and December 31, 2021, AOCI, net of tax, related to previously designated cash flow hedges was $60 million and $71 million, respectively.
As of March 31, 2022, approximately $25 million of AOCI associated with previously designated cash flow hedges is estimated to be reclassified to interest expense, net, within the next twelve months.
During the three months ended March 31, 2022 and 2021, the Company paid $13 million and $14 million, respectively, related to settlements on interest rate swap contracts that included an other-than-insignificant financing element at inception.
8.     INCOME TAXES
Unrecognized Tax Benefits
The Company’s unrecognized tax benefits relate to tax years that remain subject to audit by the taxing authorities in the U.S. federal, state and local, and foreign jurisdictions. During the three months ended March 31, 2022, the Company did not have a material change to its unrecognized tax benefits. Based on the current status of its income tax audits, the Company does not believe a significant portion of its unrecognized tax benefits will be resolved in the next twelve months.
Effective Tax Rate
The effective tax rate can vary from period to period due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as changes in the overall state tax rate.
The Company’s income tax expense for the three months ended March 31, 2022 was $20 million, resulting in an effective tax rate for the period of 27.4%. The effective tax rate primarily represents the federal statutory rate of 21.0%, a state statutory tax rate, net of federal benefits, of 6.7%, and a 2.6% favorable impact of share-based compensation, offset by a 2.7% unfavorable impact of permanent items.
The Company’s income tax benefit for the three months ended March 31, 2021 was $15 million, resulting in an effective tax rate for the period of 23.3%. The effective tax rate primarily represents the federal statutory rate of 21.0%, a state statutory tax rate, net of federal benefits, of 2.8%, and a 2.8% favorable impact of share-based compensation, partially offset by a 1.6% unfavorable impact of state legislative changes.
COVID-19 Pandemic
In response to the COVID-19 Pandemic, the American Rescue Plan Act of 2021 and the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) were signed into law in March 2021 and March 2020, respectively, and included significant corporate income tax and payroll tax provisions intended to provide economic relief to address the impact of the COVID-19 Pandemic.
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Delayed Effective Dates for Tax Law Changes under the Tax Cuts and Jobs Act
Certain changes to U.S. federal tax law included in the Tax Cuts and Jobs Act had a delayed effective date and have taken effect for tax years beginning after December 31, 2021. These changes include a limitation on net business interest expense deductions under Internal Revenue Code (“IRC”) Section 163(j) no longer being increased by deductions for depreciation, amortization or depletion, and, under IRC Section 174, specified research and experimentation expenditures being capitalized and amortized.
9.     EQUITY
Common Stock and Class B Common Stock
The Company has two classes of common stock, including common stock (“Common Stock”) and Class B common stock (“Class B Common Stock”), both of which entitle stockholders to one vote per share except as described below.
The Company’s Common Stock trades on the New York Stock Exchange under the symbol “ADT” since the Company’s initial public offering in January 2018.
Class B Common Stock was issued in September 2020 to Google LLC (“Google”) in a private placement pursuant to a securities purchase agreement dated July 31, 2020 (the “Securities Purchase Agreement”). Each share of Class B Common Stock has equal status and rights to dividends as a share of Common Stock. The holders of Class B Common Stock have one vote for each share of Class B Common Stock held on all matters on which stockholders are entitled to vote generally except for voting on the election, appointment, or removal of directors of the Company. Additionally, each share of Class B Common Stock will immediately become convertible into one share of Common Stock, at the option of the holder, subject to certain timing and restrictions.
Dividends
Dividends declared on common stock during the periods presented were as follows (in thousands, except per share data):

			Common Stock		Class B Common Stock
Declaration Date	Record Date	Payment Date	Per Share	Aggregate	Per Share	Aggregate
Three Months Ended March 31, 2022
3/1/2022	3/17/2022	4/4/2022	$0.035	$29,842	$0.035	$1,916

Three Months Ended March 31, 2021
2/25/2021	3/18/2021	4/1/2021	$0.035	$27,220	$0.035	$1,916
Subsequent Event - On May 5, 2022, the Company announced a dividend of $0.035 per share to holders of Common Stock and Class B Common Stock of record on June 16, 2022, which will be distributed on July 5, 2022.
Accumulated Other Comprehensive Income (Loss)
There were no material reclassifications out of AOCI. Refer to Note 7 “Derivative Financial Instruments” for AOCI reclassifications associated with cash flow hedges.
10.     SHARE-BASED COMPENSATION
Share-Based Compensation Expense
Share-based compensation expense recognized in selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Share-based compensation expense	$16,020	$16,019

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Restricted Stock Units
During the three months ended March 31, 2022, the Company granted approximately 6.2 million restricted stock units (“RSUs”) under its 2018 Omnibus Incentive Plan, as amended (the “2018 Plan”). These RSUs are service-based awards with a three-year graded vesting period from the date of grant. The fair value of the RSUs is equal to the closing price per share of the Company’s Common Stock on the date of grant, which resulted in a weighted-average grant date fair value of $7.88.
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
11.     NET INCOME (LOSS) PER SHARE
The Company applies the two-class method for computing and presenting net income (loss) per share for each class of common stock, which allocates current period net income (loss) to each class of common stock and participating securities based on (i) dividends declared and (ii) participation rights in the remaining undistributed earnings (losses).
Basic net income (loss) per share is computed by dividing the net income (loss) allocated to each class of common stock by the related weighted-average number of shares outstanding during the period. In addition, basic weighted-average shares outstanding for the three months ended March 31, 2022 includes approximately 5 million shares of Common Stock to be issued in various increments throughout 2022 in connection with the ADT Solar Acquisition. Diluted net income (loss) per share gives effect to all securities representing potential common shares that were dilutive and outstanding during the period for each class of common stock.
Potential shares of Common Stock include (i) incremental shares of Common Stock calculated using the treasury stock method for share-based compensation awards, (ii) incremental shares of Common Stock issuable upon the conversion of Class B Common Stock, and (iii) incremental shares of Common Stock calculated using the treasury stock method for warrants to purchase additional shares of Common Stock issued in connection with a business combination. There were no potential shares of Class B Common Stock during the periods presented.
For the three months ended March 31, 2022, the computation of diluted earnings per share for Common Stock excludes potentially dilutive securities whose effect would have been anti-dilutive in the amounts of approximately 17 million shares from share-based compensation awards and approximately 0.1 million warrants to purchase additional shares of Common Stock.
Approximately 9 million unvested shares are excluded from the basic and diluted earnings per share computations, as their vesting is contingent upon achievement of certain performance requirements, which have not been met as of March 31, 2022.
The computations of basic and diluted net income (loss) per share under the two-class method for each class of common stock are as follows:

	Three Months Ended March 31,
	2022		2021
	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Allocation of net income (loss) - basic	$48,510	$3,135	$(44,673)	$(3,221)
Dilutive effect	2,001	(85)	—	—
Allocation of net income (loss) - diluted	$50,511	$3,050	$(44,673)	$(3,221)

Weighted-average shares outstanding - basic	843,830	54,745	762,704	54,745
Dilutive effect	67,483	—	—	—
Weighted-average shares outstanding - diluted	911,313	54,745	762,704	54,745

Net income (loss) per share - basic	$0.06	$0.06	$(0.06)	$(0.06)
Net income (loss) per share - diluted	$0.06	$0.06	$(0.06)	$(0.06)

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12.     COMMITMENTS AND CONTINGENCIES
Contractual Obligations
There have been no material changes to the Company’s contractual obligations as compared to December 31, 2021, except as discussed below:
Google Commercial Agreement
The Company and Google entered into a Master Supply, Distribution, and Marketing Agreement (the “Google Commercial Agreement”), pursuant to which Google has agreed to supply the Company with certain Google devices as well as certain Google video and analytics services (“Google Devices and Services”), for sale to the Company’s customers. Subject to customary termination rights related to breach and change of control, the Google Commercial Agreement has an initial term of seven years from the date that the Google Devices and Services are successfully integrated into the Company’s end-user security and automation platform. Further, subject to certain carve-outs, the Company has agreed to exclusively sell Google Devices and Services to its customers.
If the integrated Google Devices and Services are not launched by June 30, 2022, Google has the contractual right to require the Company, with certain exceptions, to exclusively offer the Google Devices and Services without integration for all new professional installations and for existing customers who do not have ADT Pulse or ADT Control interactive services, until such integration has been made. The Company has already begun providing Google video services and devices and will continue to do so on a non-integrated basis as of June 30, 2022, and is working closely with Google toward an integrated solution.
Other Obligations
In 2021, the Company entered into agreements for potential future customer account purchases from two distinct third parties, assuming certain conditions are met, over the course of those agreements. As of March 31, 2022, remaining commitments for those potential future customer account purchases could total approximately $33 million through January 2023.
Guarantees
In the normal course of business, the Company is liable for contract completion and product performance. The Company’s guarantees primarily relate to standby letters of credit related to its insurance programs and totaled $86 million and $76 million as of March 31, 2022 and December 31, 2021, respectively. The Company does not believe such obligations will materially affect its financial position, results of operations, or cash flows.
During March 2022, the Company entered into an unsecured Credit Agreement with Goldman Sachs Mortgage Company, as administrative agent and issuing lender (the “Issuing Lender”), together with other lenders party thereto, pursuant to which the Company may request the Issuing Lender to issue one or more letters of credit for its own account or the account of its subsidiaries, in an aggregate face amount not to exceed $75 million at any one time.
Legal Proceedings
The Company is subject to various claims and lawsuits in the ordinary course of business, which include contractual disputes; worker’s compensation; employment matters; product, general, and auto liability claims; claims that the Company has infringed on the intellectual property rights of others; claims related to alleged security system failures; and consumer and employment class actions. The Company is also subject to regulatory and governmental examinations, information requests and subpoenas, inquiries, investigations, and threatened legal actions and proceedings. In connection with such formal and informal inquiries, the Company receives numerous requests, subpoenas, and orders for documents, testimony, and information in connection with various aspects of its activities. There have been no material changes to these matters from those disclosed in the 2021 Annual Report except as described below.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
As of March 31, 2022 and December 31, 2021, the Company’s accrual for ongoing claims and lawsuits within the scope of an insurance program totaled $89 million and $90 million, respectively. The Company’s accrual related to ongoing claims and lawsuits not within the scope of an insurance program is not material.
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
In May 2020, the Company was served with a class action complaint in a case captioned Shana Doty v. ADT LLC and filed in the U.S. District Court for the Southern District of Florida. By an amended complaint, the plaintiff asserted causes of action on behalf of herself and other Company customers similarly situated, and sought to recover damages for breach of contract, negligence, intrusion upon seclusion, violations of the Computer Fraud and Abuse Act and of the Texas Deceptive Trade Practices Act, negligent hiring, supervision and retention, and intentional infliction of emotional distress. The Company moved to dismiss the plaintiff’s amended complaint. In December 2020, the federal district court dismissed the causes of action for intrusion upon seclusion and violation of the Computer Fraud and Abuse Act, and further ruled that plaintiff may not seek to hold the Company vicariously liable for any intentional torts committed by the former technician. In December 2021, the Company moved for summary judgment on Plaintiff’s remaining claims. In January 2022, plaintiff filed a notice withdrawing motion for class certification and dismissing class allegations. The case will now proceed as an individual action and is in discovery. In March 2022, the court entered an order on the Company’s summary judgment motion and dismissed Plaintiff’s claims for gross negligence, negligent hiring, supervision and retention, and intentional infliction of emotional distress. The court also limited Plaintiff’s damages to $500 for the breach of contract and negligence claims under the limitation of liability terms contained in the customer’s contract. The Company’s motion was denied as to plaintiff’s claim that the Company violated the Texas Deceptive Trade Practices Act. The case is set for trial in September 2022.
In June 2020, the Company was served with a class action complaint in a case captioned Alexia Preddy v. ADT LLC and filed in the U.S. District Court for the Southern District of Florida. By an amended complaint, the plaintiff asserted causes of action on behalf of herself and others similarly situated as individuals residing in homes of Company customers, and sought to recover damages for negligence, intrusion upon seclusion, violation of the Computer Fraud and Abuse Act, negligent hiring, supervision and retention, and intentional infliction of emotional distress. The Company moved to dismiss the plaintiff’s amended complaint and to compel arbitration. In December 2020, the federal district court granted the Company’s motion to compel arbitration. The case is stayed and administratively closed and is proceeding in arbitration as an individual claim. An arbitration hearing is currently set for August 2022.
In April 2021, the Company was served with a class action complaint filed in the U.S. District Court for the Southern District of Florida on behalf of Randy Doty, the husband of the plaintiff in Shana Doty v. ADT LLC. The claims alleged in the complaint are substantially similar to the claims asserted in Alexa Preddy v. ADT LLC, the case which has been stayed pending arbitration. In July 2021, the federal district court dismissed the claim for intrusion upon seclusion and ruled that the plaintiff cannot proceed on theories of vicarious liability for the technician’s intentional torts. As with the Shana Doty matter, plaintiff filed a notice withdrawing motion for class certification and dismissing class allegations. The case is proceeding as an individual action, which has been consolidated with the Shana Doty v. ADT LLC case, and a ruling is pending on the Company’s motion for summary judgment. This case is also set for trial in September 2022.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Lease payments that are neither fixed nor dependent on an index or rate and vary because of changes in usage or other factors are included in variable lease costs. Variable lease costs are recorded in the period in which the obligation is incurred and primarily relate to fuel, repair, and maintenance payments as they vary based on the usage of leased vehicles and buildings.
The Company’s leases do not contain material residual value guarantees or restrictive covenants. The Company’s subleases are not material.
Right-of-Use Assets and Lease Liabilities:

(in thousands)			March 31, 2022	December 31, 2021
Presentation and Classification:
Operating	Current	Prepaid expenses and other current assets	$248	$230
Operating	Non-current	Other assets	123,673	125,945
Finance	Non-current	Property and equipment, net(1)	86,961	88,962
Total right-of-use assets			$210,882	$215,137

Operating	Current	Accrued expenses and other current liabilities	$38,469	$37,359
Finance	Current	Current maturities of long-term debt	40,104	38,730
Operating	Non-current	Other liabilities	96,572	99,734
Finance	Non-current	Long-term debt	50,212	54,350
Total lease liabilities			$225,357	$230,173
_________________
(1)Finance right-of-use assets are recorded net of accumulated depreciation of approximately $88 million and $78 million as of March 31, 2022 and December 31, 2021, respectively.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Lease Cost:

	Three Months Ended March 31,
(in thousands)	2022	2021
Operating lease cost	$12,485	$12,893
Finance lease cost:
Amortization of right-of-use assets	9,852	6,311
Interest on lease liabilities	831	695
Variable lease costs	23,134	12,978
Total lease cost	$46,302	$32,877
Cash Flow and Supplemental Information:

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases:
Operating cash flows	$11,659	$12,539
Finance leases:
Operating cash flows	$831	$695
Financing cash flows	$10,691	$7,208

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$9,061	$2,187
Finance leases	$8,217	$8,072
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
14.     RELATED PARTY TRANSACTIONS
The Company’s related party transactions primarily relate to products and services received from, or monitoring and related services provided to, other entities controlled by Apollo, as well as management, consulting, and transaction advisory services provided by Apollo to the Company. There were no significant related party transactions during the periods presented other than as described below:

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Sunlight Financial LLC
ADT Solar uses Sunlight Financial LLC (“Sunlight”), a related party controlled by Apollo, to access certain loan products for ADT Solar customers, as discussed in Note 2 “Revenue and Receivables.” The Company is not a party to these loan agreements. Sunlight remits the loan amount, net of financing fees, to the Company once the loan is approved or upon installation. For the three months ended March 31, 2022, the Company incurred $15 million of financing fees based on approximately $100 million of loan proceeds remitted by Sunlight to the Company.
Intrado Corporation
The Company uses Intrado Corporation (“Intrado”), a related party controlled by Apollo, for certain technology and communications services in the ordinary course of business. The Company is party to an agreement with Intrado for the provision of certain emergency response and telecommunication services, which includes commitments of approximately $4 million through 2025. Intrado fees totaled approximately $0.7 million for the three months ended March 31, 2022.
Rackspace US, Inc.
During October 2020, the Company entered into a master services agreement with Rackspace US, Inc., a related party controlled by Apollo, for the provision of cloud storage, equipment, and services to facilitate the implementation of the Company’s cloud migration strategy for certain applications. The master services agreement includes a minimum purchase commitment of $50 million over a seven year term. As of March 31, 2022, total purchases under this agreement since inception were approximately $9 million, with approximately $3 million occurring during the three months ended March 31, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
INTRODUCTION
To obtain a more comprehensive understanding of our financial condition, changes in financial condition, and results of operations, the following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”), which was filed with the United States (“U.S.”) Securities and Exchange Commission (the “SEC”) on March 1, 2022.
The following discussion and analysis contains forward-looking statements about our business, operations, and financial performance based on current plans and estimates that involve risks, uncertainties, and assumptions. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause such differences are discussed in the sections of this Quarterly Report on Form 10-Q titled “Cautionary Statements Regarding Forward-Looking Statements” and Item 1A “Risk Factors.”
OVERVIEW AND BASIS OF PRESENTATION
Business Overview
ADT Inc., together with its wholly-owned subsidiaries (collectively, the “Company,” “we,” “our,” “us,” and “ADT”), is a leading provider of security, interactive, and smart home solutions serving residential, small business, and commercial customers in the U.S. With the acquisition of Compass Solar Group, LLC (now named ADT Solar LLC) (“ADT Solar”) (the “ADT Solar Acquisition”) in December 2021, we are now also a leading provider of residential solar and energy storage solutions. Our mission is to empower people to protect and connect to what matters most - their families, homes, and businesses - by delivering safe, smart, and sustainable lifestyle-driven solutions through professionally installed, DIY, and mobile or other digital-based offerings supported by our 24/7 professional monitoring services.
Basis of Presentation
All financial information presented in this section has been prepared in U.S. dollars in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and includes the accounts of ADT Inc. and its wholly-owned subsidiaries. All intercompany transactions have been eliminated. We report financial and operating information in the following three segments:
•Consumer and Small Business - The Consumer and Small Business (“CSB”) segment primarily includes the sale, installation, servicing, and monitoring of integrated security and automation systems and other related offerings to residential homeowners, small business operators, and other individual consumers, as well as general corporate costs and other income and expense items not included in another segment.
•Commercial - The Commercial segment primarily includes the sale, installation, servicing, and monitoring of integrated security and automation systems, fire detection and suppression systems, and other related offerings to larger businesses and/or multi-site operations, which often require more sophisticated integrated solutions, as well as dedicated corporate and other costs.
•Solar - The Solar segment primarily includes the design and installation of solar and related solutions and services to residential homeowners who purchase solar and energy storage solutions, energy efficiency upgrades, and roofing services, as well as dedicated corporate and other costs.
Our chief operating decision maker (the “CODM”) uses Adjusted EBITDA, which is the segment profit measure, to evaluate segment performance. Our definition of Adjusted EBITDA, a reconciliation of Adjusted EBITDA to net income (loss), and additional information, including a description of the limitations relating to the use of Adjusted EBITDA, are provided under “—Non-GAAP Measures.”
Refer to Note 3 “Segment Information” for additional information on the Company’s segments.

COVID-19 Pandemic Update
During March 2020, the World Health Organization declared the outbreak of a novel coronavirus as a pandemic (the “COVID-19 Pandemic”). While responses have varied by individuals, businesses, and state and local governments, the COVID-19 Pandemic, including recent variants, caused certain notable impacts on general economic conditions, including temporary and permanent closures of many businesses, increased governmental regulations, supply chain disruptions, and changes in consumer spending. To protect our employees and serve our customers, we have implemented and are continuously evolving certain measures, such as (i) detailed protocols for infectious disease safety for employees, (ii) employee daily wellness checks, and (iii) certain work from home actions, including for the majority of our call center professionals.
We believe our overall recurring revenue and highly variable subscriber acquisition cost model provides a solid financial foundation for strong cash flow generation despite the impact from the COVID-19 Pandemic. We anticipate maintaining sufficient liquidity and capital resources to continue (i) providing essential services, (ii) satisfying our debt requirements, and (iii) having the ability to return capital to our stockholders in the form of a regular quarterly dividend during this challenging macroeconomic environment.
We considered the on-going and pervasive economic impact of the COVID-19 Pandemic in our assessment of our financial position, results of operations, and cash flows, as well as certain accounting estimates as of and for the periods presented. However, the evolving and uncertain nature of the COVID-19 Pandemic, as well as the evolving nature of the regulatory environment which may require vaccines or vaccine boosters or other actions that could impact our employee base or impose additional costs on our business, could materially impact our estimates and financial results in future reporting periods.
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
In December 2021, we completed the ADT Solar Acquisition, which expanded our offerings and allowed us to enter the residential solar market. Consumer acceptance of solar energy and battery storage as the future of energy technology is growing. We believe solar is the next logical extension for our offerings, which provides us with the ability to offer an integrated home experience and increase our share in both markets.
Our ability to add new customers depends on the overall demand for our products and services, which is driven by a number of external factors. The overall economic condition in the geographies in which we operate can impact our ability to attract new customers and grow our business in all customer channels. Other factors include the following:
•Growth in our residential and small business customer base can be influenced by the overall state of the housing market, the perceived threat of crime, significant life events such as the birth of a child or opening of a new business, or incentives provided by insurance carriers.
•Growth in our commercial customer base can be influenced by the rate at which new businesses begin operations or existing businesses grow, as well as applicable building codes and insurance policies. In addition, changes in the market or competition, such as the acquisition or disposition of similar businesses by our competitors, may impact our ability to compete.
•Growth in our solar customer base can be influenced by the availability of rebates, tax credits, and other financial incentives, as well as traditional energy prices and grid reliability.
The demand for our products and services is also impacted by the price and quality of our products and services compared to those of our competitors.
As of March 31, 2022, we served approximately 6.7 million subscribers. Although our subscriber-based offerings require significant upfront investment to generate new customers, they also provide ongoing and predictable recurring revenue generated from our monitoring and other services. While the economics of an installation can vary depending on the customer acquisition channel, type of customer, and product offering, we generally achieve revenue break-even in less than two and a half years, which remains relatively consistent period-over-period.
We believe advancements in technology, younger generations of consumers, and shifts to de-urbanization have increased consumer interest in smart home offerings and other mobile technology applications; and we have made significant progress toward increasing the variety of our offerings to accommodate these changing interests. As a result of this, we may experience an increase in costs associated with items such as (i) offering a wider variety of products and services, (ii) providing more interactive and smart home solutions, (iii) replacing or upgrading certain system components due to technological advancements or otherwise, and (iv) rising costs due to supply chain disruptions, inflation, other changes in prices or terms from our vendors, or rising labor costs. We have implemented certain actions across our business segments such as our virtual service support program in July 2021, which provides customers the ability to live video stream with our skilled technicians to troubleshoot and resolve service issues. This reduces the cost for us to provide certain services, and it also provides customers with more options for receiving service that best fits their lifestyles.
In addition, our results are impacted by the mix of transactions under a Company-owned model versus a customer-owned model due to the different accounting treatment applicable to each model. As we introduce new products and services, enhance our current offerings, continue building our partnership with Google LLC (“Google”), seek to satisfy consumer preferences, and refine our go-to-market approach, we expect to see a shift toward more outright sales, which will impact results in future periods.
Attrition has a direct impact on our financial results, including revenue, operating income, and cash flows. A portion of our customer base can be expected to cancel its service every year as customers may choose not to renew or may terminate their contracts for a variety of reasons, including relocation, cost, loss to competition, or service issues. In addition, customers who we are not able to effectively transition prior to the applicable network sunset date, as discussed below, will experience a loss of signal, which could impact attrition in the future.
Prior to 2020, new customer additions and our disconnect rates on residential customers were typically higher during the second and third calendar quarters of each year relative to the first and fourth quarters due to several factors, such as the timing of household moves. We believe the COVID-19 Pandemic affected these seasonal trends beginning in 2020. We also believe the lower volume of customer relocations we experienced during 2020 and our use of temporary pricing and retention initiatives for existing customers helped counterbalance any increase in gross customer revenue attrition as a result of changes in consumer or business spending caused by the COVID-19 Pandemic. In addition, we believe uncertainties around the economic environment and COVID-19 Pandemic have increased consumer and business awareness of the need for security. We are currently unable to determine whether there will be any ongoing impact on our seasonality, and we may continue to experience fluctuations in certain trends, such as relocations, in the future.
We have not sought or requested government assistance as a result of the COVID-19 Pandemic, but we did experience a favorable cash flow impact during 2020 and other benefits associated with certain income tax and payroll tax provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), including the deferral of remittance of certain 2020 payroll taxes. We paid the majority of the first 50% of the deferred amount during the fourth quarter of 2021, with the remainder due by the end of 2022.
The factors described herein could have a material adverse effect on our business, financial condition, results of operations, cash flows, and key performance indicators.
Other Events and Updates
•Radio Conversion Costs - During 2019, we commenced a program to replace the 3G and Code-Division Multiple Access (“CDMA”) cellular equipment used in many of our security systems as a result of the cellular network providers notifying us they will be retiring their 3G and CDMA networks beginning in February 2022. As of the start of the 3G sunset process in February 2022, we had converted substantially all of our remaining 3G customers. For those customers we are not or were not able to transition prior to or since the completion of the applicable network sunset, the loss of signal to the systems and certain services we provide may impact our ability to bill and/or collect from these customers in the future. Until the cellular network providers complete the applicable sunset processes, we cannot estimate the impact of the conversion on our attrition rate.
We do not expect the remaining radio conversion costs and related incremental revenue to be material.

•Google - The Company and Google entered into a Master Supply, Distribution, and Marketing Agreement (the “Google Commercial Agreement”), pursuant to which Google has agreed to supply the Company with certain Google devices as well as certain Google video and analytics services (“Google Devices and Services”) for sale to the Company’s customers. Subject to customary termination rights related to breach and change of control, the Google Commercial Agreement has an initial term of seven years from the date that the Google Devices and Services are successfully integrated into our end-user security and automation platform. Further, subject to certain carve-outs, we have agreed to exclusively sell Google Devices and Services to our customers.
If the integrated Google Devices and Services are not launched by June 30, 2022, Google has the contractual right to require us, with certain exceptions, to exclusively offer the Google Devices and Services without integration for all new professional installations and for existing customers who do not have ADT Pulse or ADT Control interactive services, until such integration has been made. The Company has already begun providing Google video services and devices and will continue to do so on a non-integrated basis as of June 30, 2022 and is working closely with Google toward an integrated solution. The Company launched the Google Nest doorbell during the first quarter of 2022, rolled out mesh Wi-Fi during the second quarter of 2022, and expects to launch Google indoor and outdoor cameras by the end of the third quarter of 2022.
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
•Canopy Investment - In April 2022, we closed on our previously announced transaction with Ford Motor Company (“Ford”) to form a new entity, Canopy, which will combine ADT’s professional security monitoring and Ford’s AI-driven video camera technology to help customers strengthen security of new and existing vehicles across automotive brands. ADT and Ford expect to invest approximately $100 million collectively during the next three years, of which ADT will contribute 40%. As part of the initial funding at closing, our contribution totaled approximately $11 million.
Updates Related to Existing and Potential Tax Legislation
Delayed Effective Dates for Tax Law Changes under the Tax Cuts and Jobs Act
Certain changes to U.S. federal tax law included in the Tax Cuts and Jobs Act had a delayed effective date and have taken effect for tax years beginning after December 31, 2021. These changes include a limitation on net business interest expense deductions under the Internal Revenue Code (“IRC”) Section 163(j) no longer being increased by deductions for depreciation, amortization or depletion, and, under IRC Section 174, specified research and experimentation expenditures being capitalized and amortized. These items could result in increased taxable income and acceleration of net operating loss utilization, which could impact our tax expense and ultimately, our net income or loss.
Potential Federal Tax Legislation
The White House released its fiscal year 2023 budget in March 2022, which includes a proposal to raise the corporate tax rate to 28%. If the proposed tax rate increase is passed, the Company would need to revalue its deferred tax liabilities, which could further increase the Company’s effective tax rate. The fiscal year 2023 budget also includes a provision that would reinstate current deductibility for IRC Section 174 research and experimentation expenditures that became subject to capitalization and amortization beginning this year.
As discussed in our 2021 Annual Report, we had a significant amount of deferred tax assets as of December 31, 2021, against which we take valuation allowances that relate to the uncertainty of our ability to utilize these deferred tax assets in future periods. These valuation allowances were not material in 2021. We review periodically those matters that can influence our decision as to whether or not a valuation allowance is appropriate. Among those matters considered are pending and enacted legislation such as the updates described above. We will consider each quarter whether any developments to such legislation, together with the other factors we consider, require a valuation allowance. We believe that our deferred tax assets will grow meaningfully during 2022 and in subsequent years from their December 31, 2021 level. There is currently significant uncertainty in the matters we consider when determining whether it is appropriate to take additional valuation allowances and while we have not reported any material changes to our valuation allowances during the first quarter of 2022, we may determine to do so in any of the remaining quarters in 2022 and in subsequent years. Any material change to our valuation allowance that we have to take would materially and adversely affect our operating results and may result in a net loss position for any given period.

KEY PERFORMANCE INDICATORS
In evaluating our results, we utilize key performance indicators, which include the non-GAAP measure Adjusted EBITDA, as well as certain other operating metrics such as recurring monthly revenue (“RMR”) and gross customer revenue attrition. Computations of our key performance indicators may not be comparable to other similarly titled measures reported by other companies. Certain operating metrics are approximated, as there may be variations to reported results in each period due to certain adjustments we might make in connection with the integration over several periods of acquired companies that calculated these metrics differently, or otherwise, including periodic reassessments and refinements in the ordinary course of business. These refinements, for example, may include changes due to systems conversions or historical methodology differences in legacy systems.
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

RESULTS OF OPERATIONS
The following table presents our condensed consolidated results of operations and key performance indicators:

(in thousands, except as otherwise indicated)	Three Months Ended March 31,
Results of Operations:	2022	2021	$ Change
Monitoring and related services	$1,121,296	$1,062,766	$58,530
Installation, product, and other	423,451	241,938	181,513
Total revenue	1,544,747	1,304,704	240,043
Cost of revenue (exclusive of depreciation and amortization shown separately below)	509,768	381,166	128,602
Selling, general, and administrative expenses	482,348	449,602	32,746
Depreciation and intangible asset amortization	476,123	469,809	6,314
Merger, restructuring, integration, and other	528	20,507	(19,979)
Operating income (loss)	75,980	(16,380)	92,360
Interest expense, net	(6,307)	(47,724)	41,417
Loss on extinguishment of debt	—	(156)	156
Other income (expense)	1,496	1,803	(307)
Income (loss) before income taxes	71,169	(62,457)	133,626
Income tax benefit (expense)	(19,524)	14,563	(34,087)
Net income (loss)	$51,645	$(47,894)	$99,539

Key Performance Indicators: (1)
RMR	$364,936	$349,058	$15,878
Gross customer revenue attrition (percent)	12.9%	13.1%	N/A
Adjusted EBITDA (2)	$600,997	$542,131	$58,866
_______________________
(1)Refer to the “Key Performance Indicators” section for the definitions of these key performance indicators.
(2)Adjusted EBITDA is a non-GAAP measure. Refer to the “Non-GAAP Measures” section for the definition of this term and a reconciliation to the most comparable GAAP measure.
N/A — Not applicable.
Monitoring and Related Services Revenue (“M&S Revenue”):

	Three Months Ended March 31,
(in thousands)	2022	2021	$ Change
CSB	$993,028	$951,248	$41,780
Commercial	128,268	111,518	16,750
Total M&S Revenue(1)	$1,121,296	$1,062,766	$58,530
_________________
(1)         M&S Revenue is not applicable to our Solar segment.
The increase in total M&S Revenue was primarily attributable to higher recurring revenue in CSB, which was driven by (i) improvements in average pricing as new and existing customers selected higher priced interactive and other services and (ii) an increase in the number of active subscribers since the prior year primarily due to investments in subscriber growth. The increase in Commercial was driven by higher recurring revenue primarily due to an increase in average prices and higher revenue per service call.
Total RMR was approximately $365 million and $349 million as of March 31, 2022 and 2021, respectively. The increase in RMR was primarily due to RMR added since 2021 and reflects growth initiatives and improvements in average pricing.
Gross customer revenue attrition was 12.9% and 13.1% as of March 31, 2022 and 2021, respectively. The decrease in gross customer revenue attrition was primarily attributable to lower voluntary and non-payment disconnects as a result of customer retention initiatives.

Installation, Product, and Other Revenue:

	Three Months Ended March 31,
(in thousands)	2022	2021	$ Change
CSB	$69,561	$87,357	$(17,796)
Commercial	161,909	154,581	7,328
Solar	191,981	—	191,981
Total installation, product, and other revenue	$423,451	$241,938	$181,513
Total installation, product, and other revenue increased primarily due to revenue from Solar installations, which includes a reduction of approximately $30 million from the amortization of purchase accounting adjustments, as a result of the ADT Solar Acquisition in December 2021. The decrease in CSB was driven by a lower volume of outright sales transactions partially offset by additional amortization of deferred subscriber acquisition revenue as a result of our transition to a predominately Company-owned model, which was completed during March 2021.
Cost of Revenue:

	Three Months Ended March 31,
(in thousands)	2022	2021	$ Change
CSB	$171,180	$193,371	$(22,191)
Commercial	203,184	187,795	15,389
Solar	135,404	—	135,404
Total cost of revenue	$509,768	$381,166	$128,602
Total cost of revenue increased primarily due to cost of revenue from Solar installations as a result of the ADT Solar Acquisition in December 2021. The decrease in CSB was driven by a decrease in installation costs due to a lower volume of outright sales transactions as a result of our transition to a predominately Company-owned model, which was completed during March 2021. In addition, CSB field service and call center costs remained relatively flat despite rising costs and providing service to a larger number of customers, including a higher mix of interactive services. CSB field service and call center costs also reflected cost savings primarily due to the virtual service program implemented in 2021. The increase in Commercial cost of revenue was driven by an increase in field service and call center costs primarily due to higher prices on parts, labor, and fuel.
Selling, General, and Administrative Expenses:
The increase in selling, general, and administrative expenses was primarily driven by higher selling, general, and administrative expenses of approximately $76 million as a result of the ADT Solar Acquisition in December 2021. This increase was partially offset by a decrease in radio conversion costs of $52 million primarily due to a decrease in the number of conversions as we approach the end of the program, as well as a decrease in advertising costs primarily due to our efforts to optimize our advertising model.
Depreciation and Intangible Asset Amortization:
Depreciation and intangible asset amortization remained relatively flat and primarily reflected increases in (i) amortization of customer contracts acquired under the ADT Authorized Dealer Program as a result of customer contract additions through our Authorized Dealer Network and from other third parties and (ii) depreciation of subscriber system assets as a result of an increase in Company-owned transactions, partially offset by a decrease in the amortization of customer relationships acquired as part of the acquisition of The ADT Security Corporation in 2016 (the “ADT Acquisition”).
The majority of the remaining net book value of customer relationships acquired in the ADT Acquisition will be amortized during 2022 with the remainder amortized during 2023.

Merger, Restructuring, Integration, and Other:
During the three months ended March 31, 2022, merger, restructuring, integration, and other was not material.
During the three months ended March 31, 2021, merger, restructuring, integration, and other primarily included an $18 million impairment charge in CSB due to lower than expected benefits from our developed-technology intangible asset acquired during November 2020.
Interest Expense, net:
The decrease in interest expense, net, was primarily driven by unrealized gains on interest rate swap contracts not designated as cash flow hedges of $145 million during the three months ended March 31, 2022 as compared to $107 million during the prior year period, primarily due to an increase in the forward London Interbank Offered Rate (“LIBOR”).
Income Tax Benefit (Expense):
The effective tax rate can vary from period to period due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as changes in the overall state tax rate.
Income tax expense for the three months ended March 31, 2022 was $20 million, resulting in an effective tax rate for the period of 27.4%. The effective tax rate primarily represents the federal statutory rate of 21.0%, a state statutory tax rate, net of federal benefits, of 6.7%, and a 2.6% favorable impact of share-based compensation, partially offset by a 2.7% unfavorable impact of permanent items.
Income tax benefit for the three months ended March 31, 2021 was $15 million, resulting in an effective tax rate for the period of 23.3%. The effective tax rate primarily represents the federal statutory tax rate of 21.0%, a state statutory tax rate, net of federal benefits, of 2.8%, and a 2.8% favorable impact of share-based compensation, partially offset by a 1.6% unfavorable impact of state legislative changes.
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
There are material limitations to using Adjusted EBITDA. Adjusted EBITDA does not take into account certain significant items, including depreciation and amortization, interest, taxes, and other adjustments which directly affect our net income (loss). These limitations are best addressed by considering the economic effects of the excluded items independently and by considering Adjusted EBITDA in conjunction with net income or loss as calculated in accordance with GAAP.

The table below reconciles Adjusted EBITDA to net income (loss):

	Three Months Ended March 31,
(in thousands)	2022	2021	$ Change
Net income (loss)	$51,645	$(47,894)	$99,539
Interest expense, net	6,307	47,724	(41,417)
Income tax expense (benefit)	19,524	(14,563)	34,087
Depreciation and intangible asset amortization	476,123	469,809	6,314
Amortization of deferred subscriber acquisition costs	36,939	28,642	8,297
Amortization of deferred subscriber acquisition revenue	(53,423)	(37,159)	(16,264)
Share-based compensation expense	16,020	16,019	1
Merger, restructuring, integration, and other	528	20,507	(19,979)
Loss on extinguishment of debt	—	156	(156)
Radio conversion costs, net	9,940	58,729	(48,789)
Acquisition related adjustments(1)	36,295	(248)	36,543
Other	1,099	409	690
Adjusted EBITDA	$600,997	$542,131	$58,866
________________
(1)    During 2022, primarily represents the amortization of the customer backlog intangible asset, which was fully amortized as of March 2022, related to the ADT Solar Acquisition.
Adjusted EBITDA in total and by segment was as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021	$ Change
CSB	$560,545	$519,478	$41,067
Commercial	23,630	22,653	977
Solar	16,822	—	16,822
Adjusted EBITDA	$600,997	$542,131	$58,866
The explanations below exclude amounts outside of our definition of Adjusted EBITDA, as applicable.
The increase in total Adjusted EBITDA was primarily attributable to CSB, which was driven by an increase in M&S Revenue and a decrease in advertising costs, partially offset by (i) an increase in general and administrative expenses and (ii) a decrease in installation revenue, net of the associated installation costs and commissions, as discussed above.
Commercial Adjusted EBITDA remained relatively flat and primarily included an increase in M&S Revenue, offset by (i) an increase in field service and call center costs and (ii) an increase in selling, general, and administrative expenses.
Solar Adjusted EBITDA primarily reflects installation revenue, net of the associated installation costs and commissions, partially offset by selling, general, and administrative expenses.
Refer to the discussions above under “—Results of Operations” for further details.
LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2022, liquidity and capital resources primarily consisted of the following:

(in thousands)
Cash and cash equivalents	$17,404
Availability under First Lien Revolving Credit Facility	$405,000
Uncommitted available borrowing capacity under Receivables Facility	$175,024
Carrying amount of total debt outstanding	$9,861,667

Liquidity
We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our first lien revolving credit facility (the “First Lien Revolving Credit Facility”) and our uncommitted receivables securitization financing agreement (the “Receivables Facility”), and the issuance of equity and/or debt securities as appropriate given market conditions. Our future cash needs are expected to include cash for operating activities, working capital, capital expenditures, strategic investments, periodic principal and interest payments on our debt, and potential dividend payments to our stockholders.
We are a highly leveraged company with significant debt service requirements. We may periodically seek to repay, redeem, repurchase, or refinance our indebtedness, or seek to retire or purchase our outstanding securities through cash purchases in the open market, privately negotiated transactions, a 10b5-1 repurchase plan, or otherwise, and any such transactions may involve material amounts. We believe our cash position, borrowing capacity available under our First Lien Revolving Credit Facility and Receivables Facility, and cash provided by operating activities are, and will continue to be, adequate to meet our operational and business needs in the next twelve months as well as our long-term liquidity needs.
By June 2023, LIBOR will be replaced with the Secured Overnight Financing Rate (“SOFR”) (the “SOFR Transition Date”), at which point the applicable benchmark for all existing and new issuances with a variable rate debt component will be based on SOFR. Our first lien term loan facility (the “First Lien Term Loan due 2026”) and First Lien Revolving Credit Facility are and will continue to be based on LIBOR until the SOFR Transition Date. However, any modification, such as a repricing entered into after December 31, 2021, will require transition to SOFR. Additionally, any new issuances with a variable rate debt component entered into after December 31, 2021 will utilize SOFR per the terms of the credit agreement. In April 2022, the Receivables Facility was amended to provide for an interim early transition to SOFR for the period beginning April 2022. The impact of the transition to SOFR is not expected to be material.
Material Cash Requirements
There have been no material changes to our short-term or long-term material cash requirements, or our commitments and contractual obligations from those disclosed in our 2021 Annual Report, except as discussed below:
Customer Account Purchases
In 2021, we entered into agreements for potential future customer account purchases from two distinct third parties, assuming certain conditions are met, over the course of those agreements. As of March 31, 2022, we expect that remaining commitments for those potential future customer account purchases could total approximately $33 million through January 2023.
Off-Balance Sheet Arrangements
During the three months ended March 31, 2022, there have been no material changes to our off-balance sheet arrangements as disclosed in our 2021 Annual Report, except as discussed below:
During March 2022, we entered into an unsecured Credit Agreement with Goldman Sachs Mortgage Company, as administrative agent and issuing lender (the “Issuing Lender”), together with other lenders party thereto, pursuant to which we may request the Issuing Lender to issue one or more letters of credit for its own account or the account of its subsidiaries, in an aggregate face amount not to exceed $75 million at any one time.
Long-Term Debt
There have been no material changes to our long-term debt from those disclosed in our 2021 Annual Report, except as discussed below:
First Lien Credit Agreement
As of March 31, 2022, we had $170 million in outstanding borrowings under our First Lien Revolving Credit Facility; and during the three months ended March 31, 2022, we borrowed $280 million and repaid $135 million.
Receivables Facility
As of March 31, 2022, we had an outstanding balance of $225 million under the Receivables Facility; and during the three months ended March 31, 2022, we received proceeds of $47 million and repaid $21 million.

Debt Covenants
As of March 31, 2022, we were in compliance with all financial covenant and other maintenance tests for all our debt obligations. We do not believe there is a material risk of future noncompliance with our financial covenant and other maintenance tests as a result of the COVID-19 Pandemic, or otherwise.
Dividends
During the three months ended March 31, 2022, we declared aggregate dividends of $30 million ($0.035 per share) on our Common Stock and $2 million ($0.035 per share) on our Class B Common Stock.
In comparison, during the three months ended March 31, 2021, we declared aggregate dividends of $27 million ($0.035 per share) on our Common Stock and $2 million ($0.035 per share) on our Class B Common Stock.
On May 5, 2022, we announced a dividend of $0.035 per share to holders of Common Stock and Class B Common Stock of record on June 16, 2022, which will be distributed on July 5, 2022.
Cash Flow Analysis

	Three Months Ended March 31,
(in thousands)	2022	2021	$ Change
Net cash provided by (used in) operating activities	$308,072	$359,334	$(51,262)
Net cash provided by (used in) investing activities	$(405,123)	$(399,112)	$(6,011)
Net cash provided by (used in) financing activities	$91,845	$(40,685)	$132,530
Cash Flows from Operating Activities
The decrease in cash provided by operating activities was primarily due to:
•an increase in payments related to our annual incentive compensation plan of $49 million due to a partial payment in the prior year, and
•timing of payments to and receipts from vendors primarily related to accounts payable and inventory.
These activities were partially offset by:
•a decrease in payments related to radio conversion costs, net of the related incremental revenue, of $39 million, and
•a decrease in cash interest of $11 million from various refinancing transactions of our long-term debt.
The remainder of the activity related to changes in assets and liabilities due to the volume and timing of other operating cash receipts and payments with respect to when the transactions are reflected in earnings.
Refer to the discussions above under “—Results of Operations” for further details.
Cash Flows from Investing Activities
Cash flows used in investing activities remained relatively flat and included an increase in subscriber system assets expenditures as a result of an increase in Company-owned transactions and our growth initiatives, partially offset by a decrease in dealer generated customer accounts and bulk account purchases primarily as a result of fewer accounts purchased from third parties in 2022 as compared to 2021.
Cash Flows from Financing Activities
During the three months ended March 31, 2022, net cash provided by financing activities primarily consisted of (i) $145 million of net proceeds under the First Lien Revolving Credit Facility and (ii) $26 million of net proceeds under the Receivables Facility, partially offset by $32 million of dividend payments on common stock and $13 million of payments related to interest rate swap contracts that included an other-than-insignificant financing element at inception.
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
We disclosed our accounting policies and critical accounting estimates in our 2021 Annual Report, which are based on, among other things, estimates and judgments made by management that include inherent risks and uncertainties.
Refer to Note 1 “Description of Business and Summary of Significant Accounting Policies” to the condensed consolidated financial statements for further information about recent accounting pronouncements and adoptions.
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain information that may constitute “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that all statements contained in this report that are not clearly historical in nature, including statements regarding anticipated financial performance; management’s plans and objectives for future operations; business prospects; outcomes of regulatory proceedings; market conditions; our ability to successfully respond to the challenges posed by the COVID-19 Pandemic; our strategic partnership and ongoing relationship with Google; the expected timing of product commercialization with Google or any changes thereto; the successful internal development, commercialization, and timing of our next generation platform and innovative offerings; the successful commercialization of our joint venture with Ford; our recent acquisition of ADT Solar; and other matters are forward-looking. Forward-looking statements are contained principally in the sections of this report entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Without limiting the generality of the preceding sentences, any time we use the words “expects,” “intends,” “will,” “anticipates,” “believes,” “confident,” “continue,” “propose,” “seeks,” “could,” “may,” “should,” “estimates,” “forecasts,” “might,” “goals,” “objectives,” “targets,” “planned,” “projects,” and, in each case, their negative or other various or comparable terminology, and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. For ADT, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include, without limitation:
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
•any material change to the valuation allowances we take with respect to our deferred tax assets;
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
•and the other factors that are described in this report under the heading “Risk Factors.”

Forward-looking statements and information involve risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such statements, including without limitation, the risks and uncertainties disclosed or referenced under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A in our 2021 Annual Report. Therefore, caution should be taken not to place undue reliance on any such forward-looking statements. Much of the information in this report that looks toward future performance of the Company is based on various factors and important assumptions about future events that may or may not actually occur. As a result, our operations and financial results in the future could differ materially and substantially from those we have discussed in the forward-looking statements included in this Quarterly Report on Form 10-Q. We assume no obligation (and specifically disclaim any such obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.
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
There were no material changes in our interest rate risk exposure to that disclosed in our 2021 Annual Report.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2022, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in our management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the three months ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In connection with the ADT Solar Acquisition discussed in Note 4 “Acquisitions,” we are currently in the process of evaluating and integrating ADT Solar into our internal control environment.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
See Note 12 “Commitments and Contingencies” to the condensed consolidated financial statements under the heading “Legal Proceedings” included in this Quarterly Report on Form 10-Q for legal proceedings and related matters.
ITEM 1A. RISK FACTORS.
Our significant business risks are described in Part I, Item 1A “Risk Factors” in our 2021 Annual Report, which was filed with the SEC on March 1, 2022, and in our other filings with the SEC. The risk factors described in our filings with the SEC and other information may not describe every risk facing the Company. There have been no material changes in our risk factors from those disclosed in our 2021 Annual Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Recent Sales of Unregistered Equity Securities
There were no sales of unregistered equity securities during the three months ended March 31, 2022.
Use of Proceeds from Registered Equity Securities
We did not receive any proceeds from sales of registered equity securities during the three months ended March 31, 2022.
Issuer Purchases of Equity Securities
There were no repurchases of any shares of our common stock during the three months ended March 31, 2022.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
None.
ITEM 5. OTHER INFORMATION.
None.
ITEM 6. EXHIBITS.
The exhibits listed on the accompanying Index to Exhibits are filed/furnished or incorporated by reference as part of this Quarterly Report on Form 10-Q.

INDEX TO EXHIBITS
The information required by this Item is set forth on the exhibit index below.

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of ADT Inc.	8-K	3.1	9/17/2020
3.2	Amended and Restated Bylaws of ADT Inc.	10-K	3.2	3/15/2018
4.1*
Seventeenth Supplemental Indenture, dated as of January 7, 2022, under 2012 Base Indenture, by and among The ADT Security Corporation, Compass Solar Group, LLC, Marc Jones Construction, L.L.C., Buildpro, L.L.C., Energypro LLC and Wells Fargo Bank, National Association

4.2*	Eighteenth Supplemental Indenture, dated as of April 28, 2022, under 2012 Base Indenture, by and among The ADT Security Corporation, ADT Innovation LLC and Wells Fargo Bank, National Association
4.3*
Eleventh Supplemental Indenture, dated as of January 7, 2022, by and among The ADT Security Corporation, Compass Solar Group, LLC, Marc Jones Construction, L.L.C., Buildpro, L.L.C., Energypro LLC and Wells Fargo Bank, National Association

4.4*	Twelfth Supplemental Indenture, dated as of April 28, 2022, by and among The ADT Security Corporation, ADT Innovation LLC and Wells Fargo Bank, National Association
4.5*
Third Supplemental Indenture, dated as of January 7, 2022, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., Compass Solar Group, LLC, Marc Jones Construction, L.L.C., Buildpro, L.L.C., Energypro LLC and Wells Fargo Bank, National Association

4.6*	Fourth Supplemental Indenture, dated as of April 28, 2022, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., ADT Innovation LLC and Wells Fargo Bank, National Association
4.7*
Fourth Supplemental Indenture, dated as of January 7, 2022, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., Compass Solar Group, LLC, Marc Jones Construction, L.L.C., Buildpro, L.L.C., Energypro LLC and Wells Fargo Bank, National Association

4.8*	Fifth Supplemental Indenture, dated as of April 28, 2022, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., ADT Innovation LLC and Wells Fargo Bank, National Association
4.9*
First Supplemental Indenture, dated as of January 7, 2022, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., Compass Solar Group, LLC, Marc Jones Construction, L.L.C., Buildpro, L.L.C., Energypro LLC and Wells Fargo Bank, National Association

4.10*	Second Supplemental Indenture, dated as of April 28, 2022, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., ADT Innovation LLC and Wells Fargo Bank, National Association
4.11*
Second Supplemental Indenture, dated as of January 7, 2022, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., Compass Solar Group, LLC, Marc Jones Construction, L.L.C., Buildpro, L.L.C., Energypro LLC and Wells Fargo Bank, National Association

4.12*	Third Supplemental Indenture, dated as of April 28, 2022, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., ADT Innovation LLC and Wells Fargo Bank, National Association
4.13*
First Supplemental Indenture, dated as of January 7, 2022, by and among The ADT Security Corporation, Compass Solar Group, LLC, Marc Jones Construction, L.L.C., Buildpro, L.L.C., Energypro LLC and Wells Fargo Bank, National Association

4.14*	Second Supplemental Indenture, dated as of April 28, 2022, by and among The ADT Security Corporation, ADT Innovation LLC and Wells Fargo Bank, National Association
10.1+	Form of Restricted Stock Unit Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan effective as of January 1, 2022	10-Q	10.5	11/9/2021
10.2+	Form of Non-Qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan effective as of January 1, 2022	10-Q	10.6	11/9/2021
10.3*	Bank Rate Amendment to the Receivables Financing Agreement, among ADT LLC, ADT Finance LLC and Mizuho Bank, Ltd., dated as of April 19, 2022
10.4*
Supplement No. 11, dated as of January 7, 2022, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	Exhibit	Filing Date
10.5*
Supplement No. 12, dated as of April 28, 2022, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADT Inc.

Date:	May 5, 2022	By:	/s/ Jeffrey Likosar
		Name:	Jeffrey Likosar
		Title:	Chief Financial Officer and President, Corporate Development (Principal Financial Officer)