Form 10-Q
period 2022-06-30
ADT Inc.
filed 2022-08-04
CIK 1703056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 29, 2022, there were 856,732,127 shares outstanding of the registrant’s common stock, $0.01 par value per share, and 54,744,525 shares outstanding of the registrant’s Class B common stock, $0.01 par value per share.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$43,609	$24,453
Accounts receivable, net of allowance for credit losses of $61,597 and $54,032, respectively	528,113	442,158
Inventories, net	313,829	277,323
Work-in-progress	82,789	70,528
Prepaid expenses and other current assets	215,353	178,069
Total current assets	1,183,693	992,531
Property and equipment, net	368,651	364,108
Subscriber system assets, net	2,981,419	2,867,528
Intangible assets, net	5,237,681	5,413,351
Goodwill	5,967,424	5,943,403
Deferred subscriber acquisition costs, net	968,952	850,489
Other assets	607,318	462,941
Total assets	$17,315,138	$16,894,351

Liabilities and stockholders' equity
Current liabilities:
Current maturities of long-term debt	$844,195	$117,592
Accounts payable	462,265	474,976
Deferred revenue	388,125	373,532
Accrued expenses and other current liabilities	670,265	737,245
Total current liabilities	2,364,850	1,703,345
Long-term debt	8,998,735	9,575,098
Deferred subscriber acquisition revenue	1,431,311	1,199,293
Deferred tax liabilities	926,932	867,203
Other liabilities	213,911	300,693
Total liabilities	13,935,739	13,645,632

Commitments and contingencies (See Note 13)

Stockholders' equity:
Preferred stock—authorized 1,000,000 shares of $0.01 par value; zero issued and outstanding as of June 30, 2022 and December 31, 2021.	—	—
Common stock—authorized 3,999,000,000 shares of $0.01 par value; issued and outstanding shares of 856,642,103 and 846,825,868 as of June 30, 2022 and December 31, 2021, respectively.	8,566	8,468
Class B common stock—authorized 100,000,000 shares of $0.01 par value; issued and outstanding shares of 54,744,525 as of June 30, 2022 and December 31, 2021.	547	547
Additional paid-in capital	7,295,665	7,261,267
Accumulated deficit	(3,874,045)	(3,952,590)
Accumulated other comprehensive loss	(51,334)	(68,973)
Total stockholders' equity	3,379,399	3,248,719
Total liabilities and stockholders' equity	$17,315,138	$16,894,351
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Monitoring and related services	$1,145,792	$1,083,520	$2,267,088	$2,146,286
Installation, product, and other	455,238	220,897	878,689	462,835
Total revenue	1,601,030	1,304,417	3,145,777	2,609,121
Cost of revenue (exclusive of depreciation and amortization shown separately below)	507,813	381,585	1,017,581	762,751
Selling, general, and administrative expenses	487,069	445,636	969,417	895,238
Depreciation and intangible asset amortization	399,416	474,271	875,539	944,080
Merger, restructuring, integration, and other	(3,845)	4,804	(3,317)	25,311
Operating income (loss)	210,577	(1,879)	286,557	(18,259)
Interest expense, net	(81,651)	(166,525)	(87,958)	(214,249)
Loss on extinguishment of debt	—	—	—	(156)
Other income (expense)	1,463	1,533	2,959	3,336
Income (loss) before income taxes and equity in net earnings (losses) of equity method investee	130,389	(166,871)	201,558	(229,328)
Income tax benefit (expense)	(37,924)	41,021	(57,448)	55,584
Income (loss) before equity in net earnings (losses) of equity method investee	92,465	(125,850)	144,110	(173,744)
Equity in net earnings (losses) of equity method investee	(948)	—	(948)	—
Net income (loss)	$91,517	$(125,850)	$143,162	$(173,744)

Net income (loss) per share - basic:
Common Stock	$0.10	$(0.15)	$0.16	$(0.21)
Class B Common Stock	$0.10	$(0.15)	$0.16	$(0.21)

Weighted-average shares outstanding - basic:
Common Stock	848,242	765,922	846,048	764,322
Class B Common Stock	54,745	54,745	54,745	54,745

Net income (loss) per share - diluted:
Common Stock	$0.10	$(0.15)	$0.15	$(0.21)
Class B Common Stock	$0.10	$(0.15)	$0.15	$(0.21)

Weighted-average shares outstanding - diluted:
Common Stock	910,809	765,922	911,005	764,322
Class B Common Stock	54,745	54,745	54,745	54,745
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$91,517	$(125,850)	$143,162	$(173,744)
Other comprehensive income (loss), net of tax:
Cash flow hedges	6,561	11,371	17,653	23,037
Other	(5)	38	(14)	884
Total other comprehensive income (loss), net of tax	6,556	11,409	17,639	23,921
Comprehensive income (loss)	$98,073	$(114,441)	$160,801	$(149,823)
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Three Months Ended June 30, 2022
	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Beginning balance	851,324	54,745	$8,513	$547	$7,262,237	$(3,933,140)	$(57,890)	$3,280,267
Net income (loss)	—	—	—	—	—	91,517	—	91,517
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	6,556	6,556
Issuance of common stock	4,704	—	47	—	15,321	—	—	15,368
Dividends	—	—	—	—	—	(31,944)	—	(31,944)
Share-based compensation expense	—	—	—	—	16,932	—	—	16,932
Transactions related to employee share-based compensation plans and other	614	—	6	—	1,175	(478)	—	703
Ending balance	856,642	54,745	$8,566	$547	$7,295,665	$(3,874,045)	$(51,334)	$3,379,399

	Three Months Ended June 30, 2021
	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Beginning balance	774,884	54,745	$7,749	$547	$6,644,332	$(3,568,615)	$(106,103)	$2,977,910
Net income (loss)	—	—	—	—	—	(125,850)	—	(125,850)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	11,409	11,409
Dividends	—	—	—	—	—	(29,184)	—	(29,184)
Share-based compensation expense	—	—	—	—	13,587	—	—	13,587
Transactions related to employee share-based compensation plans and other	1,426	—	14	—	7,226	(490)	—	6,750
Ending balance	776,310	54,745	$7,763	$547	$6,665,145	$(3,724,139)	$(94,694)	$2,854,622
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Six Months Ended June 30, 2022
	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Beginning balance	846,826	54,745	$8,468	$547	$7,261,267	$(3,952,590)	$(68,973)	$3,248,719
Net income (loss)	—	—	—	—	—	143,162	—	143,162
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	17,639	17,639
Issuance of common stock	4,704	—	47	—	15,321	—	—	15,368
Dividends	—	—	—	—	—	(63,702)	—	(63,702)
Share-based compensation expense	—	—	—	—	32,952	—	—	32,952
Transactions related to employee share-based compensation plans and other	5,112	—	51	—	(13,875)	(915)	—	(14,739)
Ending balance	856,642	54,745	$8,566	$547	$7,295,665	$(3,874,045)	$(51,334)	$3,379,399

	Six Months Ended June 30, 2021
	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Beginning balance	771,014	54,745	$7,710	$547	$6,640,763	$(3,491,069)	$(118,615)	$3,039,336
Net income (loss)	—	—	—	—	—	(173,744)	—	(173,744)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	23,921	23,921
Dividends, including dividends reinvested in common stock	—	—	—	—	4	(58,320)	—	(58,316)
Share-based compensation expense	—	—	—	—	29,606	—	—	29,606
Transactions related to employee share-based compensation plans and other	5,296	—	53	—	(5,228)	(1,006)	—	(6,181)
Ending balance	776,310	54,745	$7,763	$547	$6,665,145	$(3,724,139)	$(94,694)	$2,854,622
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$143,162	$(173,744)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and intangible asset amortization	875,539	944,080
Amortization of deferred subscriber acquisition costs	75,989	58,830
Amortization of deferred subscriber acquisition revenue	(111,884)	(77,888)
Share-based compensation expense	32,952	29,606
Deferred income taxes	50,251	(62,596)
Provision for losses on receivables and inventory	45,835	18,568
Loss on extinguishment of debt	—	156
Intangible asset impairments	—	17,883
Unrealized (gain) loss on interest rate swap contracts	(204,562)	(92,057)
Other non-cash items, net	78,604	70,800
Changes in operating assets and liabilities, net of effects of acquisitions:
Deferred subscriber acquisition costs	(195,746)	(147,593)
Deferred subscriber acquisition revenue	166,452	129,854
Other, net	(133,956)	69,761
Net cash provided by (used in) operating activities	822,636	785,660
Cash flows from investing activities:
Dealer generated customer accounts and bulk account purchases	(341,586)	(339,655)
Subscriber system asset expenditures	(378,571)	(339,250)
Purchases of property and equipment	(87,621)	(83,991)
Acquisition of businesses, net of cash acquired	(13,154)	(16,411)
Proceeds from sale of business, net of cash sold	26,681	—
Other investing, net	(13,189)	2,145
Net cash provided by (used in) investing activities	(807,440)	(777,162)
Cash flows from financing activities:
Proceeds from long-term borrowings	380,000	10,729
Proceeds from receivables facility	139,642	71,276
Repayment of long-term borrowings, including call premiums	(340,099)	(32,068)
Repayment of receivables facility	(46,980)	(16,693)
Dividends on common stock	(63,288)	(58,049)
Payments on finance leases	(22,165)	(14,392)
Payments on interest rate swaps	(24,903)	(27,568)
Deferred financing costs	(182)	(174)
Other financing, net	(14,952)	7,199
Net cash provided by (used in) financing activities	7,073	(59,740)

Cash and cash equivalents and restricted cash and restricted cash equivalents:
Net increase (decrease) during the period	22,269	(51,242)
Beginning balance	33,277	207,747
Ending balance	$55,546	$156,505
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.     DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business and Organization
ADT Inc., together with its wholly-owned subsidiaries (collectively, the “Company”), is a leading provider of security, interactive, and smart home solutions serving consumer, small business, and commercial customers in the United States (“U.S.”). Since the acquisition of Compass Solar Group, LLC (now named ADT Solar LLC) (“ADT Solar”) (the “ADT Solar Acquisition”) in December 2021, the Company also provides residential solar and energy storage solutions. The Company primarily conducts business under the ADT brand name.
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
Basis of Presentation
The condensed consolidated financial statements include the consolidated results of ADT Inc. and its wholly-owned subsidiaries and have been prepared in U.S. dollars in accordance with generally accepted accounting principles in the United States of America (“GAAP”). In addition, the Company uses the equity method of accounting to account for an investment in which it has the ability to exercise significant influence but does not control.
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
Segments
The Company has three operating and reportable segments organized based on customer type: Consumer and Small Business (“CSB”), Commercial, and Solar. The Company’s segments are based on the manner in which the Company’s Chief Executive Officer, who is the chief operating decision maker (the “CODM”), evaluates performance and makes decisions about how to allocate resources. The accounting policies of the Company’s reportable segments are the same as those of the Company.
Refer to Note 3 “Segment Information” for additional information.
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
COVID-19 Pandemic
During March 2020, the World Health Organization declared the outbreak of a novel coronavirus as a pandemic (the “COVID-19 Pandemic”). While responses have varied by individuals, businesses, and state and local governments, the COVID-19 Pandemic, including subsequent variants of the coronavirus, caused certain notable impacts on general economic conditions, including temporary and permanent closures of many businesses, increased governmental regulations, supply chain disruptions, and changes in consumer spending. To protect its employees and serve its customers, the Company implemented and is continuously monitoring and evolving certain measures as necessary, such as (i) detailed protocols for infectious disease safety for employees, (ii) employee daily wellness checks, and (iii) certain work from home actions, including for the majority of the Company’s call center professionals. The Company’s response plan has not materially changed from that described in the 2021 Annual Report, and the Company continues to provide relevant updates to management, employees, and customers as necessary.
The Company considered the on-going and pervasive economic impact of the COVID-19 Pandemic in the assessment of its financial position, results of operations, and cash flows, as well as certain accounting estimates, as of and for the periods presented. However, the evolving and uncertain nature of the COVID-19 Pandemic and its economic impact, as well as the evolving nature of the regulatory environment which may require vaccines or vaccine boosters or other actions that could impact the Company’s employee base or impose additional costs on the business, could materially impact the Company’s estimates and financial results in future reporting periods.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2021-01, Reference Rate Reform (Topic 848): Scope, amends ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and clarifies the scope and guidance of Topic 848 to allow derivatives impacted by the reference rate reform to qualify for certain optional expedients and exceptions for contract modifications and hedge accounting. The guidance is optional and is effective for a limited period of time through December 31, 2022. As of June 30, 2022, this guidance had no impact on the condensed consolidated financial statements. However, the Company will continue to evaluate this guidance in subsequent periods.
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
ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”), clarifies the accounting guidance for equity securities subject to contractual sale restrictions, stating an entity should not consider the contractual sale restriction when measuring the equity security’s fair value. ASU 2022-03 also introduces new disclosure requirements related to equity securities subject to contractual sale restrictions, including the fair value of such equity securities reflected in the balance sheet, the nature and remaining duration of the restrictions, and circumstances that could cause a lapse in the restrictions. The guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. It should be applied prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of this guidance.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Cash and cash equivalents that are restricted for a specific purpose and cannot be presented within the general cash and cash equivalents account are considered restricted cash and restricted cash equivalents and are reflected in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.
Cash and cash equivalents and restricted cash and restricted cash equivalents as reported in the Condensed Consolidated Balance Sheets reconcile to the amounts shown in the Condensed Consolidated Statements of Cash Flows as follows:

(in thousands)	June 30, 2022	December 31, 2021
Cash and cash equivalents	$43,609	$24,453
Restricted cash and restricted cash equivalents	11,937	8,824
Ending balance	$55,546	$33,277
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

(in thousands)	June 30, 2022	December 31, 2021
Gross carrying amount	$5,867,896	$5,499,703
Accumulated depreciation	(2,886,477)	(2,632,175)
Subscriber system assets, net	$2,981,419	$2,867,528
Depreciation of subscriber system assets and amortization of deferred subscriber acquisition costs are reflected in depreciation and intangible asset amortization and selling, general, and administrative expenses, respectively, in the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Depreciation of subscriber system assets	$137,486	$123,912	$270,608	$246,906
Amortization of deferred subscriber acquisition costs	$39,050	$30,188	$75,989	$58,830

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accrued Expenses and Other Current Liabilities

(in thousands)	June 30, 2022	December 31, 2021
Accrued interest	$134,644	$124,579
Payroll-related accruals	146,371	196,165
Operating lease liabilities	39,656	37,359
Fair value of interest rate swaps (1)	—	50,360
Other accrued liabilities	349,594	328,782
Accrued expenses and other current liabilities	$670,265	$737,245
________________
(1)    Refer to Note 8 “Derivative Financial Instruments” for presentation of the aggregate fair value of interest rate swaps within the Condensed Consolidated Balance Sheets.
Radio Conversion Program
The Company commenced a program in 2019 to replace the 3G and Code-Division Multiple Access (“CDMA”) cellular equipment used in many of its security systems to prepare for the retirement of the 3G and CDMA networks during 2022. From inception of this program through June 30, 2022, the Company incurred $299 million of radio conversion costs, net of related incremental radio conversion revenue.
Radio conversion costs and radio conversion revenue are reflected in selling, general, and administrative expenses and monitoring and related services revenue, respectively, in the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Radio conversion costs	$8,242	$70,758	$26,375	$140,427
Radio conversion revenue	$7,698	$10,123	$15,891	$21,063
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
Investments in money market mutual funds were not material as of June 30, 2022, or December 31, 2021.
Long-Term Debt Instruments - The fair values of the Company’s long-term debt instruments are determined using broker-quoted market prices, which represent quoted prices for similar assets or liabilities as well as other observable market data, and are classified as Level 2 fair value measurements. The carrying amounts of debt outstanding, if any, under the Company’s revolving credit facility and receivables facility approximate their fair values as interest rates on these borrowings approximate current market rates.

	June 30, 2022		December 31, 2021
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt instruments, excluding finance lease obligations, subject to fair value disclosures	$9,748,875	$8,992,157	$9,599,610	$10,043,877

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Refer to Note 8 “Derivative Financial Instruments” for the fair values of the Company’s derivative financial instruments.
Retail Installment Contract Receivables - The fair values of the Company’s retail installment contract receivables are determined using a discounted cash flow model and are classified as Level 3 fair value measurements.

	June 30, 2022		December 31, 2021
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Retail installment contract receivables, net	$444,514	$340,939	$330,605	$255,147
2.     REVENUE AND RECEIVABLES
Revenue
The Company allocates transaction price to each performance obligation based on relative standalone selling price, which is determined using observable internal and external pricing, profitability, and operational metrics.
Disaggregated Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
CSB:
Monitoring and related services	$1,011,442	$965,233	$2,004,470	$1,916,481
Installation, product, and other	77,047	57,414	146,608	144,771
Total CSB	1,088,489	1,022,647	2,151,078	2,061,252
Commercial:
Monitoring and related services	134,350	118,287	262,618	229,805
Installation, product, and other	163,136	163,483	325,045	318,064
Total Commercial	297,486	281,770	587,663	547,869
Solar:
Installation, product, and other	215,055	—	407,036	—
Total Solar	215,055	—	407,036	—

Total revenue	$1,601,030	$1,304,417	$3,145,777	$2,609,121
Revenue is recognized in the Condensed Consolidated Statements of Operations net of sales and other taxes. Amounts collected from customers for sales and other taxes are reported as a liability net of the related amounts remitted.
When customers terminate a contract early, contract termination charges are assessed in accordance with the contract terms and are recognized in monitoring and related services revenue in the Condensed Consolidated Statements of Operations when collectability is probable.
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The portion of the transaction price associated with monitoring and related services is recognized when these services are provided to the customer and is reflected in monitoring and related services revenue in the Condensed Consolidated Statements of Operations.
The portion of the transaction price associated with the material right is deferred upon initiation of a monitoring contract and reflected as deferred subscriber acquisition revenue in the Condensed Consolidated Balance Sheets. Deferred subscriber acquisition revenue is amortized on a pooled basis over the estimated life of the customer relationship using an accelerated method consistent with the treatment of subscriber system assets and deferred subscriber acquisition costs and is reflected in installation, product, and other revenue in the Condensed Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Amortization of deferred subscriber acquisition revenue	$58,461	$40,729	$111,884	$77,888
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
Solar - In transactions within the Solar business, the Company’s performance obligations generally include the sale and installation of a solar system, and may also include additional performance obligations such as roofing services or the sale and installation of additional products such as batteries. Revenue is recognized when control over the products and services are transferred to the customer and is reflected in installation, product, and other revenue in the Condensed Consolidated Statements of Operations.
The Company also enters into agreements with third-party lenders in order to access loan products for the Company’s Solar customers. These lenders remit the amount of such loans, net of fees, upon installation or based on other contractual terms with the third-party lenders. These fees are recorded as a reduction of installation, product, and other revenue and were approximately $40 million and $78 million during the three and six months ended June 30, 2022, respectively.
During the three months ended June 30, 2022, one of the Company’s third-party lenders that provided loan products for the Company’s Solar customers entered a formal insolvency proceeding to effectuate the wind-down of its operations. The Company recorded charges to the provision for credit losses and revenue in an aggregate amount of $11 million associated with the estimated amount of receivables and rebates that are not expected to be collected from this lender.
Product and System Sales
Revenue from product and system sales is included in installation, product, and other revenue in the Condensed Consolidated Statements of Operations. Cost of revenue from product and system sales is exclusive of depreciation and amortization.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Revenue from product and system sales	$298,912	$177,876	$599,762	$380,622
Cost of revenue from product and system sales	$220,729	$147,269	$441,294	$307,455

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Changes in the Allowance for Credit Losses:

	Six Months Ended June 30,
(in thousands)	2022	2021
Beginning balance	$54,032	$68,342
Provision for credit losses	47,582	25,745
Write-offs, net of recoveries (1)	(40,017)	(31,867)
Ending balance	$61,597	$62,220
________________
(1)Recoveries were not material for the periods presented. As such, the Company presented write-offs, net of recoveries.
Retail Installment Contract Receivables
The Company’s retail installment contract option for security system transactions occurring under both Company-owned and customer-owned equipment models allows qualifying residential customers to pay the fees due at installation over a 24-, 36-, or 60-month interest-free period. The financing component of retail installment contract receivables is not significant.
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
Subsequent to origination, the Company monitors the delinquency status of retail installment contract receivables as the key credit quality indicator. As of June 30, 2022, the current and delinquent billed retail installment contract receivables were not material.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Unbilled retail installment contract receivables reflected in the Condensed Consolidated Balance Sheets include:

(in thousands)	June 30, 2022	December 31, 2021
Retail installment contract receivables, gross	$445,251	$331,512
Allowance for credit losses	(737)	(907)
Retail installment contract receivables, net	$444,514	$330,605
Classification:
Accounts receivable, net	$138,738	$100,385
Other assets	305,776	230,220
Retail installment contract receivables, net	$444,514	$330,605
As of June 30, 2022 and December 31, 2021, retail installment contract receivables, net, used as collateral for borrowings under the Company’s uncommitted receivables securitization financing agreement (the “Receivables Facility”) were $402 million and $299 million, respectively. Refer to Note 7 “Debt” for further discussion regarding the Receivables Facility.
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
During the three and six months ended June 30, 2022 and 2021, contract assets recognized were not material.
Contract assets for residential transactions reflected in the Condensed Consolidated Balance Sheets includes:

(in thousands)	June 30, 2022	December 31, 2021
Contract assets, gross	$76,282	$106,810
Allowance for credit losses	(7,470)	(12,300)
Contract assets, net	$68,812	$94,510
Classification:
Prepaid expenses and other current assets	$48,249	$58,452
Other assets	20,563	36,058
Contract assets, net	$68,812	$94,510
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
•Commercial - The Commercial segment primarily includes (i) revenue and operating costs from the sale, installation, servicing, and monitoring of integrated security and automation systems, fire detection and suppression systems, and other related offerings; (ii) other operating costs associated with support functions related to these operations; and (iii) certain dedicated corporate costs and other income and expense items. Customers in the Commercial segment are comprised of larger businesses with more expansive facilities (typically larger than 10,000 square feet) and/or multi-site operations, which often require more sophisticated integrated solutions.
•Solar - The Solar segment primarily includes (i) revenue and operating costs from the design and installation of solar and related solutions and services; (ii) other operating costs associated with support functions related to these operations; and (iii) certain dedicated corporate costs and other income and expense items. Customers in the Solar segment are comprised of residential homeowners who purchase solar and energy storage solutions, energy efficiency upgrades, and roofing services.
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
The CODM does not review the Company's assets by segment; therefore, such information is not presented.
The following table presents total revenue by segment and a reconciliation to consolidated total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
CSB	$1,088,489	$1,022,647	$2,151,078	$2,061,252
Commercial	297,486	281,770	587,663	547,869
Solar	215,055	—	407,036	—
Total Revenue	$1,601,030	$1,304,417	$3,145,777	$2,609,121

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents Adjusted EBITDA by segment and a reconciliation to consolidated income (loss) before income taxes and equity in net earnings (losses) of equity method investee:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Adjusted EBITDA by segment:
CSB	$580,701	$509,897	$1,141,246	$1,029,375
Commercial	31,363	31,968	54,993	54,621
Solar	(14,815)	—	2,007	—
Total	$597,249	$541,865	$1,198,246	$1,083,996

Reconciliation:
Total segment Adjusted EBITDA	$597,249	$541,865	$1,198,246	$1,083,996
Less:
Interest expense, net	81,651	166,525	87,958	214,249
Depreciation and intangible asset amortization	399,416	474,271	875,539	944,080
Amortization of deferred subscriber acquisition costs	39,050	30,188	75,989	58,830
Amortization of deferred subscriber acquisition revenue	(58,461)	(40,729)	(111,884)	(77,888)
Share-based compensation expense	16,932	13,587	32,952	29,606
Merger, restructuring, integration, and other	(3,845)	4,804	(3,317)	25,311
Loss on extinguishment of debt	—	—	—	156
Radio conversion costs, net	544	60,635	10,484	119,364
Acquisition related adjustments(1)	1,328	(229)	37,623	(477)
Equity in net earnings (losses) of equity method investee	(948)	—	(948)	—
Other(2)	(8,807)	(316)	(7,708)	93
Income (loss) before income taxes and equity in net earnings (losses) of equity method investee	$130,389	$(166,871)	$201,558	$(229,328)
________________
(1)    During 2022, primarily represents the amortization of the customer backlog intangible asset acquired in the ADT Solar Acquisition, which was fully amortized as of March 2022.
(2)    During 2022, primarily represents the gain on sale of a business.
4.     ACQUISITIONS AND DISPOSITION
During the six months ended June 30, 2022, total consideration related to business acquisitions was approximately $31 million, including approximately $15 million in shares of the Company’s common stock. This resulted in the recognition of approximately $24 million of goodwill.
ADT Solar Acquisition
In December 2021, the Company acquired ADT Solar. Total consideration was approximately $750 million, which consisted of cash paid of $142 million, net of cash acquired, and approximately 75.0 million unregistered shares of the Company’s common stock, par value of $0.01 per share, with a fair value of $569 million (the “Equity Consideration”), including $40 million related to approximately 5.3 million shares of the Company’s common stock that were unissued as of the acquisition date (the “Delayed Shares”). The total fair value of $569 million was based on the closing stock price of the Company’s common stock on December 8, 2021, the acquisition date, adjusted for the impact of contractual restrictions on the ability for the holders to sell their shares.
In June 2022, approximately 2.6 million shares of the Delayed Shares were issued. The remaining Delayed Shares are expected to be issued in equal installments in September and December 2022.
There were no material adjustments to the preliminary purchase price allocation during the six months ended June 30, 2022.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Disposition
During the six months ended June 30, 2022, proceeds related to disposal activities totaled approximately $27 million, resulting in a gain of approximately $10 million recognized in selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations.
5.     EQUITY METHOD INVESTMENTS
The Company uses the equity method of accounting to account for an investment in which it has the ability to exercise significant influence but does not control. The carrying amount of the investment is reflected in other assets in the Condensed Consolidated Balance Sheets and is subsequently adjusted to recognize the Company’s proportionate share of the investee’s net income or loss, which is reflected in equity in net earnings (losses) of equity method investee in the Condensed Consolidated Statements of Operations. The Company evaluates an equity method investment whenever events or changes in circumstances indicate the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, the Company records a loss in earnings in the current period.
Canopy Investment
In April 2022, the Company closed on its previously announced transaction with Ford Motor Company (“Ford”) to form a new entity, SNTNL LLC (“Canopy”), which combines ADT’s professional security monitoring and Ford’s AI-driven video camera technology to help customers strengthen security of new and existing vehicles across automotive brands. ADT and Ford expect to invest approximately $100 million collectively during the three years following the closing of the transaction, of which ADT will contribute 40%. As part of the initial funding at closing, the Company contributed cash of approximately $11 million (the “Initial Contribution”).
As of June 30, 2022, Canopy did not have any common stock equivalents or dilutive securities that would, if converted, exercised, or issued, significantly change the Company’s proportionate share of Canopy’s net assets or net income or loss.
Variable Interest Entity (“VIE”)
The Company accounts for its investment in Canopy under the equity method of accounting. In addition, Canopy meets the definition of a VIE, as the Company holds a variable interest through its 40% investment held in Canopy’s preferred class of equity (the “Preferred Units”) and fees received under the Canopy Commercial Agreements described below. The Company is not the primary beneficiary, and therefore, does not consolidate Canopy’s assets, liabilities, and financial results of operations. The Company records its proportionate share of Canopy’s net income or loss on a one-month delay.
As of June 30, 2022, the carrying amount of the Company’s investment in Canopy was approximately $10 million and is presented in other assets in the Condensed Consolidated Balance Sheets. The balance reflects the Initial Contribution as well as the Company’s proportionate share of Canopy’s net loss during the period.
As of June 30, 2022, Canopy’s assets and liabilities primarily consisted of approximately $20 million of cash, the majority of which was received from the initial contributions made by the Company and Ford.
Canopy Commercial Agreements
In connection with the investment in Canopy, the Company entered into various commercial agreements (the “Canopy Commercial Agreements”) through which it will be performing various services on behalf of Canopy, including supply chain support, product engineering support, and monitoring services for Canopy customers. The Company is also party to a trade name licensing agreement with Canopy. The impact to the condensed consolidated financial statements from the Canopy Commercial Agreements was not material for the periods presented.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.     GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Changes in the carrying amounts of goodwill by reportable segment were as follows:

(in thousands)	CSB	Commercial	Solar	Total
Balance as of December 31, 2021	$4,915,832	$332,845	$694,726	$5,943,403
Acquisitions(1)	17,270	6,804	11,678	35,752
Disposition	—	(11,731)	—	(11,731)
Balance as of June 30, 2022	$4,933,102	$327,918	$706,404	$5,967,424
________________
(1)     Includes the impact of measurement period adjustments. During the six months ended June 30, 2022, measurement period adjustments were not material.
The Company had no accumulated goodwill impairment losses as of June 30, 2022 or December 31, 2021.
Other Intangible Assets

	June 30, 2022			December 31, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Contracts and related customer relationships	$6,735,224	$(3,876,871)	$2,858,353	$8,719,363	$(5,753,345)	$2,966,018
Dealer relationships	1,518,020	(499,051)	1,018,969	1,518,020	(459,248)	1,058,772
Other	224,783	(197,424)	27,359	263,133	(207,572)	55,561
Total definite-lived intangible assets	8,478,027	(4,573,346)	3,904,681	10,500,516	(6,420,165)	4,080,351

Indefinite-lived intangible assets:
Trade name	1,333,000	—	1,333,000	1,333,000	—	1,333,000
Intangible assets	$9,811,027	$(4,573,346)	$5,237,681	$11,833,516	$(6,420,165)	$5,413,351

The change in the net carrying amount of contracts and related customer relationships during the period was as follows:

(in thousands)
Balance as of December 31, 2021	$2,966,018
Acquisition of customer relationships	3,000
Customer contract additions, net of dealer charge-backs(1)	347,361
Amortization	(456,388)
Other	(1,638)
Balance as of June 30, 2022	$2,858,353
________________
(1)     The weighted-average amortization period for customer contract additions was 14 years.
During the six months ended June 30, 2022, the Company paid $342 million related to customer contract additions under the Company’s authorized dealer program and from other third parties, which is included in dealer generated customer accounts and bulk account purchases on the Condensed Consolidated Statements of Cash Flows.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Contracts and related customer relationships includes customer accounts purchased from certain other third parties during the six months ended June 30, 2022 for an aggregate contractual purchase price of $84 million, subject to reduction based on customer retention. The Company paid initial cash at the closings in the aggregate amount of $63 million, which is included in the payments for dealer generated customer accounts and bulk account purchases described above.
Additionally, the Company retired certain customer relationship intangible assets acquired in the ADT Acquisition that became fully amortized during the six months ended June 30, 2022.
Aggregate Amortization Expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Definite-lived intangible asset amortization expense	$210,738	$300,208	$502,685	$599,535

7.     DEBT
The Company’s debt is comprised of the following (in thousands):

Description	Issued	Maturity	Interest Rate(1)	Interest Payable	June 30, 2022	December 31, 2021
First Lien Term Loan due 2026	9/23/2019	9/23/2026	Adj. LIBOR +2.75%	Quarterly	$2,744,164	$2,758,058
First Lien Revolving Credit Facility	3/16/2018	6/23/2026	Adj. LIBOR +2.75%	Quarterly	80,000	25,000
Second Lien Notes due 2028	1/28/2020	1/15/2028	6.250%	1/15 and 7/15	1,300,000	1,300,000
First Lien Notes due 2024	4/4/2019	4/15/2024	5.250%	2/15 and 8/15	750,000	750,000
First Lien Notes due 2026	4/4/2019	4/15/2026	5.750%	3/15 and 9/15	1,350,000	1,350,000
First Lien Notes due 2027	8/20/2020	8/31/2027	3.375%	6/15 and 12/15	1,000,000	1,000,000
First Lien Notes due 2029	7/29/2021	8/1/2029	4.125%	2/1 and 8/1	1,000,000	1,000,000
ADT Notes due 2023	1/14/2013	6/15/2023	4.125%	6/15 and 12/15	700,000	700,000
ADT Notes due 2032	5/2/2016	7/15/2032	4.875%	1/15 and 7/15	728,016	728,016
ADT Notes due 2042	7/5/2012	7/15/2042	4.875%	1/15 and 7/15	21,896	21,896
Receivables Facility	3/5/2020	5/20/2027	SOFR +0.85%	Monthly	291,638	199,056
Other debt(2)					3,528	4,732
Total debt principal, excluding finance leases					9,969,242	9,836,758
Plus: Finance lease liabilities(3)					94,055	93,080
Less: Unamortized debt discount, net					(15,071)	(16,678)
Less: Unamortized deferred financing costs					(57,291)	(64,014)
Less: Unamortized purchase accounting fair value adjustment and other					(148,005)	(156,456)
Total debt					9,842,930	9,692,690
Less: Current maturities of long-term debt, net of unamortized debt discount					(844,195)	(117,592)
Long-term debt					$8,998,735	$9,575,098
_________________
(1)    LIBOR refers to the London Interbank Offered Rate. SOFR refers to the Secured Overnight Financing Rate.
(2)    Other debt primarily consists of vehicle loans at various interest rates and maturities.
(3)    Refer to Note 14 “Leases” for additional information regarding the Company’s finance leases.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Significant changes in the Company’s debt during the six months ended June 30, 2022 were as follows:
First Lien Credit Agreement
The Company’s first lien credit agreement, dated as of July 1, 2015 (together with subsequent amendments and restatements, the “First Lien Credit Agreement”), contains a first lien term loan facility (the “First Lien Term Loan due 2026”) and a first lien revolving credit facility (the “First Lien Revolving Credit Facility”). As of June 30, 2022 and December 31, 2021, the Company had $495 million and $550 million, respectively, in available borrowing capacity under the First Lien Revolving Credit Facility.
During the six months ended June 30, 2021, the Company borrowed $380 million and repaid $325 million under its First Lien Revolving Credit Facility.
ADT Notes due 2023
As of June 30, 2022, the Company had an outstanding balance of $700 million under its notes due 2023 (the “ADT Notes due 2023”) that was classified as a current liability, net of any unamortized debt discount, in the Condensed Consolidated Balance Sheets. The Company is in the process of seeking financing to replace the ADT Notes due 2023 prior to June 15, 2023, which is the maturity date.
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
In May 2022, the Company amended the Receivables Facility to change the benchmark rate from 1-month LIBOR to Daily SOFR. In addition, the May 2022 amendment extended the scheduled termination date for the uncommitted revolving period from October 2022 to May 2023, and amended certain other terms to increase the advance rate on pledged collateral.
During the six months ended June 30, 2022, the Company received proceeds of $140 million under the Receivables Facility and repaid $47 million, which are reflected as cash flows from financing activities in the Condensed Consolidated Statements of Cash Flows.
As of June 30, 2022 and December 31, 2021, the Company had an uncommitted available borrowing capacity under the Receivables Facility of $108 million and $201 million, respectively.
The Receivables Facility did not have a material impact to the Condensed Consolidated Statements of Operations during the six months ended June 30, 2022 and 2021.
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The SPE meets the definition of a VIE for which the Company is the primary beneficiary as it has the power to direct the SPE’s activities and the obligation to absorb losses or the right to receive benefits of the SPE. As such, the SPE’s assets, liabilities, and financial results of operations are consolidated in the Company’s condensed consolidated financial statements.
As of June 30, 2022 and December 31, 2021, the SPE’s assets and liabilities primarily consisted of unbilled retail installment contract receivables, net, as discussed in Note 2 “Revenue and Receivables,” of $402 million and $299 million, respectively, and borrowings under the Receivables Facility, as presented above.
SOFR Transition
By June 2023, the forward LIBOR will be replaced with SOFR (the “SOFR Transition Date”), at which point the applicable benchmark for all existing and new issuances under the Company’s current debt instruments with a variable rate component will be based on SOFR. The First Lien Term Loan due 2026 and First Lien Revolving Credit Facility are and will continue to be based on LIBOR until the SOFR Transition Date. However, any modification, such as a repricing entered into after December 31, 2021, will require transition to SOFR. Additionally, any new issuances with a variable rate debt component entered into after December 31, 2021 will utilize SOFR per the terms of the credit agreement.
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
The Company’s interest rate swaps as of June 30, 2022 consisted of the following (in thousands):

Execution	Maturity	Designation	Notional Amount
October 2019	September 2026	Not designated	$2,800,000
During April 2022, the Company’s January and February 2019 interest rate swaps with an aggregate notional amount of $425 million reached maturity. The impact related to this was not material.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Fair Value of Interest Rate Swaps:

Balance Sheet Classification (in thousands)	June 30, 2022	December 31, 2021
Assets
Prepaid expenses and other current assets	$24,220	$—
Other assets	$62,006	$—

Liabilities
Accrued expenses and other current liabilities	$—	$50,360
Other liabilities	$—	$67,976
Unrealized Gain (Loss) on Interest Rate Swaps:

	Three Months Ended June 30,		Six Months Ended June 30,
Statement of Operations Classification (in thousands)	2022	2021	2022	2021
Interest expense, net	$59,273	$(14,460)	$204,562	$92,057
Reclassifications out of AOCI:
Amounts reclassified out of AOCI associated with previously designated cash flow hedges were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Reclassifications to interest expense	$8,647	$15,027	$23,267	$30,443
Reclassifications to income tax benefit	$(2,086)	$(3,656)	$(5,614)	$(7,406)
Other Information
As of June 30, 2022 and December 31, 2021, AOCI, net of tax, related to previously designated cash flow hedges was $54 million and $71 million, respectively.
As of June 30, 2022, approximately $21 million of AOCI associated with previously designated cash flow hedges is estimated to be reclassified to interest expense, net, within the next twelve months.
During the six months ended June 30, 2022 and 2021, the Company paid $25 million and $28 million, respectively, related to settlements on interest rate swap contracts that included an other-than-insignificant financing element at inception.
9.     INCOME TAXES
Unrecognized Tax Benefits
The Company’s unrecognized tax benefits relate to tax years that remain subject to audit by the taxing authorities in the U.S. federal, state and local, and foreign jurisdictions. During the six months ended June 30, 2022, the Company did not have a material change to its unrecognized tax benefits. Based on the current status of its income tax audits, the Company does not believe a significant portion of its unrecognized tax benefits will be resolved in the next twelve months.
Effective Tax Rate
The effective tax rate can vary from period to period due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as changes in the overall state tax rate.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company’s income tax expense for the three months ended June 30, 2022 was $38 million, resulting in an effective tax rate for the period of 29.1%. The effective tax rate primarily represents the federal statutory rate of 21.0%, a state statutory tax rate, net of federal benefits, of 5.5%, and a 3.0% unfavorable impact of prior year return adjustments related to executive compensation, partially offset by a 1.6% favorable impact from the release of a capital loss valuation allowance related to disposal activities.
The Company’s income tax benefit for the three months ended June 30, 2021 was $41 million, resulting in an effective tax rate for the period of 24.6%. The effective tax rate primarily represents the federal statutory rate of 21.0%, a state statutory tax rate, net of federal benefits, of 2.8%, and a 0.6% favorable impact from prior year tax return adjustments.
The Company’s income tax expense for the six months ended June 30, 2022 was $57 million, resulting in an effective tax rate for the period of 28.5%. The effective tax rate primarily represents the federal statutory rate of 21.0%, a state statutory tax rate, net of federal benefits, of 5.9%, a 2.0% unfavorable impact of prior year return adjustments related to executive compensation, and a 1.4% unfavorable impact of permanent items, partially offset by a 1.0% favorable impact from the release of a capital loss valuation allowance related to disposal activities.
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
Delayed Effective Dates for Tax Law Changes under the Tax Cuts and Jobs Act
Certain changes to U.S. federal tax law included in the Tax Cuts and Jobs Act had a delayed effective date and have taken effect for tax years beginning after December 31, 2021. Under Internal Revenue Code (“IRC”) Section 163(j), the limitation on net business interest expense deductions will no longer be increased by deductions for depreciation, amortization, or depletion. Under IRC Section 174, specified research and experimentation expenditures must now be capitalized and amortized.
10.     EQUITY
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Dividends

(in thousands, except per share data)			Common Stock		Class B Common Stock
Declaration Date	Record Date	Payment Date	Per Share	Aggregate	Per Share	Aggregate
Six Months Ended June 30, 2022
3/1/2022	3/17/2022	4/4/2022	$0.035	$29,842	$0.035	$1,916
5/5/2022	6/16/2022	7/5/2022	0.035	30,028	0.035	1,916
		Total	$0.070	$59,870	$0.070	$3,832

Six Months Ended June 30, 2021
2/25/2021	3/18/2021	4/1/2021	$0.035	$27,220	$0.035	$1,916
5/5/2021	6/17/2021	7/1/2021	0.035	27,268	0.035	1,916
		Total	$0.070	$54,488	$0.070	$3,832
Subsequent Event - On August 4, 2022, the Company announced a dividend of $0.035 per share to holders of Common Stock and Class B Common Stock of record on September 15, 2022, which will be distributed on October 4, 2022.
Accumulated Other Comprehensive Income (Loss)
Refer to Note 8 “Derivative Financial Instruments” for AOCI reclassifications associated with cash flow hedges. There were no other reclassifications out of AOCI.
11.     SHARE-BASED COMPENSATION
Share-Based Compensation Expense
Share-based compensation expense recognized in selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Share-based compensation expense	$16,932	$13,587	$32,952	$29,606
Restricted Stock Units
During the six months ended June 30, 2022, the Company granted approximately 6.3 million restricted stock units (“RSUs”) under its 2018 Omnibus Incentive Plan, as amended (the “2018 Plan”). These RSUs are service-based awards, primarily with a three-year graded vesting period from the date of grant. The fair value of the RSUs is equal to the closing price per share of the Company’s Common Stock on the date of grant, which resulted in a weighted-average grant date fair value of $7.87.
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
Performance Share Units
In June 2022, the Company issued 1.6 million performance share units (“PSUs”) in connection with a business combination that the Company will account for as share-based compensation. These PSUs contain both service and performance vesting conditions that must be met on an annual basis with the final vesting date in October 2025. The fair value of the PSUs is equal to the closing price per share of the Company’s Common Stock on the date of grant, which resulted in a weighted-average grant date fair value of $7.46. The PSUs are not entitled to dividend equivalent units.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12.     NET INCOME (LOSS) PER SHARE
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
For the three and six months ended June 30, 2022, the computation of diluted earnings per share for Common Stock excludes potentially dilutive securities whose effect would have been anti-dilutive in the amounts of approximately 19.9 million shares and 18.6 million shares, respectively, from share-based compensation awards and approximately 0.1 million warrants, respectively, to purchase additional shares of Common Stock.
Approximately 9.4 million unvested shares of the Company’s Common Stock are excluded from the basic and diluted earnings per share computations, as their vesting is contingent upon achievement of certain performance requirements which have not been met as of June 30, 2022.
The computations of basic and diluted net income (loss) per share under the two-class method are shown below (in thousands, except per share amounts):
Common Stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Allocation of net income (loss) - basic	$85,994	$(117,446)	$134,499	$(162,109)
Dilutive effect (including conversion of Class B Common Stock)	2,149	—	4,156	—
Allocation of net income (loss) - diluted	$88,143	$(117,446)	$138,655	$(162,109)

Weighted-average shares outstanding - basic	848,242	765,922	846,048	764,322
Dilutive effect (including conversion of Class B Common Stock)	62,567	—	64,957	—
Weighted-average shares outstanding - diluted	910,809	765,922	911,005	764,322

Net income (loss) per share - basic	$0.10	$(0.15)	$0.16	$(0.21)
Net income (loss) per share - diluted	$0.10	$(0.15)	$0.15	$(0.21)

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Class B Common Stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Allocation of net income (loss) - basic	$5,523	$(8,404)	$8,663	$(11,635)
Dilutive effect	(233)	—	(323)	—
Allocation of net income (loss) - diluted	$5,290	$(8,404)	$8,340	$(11,635)

Weighted-average shares outstanding - basic	54,745	54,745	54,745	54,745
Dilutive effect	—	—	—	—
Weighted-average shares outstanding - diluted	54,745	54,745	54,745	54,745

Net income (loss) per share - basic	$0.10	$(0.15)	$0.16	$(0.21)
Net income (loss) per share - diluted	$0.10	$(0.15)	$0.15	$(0.21)
13.     COMMITMENTS AND CONTINGENCIES
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
In June 2022, the Company amended the Google Commercial Agreement to extend the date for the launch of the integrated Google Devices and Services until September 30, 2022. If the integrated Google Devices and Services are not launched by September 30, 2022, Google has the contractual right to require the Company, with certain exceptions, until such integration, to exclusively offer Google Devices and Services without integration for all new professional installations and for existing customers who do not have ADT Pulse or ADT Control interactive services. The Company has already begun providing Google video services and devices and will continue to do so on a non-integrated basis, and is working closely with Google toward an integrated solution.
Other Obligations
In 2021, the Company entered into agreements for potential future customer account purchases from two distinct third parties, assuming certain conditions are met, over the course of those agreements. As of June 30, 2022, remaining commitments for those potential future customer account purchases were not material.
Guarantees
In the normal course of business, the Company is liable for contract completion and product performance. The Company’s guarantees primarily relate to standby letters of credit related to its insurance programs and totaled $86 million and $76 million as of June 30, 2022 and December 31, 2021, respectively. The Company does not believe such obligations will materially affect its financial position, results of operations, or cash flows.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The Company records accruals for losses that are probable and reasonably estimable. These accruals are based on a variety of factors such as judgment, probability of loss, opinions of internal and external legal counsel, and actuarially determined estimates of claims incurred but not yet reported based upon historical claims experience. Legal costs in connection with claims and lawsuits in the ordinary course of business are expensed as incurred. Additionally, the Company records insurance recovery receivables from third-party insurers when recovery has been determined to be probable. The Company has not accrued for any losses for which the likelihood of loss cannot be assessed, is less than probable, or the range of possible loss cannot be estimated.
As of June 30, 2022 and December 31, 2021, the Company’s accrual for ongoing claims and lawsuits within the scope of an insurance program totaled $101 million and $90 million, respectively. The Company’s accrual related to ongoing claims and lawsuits not within the scope of an insurance program is not material.
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
The Company was also served with arbitration demands from fifteen separate customers affected by this incident. As of July 27, 2022, the Company and its insurers had settled or have reached agreements in principle to settle all pending lawsuits, arbitrations, and demands arising from this incident, with the exception of one immaterial lawsuit. This includes all of the Company’s previously reported matters, which were all filed and pending in the U.S. District Court for the Southern District of Florida, as follows: Shana Doty v. ADT LLC (filed May 18, 2020); Alexia Preddy v. ADT LLC (filed May 18, 2020), Randy Doty v. ADT LLC (filed April 2, 2021) and Stefanie Bryant, et al. v. ADT LLC (filed December 15, 2021). These matters alleged actions for damages relating to some or all of the following: breach of contract, negligence, intrusion upon seclusion, violation of the Computer Fraud and Abuse Act, negligent hiring, supervision and retention, and intentional infliction of emotional distress. All such pending settlements and agreements are for monetary amounts within the Company’s insured levels.
14.     LEASES
Company as Lessee
As part of normal operations, the Company leases real estate, vehicles, and equipment from various counterparties with lease terms and maturities through 2033. For these transactions, the Company applies the practical expedient to not separate the lease and non-lease components and accounts for the combined component as a lease. Additionally, the Company’s right-of-use assets and lease liabilities include leases with initial lease terms of 12 months or less.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The Company’s leases do not contain material residual value guarantees or restrictive covenants. The Company’s subleases are not material.
Right-of-Use Assets and Lease Liabilities:

(in thousands)			June 30, 2022	December 31, 2021
Presentation and Classification:
Operating	Current	Prepaid expenses and other current assets	$288	$230
Operating	Non-current	Other assets	121,708	125,945
Finance	Non-current	Property and equipment, net(1)	92,044	88,962
Total right-of-use assets			$214,040	$215,137

Operating	Current	Accrued expenses and other current liabilities	$39,656	$37,359
Finance	Current	Current maturities of long-term debt	43,248	38,730
Operating	Non-current	Other liabilities	93,202	99,734
Finance	Non-current	Long-term debt	50,807	54,350
Total lease liabilities			$226,913	$230,173
_________________
(1)Finance right-of-use assets are recorded net of accumulated depreciation of approximately $97 million and $78 million as of June 30, 2022 and December 31, 2021, respectively.
Lease Cost:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Operating lease cost	$12,032	$12,159	$24,517	$25,052
Finance lease cost:
Amortization of right-of-use assets	10,791	6,867	20,643	13,178
Interest on lease liabilities	869	681	1,700	1,376
Variable lease costs	25,864	20,154	48,998	33,132
Total lease cost	$49,556	$39,861	$95,858	$72,738

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Cash Flow and Supplemental Information:

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases:
Operating cash flows	$23,572	$24,072
Finance leases:
Operating cash flows	$1,700	$1,376
Financing cash flows	$22,165	$14,392

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$16,322	$7,861
Finance leases	$23,670	$17,353
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
Sunlight Financial LLC
ADT Solar uses Sunlight Financial LLC (“Sunlight”), a related party controlled by Apollo, to access certain loan products for ADT Solar customers, as discussed in Note 2 “Revenue and Receivables.” Total loans funded by Sunlight were approximately $131 million and $243 million, respectively, for the three and six months ended June 30, 2022. As of June 30, 2022, $6 million was reflected in accounts receivable, net, and $10 million was reflected in deferred revenue in the Condensed Consolidated Balance Sheets related to such funded loans. Additionally, the Company incurred $15 million and $30 million, respectively, of financing fees for the three and six months ended June 30, 2022.
Rackspace US, Inc.
During October 2020, the Company entered into a master services agreement with Rackspace US, Inc., a related party controlled by Apollo, for the provision of cloud storage, equipment, and services to facilitate the implementation of the Company’s cloud migration strategy for certain applications. The master services agreement includes a minimum purchase commitment of $50 million over a seven year term. As of June 30, 2022, total purchases under this agreement since inception were approximately $12 million, with approximately $3 million and $6 million occurring during the three and six months ended June 30, 2022, respectively.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
TD SYNNEX Corporation
The Company uses TD SYNNEX Corporation (“TD SYNNEX”), a related party controlled by Apollo, for certain technical services encompassing the purchase and support of IT equipment in the ordinary course of business. TD SYNNEX fees totaled approximately $0.4 million and $1.9 million during the three and six months ended June 30, 2022, respectively.
Intrado Corporation
The Company uses Intrado Corporation (“Intrado”), a related party controlled by Apollo, for certain technology and communications services in the ordinary course of business. The Company is party to an agreement with Intrado for the provision of certain emergency response and telecommunication services, which includes remaining commitments through 2025 of approximately $4 million as of June 30, 2022. Intrado fees totaled approximately $0.5 million and $1.2 million for the three and six months ended June 30, 2022, respectively.
Alorica, Inc.
The Company uses Alorica Inc. (“Alorica”), a related party controlled by Apollo, as a digital customer experience partner in the ordinary course of business. Alorica fees totaled approximately $0.9 million and $1.6 million during the three and six months ended June 30, 2022, respectively. The Company also provides monitoring and related services to Alorica in the ordinary course of business. Amounts received from Alorica during the three and six months ended June 30, 2022 were not material.
Canopy
Canopy is considered a related party under GAAP, as the Company accounts for its investment in Canopy under the equity method of accounting. Except for the transactions described in Note 5 “Equity Method Investments,” there were no other material related party transactions with Canopy during the period.

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
Table of Contents
•Overview and Basis of Presentation
•Factors Affecting Operating Results
•Key Performance Indicators
•Results of Operations
•Non-GAAP Measures
•Liquidity and Capital Resources
•Critical Accounting Policies and Estimates
•Cautionary Statements Regarding Forward-Looking Statements
OVERVIEW AND BASIS OF PRESENTATION
Business Overview
ADT Inc., together with its wholly-owned subsidiaries (collectively, the “Company,” “we,” “our,” “us,” and “ADT”), is a leading provider of security, interactive, and smart home solutions serving residential, small business, and commercial customers in the U.S. Since the acquisition of Compass Solar Group, LLC (now named ADT Solar LLC) (“ADT Solar”) (the “ADT Solar Acquisition”) in December 2021, we also provide residential solar and energy storage solutions. Our mission is to empower people to protect and connect to what matters most - their families, homes, and businesses - by delivering safe, smart, and sustainable lifestyle-driven solutions through professionally installed, do-it-yourself (“DIY”), and mobile or other digital-based offerings supported by our 24/7 professional monitoring services.
Basis of Presentation
All financial information presented in this section has been prepared in U.S. dollars in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and includes the accounts of ADT Inc. and its wholly-owned subsidiaries. All intercompany transactions have been eliminated. In addition, we use the equity method of accounting to account for an investment in which we have the ability to exercise significant influence but do not control.
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

•Commercial - The Commercial segment primarily includes the sale, installation, servicing, and monitoring of integrated security and automation systems, fire detection and suppression systems, and other related offerings to larger businesses and/or multi-site operations, which often require more sophisticated integrated solutions, as well as certain dedicated corporate and other costs.
•Solar - The Solar segment primarily includes the design and installation of solar and related solutions and services to residential homeowners who purchase solar and energy storage solutions, energy efficiency upgrades, and roofing services, as well as certain dedicated corporate and other costs.
Our chief operating decision maker (the “CODM”) uses Adjusted EBITDA, which is considered the segment profit measure, to evaluate segment performance. Our definition of Adjusted EBITDA, a reconciliation of Adjusted EBITDA to net income (loss), and additional information, including a description of the limitations relating to the use of Adjusted EBITDA, are provided under “—Non-GAAP Measures.”
Refer to Note 3 “Segment Information” for additional information on the Company’s segments.
COVID-19 Pandemic Update
During March 2020, the World Health Organization declared the outbreak of a novel coronavirus as a pandemic (the “COVID-19 Pandemic”). While responses have varied by individuals, businesses, and state and local governments, the COVID-19 Pandemic, including recent variants, caused certain notable impacts on general economic conditions, including temporary and permanent closures of many businesses, increased governmental regulations, supply chain disruptions, and changes in consumer spending. To protect our employees and serve our customers, we have implemented and are continuously monitoring and evolving certain measures as necessary, such as (i) detailed protocols for infectious disease safety for employees, (ii) employee daily wellness checks, and (iii) certain work from home actions, including for the majority of our call center professionals. Our response plan has not materially changed from that described in the 2021 Annual Report, and we continue to provide relevant updates to management, employees, and our customers as necessary.
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
We considered the on-going and pervasive economic impact of the COVID-19 Pandemic in our assessment of our financial position, results of operations, and cash flows, as well as certain accounting estimates as of and for the periods presented. However, the evolving and uncertain nature of the COVID-19 Pandemic and its economic impact, as well as the evolving nature of the regulatory environment which may require vaccines or vaccine boosters or other actions that could impact our employee base or impose additional costs on our business, could materially impact our estimates and financial results in future reporting periods.
FACTORS AFFECTING OPERATING RESULTS
We have been building a strong platform for growth by focusing on improving customer satisfaction, increasing our recurring monthly revenue through customer acquisition, improving customer retention, reducing our revenue payback period, increasing the value of our offerings through new products and services, and increasing the rate at which new customers opt for our interactive services.
In December 2021, we expanded into the residential solar market with the closing of the ADT Solar Acquisition. We believe solar is the next logical extension for our offerings, which enhances our ability to offer an integrated safe, smart, and sustainable home experience.
As of June 30, 2022, we served approximately 6.7 million security monitoring service subscribers. Generally, a significant upfront investment is required to acquire new customers for our subscriber-based offerings that then provide ongoing and predictable recurring revenue generated from our monitoring and other services. Although the economics of an installation may vary depending on the customer type, acquisition channel, and product offering, we generally achieve revenue break-even in less than two and a half years.

In addition, our results are impacted by the mix of transactions under a Company-owned equipment model versus a customer-owned equipment model for our subscriber-based offerings, as there are different accounting treatments applicable to each model. As we continue building our partnership with Google LLC (“Google”), introducing new or enhancing our current offerings, and refining our go-to-market approach, we expect to see a shift toward an increasing proportion of transactions under a customer-owned equipment model (referred to as outright sales), which will impact results in future periods.
Our ability to add new customers and grow our businesses also depends on the overall demand for our products and services, which is driven by a number of external factors such as the overall economic conditions in the geographies in which we operate, the price and quality of our products and services compared to those of our competitors, as well as changes in competition such as from the acquisition or disposition of similar businesses by our competitors. The demand for our products and services in our customer channels is also impacted by the following:
•Growth in our residential and small business customer base can be influenced by the overall state of the housing market, the perceived threat of crime, the occurrence of significant life events such as the birth of a child or opening of a new business, or the availability of financial incentives such as those provided by insurance carriers.
•Growth in our commercial customer base can be influenced by the rate at which new businesses begin operations or existing businesses grow, as well as applicable building codes and insurance policies.
•Growth in our solar customer base can be influenced by the availability of certain rebates, tax credits, and other financial incentives, the availability and cost of consumer financing options, and traditional energy prices and grid reliability.
We believe advancements in technology, younger generations of consumers, and shifts to de-urbanization have increased consumer interest in smart home offerings and other mobile technology applications; and we have made significant progress toward increasing the variety of our offerings to accommodate these changing interests. In addition, we believe uncertainties around the economic environment and the COVID-19 Pandemic have, in general, increased consumer and business awareness of the need for security. However, we may experience an increase in costs associated with factors such as (i) offering a wider variety of products and services; (ii) providing a greater mix of interactive and smart home solutions; (iii) replacing or upgrading certain system components due to technological advancements or otherwise; (iv) supply chain disruptions; (v) inflationary pressures on costs such as materials, labor, and fuel; and (vi) other changes in prices or terms from our suppliers, vendors, or third-party lenders that provide loan products to our Solar customers.
We have implemented certain actions across our business segments such as our virtual service support program (the “Virtual Assistance Program”) in our CSB segment, which we launched in July 2021. The Virtual Assistance Program provides our customers the ability to troubleshoot and resolve certain service issues through a live video stream with our skilled technicians. This provides customers with more options for receiving certain services that best fit their lifestyles while reducing the cost for us to provide these services.
Attrition has a direct impact on our financial results, including revenue, operating income, and cash flows. A portion of our customer base can be expected to cancel its service every year as customers may choose not to renew or may terminate their contracts for a variety of reasons, including relocation, cost, loss to competition, or service issues. In addition, customers who do not transition prior to the applicable 3G or Code-Division Multiple Access (“CDMA”) network sunset date, as discussed below, may experience a loss of signal, which could impact attrition in the future.
Prior to 2020, new customer additions and our disconnect rates on our residential monitored security customers were typically higher during the second and third calendar quarters of each year relative to the first and fourth quarters due to several factors including the timing of household moves and the overall state of the housing market. We believe the COVID-19 Pandemic affected these seasonal trends beginning in 2020. During 2020, we experienced a lower volume of customer relocations which was followed by a slight increase during 2021 as the number of household moves increased. During 2022, we are beginning to see favorable trends in gross customer revenue attrition as a result of a lower volume of customer relocations. We are currently unable to determine whether there will be any ongoing or further impacts on our seasonality, and we may continue to experience fluctuations in certain trends, such as relocations, in the future.
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
The factors described above and elsewhere in this section could have a material adverse effect on our business, financial condition, results of operations, cash flows, and key performance indicators.

Other Events and Updates
•Radio Conversion Costs - During 2019, we commenced a program to replace the 3G and CDMA cellular equipment used in many of our security systems as a result of the cellular network providers notifying us they will be retiring their 3G and CDMA networks beginning in February 2022. As of the start of the 3G sunset process in February 2022, we had converted substantially all of our remaining 3G customers. For those customers who do not transition prior to or since the completion of the applicable network sunset, the loss of signal to our security systems and certain services we provide may impact our ability to bill and/or collect from these customers in the future. Until the cellular network providers complete the applicable sunset processes, we cannot estimate the impact of the conversion on our attrition rate.
We do not expect the remaining radio conversion costs and related incremental revenue to be material.
•Google - In July 2020, the Company and Google entered into a Master Supply, Distribution, and Marketing Agreement (the “Google Commercial Agreement”), pursuant to which Google has agreed to supply the Company with certain Google devices as well as certain Google video and analytics services (“Google Devices and Services”) for sale to the Company’s customers. Subject to customary termination rights related to breach and change of control, the Google Commercial Agreement has an initial term of seven years from the date that the Google Devices and Services are successfully integrated into our end-user security and automation platform. Further, subject to certain carve-outs, we have agreed to exclusively sell Google Devices and Services to our customers.
In June 2022, we amended the Google Commercial Agreement to extend the date for the launch of the integrated Google Devices and Services until September 30, 2022. If the integrated Google Devices and Services are not launched by September 30, 2022, Google has the contractual right to require us, with certain exceptions, until such integration, to exclusively offer Google Devices and Services without integration for all new professional installations and for existing customers who do not have ADT Pulse or ADT Control interactive services. We have already begun providing Google video services and devices and will continue to do so on a non-integrated basis as we work closely with Google toward an integrated solution. We launched the Google Nest doorbell during the first quarter of 2022, rolled out mesh Wi-Fi during the second quarter of 2022, and launched Google indoor and outdoor cameras in August 2022.
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
•Canopy Investment - In April 2022, we closed on our previously announced transaction with Ford Motor Company (“Ford”) to form a new entity, SNTNL LLC (“Canopy”), which combines ADT’s professional security monitoring and Ford’s AI-driven video camera technology to help customers strengthen security of new and existing vehicles across automotive brands. ADT and Ford expect to invest approximately $100 million collectively during the next three years, of which ADT will contribute 40%. As part of the initial funding at closing, our contribution totaled approximately $11 million.
In connection with the investment, we also entered into several commercial agreements (the “Canopy Commercial Agreements”). Refer to Note 5 “Equity Method Investments” for additional information.
Updates Related to Existing and Potential Tax Legislation
Delayed Effective Dates for Tax Law Changes under the Tax Cuts and Jobs Act
Certain changes to U.S. federal tax law included in the Tax Cuts and Jobs Act had a delayed effective date and have taken effect for tax years beginning after December 31, 2021. Under Internal Revenue Code (“IRC”) Section 163(j), the limitation on net business interest expense deductions will no longer be increased by deductions for depreciation, amortization, or depletion. Under IRC Section 174, specified research and experimentation expenditures must now be capitalized and amortized. These items could result in increased taxable income and acceleration of net operating loss utilization, which could impact our tax expense and ultimately, our net income or loss.

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
Potential for Future Valuation Allowance
As discussed in our 2021 Annual Report, we had a significant amount of deferred tax assets as of December 31, 2021, against which we take valuation allowances that relate to the uncertainty of our ability to utilize these deferred tax assets in future periods. These valuation allowances were not material in 2021. We review periodically those matters that can influence our decision as to whether or not a valuation allowance is appropriate. Among those matters considered are pending and enacted legislation such as the updates described above. We will consider each quarter whether any developments to such legislation, together with the other factors we consider, require a valuation allowance. We believe that our deferred tax assets for disallowed interest under IRC Section 163(j) will grow meaningfully during 2022 and in subsequent years from their December 31, 2021 level. There is currently significant uncertainty in the matters we consider when determining whether it is appropriate to take additional valuation allowances. While we have not reported any material changes to our valuation allowances as disclosed in our 2021 Annual Report, we may determine to do so in any of the remaining quarters in 2022 or in subsequent years. Any material change to our valuation allowance would materially and adversely affect our operating results and may result in a net loss position for any given period.
KEY PERFORMANCE INDICATORS
We evaluate our results using certain key performance indicators, including the operating metrics recurring monthly revenue (“RMR”) and gross customer revenue attrition, as well as the non-GAAP measure Adjusted EBITDA. Computations of our key performance indicators may not be comparable to other similarly titled measures reported by other companies. Certain operating metrics are approximated, as there may be variations to reported results due to certain adjustments we might make in connection with the integration over several periods of acquired companies that calculated these metrics differently or periodic reassessments and refinements in the ordinary course of business, including changes due to system conversions or historical methodology differences in legacy systems.
Recurring Monthly Revenue
RMR is generated by contractual recurring fees for monitoring and other recurring services provided to our customers.
We use RMR to evaluate our overall sales, installation, and retention performance. Additionally, we believe the presentation of RMR is useful to investors because it measures the volume of revenue under contract at a given point in time. RMR is also a useful measure for forecasting future revenue performance as the majority of our revenue comes from recurring sources.
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
We use gross customer revenue attrition to evaluate our retention and customer satisfaction performance, as well as evaluate subscriber trends by vintage year. Additionally, we believe the presentation of gross customer revenue attrition is useful to investors as it provides a means to evaluate drivers of customer attrition and the impact of retention initiatives.

Adjusted EBITDA
We also disclose Adjusted EBITDA, which is a non-GAAP measure. Our definition of Adjusted EBITDA, a reconciliation of Adjusted EBITDA to net income (loss) (the most comparable GAAP measure), and additional information, including a description of the limitations relating to the use of Adjusted EBITDA, are provided under “—Non-GAAP Measures.”
RESULTS OF OPERATIONS

(in thousands, except as otherwise indicated)	Three Months Ended June 30,			Six Months Ended June 30,
Results of Operations:	2022	2021	$ Change	2022	2021	$ Change
Monitoring and related services	$1,145,792	$1,083,520	$62,272	$2,267,088	$2,146,286	$120,802
Installation, product, and other	455,238	220,897	234,341	878,689	462,835	415,854
Total revenue	1,601,030	1,304,417	296,613	3,145,777	2,609,121	536,656
Cost of revenue (exclusive of depreciation and amortization shown separately below)	507,813	381,585	126,228	1,017,581	762,751	254,830
Selling, general, and administrative expenses	487,069	445,636	41,433	969,417	895,238	74,179
Depreciation and intangible asset amortization	399,416	474,271	(74,855)	875,539	944,080	(68,541)
Merger, restructuring, integration, and other	(3,845)	4,804	(8,649)	(3,317)	25,311	(28,628)
Operating income (loss)	210,577	(1,879)	212,456	286,557	(18,259)	304,816
Interest expense, net	(81,651)	(166,525)	84,874	(87,958)	(214,249)	126,291
Loss on extinguishment of debt	—	—	—	—	(156)	156
Other income (expense)	1,463	1,533	(70)	2,959	3,336	(377)
Income (loss) before income taxes and equity in net earnings (losses) of equity method investee	130,389	(166,871)	297,260	201,558	(229,328)	430,886
Income tax benefit (expense)	(37,924)	41,021	(78,945)	(57,448)	55,584	(113,032)
Income (loss) before equity in net earnings (losses) of equity method investee	$92,465	$(125,850)	$218,315	$144,110	$(173,744)	$317,854
Equity in net earnings (losses) of equity method investee	(948)	—	(948)	(948)	—	(948)
Net income (loss)	$91,517	$(125,850)	$217,367	$143,162	$(173,744)	$316,906

Key Performance Indicators: (1)
RMR	$368,768	$352,428	$16,340	$368,768	$352,428	$16,340
Gross customer revenue attrition (percent)	12.7%	13.3%	N/A	12.7%	13.3%	N/A
Adjusted EBITDA (2)	$597,249	$541,865	$55,384	$1,198,246	$1,083,996	$114,250
_______________________
(1)Refer to the “Key Performance Indicators” section for the definitions of these key performance indicators.
(2)Adjusted EBITDA is a non-GAAP measure. Refer to the “Non-GAAP Measures” section for the definition of this term and a reconciliation to the most comparable GAAP measure.
N/A — Not applicable.
Monitoring and Related Services Revenue (“M&S Revenue”):

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2022	2021	$ Change	2022	2021	$ Change
CSB	$1,011,442	$965,233	$46,209	$2,004,470	$1,916,481	$87,989
Commercial	134,350	118,287	16,063	262,618	229,805	32,813
Total M&S Revenue(1)	$1,145,792	$1,083,520	$62,272	$2,267,088	$2,146,286	$120,802
_________________
(1)     M&S Revenue is not applicable to our Solar segment.
Monitoring and related services revenue is primarily comprised of revenue generated from providing recurring monthly monitoring and other services to our customers.

The increase in total M&S Revenue for the three and six months ended June 30, 2022 as compared to the prior year periods was primarily attributable to higher recurring revenue in our CSB segment.
CSB - For the three and six months ended June 30, 2022, higher recurring revenue was driven by improvements in average pricing as new and existing customers selected higher priced interactive and other services, as well as an increase in the number of active subscribers since the prior year periods primarily due to investments in subscriber growth.
Commercial - For the three and six months ended June 30, 2022, higher M&S revenue was driven by an increase in average prices and higher revenue per service call.
RMR - Total RMR increased to $369 million as of June 30, 2022 from $352 million as of June 30, 2021. RMR added since the prior year period reflects the impact from improvements in average pricing, as new and existing customers selected higher priced interactive and other services, and our subscriber growth initiatives.
Gross Customer Revenue Attrition - Trailing twelve-month gross customer revenue attrition decreased to 12.7% as of June 30, 2022 from 13.3% as of June 30, 2021. The improvement was primarily attributable to a decrease in relocations and fewer voluntary disconnects primarily resulting from customer retention initiatives.
Installation, Product, and Other Revenue:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2022	2021	$ Change	2022	2021	$ Change
CSB	$77,047	$57,414	$19,633	$146,608	$144,771	$1,837
Commercial	163,136	163,483	(347)	325,045	318,064	6,981
Solar	215,055	—	215,055	407,036	—	407,036
Total installation, product, and other revenue	$455,238	$220,897	$234,341	$878,689	$462,835	$415,854
Installation, product, and other revenue is primarily comprised of revenue from the sale and installation of security and solar systems, as well as the amortization of deferred subscriber acquisition revenue.
The increase in total installation, product, and other revenue for the three and six months ended June 30, 2022, as compared to the prior year periods, was primarily due to revenue from Solar installations as a result of the ADT Solar Acquisition in December 2021.
CSB - For the three and six months ended June 30, 2022, the increase in installation, product, and other revenue reflected additional amortization of deferred subscriber acquisition revenue. For the six months ended June 30, 2022, this was offset by a decrease in installation revenue from a lower volume of outright sales in the first quarter. These changes were primarily a result of our transition to a predominately Company-owned model in the first quarter of 2021.
Commercial - For the three and six months ended June 30, 2022, installation, product, and other revenue remained relatively flat, reflecting the impact of supply chain delays.
Solar - For the six months ended June 30, 2022, installation, product, and other revenue included a reduction of approximately $30 million in the first quarter of 2022 from the amortization of purchase accounting adjustments.
Cost of Revenue:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2022	2021	$ Change	2022	2021	$ Change
CSB	$171,204	$187,766	$(16,562)	$342,384	$381,137	$(38,753)
Commercial	203,704	193,819	9,885	406,888	381,614	25,274
Solar	132,905	—	132,905	268,309	—	268,309
Total cost of revenue	$507,813	$381,585	$126,228	$1,017,581	$762,751	$254,830
Cost of revenue is primarily comprised of costs related to the installation of our security and solar systems, as well as field service and call center costs.

The increase in total cost of revenue for the three and six months ended June 30, 2022, as compared to the prior year periods, was primarily due to higher installation costs as a result of the ADT Solar Acquisition in December 2021.
CSB - For the three months ended June 30, 2022, CSB field service and call center costs decreased, as compared to the prior year period, primarily as a result of cost savings initiatives such as our Virtual Assistance Program implemented in July 2021, despite rising costs and providing service to a larger number of customers, including a higher mix of interactive services.
The decrease for the six months ended June 30, 2022, as compared to the prior year period, is primarily driven by a decrease in installation costs due to a lower volume of outright sales transactions in the first quarter compared to the same period in the prior year as a result of our transition to a predominately Company-owned model, which was completed during March 2021, as well as a decrease in field service and call center costs as described above for the three months ended June 30, 2022.
Commercial - For the three and six months ended June 30, 2022, cost of revenue increased, as compared to the prior year periods, primarily due to higher prices on materials, labor, and fuel.
Selling, General, and Administrative Expenses (“SG&A”):
For the three and six months ended June 30, 2022, the increase in SG&A, as compared to the prior year periods, was primarily driven by:
•incremental expenses of approximately $97 million and $173 million, respectively, as a result of the ADT Solar Acquisition in December 2021, and
•increases in the provision for credit losses (excluding ADT Solar) of approximately $13 million and $19 million, respectively, primarily in our CSB segment due to lower provision in the prior year as a result of the COVID-19 Pandemic.
These increases were partially offset by:
•decreases in radio conversion costs of $63 million and $114 million, respectively, primarily due to a decrease in the number of conversions, and
•decreases in advertising costs (excluding ADT Solar) of approximately $18 million and $38 million, respectively, primarily due to our efforts to optimize our advertising model in our CSB segment.
Depreciation and Intangible Asset Amortization:
For the three and six months ended June 30, 2022, the decrease in depreciation and intangible asset amortization, as compared to the prior year periods, was primarily driven by:
•a decrease in the amortization of customer relationship intangible assets acquired as part of the acquisition of The ADT Security Corporation in 2016 (the “ADT Acquisition”), partially offset by
•increases in the amortization of customer contracts acquired under our authorized dealer program and from other third parties and depreciation of subscriber system assets primarily due to investments in subscriber growth.
The majority of the remaining net book value of customer relationship intangible assets acquired in the ADT Acquisition will be amortized during 2022 with the remainder amortized during 2023.
Merger, Restructuring, Integration, and Other:
During the six months ended June 30, 2021, merger, restructuring, integration, and other primarily included an $18 million impairment charge in CSB due to lower than expected benefits from our developed-technology intangible asset acquired during November 2020.

Interest Expense, net:
For the three and six months ended June 30, 2022, the decrease in interest expense, net was primarily driven by the unrealized impact on interest rate swap contracts not designated as cash flow hedges primarily due to fluctuations in the forward London Interbank Offered Rate (“LIBOR”). Refer to Note 8 “Derivative Financial Instruments” for additional information.
Income Tax Benefit (Expense):
The effective tax rate can vary from period to period due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as changes in the overall state tax rate.
Income tax expense for the three months ended June 30, 2022 was $38 million, resulting in an effective tax rate for the period of 29.1%. The effective tax rate primarily represents the federal statutory rate of 21.0%, a state statutory tax rate, net of federal benefits, of 5.5%, and a 3.0% unfavorable impact of prior year return adjustments related to executive compensation, partially offset by a 1.6% favorable impact from the release of a capital loss valuation allowance related to disposal activities.
Income tax benefit for the three months ended June 30, 2021 was $41 million, resulting in an effective tax rate for the period of 24.6%. The effective tax rate primarily represents the federal statutory rate of 21.0%, a state statutory tax rate, net of federal benefits, of 2.8%, and a 0.6% favorable impact from prior year tax return adjustments.
Income tax expense for the six months ended June 30, 2022 was $57 million, resulting in an effective tax rate for the period of 28.5%. The effective tax rate primarily represents the federal statutory rate of 21.0%, a state statutory tax rate, net of federal benefits, of 5.9%, a 2.0% unfavorable impact of prior year return adjustments related to executive compensation, and a 1.4% unfavorable impact of permanent items, partially offset by a 1.0% favorable impact from the release of a capital loss valuation allowance related to disposal activities.
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
Adjusted EBITDA
We believe Adjusted EBITDA is useful to investors to measure the operational strength and performance of our business. We believe the presentation of Adjusted EBITDA is useful as it provides investors additional information about our operating profitability adjusted for certain non-cash items, non-routine items we do not expect to continue at the same level in the future, as well as other items not core to our operations. Further, we believe Adjusted EBITDA provides a meaningful measure of operating profitability because we use it for evaluating our business performance, making budgeting decisions, and comparing our performance against other peer companies using similar measures.
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

The table below reconciles Adjusted EBITDA to net income (loss):

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2022	2021	$ Change	2022	2021	$ Change
Net income (loss)	$91,517	$(125,850)	$217,367	$143,162	$(173,744)	$316,906
Interest expense, net	81,651	166,525	(84,874)	87,958	214,249	(126,291)
Income tax expense (benefit)	37,924	(41,021)	78,945	57,448	(55,584)	113,032
Depreciation and intangible asset amortization	399,416	474,271	(74,855)	875,539	944,080	(68,541)
Amortization of deferred subscriber acquisition costs	39,050	30,188	8,862	75,989	58,830	17,159
Amortization of deferred subscriber acquisition revenue	(58,461)	(40,729)	(17,732)	(111,884)	(77,888)	(33,996)
Share-based compensation expense	16,932	13,587	3,345	32,952	29,606	3,346
Merger, restructuring, integration, and other	(3,845)	4,804	(8,649)	(3,317)	25,311	(28,628)
Loss on extinguishment of debt	—	—	—	—	156	(156)
Radio conversion costs, net	544	60,635	(60,091)	10,484	119,364	(108,880)
Acquisition related adjustments(1)	1,328	(229)	1,557	37,623	(477)	38,100
Other(2)	(8,807)	(316)	(8,491)	(7,708)	93	(7,801)
Adjusted EBITDA	$597,249	$541,865	$55,384	$1,198,246	$1,083,996	$114,250
________________
(1)    During 2022, primarily represents the amortization of the customer backlog intangible asset acquired in the ADT Solar Acquisition, which was fully amortized as of March 2022.
(2)    During 2022, primarily represents the gain on sale of a business.
Adjusted EBITDA in total and by segment was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2022	2021	$ Change	2022	2021	$ Change
CSB	$580,701	$509,897	$70,804	$1,141,246	$1,029,375	$111,871
Commercial	31,363	31,968	(605)	54,993	54,621	372
Solar	(14,815)	—	(14,815)	2,007	—	2,007
Adjusted EBITDA	$597,249	$541,865	$55,384	$1,198,246	$1,083,996	$114,250
The explanations below exclude amounts outside of our definition of Adjusted EBITDA, as applicable.
The change in total Adjusted EBITDA for the three and six months ended June 30, 2022, as compared to the prior year, was primarily due to the following:
•CSB Adjusted EBITDA increased primarily due to an increase in M&S Revenue, as well as decreases in advertising costs and field service and call center costs, partially offset by an increase in the provision for credit losses.
•Commercial Adjusted EBITDA remained relatively flat and primarily included an increase in M&S Revenue, offset by an increase in field service and call center costs.
In addition, Solar Adjusted EBITDA for the three and six months ended June 30, 2022 includes $11 million of charges associated with the estimated amount of receivables and rebates that are not expected to be collected from a former third-party lender that provided loan products for our Solar customers due to this third-party lender entering a formal insolvency proceeding to effectuate the wind-down of its operations.
Refer to the discussions above under “—Results of Operations” for further details.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity and capital resources primarily consisted of the following:

(in thousands)	June 30, 2022
Cash and cash equivalents	$43,609
Availability under First Lien Revolving Credit Facility	$495,000
Uncommitted available borrowing capacity under Receivables Facility	$108,362
Carrying amount of total debt outstanding	$9,842,930
Liquidity
We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our first lien revolving credit facility (the “First Lien Revolving Credit Facility”) and our uncommitted receivables securitization financing agreement (the “Receivables Facility”), and the issuance of equity and/or debt securities as appropriate given market conditions. Our future cash needs are expected to include cash for operating activities, working capital, capital expenditures, strategic investments, periodic principal and interest payments on our debt, and potential dividend payments to our stockholders. In addition, we are closely monitoring the impact of recent inflationary pressures and changes in interest rates on our cash position.
We are a highly leveraged company with significant debt service requirements. We may periodically seek to repay, redeem, repurchase, or refinance our indebtedness, or seek to retire or purchase our outstanding securities through cash purchases in the open market, privately negotiated transactions, a 10b5-1 repurchase plan, or otherwise, and any such transactions may involve material amounts.
The Company’s notes due 2023 in the outstanding aggregate principal amount of $700 million (the “ADT Notes due 2023”) mature on June 15, 2023 (the “Maturity Date”). As of June 30, 2022, the Company is in the process of seeking financing to replace the ADT Notes due 2023 prior to the Maturity Date.
We believe our cash position, borrowing capacity available under our First Lien Revolving Credit Facility and Receivables Facility, and cash provided by operating activities are, and will continue to be, adequate to meet our operational and business needs in the next twelve months, as well as our long-term liquidity needs.
Certain of our variable rate debt instruments are based on LIBOR. By June 2023, LIBOR will be replaced with the Secured Overnight Financing Rate (“SOFR”) (the “SOFR Transition Date”), at which point the applicable benchmark for all existing and new issuances under our current debt instruments with a variable rate component will be based on SOFR. Our first lien term loan facility (the “First Lien Term Loan due 2026”) and First Lien Revolving Credit Facility are and will continue to be based on LIBOR until the SOFR Transition Date. However, any future modification, such as a repricing, will require transition to SOFR. Additionally, any new issuances with a variable rate debt component entered into after December 31, 2021 will utilize SOFR per the terms of the credit agreement. As of June 30, 2022, our Receivables Facility is based on SOFR as discussed below. The impact of the transition to SOFR is not expected to be material.
Material Cash Requirements
There have been no significant changes to our short-term or long-term material cash requirements, or our commitments and contractual obligations from those disclosed in our 2021 Annual Report, except as discussed below:
Customer Account Purchases
In 2021, we entered into agreements for potential future customer account purchases from two distinct third parties, assuming certain conditions are met, over the course of those agreements. As of June 30, 2022, the remaining commitments for those potential future customer account purchases were not material.
Off-Balance Sheet Arrangements
During the six months ended June 30, 2022, there have been no material changes to our off-balance sheet arrangements as disclosed in our 2021 Annual Report, except as discussed below:
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

Long-Term Debt
There have been no material changes to our long-term debt from those disclosed in our 2021 Annual Report, except as discussed below:
First Lien Credit Agreement
As of June 30, 2022, we had $80 million in outstanding borrowings under our First Lien Revolving Credit Facility; and during the six months ended June 30, 2022, we borrowed $380 million and repaid $325 million.
Receivables Facility
As of June 30, 2022, we had an outstanding balance of $292 million under the Receivables Facility; and during the six months ended June 30, 2022, we received proceeds of $140 million and repaid $47 million.
In May 2022, we amended the Receivables Facility to change the benchmark rate from 1-month LIBOR to Daily SOFR. In addition, the May 2022 amendment extended the scheduled termination date for the uncommitted revolving period from October 2022 to May 2023, and amended certain other terms to increase the advance rate on pledged collateral.
ADT Notes due 2023
As of June 30, 2022, we had an outstanding balance of $700 million under the ADT Notes due 2023 that was classified as a current liability, net of any unamortized discount, in the Condensed Consolidated Balance Sheets. As described above, we are in the process of seeking financing to replace the ADT Notes due 2023 prior to June 15, 2023, which is the maturity date.
Debt Covenants
As of June 30, 2022, we were in compliance with all financial covenant and other maintenance tests for all our debt obligations. We do not believe there is a material risk of future noncompliance with our financial covenant and other maintenance tests as a result of the COVID-19 Pandemic, or otherwise.
Dividends
During the six months ended June 30, 2022 and 2021, we declared aggregate dividends of $60 million ($0.035 per share) and $54 million ($0.035 per share) on our Common Stock, respectively, and $4 million ($0.035 per share) on our Class B Common Stock during both periods.
On August 4, 2022, we announced a dividend of $0.035 per share to holders of Common Stock and Class B Common Stock of record on September 15, 2022, which will be distributed on October 4, 2022.
Cash Flow Analysis

	Six Months Ended June 30,
(in thousands)	2022	2021	$ Change
Net cash provided by (used in) operating activities	$822,636	$785,660	$36,976
Net cash provided by (used in) investing activities	$(807,440)	$(777,162)	$(30,278)
Net cash provided by (used in) financing activities	$7,073	$(59,740)	$66,813
Cash Flows from Operating Activities
The increase in cash provided by operating activities was primarily due to:
•a decrease in payments related to radio conversion costs, net of the related incremental revenue, of $111 million, and
•a decrease in cash interest of $11 million from various refinancing transactions of our long-term debt.
These activities were partially offset by:
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
Cash Flows from Investing Activities
Cash flows used in investing activities increased primarily due to:
•an increase of $39 million in subscriber system assets expenditures as a result of more Company-owned transactions and our growth initiatives, as well as
•cash paid of $11 million related to our investment in Canopy during 2022, partially offset by
•proceeds of $27 million related to disposal activities during 2022.
Cash Flows from Financing Activities
During the six months ended June 30, 2022, net cash provided by financing activities primarily consisted of:
•net proceeds of $93 million under the Receivables Facility and $55 million under the First Lien Revolving Credit Facility, partially offset by
•dividends on common stock of $63 million, as well as
•payments related to interest rate swap contracts that included an other-than-insignificant financing element at inception of $25 million.
During the six months ended June 30, 2021, net cash used in financing activities primarily consisted of:
•dividends on common stock of $58 million, as well as
•payments related to interest rate swap contracts that included an other-than-insignificant financing element at inception of $28 million, partially offset by
•$55 million of net proceeds under the Receivables Facility.
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
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain information that may constitute “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 and are made in reliance on the safe harbor protections provided thereunder. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that all statements contained in this report that are not clearly historical in nature, including statements regarding anticipated financial performance; management’s plans and objectives for future operations; our acquisition of ADT Solar and its anticipated impact on our business and financial condition; business prospects; outcomes of regulatory proceedings; market conditions; our ability to successfully respond to the challenges posed by the COVID-19 Pandemic; our strategic partnership and ongoing relationship with Google; the expected timing of product commercialization with Google or any changes thereto; the successful internal development, commercialization, and timing of our next generation platform and innovative offerings; the successful commercialization of our joint venture with Ford; the successful conversion of customers who continue to utilize 3G services; and other matters are forward-looking. Forward-looking statements are contained principally in the sections of this report entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Without limiting the generality of the preceding sentences, any time we use the words “expects,” “intends,” “will,” “anticipates,” “believes,” “confident,” “continue,” “propose,” “seeks,” “could,” “may,” “should,” “estimates,” “forecasts,” “might,” “goals,” “objectives,” “targets,” “planned,” “projects,” and, in each case, their negative or other various or comparable terminology, and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. For ADT, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include, without limitation:
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
There were no material changes in our interest rate risk exposure to that disclosed in our 2021 Annual Report, except as discussed below.
As of June 30, 2022, the fair value of our debt was $9.0 billion compared to the carrying value of $9.7 billion. A hypothetical 10% change in rates would cause the fair value of our debt to change by approximately $250 million.

Additionally, as of June 30, 2022, our interest rate swaps had a notional amount of $2.8 billion with a fair value of $86 million compared to a notional amount of $3.2 billion with a fair value of $(118) million as of December 31, 2021. A hypothetical 10% change in rates would cause the fair value of our interest rate swaps to change by approximately $20 million.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2022, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
In connection with the ADT Solar Acquisition discussed in Note 4 “Acquisitions and Disposition,” we are currently in the process of evaluating and integrating ADT Solar into our internal control environment.
During the three months ended June 30, 2022, there were no changes in our internal control over financial reporting identified in our management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
See Note 13 “Commitments and Contingencies” to the condensed consolidated financial statements under the heading “Legal Proceedings” included in this Quarterly Report on Form 10-Q for legal proceedings and related matters.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Recent Sales of Unregistered Equity Securities
On June 3, 2022, we issued 2,060,119 shares of our Common Stock as consideration for a business acquisition. The issuance of the Common Stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D and Regulation S thereunder.
Use of Proceeds from Registered Equity Securities
We did not receive any proceeds from sales of registered equity securities during the six months ended June 30, 2022.
Issuer Purchases of Equity Securities
There were no repurchases of any shares of our common stock during the three months ended June 30, 2022.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
None.
ITEM 5. OTHER INFORMATION.
None.
ITEM 6. EXHIBITS.
The exhibits listed on the accompanying Index to Exhibits are filed/furnished or incorporated by reference as part of this Quarterly Report on Form 10-Q.

INDEX TO EXHIBITS
The information required by this Item is set forth on the exhibit index below.

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of ADT Inc.	8-K	3.1	9/17/2020
3.2	Amended and Restated Bylaws of ADT Inc.	10-K	3.2	3/15/2018
4.1	Eighteenth Supplemental Indenture, dated as of April 28, 2022, under 2012 Base Indenture, by and among The ADT Security Corporation, ADT Innovation LLC and Wells Fargo Bank, National Association	10-Q	4.2	5/6/2022
4.2	Twelfth Supplemental Indenture, dated as of April 28, 2022, by and among The ADT Security Corporation, ADT Innovation LLC and Wells Fargo Bank, National Association	10-Q	4.4	5/6/2022
4.3	Fourth Supplemental Indenture, dated as of April 28, 2022, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., ADT Innovation LLC and Wells Fargo Bank, National Association	10-Q	4.6	5/6/2022
4.4	Fifth Supplemental Indenture, dated as of April 28, 2022, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., ADT Innovation LLC and Wells Fargo Bank, National Association	10-Q	4.8	5/6/2022
4.5	Second Supplemental Indenture, dated as of April 28, 2022, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., ADT Innovation LLC and Wells Fargo Bank, National Association	10-Q	4.10	5/6/2022
4.6	Third Supplemental Indenture, dated as of April 28, 2022, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., ADT Innovation LLC and Wells Fargo Bank, National Association	10-Q	4.12	5/6/2022
4.7	Second Supplemental Indenture, dated as of April 28, 2022, by and among The ADT Security Corporation, ADT Innovation LLC and Wells Fargo Bank, National Association	10-Q	4.14	5/6/2022
10.1	Bank Rate Amendment to the Receivables Financing Agreement, among ADT LLC, ADT Finance LLC and Mizuho Bank, Ltd., dated as of April 19, 2022	10-Q	10.3	5/6/2022
10.2	Supplement No. 12, dated as of April 28, 2022, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent	10-Q	10.5	5/6/2022
10.3*	Third Amendment dated as of May 20, 2022, to Receivables Financing Agreement, among ADT LLC, ADT Finance LLC, and Mizuho Bank, Ltd., dated as of July 16, 2021
10.4*	Amendment to the ADT LLC Supplemental Savings and Retirement Plan, effective as of December 15, 2021
10.5+*	Form of Restricted Stock Unit Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan effective as of August 1, 2022
10.6+*	Form of Non-Qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan effective as of August 1, 2022
31.1*	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
31.2*	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
32.1**	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	XBRL Instant Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document
_________________________
* Filed herewith.
** Furnished herewith.
+ Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADT Inc.

Date:	August 4, 2022	By:	/s/ Jeffrey Likosar
		Name:	Jeffrey Likosar
		Title:	Chief Financial Officer and President, Corporate Development (Principal Financial Officer)