Form 10-Q
period 2022-09-30
ADT Inc.
filed 2022-11-03
CIK 1703056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 26, 2022, there were 858,722,743 shares outstanding of the registrant’s common stock, $0.01 par value per share, and 54,744,525 shares outstanding of the registrant’s Class B common stock, $0.01 par value per share.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$45,734	$24,453
Accounts receivable, net of allowance for credit losses of $61,228 and $54,032, respectively	539,573	442,158
Inventories, net	331,615	277,323
Work-in-progress	91,925	70,528
Prepaid expenses and other current assets	355,468	178,069
Total current assets	1,364,315	992,531
Property and equipment, net	376,968	364,108
Subscriber system assets, net	3,039,577	2,867,528
Intangible assets, net	5,185,952	5,413,351
Goodwill	5,822,076	5,943,403
Deferred subscriber acquisition costs, net	1,035,144	850,489
Other assets	743,863	462,941
Total assets	$17,567,895	$16,894,351

Liabilities and stockholders' equity
Current liabilities:
Current maturities of long-term debt	$857,746	$117,592
Accounts payable	489,948	474,976
Deferred revenue	428,861	373,532
Accrued expenses and other current liabilities	909,172	737,245
Total current liabilities	2,685,727	1,703,345
Long-term debt	8,945,314	9,575,098
Deferred subscriber acquisition revenue	1,554,764	1,199,293
Deferred tax liabilities	927,606	867,203
Other liabilities	247,630	300,693
Total liabilities	14,361,041	13,645,632

Commitments and contingencies (See Note 13)

Stockholders' equity:
Preferred stock—authorized 1,000,000 shares of $0.01 par value; zero issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock—authorized 3,999,000,000 shares of $0.01 par value; issued and outstanding shares of 858,629,554 and 846,825,868 as of September 30, 2022 and December 31, 2021, respectively	8,586	8,468
Class B common stock—authorized 100,000,000 shares of $0.01 par value; issued and outstanding shares of 54,744,525 as of September 30, 2022 and December 31, 2021	547	547
Additional paid-in capital	7,273,501	7,261,267
Accumulated deficit	(4,028,519)	(3,952,590)
Accumulated other comprehensive income (loss)	(47,261)	(68,973)
Total stockholders' equity	3,206,854	3,248,719
Total liabilities and stockholders' equity	$17,567,895	$16,894,351
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Monitoring and related services	$1,159,641	$1,098,389	$3,426,729	$3,244,675
Installation, product, and other	444,450	218,613	1,323,139	681,448
Total revenue	1,604,091	1,317,002	4,749,868	3,926,123
Cost of revenue (exclusive of depreciation and amortization shown separately below)	494,321	371,985	1,511,902	1,134,736
Selling, general, and administrative expenses	480,427	448,634	1,449,844	1,343,872
Depreciation and intangible asset amortization	406,332	480,010	1,281,871	1,424,090
Merger, restructuring, integration, and other	6,285	(6,723)	2,968	18,588
Goodwill impairment	149,385	—	149,385	—
Operating income (loss)	67,341	23,096	353,898	4,837
Interest expense, net	(30,084)	(133,275)	(118,042)	(347,524)
Loss on extinguishment of debt	—	(36,957)	—	(37,113)
Other income (expense)	(156,116)	1,511	(153,157)	4,847
Income (loss) before income taxes and equity in net earnings (losses) of equity method investee	(118,859)	(145,625)	82,699	(374,953)
Income tax benefit (expense)	(1,534)	36,496	(58,982)	92,080
Income (loss) before equity in net earnings (losses) of equity method investee	(120,393)	(109,129)	23,717	(282,873)
Equity in net earnings (losses) of equity method investee	(1,594)	—	(2,542)	—
Net income (loss)	$(121,987)	$(109,129)	$21,175	$(282,873)

Net income (loss) per share - basic:
Common Stock	$(0.13)	$(0.13)	$0.02	$(0.35)
Class B Common Stock	$(0.13)	$(0.13)	$0.02	$(0.35)

Weighted-average shares outstanding - basic:
Common Stock	850,230	766,814	847,456	765,162
Class B Common Stock	54,745	54,745	54,745	54,745

Net income (loss) per share - diluted:
Common Stock	$(0.13)	$(0.13)	$0.02	$(0.35)
Class B Common Stock	$(0.13)	$(0.13)	$0.02	$(0.35)

Weighted-average shares outstanding - diluted:
Common Stock	850,230	766,814	857,696	765,162
Class B Common Stock	54,745	54,745	54,745	54,745
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(121,987)	$(109,129)	$21,175	$(282,873)
Other comprehensive income (loss), net of tax:
Cash flow hedges	4,088	11,790	21,741	34,827
Other	(15)	(2)	(29)	882
Total other comprehensive income (loss), net of tax	4,073	11,788	21,712	35,709
Comprehensive income (loss)	$(117,914)	$(97,341)	$42,887	$(247,164)
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Three Months Ended September 30, 2022
	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Beginning balance	856,642	54,745	$8,566	$547	$7,295,665	$(3,874,045)	$(51,334)	$3,379,399
Net income (loss)	—	—	—	—	—	(121,987)	—	(121,987)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	4,073	4,073
Issuance of common stock	1,322	—	13	—	(13)	—	—	—
Dividends	—	—	—	—	—	(32,028)	—	(32,028)
Share-based compensation expense	—	—	—	—	16,692	—	—	16,692
Contingent forward purchase contract	—	—	—	—	(41,938)	—	—	(41,938)
Transactions related to employee share-based compensation plans and other	666	—	7	—	3,095	(459)	—	2,643
Ending balance	858,630	54,745	$8,586	$547	$7,273,501	$(4,028,519)	$(47,261)	$3,206,854

	Three Months Ended September 30, 2021
	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Beginning balance	776,310	54,745	$7,763	$547	$6,665,145	$(3,724,139)	$(94,694)	$2,854,622
Net income (loss)	—	—	—	—	—	(109,129)	—	(109,129)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	11,788	11,788
Dividends	—	—	—	—	—	(29,186)	—	(29,186)
Share-based compensation expense	—	—	—	—	16,242	—	—	16,242
Transactions related to employee share-based compensation plans and other	100	—	1	—	(3,512)	(510)	—	(4,021)
Ending balance	776,410	54,745	$7,764	$547	$6,677,875	$(3,862,964)	$(82,906)	$2,740,316
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Nine Months Ended September 30, 2022
	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Beginning balance	846,826	54,745	$8,468	$547	$7,261,267	$(3,952,590)	$(68,973)	$3,248,719
Net income (loss)	—	—	—	—	—	21,175	—	21,175
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	21,712	21,712
Issuance of common stock	6,026	—	60	—	15,308	—	—	15,368
Dividends	—	—	—	—	—	(95,730)	—	(95,730)
Share-based compensation expense	—	—	—	—	49,644	—	—	49,644
Contingent forward purchase contract	—	—	—	—	(41,938)	—	—	(41,938)
Transactions related to employee share-based compensation plans and other	5,778	—	58	—	(10,780)	(1,374)	—	(12,096)
Ending balance	858,630	54,745	$8,586	$547	$7,273,501	$(4,028,519)	$(47,261)	$3,206,854

	Nine Months Ended September 30, 2021
	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Beginning balance	771,014	54,745	$7,710	$547	$6,640,763	$(3,491,069)	$(118,615)	$3,039,336
Net income (loss)	—	—	—	—	—	(282,873)	—	(282,873)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	35,709	35,709
Dividends, including dividends reinvested in common stock	—	—	—	—	4	(87,506)	—	(87,502)
Share-based compensation expense	—	—	—	—	45,848	—	—	45,848
Transactions related to employee share-based compensation plans and other	5,396	—	54	—	(8,740)	(1,516)	—	(10,202)
Ending balance	776,410	54,745	$7,764	$547	$6,677,875	$(3,862,964)	$(82,906)	$2,740,316
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$21,175	$(282,873)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and intangible asset amortization	1,281,871	1,424,090
Amortization of deferred subscriber acquisition costs	118,233	91,364
Amortization of deferred subscriber acquisition revenue	(175,680)	(122,908)
Share-based compensation expense	49,644	45,848
Deferred income taxes	48,138	(101,986)
Provision for losses on receivables and inventory	68,417	29,579
Loss on extinguishment of debt	—	37,113
Goodwill impairment	149,385	—
Intangible asset impairments	—	17,883
Unrealized (gain) loss on interest rate swap contracts	(312,603)	(115,090)
Change in fair value of financial instruments	157,550	—
Other non-cash items, net	104,293	99,654
Changes in operating assets and liabilities, net of effects of acquisitions:
Deferred subscriber acquisition costs	(304,404)	(234,715)
Deferred subscriber acquisition revenue	255,760	201,541
Other, net	(140,710)	65,853
Net cash provided by (used in) operating activities	1,321,069	1,155,353
Cash flows from investing activities:
Dealer generated customer accounts and bulk account purchases	(500,487)	(512,304)
Subscriber system asset expenditures	(572,595)	(518,780)
Purchases of property and equipment	(135,677)	(126,678)
Acquisition of businesses, net of cash acquired	(13,096)	(16,411)
Proceeds from sale of business, net of cash sold	26,729	—
Other investing, net	(13,664)	3,524
Net cash provided by (used in) investing activities	(1,208,790)	(1,170,649)
Cash flows from financing activities:
Proceeds from long-term borrowings	480,000	1,010,729
Proceeds from receivables facility	212,166	117,922
Repayment of long-term borrowings, including call premiums	(527,595)	(1,052,123)
Repayment of receivables facility	(81,487)	(28,215)
Dividends on common stock	(95,164)	(87,164)
Payments on finance leases	(33,749)	(22,566)
Payments on interest rate swaps	(26,953)	(42,189)
Deferred financing costs	(233)	(12,358)
Other financing, net	(12,757)	(8,117)
Net cash provided by (used in) financing activities	(85,772)	(124,081)

Cash and cash equivalents and restricted cash and restricted cash equivalents:
Net increase (decrease) during the period	26,507	(139,377)
Beginning balance	33,277	207,747
Ending balance	$59,784	$68,370
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.     DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business and Organization
ADT Inc., together with its wholly-owned subsidiaries (collectively, the “Company”), is a leading provider of security, interactive, and smart home solutions serving consumer, small business, and commercial customers in the United States (“U.S.”). Since the acquisition of Compass Solar Group, LLC (now named ADT Solar LLC) (“ADT Solar”) (the “ADT Solar Acquisition”) in December 2021, the Company also provides residential solar and energy storage solutions. The Company primarily conducts business under the ADT brand name.
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
Basis of Presentation
The condensed consolidated financial statements include the consolidated results of ADT Inc. and its wholly-owned subsidiaries and have been prepared in U.S. dollars in accordance with generally accepted accounting principles in the United States of America (“GAAP”). In addition, the Company uses the equity method of accounting to account for an investment in which it has the ability to exercise significant influence but does not control.
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
Segments
The Company has three operating and reportable segments organized based on customer type: Consumer and Small Business (“CSB”), Commercial, and Solar. The Company’s segments are based on the manner in which the Company’s Chief Executive Officer, who is the chief operating decision maker (the “CODM”), evaluates performance and makes decisions about how to allocate resources.
The accounting policies of the Company’s reportable segments are the same as those of the Company.
Refer to Note 3 “Segment Information” for additional information.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The Company considered recent impacts from macroeconomic conditions such as inflationary pressures, rising interest rates, and supply chain disruptions as well as the on-going impacts of the COVID-19 Pandemic (as defined below) in the assessment of its financial position, results of operations, and cash flows, as well as certain accounting estimates, as of and for the periods presented.
COVID-19 Pandemic - During March 2020, the World Health Organization declared the outbreak of a novel coronavirus as a pandemic (the “COVID-19 Pandemic”). As of September 30, 2022, the Company’s response plan has not materially changed from that described in the 2021 Annual Report.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Reference Rate Reform - Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2021-01, Reference Rate Reform (Topic 848): Scope, amends ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and clarifies the scope and guidance of Topic 848 to allow derivatives impacted by the reference rate reform to qualify for certain optional expedients and exceptions for contract modifications and hedge accounting.
The guidance is optional and may be applied prospectively to contract modifications made on or before December 31, 2022. As of September 30, 2022, this guidance had no impact on the condensed consolidated financial statements. However, the Company will continue to evaluate this guidance.
Recently Issued Accounting Pronouncements
Vintage Disclosures for Financing Receivables - ASU 2022-02, Financial Instruments — Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, requires reporting entities to disclose current-period gross write-offs by year of origination for financing receivables, among other requirements.
This guidance becomes effective January 1, 2023, and should be applied prospectively. Early adoption is permitted. The Company is currently evaluating this guidance.
Fair Value of Equity Investments - ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, states an entity should not consider the contractual sale restriction when measuring the equity security’s fair value and introduces new disclosure requirements related to such equity securities.
This guidance becomes effective January 1, 2024, and should be applied prospectively with any adjustments recognized in earnings and disclosed on the date of adoption. Early adoption is permitted. The Company is currently evaluating this guidance.
Supplier Finance Program Obligations - ASU 2022-04, Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, requires that a reporting entity who is a buyer in a supplier finance program disclose qualitative and quantitative information about its supplier finance programs, including a roll-forward of the obligations.
This guidance becomes effective January 1, 2023, and should be applied retrospectively, except for the amendment on roll-forward information, which becomes effective January 1, 2024, and should be applied prospectively. Early adoption is permitted. The Company is currently evaluating this guidance.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Summary of Significant Accounting Policies
Unless otherwise noted, the Company’s accounting policies used in the preparation of these condensed consolidated financial statements as discussed below, or included within the respective footnotes herein, do not materially differ from those disclosed in the 2021 Annual Report.
Cash and Cash Equivalents and Restricted Cash and Restricted Cash Equivalents
Cash and cash equivalents that are restricted for a specific purpose and cannot be presented within the general cash and cash equivalents account are included in restricted cash and restricted cash equivalents, which is reflected in prepaid expenses and other current assets.
The following table reconciles the amounts below reported in the Condensed Consolidated Balance Sheets to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows:

(in thousands)	September 30, 2022	December 31, 2021
Cash and cash equivalents	$45,734	$24,453
Restricted cash and restricted cash equivalents	14,050	8,824
Ending balance	$59,784	$33,277
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

(in thousands)	September 30, 2022	December 31, 2021
Gross carrying amount	$6,054,439	$5,499,703
Accumulated depreciation	(3,014,862)	(2,632,175)
Subscriber system assets, net	$3,039,577	$2,867,528
Depreciation of subscriber system assets and amortization of deferred subscriber acquisition costs are reflected in depreciation and intangible asset amortization and selling, general, and administrative expenses, respectively, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Depreciation of subscriber system assets	$138,975	$129,131	$409,583	$376,037
Amortization of deferred subscriber acquisition costs	$42,244	$32,534	$118,233	$91,364

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accrued Expenses and Other Current Liabilities

(in thousands)	September 30, 2022	December 31, 2021
Accrued interest	$69,435	$124,579
Payroll-related accruals	198,667	196,165
Operating lease liabilities	31,022	37,359
Fair value of interest rate swaps(1)	—	50,360
Fair value of other financial instruments(2)	199,488	—
Other accrued liabilities	410,560	328,782
Accrued expenses and other current liabilities	$909,172	$737,245
________________
(1)    Refer to Note 8 “Derivative Financial Instruments” for presentation of the aggregate fair value of interest rate swaps.
(2)    Represents a contingent forward purchase contract (the “Forward Contract”) (as defined and discussed in Note 10 “Equity”).
Radio Conversion Program
The Company commenced a program in 2019 to replace the 3G and Code-Division Multiple Access (“CDMA”) cellular equipment used in many of its security systems to prepare for the retirement of the 3G and CDMA networks during 2022. From inception of this program through September 30, 2022, the Company incurred $295 million of radio conversion costs, net of related incremental radio conversion revenue.
Radio conversion costs and radio conversion revenue are reflected in selling, general, and administrative expenses and monitoring and related services revenue, respectively, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Radio conversion costs	$3,082	$61,648	$29,457	$202,075
Radio conversion revenue	$7,160	$9,353	$23,051	$30,416
Fair Value of Financial Instruments
The Company’s financial instruments primarily consist of cash and cash equivalents, restricted cash and restricted cash equivalents, accounts receivable, retail installment contract receivables, accounts payable, debt, and derivative and other financial instruments. Due to their short-term and/or liquid nature, the fair values of cash, restricted cash, accounts receivable, and accounts payable approximate their respective carrying amounts.
Cash Equivalents - All highly liquid investments with original maturities of three months or less from the time of purchase are considered to be cash equivalents. Included in cash and cash equivalents as applicable from time to time are investments in money market mutual funds. These investments are classified as Level 1 fair value measurements, which represent unadjusted quoted prices in active markets for identical assets or liabilities.
Investments in money market mutual funds were not material as of September 30, 2022, or December 31, 2021.
Long-Term Debt Instruments - The fair values of the Company’s long-term debt instruments are determined using broker-quoted market prices, which represent quoted prices for similar assets or liabilities as well as other observable market data, and are classified as Level 2 fair value measurements. The carrying amounts of debt outstanding, if any, under the Company’s first lien revolving credit facility (the “First Lien Revolving Credit Facility”) and its uncommitted receivables securitization financing agreement (the “Receivables Facility”) approximate their fair values as interest rates on these borrowings approximate current market rates.

	September 30, 2022		December 31, 2021
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt instruments, excluding finance lease obligations, subject to fair value disclosures	$9,707,310	$9,043,489	$9,599,610	$10,043,877

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Derivative Financial Instruments - Derivative financial instruments are reported at fair value as either assets or liabilities. These fair values are primarily calculated using discounted cash flow models utilizing observable inputs, such as quoted forward interest rates, and incorporate credit risk adjustments to reflect the risk of default by the counterparty or the Company. The resulting fair values are classified as Level 2 fair value measurements.
Refer to Note 8 “Derivative Financial Instruments” for the fair values of the Company’s derivative financial instruments.
Forward Contract - The Forward Contract is reported at fair value within accrued and other current liabilities as disclosed above. The fair value was calculated using a discounted cash flow analysis as the difference between the present value of the cash consideration to be paid and the value of the Common Stock to be tendered as of the measurement dates. The resulting fair value is classified as Level 2 fair value measurements.
During the three and nine months ended September 30, 2022, changes in fair value of $158 million are included in other income (expense). Refer to Note 10 “Equity” for additional information.
Retail Installment Contract Receivables - The fair values of the Company’s retail installment contract receivables are determined using a discounted cash flow model and are classified as Level 3 fair value measurements.

	September 30, 2022		December 31, 2021
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Retail installment contract receivables, net	$497,799	$375,653	$330,605	$255,147
2.     REVENUE AND RECEIVABLES
Revenue
The Company allocates the transaction price to each performance obligation based on relative standalone selling price, which is determined using observable internal and external pricing, profitability, and operational metrics.
Disaggregated Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
CSB:
Monitoring and related services	$1,021,811	$975,810	$3,026,281	$2,892,291
Installation, product, and other	88,829	59,790	235,437	204,561
Total CSB	1,110,640	1,035,600	3,261,718	3,096,852
Commercial:
Monitoring and related services	137,830	122,579	400,448	352,384
Installation, product, and other	176,468	158,823	501,513	476,887
Total Commercial	314,298	281,402	901,961	829,271
Solar:
Installation, product, and other	179,153	—	586,189	—
Total Solar	179,153	—	586,189	—

Total revenue	$1,604,091	$1,317,002	$4,749,868	$3,926,123
Revenue is recognized in the Condensed Consolidated Statements of Operations net of sales and other taxes. Amounts collected from customers for sales and other taxes are reported as a liability net of the related amounts remitted.
When customers terminate a contract early, contract termination charges are assessed in accordance with the contract terms and are recognized in monitoring and related services revenue when collectability is probable.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The portion of the transaction price associated with monitoring and related services is recognized when these services are provided to the customer and is reflected in monitoring and related services revenue.
The portion of the transaction price associated with the material right is deferred upon initiation of a monitoring contract and reflected as deferred subscriber acquisition revenue in the Condensed Consolidated Balance Sheets. Deferred subscriber acquisition revenue is amortized on a pooled basis over the estimated life of the customer relationship using an accelerated method consistent with the treatment of subscriber system assets and deferred subscriber acquisition costs and is reflected in installation, product, and other revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Amortization of deferred subscriber acquisition revenue	$63,796	$45,020	$175,680	$122,908
Customer-Owned - In transactions involving security systems sold outright to the customer (referred to as outright sales), the Company’s performance obligations generally include the sale and installation of the system and any monitoring and related services.
The portion of the transaction price associated with the sale and installation of a system is recognized either at a point in time or over time based upon the nature of the transaction and contractual terms and is reflected in installation, product, and other revenue. For revenue recognized over time, progress toward complete satisfaction of the performance obligation is primarily measured using a cost-to-cost measure of progress method. The cost input driving revenue recognition for these contracts is based primarily on contract cost incurred to date compared to total estimated contract cost. This measure of progress method includes forecasts based on the best information available and reflects the Company’s judgment to faithfully depict the value of the services transferred to the customer. Approximately half of installation, product, and other revenue generated by the Commercial segment is recognized over time.
The portion of the transaction price associated with monitoring and related services revenue is recognized when services are provided to the customer.
Solar - In transactions within the Solar business, the Company’s performance obligations generally include the sale and installation of a solar system, and may also include additional performance obligations such as roofing services or the sale and installation of additional products such as batteries. Revenue is recognized when control over the products and services are transferred to the customer and is reflected in installation, product, and other revenue.
The Company also enters into agreements with third-party lenders in order to access loan products for the Company’s Solar customers. These lenders remit the amount of such loans, net of fees, upon installation or based on other contractual terms with the third-party lenders. These fees are recorded as a reduction of installation, product, and other revenue and were approximately $29 million and $107 million during the three and nine months ended September 30, 2022, respectively.
In the second quarter of 2022, one of the Company’s third-party lenders that provided loan products for the Company’s Solar customers entered a formal insolvency proceeding to effectuate the wind-down of its operations. During the nine months ended September 30, 2022, charges to the provision for credit losses and revenue associated with the estimated amount of receivables and rebates that are not expected to be collected from this lender were $11 million.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Product and System Sales
Revenue from product and system sales is included in installation, product, and other revenue. Cost of revenue from product and system sales is exclusive of depreciation and amortization.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Revenue from product and system sales	$291,367	$171,030	$891,129	$551,652
Cost of revenue from product and system sales	$225,575	$145,397	$666,869	$452,852
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
Changes in the Allowance for Credit Losses:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Beginning balance	$54,032	$68,342
Provision for credit losses	69,997	40,105
Write-offs, net of recoveries (1)	(62,801)	(48,337)
Ending balance	$61,228	$60,110
________________
(1)Recoveries were not material for the periods presented. As such, the Company presented write-offs, net of recoveries.
Retail Installment Contract Receivables
The Company’s retail installment contract option for security system transactions occurring under both Company-owned and customer-owned equipment models allows qualifying residential customers to pay the fees due at installation over a 24-, 36-, or 60-month interest-free period. The financing component of retail installment contract receivables is not significant.
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
Subsequent to origination, the Company monitors the delinquency status of retail installment contract receivables as the key credit quality indicator. As of September 30, 2022, the current and delinquent billed retail installment contract receivables were not material.
The balance of unbilled retail installment contract receivables comprises:

(in thousands)	September 30, 2022	December 31, 2021
Retail installment contract receivables, gross	$498,607	$331,512
Allowance for credit losses	(808)	(907)
Retail installment contract receivables, net	$497,799	$330,605
Balance Sheet Classification:
Accounts receivable, net	$156,806	$100,385
Other assets	340,993	230,220
Retail installment contract receivables, net	$497,799	$330,605
As of September 30, 2022 and December 31, 2021, retail installment contract receivables, net, used as collateral for borrowings under the Receivables Facility were $462 million and $299 million, respectively. Refer to Note 7 “Debt” for further discussion regarding the Receivables Facility.
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
During the three and nine months ended September 30, 2022 and 2021, contract assets recognized were not material.
The balance of contract assets for residential transactions comprises:

(in thousands)	September 30, 2022	December 31, 2021
Contract assets, gross	$64,263	$106,810
Allowance for credit losses	(6,220)	(12,300)
Contract assets, net	$58,043	$94,510
Balance Sheet Classification:
Prepaid expenses and other current assets	$41,284	$58,452
Other assets	16,759	36,058
Contract assets, net	$58,043	$94,510

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
•Commercial - The Commercial segment primarily includes (i) revenue and operating costs from the sale, installation, servicing, and monitoring of integrated security and automation systems, fire detection and suppression systems, and other related offerings; (ii) other operating costs associated with support functions related to these operations; and (iii) certain dedicated corporate costs and other income and expense items. Customers in the Commercial segment are comprised of larger businesses with more expansive facilities (typically larger than 10,000 square feet) and/or multi-site operations, which often require more sophisticated integrated solutions.
•Solar - The Solar segment primarily includes (i) revenue and operating costs from the design and installation of solar and related solutions and services; (ii) other operating costs associated with support functions related to these operations; and (iii) certain dedicated corporate costs and other income and expense items. Customers in the Solar segment are comprised of residential homeowners who purchase solar and energy storage solutions, energy efficiency upgrades, and roofing services.
The CODM uses Adjusted EBITDA, which is the Company’s segment profit measure, to evaluate segment performance. Adjusted EBITDA is defined as net income or loss adjusted for (i) interest; (ii) taxes; (iii) depreciation and amortization, including depreciation of subscriber system assets and other fixed assets and amortization of dealer and other intangible assets; (iv) amortization of deferred costs and deferred revenue associated with subscriber acquisitions; (v) share-based compensation expense; (vi) merger, restructuring, integration, and other; (vii) losses on extinguishment of debt; (viii) radio conversion costs, net; and (ix) other income/gain or expense/loss items such as changes in fair value of certain financial instruments, impairment charges, financing and consent fees, or acquisition-related adjustments.
The CODM does not review the Company's assets by segment; therefore, such information is not presented.
The following table presents total revenue by segment and a reconciliation to consolidated total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
CSB	$1,110,640	$1,035,600	$3,261,718	$3,096,852
Commercial	314,298	281,402	901,961	829,271
Solar	179,153	—	586,189	—
Total Revenue	$1,604,091	$1,317,002	$4,749,868	$3,926,123

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents Adjusted EBITDA by segment and a reconciliation to consolidated income (loss) before income taxes and equity in net earnings (losses) of equity method investee:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Adjusted EBITDA by segment:
CSB	$592,107	$528,680	$1,733,353	$1,558,055
Commercial	34,310	25,630	89,303	80,251
Solar	(6,476)	—	(4,469)	—
Total	$619,941	$554,310	$1,818,187	$1,638,306

Reconciliation:
Total segment Adjusted EBITDA	$619,941	$554,310	$1,818,187	$1,638,306
Less:
Interest expense, net	30,084	133,275	118,042	347,524
Depreciation and intangible asset amortization	406,332	480,010	1,281,871	1,424,090
Amortization of deferred subscriber acquisition costs	42,244	32,534	118,233	91,364
Amortization of deferred subscriber acquisition revenue	(63,796)	(45,020)	(175,680)	(122,908)
Share-based compensation expense	16,692	16,242	49,644	45,848
Merger, restructuring, integration, and other	6,285	(6,723)	2,968	18,588
Goodwill impairment(1)	149,385	—	149,385	—
Loss on extinguishment of debt	—	36,957	—	37,113
Change in fair value of financial instruments(2)	157,550	—	157,550	—
Radio conversion costs, net	(4,078)	52,295	6,406	171,659
Acquisition related adjustments(3)	(1,226)	1,526	36,397	1,049
Equity in net earnings (losses) of equity method investee	(1,594)	—	(2,542)	—
Other(4)	922	(1,161)	(6,786)	(1,068)
Income (loss) before income taxes and equity in net earnings (losses) of equity method investee	$(118,859)	$(145,625)	$82,699	$(374,953)
________________
(1)    Represents an impairment charge associated with the Company’s Solar reporting unit. Refer to Note 6 “Goodwill and Other Intangible Assets.”
(2)    Represents the change in fair value of the Forward Contract (as defined and discussed in Note 10 “Equity”).
(3)    During 2022, primarily represents the amortization of the customer backlog intangible asset acquired in the ADT Solar Acquisition, which was fully amortized as of March 2022.
(4)    During 2022, primarily represents the gain on sale of a business.
4.     ACQUISITIONS AND DISPOSITION
During the nine months ended September 30, 2022, total consideration related to business acquisitions was approximately $31 million, including approximately $15 million in shares of the Company’s common stock. This resulted in the recognition of approximately $24 million of goodwill.
ADT Solar Acquisition
In December 2021, the Company acquired ADT Solar. Total consideration was approximately $750 million, which consisted of cash paid of $142 million, net of cash acquired, and approximately 75.0 million unregistered shares of the Company’s common stock, par value of $0.01 per share, with a fair value of $569 million (the “Equity Consideration”), including $40 million related to approximately 5.3 million shares of the Company’s common stock that were unissued as of the acquisition date (the “Delayed Shares”). The total fair value of the Equity Consideration was based on the closing stock price of the Company’s common stock on December 8, 2021, the acquisition date, adjusted for the impact of contractual restrictions on the ability for the holders to sell their shares.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company issued approximately 2.6 million shares of the Delayed Shares in June 2022 and approximately 1.3 million shares of the Delayed Shares in September 2022. The remaining Delayed Shares are expected to be issued in December 2022.
There were no material adjustments to the preliminary purchase price allocation during the nine months ended September 30, 2022. Refer to Note 6 “Goodwill and Other Intangible Assets” for information on an impairment loss recognized during the third quarter of 2022 associated with goodwill acquired in the ADT Solar Acquisition.
Disposition
During the nine months ended September 30, 2022, proceeds related to disposal activities totaled approximately $27 million, resulting in a gain of approximately $10 million recognized in selling, general, and administrative expenses.
5.     EQUITY METHOD INVESTMENTS
The Company uses the equity method of accounting to account for an investment in which it has the ability to exercise significant influence but does not control. The carrying amount of the investment is reflected in other assets. The Company recognizes its proportionate share of the investee’s net income or loss in equity in net earnings (losses) of equity method investee. The Company evaluates an equity method investment whenever events or changes in circumstances indicate the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, the Company records a loss in earnings in the current period.
Canopy Investment
In April 2022, the Company closed on its previously announced transaction with Ford Motor Company (“Ford”) to form a new entity, SNTNL LLC (“Canopy”), which combines ADT’s professional security monitoring and Ford’s AI-driven video camera technology to help customers strengthen security of new and existing vehicles across automotive brands. ADT and Ford expect to invest approximately $100 million collectively during the three years following the closing of the transaction, of which ADT will contribute 40%. As part of the initial funding at closing, the Company contributed cash of approximately $11 million (the “Initial Contribution”).
As of September 30, 2022, Canopy did not have any common stock equivalents or dilutive securities that would, if converted, exercised, or issued, significantly change the Company’s proportionate share of Canopy’s net assets or net income or loss.
Variable Interest Entity (“VIE”)
Canopy meets the definition of a VIE because the Company holds a variable interest through its 40% investment in Canopy’s preferred class of equity (the “Canopy Investment”) and fees received under the Canopy Commercial Agreements described below. The Company is not the primary beneficiary, and therefore, does not consolidate Canopy’s assets, liabilities, and financial results of operations. As a result, the Company accounts for its investment in Canopy under the equity method of accounting. The Company records its proportionate share of Canopy’s net income or loss on a one-month delay.
As of September 30, 2022, the Canopy Investment’s carrying amount was approximately $8 million and is presented in other assets. The balance reflects the Initial Contribution as well as the Company’s proportionate share of Canopy’s net loss during the period.
As of September 30, 2022, Canopy’s net assets primarily consisted of cash.
Canopy Commercial Agreements
In connection with the Canopy Investment, the Company entered into various commercial agreements (the “Canopy Commercial Agreements”) through which it will be performing various services on behalf of Canopy, including supply chain support, product engineering support, and monitoring services for Canopy customers. The Company and Canopy are also parties to a trade name licensing agreement. The impact to the condensed consolidated financial statements from the Canopy Commercial Agreements was not material for the periods presented.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.     GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Changes in the carrying amounts of goodwill by reportable segment were as follows:

(in thousands)	CSB	Commercial	Solar	Total
Balance as of December 31, 2021	$4,915,832	$332,845	$694,726	$5,943,403
Acquisitions(1)	16,863	6,816	16,110	39,789
Impairment(2)	—	—	(149,385)	(149,385)
Disposition	—	(11,731)	—	(11,731)
Balance as of September 30, 2022	$4,932,695	$327,930	$561,451	$5,822,076
________________
(1)     Includes the impact of measurement period adjustments. During the nine months ended September 30, 2022, measurement period adjustments were not material.
(2)    The Company had no accumulated goodwill impairment losses as of December 31, 2021.
Solar Goodwill Impairment
As discussed in the Company’s 2021 Annual Report, the Company acquired ADT Solar in December 2021 and assigned all goodwill to the newly created Solar reporting unit. During the third quarter of 2022, as a result of ADT Solar’s underperformance of recent operating results in successive quarters relative to expectations, as well as current macroeconomic conditions, including the impact of the Federal Reserve further increasing the risk-free interest rate, the Company performed an interim impairment quantitative assessment on the Solar reporting unit as of September 30, 2022. Based on the results of the Company’s interim goodwill impairment quantitative analysis, the Company recorded a non-cash goodwill impairment charge of $149 million in the Condensed Consolidated Statements of Operations during the third quarter of 2022.
The Company estimated the fair value of the Solar reporting unit using the income approach, which included significant assumptions such as forecasted revenue, Adjusted EBITDA margins, and discount rates, as well as other assumptions including operating expenses and cash flows. In developing these assumptions, the Company relied on various factors including operating results, business plans, economic projections, anticipated future cash flows, and other market data. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying judgments and factors may include such items as a prolonged downturn in the business environment, changes in economic conditions that significantly differ from the Company’s assumptions in timing or degree, volatility in equity and debt markets resulting in higher discount rates, and unexpected regulatory changes. There are inherent uncertainties related to these judgments and factors that may ultimately impact the estimated fair value determinations.
As the carrying value of the Solar reporting unit approximates its fair value following the impairment charge, the Solar reporting unit is considered at risk of future impairment. If the Company’s assumptions are not realized, or if there are future changes in any of the assumptions due to a change in economic conditions or otherwise, it is possible that a further impairment charge may need to be recorded in the future.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Intangible Assets

	September 30, 2022			December 31, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Contracts and related customer relationships	$6,898,733	$(4,068,817)	$2,829,916	$8,719,363	$(5,753,345)	$2,966,018
Dealer relationships	1,518,020	(518,932)	999,088	1,518,020	(459,248)	1,058,772
Other	224,783	(200,835)	23,948	263,133	(207,572)	55,561
Total definite-lived intangible assets	8,641,536	(4,788,584)	3,852,952	10,500,516	(6,420,165)	4,080,351

Indefinite-lived intangible assets:
Trade name	1,333,000	—	1,333,000	1,333,000	—	1,333,000
Intangible assets	$9,974,536	$(4,788,584)	$5,185,952	$11,833,516	$(6,420,165)	$5,413,351

The change in the net carrying amount of contracts and related customer relationships during the period was as follows:

(in thousands)
Balance as of December 31, 2021	$2,966,018
Acquisition of customer relationships	3,000
Customer contract additions, net of dealer charge-backs(1)	510,870
Amortization	(648,335)
Other	(1,637)
Balance as of September 30, 2022	$2,829,916
________________
(1)     The weighted-average amortization period for customer contract additions was 14 years.
During the nine months ended September 30, 2022, the Company paid $500 million related to customer contract additions under the Company’s authorized dealer program and from other third parties, which is included in dealer generated customer accounts and bulk account purchases on the Condensed Consolidated Statements of Cash Flows.
Contracts and related customer relationships includes customer accounts purchased from certain other third parties during the nine months ended September 30, 2022 for an aggregate contractual purchase price of $101 million, subject to reduction based on customer retention. The Company paid initial cash in the aggregate amount of $78 million at the closings, which is included in the payments for dealer generated customer accounts and bulk account purchases described above.
Additionally, the Company retired certain customer relationship intangible assets acquired in the ADT Acquisition that became fully amortized during the nine months ended September 30, 2022.
Aggregate Amortization Expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Definite-lived intangible asset amortization expense	$215,239	$301,828	$717,924	$901,363

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.     DEBT
The Company’s debt is comprised of the following (in thousands):

Description	Issued	Maturity	Interest Rate(1)	Interest Payable	September 30, 2022	December 31, 2021
First Lien Term Loan due 2026	9/23/2019	9/23/2026	Adj. LIBOR +2.75%	Quarterly	$2,737,217	$2,758,058
First Lien Revolving Credit Facility	3/16/2018	6/23/2026	Adj. LIBOR +2.75%	Quarterly	—	25,000
Second Lien Notes due 2028	1/28/2020	1/15/2028	6.250%	1/15 and 7/15	1,300,000	1,300,000
First Lien Notes due 2024	4/4/2019	4/15/2024	5.250%	2/15 and 8/15	750,000	750,000
First Lien Notes due 2026	4/4/2019	4/15/2026	5.750%	3/15 and 9/15	1,350,000	1,350,000
First Lien Notes due 2027	8/20/2020	8/31/2027	3.375%	6/15 and 12/15	1,000,000	1,000,000
First Lien Notes due 2029	7/29/2021	8/1/2029	4.125%	2/1 and 8/1	1,000,000	1,000,000
ADT Notes due 2023	1/14/2013	6/15/2023	4.125%	6/15 and 12/15	700,000	700,000
ADT Notes due 2032	5/2/2016	7/15/2032	4.875%	1/15 and 7/15	728,016	728,016
ADT Notes due 2042	7/5/2012	7/15/2042	4.875%	1/15 and 7/15	21,896	21,896
Receivables Facility	3/5/2020	8/20/2027	Adj. Daily SOFR +0.85%	Monthly	329,655	199,056
Other debt(2)					2,958	4,732
Total debt principal, excluding finance leases					9,919,742	9,836,758
Plus: Finance lease liabilities(3)					95,750	93,080
Less: Unamortized debt discount, net					(14,244)	(16,678)
Less: Unamortized deferred financing costs					(54,471)	(64,014)
Less: Unamortized purchase accounting fair value adjustment and other					(143,717)	(156,456)
Total debt					9,803,060	9,692,690
Less: Current maturities of long-term debt, net of unamortized debt discount					(857,746)	(117,592)
Long-term debt					$8,945,314	$9,575,098
_________________
(1)    LIBOR refers to the London Interbank Offered Rate. SOFR refers to the Secured Overnight Financing Rate.
(2)    Other debt primarily consists of vehicle loans at various interest rates and maturities.
(3)    Refer to Note 14 “Leases” for additional information regarding the Company’s finance leases.
Significant changes in the Company’s debt during the nine months ended September 30, 2022 were as follows:
First Lien Credit Agreement
The Company’s first lien credit agreement, dated as of July 1, 2015 (together with subsequent amendments and restatements, the “First Lien Credit Agreement”), contains a first lien term loan facility (the “First Lien Term Loan due 2026”) and the First Lien Revolving Credit Facility.
During the nine months ended September 30, 2022, the Company borrowed $480 million and repaid $505 million under its First Lien Revolving Credit Facility.
As of September 30, 2022, the Company had $575 million in available borrowing capacity under the First Lien Revolving Credit Facility.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Term Loan A Facility
In September 2022, Prime Security Services Borrower, LLC (“Prime Borrower”), a Delaware limited liability company and a wholly owned indirect subsidiary of the Company, as borrower, and The ADT Corporation, a Delaware corporation and a wholly owned direct subsidiary of Prime Borrower (together with Prime Borrower, the “Term Loan A Facility Borrowers”), entered into a debt commitment letter (the “Commitment Letter”) with various lenders, pursuant to which the lenders have committed, at the option of the Term Loan A Facility Borrowers (in their sole discretion) and subject to the satisfaction or waiver of customary conditions, to provide the Term Loan A Facility Borrowers up to an aggregate principal amount of $600 million of term loans under a senior secured term loan A facility (the “Term Loan A Facility”) under a term loan credit agreement (the “Term Loan A Credit Agreement”) on or before March 15, 2023 (the “Commitment Termination Date”).
On or before the Commitment Termination Date, the Term Loan A Facility Borrowers may, but are not required to, execute the Term Loan A Credit Agreement and incur indebtedness under the Term Loan A Facility (the “Execution Date”). Additionally, at the option of the Term Loan A Facility Borrowers, the commitments set forth in the Commitment Letter may be terminated at any time prior to the Commitment Termination Date. The proceeds of any borrowings under the Term Loan A Facility are required to be used to redeem a portion of the 4.125% senior notes due June 15, 2023 issued by the ADT Corporation (the “ADT Notes due 2023”).
The Term Loan A Facility will have a maturity date of five years from the Execution Date and will be subject to a springing maturity of 91 days prior to the maturity date of certain long-term indebtedness of Prime Borrower and its subsidiaries if, on such date, the aggregate principal amount of such indebtedness equals or exceeds $100 million.
The Term Loan A Facility will require scheduled quarterly principal payments in annual amounts equal to 5.00% of the original principal amount of the Term Loan A Facility, with the balance payable at maturity. The Term Loan A Facility Borrowers may make voluntary prepayments on the Term Loan A Facility at any time prior to maturity at par.
Borrowings under the Term Loan A Facility, if any, will bear interest at a rate equal to, at Prime Borrower’s option, either (a) a term SOFR rate plus an adjustment of 0.10% (“Adjusted SOFR”) or (b) a base rate (“Base Rate”) determined by reference to the highest of (i) the federal funds rate plus 0.50% per annum, (ii) the prime rate published by The Wall Street Journal, and (iii) the one-month Adjusted SOFR plus 1.00% per annum , in each case, plus an applicable margin of 2.50% per annum for Adjusted SOFR loans and 1.50% per annum for Base Rate loans, subject to adjustments based on certain specified net first lien leverage ratios.
Indebtedness incurred under the Term Loan A Facility will be guaranteed, jointly and severally, on a senior secured first-priority basis, by substantially all of Prime Borrower’s wholly owned material domestic subsidiaries, and by Prime Borrower’s direct parent, on a limited recourse basis, and will be secured by a pledge of Prime Borrower’s capital stock directly held by its direct parent and by first-priority security interests in substantially all of the assets of Prime Borrower and the subsidiary guarantors, in each case subject to certain permitted liens and exceptions. The Term Loan A Facility will be subject to customary mandatory prepayment provisions, covenants and restrictions, including a financial maintenance covenant requiring the Term Loan A Facility Borrowers to comply as of the last day of each fiscal quarter with a specified maximum consolidated net first lien leverage ratio.
As of September 30, 2022, the Company has not incurred indebtedness under the Term Loan A Facility.
Fees associated with the Term Loan A Facility were not material during the three and nine months ended September 30, 2022.
ADT Notes due 2023
As of September 30, 2022, the Company had an outstanding balance of $700 million under its ADT Notes due 2023 that was classified as a current liability, net of any unamortized debt discount. The Company is required to use borrowings under the Term Loan A Facility to redeem a portion of the ADT Notes due 2023 and pay related fees and expenses incurred in connection with the transaction.
Receivables Facility
Under the Receivables Facility, the Company obtains financing by selling or contributing certain retail installment contract receivables to the Company’s wholly-owned consolidated bankruptcy-remote special purpose entity (“SPE”), which then grants a security interest in those retail installment contract receivables as collateral for cash borrowings.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Receivables Facility permits up to $400 million of uncommitted financing secured by the Company’s retail installment contract receivables owned by the SPE. The Company services the transferred retail installment contract receivables and is responsible for ensuring the related collections are remitted to a segregated bank account in the name of the SPE. On a monthly basis, the segregated account is utilized to make required principal, interest, and other payments due under the Receivables Facility. The segregated account is considered restricted cash, and any outstanding balance is reflected in prepaid expenses and other current assets.
In May 2022, the Company amended the Receivables Facility to change the benchmark rate from 1-month LIBOR to Daily SOFR. In addition, the May 2022 amendment extended the scheduled termination date for the uncommitted revolving period from October 2022 to May 2023, and amended certain other terms to increase the advance rate on pledged collateral.
During the nine months ended September 30, 2022, the Company received proceeds of $212 million and repaid $81 million under the Receivables Facility.
As of September 30, 2022, the Company had an uncommitted available borrowing capacity under the Receivables Facility of $70 million.
The Receivables Facility did not have a material impact to the Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2022 and 2021, respectively.
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
The SPE meets the definition of a VIE for which the Company is the primary beneficiary as it has the power to direct the SPE’s activities and the obligation to absorb losses or the right to receive benefits of the SPE. As such, the Company consolidates the SPE’s assets, liabilities, and financial results of operations.
The SPE’s assets and liabilities primarily consist of a portion of the Company’s unbilled retail installment contract receivables, net, as discussed in Note 2 “Revenue and Receivables,” and borrowings under the Receivables Facility, as presented above.
SOFR Transition
By June 2023 (the “SOFR Transition Date”), SOFR will replace the forward LIBOR as the applicable benchmark rate for all existing and future issuances of the Company’s debt instruments with a variable rate component. Existing instruments under the First Lien Credit Agreement will continue to be based on LIBOR until the SOFR Transition Date, unless transitioned to SOFR prior to such date pursuant to the terms of the First Lien Credit Agreement. In addition, any modification, such as a repricing, or any new debt issuances with a variable rate component, will utilize SOFR.
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
For interest rate swap contracts that are:
•Not designated as cash flow hedges: Unrealized gains and losses are recognized in interest expense, net.
•Designated as cash flow hedges: Unrealized gains and losses are recognized as a component of accumulated other comprehensive income (loss) (“AOCI”) and are reclassified into interest expense, net, in the same period in which the related interest on debt affects earnings.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The cash flows associated with interest rate swap contracts that included an other-than-insignificant financing element at inception are reflected as cash flows from financing activities.
Interest Rate Swaps:
In March 2020, the Company de-designated interest rate swap contracts previously designated as cash flow hedges with an aggregate notional amount of $3.0 billion.
In April 2022, the Company’s January and February 2019 interest rate swaps with an aggregate notional amount of $425 million reached maturity. The impact related to this was not material.
As of September 30, 2022, the Company’s interest rate swaps consisted of the following (in thousands):

Execution	Maturity	Designation	Notional Amount
October 2019	September 2026	Not designated	$2,800,000
Fair Value of Interest Rate Swaps:

Balance Sheet Classification (in thousands)	September 30, 2022	December 31, 2021
Prepaid expenses and other current assets	$58,928	$—
Other assets	$135,339	$—
Accrued expenses and other current liabilities	$—	$50,360
Other liabilities	$—	$67,976
Unrealized Gain (Loss) on Interest Rate Swaps:

	Three Months Ended September 30,		Nine Months Ended September 30,
Statement of Operations Classification (in thousands)	2022	2021	2022	2021
Interest expense, net	$108,041	$23,033	$312,603	$115,090
Reclassifications out of AOCI:
The following reclassifications out of AOCI relate to previously designated cash flow hedges:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Reclassifications to interest expense	$5,389	$15,581	$28,656	$46,024
Reclassifications to income tax benefit	$(1,301)	$(3,791)	$(6,915)	$(11,197)
As of September 30, 2022 and December 31, 2021, AOCI, net of tax, related to previously designated cash flow hedges was $50 million and $71 million, respectively.
As of September 30, 2022, approximately $20 million of AOCI associated with previously designated cash flow hedges is estimated to be reclassified to interest expense, net, within the next twelve months.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Information
During the nine months ended September 30, 2022 and 2021, the Company paid $27 million and $42 million, respectively, related to settlements on interest rate swap contracts that included an other-than-insignificant financing element at inception.
9.     INCOME TAXES
Unrecognized Tax Benefits
The Company’s unrecognized tax benefits relate to tax years that remain subject to audit by the taxing authorities in the U.S. federal, state and local, and foreign jurisdictions. During the nine months ended September 30, 2022, the Company did not have a material change to its unrecognized tax benefits. Based on the current status of its income tax audits, the Company does not believe a significant portion of its unrecognized tax benefits will be resolved in the next twelve months.
Effective Tax Rate
The effective tax rate can vary from period to period due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as changes in the overall state tax rate.
The Company’s income tax expense for the three months ended September 30, 2022 was $2 million, resulting in an effective tax rate for the period of (1.3)%. The effective tax rate primarily represents the federal statutory rate of 21.0% plus a state statutory tax rate, net of federal benefits, of 6.5%, favorable impacts from research and development (“R&D”) credits and other items, partially offset by an unfavorable impact related to the fair value adjustment of the Forward Contract.
The Company’s income tax benefit for the three months ended September 30, 2021 was $36 million, resulting in an effective tax rate for the period of 25.1%. The effective tax rate primarily represents the federal statutory rate of 21.0% and a state statutory tax rate, net of federal benefits, of 3.1%.
The Company’s income tax expense for the nine months ended September 30, 2022 was $59 million, resulting in an effective tax rate for the period of 71.3%. The effective tax rate primarily represents the federal statutory rate of 21.0%, a state statutory tax rate, net of federal benefits, of 5.0%, unfavorable impacts related to the fair value adjustment of the Forward Contract and other items, partially offset by favorable impacts from R&D credits and other items.
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
Delayed Effective Dates for Tax Law Changes under the Tax Cuts and Jobs Act
Certain changes to U.S. federal tax law included in the Tax Cuts and Jobs Act had a delayed effective date and have taken effect for tax years beginning after December 31, 2021. Under Internal Revenue Code (“IRC”) Section 163(j), the limitation on net business interest expense deductions will no longer be increased by deductions for depreciation, amortization, or depletion. Under IRC Section 174, specified research and experimentation expenditures must now be capitalized and amortized.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Inflation Reduction Act
The Inflation Reduction Act (the “IRA”) was signed into law in August 2022. The IRA, among other provisions, implements (i) a 15% corporate alternative minimum tax (“CAMT”) on book income for corporations whose average annual adjusted financial statement income during the most recently-completed three-year period exceeds $1.0 billion, (ii) a 1% excise tax on net stock repurchases, and (iii) several tax incentives to promote clean energy including an extension of the investment tax credit. Both the CAMT and the excise tax provisions are effective for tax years beginning after December 31, 2022, and as of September 30, 2022, the Company does not anticipate any material impact.
10.     EQUITY
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
Class B Common Stock was issued in September 2020 to Google LLC (“Google”) in a private placement pursuant to a securities purchase agreement dated July 31, 2020. Each share of Class B Common Stock has equal status and rights to dividends as a share of Common Stock. The holder of Class B Common Stock has one vote for each share of Class B Common Stock held on all matters on which stockholders are entitled to vote generally except for voting on the election, appointment, or removal of directors of the Company. Additionally, each share of Class B Common Stock will immediately become convertible into one share of Common Stock, at the option of the holder, subject to certain timing and restrictions.
State Farm Strategic Investment and Tender Offer
On September 5, 2022, the Company entered into a securities purchase agreement with State Farm Fire & Casualty Company (“State Farm”) (the “State Farm Securities Purchase Agreement”), pursuant to which the Company agreed to issue and sell in a private placement to State Farm 133,333,333 shares of the Company’s Common Stock (the “State Farm Shares”) at a per share price of $9.00 for an aggregate purchase price of $1.2 billion (the “State Farm Strategic Investment”).
On September 12, 2022, and in connection with the State Farm Strategic Investment, the Company commenced a tender offer to purchase up to 133,333,333 shares of the Company’s Common Stock (including shares issued upon conversion of shares of Class B Common Stock ) (the “Tender Shares”) at a price of $9.00 per share (the “Tender Offer”) using proceeds from the State Farm Strategic Investment.
The State Farm Strategic Investment closed on October 13, 2022 (the “Closing”), and the Company issued and sold the State Farm Shares at a price of $9.00 per share.
After giving effect to the State Farm Strategic Investment and the Tender Offer, State Farm owned approximately 15% of the Company’s issued and outstanding Common Stock (assuming conversion of Class B Common Stock), and as a result, became a related party at the Closing.
State Farm Investor Rights Agreement
At the Closing, the Company and State Farm entered into an Investor Rights Agreement (the “State Farm Investor Rights Agreement”), pursuant to which the Board of Directors of the Company (the “Board”) increased its size by one director and appointed a designee of State Farm as a member of the Board.
Pursuant to the terms of the State Farm Investor Rights Agreement, State Farm will also be bound by customary transfer and standstill restrictions and drag-along rights, and be afforded customary registration rights with respect to the State Farm Shares. In particular, State Farm (a) will be prohibited, subject to certain customary exceptions, from transferring any of the State Farm Shares until the earlier of (i) the three-year anniversary of the Closing and (ii) the date on which the State Farm Development Agreement has been validly terminated, other than in the event of termination by the Company for a material breach thereof by State Farm, and (b) will be subject to certain standstill restrictions, including that State Farm will be restricted from acquiring additional equity securities of the Company if such acquisition would result in State Farm (and its affiliates) acquiring beneficial ownership in excess of 18% of the issued and outstanding Common Stock, taking into account on an as-converted

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
basis the issued and outstanding Class B Common Stock, until five (5) days after the date that no designee of State Farm serves on the Board and State Farm has no rights (or has irrevocably waived its right) to nominate a designee to the Board. Notwithstanding the standstill restrictions described above, State Farm will not be restricted from acquiring shares of Common Stock or other equity securities of the Company from Prime Security Services TopCo Parent, L.P. and its affiliates so long as State Farm and its affiliates would not, subject to certain exceptions, beneficially own in excess of 25% of the issued and outstanding Common Stock, taking into account on an as-converted basis the issued and outstanding Class B Common Stock, as a result of such acquisition.
In addition, under the terms of the State Farm Investor Rights Agreement, in the event that the Company proposes to issue and sell shares of Common Stock, Class B Common Stock, or other equity securities of the Company to certain homeowners’ insurance and reinsurance companies, State Farm will have a right of first refusal with respect to such proposed issuance and sale on the same terms and conditions (the “ROFR”). The ROFR will terminate upon the earliest to occur of (i) State Farm and its permitted transferees no longer collectively owning shares of Common Stock equal to at least 50% of the State Farm Shares, (ii) the termination of the State Farm Development Agreement by the Company for a material breach by State Farm and (iii) to the extent that the State Farm Development Agreement does not remain in effect on such date, the five (5) year anniversary of the Closing.
State Farm Development Agreement
At the Closing, the Company, ADT LLC (an indirect wholly owned subsidiary of the Company), and State Farm entered into a Development Agreement (the “State Farm Development Agreement”) pursuant to which State Farm committed up to $300 million to an opportunity fund that will fund certain product and technology innovation, customer growth, and marketing initiatives to be agreed between State Farm and the Company (the “Opportunity Fund”).
Additionally at Closing, the Company received $100 million of the Opportunity Fund, which will be restricted until such time as the Company uses the funds in accordance with the State Farm Development Agreement. The Company’s use of the funds is also subject to approval by State Farm.
Tender Offer
Concurrently with the execution of the State Farm Securities Purchase Agreement, (i) Apollo delivered to the Company a Tender and Support Agreement, pursuant to which Apollo agreed to collectively tender (and not withdraw) no fewer than 133,333,333 shares of Common Stock in the Tender Offer (the “Apollo Support Agreement”), and (ii) Google delivered to the Company a Support Agreement, pursuant to which Google agreed to not convert and tender any of its shares of Class B Common Stock.
The Tender Offer is considered a contingent forward purchase contract (the “Forward Contract”), which is recorded at fair value in the Condensed Consolidated Balance Sheet. The fair value of the Forward Contract is estimated as the difference between the present value of the cash consideration to be paid and the value of the Company’s Common Stock to be tendered. At the commencement of the Tender Offer, the Company recorded a liability and a reduction to additional paid in capital of $42 million, which is a non-cash financing activity for the three and nine months ended September 30, 2022. Changes in fair value since inception through September 30, 2022 of $158 million are recognized in other income (expense). As of September 30, 2022, the fair value of the Forward Contract was $199 million, which is reflected in accrued and other current liabilities. Fees associated with the Forward Contract were not material during the three and nine months ended September 30, 2022.
In the fourth quarter of 2022, the Company expects to record a gain of approximately $95 million related to changes in fair value of the Forward Contract.
The Tender Offer expired on October 20, 2022. On October 26, 2022, the Company used proceeds from the State Farm Strategic Investment to repurchase an aggregate of 133,333,333 shares of the Company’s Common Stock at a purchase price of $9.00 per share for $1.2 billion, excluding fees and expenses, subject to the terms and conditions described in the Offer to Purchase dated September 12, 2022 (as amended from time to time, the “Offer to Purchase”). The Tender Shares were subject to the “odd lot” priority and proration provisions described in the Offer to Purchase as the Tender Offer was substantially over-subscribed. No shares of Class B Common Stock were converted and tendered in the Tender Offer.
The portion of the Company’s issued and outstanding Common Stock (assuming conversion of Class B Common Stock) owned by Apollo prior and subsequent to the Tender Offer was 67% and 55%, respectively.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Dividends

(in thousands, except per share data)			Common Stock		Class B Common Stock
Declaration Date	Record Date	Payment Date	Per Share	Aggregate	Per Share	Aggregate
Nine Months Ended September 30, 2022
3/1/2022	3/17/2022	4/4/2022	$0.035	$29,842	$0.035	$1,916
5/5/2022	6/16/2022	7/5/2022	0.035	30,028	0.035	1,916
8/4/2022	9/15/2022	10/4/2022	0.035	30,112	0.035	1,916
		Total	$0.105	$89,982	$0.105	$5,748

Nine Months Ended September 30, 2021
2/25/2021	3/18/2021	4/1/2021	$0.035	$27,220	$0.035	$1,916
5/5/2021	6/17/2021	7/1/2021	0.035	27,268	0.035	1,916
8/4/2021	9/16/2021	10/5/2021	0.035	27,270	0.035	1,916
		Total	$0.105	$81,758	$0.105	$5,748
Subsequent Event - On November 3, 2022, the Company announced a dividend of $0.035 per share to holders of Common Stock and Class B Common Stock of record on December 15, 2022, which will be distributed on January 4, 2023.
Accumulated Other Comprehensive Income (Loss)
Refer to Note 8 “Derivative Financial Instruments” for AOCI reclassifications associated with cash flow hedges. There were no other material reclassifications out of AOCI.
11.     SHARE-BASED COMPENSATION
Share-based compensation expense recognized in selling, general, and administrative expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Share-based compensation expense	$16,692	$16,242	$49,644	$45,848
Restricted Stock Units
During the nine months ended September 30, 2022, the Company granted approximately 6.4 million restricted stock units (“RSUs”) under its 2018 Omnibus Incentive Plan, as amended (the “2018 Plan”). These RSUs are service-based awards, primarily with a three-year graded vesting period from the date of grant.
The fair value of the RSUs is equal to the closing price per share of the Company’s Common Stock on the date of grant, which resulted in a weighted-average grant date fair value of $7.85.
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
Performance Share Units
In June 2022, the Company granted 1.6 million performance share units (“PSUs”) in connection with a business combination that the Company will account for as share-based compensation. These PSUs contain both service and performance vesting conditions that must be met on an annual basis with the final vesting date in October 2025.
The fair value of the PSUs is equal to the closing price per share of the Company’s Common Stock on the date of grant, which resulted in a weighted-average grant date fair value of $7.46. The PSUs are not entitled to dividend equivalent units.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12.     NET INCOME (LOSS) PER SHARE
The Company applies the two-class method for computing and presenting net income (loss) per share for each class of common stock, which allocates current period net income (loss) to each class of common stock and participating securities based on (i) dividends declared and (ii) participation rights in the remaining undistributed earnings (losses).
Basic net income (loss) per share is computed by dividing the net income (loss) allocated to each class of common stock by the related weighted-average number of shares outstanding during the period. Diluted net income (loss) per share gives effect to all securities representing potential common shares that were dilutive and outstanding during the period for each class of common stock and excludes potentially dilutive securities whose effect would have been anti-dilutive.
Common Stock:
Potential shares of Common Stock include (i) incremental shares related to the vesting or exercise of share-based compensation awards, warrants, and other options to purchase additional shares of the Company’s Common Stock calculated using the treasury stock method and (ii) incremental shares of Common Stock issuable upon the conversion of Class B Common Stock.

	Three Months Ended September 30,		Nine Months Ended September 30,
in thousands, except per share amounts	2022	2021	2022	2021
Allocation of net income (loss) - basic	$(114,600)	$(101,850)	$19,911	$(263,957)
Dilutive effect	—	—	(50)	—
Allocation of net income (loss) - diluted	$(114,600)	$(101,850)	$19,861	$(263,957)

Weighted-average shares outstanding - basic	850,230	766,814	847,456	765,162
Dilutive effect	—	—	10,240	—
Weighted-average shares outstanding - diluted	850,230	766,814	857,696	765,162

Net income (loss) per share - basic	$(0.13)	$(0.13)	$0.02	$(0.35)
Net income (loss) per share - diluted	$(0.13)	$(0.13)	$0.02	$(0.35)
For the three months ended September 30, 2022 and the three and nine months ended September 30, 2021, all potential shares of Common Stock that would be dilutive were excluded from the diluted earnings per share calculations because their effects would have been anti-dilutive.
Excluded from the diluted earnings per share calculations for the nine months ended September 30, 2022 because their effects would have been anti-dilutive were (i) shares of Class B Common Stock, (ii) weighted-average shares of approximately 16.2 million primarily related to share-based compensation awards, and (iii) the impact from the State Farm Strategic Investment.
Additionally, the basic and diluted earnings per share computations for Common Stock exclude 9.4 million unvested shares as their vesting is contingent upon achievement of certain performance requirements which have not been met as of September 30, 2022.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Class B Common Stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
in thousands, except per share amounts	2022	2021	2022	2021
Allocation of net income (loss) - basic	$(7,387)	$(7,279)	$1,264	$(18,916)
Dilutive effect(1)	—	—	—	—
Allocation of net income (loss) - diluted	$(7,387)	$(7,279)	$1,264	$(18,916)

Weighted-average shares outstanding - basic	54,745	54,745	54,745	54,745
Dilutive effect(1)	—	—	—	—
Weighted-average shares outstanding - diluted	54,745	54,745	54,745	54,745

Net income (loss) per share - basic	$(0.13)	$(0.13)	$0.02	$(0.35)
Net income (loss) per share - diluted	$(0.13)	$(0.13)	$0.02	$(0.35)
________________
(1)    There were no potential shares of Class B Common Stock during the periods presented.
13.     COMMITMENTS AND CONTINGENCIES
Contractual Obligations
There have been no material changes to the Company’s contractual obligations as compared to December 31, 2021, except as discussed below:
Google Commercial Agreement
In July 2020, the Company and Google entered into a Master Supply, Distribution, and Marketing Agreement (the “Google Commercial Agreement”), pursuant to which Google has agreed to supply the Company with certain Google devices as well as certain Google video and analytics services (“Google Devices and Services”), for sale to the Company’s customers. Subject to customary termination rights related to breach and change of control, the Google Commercial Agreement has an initial term of seven years from the date that the Google Devices and Services are successfully integrated into the Company’s end-user security and automation platform. Further, subject to certain carve-outs, the Company has agreed to exclusively sell Google Devices and Services to its customers.
In June 2022, the Company amended the Google Commercial Agreement to extend the date for the launch of the integrated Google Devices and Services until September 30, 2022. As of September 30, 2022, Google has the contractual right to require the Company, with certain exceptions, until such integration, to exclusively offer Google Devices and Services without integration for all new professional installations and for existing customers who do not have ADT Pulse or ADT Control interactive services. The Company has already begun providing Google video services and devices and will continue to do so on a non-integrated basis, and is working closely with Google toward an integrated solution.
The Google Commercial Agreement also specifies that each party shall contribute $150 million towards the joint marketing of devices and services; customer acquisition; training of the Company’s employees for the sales, installation, customer service, and maintenance for the product and service offerings; and technology updates for products included in such offerings. Each party is required to contribute such funds in three equal tranches, subject to the attainment of certain milestones.
In August 2022, the Company and Google executed an amendment to the Google Commercial Agreement (the “Google Commercial Agreement Amendment”), pursuant to which Google has agreed to commit an additional $150 million to fund growth, data and insights, product innovation and technology advancements, customer acquisition, and marketing, as mutually agreed by the Company and Google. The additional success funds will be funded in three equal tranches, subject to the attainment of certain milestones.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Obligations
In 2021, the Company entered into agreements for potential future customer account purchases from two distinct third parties, assuming certain conditions are met, over the course of those agreements. As of September 30, 2022, remaining commitments for those potential future customer account purchases were not material.
Guarantees
In the normal course of business, the Company is liable for contract completion and product performance. The Company’s guarantees primarily relate to standby letters of credit related to its insurance programs and totaled $86 million and $76 million as of September 30, 2022 and December 31, 2021, respectively. The Company does not believe such obligations will materially affect its financial position, results of operations, or cash flows.
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
Legal Proceedings
The Company is subject to various claims and lawsuits in the ordinary course of business, which include among other things commercial general liability claims, automobile liability claims, contractual disputes, worker’s compensation claims, labor law and employment claims, claims that the Company infringed on the intellectual property of others, and consumer and employment class actions. The Company is also subject to regulatory and governmental examinations, information requests and subpoenas, inquiries, investigations, and threatened legal actions and proceedings. In connection with such formal and informal inquiries, the Company receives numerous requests, subpoenas, and orders for documents, testimony, and information in connection with various aspects of its activities. There have been no material changes to these matters from those disclosed in the 2021 Annual Report except as described below.
The Company records accruals for losses that are probable and reasonably estimable. These accruals are based on a variety of factors such as judgment, probability of loss, opinions of internal and external legal counsel, and actuarially determined estimates of claims incurred but not yet reported based upon historical claims experience. Legal costs in connection with claims and lawsuits in the ordinary course of business are expensed as incurred. Additionally, the Company records insurance recovery receivables from third-party insurers when recovery has been determined to be probable. The Company has not accrued for any losses for which the likelihood of loss cannot be assessed, is less than probable, or the range of possible loss cannot be estimated.
As of September 30, 2022 and December 31, 2021, the Company’s accrual for ongoing claims and lawsuits within the scope of an insurance program totaled $94 million and $90 million, respectively. The Company’s accrual related to ongoing claims and lawsuits not within the scope of an insurance program is not material.
Unauthorized Access by a Former Technician
In April 2020, after investigating a customer inquiry, the Company self-disclosed that a former technician based in Dallas, Texas had, during service visits, added his personal email address to certain of the Company’s customers’ accounts, which provided this employee with varying levels of unauthorized personal access to such customers’ in-home security systems. As of September 30, 2022, the Company and its insurers had settled or have reached agreements in principle to settle all material pending lawsuits, arbitrations, and demands arising from this incident. All such pending settlements and agreements are for monetary amounts within the Company’s insured levels.
14.     LEASES
Company as Lessee
As part of normal operations, the Company leases real estate, vehicles, and equipment from various counterparties with lease terms and maturities through 2034. For these transactions, the Company applies the practical expedient to not separate the lease and non-lease components and accounts for the combined component as a lease. Additionally, the Company’s right-of-use assets and lease liabilities include leases with initial lease terms of 12 months or less.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The Company’s leases do not contain material residual value guarantees or restrictive covenants. The Company’s subleases are not material.
Right-of-Use Assets and Lease Liabilities:

(in thousands)			September 30, 2022	December 31, 2021
Presentation and Classification:
Operating	Current	Prepaid expenses and other current assets	$271	$230
Operating	Non-current	Other assets	135,316	125,945
Finance	Non-current	Property and equipment, net(1)	94,088	88,962
Total right-of-use assets			$229,675	$215,137

Operating	Current	Accrued expenses and other current liabilities	$31,022	$37,359
Finance	Current	Current maturities of long-term debt	46,001	38,730
Operating	Non-current	Other liabilities	115,050	99,734
Finance	Non-current	Long-term debt	49,749	54,350
Total lease liabilities			$241,822	$230,173
_________________
(1)Finance right-of-use assets are recorded net of accumulated depreciation of approximately $101 million and $78 million as of September 30, 2022 and December 31, 2021, respectively.
Lease Cost:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Operating lease cost	$11,530	$11,418	$36,047	$36,470
Finance lease cost:
Amortization of right-of-use assets	11,276	7,481	31,919	20,659
Interest on lease liabilities	945	707	2,645	2,083
Variable lease costs	23,117	20,448	72,115	53,580
Total lease cost	$46,868	$40,054	$142,726	$112,792

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Cash Flow and Supplemental Information:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases:
Operating cash flows	$35,698	$34,622
Finance leases:
Operating cash flows	$2,645	$2,083
Financing cash flows	$33,749	$22,566

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$40,400	$14,999
Finance leases	$37,275	$36,465
Company as Lessor
The Company is a lessor in certain Company-owned transactions as the Company has identified a lease component associated with the right-of-use of the security system and a non-lease component associated with the monitoring and related services.
For transactions in which (i) the timing and pattern of transfer is the same for the lease and non-lease components and (ii) the lease component would be classified as an operating lease if accounted for separately, the Company applies the practical expedient to aggregate the lease and non-lease components and accounts for the combined transaction based upon its predominant characteristic, which is the non-lease component. The Company accounts for the combined component as a single performance obligation under the applicable revenue guidance and recognizes the underlying assets within subscriber system assets, net.
For transactions that do not qualify for the practical expedient as the lease component represents a sales-type lease, the Company accounts for the lease and non-lease components separately. The Company’s sales-type leases are not material.
15.     RELATED PARTY TRANSACTIONS
The Company’s related party transactions primarily relate to products and services received from, or monitoring and related services provided to, other entities affiliated with Apollo, as well as management, consulting, and transaction advisory services provided by Apollo to the Company. There were no significant related party transactions during the periods presented other than as described below:
Apollo
Upon initial funding of the Term Loan A Facility, the Company will owe fees to Apollo, which are not expected to be material, related to Apollo’s performance of placement agent services related to such debt.
Sunlight Financial LLC
ADT Solar uses Sunlight Financial LLC (“Sunlight”), an entity affiliated with Apollo, to access certain loan products for ADT Solar customers, as discussed in Note 2 “Revenue and Receivables.”
Total loans funded by Sunlight were approximately $116 million and $359 million, respectively, for the three and nine months ended September 30, 2022. As of September 30, 2022, approximately $42 million may be subject to a temporary clawback.
Additionally, the Company incurred $14 million and $44 million, respectively, of financing fees for the three and nine months ended September 30, 2022.
As of September 30, 2022, there were no significant amounts due to/from Sunlight.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Rackspace US, Inc.
During October 2020, the Company entered into a master services agreement with Rackspace US, Inc. (“Rackspace”), an entity affiliated with Apollo, for the provision of cloud storage, equipment, and services to facilitate the implementation of the Company’s cloud migration strategy for certain applications.
The master services agreement includes a minimum purchase commitment of $50 million over a seven year term, which can be satisfied through spend with other parties. As of September 30, 2022, total purchases towards the satisfaction of this commitment were approximately $19 million since inception. During the three and nine months ended September 30, 2022, the Company incurred fees to Rackspace of $3 million and $9 million, respectively.
Canopy
Canopy is considered a related party under GAAP, as the Company accounts for its investment in Canopy under the equity method of accounting. Except for the transactions described in Note 5 “Equity Method Investments,” there were no other significant related party transactions with Canopy during the period.
Other Transactions
During the nine months ended September 30, 2022, the Company incurred fees in the ordinary course of business with certain entities affiliated with Apollo including (i) $2.4 million for a digital customer experience partner; (ii) $2.4 million for certain technical services encompassing the purchase and support of IT equipment; and (iii) $1.7 million for certain technology and communications services.

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
Table of Contents
•Overview and Basis of Presentation
•Factors Affecting Operating Results
•Key Performance Indicators
•Results of Operations
•Non-GAAP Measures
•Liquidity and Capital Resources
•Critical Accounting Estimates
•Cautionary Statements Regarding Forward-Looking Statements
OVERVIEW AND BASIS OF PRESENTATION
Our Business
ADT Inc., together with its wholly-owned subsidiaries (collectively, the “Company,” “we,” “our,” “us,” and “ADT”), is a leading provider of security, interactive, and smart home solutions serving residential, small business, and commercial customers in the U.S. Since the acquisition of Compass Solar Group, LLC (now “ADT Solar”) (the “ADT Solar Acquisition”) in December 2021, we also provide residential solar and energy storage solutions. We believe solar is a logical extension of our offerings as it enhances our ability to deliver an integrated safe, smart, and sustainable home experience.
Our mission is to empower people to protect and connect to what matters most - their families, homes, and businesses - by delivering safe, smart, and sustainable lifestyle-driven solutions through professionally installed, do-it-yourself (“DIY”), and mobile or other digital-based offerings supported by our 24/7 professional monitoring services.
We are building a strong platform for growth by focusing on improving customer satisfaction and retention, increasing our recurring monthly revenue through subscriber acquisition and the introduction of new products and services, increasing the rate at which new subscribers opt for our interactive services, and reducing our revenue payback period.
Basis of Presentation and Segments
All financial information presented in this section has been prepared in U.S. dollars in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and includes the accounts of ADT Inc. and its wholly-owned subsidiaries. All intercompany transactions have been eliminated. In addition, we use the equity method of accounting to account for our investment in Canopy (as defined below) as we have the ability to exercise significant influence but do not have control.

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
•Commercial - The Commercial segment primarily includes the sale, installation, servicing, and monitoring of integrated security and automation systems, fire detection and suppression systems, and other related offerings to larger businesses and/or multi-site operations, which often require more sophisticated integrated solutions, as well as certain dedicated corporate and other costs.
•Solar - The Solar segment primarily includes the design and installation of solar and related solutions and services to residential homeowners who purchase solar and energy storage solutions, energy efficiency upgrades, and roofing services, as well as certain dedicated corporate and other costs.
Our Chief Executive Officer, who is our chief operating decision maker (the “CODM”), uses Adjusted EBITDA, which is considered the segment profit measure, to evaluate segment performance. Our definition of Adjusted EBITDA, a reconciliation of Adjusted EBITDA to net income (loss), and additional information, including a description of the limitations relating to the use of Adjusted EBITDA, are provided under “—Non-GAAP Measures.”
Refer to Note 3 “Segment Information” for additional information.
COVID-19 Pandemic Update
During March 2020, the World Health Organization declared the outbreak of a novel coronavirus as a pandemic (the “COVID-19 Pandemic”). While responses have varied by individuals, businesses, and state and local governments, the COVID-19 Pandemic, including recent variants, caused certain notable impacts on general economic conditions, including temporary and permanent closures of many businesses, increased governmental regulations, supply chain disruptions, and changes in consumer spending. To protect our employees and serve our customers, we have implemented and are continuously monitoring and evolving certain measures as necessary, such as (i) detailed protocols for infectious disease safety for employees, (ii) employee daily wellness checks, and (iii) certain work from home actions, including for the majority of our call center professionals. Our response plan has not materially changed from that described in the 2021 Annual Report, and we continue to provide relevant updates as necessary.
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
We continue to consider the on-going and pervasive economic impact of the COVID-19 Pandemic in our assessment of our financial position, results of operations, and cash flows, as well as certain accounting estimates as of and for the periods presented. However, the evolving and uncertain nature of the COVID-19 Pandemic, as well as any related economic or regulatory impacts, could materially impact our estimates and financial results in future reporting periods.
Hurricanes
During the third quarter of 2022, Hurricanes Fiona and Ian impacted certain areas in which we operate and resulted in power outages and service disruptions to certain of our customers. We will continue to monitor and do not anticipate any material impacts from these hurricanes.

FACTORS AFFECTING OPERATING RESULTS
The factors described herein could have a material adverse effect on our business, financial condition, results of operations, cash flows, and key performance indicators.
As of September 30, 2022, we served approximately 6.7 million security monitoring service subscribers. Generally, a significant upfront investment is required to acquire new subscribers that in turn provide ongoing and predictable recurring revenue generated from our monitoring services and other subscriber-based offerings. Although the economics of an installation may vary depending on the customer type, acquisition channel, and product offering, we generally achieve revenue break-even in less than two and a half years.
For our subscriber-based offerings, our results are impacted by the mix of transactions under a Company-owned equipment model versus a customer-owned equipment model (referred to as outright sales), as there are different accounting treatments applicable to each model. As we continue to build our partnership with Google LLC (“Google”), introduce new or enhance our current offerings, and refine our go-to-market approach, we expect to see a shift toward an increasing proportion of outright sales transactions, which will impact results in future periods.
The overall demand for our products and services is driven by a number of external factors such as the overall economic conditions in the geographies in which we operate, the price and quality of our products and services compared to those of our competitors, as well as changes in competition such as from the acquisition or disposition of similar businesses by our competitors. Our ability to add new customers and grow our businesses is also impacted by the following:
•Growth in our residential and small business customer base can be influenced by the overall state of the housing market, the perceived threat of crime, the occurrence of significant life events such as the birth of a child or opening of a new business, or the availability of financial incentives such as those provided by insurance carriers.
•Growth in our commercial customer base can be influenced by the rate at which new businesses begin operations or existing businesses grow, as well as applicable building codes and insurance policies.
•Growth in our solar customer base can be influenced by the availability of certain rebates, tax credits, and other financial incentives, the availability and cost of consumer financing options, and traditional energy prices and grid reliability.
We believe advancements in technology, younger generations of consumers, and shifts to de-urbanization have increased consumer interest in smart home offerings and other mobile technology applications; and we have made significant progress toward increasing the variety of our offerings to accommodate these changing interests. In addition, we believe uncertainties around the economic environment and the COVID-19 Pandemic have, in general, increased consumer and business awareness of the need for security.
Advances in technology are also helping us to improve our products and services and reduce our costs. For example, our innovative virtual service support program (the “Virtual Assistance Program”), which launched for our residential customers in July 2021, provides our customers the ability to troubleshoot and resolve certain service issues through a live video stream with our skilled technicians. This provides customers with more options for receiving certain services that best fit their lifestyles while reducing the cost for us to provide these services and lowering our carbon footprint by eliminating thousands of vehicle trips each day.
We may experience an increase in costs associated with factors such as (i) offering a wider variety of products and services; (ii) providing a greater mix of interactive and smart home solutions; (iii) replacing or upgrading certain system components due to technological advancements or otherwise; (iv) supply chain disruptions; (v) inflationary pressures on costs such as materials, labor, and fuel; and (vi) other changes in prices, interest rates, or terms from our suppliers, vendors, or third-party lenders. Changes in interest rates or terms from third-party lenders that provide loan products to our Solar customers are impacted by factors such as the Federal Reserve increasing the risk-free interest rate. Refer to Note 6 “Goodwill and Other Intangible Assets” and Critical Accounting Estimates below for further discussion.
Attrition has a direct impact on our financial results, including revenue, operating income, and cash flows. A portion of our recurring customer base can be expected to cancel its service every year as customers may choose not to renew or may terminate their contracts for a variety of reasons, including relocation, cost, loss to competition, or service issues. Prior to 2020, new customer additions and our disconnect rates on our residential monitored security customers were typically higher during the second and third calendar quarters of each year relative to the first and fourth quarters due to several factors including the timing of household moves and the overall state of the housing market. We believe the COVID-19 Pandemic affected these seasonal trends beginning in 2020. During 2020, we experienced a lower volume of customer relocations which was followed by a slight increase during 2021 as the number of household moves increased. During 2022, we have seen favorable trends in gross customer revenue attrition primarily as a result of a lower volume of customer relocations, partially offset by an increase in non-payment disconnects. We are currently unable to determine whether there will be any ongoing or further impacts on our seasonality, and we may continue to experience fluctuations in these or other trends in the future.
We have not sought or requested government assistance as a result of the COVID-19 Pandemic, but we did experience a favorable cash flow impact during 2020 and other benefits associated with certain income tax and payroll tax provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), including the deferral of remittance of certain 2020 payroll taxes. We paid the majority of the first 50% of the deferred amount during the fourth quarter of 2021, and expect to pay the remainder by January 2, 2023.
Strategic Partnerships
Google Commercial Agreement
In July 2020, we entered into a Master Supply, Distribution, and Marketing Agreement with Google (the “Google Commercial Agreement”), pursuant to which Google has agreed to supply us with certain Google devices as well as certain Google video and analytics services (“Google Devices and Services”) for sale to our customers. Subject to customary termination rights related to breach and change of control, the Google Commercial Agreement has an initial term of seven years from the date that the Google Devices and Services are successfully integrated into our end-user security and automation platform. Further, subject to certain carve-outs, we have agreed to exclusively sell Google Devices and Services to our customers.
In June 2022, we amended the Google Commercial Agreement to extend the date for the launch of the integrated Google Devices and Services until September 30, 2022. As of September 30, 2022, Google has the contractual right to require us, with certain exceptions, until such integration, to exclusively offer Google Devices and Services without integration for all new professional installations and for existing customers who do not have ADT Pulse or ADT Control interactive services. We have already begun providing Google video services and devices, and we will continue to do so on a non-integrated basis, as we work closely with Google toward an integrated solution. We launched the Google Nest doorbell during the first quarter of 2022, rolled out mesh Wi-Fi during the second quarter of 2022, and launched Google indoor and outdoor cameras in the third quarter of 2022.
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
In August 2022, we entered into the Google Commercial Agreement Amendment, pursuant to which Google has agreed to commit an additional $150 million to fund growth, data and insights, product innovation and technology advancements, customer acquisition, and marketing, as mutually agreed by us and Google. The additional success funds will be funded in three equal tranches, subject to the attainment of certain milestones.
Canopy Investment
In April 2022, together with Ford Motor Company (“Ford”), we formed a new entity, SNTNL LLC (“Canopy”), which combines ADT’s professional security monitoring and Ford’s AI-driven video camera technology, to help customers strengthen the security of new and existing vehicles across various automotive brands. ADT and Ford expect to invest approximately $100 million collectively during the next three years, of which we will contribute 40%. We have contributed approximately $11 million, which was part of the initial funding at closing. In addition, we entered into several commercial agreements (the “Canopy Commercial Agreements”), which are discussed in Note 5 “Equity Method Investments.”
State Farm Strategic Investment and Tender Offer
As discussed in Note 10 “Equity,” in September 2022, we entered into a Securities Purchase Agreement with State Farm Fire & Casualty Company (“State Farm”) (the “State Farm Securities Purchase Agreement”), pursuant to which we agreed to issue and sell in a private placement to State Farm 133,333,333 shares of our Common Stock (the “State Farm Shares”) at a per share price of $9.00 for an aggregate purchase price of $1.2 billion (the “State Farm Strategic Investment”).
Also, in September 2022, in connection with the State Farm Strategic Investment, we commenced a tender offer to purchase up to 133,333,333 shares of our Common Stock (including shares issued upon conversion of Class B Common Stock) (the “Tender Shares”) at a price of $9.00 per share (the “Tender Offer”).

Concurrently with the execution of the State Farm Securities Purchase Agreement, (i) Apollo delivered to us a Tender and Support Agreement, pursuant to which Apollo agreed to collectively tender (and not withdraw) no fewer than 133,333,333 shares of Common Stock in the Tender Offer (the “Apollo Support Agreement”) and (ii) Google delivered to us a Support Agreement, pursuant to which Google agreed to not convert and tender any of its shares of Class B Common Stock.
The Tender Offer is considered a contingent forward purchase contract (the “Forward Contract”), and we recorded changes in fair value of $158 million in other income (expense) during the three months ended September 30, 2022.
On October 13, 2022, we issued and sold the State Farm Shares at a per share price of $9.00 and received $1.2 billion (the “Closing”). The Tender Offer expired on October 20, 2022 (the “Tender Expiration Date”), and on October 26, 2022, we used proceeds from the State Farm Strategic Investment to repurchase an aggregate of 133,333,333 shares of our Common Stock at a purchase price of $9.00 per share, subject to the terms and conditions described in the Offer to Purchase dated September 12, 2022 (as amended from time to time, the “Offer to Purchase”). The Tender Shares were subject to the “odd lot” priority and proration provisions described in the Offer to Purchase as the Tender Offer was substantially over-subscribed. No shares of Class B Common Stock were converted and tendered in the Tender Offer.
After giving effect to the State Farm Strategic Investment and the Tender Offer, State Farm owned approximately 15% of the Company’s issued and outstanding Common Stock (assuming conversion of Class B Common Stock).
The portion of our issued and outstanding Common Stock (assuming conversion of Class B Common Stock) owned by Apollo prior and subsequent to the Tender Offer was 67% and 55%, respectively.
Additionally, we entered into a Development Agreement with State Farm (the “State Farm Development Agreement”), pursuant to which State Farm committed up to $300 million to fund product and technology innovation, customer growth, and marketing initiatives. Upon the Closing, we received $100 million of such commitment from State Farm, which is restricted until we use the funds in accordance with the State Farm Development Agreement. Our use of the funds is also subject to approval by State Farm.
Radio Conversion Program
During 2019, we commenced a program to replace the 3G and Code-Division Multiple Access (“CDMA”) cellular equipment used in many of our security systems as a result of the cellular network providers notifying us they will be retiring their 3G and CDMA networks beginning in 2022. As of the start of the rolling 3G sunset process in February 2022, we had converted substantially all of our remaining 3G customers. Following the completion of the applicable network sunset, for those customers who do not transition prior to or have not transitioned since, the loss of signal to our security systems and certain services we provide may impact our ability to bill and/or collect from these customers in the future, which may impact our attrition. Until the cellular network providers complete the applicable sunset processes, we cannot estimate the impact of the conversion on our attrition rate.
We do not expect the remaining radio conversion costs and related incremental revenue to be material.
Tax Legislation
Delayed Effective Dates for Tax Law Changes under the Tax Cuts and Jobs Act
Certain changes to U.S. federal tax law included in the Tax Cuts and Jobs Act had a delayed effective date and have taken effect for tax years beginning after December 31, 2021. Under Internal Revenue Code (“IRC”) Section 163(j), the limitation on net business interest expense deductions will no longer be increased by deductions for depreciation, amortization, or depletion. Under IRC Section 174, specified research and experimentation expenditures must now be capitalized and amortized. These items could result in increased taxable income and acceleration of net operating loss utilization, which could impact our tax expense and ultimately, our net income or loss.
Federal Tax Legislation
The Inflation Reduction Act (the “IRA”) was signed into law in August 2022. The IRA, among other provisions, implements (i) a 15% corporate alternative minimum tax (the “CAMT”) on book income for corporations whose average annual adjusted financial statement income during the most recently completed three-year period exceeds $1 billion, (ii) a 1% excise tax on net stock repurchases, and (iii) several tax incentives to promote clean energy including an extension of the Investment Tax Credit (the “ITC”). Both the CAMT and the excise tax provisions are effective for tax years beginning after December 31, 2021. As of September 30, 2022, we do not anticipate any material impact in the short-term at this time.

Under the IRA, the ITC was extended until 2032 to allow a qualifying homeowner to deduct 30% of the cost of installing residential solar systems from their U.S. federal income taxes. Under the current terms, the ITC will remain at 30% through the end of 2032 and be further reduced in increments down to 0.0% after the end of 2034, unless extended. We believe this incentive will be favorable for our Solar business.
Potential for Future Valuation Allowance
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
We believe that our deferred tax assets for disallowed interest under IRC Section 163(j) will grow meaningfully during 2022 and in subsequent years from their December 31, 2021 level. There is currently significant uncertainty in the matters we consider when determining whether it is appropriate to take additional valuation allowances. While we have not reported any material changes to our valuation allowances as disclosed in our 2021 Annual Report, we may determine to do so in subsequent periods. Any material change to our valuation allowance would materially and adversely affect our operating results and may result in a net loss position for any given period.
KEY PERFORMANCE INDICATORS
We evaluate our results using certain key performance indicators, including the operating metrics recurring monthly revenue (“RMR”) and gross customer revenue attrition, as well as the non-GAAP measure Adjusted EBITDA. Computations of our key performance indicators may not be comparable to other similarly titled measures reported by other companies. Certain operating metrics are approximated, as there may be variations to reported results due to certain adjustments we might make in connection with the integration over several periods of acquired companies that calculated these metrics differently or periodic reassessments and refinements in the ordinary course of business, including changes due to system conversions or historical methodology differences in legacy systems.
Recurring Monthly Revenue
RMR is generated by contractual recurring fees for monitoring and other recurring services provided to our customers.
We use RMR to evaluate our overall sales, installation, and retention performance. Additionally, we believe the presentation of RMR is useful to investors because it measures the volume of revenue under contract at a given point in time. RMR is also a useful measure for forecasting future revenue performance as the majority of our revenue comes from recurring sources.
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
We use gross customer revenue attrition to evaluate our retention and customer satisfaction performance, as well as evaluate subscriber trends by vintage year. Additionally, we believe the presentation of gross customer revenue attrition is useful to investors as it provides a means to evaluate drivers of customer attrition and the impact of retention initiatives.
Adjusted EBITDA
We also disclose Adjusted EBITDA, which is a non-GAAP measure. Our definition of Adjusted EBITDA, a reconciliation of Adjusted EBITDA to net income (loss) (the most comparable GAAP measure), and additional information, including a description of the limitations relating to the use of Adjusted EBITDA, are provided under “—Non-GAAP Measures.”

RESULTS OF OPERATIONS

(in thousands, except as otherwise indicated)	Three Months Ended September 30,			Nine Months Ended September 30,
Results of Operations:	2022	2021	$ Change	2022	2021	$ Change
Monitoring and related services	$1,159,641	$1,098,389	$61,252	$3,426,729	$3,244,675	$182,054
Installation, product, and other	444,450	218,613	225,837	1,323,139	681,448	641,691
Total revenue	1,604,091	1,317,002	287,089	4,749,868	3,926,123	823,745
Cost of revenue (exclusive of depreciation and amortization shown separately below)	494,321	371,985	122,336	1,511,902	1,134,736	377,166
Selling, general, and administrative expenses	480,427	448,634	31,793	1,449,844	1,343,872	105,972
Depreciation and intangible asset amortization	406,332	480,010	(73,678)	1,281,871	1,424,090	(142,219)
Merger, restructuring, integration, and other	6,285	(6,723)	13,008	2,968	18,588	(15,620)
Goodwill impairment	149,385	—	149,385	149,385	—	149,385
Operating income (loss)	67,341	23,096	44,245	353,898	4,837	349,061
Interest expense, net	(30,084)	(133,275)	103,191	(118,042)	(347,524)	229,482
Loss on extinguishment of debt	—	(36,957)	36,957	—	(37,113)	37,113
Other income (expense)	(156,116)	1,511	(157,627)	(153,157)	4,847	(158,004)
Income (loss) before income taxes and equity in net earnings (losses) of equity method investee	(118,859)	(145,625)	26,766	82,699	(374,953)	457,652
Income tax benefit (expense)	(1,534)	36,496	(38,030)	(58,982)	92,080	(151,062)
Income (loss) before equity in net earnings (losses) of equity method investee	(120,393)	(109,129)	(11,264)	23,717	(282,873)	306,590
Equity in net earnings (losses) of equity method investee	(1,594)	—	(1,594)	(2,542)	—	(2,542)
Net income (loss)	$(121,987)	$(109,129)	$(12,858)	$21,175	$(282,873)	$304,048

Key Performance Indicators: (1)
RMR	$372,070	$356,341	$15,729	$372,070	$356,341	$15,729
Gross customer revenue attrition (percent)	12.6%	13.4%	N/A	12.6%	13.4%	N/A
Adjusted EBITDA (2)	$619,941	$554,310	$65,631	$1,818,187	$1,638,306	$179,881
_______________________
(1)Refer to the “Key Performance Indicators” section for the definitions of these key performance indicators.
(2)Adjusted EBITDA is a non-GAAP measure. Refer to the “Non-GAAP Measures” section for the definition of this term and a reconciliation to the most comparable GAAP measure.
N/A — Not applicable.
Monitoring and Related Services Revenue:
Monitoring and related services revenue (“M&S Revenue”) is primarily comprised of revenue generated from providing recurring monthly monitoring and other services.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2022	2021	$ Change	2022	2021	$ Change
CSB	$1,021,811	$975,810	$46,001	$3,026,281	$2,892,291	$133,990
Commercial	137,830	122,579	15,251	400,448	352,384	48,064
Total M&S Revenue(1)	$1,159,641	$1,098,389	$61,252	$3,426,729	$3,244,675	$182,054
_________________
(1)     M&S Revenue is not applicable to our Solar segment.

As of September 30, 2022, our ending RMR balance was $372 million, up $16 million or 4% compared to the prior year, primarily driven by our CSB segment.
The increases in M&S Revenue for the three and nine months ended September 30, 2022, as compared to the prior year periods, were driven by higher RMR and reflect:
•an increase in average revenue per subscriber of 3%, as new and existing customers selected higher priced interactive and other services, and
•an increase in our subscriber base of 2% primarily due to subscriber growth initiatives and improvements in customer retention.
Gross customer revenue attrition was 12.6% as of September 30, 2022 compared to 13.4% as of September 30, 2021. The improvement in gross customer revenue attrition was driven by a decrease in relocations and fewer voluntary disconnects primarily resulting from customer retention initiatives, partially offset by higher non-payment disconnects.
CSB:
During the three and nine months ended September 30, 2022, the increases in CSB M&S Revenue, as compared to the prior year periods, were primarily due to increases in recurring revenue of $41 million and $116 million, respectively, driven by the improvements in RMR described above.
Commercial:
For the three and nine months ended September 30, 2022, the increases in Commercial M&S Revenue, as compared to the prior year periods, included:
•increases in non-contracted service revenue of $12 million and $32 million, respectively, driven by higher revenue per service call, and
•increases in recurring revenue of $3 million and $16 million, respectively, driven by improvements in average revenue per subscriber.
Installation, Product, and Other Revenue:
Installation, product, and other revenue is comprised of revenue from the sale and installation of security and solar systems, as well as the amortization of deferred subscriber acquisition revenue primarily, in our CSB segment.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2022	2021	$ Change	2022	2021	$ Change
CSB	$88,829	$59,790	$29,039	$235,437	$204,561	$30,876
Commercial	176,468	158,823	17,645	501,513	476,887	24,626
Solar	179,153	—	179,153	586,189	—	586,189
Total installation, product, and other revenue	$444,450	$218,613	$225,837	$1,323,139	$681,448	$641,691
The increase in total installation, product, and other revenue for the three and nine months ended September 30, 2022, as compared to the prior year periods, was primarily due to revenue from Solar installations, as shown above, as a result of the ADT Solar Acquisition in December 2021, and included a reduction of approximately $30 million in the first quarter of 2022 from the amortization of purchase accounting adjustments.
CSB:
For the three months ended September 30, 2022, the increase in CSB installation, product, and other revenue included:
•an increase in the amortization of deferred subscriber acquisition revenue of $19 million due to an increase in ADT-owned transactions since the prior year period, and
•an increase in installation revenue on outright sales of $10 million primarily related to the sale of certain products in connection with our Google partnership.

For the nine months ended September 30, 2022, the increase in CSB installation, product, and other revenue included:
•an increase in the amortization of deferred subscriber acquisition revenue of $52 million due to an increase in ADT-owned transactions since the prior year period, partially offset by
•a net decrease in installation revenue of $21 million primarily driven by a lower volume of outright sales as a result of our transition to a predominately company-owned model in the first quarter of 2021.
Commercial:
For the three and nine months ended September 30, 2022, the increase in installation, product, and other revenue was primarily due to higher installation revenue of $17 million and $24 million, respectively, related to strong sales performance, despite supply chain delays.
Cost of Revenue:
Cost of revenue is primarily comprised of costs related to the installation of our security and solar systems, as well as field service and call center costs in our CSB and Commercial segments.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2022	2021	$ Change	2022	2021	$ Change
CSB	$163,383	$172,483	$(9,100)	$505,767	$553,620	$(47,853)
Commercial	216,702	199,502	17,200	623,590	581,116	42,474
Solar	114,236	—	114,236	382,545	—	382,545
Total cost of revenue	$494,321	$371,985	$122,336	$1,511,902	$1,134,736	$377,166
The increase in total cost of revenue for the three and nine months ended September 30, 2022, as compared to the prior year periods, was primarily due to higher installation costs, as shown above, as a result of the ADT Solar Acquisition in December 2021.
CSB:
For the three months ended September 30, 2022, the decrease in CSB cost of revenue included:
•a decrease in field service and call center costs of $14 million, as compared to the prior year period, primarily driven by a lower volume of in-person service tickets as a result of cost savings initiatives such as our Virtual Assistance Program implemented in July 2021, despite rising costs and providing service to a larger number of customers, including a higher mix of interactive services, partially offset by
•an increase in installation costs of $5 million, as compared to the prior year period, due to a higher volume of outright sales transactions.
For the nine months ended September 30, 2022, the decrease in CSB cost of revenue included:
•a decrease in field service and call center costs of $27 million, as compared to the prior year period, primarily driven by a lower volume of in-person service tickets as a result of our Virtual Assistance Program described above, and
•a decrease in installation costs of $21 million, as compared to the prior year period, due to a lower volume of outright sales transactions.
Commercial:
For the three months ended September 30, 2022, the increase in Commercial cost of revenue included:
•an increase in installation costs of $11 million, and
•an increase in field service costs of $6 million.
For the nine months ended September 30, 2022, the increase in Commercial cost of revenue included:
•an increase in field service costs of $32 million, and
•an increase in installation costs of $11 million.

These increases were primarily attributable to an increase in installations and services performed in connection with strong sales performance as discussed above and reflect higher prices for materials, labor, and fuel.
Selling, General, and Administrative Expenses:
For the three and nine months ended September 30, 2022, the increases in selling, general, and administrative expenses (“SG&A”), as compared to the prior year periods, were primarily driven by:
•incremental expenses of approximately $71 million and $244 million, respectively, as a result of the ADT Solar Acquisition in December 2021,
•an increase in selling costs (excluding ADT Solar) of approximately $18 million and $39 million, respectively, primarily due to additional amortization of deferred subscriber acquisition costs, and
•increases in the provision for credit losses (excluding ADT Solar) of approximately $14 million and $33 million, respectively, primarily in our CSB segment due to lower provision in the prior year associated with impacts from the COVID-19 Pandemic.
These increases were partially offset by:
•decreases in radio conversion costs of $59 million and $173 million, respectively, primarily due to a decrease in the number of conversions, and
•decreases in advertising costs (excluding ADT Solar) of approximately $29 million and $67 million, respectively, primarily due to our efforts to optimize our advertising model in our CSB segment.
Depreciation and Intangible Asset Amortization:
For the three and nine months ended September 30, 2022, the decrease in depreciation and intangible asset amortization, as compared to the prior year periods, was primarily driven by:
•decreases in the amortization of customer relationship intangible assets of $100 million and $218 million, respectively.
The decrease in the amortization of customer relationship intangible assets was primarily due to certain assets acquired as part of the acquisition of The ADT Security Corporation in 2016 (the “ADT Acquisition”) becoming fully amortized beginning with the fourth quarter of 2021. The remaining customer relationship intangible assets acquired as part of the ADT Acquisition will be fully amortized during 2023.
These decreases were partially offset by investments in subscriber growth resulting in:
•increases in the amortization of customer contracts acquired under our authorized dealer program and from other third parties of $14 million and $41 million, respectively, and
•increases in the depreciation of subscriber system assets of $10 million and $34 million, respectively.
Merger, Restructuring, Integration, and Other:
During the nine months ended September 30, 2021, merger, restructuring, integration, and other primarily included an $18 million impairment charge in CSB due to lower than expected benefits from our developed-technology intangible asset acquired during November 2020.
Goodwill Impairment:
For the three and nine months ended September 30, 2022, we recorded a goodwill impairment charge of $149 million associated with our Solar reporting unit, which was the result of an interim impairment analysis performed. Refer to Note 6 “Goodwill and Other Intangible Assets” for further discussion.
Interest Expense, net:
For the three and nine months ended September 30, 2022, the decrease in interest expense, net was driven by higher unrealized gains of $85 million and $198 million, respectively, related to interest rate swap contracts not designated as cash flow hedges primarily due to fluctuations in the forward London Interbank Offered Rate (“LIBOR”). Refer to Note 8 “Derivative Financial Instruments” for additional information.

Loss on Extinguishment of Debt:
During the three and nine months ended September 30, 2021, loss on extinguishment of debt of $37 million was related to the call premium and write-off of unamortized fair value adjustments in connection with the $1.0 billion redemption of the 3.50% notes due 2022 (“ADT Notes due 2022”) in August 2021 (“ADT Notes due 2022 Redemption”).
Other Income (Expense):
For the three and nine months ended September 30, 2022, other income (expense) primarily included the change in fair value of the Forward Contract related to the Tender Offer of $158 million. In the fourth quarter of 2022, we expect to recognize a gain of approximately $95 million as a result of further adjustments to the fair value of the Forward Contract. Refer to Note 10 “Equity” for additional information.
Income Tax Benefit (Expense):
The effective tax rate can vary from period to period due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as changes in the overall state tax rate.
The Company’s income tax expense for the three months ended September 30, 2022 was $2 million, resulting in an effective tax rate for the period of (1.3)%. The effective tax rate primarily represents the federal statutory rate of 21.0% plus a state statutory tax rate, net of federal benefits, of 6.5%, favorable impacts from research and development (“R&D”) credits and other items, partially offset by an unfavorable impact related to the fair value adjustment of the Forward Contract.
The Company’s income tax benefit for the three months ended September 30, 2021 was $36 million, resulting in an effective tax rate for the period of 25.1%. The effective tax rate primarily represents the federal statutory rate of 21.0% and a state statutory tax rate, net of federal benefits, of 3.1%.
The Company’s income tax expense for the nine months ended September 30, 2022 was $59 million, resulting in an effective tax rate for the period of 71.3%. The effective tax rate primarily represents the federal statutory rate of 21.0%, a state statutory tax rate, net of federal benefits, of 5.0%, unfavorable impacts related to the fair value adjustment of the Forward Contract and other items, partially offset by favorable impacts from R&D credits and other items.
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
Adjusted EBITDA
We believe Adjusted EBITDA is useful to investors to measure the operational strength and performance of our business. We believe the presentation of Adjusted EBITDA is useful as it provides investors additional information about our operating profitability adjusted for certain non-cash items, non-routine items we do not expect to continue at the same level in the future, as well as other items not core to our operations. Further, we believe Adjusted EBITDA provides a meaningful measure of operating profitability because we use it for evaluating our business performance, making budgeting decisions, and comparing our performance against other peer companies using similar measures.
We define Adjusted EBITDA as net income or loss adjusted for (i) interest; (ii) taxes; (iii) depreciation and amortization, including depreciation of subscriber system assets and other fixed assets and amortization of dealer and other intangible assets; (iv) amortization of deferred costs and deferred revenue associated with subscriber acquisitions; (v) share-based compensation expense; (vi) merger, restructuring, integration, and other; (vii) losses on extinguishment of debt; (viii) radio conversion costs, net; and (ix) other income/gain or expense/loss items such as changes in fair value of certain financial instruments, impairment charges, financing and consent fees, or acquisition-related adjustments.

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
The table below reconciles Adjusted EBITDA to net income (loss):

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2022	2021	$ Change	2022	2021	$ Change
Net income (loss)	$(121,987)	$(109,129)	$(12,858)	$21,175	$(282,873)	$304,048
Interest expense, net	30,084	133,275	(103,191)	118,042	347,524	(229,482)
Income tax expense (benefit)	1,534	(36,496)	38,030	58,982	(92,080)	151,062
Depreciation and intangible asset amortization	406,332	480,010	(73,678)	1,281,871	1,424,090	(142,219)
Amortization of deferred subscriber acquisition costs	42,244	32,534	9,710	118,233	91,364	26,869
Amortization of deferred subscriber acquisition revenue	(63,796)	(45,020)	(18,776)	(175,680)	(122,908)	(52,772)
Share-based compensation expense	16,692	16,242	450	49,644	45,848	3,796
Merger, restructuring, integration, and other	6,285	(6,723)	13,008	2,968	18,588	(15,620)
Goodwill impairment(1)	149,385	—	149,385	149,385	—	149,385
Loss on extinguishment of debt	—	36,957	(36,957)	—	37,113	(37,113)
Change in fair value of financial instruments(2)	157,550	—	157,550	157,550	—	157,550
Radio conversion costs, net	(4,078)	52,295	(56,373)	6,406	171,659	(165,253)
Acquisition related adjustments(3)	(1,226)	1,526	(2,752)	36,397	1,049	35,348
Other(4)	922	(1,161)	2,083	(6,786)	(1,068)	(5,718)
Adjusted EBITDA	$619,941	$554,310	$65,631	$1,818,187	$1,638,306	$179,881
________________
(1)    Represents an impairment charge associated with our Solar reporting unit. Refer to Note 6 “Goodwill and Other Intangible Assets.”
(2)    Represents the change in fair value of the Forward Contract. Refer to Note 10 “Equity.”
(3)    During 2022, primarily represents the amortization of the customer backlog intangible asset acquired in the ADT Solar Acquisition, which was fully amortized as of March 2022.
(4)    During 2022, primarily represents the gain on sale of a business.
Adjusted EBITDA in total and by segment are set forth below. As noted above, Adjusted EBITDA is our segment profit measure pursuant to U.S. GAAP and is therefore not a non-GAAP financial measure with respect to our segments.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2022	2021	$ Change	2022	2021	$ Change
CSB	$592,107	$528,680	$63,427	$1,733,353	$1,558,055	$175,298
Commercial	34,310	25,630	8,680	89,303	80,251	9,052
Solar	(6,476)	—	(6,476)	(4,469)	—	(4,469)
Adjusted EBITDA	$619,941	$554,310	$65,631	$1,818,187	$1,638,306	$179,881
The drivers listed below exclude amounts that are outside of our definition of Adjusted EBITDA.
Refer to the discussions above under “—Results of Operations” for further details.
CSB:
For the three and nine months ended September 30, 2022, respectively, the increases were primarily due to:
•higher M&S Revenue of $48 million and $141 million,
•lower advertising costs of $29 million and $69 million, and
•lower field service and call center costs of $14 million and $27 million.

The increases were partially offset, respectively, by:
•higher selling and general and administrative expenses of $20 million and $34 million, and
•higher provision for credit losses of $11 million and $27 million.
Commercial:
For the three and nine months ended September 30, 2022, respectively, the increase was primarily due to:
•higher M&S Revenue of $15 million and $48 million and
•higher installation revenue, net of the associated installation costs of $6 million and $13 million, partially offset by
•higher field service and call center costs of $6 million and $32 million, and
•higher provision for credit losses of $4 million and $6 million.
The remainder was primarily due to higher selling, general and administrative expenses.
Solar:
Solar Adjusted EBITDA for the nine months ended September 30, 2022 includes $11 million of charges in the second quarter associated with the estimated amount of receivables and rebates that are not expected to be collected from a former third-party lender that provided loan products for our Solar customers due to this third-party lender entering a formal insolvency proceeding to effectuate the wind-down of its operations.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and capital resources primarily consisted of the following:

(in thousands)	September 30, 2022
Cash and cash equivalents	$45,734
Availability under First Lien Revolving Credit Facility	$575,000
Uncommitted available borrowing capacity under Receivables Facility	$70,345
Carrying amount of total debt outstanding	$9,803,060
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
We are a highly leveraged company with significant debt service requirements and have both fixed-rate and variable-rate debt. We may periodically seek to repay, redeem, repurchase, or refinance our indebtedness, or seek to retire or purchase our outstanding securities through cash purchases in the open market, privately negotiated transactions, a 10b5-1 repurchase plan, or otherwise, and any such transactions may involve material amounts. Cash outflows for interest payments are not consistent between quarters, with larger outflows occurring in the first and third quarters, and may vary as a result of our variable rate debt.
Certain of our variable rate debt instruments are currently based on LIBOR. The Secured Overnight Financing Rate (“SOFR”) will replace the forward LIBOR as the applicable benchmark rate for all existing and future issuances of our debt instruments with a variable rate component (the “SOFR Transition”) by June 2023 (the “SOFR Transition Date”). Existing instruments under the First Lien Credit Agreement will continue to be based on LIBOR until the SOFR Transition Date. However, any modification, such as a repricing, or any new debt issuances with a variable rate component, will utilize SOFR per the terms of the First Lien Credit Agreement. As of September 30, 2022, we do not anticipate any material impacts from the SOFR Transition.
We are closely monitoring the impact of recent inflationary pressures and changes in interest rates on our cash position. However, we believe our cash position, borrowing capacity available under our First Lien Revolving Credit Facility and Receivables Facility, and cash provided by operating activities are, and will continue to be, adequate to meet our operational and business needs in the next twelve months, as well as our long-term liquidity needs.

Material Cash Requirements
There have been no significant changes to our short-term or long-term material cash requirements, or our commitments and contractual obligations from those disclosed in our 2021 Annual Report, except as discussed below:
Customer Account Purchases
In 2021, we entered into agreements for potential future customer account purchases from two distinct third parties, assuming certain conditions are met, over the course of those agreements. As of September 30, 2022, the remaining commitments for those potential future customer account purchases were not material.
Off-Balance Sheet Arrangements
During the nine months ended September 30, 2022, there have been no material changes to our off-balance sheet arrangements as disclosed in our 2021 Annual Report, except as discussed below:
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
Long-Term Debt
There have been no material changes to our long-term debt from those disclosed in our 2021 Annual Report, except as discussed below.
Refer to Note 7 “Debt” for further discussion on our debt agreements.
First Lien Revolving Credit Facility
During the nine months ended September 30, 2022, we borrowed $480 million and repaid $505 million, and as of September 30, 2022, we had no outstanding borrowings.
Term Loan A Facility
In September 2022, we entered into a debt commitment letter with various banks to provide up to an aggregate principal amount of $600 million of term loans under a senior secured term loan A facility (the “Term Loan A Facility”) on or before March 15, 2023 (the “Commitment Termination Date”) under a term loan credit agreement (the “Term Loan A Credit Agreement”).
We may execute the Term Loan A Credit Agreement and incur indebtedness under the Term Loan A Facility, or at our option, terminate the commitments at any time prior to the Commitment Termination Date. The proceeds of any borrowings under the Term Loan A Facility are required to be used to redeem a portion of the ADT Notes due 2023 (as discussed below) and pay related fees and expenses.
As of September 30, 2022, we have not incurred indebtedness under the Term Loan A Facility.
Receivables Facility
In May 2022, we amended the Receivables Facility to change the benchmark rate from 1-month LIBOR to Daily SOFR. In addition, the May 2022 amendment extended the scheduled termination date for the uncommitted revolving period from October 2022 to May 2023, and amended certain other terms to increase the advance rate on pledged collateral.
During the nine months ended September 30, 2022, we received proceeds of $212 million and repaid $81 million, and as of September 30, 2022, the Receivables Facility had an outstanding balance of $330 million. We are currently evaluating options for increasing our available borrowing capacity under the Receivables Facility.

ADT Notes due 2023
As of September 30, 2022, we had an outstanding balance of $700 million under our senior notes due 2023 (the “ADT Notes due 2023”) that was classified as a current liability, net of any unamortized discount. We intend to use the proceeds from the issuance of the Term Loan A Facility to redeem a portion of the ADT Notes due 2023 during the first quarter of 2023 and redeem the remaining outstanding balance upon maturity, in both instances including the payment of related expenses, using available cash.
Debt Covenants
As of September 30, 2022, we were in compliance with all financial covenant and other maintenance tests for all our debt obligations. We do not believe there is a material risk of future noncompliance with our financial covenant and other maintenance tests as a result of the COVID-19 Pandemic, or otherwise.
Dividends
During the nine months ended September 30, 2022 and 2021, we declared aggregate dividends of $90 million ($0.035 per share) and $82 million ($0.035 per share) on our Common Stock, respectively, and $6 million ($0.035 per share) on our Class B Common Stock during both periods.
On November 3, 2022, we announced a dividend of $0.035 per share to holders of Common Stock and Class B Common Stock of record on December 15, 2022, which will be distributed on January 4, 2023.
Cash Flow Analysis

	Nine Months Ended September 30,
(in thousands)	2022	2021	$ Change
Net cash provided by (used in) operating activities	$1,321,069	$1,155,353	$165,716
Net cash provided by (used in) investing activities	$(1,208,790)	$(1,170,649)	$(38,141)
Net cash provided by (used in) financing activities	$(85,772)	$(124,081)	$38,309
Cash Flows from Operating Activities
The increase in cash provided by operating activities was primarily due to:
•a decrease in payments related to radio conversion costs, net of the related incremental revenue, of $162 million, partially offset by
•an increase in payments related to our annual incentive compensation plan of $49 million due to a partial payment in the prior year, and
•timing of payments to and receipts from vendors primarily related to accounts payable and inventory.
The remainder of the activity related to changes in assets and liabilities due to the volume and timing of other operating cash receipts and payments with respect to when the transactions are reflected in earnings.
Refer to the discussions above under “—Results of Operations” for further details.
Cash Flows from Investing Activities
During the nine months ended September 30, 2022, the increase in cash flows used in investing activities as compared to the prior year primarily consisted of:
•an increase in net outflows of $54 million related to subscriber system assets expenditures as a result of more Company-owned transactions and our growth initiatives, as well as
•cash paid of $11 million related to our initial investment in Canopy during 2022, partially offset by
•proceeds of $27 million related to disposal activities during 2022.

Cash Flows from Financing Activities
During the nine months ended September 30, 2022, net cash used in financing activities primarily consisted of:
•dividends on common stock of $95 million,
•net repayments of long-term borrowings of $48 million, which primarily included net payments of $25 million on our First Lien Revolving Credit Facility and $21 million of quarterly principal payments on our First Lien Term Loan due 2026,
•payments related to finance leases of $34 million, and
•payments related to interest rate swap contracts that included an other-than-insignificant financing element at inception of $27 million, partially offset by
•net proceeds of $131 million under the Receivables Facility
During the nine months ended September 30, 2021, net cash used in financing activities primarily consisted of:
•dividends on common stock of $87 million,
•net repayments of long-term borrowings of $41 million, which included $28 million in call premiums and $14 million of quarterly principal payments on our First Lien Term Loan due 2026.
•payments related to interest rate swap contracts that included an other-than-insignificant financing element at inception of $42 million, as well as
•payments related to finance leases of $23 million, partially offset by
•net proceeds under the Receivables Facility of $90 million.
CRITICAL ACCOUNTING ESTIMATES
We disclosed our critical accounting estimates in our 2021 Annual Report, which include estimates prepared in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations.
Critical accounting estimates are based on, among other things, estimates, assumptions, and judgments made by management that include inherent risks and uncertainties. Our estimates are based on relevant information available at the end of each period. Actual results could differ materially from these estimates under different assumptions or market conditions.
There were no material changes in our critical accounting estimates to that disclosed in our 2021 Annual Report, except as discussed below:
Goodwill Impairment
We perform our annual goodwill impairment test on October 1 of each year or more often if events occur or circumstances change which indicate it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. Under a quantitative approach, we estimate the fair value of a reporting unit and compare it to the reporting unit’s carrying amount. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
As disclosed in our 2021 Annual Report, we acquired ADT Solar in December 2021 and assigned the goodwill to our newly created Solar reporting unit at the time of acquisition. During the third quarter of 2022, as a result of ADT Solar’s recent underperformance of operating results in successive quarters relative to expectations, as well as current macroeconomic conditions, including the impact of the Federal Reserve further increasing the risk-free interest rate, we performed an interim impairment quantitative assessment on our Solar reporting unit as of September 30, 2022.
We estimated the fair value of the Solar reporting unit using the income approach, which included significant assumptions such as forecasted revenue, Adjusted EBITDA margins, and discount rates, as well as other assumptions including operating expenses and cash flows. In developing these assumptions, we relied on various factors including operating results, business plans, economic projections, anticipated future cash flows, and other market data. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying judgments and factors may include such items as a prolonged downturn in the business environment, changes in economic conditions that significantly differ from our assumptions in timing or degree, volatility in equity and debt markets resulting in higher discount rates, and unexpected regulatory changes. There are inherent uncertainties related to these judgments and factors that may ultimately impact the estimated fair value determinations.

Based on the results of our interim impairment analysis, we recorded a non-cash impairment charge of $149 million in the Condensed Consolidated Statements of Operations during the third quarter of 2022. Following the impairment loss, the remaining balance of goodwill attributable to our Solar reporting unit is approximately $561 million.
As the carrying value of the Solar reporting unit approximates its fair value following the impairment charge, the Solar reporting unit is considered at risk of future impairment. If our assumptions are not realized, or if there are future changes in any of the assumptions due to a change in economic conditions or otherwise, it is possible that a further impairment charge may need to be recorded in the future.
Refer to Note 6 “Goodwill and Other Intangible Assets” to the condensed consolidated financial statements for further discussion.
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain information that may constitute “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 and are made in reliance on the safe harbor protections provided thereunder. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that all statements contained in this report that are not clearly historical in nature, including statements regarding the strategic investment by and long term partnership with State Farm; anticipated financial performance; management’s plans and objectives for future operations; the successful development, commercialization, and timing of new or joint products; expected timing of product commercialization with State Farm or any changes thereto; our acquisition of ADT Solar and its anticipated impact on our business and financial condition; business prospects; outcomes of regulatory proceedings; market conditions; our ability to successfully respond to the challenges posed by the COVID-19 Pandemic; our strategic partnership and ongoing relationship with Google; the expected timing of product commercialization with Google or any changes thereto; the successful internal development, commercialization, and timing of our next generation platform and innovative offerings; the successful commercialization of our joint venture with Ford; the successful conversion of customers who continue to utilize 3G services; the current and future market size for existing, new, or joint products; any stated or implied outcomes with regards to the foregoing; and other matters are forward-looking. Forward-looking statements are contained principally in the sections of this report entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Without limiting the generality of the preceding sentences, any time we use the words “expects,” “intends,” “will,” “anticipates,” “believes,” “confident,” “continue,” “propose,” “seeks,” “could,” “may,” “should,” “estimates,” “forecasts,” “might,” “goals,” “objectives,” “targets,” “planned,” “projects,” and, in each case, their negative or other various or comparable terminology, and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. For ADT, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include, without limitation:
•our ability to effectively implement our strategic partnership with, commercialize products with, or utilize any of the amounts invested in us by State Farm or provided by State Farm for R&D or other purposes;
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
Forward-looking statements and information involve risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such statements, including without limitation, the risks and uncertainties disclosed or referenced under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A in our 2021 Annual Report. Therefore, caution should be taken not to place undue reliance on any such forward-looking statements. Much of the information in this report that looks toward future performance is based on various factors and important assumptions about future events that may or may not actually occur. As a result, our operations and financial results in the future could differ materially and substantially from those we have discussed in the forward-looking statements included in this Quarterly Report on Form 10-Q. We assume no obligation (and specifically disclaim any such obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.
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
There were no material changes in our interest rate risk exposure to that disclosed in our 2021 Annual Report, except as discussed below.
As of September 30, 2022, the fair value of our debt was $9.0 billion compared to the carrying value of $9.7 billion. A hypothetical 10% change in rates would cause the fair value of our debt to change by approximately $250 million.
Additionally, as of September 30, 2022, our interest rate swaps had a notional amount of $2.8 billion with a fair value of $194 million compared to a notional amount of $3.2 billion with a fair value of $(118) million as of December 31, 2021. A hypothetical 10% change in rates would cause the fair value of our interest rate swaps to change by approximately $30 million.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2022, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
In connection with the ADT Solar Acquisition discussed in Note 4 “Acquisitions and Disposition,” we are currently in the process of evaluating and integrating ADT Solar into our internal control environment.
During the three months ended September 30, 2022, there were no changes in our internal control over financial reporting identified in our management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
See Note 13 “Commitments and Contingencies” to the condensed consolidated financial statements under the heading “Legal Proceedings” included in this Quarterly Report on Form 10-Q for legal proceedings and related matters.
ITEM 1A. RISK FACTORS.
Our significant business risks are described in Part I, Item 1A “Risk Factors” in our 2021 Annual Report, which was filed with the SEC on March 1, 2022, and in our other filings with the SEC. The risk factors described in our filings with the SEC and other information may not describe every risk facing the Company. There have been no material changes in our risk factors from those disclosed in our 2021 Annual Report, except as discussed below:
Risk Factor Relating to the State Farm Strategic Investment
Our new strategic relationship with State Farm may fail to achieve its anticipated financial, strategic and other benefits and may affect our relationships with other insurance companies, which could adversely affect our business.
In September 2022, we entered into a strategic relationship with State Farm with the goal of expanding our customer base by developing integrated solutions for State Farm’s customers. As part of the strategic relationship, in October 2022, we entered into the State Farm Development Agreement, pursuant to which State Farm committed up to $300 million to fund product and technology innovation, customer growth, and marketing initiatives with us. Subject to the terms of the State Farm Development Agreement, we have agreed not to enter into any development, marketing, distribution or other arrangement with certain competitors of State Farm and to refrain from developing, marketing, distributing, or making available to certain competitors of State Farm any products or services developed in connection with the State Farm Development Agreement. If we fail to successfully develop products and services that are utilized by State Farm’s customer base pursuant to the State Farm Development Agreement, we may not achieve or realize the anticipated financial, strategic and other benefits of the strategic relationship with State Farm, and our growth prospects and our business, financial condition, results of operations, and cash flows could be materially adversely affected. Subject to termination rights related to breach and change of control, the State Farm Development Agreement has an initial term of three years from October 13, 2022.
It has been common practice in the insurance industry to provide a reduction in rates for policies written on homes that have monitored security systems. This practice benefits our business. As a result of our strategic relationship with State Farm, other insurance companies may favor our competitors or otherwise modify their practices. Any such actions could adversely affect customer acquisition or increase our attrition rates. In either case, the benefits we anticipate from our strategic relationship with State Farm may fail to materialize and our growth prospects and our business, financial condition, results of operations, and cash flows could be materially adversely affected.
In addition, our strategic relationship with State Farm has resulted in State Farm becoming one of our largest shareholders. Failure to realize the anticipated financial, strategic and other benefits of the strategic relationship with State Farm, as well as any sales of our common stock by State Farm, or the perception that such sales may occur, may adversely affect the market price of our common stock.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Recent Sales of Unregistered Equity Securities
As previously disclosed in our Current Report on Form 8-K filed with the SEC on September 6, 2022, on September 5, 2022, we entered into the State Farm Securities Purchase Agreement, pursuant to which the Company agreed to consummate the State Farm Strategic Investment, which closed on October 13, 2022, as disclosed in our Current Report on Form 8-K filed with the SEC on October 13, 2022.
Use of Proceeds from Registered Equity Securities
We did not receive any proceeds from sales of registered equity securities during the nine months ended September 30, 2022.

Issuer Purchases of Equity Securities
There were no repurchases of any shares of our common stock during the three months ended September 30, 2022.
On September 12, 2022, and in connection with the State Farm Strategic Investment, the Company commenced a tender offer to purchase up to 133,333,333 shares of the Company’s Common Stock (including shares issued upon conversion of Class B Common Stock) at a price of $9.00 per share.
The Tender Offer expired on October 20, 2022. On October 26, 2022, upon the terms and subject to the conditions described in the Offer to Purchase dated September 12, 2022 (as amended from time to time), the Company repurchased an aggregate of 133,333,333 shares of the Company’s Common Stock at a purchase price of $9.00 per share for a total cost of $1.2 billion using the proceeds from the State Farm Strategic Investment. No shares of Class B Common Stock were converted and tendered in the Tender Offer.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
None.
ITEM 5. OTHER INFORMATION.
None.
ITEM 6. EXHIBITS.
The exhibits listed on the accompanying Index to Exhibits are filed/furnished or incorporated by reference as part of this Quarterly Report on Form 10-Q.

INDEX TO EXHIBITS
The information required by this Item is set forth on the exhibit index below.

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of ADT Inc.	8-K	3.1	9/17/2020
3.2	Amended and Restated Bylaws of ADT Inc.	10-K	3.2	3/15/2018
10.1	Third Amendment dated as of May 20, 2022, to Receivables Financing Agreement, among ADT LLC, ADT Finance LLC, and Mizuho Bank, Ltd., dated as of July 16, 2021	10-Q	10.3	8/4/2022
10.2	Securities Purchase Agreement, dated as of September 5, 2022, by and between ADT Inc. and State Farm Fire & Casualty Company	8-K	10.1	9/6/2022
10.3	Tender and Support Agreement, dated as of September 5, 2022, by and between ADT Inc., Prime Security Services TopCo (ML), L.P. and Prime Security Services TopCo (ML II), L.P.	8-K	10.2	9/6/2022
10.4	Support Agreement, dated as of September 5, 2022, by and between ADT Inc. and Google LLC	8-K	10.3	9/6/2022
10.5+	Form of Performance Unit Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan	SC TO-I	(d)(20)	9/12/2022
10.6+	Form of Time and Performance Vesting Non-Qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan	SC TO-I	(d)(21)	9/12/2022
10.7+	Form of Time and Performance Vesting Restricted Stock Unit Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan	SC TO-I	(d)(22)	9/12/2022
10.8+	Form of Non-Qualified Option Award Agreement for use under the Prime Security Services Parent, Inc. 2016 Equity Incentive Plan	SC TO-I	(d)(24)	9/12/2022
10.9+	Form of Restricted Stock Unit Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan effective as of August 1, 2022	SC TO-I	(d)(34)	9/12/2022
10.10+	Form of Non-Qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan effective as of August 1, 2022	SC TO-I	(d)(35)	9/12/2022
10.11	Commitment Letter by and among Prime Security Services Borrower, LLC, The ADT Security Corporation, Deutsche Bank Securities Inc., Deutsche Bank AG New York Branch, BNP Paribas, Mizuho Bank, Ltd., MUFG Bank, Ltd., Citizens Bank, N.A., Citigroup Global Markets Inc., Morgan Stanley Senior Funding, Inc., Royal Bank of Canada, Barclays Bank PLC, ING Capital LLC and Credit Suisse AG, New York Branch, dated as of September 15, 2022	8-K	10.1	9/15/2022
10.12	Investor Rights Agreement, dated as of October 13, 2022, by and between ADT Inc. and State Farm Fire & Casualty Company	8-K	10.1	10/13/2022
10.13*	Amendment to the ADT LLC Supplemental Savings and Retirement Plan, effective as of January 1, 2022
31.1*	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
31.2*	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
32.1**	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	XBRL Instant Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document
_________________________
* Filed herewith.
** Furnished herewith.
+ Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADT Inc.

Date:	November 3, 2022	By:	/s/ Kenneth J. Porpora
		Name:	Kenneth J. Porpora
		Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)