Form 10-K
period 2022-12-31
ADT Inc.
filed 2023-02-28
CIK 1703056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2022, the aggregate market value of voting and non-voting common stock (including shares of common stock and Class B common stock, assuming all outstanding shares of Class B common stock were converted into shares of common stock, and excluding unvested shares of common stock) held by non-affiliates of the registrant was approximately $1.595 billion as computed by reference to the closing price of the registrant’s common stock on the New York Stock Exchange as of such date. Class B common stock is not listed for public trading on any exchange or market system; however, each share will become immediately convertible into one share of common stock, at the option of the holder, subject to certain timing and restrictions.
As of February 21, 2023, there were 862,300,080 shares outstanding of the registrant’s common stock, $0.01 par value per share, and 54,744,525 shares outstanding of the registrant’s Class B common stock, $0.01 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for use in connection with its 2023 Annual Meeting of Shareholders, which is to be filed no later than 120 days after December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Annual Report”) contains certain information that may constitute “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 and are made in reliance on the safe harbor protections provided thereunder. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that all statements contained in this report that are not clearly historical in nature, including statements regarding the strategic investment by and long term partnership with State Farm Fire & Casualty Company (“State Farm”); anticipated financial performance; management’s plans and objectives for future operations; the successful development, commercialization, and timing of new or joint products; expected timing of product commercialization with State Farm or any changes thereto; our acquisition of ADT Solar and its anticipated impact on our business and financial condition; business prospects; outcomes of regulatory proceedings; market conditions; our ability to successfully respond to the challenges posed by the coronavirus pandemic (the “ COVID-19 Pandemic”); our strategic partnership and ongoing relationship with Google LLC (“Google”); the expected timing of product commercialization with Google or any changes thereto; the successful internal development, commercialization, and timing of our next generation platform and innovative offerings; the successful commercialization of our joint venture with Ford Motor Company (“Ford”); the successful conversion of customers who continue to utilize outdated technology; the current and future market size for existing, new, or joint products; any stated or implied outcomes with regards to the foregoing; and other matters are forward-looking. Forward-looking statements are contained principally in the sections of this report entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Without limiting the generality of the preceding sentences, any time we use the words “expects,” “intends,” “will,” “anticipates,” “believes,” “confident,” “continue,” “propose,” “seeks,” “could,” “may,” “should,” “estimates,” “forecasts,” “might,” “goals,” “objectives,” “targets,” “planned,” “projects,” and, in each case, their negative or other various or comparable terminology, and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. For ADT, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include, without limitation:
•our ability to effectively implement our strategic partnership with, commercialize products with, or utilize any of the amounts invested in us by State Farm or provided by State Farm for research and development or other purposes;
•our ability to keep pace with rapid technological changes, including the development of our next-generation platform, and industry changes;
•our ability to effectively implement our strategic partnership with or utilize any of the amounts invested in us by Google;
•the impact of the COVID-19 pandemic on our employees, our customers, our suppliers, and our ability to carry on our normal operations;
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
•any material changes to the valuation allowances we take with respect to our deferred tax assets;
•the impact of potential information technology, cybersecurity, or data security breaches;
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

Forward-looking statements and information involve risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such statements, including without limitation, the risks and uncertainties disclosed or referenced in Part I Item 1A of this Annual Report under the heading “Risk Factors.” Therefore, caution should be taken not to place undue reliance on any such forward-looking statements. Much of the information in this report that looks toward future performance is based on various factors and important assumptions about future events that may or may not actually occur. As a result, our operations and financial results in the future could differ materially and substantially from those we have discussed in the forward-looking statements included in this Annual Report on Form 10-K. We assume no obligation (and specifically disclaim any such obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.
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
•Our reputation as a service provider of high-quality security offerings may be materially adversely affected by product defects or shortfalls in customer service, or by the failure of first responders to respond to calls generated by our operations.
•Unauthorized use of our brand names by third parties, and the expenses incurred in developing and preserving the value of our brand names, may materially adversely affect our business.
Risks Related to Our Operations
•Our business model relies on a significant number of our customers remaining with us for long periods of time.
•Delays, costs, and disruptions that result from upgrading, integrating, and maintaining the security of our information and technology networks and systems could materially adversely affect us.
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
•Adverse developments in our collective bargaining agreements or other agreements with some employees could materially and adversely affect our business, financial condition, results of operations, and cash flows.
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
•Our business operates in a regulated environment and any new, or changes to existing, laws or regulations, or our failure to comply with any such rules or regulations could be costly to us, harm our business and operations, and impede our ability to grow our existing business, any new businesses that we acquire, or investment opportunities that we pursue.
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
•Interconnection limits or circuit-level caps imposed by regulators or utilities may significantly reduce our ability to sell solar systems and energy storage solutions in certain markets or slow interconnections, harming our growth rate and customer satisfaction scores.
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
•We are subject to credit risk and other risks associated with our customers, dealers, and third-party lenders.
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

PART I
ITEM 1. BUSINESS.
TABLE OF CONTENTS
•Company Overview
•Key Business Developments and Recent Initiatives
•Segment and Geographic Information
•Products and Services
•Our Markets
•Competition
•Resources Material to our Business
•Seasonality
•Government Regulation and Other Regulatory Matters
•Human Capital and ESG
•Available Information
COMPANY OVERVIEW
Our Business
ADT Inc., together with its wholly-owned subsidiaries (collectively, the “Company”, “we”, “our”, “us”, and “ADT”), is a leading provider of security, interactive, and smart home solutions serving residential, small business, and commercial customers in the United States (“U.S.”); and since the acquisition of ADT Solar in December 2021, we have provided residential solar and energy storage solutions.
Our mission is to empower people to protect and connect what matters most with safe, smart, and sustainable solutions, delivered through innovative offerings, unrivaled safety, and a premium experience because we believe that everyone deserves to feel safe.
We primarily conduct business under the ADT brand, which we believe is a key competitive advantage for us and a contributor to our success due to the importance customers place on reputation and trust when purchasing our products and services. The strength of our brand is based upon a long-standing record of delivering high-quality, reliable products and services; expertise in system sales, installation, and monitoring; and superior customer care, all driven by our industry-leading experience and knowledge.
We serve our customers through our nationwide sales and service offices; monitoring and support centers; and a large network of security, home-automation, and solar-installation professionals. As of December 31, 2022, we had approximately 6.7 million recurring revenue customers.
Formation and Organization
ADT Inc. was incorporated in the State of Delaware in May 2015 as a holding company with no assets or liabilities. In July 2015, we acquired Protection One, Inc. and ASG Intermediate Holding Corp. (collectively, the “Formation Transactions”), which were instrumental in the commencement of our operations. In May 2016, we acquired The ADT Security Corporation (formerly named The ADT Corporation) (“The ADT Corporation”) (the “ADT Acquisition”), which significantly increased our market share in the security systems industry, making us one of the largest monitored security companies in the U.S.
ADT Inc. is majority-owned by Prime Security Services TopCo (ML), L.P., which is majority-owned by Prime Security Services TopCo Parent, L.P. (“Ultimate Parent”). Ultimate Parent is majority-owned by Apollo Investment Fund VIII, L.P. and its related funds that are directly or indirectly managed by affiliates of Apollo.
In January 2018, we completed an initial public offering (“IPO”), and our common stock, par value $0.01 per share (“Common Stock”), began trading on the New York Stock Exchange (“NYSE”) under the symbol “ADT.”

In September 2020, we issued and sold 54,744,525 shares of Class B common stock, par value $0.01 per share (“Class B Common Stock”), for an aggregate purchase price of $450 million, to Google in a private placement pursuant to a securities purchase agreement dated July 31, 2020.
In September 2022, we entered into a Securities Purchase Agreement, dated as of September 5, 2022, with State Farm (the “State Farm Securities Purchase Agreement”), pursuant to which we agreed to issue and sell in a private placement to State Farm 133,333,333 shares of our Common Stock (the “State Farm Shares”) at a per share price of $9.00 for an aggregate purchase price of $1.2 billion (the “State Farm Strategic Investment”). Also in September 2022, in connection with the State Farm Strategic Investment, we commenced a tender offer to purchase up to 133,333,333 shares of our Common Stock (including shares issued upon conversion of Class B Common Stock) (the “Tender Shares”) at a per share price of $9.00 (the “Tender Offer”). Concurrently with the execution of the State Farm Securities Purchase Agreement, Apollo delivered to us a Tender and Support Agreement, pursuant to which Apollo agreed to collectively tender (and not withdraw) no fewer than 133,133,333 shares of Common Stock in the Tender Offer (the “Apollo Support Agreement”) and Google delivered to us a Support Agreement, pursuant to which Google agreed to not convert and tender any of its shares of Class B Common Stock.
In October 2022, the State Farm Strategic Investment closed, and we issued and sold the State Farm Shares to State Farm pursuant to the State Farm Securities Purchase Agreement. Also in October 2022, the Tender Offer expired, and we used the proceeds from the State Farm Strategic Investment to repurchase the Tender Shares, subject to the terms and conditions described in the Offer to Purchase dated September 12, 2022 (as amended from time to time, the “Offer to Purchase”). The Tender Shares were subject to the “odd lot” priority and proration provisions described in the Offer to Purchase as the Tender Offer was substantially over-subscribed. No shares of Class B Common Stock were converted and tendered in the Tender Offer.
As of December 31, 2022, Apollo owned approximately 55%, State Farm owned approximately 15%, and Google owned approximately 6% of our outstanding common stock, including Class B Common Stock (on an as-converted basis) and unvested shares of common stock.
KEY BUSINESS DEVELOPMENTS AND RECENT INITIATIVES
The following highlights key updates to our business over the past three years:
•January 2020 - We acquired Defender Holdings, Inc. (“Defenders”), our largest independent dealer at the time providing home security and automation products and services (the “Defenders Acquisition”), which represented approximately 55% of our indirect channel at the time of acquisition.
•February 2020 - We launched a new revenue model initiative for certain residential customers, which (i) revised the amount and nature of fees due at installation, (ii) introduced a 60-month monitoring contract option, and (iii) introduced a new retail installment contract option.
•July 2020 - We entered into a Master Supply, Distribution, and Marketing Agreement (the “Google Commercial Agreement”) with Google pursuant to which Google has agreed to supply us with certain Google devices as well as certain Google video and analytics services for sale to our customers.
•November 2020 - We announced the ongoing development of our ADT-owned next-generation professional security and automation technology platform as part of our partnership with Google (as discussed below).
•July 2021 - We introduced our Virtual Assistance Program, which delivers a scalable, cost-efficient means of servicing our customers through live video streaming with our skilled technicians to troubleshoot and resolve service issues. This provides customers with more options for receiving certain services that best fit their lifestyles while reducing the cost for us to provide these services and lowering our carbon footprint by eliminating thousands of vehicle trips each day.
•December 2021 - We entered the residential solar market with the ADT Solar Acquisition, which leverages our brand awareness and trust among consumers to provide customers with solar and energy storage solutions, energy efficiency upgrades, and roofing services.
•October 2022 - The State Farm Strategic Investment closed, and we completed the Tender Offer, both as described above. In connection with the State Farm Strategic Investment, we entered into a development agreement with State Farm (the “State Farm Development Agreement”), pursuant to which State Farm committed up to $300 million to fund product and technology innovation, customer growth, and marketing initiatives. Upon the closing of the State Farm Strategic Investment, we received $100 million of such commitment from State Farm, which is restricted until we use the funds for investment, as agreed upon with State Farm, in accordance with the State Farm Development Agreement.

•February 2023 - Released our new ADT+ app for our self setup line of DIY smart home security products, including Google Nest offerings, which allows customers to easily access and control their ADT devices through an intuitive app experience.
Google Partnership Update
Pursuant to the Google Commercial Agreement, Google has agreed to supply us with certain Google devices as well as certain Google video and analytics services (“Google Devices and Services”) for sale to our customers. Subject to customary termination rights related to breach and change of control, the Google Commercial Agreement has an initial term of seven years from the date that the Google Devices and Services are successfully integrated into the Company’s end-user security and automation platform. Further, subject to certain carve-outs, the Company has agreed to exclusively sell Google Devices and Services to its customers.
In June 2022, we amended the Google Commercial Agreement to extend the date for the launch of the integrated Google Devices and Services until September 30, 2022. Although we currently offer Google video products for all new professional installs, with limited exceptions, we have not launched the integrated Google Devices and Services, and therefore Google has the contractual right to require us, with certain exceptions, until such integration, to exclusively offer Google Devices and Services without integration for all new professional installations and, with limited exceptions, for existing customers who do not have ADT Pulse or ADT Control interactive services. We are working closely with Google toward an integrated solution.
Our partnership with Google represents the combination of the leading security and smart home brand and the leading technology brand joining forces to introduce the next-generation smart and helpful home. As part of this partnership, each company has agreed to contribute $150 million upon the achievement of certain milestones toward the joint marketing of devices and services; customer acquisition; training of our employees for the sales, installation, customer service, and maintenance of the product and service offerings; and technology updates for products included in such offerings. In addition, in August 2022, the Company and Google executed an amendment to the Google Commercial Agreement, pursuant to which Google has agreed to commit an additional $150 million to fund growth, data and insights, product innovation and technology advancements, customer acquisition, and marketing, as mutually agreed by the Company and Google. The additional success funds will be funded in three equal tranches, subject to the attainment of certain milestones.
Co-branded offerings are and will continue to be available in the form of both professionally installed and self setup, or do-it-yourself (“DIY”), solutions and will include the integration of leading Google devices paired with Google video and analytics services initially through our current technology platform and the Google Home platform. We launched the Google Nest doorbell during the first quarter of 2022, rolled out mesh Wi-Fi during the second quarter of 2022, and launched Google indoor and outdoor cameras in the third quarter of 2022.
In the first quarter of 2023, we introduced our own new ADT+ app for our self setup line of DIY smart home security products, including Google Nest offerings. Our comprehensive interactive technology platform is intended to provide customers with a seamless experience through a common application across security, life safety, automation, and analytics and integrate the user experience, customer service experience, and back-end support. We expect to introduce this platform for professional installation by the end of 2023.
COVID-19 Pandemic Update
The COVID-19 Pandemic, including subsequent variants, caused certain notable adverse impacts on general economic conditions, including temporary and permanent closures of many businesses, increased governmental regulations, supply chain disruptions, and changes in consumer spending. Our employees are susceptible to COVID-19 in the ordinary course of their work. In order to continue to both protect our employees and serve our customers, we have implemented and are continuously monitoring and evolving certain measures as necessary, such as (i) detailed protocols for infectious disease safety for employees; (ii) employee daily wellness checks; and (iii) certain work from home actions, including for the majority of our call center professionals. We continue to monitor the impact of the COVID-19 Pandemic on our business, including with regard to the health and safety of our employees and customers, the continuing supply chain impacts and availability and pricing of key products, and our ability to continue to operate all aspects of our business.

SEGMENT AND GEOGRAPHIC INFORMATION
We evaluate and report our segment information based on the manner in which our Chief Executive Officer, who is the chief operating decision maker, evaluates performance and allocates resources. We report results in three operating and reportable segments, Consumer and Small Business (“CSB”), Commercial, and Solar.
Where applicable, prior periods have been retrospectively adjusted to reflect our current operating and reportable segment structure. Revenue is attributed to individual countries based upon the operating entity that records the transaction. Revenue outside of the U.S. is not material.
We organize our segments based primarily on customer type as follows:
•CSB - The CSB segment primarily includes (i) revenue and operating costs from the sale, installation, servicing, and monitoring of integrated security, interactive, and automation systems, as well as other offerings such as mobile security and home health solutions; (ii) other operating costs associated with support functions related to these operations; and (iii) general corporate costs and other income and expense items not included in the Commercial or Solar segments. Customers in the CSB segment are primarily comprised of owners and renters of residential properties, small business operators, and other individual consumers.
•Commercial - The Commercial segment primarily includes (i) revenue and operating costs from the sale, installation, servicing, and monitoring of integrated security, interactive, and automation systems, fire detection and suppression systems, and other related offerings; (ii) other operating costs associated with support functions related to these operations; and (iii) certain dedicated corporate and other costs. Customers in the Commercial segment are comprised of larger businesses with more expansive facilities (typically larger than 10,000 square feet) and multi-site operations, which often require more sophisticated integrated solutions.
•Solar - The Solar segment primarily includes (i) revenue and operating costs from the sale and installation of solar systems, energy storage solutions, and other related solutions and services; (ii) other operating costs associated with support functions related to these operations; and (iii) certain dedicated corporate and other costs. Customers in the Solar segment are primarily comprised of residential homeowners who purchase solar systems and energy storage solutions, energy efficiency upgrades, and roofing services.
PRODUCTS AND SERVICES
Our Security and Automation Offerings
Our core security offerings include burglar and life safety alarms, smart security cameras, smart home automation systems, fire detection and suppression systems, video surveillance systems, and access control systems (referred to collectively as security systems, solutions, or offerings). Our security offerings are designed to detect intrusion; control access; sense movement, smoke, fire, carbon monoxide, flooding, temperature, and other environmental conditions and hazards; and address personal medical emergencies such as injuries or unanticipated falls. We offer our customers routine maintenance and the installation of upgraded or additional equipment, which provide additional value to the customer and generate incremental recurring monthly revenue. Additionally, our personal emergency response system products and services utilize our security monitoring infrastructure to provide customers with solutions that help to sustain independent living, detect when a fall occurs, and provide protection while on the go. In our Commercial business, we also sell, install, integrate, maintain, and inspect commercial building safety and management technologies.
The vast majority of new residential customers choose our automation and smart home solutions, which provide customers the ability to remotely monitor and manage their environments through our customized web portal via web-enabled devices (such as smart phones) or through touchscreen panels in their homes.
Our automation and smart home solutions allow customers to:
•remotely arm and disarm their security systems;
•record and view real-time video;
•program their systems to react to defined events;
•integrate their systems with various third-party connected devices such as cameras, lights, thermostats, appliances, and garage doors; and
•automate custom schedules for these connected devices.

Sales to most CSB and certain Commercial customers typically require us to make an upfront investment related to installation costs (such as labor, commissions, equipment, and overhead), which we partially recover through upfront fees charged at the time of installation. While the economics of an installation can vary depending on the customer acquisition channel and offering, we generally achieve revenue break-even in less than two and a half years. Our ability to increase our average prices for individual customers depends on a number of factors, including the type and complexity of service, the quality of our service, the introduction of additional features and offerings that increase the value to the customer, and the competitive environments in which we operate.
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
CSB - The standard contract terms for CSB customers are two, three, or five years, with automatic renewals for successive 30-day periods, unless canceled by either party.
Customers are typically charged an upfront fee, which qualifying residential customers can pay over the course of the contract. We may then use these retail installment contract receivables as collateral for borrowings under our uncommitted receivables securitization financing agreement (the “Receivables Facility”). Residential customers are also generally obligated to make monthly payments for monitoring services for the remainder of the initial contract term. Monitoring services are typically billed monthly or quarterly in advance, and more than 80% of our residential customers pay us these fees through automated payment methods, with new residential customers generally opting for these payment methods.
Commercial - The standard contract term for Commercial customers is typically five years with automatic renewals ranging from 30-day periods to one year. In some arrangements, we may install a system without an on-going contractual monitoring or maintenance service relationship.
Solar Offerings
We design, install, and sell custom residential solar systems and energy storage solutions, energy efficiency upgrades, and roofing services through dedicated and specialized in-house sales and marketing, design and engineering, and installation teams.
The standard contract for solar customers varies based on specifics of the job and generally covers the time from signing of the agreement to completion of installation, with certain warranties and guarantees covering workmanship and system performance. Additionally, a substantial portion of sales are financed by third parties.
Monitoring Centers
As of December 31, 2022, we operated nine monitoring centers located throughout the U.S. and listed by Underwriters Laboratories (“UL”) in order to provide 24/7 year-round professional monitoring services to our customers, including our monitoring centers that also provide outsourced monitoring services for other security companies. Our monitoring centers are fully redundant, which means all monitoring operations can be automatically transferred to another monitoring center in case of an emergency such as fire, tornado, major interruption in telephone or computer service, or any other event affecting the functionality of one of our centers. To obtain and maintain a UL listing, a security systems monitoring center must be located in a building meeting UL’s structural requirements, have back-up computer and power systems, and meet UL specifications for staffing and standard operating procedures. Many jurisdictions have laws requiring that security systems for certain buildings be monitored by UL-listed centers, and in some instances, a UL listing is required by insurers of certain customers as a condition of insurance coverage. In addition, we implemented certain work from home actions as a result of the COVID-19 Pandemic, including for a majority of our monitoring center professionals in compliance with UL work-from-home standards.
Upon the occurrence of certain initiating events, our monitored security systems send event-specific signals to personnel at our monitoring centers who then relay appropriate information, based on the customer’s contract and preferences, to first responders, such as local police, fire departments, or medical emergency response centers; the customer; or others on the customer’s emergency contact list. We continue to focus on our alarm verification technologies and partner with industry associations and various first responder agencies to help prioritize response events, enhance response policies, and develop processes that allow us to send data to emergency response centers directly. Additionally, our System Monitoring and Response Technology (“SMART”) monitoring solution differentiates our offerings, aims to result in faster and higher-quality responses, and is expected to reduce annual false alarms and customer care calls. ADT SMART Monitoring can deliver alarms to connected and participating 911 centers faster than traditional voice handling speeds.

Field and Call Center Operations
Our field and call center operations comprise a nationwide network of sales and service offices, call centers, and support facilities across the U.S. We provide ongoing training to our field and call center employees across all business segments, as well as our authorized dealers, and we continually measure and monitor customer satisfaction-oriented metrics across each customer touch point.
We staff our sales and service offices with qualified individuals who make sales calls, install security and solar systems, and provide service and support to our customers, and we utilize third-party subcontract labor when appropriate to assist with these efforts. Our objective is to provide a differentiated service experience by resolving customer issues remotely whenever possible and scheduling installation and service visits at times convenient for the customer. Additionally, we implemented our Virtual Assistance Program in July 2021 for our residential security and automation customers, which enables our technicians to live stream with certain customers to resolve service issues or assist with installations while reducing some of the costs of in-home visits.
Our CSB and Commercial call center operations provide support 24 hours a day on a year-round basis, and all requests are routed through our customer contact centers to ensure technical service requests are handled promptly and professionally. In many cases, customer care specialists can remotely resolve non-emergency inquiries regarding service, billing, and alarm testing and support. We continue to offer customers additional choices in managing their services through customer-facing self-service tools via interactive voice response systems and the Internet. In addition, we use a network of external vendors, both domestic and outside of the U.S., to supplement our internal call center resources as needed.
We serve our largest Commercial multi-site customers from our National Accounts Operation Center (“NAOC”) in Irving, Texas, which allows the customer to call one location to resolve all support issues, including billing, installations, service calls, upgrades, or other service-related issues.
Additionally, our Network Operations Center (“NOC”) houses a group of highly-experienced, certified engineers, system administrators, and network analysts capable of designing, provisioning, and maintaining security-only networks for our Commercial customers. The NOC also provides other managed services to support and enhance our customer’s security systems. Employees in our NOC hold a multitude of vendor certifications in addition to classic Cisco and Cisco Meraki Certifications. Our NOC was one of the first security integrators to earn the Cisco Cloud and Managed Services Express Partner Certification and remains one of the few in our industry to hold this specialized certification.
Sales and Distribution Channels
We utilize a complementary mix of direct and indirect sales and distribution channels:
•Direct Channel
Our direct channel CSB and Commercial customers are generated by direct response and other marketing efforts, general brand awareness, customer referrals, and lead generation partners, and are supported by our internal sales force located in our national sales call centers as well as our nationwide network of sales and service offices. In many scenarios, we close the sale of a basic system over the phone and allow our field force to augment the system at the time of installation. In other cases, field sales consultants work directly with the customer to select an ideal system. Driven by consumer preferences, we also market to customers through retail and e-commerce channels, which are expected to grow in the next few years, and we have been supplementing existing channels to meet consumers where they prefer to shop.
Our direct channel Solar customers are generated primarily through third-party lead partners, owned media, an internal sales force, and referrals from our customers, which are supported by our internal call center and field sales consultants. In most cases, our field sales consultants work with the customer during the in-person presentation and customize the system to fit their needs.
Across our organization, our field sales consultants typically undergo an in-depth screening process prior to hire. Field sales consultants complete comprehensive centralized training prior to conducting customer sales presentations, as well as participate in ongoing training in support of new offerings. We typically utilize a highly structured sales approach, which includes, in addition to the structured model sales call, daily monitoring of sales activity and effectiveness metrics and regular coaching by our sales management teams.

•Indirect Channel
Our indirect channel CSB and Commercial customers are generated mainly through our network of agreements with third-party independent dealers who sell equipment and ADT Authorized Dealer-branded monitoring, interactive, and other services to residential end users (the “ADT Authorized Dealer Program”). As opportunities arise, we have in the past engaged, and we may continue to engage, in selective third-party account purchases, which typically involve the purchase of a set of customer accounts from other security service providers.
As of December 31, 2022, our network of authorized dealers consisted of approximately 150 authorized dealers operating across the U.S. Our authorized dealers are contractually obligated to offer exclusively to us all qualified monitored accounts they generate, but we are not obligated to accept these accounts. We pay our authorized dealers for the acquisition of any qualified monitored accounts (referred to as dealer generated customer accounts) we purchase from them. Dealer generated customer account contracts typically have an initial term of three years with automatic renewals for successive 30-day periods, unless canceled by either party. If a purchased account is canceled during the charge-back period, which is generally thirteen months, the dealer is required to refund our payment of the purchase price for the canceled account. In certain instances in which we reject an account, we generally still indirectly provide monitoring services for that account through a monitoring services agreement with the authorized dealer.
Authorized dealers are required to adhere to the same high-quality standards for sales and installation as our own sales and service offices. We monitor each authorized dealer’s financial stability, use of sound and ethical business practices, and delivery of reliable and consistent high-quality sales and installation methods.
Our Marketing Strategy
We focus on driving revenue by increasing consumer awareness and preference, improving consumer purchasing flexibility, and optimizing our go-to-market approach. To support the growth of our customer base, improve brand awareness, and drive greater market penetration, we consider new customer channels and lead generation methods, explore opportunities to provide branded solutions, and form strategic partnerships and alliances with various third parties.
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
Our goal is to maximize customer lifetime value for both new and existing customers by (i) continuing to evaluate our pricing and product offerings; (ii) managing costs and service strategies to provide enhanced value; (iii) upgrading existing customers to our interactive services, internet protocol (“IP”) video solutions, or other upgraded solutions where desirable; (iv) offering various cross-selling and bundling initiatives; and (v) achieving long customer tenure.
OUR MARKETS
We serve our customers in the following three primary markets that align to our segments, Consumer and Small Business, Commercial, and Solar. We also seek opportunities to leverage our brand name, our core focus on security and smart home solutions, and our high degree of trust among our customer base to pursue new customers in complementary markets such as personal on-the-go security and safety. We have seen an increase in interest in smart home offerings and other mobile technology applications, which we believe is attributable to a variety of factors, including advancements in technology, younger generations of consumers, and shifts to de-urbanization. We believe our strategic initiatives will help us satisfy consumer and commercial demands in light of these macro-level dynamics and position us for sustainable growth for years to come.

CSB
The residential and small business security and automation market primarily consists of owners and renters of single-family homes or apartments and small businesses owners. The market is generally characterized by a large and homogeneous customer base with less complex system installations. Many of our residential and small business customers are driven to purchase monitored security and automation services as a result of moving to a new location; a perceived or actual increase in crime or life safety concerns in their neighborhood; significant events such as the birth of a child or the opening of a new business; or incentives provided by insurance carriers that may offer lower insurance premium rates if a security system is installed or may require that a system be installed as a condition of coverage.
Commercial
The commercial market ranges from large single-site commercial facilities to multi-site national companies. The market is characterized by higher penetration rates, driven in part by fire and building codes and insurance requirements, and by a higher degree of complexity with respect to system installations. Most business customers require a basic security system for insurance purposes, and certain commercial premises are required to install and maintain fire alarm, and sometimes fire suppression, systems to meet the requirements under applicable building codes and insurance policies. Additionally, businesses may also leverage our IP video solutions for operational purposes such as employee safety, theft prevention, and inventory management.
Solar
The solar market consists primarily of residential property owners, and sales are typically financed by third party financing institutions. The market is highly fragmented, under-penetrated, and has a longer lag between sale/contract and installation than our residential security market. With the shift in consumer preference toward clean energy and the solar tax credit incentives included in the Inflation Reduction Act of 2022 (the “IRA”), we believe the market is poised to expand and our brand recognition provides opportunities to increase market share within the solar industry. Additionally, we believe there is a large cross-selling and bundling opportunity with our CSB markets as consumers adopt smart home automation.
COMPETITION
Our approach to competition is to emphasize the quality and reputation of our offerings, as well as our superior customer service, industry-leading brand, network of customer support and monitoring centers, commitment to consumer privacy, and knowledge of customer needs. Success in acquiring new customers depends on a variety of factors such as brand and reputation, market visibility, the ability to identify and sell to prospective customers, offering capabilities, and the quality and prices of our products and services. Technology trends and innovation have also created significant change in our industries, providing many new opportunities while also lowering the barriers to entry for automation, interactive, and smart home solutions. As a result, new business models and competitors have emerged.
We are focused on extending our leadership position in the traditional residential and commercial security and smart home markets while also growing our share of the solar market, as well as entering into emerging and adjacent markets. In addition, we continue to add new features and functionalities to further differentiate our offerings, including the potential benefits of offering security and solar solutions together, and support a pricing premium. We believe a combination of technology advancements along with a growing customer interest in lifestyle and business productivity solutions will support the increasing penetration of automation, interactive, smart home, and solar solutions.

Security and Automation Markets
The traditional residential and commercial security markets in the U.S. remain highly competitive and fragmented, with a low number of major companies and thousands of smaller regional and local companies, which is primarily the result of relatively low barriers to entry in local geographies and the availability of companies providing outsourced monitoring services but not maintaining the customer relationship. Additionally, with our recent focus on DIY offerings such as our ADT Self Setup product suite, including our partnership with Google, we may face additional competition in the DIY space as we position ourselves to grow our market share. We believe our principal competitors are:

Residential	DIY	Commercial
Vivint Smart Home, Inc	SimpliSafe Home Security Systems	Johnson Controls International plc.
Brinks Home Security (operating brand of Monitronics International, Inc.)	HomeKit by Apple	Convergint Technologies
Xfinity Home Security (a division of Comcast Corporation)	Ring Smart Security System by Amazon	Securitas Technology
We also compete with point solutions (products with one intended application) and home automation-only systems. In some cases, customers believe that these offerings replace the need for full-scale security systems. Additionally, while we continue to see a shift toward self-installation offerings, certain third-party professional installers such as Best Buy’s Geek Squad, OnTech, and Angi offer professional installation alternatives.
Also, some self-monitored solutions do not require a monthly fee for home automation services, which allows for no-cost alternatives to the professionally monitored (monthly fee-based) solutions that we provide. Although self-monitored solutions do not replace the need for professionally monitored solutions, as more features and functionality are built into these self-monitored solutions, the demand for some customers to opt for more expensive, professionally monitored options could be reduced.
We believe we are well positioned to compete with traditional and new competitors due to our focus on safety, security, convenience, and pricing; our nationwide team of sales consultants; our solid reputation for and expertise in providing reliable security and monitoring services through our in-house network of redundant monitoring centers; our reliable product solutions; our highly skilled installation and service organization; and our partnerships with companies such as Google and State Farm.
Solar Market
The Solar market is highly fragmented and relatively new in many respects, which we believe provides us with greater opportunity for growth. ADT Solar faces competition from companies that offer solar solutions as stand-alone offerings, companies that offer solar solutions in addition to their core business, and traditional utilities that supply electricity to potential residential customers. We believe our principal competitors are:

Sunrun Inc.	Sunnova Energy International, Inc.	Titan Solar Power
SunPower Corporation	Trinity Solar, Inc.	Freedom Forever
We believe we are well positioned to compete in the solar market by leveraging the ADT brand, focusing on providing safe, smart, and sustainable solutions for our customers, as well as focusing on cross-selling opportunities with our security businesses.
RESOURCES MATERIAL TO OUR BUSINESS
Materials and Inventory
We purchase equipment and product components from a limited number of suppliers and distributors. To minimize the risk of a disruption from any single supplier, we utilize dual sourcing methods whenever possible. Inventory is held at supplier locations, distribution partner locations, and internal ADT regional distribution centers at levels we believe are sufficient to meet current and anticipated customer needs. We also maintain inventory of certain equipment and components at our field offices and in technicians’ vehicles. Additionally, third-party distributors generally keep a minimum stocking level of certain key items to have coverage for certain situations, including supply chain disruptions.
We also rely on various information technology and telecommunications service providers as part of the functionality and monitoring of our systems.

While we have only experienced minimal impact in our Commercial operations and in the development of new products due to supply chain disruptions in recent years, we could experience a material impact to our sales and revenue, operating results, cash flows, and ability to commercialize new products in the future. We are continuously monitoring global supply chain disruptions, and we do not currently anticipate any major interruptions in our supply chain in the near term.
Intellectual Property
Patents, trademarks, copyrights, and other proprietary rights are important to our business and we continuously refine our intellectual property strategy to maintain and improve our competitive position. Where possible and appropriate, we seek to register or patent new intellectual property to protect our ongoing technological innovations and strengthen our brand, and we take appropriate action against infringements or misappropriations of our intellectual property rights by others. We review third-party intellectual property rights to help avoid infringement and to identify strategic opportunities. We typically enter into confidentiality agreements to further protect our intellectual property.
We own a portfolio of patents that relate to a variety of monitored security and automation technologies utilized in our business, including security panels and sensors, video and information management solutions, and our SMART monitoring solution that aims to reduce false alarms and improve response effectiveness. We also own a portfolio of trademarks, including ADT, ADT Pulse, Protection 1, ADT Commercial, and ADT Solar. In addition, we are a licensee of intellectual property, including from our third-party suppliers and technology partners. Patents extend for limited periods of time in the various countries where patent protection is obtained. Trademark rights may potentially extend for longer periods of time and are typically dependent upon the use of the trademarks.
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
In connection with the sale of our Canadian operations in 2019, we entered into a non-competition and non-solicitation agreement with TELUS Corporation (“TELUS”) pursuant to which we will not have any operations in Canada, subject to limited exceptions for cross-border commercial customers and mobile safety applications, for a period of seven years from the date of sale. Additionally, we entered into a patent and trademark license agreement with TELUS granting (i) the use of our patents in Canada for a period of seven years, and (ii) exclusive use of our trademarks in Canada for a period of five years and non-exclusive use for an additional two years thereafter.
SEASONALITY
CSB
Our residential security and home automation business has historically experienced a certain level of seasonality primarily as a result of fluctuations in the housing market. Since more household moves typically take place during the second and third calendar quarters of each year, our disconnect rate, new customer additions and installation volume, and related cash subscriber acquisition costs are historically higher in these quarters than in the first and fourth calendar quarters. However, other factors such as the level of marketing expense, relevant promotional offers, and timing of third-party account purchases can impact these trends. Further, we may see increased servicing costs related to more alarm signals and customer service requests as a result of inclement weather-related incidents.
We believe the COVID-19 Pandemic affected some of these seasonal trends beginning in 2020 as we experienced a lower volume of customer relocations, which was followed by a slight increase during 2021 as the number of household moves increased. During 2022, we have seen favorable trends in gross customer revenue attrition primarily as a result of a lower volume of customer relocations, partially offset by an increase in non-payment disconnects. We are currently unable to determine whether there will be any ongoing impact on our seasonality, and we may continue to experience fluctuations in certain trends, such as relocations, in the future.

Commercial
While our Commercial segment doesn’t typically experience the same level of seasonality as the CSB segment, it may experience fluctuations related to inclement weather-related incidents, which may result in fewer installations during the first calendar quarter of the year. Additionally, the timing of general construction schedules and school sessions tend to result in increased productivity in the second and third calendar quarters of the year.
Solar
In our Solar segment, seasonality may be impacted by regional weather patterns, as well as customers’ desires to obtain tax credits toward the end of the year. While sales may increase during the last calendar quarter of the year, other factors such as backlog, permitting, and weather patterns may impact the timing of installations during the first and fourth calendar quarters.
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
Licensing and Permitting
Most states in which we operate have employee and/or business licensing laws directed specifically toward professional installation and monitoring of security devices, as well as solar installations. Our business is also subject to requirements, codes, and standards imposed by local government jurisdictions, as well as various insurance, approval and listing, and standards organizations. We maintain the relevant and necessary licenses related to the provision of installation of security and solar systems and related services in the jurisdictions in which we operate.
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
Our Solar business is exposed to federal, state, and local government regulations and policies concerning the electric utility industry, as well as internal policies of the electric utility companies, including with respect to electricity pricing, tax credits and other incentives, and the interconnection of customer-owned electricity generation.
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
We use credit scoring to qualify our residential customers for certain offers and financing options. The use of credit reporting and scoring and offering financing options to our residential customers is subject to federal and state laws, including the federal Fair Credit Reporting Act, which limit the use of consumer credit reports, prohibit discrimination against protected classes when offering or granting credit and require certain disclosures to customers in the event that we take an adverse action based on a consumer credit report.
We provide some residential customers the option of paying us up-front charges in installments and certain other customers the option of using third-party financing arrangements, all of which are subject to federal and state laws regulating consumer finance. These laws require certain mandatory consumer disclosures and, in some cases, limit our ability to impose certain fees and charges. In addition, some jurisdictions require us to register or obtain licenses in order to make installment contract or third-party financing options available to our customers.

Labor and Employment
Our operations are subject to regulation under the U.S. Occupational Safety and Health Act (“OSHA”) and equivalent state laws. Failure to comply with applicable OSHA regulations or other federal, state, and local laws and regulations, even if no work-related serious injury or death occurs, may result in civil or criminal enforcement and substantial penalties, significant capital expenditures, or suspension or limitation of operations.
Additionally, in certain jurisdictions, we must obtain licenses or permits to comply with standards governing employee selection, training, and business conduct.
Environmental Protection
We continue to monitor emerging developments regarding environmental protection laws. At this time, we do not believe that federal, state, and local laws and regulations relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment, or any existing or pending climate change legislation, regulation, or international treaties or accords are reasonably likely to have a material negative effect in the foreseeable future on our business.
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
Human Capital Management
As of December 31, 2022, we employed approximately 22,000 people, including approximately 3,300 direct field sales consultants; 6,200 installation and service technicians; 4,300 customer care professionals; and 900 phone sales representatives.
Approximately 5% of our employees are covered by collective bargaining agreements; and we believe our relations with our employees and labor unions have generally been positive.
In December 2021, we acquired ADT Solar and are continuing to integrate it into our human capital programs.
Performance Culture
ADT defines a Performance Culture as our shared values, priorities, and principles that shape beliefs and drive behaviors and decision-making to achieve high levels of performance at an individual, team, and organizational level. We are committed to fostering a culture and environment where every team member feels valued and empowered to collaborate and achieve business results. Performance differentiation for 2021 was reinforced through pay differentiation in 2022 via the merit pay process, the annual incentive plan, and the long-term incentive plan subject to team member eligibility. In addition, we enhanced talent management by modifying the performance rating scale and process to enhance differentiation for the future and completed a talent management review for key positions.
Talent Recruitment and Management
We are committed to attracting, retaining, and developing a strong, dedicated, and diverse workforce. Our success depends in large part on our hiring and retaining top talent across the entire organization, with primary emphasis placed on our management team and employees who interface directly with our customers (such as sales representatives, installation and service technicians, and call center personnel), who make up the majority of our organization. We focus on having a diverse, inclusive, and safe workplace, while offering competitive compensation, benefits, and health and wellness programs. We provide training and learning opportunities, rotational assignment opportunities, and continuous performance feedback and coaching to further our employee development. In addition, our long-term equity compensation is intended to align management interests with those of our stockholders and to encourage the creation of long-term value.
We continue to deploy talent using a mix of hybrid, remote, and in-person work arrangements (based on role) to support talent attraction and retention. We offer our employees a variety of learning opportunities, tuition reimbursement, and opportunities for employee mobility by supporting internal promotions to fill open positions, all of which are designed to allow employees to be successful throughout their careers.

Inclusive Diversity and Belonging (“IDB”)
We are committed to building a culture of inclusive diversity for our employees and deliberately advancing the maturity and effectiveness of our practices. We believe our employees should reflect the communities where we live and serve, and we strive to hire and retain a workforce that is truly representative of our markets. We track our workforce composition data over time to determine if we are making appropriate progress in advancing gender, racial, and ethnic representation within our employee demographics. As of December 31, 2022, overall diversity representation remained stable versus the prior year, with approximately half of our workforce comprised of racially and ethnically diverse employees and approximately one-third comprised of female employees. Executive diversity representation for female and ethnically or racially diverse employees improved from the prior year. ADT’s Inclusive Diversity and Belonging Council (the “AIDBC”) and its nine Business Employee Resource Groups (“BERG”) are central to our ability to execute our IDB priorities.
The AIDBC, established in 2020, represents a broad cross section of our organization, including executive and senior management, and focuses on driving IDB commitments and priorities by identifying and prioritizing action, taking accountability for achieving results, and ensuring timely updates are provided to our Chief Executive Officer. ADT’s IDB “North Star,” which states that everyone deserves to feel safe and to succeed, is the central organizing framework of our efforts defined by four strategic pillars: Inclusion, Diversity, Growth, and Unity (Community). In 2022, the AIDBC created an initial five-year strategic roadmap identifying future priorities and aspirations. We continue to focus on creating engaging workplaces that encourage the sharing of diverse ideas, celebrating differences, seeing value in diversity, and providing the resources, space, and opportunity for employees to thrive and succeed.
Numerous IDB priorities were implemented in 2022, and learning from past results and continuously improving our IDB practices are a high priority. Each AIDBC council member partnered with their human resources leaders and respective business executives to establish commitments and action plans focused on attracting, growing, and developing talent through participation in business-sponsored IDB initiatives and community work, which will continue in 2023 with additional focus on action planning, execution, and measurement. ADT’s diversity-recruiting approach is built around four key strategies: diverse pipelines for critical talent, relationship building with diverse organizations, fostering an internal cultural of diversity champions, and ensuring recruiters and hiring managers are committed to diversity. In 2022, ADT made an aspirational commitment to continuously improve our ability to present diverse candidates for Director and above roles; this practice will expand into 2023 for Manager and above roles. A comprehensive suite of on-demand reference material, resources, and eLearning solutions were designed in 2022, including the integration of unconscious bias awareness into our performance management practices. Employee and people leader IDB education and awareness continue to be a high priority focus area.
Deliberate growth and development of our BERGs is central to engaging and educating our employees about IDB. The Young Professionals BERG launched in 2022, bringing the total number of ADT BERGs to nine. Employee membership also increased in 2022, with over 9% of our employees participating in BERGs. BERGs offer our employees specific opportunities to partner and collaborate through learning and networking, volunteer projects, and mentoring. Our BERGs also participate in various business initiatives, and executives and officers from across the Company leverage their time, networks, and resources to support BERG initiatives and projects. To support BERG community advocacy and outreach, each BERG was granted $9 thousand in 2022 to donate to nonprofit organizations that align with their missions.
Employee Well-being and Health & Safety
We show our commitment to caring for our employees’ well-being by devoting significant resources to team members’ wellness, health, and safety. We continue to provide an annual well-being program available to all team members, which includes a variety of education and coaching programs, as well as monthly and quarterly well-being sessions. More than 6,800 employees are registered for the well-being portal, with more than 6,300 employees and spouses/domestic partners completing a health assessment. Employees enrolled in our self-insured medical plan are eligible for cash incentives by completing certain well-being activities.
Our Environmental, Health, and Safety (“EHS”) vision is to build a culture that promotes safe behaviors on each task, every day, to achieve zero incidents and enhance employee wellness, and to minimize our environmental impact. In order to achieve our vision, we strive to incorporate our values of people, prevention, and accountability into our business and the decisions we make each day. We believe that all occupational injuries and illnesses, as well as environmental incidents, are generally preventable, and we focus on compliance with all applicable EHS requirements. We have implemented an EHS management system that includes expectations for compliance, accountability, sustainability, and continuous improvement to foster a culture of safety that enables our employees to minimize risk and to understand and follow safety rules, as well as to identify, avoid, and correct unsafe actions, behaviors, or situations. For example, we continue to institute fleet safety initiatives on our vehicles, including installing and maintaining collision warning and auto-braking technologies.

Environmental
We are committed to reducing our impact on the environment by promoting environmental stewardship throughout our organization. We have implemented our ADT Environmental Absolutes framework, which represents our focus on complying with environmental requirements, addressing proper disposal of waste streams, and promoting recycling of materials. We invest significant time and resources to reduce our greenhouse gas emissions and have focused on efficiency improvements in lighting, air handling, and data operations. We continually explore methods to reduce greenhouse gases from our motor vehicle fleet, including through the purchase of newer vehicle models having greater fuel efficiency and the use of hybrid vehicles. In addition, we introduced our Virtual Assistance Program in 2021, which delivers a scalable, cost-efficient means of servicing our customers through live video streaming with our skilled technicians to troubleshoot and resolve service issues. This provides customers with more options for receiving certain services that best fit their lifestyles while reducing the cost for us to provide these services and lowering our carbon footprint by eliminating thousands of vehicle trips each day.
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
Social
As ADT shifts toward a strategy of being more safe, smart, and sustainable, our Corporate Social Responsibility program is also evolving. We are committing to community programs that create spaces where people can feel safe.
By supporting safe places, we can help provide preventative solutions with a broader impact. For instance, numerous studies show that the renovation of houses, buildings, and public spaces in historically underserved communities significantly reduces crime. Through financial contributions as well as in-kind product donations of smart security systems and rooftop solar solutions, ADT can make a difference. We can also galvanize employees to volunteer for block-beautification events and provide residents with pathways for employment through mentoring. Once a neighborhood is successfully revitalized, the whole community can benefit.
In 2022, ADT supported a variety of nonprofits through volunteerism, corporate philanthropy, and in-kind product donations. ADT also launched a partnership with the Requity Foundation to renovate vacant row houses in Baltimore. Additionally, ADT volunteers built Habitat for Humanity homes for deserving families in Florida, Colorado, Louisiana, Washington, and Nevada. In each of these instances, ADT contributed funds along with smart security systems and rooftop solar solutions.
Governance
ADT prioritizes strong corporate governance, believing that this is the foundation for financial integrity and superior performance. Our Board of Directors (the “Board”) is responsible for the oversight of our business and approves our operating values which are reflected in our Code of Conduct (the “Code”). The Board also oversees the principal risks of our business and makes sure practical procedures are in place to effectively monitor, manage, and mitigate those risks. The Board maintains four standing committees, each of which reports on their activities to the full Board: Executive; Compensation; Nominating and Corporate Governance; and Audit. The Audit Committee, which is comprised of independent directors, oversees financial risks, and monitors the management of the principal risks that could impact our financial reporting, including cybersecurity and privacy risks. It also oversees, reviews, and periodically discusses the implementation and effectiveness of our compliance and ethics programs with management. The Audit Committee is responsible for our ESG strategy, policies, and public disclosures. We have also established an ESG working group comprised of representatives from legal, government affairs, human resources, environment, health and safety, public relations, marketing, internal audit, and investor relations, which provides periodic updates to the Audit Committee.
In February 2022, we adopted the following ESG Commitment Statement: Our commitment to respect the environment, promote social responsibility, and lead with responsible governance is fundamental to who we are and guides our safe, smart, and sustainable business practices.
As we continue to progress our ESG program, we will focus our initiatives in one or more of the following areas, which we believe are important to our stakeholders: (i) data privacy and cyber security, (ii) inclusive diversity and belonging, (iii) employee well-being and development, (iv) customer and community health and safety, (v) environmental management, (vi) climate change risk management, (vii) responsible governance, and (viii) product safety and quality.

We are committed to ensuring all ADT employees uphold our core Company values of trust, collaboration, service, and innovation. This begins with the Code which describes our commitment to our customers, investors, communities, and each other. The Code outlines employee expectations and helps foster a culture of integrity. The ADT Ethics Office oversees the employee ethics hotline as well as ethics training programs including an introduction, overview, and summary of the Code. The Code is supplemented by a variety of additional policies applicable to all team members, including non-retaliation; equal employment opportunity; anti-harassment; information technology security; personal data protection and privacy; conflicts of interest; intellectual property and the protection of confidential information; insider trading; anti-bribery and corruption; and the approval of transactions with related persons.
We also believe that the safety, security, and privacy of our customers are fundamental to the services we provide. Our policies guide us as we continuously enhance methods, best practices, and technologies to better monitor and protect customer data and inform and enable customers to make choices about their data privacy. We carefully consider data privacy when developing our own products and when incorporating products provided by our business partners, also known as “privacy by design.” We conduct privacy impact assessments and empower our employees to effectuate these privacy considerations on an ongoing basis. All ADT team members are required to complete and acknowledge annual training to raise awareness of current security risks and behavior, and around our Information Security and Privacy policies. Additional education and training are also required for specific groups based on their roles within the organization.
We do not own or operate any manufacturing facilities and therefore rely on suppliers and distributors to create and deliver our products. Our standard terms for agreements with our suppliers require product suppliers and distributors to adhere to and comply with our Guide to Supplier Social Responsibility, which covers human rights, child and forced labor, worker welfare, corruption, and bribery policies as well as environmental sustainability and diversity.
AVAILABLE INFORMATION
Availability of SEC Reports
Our website is located at https://www.adt.com. Our investor relations website is located at https://investor.adt.com. We make available free of charge on our investor relations website under “Financials” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, reports filed pursuant to Section 16 of the Securities Exchange Act of 1934 (the “Exchange Act”), other SEC filings, and any amendments to those reports that are filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings at http://www.sec.gov.
Use of Website to Provide Information
From time to time, we have used, and expect in the future to use, our website as a means of disclosing material information to the public in a broad, non-exclusionary manner, including for purposes of the SEC’s Regulation Fair Disclosure (Reg FD). Financial and other material information regarding the Company is routinely posted on our website and accessible at https://investor.adt.com. In order to receive notifications regarding new postings to our website, investors are encouraged to enroll on our website to receive automatic email alerts. None of the information on our website is incorporated into this Annual Report.

ITEM 1A. RISK FACTORS.
In addition to risks and uncertainties in the ordinary course of business that are common to all businesses, important factors that are specific to our industry and the Company could have a material adverse effect on our business, financial condition, results of operations, and cash flows. You should carefully consider the risks described below and in our subsequent periodic filings with the SEC. The following risk factors should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes in this Annual Report.
Risks Related to Our Products and Services
Our growth is dependent upon our ability to keep pace with rapid technological and industry changes through a combination of partnerships with third parties, internal development, and acquisitions, in order to obtain and maintain new technologies for our products and service introductions that achieve market acceptance with acceptable margins.
Our business operates in markets that are characterized by rapidly changing technologies, evolving industry standards, potential new entrants, and changes in customer needs and expectations. Accordingly, our future success depends in part on our ability to accomplish the following: identify emerging technological trends in our target end-markets; develop, acquire, and maintain competitive products and services that capitalize on existing and emerging trends; enhance our existing products and services by adding innovative features on a timely and cost-effective basis that differentiates us from our competitors; incorporate popular third-party interactive products and services into our product and service offerings; sufficiently capture and protect intellectual property rights in new inventions and other innovations; and develop or acquire and bring products and services, including enhancements, to market quickly and cost-effectively. Our ability to develop, alone or with third parties, or to acquire new products and services that are technologically innovative requires the investment of significant resources and can affect our competitive position. In addition, the dynamic nature of these changes requires that throughout 2023 and in future years we simultaneously engage in significant technology developmental efforts across our operations, including platform development, sales, marketing, customer care, customer self-service, virtual service, billing, and other substantive and administrative functions. While upgrading and implementing change to any one of our systems could present challenges, the age of our systems and architecture may present unique challenges that we have not previously encountered as we undertake these developmental efforts simultaneously across our operations. These acquisition and development efforts divert resources from other potential investments in our businesses, and they may not lead to the development of new commercially successful technologies, products, or services on a timely basis.
For example, in July 2020, we entered into the Google Commercial Agreement, pursuant to which Google has agreed to supply us with certain Google Devices and Services for sale to our customers. We have agreed, with certain exceptions, to exclusively provide or sell Google Devices and Services to our customers, although Google can sell the same or similar devices to our competitors who may more successfully commercialize products or services that are competitive to ours, thereby materially harming our business. Given this exclusivity arrangement with Google, if Google fails to perform or to provide Google Devices and Services that continually meet the demands of our customers, or fails to provide continued innovation and investment in their relevant product businesses, or if we fail to provide or sell the Google Devices and Services that Google provides, or if we fail to develop products and services with Google that our customers find desirable, all in a timely manner, or if Google were to begin offering security products or services competitive to our own, our business, financial condition, results of operations, and cash flows will be materially, adversely impacted. In addition, subject to customary termination rights related to breach and change of control, the Google Commercial Agreement has an initial term of seven years from the date that the Google Devices and Services are successfully integrated into our end-user security and automation platform. Product introductions and the timing of such integration are focused on customer experience and mutually agreed upon.
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
Any new or enhanced products and services that we develop pursuant to existing or new agreements with third parties may not satisfy customer preferences, and potential product failures may cause customers to reject our products and services. As a result, these products and services may not achieve market acceptance, and our brand image could suffer. In addition, our competitors may introduce superior products or business strategies, impairing our brand and the desirability of our products and services, which may cause customers to defer or forego purchases of our products and services, and impact our ability to charge monthly service fees. If our competitors implement new technologies before we are able to implement them, those competitors may be able to provide more effective products than ours, possibly at lower prices, and experience higher adoption rates and popularity. Any delay or failure in the introduction of new or enhanced solutions could harm our business, financial condition, results of operations, and cash flows. In addition, the markets for our products and services may not develop or grow as we anticipate. The failure of our technology, products, or services to gain market acceptance, the potential for product defects, or the obsolescence of our products and services could significantly reduce our revenue, increase our operating costs, or otherwise materially adversely affect our business, financial condition, results of operations, and cash flows.
We sell our products and services in highly competitive markets, including the home security and automation markets, the commercial fire and security markets, and the solar market, which may result in pressure on our profit margins and limit our ability to maintain or increase the market share of our products and services.
We experience significant competitive pressure in both the do-it-for-me (“DIFM”) and DIY spaces. The monitored security industry is highly fragmented and subject to significant competition and pricing pressures. We experience significant competitive pricing pressures in the DIFM space on installation, monitoring, and service fees. Several competitors offer comparable or lower installation and monitoring fees, and others may charge significantly more for installation, but in many cases, less for monitoring. In addition, in connection with our continued rollout of Google Nest products, and as our pricing model becomes more transparent to consumers and we offer more optionality with tiered pricing and pricing disaggregation as compared to our current pricing model, our competitors may be better able to underprice us in the marketplace and our customers and potential customers may determine they can achieve a lower cost solution or higher value with an alternative provider. Changes in the transparency of our pricing may also result in new customers selecting lower cost solutions than they otherwise would have and our existing customers switching to our lower cost solutions or demanding that we lower the cost of their existing solutions, which could impact our revenue and profitability. We also face competition in the DIY space from companies such as SimpliSafe, Apple HomeKit, and Amazon Ring, which enable customers to self-monitor and control their environments without third-party involvement through the Internet, text messages, emails, or similar communications. Some DIY providers may also offer professional monitoring with the purchase of their systems and equipment without a contractual commitment, or offer new IoT devices and services with automated features and capabilities, which may be appealing to customers and put us at a competitive disadvantage. In addition, certain DIY providers have a significantly broader customer base and product offering than us, allowing them to cross-sell interactive and security solutions that are competitive with our offerings to customers who are loyal to the competitor’s brand. Continuing shifts in customer preferences toward DIY systems could increase our attrition rates over time and the risk of accelerated amortization of customer contracts resulting from a declining customer base.
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
Furthermore, the new smart home standard Matter launched in 2022, with new Matter-compatible products already available in market. The project group was launched and introduced by Amazon, Apple, Google, Comcast, and others, with about 280 members currently in the working group, including ADT. The goal of the standard is to make all smart home devices interoperable. That means if you buy a product that includes the Matter logo, you can use it with Amazon Alexa, Apple Home, Google Home, Samsung SmartThings, or any other ecosystem that meets the standard. While this development is expected to benefit both consumers and smart home providers, it also presents increased risks for smart home companies, like ADT. Specifically, as smart home devices become interoperable with multiple platforms, the cost for consumers to switch providers and smart home platforms could decline significantly, making it more difficult for ADT to retain existing subscribers.
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
The solar energy industry is an emerging and constantly evolving market opportunity. The market has numerous competitors that could make it difficult for us to attract customers at prices we believe are appropriate, which could result in lower revenue and cash flow from operating activities. Rising interest rates may make it difficult to pass along the price to consumers and may impact sales or margin negatively. In addition, tax incentive regulations may shift consumer preference to financing options we do not undertake, such as third party owned solar arrangements in which the solar provider can claim the tax incentives. Supply chain issues related to both equipment and labor, as well as tariffs and trade barriers, export regulations, and other governmental restrictions on equipment, could disrupt our ability to install. We currently operate in a limited number of markets across multiple states, and we may not have the ability to successfully launch our business in additional states where competitors have or will establish their own operations. There can be no assurance that we will be able to successfully compete against larger or more established competitors. If the markets for solar energy do not develop to the size or at the rate we expect, or if we fail to compete effectively in this market, it may adversely impact our ability to meet our growth and revenue plans, which may adversely impact our business, financial condition, results of operations, and cash flows.
We believe the solar energy industry will still take several years to fully develop and mature, and we cannot be certain that the market will grow to the size or at the rate we expect. Any future growth of the solar energy industry and the success of our solar offerings depend on many factors beyond our control, including recognition and acceptance of the solar market by consumers, the pricing of alternative sources of energy, a favorable regulatory environment, the continuation of expected tax benefits and other incentives, secure supply chain, and our ability to provide our solar offerings cost-effectively, which may adversely affect our business, financial condition, results of operations, and cash flows.
We face competition from traditional energy companies as well as solar and other renewable energy companies.
The solar energy industry is highly competitive and continually evolving as participants strive to distinguish themselves within their markets and compete with large utilities. We believe that our primary competitors are the established utilities that supply energy to homeowners by traditional means. We compete with these utilities primarily based on price, predictability of price, and the ease by which homeowners can switch to electricity generated by our solar offerings. If we cannot offer compelling value to customers based on these factors, then our solar business and revenue will not grow. Utilities generally have substantially greater financial, technical, operational and other resources than we do. As a result of their greater size, utilities may be able to devote more resources to the research, development, promotion and sale of their products or respond more quickly to evolving industry standards and changes in market conditions than we can. Furthermore, these competitors are able to devote substantially more resources and funding to regulatory and lobbying efforts.
Utilities could also offer other value-added products or services that could help them compete with us even if the cost of electricity they offer is higher than ours. In addition, a majority of utilities’ sources of electricity are non-solar, which may allow utilities to sell electricity more cheaply than we can. Moreover, regulated utilities are increasingly seeking approval to “rate-base” their own residential solar and storage businesses. Rate-basing means that utilities would receive guaranteed rates of return for their solar and storage businesses. This is already commonplace for utility scale solar projects and commercial solar projects. Our competitiveness would be significantly harmed should more utilities receive regulatory permission to rate-base residential solar or storage because we do not receive guaranteed profits for our solar service offerings. Utilities also control the process by which our solar customers connect to the grid. These sometimes lengthy processes can involve inspections that are scheduled at the utility’s discretion and slow interconnection application processing times that can delay customers’ systems from becoming operational. In some cases, customers who have financed the purchase of their solar system may have to begin making their monthly loan payments before their system becomes operational due to these delays, which may lead to customer dissatisfaction. This dependency on utilities for interconnection may negatively impact our sales or increase our costs.
We also face competition from other residential solar service providers. Some of these competitors have a higher degree of brand name recognition, differing business and pricing strategies, offer products and services that we do not, may be able to better capitalize on tax credits or other incentive programs, may have greater capital resources than we have, as well as extensive knowledge of our target markets. If we are unable to establish or maintain a consumer brand that resonates with customers, maintain high customer satisfaction, or compete with the pricing and products offered by our competitors, our sales and market share position may be adversely affected, as our growth is dependent on originating new customers. We also face competitive pressure from companies that may offer lower-priced consumer offerings than we do, and from companies who have solar offerings that we do not, such as solar leases and power purchase agreements.
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
As the solar industry grows and evolves, we expect to continue to face existing competitors as well as new competitors who are not currently in the market (including those resulting from the consolidation of existing competitors) that achieve significant developments in alternative technologies or new products such as storage solutions, loan products, or other programs related to third-party ownership. Our failure to adapt to changing market conditions, to compete successfully with existing or new competitors, and to adopt new or enhanced technologies could limit our growth and have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
In addition, as a result of our strategic relationship with State Farm, other insurance companies may favor our competitors or otherwise modify their practices. If these incentives are reduced or eliminated, new homeowners who otherwise might not feel the need for monitored security services would have to be acquired through our standard sales and marketing processes, which could be at a higher cost of acquisition, and existing customers may choose to disconnect or not renew their service contracts, which could increase our attrition rates. In each case, our growth prospects and our business, financial condition, results of operations, and cash flows could be materially adversely affected.
The retirement of older telecommunications technology by telecommunications providers and limitations on our customers’ options of telecommunications services and equipment could materially adversely affect our business, increase customer attrition, and require significant capital expenditures.
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

In February 2022, a major provider of 3G cellular networks began to retire this network and a major provider of Code-Division Multiple Access (“CDMA”) began to do so in December 2022. Of our customers impacted by these retirements, we transitioned, or provided our customers with the means to transition, all but a relatively small number of customer accounts. None of these remaining customers have responded to our multiple requests to upgrade their systems and therefore we could not transition them prior to the relevant transition dates. A failure to effectively transition these customers away from retired networks will result in a loss of signal to the systems and certain services we provide, which may impact our ability to bill and collect for services provided. Implementation of additional service charges in connection with these transitions may cause customers to view such charges unfavorably, which could increase our customer attrition. We cannot know the full impact of network retirement on our customers and therefore on our business until sometime after all such retirements have occurred.
If we are unable to upgrade cellular equipment at customer sites to meet new network standards or to respond to other changes carriers are making or may make to their networks in a timely and cost-effective manner, whether due to an insufficient supply of electronic components or parts, an insufficient skilled labor force, or due to any other reason, or if we are sued by one or more customers due to our inability to provide certain services, or due to any loss incurred while we are not able to provide certain services, or due to any continuous billing for services after a prior or future transition date, our business, financial condition, results of operations, and cash flows, could be materially adversely affected. We have also recently become aware that one or more telecom carriers are beginning the process to retire their time-division multiplexing (“TDM”) nodes that service toll-free numbers, which could require us to further upgrade certain of our customer equipment. We do not currently know the timing or impact of such actions.
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
Police and fire departments could refuse to respond to calls from monitored security service companies.
Police departments in certain jurisdictions do not respond to calls from monitored security service companies unless certain conditions are met, such as video or other verification or eyewitness accounts of suspicious activities, either as a matter of policy or by local ordinance. We offer video verification or the option to receive a response from private guard companies in certain jurisdictions, which increases the cost of some security systems and may increase the cost to customers. If more police and fire departments refuse to respond or are prohibited from responding to calls from monitored security service companies unless certain conditions, such as those mentioned above, are met, our ability to attract and retain customers could be negatively impacted, and our business, financial condition, results of operations, and cash flows could be materially adversely affected.

Our reputation as a service provider of high-quality security offerings may be materially adversely affected by product defects or shortfalls in customer service.
Our business depends on our reputation and ability to maintain good relationships with our customers, dealers, suppliers, and local regulators, among others. Our reputation may be harmed either through product defects, such as the failure of one or more of our customers’ alarm systems, or shortfalls in customer service. Customers generally judge our performance through their interactions with staff at our monitoring and customer care centers, dealers, and field installation and service technicians, as well as their day-to-day interactions with our products and mobile applications. Any failure to meet customers’ expectations in such customer service areas could cause an increase in attrition rates or make it difficult to obtain new customers. Any harm to our reputation or customer relationships caused by the actions of our dealers, personnel, or third-party product or service providers or any other factors could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
In addition, we have attempted to control the operating costs of certain of our customer care operations through the use of lower cost labor in certain foreign countries that may be subject to relatively higher degrees of political and social instability and may lack the infrastructure to withstand political unrest or natural disasters. The occurrence of natural disasters, pandemics, political or economic instability, or other activities in such countries could result in the sudden and continued closure of operations that in turn could cause our failure to maintain our existing level and quality of customer care. The practice of utilizing labor based in foreign countries has come under increased scrutiny in the United States. Governmental authorities could seek to limit or penalize our operations, and our customers may not value the services provided by such operations. In addition, we are subject to applicable anti-corruption laws and regulations, such as The Foreign Corrupt Practices Act, that prohibit certain types of payments and which could expose us to significant penalties, fines, settlements, costs and consent orders that may curtail or restrict our business. Any such outcome could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
In particular, certain trademarks associated with the ADT brand, including “ADT” and the blue octagon, are owned in all territories outside of the U.S. and Canada by Johnson Controls, which acquired and merged with and into Tyco. In certain instances, such trademarks are licensed in certain territories outside the U.S. and Canada by Johnson Controls to third parties. Pursuant to a trademark agreement entered into between The ADT Corporation and Tyco (the “Tyco Trademark Agreement”) in connection with the separation of The ADT Corporation from Tyco in 2012, which endures in perpetuity, we are prohibited from ever registering, attempting to register or using such trademarks outside the U.S. (including Puerto Rico and the US Virgin Islands) and Canada, and we may not challenge Tyco’s rights in such trademarks outside the U.S. and Canada. Additionally, under the Tyco Trademark Agreement, we and Tyco each has the right to propose new secondary source indicators (e.g., “Pulse”) to become designated source indicators of such party. To qualify as a designated source indicator, certain specified criteria must be met, including that the indicator has not been used as a material indicator by the non-proposing party or its affiliates over the previous seven years. If we are unable to object to Tyco’s proposal for a new designated source indicator by successfully asserting that the new indicator did not meet the requisite criteria, we would subsequently be precluded from using, registering, or attempting to register such indicator in any jurisdiction, including the U.S. and Canada, whether alone or in connection with an ADT brand. Any dilution, infringement, or customer confusion with respect to our brand or use of trade names, or the inability to use such names as we expand our existing and create new strategic relationships, could materially adversely affect our reputation, business, financial condition, results of operations, and cash flows.
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
New customers require an upfront investment, and we generally achieve revenue break-even in less than two and a half years. Accordingly, our long-term profitability is dependent on long customer tenure. This requires that we minimize our rate of customer disconnects, or attrition, which can increase as a result of factors such as customer relocations, problems experienced with our product or service quality, customer service, customer non-pay, unfavorable general economic conditions, and the preference for lower pricing of competitors’ products and services over ours. If attrition rates were to rise significantly, we may be required to accelerate the depreciation and amortization expense for, or to impair, certain of our assets, including with respect to subscriber and customer relationships, which would cause a material adverse effect on our financial condition and results of operations. In addition, if we fail to keep our customers for a sufficiently long period of time, or our attrition rates increase, our profitability, business, financial condition, results of operations, and cash flows could be materially adversely affected.
Delays, costs, and disruptions that result from upgrading, integrating, and maintaining the security of our information and technology networks and systems could materially adversely affect us.
We are dependent on information technology networks and systems, including Internet and Internet-based or “cloud” computing services, to collect, process, transmit, and store electronic information. We have completed a significant number of acquisitions of companies that operate different technology platforms and systems. We are currently implementing modifications and upgrades to our information technology systems and also integrating systems from our various acquisitions, including making changes to legacy systems, replacing legacy systems with successor systems with new functionality, and implementing new systems. The dynamic nature of these and other changes we are undertaking require that throughout 2023 and in future years we simultaneously engage in significant technology developmental efforts across our operations, including platform development, sales, marketing, customer care, customer self-service, virtual service, billing, and other substantive and administrative functions. While upgrading and implementing change to any one of our systems could present challenges, the age of our systems and architecture may present unique challenges that we have not previously encountered as we undertake these developmental efforts simultaneously across our operations. Any delay in making such changes or replacements or in purchasing new systems could have a material adverse effect on our business, financial condition, results of operations, and cash flows. There are inherent costs and risks associated with integrating, replacing and changing these systems and implementing new systems, including potential disruption of our sales, operations and customer service functions, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel to integrate, implement and operate the new systems, demands on management time, securing our systems along with dependent processes from cybersecurity threats, and other risks and costs of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems. In addition, our information technology system implementations may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. The implementation of or delay in implementing new information technology systems may also cause disruptions in our business operations, and impede our ability to comply with constantly evolving laws, regulations and industry standards addressing information and technology networks, privacy and data security, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Due to the ever-changing threat landscape, our products may be subject to potential vulnerabilities of wireless and IoT devices; our services may be subject to certain risks, including hacking or other unauthorized access to control or view systems and obtain private information; and our normal operations may be disrupted.
Companies that collect and retain sensitive and confidential information as we do are under increasing attack by cybercriminals and other actors around the world. Attacks may come from phishing, malware, ransomware, or other methods. While we implement security measures within our products, services, operations, and other actors’ systems, those measures may not prevent: cybersecurity breaches; the unauthorized access, capture, or alteration of information; the exposure or exploitation of potential security vulnerabilities; distributed denial of service attacks; the installation of malware or ransomware; acts of vandalism; computer viruses; or misplaced data or data loss that could materially adversely impact our reputation, business, financial condition, results of operations, and cash flows. We are the target of a number of these forms of attack each year. If one of these attacks is successful, it may result in significant financial costs for us, lead to a loss of business, or harm our reputation and our business relationships. Third parties, including our partners and vendors, could also be a source of security risk to us, or cause disruptions to our normal operations, in the event of a failure of their own products, components, networks, security systems, and infrastructure. For example, in 2021, one of our vendors, the Ultimate Kronos Group (“Kronos”), which is a workforce management and human capital management cloud provider, experienced a ransomware attack that resulted in Kronos temporarily decommissioning the functionality of certain of its cloud software, requiring us to find alternative methods to properly pay our employees and to monitor the status of the work in progress of certain of our projects in a timely manner. In addition, some of the products we sell and provide services for are categorized as IoT and may become targets for cybercriminals and other actors attempting an attack. The significant increase in the number of our employees working from home further exposes us to security risks. We cannot be certain that advances in criminal capabilities, new discoveries in the field of cryptography, or other developments will not compromise or breach the technology protecting the networks that access our products and services.
A significant actual or perceived (whether or not valid) theft, loss, fraudulent use or misuse of customer, employee, or other personally identifiable data, whether by us, our partners and vendors, or other third parties, or as a result of employee error or malfeasance or otherwise, non-compliance with applicable industry standards or our contractual or other legal obligations regarding such data, or a violation of our privacy and information security policies with respect to such data, could result in costs, fines, litigation, or regulatory actions against us. Such an event could additionally result in unfavorable publicity and therefore materially and adversely affect the market’s perception of the security and reliability of our products and services and our credibility and reputation with our customers, which may lead to customer dissatisfaction and could result in lost sales and increased customer revenue attrition.
In addition, we depend on our information technology infrastructure for business-to-business and business-to-consumer electronic commerce. Security breaches of, or sustained attacks against, this infrastructure could create system disruptions and shutdowns that could negatively impact our operations. Increasingly, our products and services are accessed through the Internet, and security breaches in connection with the delivery of our services via the Internet may affect us and could be detrimental to our reputation, business, financial condition, results of operations, and cash flows. There can be no assurance that our continued investments in new and emerging technology and other solutions to protect our network and information systems will prevent any of the risks described herein. In addition, any delay in making such investments due to conflicting budget priorities or otherwise could have a material adverse effect on our business, financial condition, results of operations, and cash flows. There can be no assurance that our insurance will be sufficient to protect against all of our losses from any future disruptions or breaches of our systems or other events as described herein.
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
The components for the security, automation and solar systems that we install are manufactured by third parties. We are therefore susceptible to interruptions in supply and to the receipt of components that do not meet our standards. Our suppliers may be susceptible to disruptions from fire, natural disasters, weather and the effects of climate change (such as sea level rise, drought, flooding, wildfires, and increased storm severity), health epidemics and pandemics, transmission interruptions, extended power outages, human or other error, malicious acts, terrorism, war, sabotage, government actions, or other concerns impacting their local workforce or operations, all of which are beyond our and their control. Any financial or other difficulties our providers face may have negative effects on our business.

We exercise limited control over our suppliers, which increases our vulnerability to problems with the products and services they provide or to their choice of which companies they will allow to sell their products. There also has been a recent worldwide shortage of electronic components, causing lead times for such components’ manufacture and delivery to increase, and existing commitments by certain manufacturers to be extended and, in certain cases, allocations to be made. While a single cause of the shortages has not been identified, it is believed that among other reasons, there has been a surge in demand for such components and major growth in certain sectors which rely on such components, and these trends may continue and increase. Certain of our key suppliers have seen this impact their ability to obtain certain components which could present challenges to our ability to obtain the inventory necessary to meet the demands of our new and existing customers, and to complete crucial initiatives such as the upgrading of cellular equipment at customer sites to meet new network standards. We are also subject to supply chain disruption should we learn that any of our suppliers is in violation of legislation which bans the import of goods based on their method of production, such as through the use of forced labor or otherwise. Our efforts to minimize the risk of a disruption from a single supplier may not be effective, and we have experienced some disruptions in our supply chain during each of 2021 and 2022. Any continued or more significant interruption in supply could cause significant delays in installations and repairs and the loss of current and potential customers. Although some specific shortages may be resolved, they may recur. From time to time, we may also experience product recalls and other unplanned product repairs or replacements with customers. In 2022, for example, we experienced such product service events, none of which were material, although there can be no assurance that any such future product service events will not be more extensive or more costly, material to us, and/or require the outlay of cash while we pursue cost recovery from manufacturers and suppliers, and there can be no assurance that we will be successful in pursuing recoveries from those third parties. If a previously installed component were found to be defective, we might not be able to recover the costs associated with its repair or replacement across our installed customer base, and these costs, or the diversion of technical personnel to address the defect could materially adversely affect our business, financial condition, results of operations, and cash flows. In the event of a product recall or litigation against our suppliers or us, we could experience a material adverse effect on our business, financial condition, results of operations, and cash flows.
ADT Solar purchases solar panels and other components from a limited number of suppliers, making it susceptible to quality issues, shortages, and price changes. If we fail to develop, maintain, and expand our relationships with these or other suppliers, we may be unable to adequately meet anticipated demand for solar energy systems, or may only be able to offer systems at higher costs or after delays. If one or more of our suppliers ceases or reduces production, we may be unable to quickly identify alternate suppliers or to qualify alternative products on commercially reasonable terms. For example, in February 2022, our primary supplier of solar panels announced that it was exiting the solar module business. Any failure to find replacement providers in a timely manner when we lose a supplier, experience a reduction in the quality of a supplier, or experience a price increase, could, among other things, result in our inability to complete existing installations in a timely manner, accept new engagements, achieve margins that are acceptable to us and consistent with past performance, and maintain our reputation as a provider of high quality solar solutions. There have also been periods of industry-wide shortages of key components, including solar panels, in times of rapid industry growth. The manufacturing infrastructure for some of these components has a long lead time, requires significant capital investment, and relies on the continued availability of key commodity materials, potentially resulting in an inability to meet demand for these components. Our business, financial condition, results of operations, and cash flows may be harmed not only as a result of any increases in costs associated with our solar offerings but also any failure of these costs to decline. If we do not reduce our cost structure in the future, our ability to continue to be profitable may be impaired. Declining costs related to raw materials, manufacturing and the sale and installation of our solar service offerings have been a key driver in the pricing of our solar service offerings and, more broadly, customer adoption of solar energy. While historically the prices of solar panels and raw materials have declined, the cost of solar panels and raw materials could increase in the future, and such products’ availability could decrease, due to a variety of factors, including restrictions stemming from the COVID-19 pandemic or any re-emergence thereof, tariffs and trade barriers, export regulations, regulatory or contractual limitations, industry market requirements, and changes in technology and industry standards. Any decline in the exchange rate of the U.S. dollar compared to the functional currency of component suppliers could increase component prices. In addition, the U.S. government has imposed tariffs on solar cells manufactured in China. Any of these shortages, necessity to find alternative suppliers, delays, or price changes could limit growth, cause cancellations, or adversely affect profitability, and result in loss of market share and damage to our brand, materially adversely affecting our business, financial condition, results of operations, and cash flows.
We rely on third-party software for key automation features in certain of our offerings and on the interoperation of that software with our own, such as our mobile applications and related platform. We could experience service disruptions if customer usage patterns for such offerings exceed, or are otherwise outside of, design parameters for the system and the ability for us or our third-party provider to make corrections. Such interruptions in the provision of services could result in our inability to meet customer demand, damage our reputation and customer relationships, and materially and adversely affect our business. We also rely on certain software technology that we license from third parties and use in our products and services to perform key functions and provide critical functionality. For example, we license the software platform for our monitoring operations from third parties. Because a number of our products and services incorporate technology developed and maintained by third parties, we are, to a certain extent, dependent upon such third parties’ ability to update, maintain, or enhance their current products and services; to ensure that their products are free of defects or security vulnerabilities; to develop new products and services on a timely and cost-effective basis; and to respond to emerging industry standards, customer preferences, and other technological changes. Further, these third-party technology licenses may not always be available to us on commercially reasonable terms, or at all. If our agreements with third-party vendors are not renewed or the third-party software becomes obsolete, is incompatible with future versions of our products or services, or otherwise fails to address our needs, we cannot provide assurance that we would be able to replace the functionality provided by the third-party software with technology from alternative providers. Furthermore, even if we obtain licenses to alternative software products or services that provide the functionality we need, we may be required to replace hardware installed at our monitoring centers, work from home environments, and at our customers’ sites, including security system control panels and peripherals, in order to execute our integration of or migration to alternative software products. Any of these factors could materially adversely affect our business, financial condition, results of operations, and cash flows.
We also rely on various third-party telecommunications providers and signal processing centers to transmit and communicate signals to our monitoring facilities and work from home environments in a timely and consistent manner. These telecommunications providers and signal processing centers could deprioritize or fail to transmit or communicate these signals to the monitoring facilities and work from home environment for many reasons, including disruptions from fire, natural disasters, weather, and the effects of climate change (such as sea level rise, drought, flooding, wildfires, and increased storm severity), health epidemics or pandemics, transmission interruption, extended power outages, human or other error, malicious acts, provider preferences regarding the signals that get transmitted, government actions, war, terrorism, sabotage, or other conflicts, or as a result of disruptions to internal and external networks or third party transmission lines. The failure of one or more of these telecommunications providers or signal processing centers to transmit and communicate signals to our monitoring facilities and work from home environments in a timely manner could affect our ability to provide alarm monitoring, home automation, and interactive services to our customers. We also rely on third-party technology companies to provide automation and interactive services to our customers. These technology companies could fail to provide these services consistently, or at all, which could result in our inability to meet customer demand and damage our reputation. There can be no assurance that third-party telecommunications providers, signal processing centers, and other technology companies will continue to transmit and communicate signals to our monitoring facilities and work from home environments or provide home automation and interactive services to customers without disruption. Any such failure or disruption, particularly one of a prolonged duration, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
An event causing a disruption in the ability of our monitoring facilities or customer care resources, including work from home operations, to operate could materially adversely affect our business.
A disruption in our ability to provide security monitoring services or otherwise provide ongoing customer care to our customers could have a material adverse effect on our business. A disruption could occur for many reasons, including fire, natural disasters, weather, and the effects of climate change (such as sea level rise, drought, flooding, wildfires, and increased storm severity), health epidemics or pandemics, transmission interruption, extended power outages, human or other error, malicious acts, provider preferences regarding the signals that get transmitted, government actions, war, terrorism, sabotage, or other conflicts, or as a result of disruptions to internal and external networks or third party transmission lines. Monitoring and customer care could also be disrupted by information systems and network-related events or cybersecurity attacks, such as computer hacking, computer viruses, worms, or other malicious software, distributed denial of service attacks, malicious social engineering, or other destructive or disruptive activities that could also cause damage to our properties, equipment, and data. A failure of our redundant back-up procedures or a disruption affecting multiple monitoring facilities or work from home environments could disrupt our ability to provide security monitoring or customer care services to our customers. If we experience such disruptions, we may experience customer dissatisfaction and potential loss of confidence, and liabilities to customers or other third parties, each of which could harm our reputation and impact future revenues. We could also be subject to claims or litigation with respect to losses caused by such disruptions. Our insurance may not be sufficient to fully cover our losses or may not cover a particular event at all. Any such disruptions or outcomes could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
The COVID-19 Pandemic has had and could continue to have a significant negative impact on our employees, our customers, our suppliers, and our ability to carry on our normal operations, including those operations now conducted in a work from home environment, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
The outbreak of a novel strain of coronavirus, COVID-19, that became a global pandemic in 2020, and subsequent variants, have contributed to consumer unease and decreased discretionary spending. We cannot predict the ultimate effects of the outbreak or any resurgence of COVID-19 or any resulting social, political, and economic conditions that result therefrom. Neither can we predict the effectiveness and distribution of vaccines nor the government response to the pandemic. We continue to monitor the impact of the COVID-19 Pandemic on all aspects of our business. This includes the health of our employees, the protection of our customers, and our ability to continue to operate all aspects of our operations. Our employees are susceptible to COVID-19 in the ordinary course of their work, and we cannot be certain that additional employees will not contract COVID-19, be required to quarantine as a result of coming in contact with others who have the disease, or be unable to work in order to care for someone with the disease. Any such instances, could result in legal claims and have a material adverse effect on our business, financial condition, results of operations, and cash flows. The health and safety of our customers is also a top priority and we similarly take precautions to protect their health and well-being. The refusal of customers to allow us to enter their residences, premises, or businesses due to the fear of COVID-19 could have a material impact on our business, and the spreading of the disease between our customers and our employees could interrupt our operations, result in legal claims and damage our brand. Any such result could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We rely on monitoring centers and customer care centers as an integral part of our ongoing business operations and we have deployed hybrid and remote working options. The closure of any site or the widespread illness of the employees remaining in any such site could result in a material disruption to our business. Because the majority of employees who staff these operations currently conduct their jobs from home, our work from home environment could subject us to the failure of the communications networks serving our employees which we no longer control and who may not have sufficient back up capabilities. In addition, this work from home environment results in more home access points that are susceptible to cybersecurity attacks, such as computer hacking, computer viruses, worms or other malicious software or malicious activities. In addition, our monitoring centers are listed by UL and must meet certain requirements to maintain that listing. UL has adopted a temporary standard that enables our operators to work from home while remaining within the listing requirements and we must ensure that each such home environment continues to meet all such requirements as well as the UL permanent requirements, which have been established by UL. Our employees who work from home may also experience a decrease in the quality of job performance, whether immediate or over time. Any such impact with respect to our employees who are working from home could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We also have been negatively impacted by, and may in the future be negatively impacted by, travel restrictions or “shelter-in-place” mandates that impact the ability of our employees to reach our operations and to reach or be permitted access to our customer sites, changes in policies of emergency responders in certain jurisdictions who have declined to respond to certain verified or non-verified burglar alarm calls, restrictions on business operations, and the ability of our dealers and suppliers to operate in conditions resulting from the COVID-19 Pandemic. We could also be subject to claims or litigation with respect to losses caused by such disruptions. Our insurance may not be sufficient to fully cover these losses, or any of the other losses we may have experienced or will experience as a result of the COVID-19 Pandemic. In addition, the imposition of any mandatory vaccination or testing requirements that may become applicable to our employees should there be a resurgence of COVID-19 may result in employee attrition, including attrition of critically skilled labor, difficulty in obtaining services, parts, components and equipment from impacted suppliers, and increased costs. Any of these or other negative impacts on our employees, first responders, customers, operations, dealers, suppliers, or business generally, or any lack of insurance coverage for a related claim or loss, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
We have and will continue to pursue and invest in new business opportunities that diverge from our current business model and practices, including expanding our products or service offerings, investing in new and unproven technologies, adding customer acquisition channels, and forming new alliances with companies to market our services. We can provide no assurance that any such business opportunities or investments will prove to be successful. Among other negative effects, our pursuit of such business opportunities could cause our cost of investment in new customers to grow at a faster rate than our recurring revenue and fees collected at the time of installation. In addition, any new business partner may not agree to the terms and conditions or limitations on liability that we typically impose upon third parties. Acquisitions in recent years have also significantly expanded our risk profile. For example, we have in the past acquired several companies that sell and service fire and integrated security systems to business customers, which significantly expanded our commercial fire and security capabilities, reach, and customer base. In addition, as we expand our products and services to larger commercial installations, we may have customers who experience large commercial losses that result in claims and lawsuits against us and result in damage to our brand and reputation. In addition, in December 2021 we acquired ADT Solar although our core business was not then extended to the residential solar market. In January 2022, we announced that together with Ford, we would be forming a new entity, Canopy, which represents our entry into the automotive space, and in September 2022, we announced a strategic relationship with State Farm and our intention to develop products and services to satisfy certain needs of State Farm’s property and casualty customers which represents a significant entry point into the insurance industry. We are also currently exploring the option of offering certain of our monitoring services under non-ADT brands to international markets outside of the U.S. Additionally, any new alliances or customer acquisition channels could require large investments of capital to develop such business, or have higher cost structures than our current arrangements, which could reduce operating margins and require more working capital. In the event that working capital requirements exceed operating cash flow, we could be required to draw on our revolving credit facility, or pursue other external financing, which may not be readily available. We may also experience capital loss on some or all of our investments, insufficient revenue from such investments to offset new liabilities assumed and expenses associated with these new investments, distraction of management from current operations, and issues not identified during pre-investment planning and due diligence that could cause us to fail to realize the anticipated benefits of such investments and incur unanticipated liabilities. In recent years, for example, we have recorded losses with respect to our acquisitions of ADT Solar and Cell Bounce. Any of these factors could materially adversely affect our business, financial condition, results of operations, and cash flows.
We continue to integrate our acquisitions, which may divert management’s attention from our ongoing operations. We may not achieve all of the anticipated benefits, synergies, or cost savings from our acquisitions.
Our acquisitions require the integration of many separate companies that have previously operated independently. The continued integration of operations, systems, products, and personnel from our acquisitions will continue to require the attention of our management and place demands on other internal resources if they are to be successful. The diversion of management’s attention, and any difficulties encountered in the transition and integration process, could materially adversely affect our business, financial condition, results of operations, and cash flows. In addition, the overall continued integration of our acquired businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, and loss of customer relationships. The difficulties of combining the operations of the companies may generally include, among others:
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
•challenges in attracting and retaining key personnel and in establishing and maintaining an integrated human capital framework;
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
In addition, we are subject to reputational risks that may arise from the actions of our dealers and their employees, independent contractors, and other agents that are wholly or partially beyond our control, such as violations of our marketing policies and procedures as well as any failure to comply with applicable laws and regulations. If our dealers engage in marketing practices that are not in compliance with local laws and regulations, we may be in breach of such laws and regulations, which may result in regulatory proceedings and potential penalties that could materially adversely impact our business, financial condition, results of operations, and cash flows. In addition, unauthorized activities in connection with sales efforts by employees, independent contractors, and other agents of our dealers, including calling consumers in violation of the Telephone Consumer Protection Act, predatory door-to-door sales tactics, and fraudulent misrepresentations, could subject us to governmental investigations and class action lawsuits for, among others, false advertising and deceptive trade practice damage claims, against which we will be required to defend. Such defense efforts are costly and time-consuming, and there can be no assurance that such defense efforts will be successful, all of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
We also rely on marketing by social media influencers and celebrity spokespersons that represent the ADT brand to generate new customers. The promotion of our brand, products, and services by social media influencers and celebrities is subject to FTC regulations, including, for example, a requirement to disclose any compensatory arrangements between ADT and influencers in any reviews or public statements by such influencers about ADT or our products and services. These social media influencers and celebrities, with whom we maintain relationships, could also engage in activities or behaviors or use their platforms to communicate directly with our customers in a manner that violates applicable regulations or reflects poorly on our brand and that behavior may be attributed to us or otherwise adversely affect us. In connection with the promotion of ADT’s brand by influencers and celebrities, ADT is also subject to a twenty-year FTC consent decree from 2014 which requires adherence to a robust internal compliance process. In addition, influencers and celebrities who are associated with ADT may engage in behavior that is unrelated to ADT but that causes damage to our brand because of these associations. Any such activities or behaviors of the social media influencers or celebrities we engage, or our failure to adhere to the compliance processes as required by the FTC consent decree, could have a material adverse effect on our business, financial condition, results of operations, and cash flows, or on our reputation.

We face risks in acquiring and integrating customer accounts.
An element of our business strategy may involve the bulk acquisition of customer accounts. Acquisitions of customer accounts involve a number of risks, including the possibility of unexpectedly high rates of attrition and unanticipated deficiencies in the accounts and systems acquired despite our investigations and diligence prior to acquisition. We face competition from other alarm monitoring companies, including companies that may offer higher prices and more favorable terms for customer accounts purchased, and/or lower minimum financial or operational qualification or requirements for purchased accounts. This competition could reduce the acquisition opportunities available to us, slowing our rate of growth, and/or increasing the price we pay for such account acquisitions, thus reducing our return on investment and negatively impacting our revenue and results of operations. We can provide no assurance that we will continue to be able to purchase customer accounts on favorable terms or at all in the future.
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
Our success depends in part upon the continued services of sufficient talent at all levels of our organization, including, our management team, sales representatives, installation and service technicians and call center talent. Our ability to recruit and retain sufficient talent for these positions is based on our reputation as a successful business with a culture of fairly hiring, training, and promoting qualified employees. However, our success could be impacted adversely by the competitive labor environment and require us to incur wages and benefits in excess of our planned expenditure. Labor shortages in recent years made talent recruitment particularly challenging and competitive. In addition, we acquire businesses from time to time that have rates of employee attrition significantly higher than our own and we may experience difficulty or delay in hiring to fill positions due to these higher rates or in bringing the employee attrition rate of such acquired businesses to a level consistent with our own. The loss, incapacity, or unavailability for any reason of sufficient personnel at any level of our organization, higher than expected payroll and other costs associated with the hiring and retention of sufficient talent at all levels of our organization or the inability or delay in hiring new employees, whether in management, sales, installation and service technicians, or call center personnel, could materially adversely affect our business financial condition, results of operations, and cash flows.
The loss of or changes to our senior management could disrupt our business.
Competition for senior management talent having security, home automation, and solar industry experience has increased. Factors that impact our ability to attract and retain senior management include compensation and benefits and our successful reputation as a top provider in these industries. Our success partly depends on our Chief Executive Officer, Mr. James D. DeVries’, ability, along with the ability of other senior management and key employees, to effectively implement our business strategies and to continue to identify and grow talent through our annual strategic talent planning process. In addition, the success of each of our segments depends on a highly qualified leader with relevant industry and operational experience, as well as its entire management team. The unexpected loss of any member of our senior management team and the related loss of their knowledge of products, offerings, and industry experience, and the difficulty of quickly finding qualified senior management talent to replace any such loss, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Adverse developments in our collective bargaining agreements or other agreements with some employees could materially and adversely affect our business, financial condition, results of operations, and cash flows.
As of December 31, 2022, approximately 1,100 of our employees at various sites, or approximately 5% of our total workforce, were represented by unions and covered by collective bargaining agreements. We are currently a party to approximately 24 collective bargaining agreements. Almost one-third of these agreements are up for renewal in any given year. We cannot predict the outcome of negotiations of the collective bargaining agreements covering our employees. If we are unable to reach new agreements or renew existing agreements, employees subject to collective bargaining agreements may engage in strikes, work slowdowns, or other labor actions, which could materially disrupt our ability to provide services. New labor agreements or the renewal of existing agreements may impose significant new costs on us, which could materially adversely affect our business, financial condition, results of operations, and cash flows in the future.
If we fail to maintain effective internal control over financial reporting at a reasonable assurance level, we may not be able to accurately report our financial results, which could have a material adverse effect on our operations, investor confidence in our business and the trading prices of our securities.
We may identify a material weakness in internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. If material weaknesses in our internal controls over financial reporting are discovered, they may adversely affect our ability to record, process, summarize and report financial information timely and accurately and, as a result, our financial statements may contain material misstatements or omissions.
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
Risks Related to Regulations and Litigation
If we fail to comply with constantly evolving laws, regulations, and industry standards addressing information and technology networks, privacy, and data security, we could face substantial penalties, liability, and reputational harm, and our business, financial condition, results of operations, and cash flows could be materially adversely affected.
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
In addition, we may also collect and retain other sensitive types of data, including, among other things, audio recordings of telephone calls and video images of customer sites. We must comply with applicable federal and state laws and regulations governing the collection, retention, processing, storage, disclosure, access, use, security, and privacy of such information in addition to our own posted information security and privacy policies and applicable industry standards, such as the Payment Card Industry Data Security Standards. The legal, regulatory, and contractual environment surrounding the foregoing continues to evolve, and there has been an increasing amount of focus on privacy and data security issues with the potential to affect our business. These privacy and data security laws, regulations, and standards, as well as contractual requirements, could increase our cost of doing business, and failure to comply with these laws, regulations, standards, and contractual requirements could result in government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity. In the event of a breach of personal information that we hold or that is held by third parties on our behalf, we may be subject to governmental fines, individual and class action claims, remediation expenses, and/or harm to our reputation. In 2020, we disclosed that a Company technician had secured unauthorized personal access to certain customers’ in-home security systems, resulting in individual and class action legal claims against us. We could incur significant legal costs in defending existing or new claims or in the ultimate resolution of such claims, and we may suffer reputational harm and damage to our brand as a result of such claims or any related publicity. Further, if we fail to comply with applicable privacy and security laws, regulations, policies, and standards; properly protect the integrity and security of our facilities and systems and the data located within them; or defend against cybersecurity attacks; or if our third-party service providers, partners, or vendors fail to do any of the foregoing with respect to data and information assessed, used, stored, or collected on our behalf; or should we fail to prevent future rogue actors from undertaking actions similar to those described above, our reputation and our business, financial condition, results of operations, and cash flows could be materially adversely affected.
Examples of certain requirements we face include those with respect to the Health Insurance Portability Act, the California Consumer Privacy Act, the California Privacy Rights Act, the Colorado Privacy Act, the Virginia Consumer Data Protection Act, and the General Data Protection Regulation. These laws and regulations are examples of our need to comply with costly and complex requirements at state, federal, and international levels. As these requirements continue to evolve, and expand to additional jurisdictions, we may incur or be required to incur costs or change our business practices in a manner adverse to our business and failure to comply could result in significant penalties that may materially adversely affect our reputation and our business, financial condition, results of operations, and cash flows.
Infringement of our intellectual property rights could negatively affect us.
We rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality provisions, and licensing arrangements to establish and protect our proprietary rights. We cannot guarantee, however, that the steps we have taken to protect our intellectual property rights will be adequate to prevent infringement of our rights or misappropriation of our intellectual property or technology. Adverse events affecting the use of our trademarks could also negatively impact our brands. In addition, if we expand our business outside of the U.S. in the future, effective patent, trademark, copyright, and trade secret protection may be unavailable or limited in some jurisdictions. Furthermore, our confidentiality agreements with certain of our employees and third parties to protect our intellectual property could be breached or otherwise may not provide meaningful protection for our confidential information, trade secrets, and know-how related to the design, manufacture, or operation of our products and services. In 2021, we initiated certain litigation to protect our intellectual property rights, which has now been resolved. These types of litigation actions may continue for long periods of time, may not be successful, or may result in impairment of certain of our intellectual property rights, and our need to continue to bring claims may be significant and may be indefinite. Any future proceedings on any such matters could be burdensome and costly, and we may not prevail. Further, adequate remedies may not be available in the event of an unauthorized use or disclosure of our confidential information, trade secrets, or know-how. If we fail to successfully enforce our intellectual property rights, our competitive position could suffer, which could materially adversely affect our business, financial condition, results of operations, and cash flows.
Allegations that we have infringed upon the intellectual property rights of third parties could negatively affect us.
We may be subject to claims of intellectual property infringement by third parties. In particular, as our services have expanded, we have become subject to claims alleging infringement of intellectual property, including litigation brought by special purpose or so-called “non-practicing” entities that focus solely on extracting royalties and settlements by alleging infringement and threatening enforcement of patent rights. These companies typically have little or no business or operations, and there are few effective deterrents available to prevent such companies from filing patent infringement lawsuits against us. Our exposure to intellectual property infringement claims may increase as we continue to build our new proprietary platform announced in November 2020 as part of our partnership with Google or expand upon our existing intellectual property in the future. In addition, we rely on licenses and other arrangements with third parties covering intellectual property related to many of the products and services that we market. Notwithstanding these arrangements, we could be at risk for infringement claims from third parties. Additionally, our patent agreement with Tyco, which generally includes a covenant by Tyco not to bring an action against us alleging that the manufacture, use, or sale of any products or services in existence as of the date of our separation from Tyco infringes any patents owned or controlled by Tyco and used by us on or prior to such date, does not protect us from infringement claims for future product or service expansions. In general, if a court determines that one or more of our services infringes on intellectual property rights owned by others, we may be required to cease marketing those services, to obtain licenses from the holders of the intellectual property at a material cost or on unfavorable terms, or to take other potentially costly or burdensome actions to avoid infringing third-party intellectual property rights. The litigation process is costly and subject to inherent uncertainties, and we may not prevail in litigation matters regardless of the merits of our position. Intellectual property lawsuits or claims may become extremely disruptive if the plaintiffs succeed in blocking the trade of our products and services and may have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We may be subject to class actions and other lawsuits which may harm our business and results of operations.
We have been and we may continue to be subject to class action litigation involving alleged violations of privacy, consumer protection laws, employment laws or other matters. In addition, we have previously been subject to securities class actions relating to our IPO, and we may in the future be subject to additional securities litigation that may be lengthy and may result in substantial costs and a diversion of management’s attention and resources. Results cannot be predicted with certainty, and an adverse outcome in such litigation could result in monetary damages or injunctive relief that could materially adversely affect our business, financial condition, results of operations, and cash flows.

In addition, we are currently and may in the future become subject to legal proceedings and commercial or contractual disputes other than class actions. These are typically claims that arise in the normal course of business including, without limitation, commercial general liability claims, automobile liability claims, contractual disputes, worker’s compensation claims, labor law and employment claims, and claims that we infringed on the intellectual property of others. There is a possibility that such claims may have a material adverse effect on our business, financial condition, results of operations, and cash flows that is greater than we anticipate and/or negatively affect our reputation.
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
Our business operates in a regulated environment and any new, or changes to existing, laws or regulations, or our failure to comply with any such rules or regulations could be costly to us, harm our business and operations, and impede our ability to grow our existing business, any new businesses that we acquire, or investment opportunities that we pursue.
Our operations and employees are subject to various federal, state, and local laws and regulations in such areas as consumer protection, occupational licensing, environmental protection (including climate change regulations), labor and employment, tax, permitting, and other laws and regulations. Most states in which we operate have company and employee licensing laws directed specifically toward the sale, installation, monitoring, and maintenance of fire and security devices, as well as solar systems and energy storage solutions. Our business relies heavily upon the use of both wireline and wireless telecommunications to communicate signals, and telecommunications companies are regulated by federal, state, and local governments.
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
Federal laws restricting or banning imports of equipment or supplies from specific companies or regions of the world may limit our ability to meet customer demands or to increase prices.
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
We must also comply with numerous federal, state, and local laws and regulations that govern matters relating to our interactions with residential customers, including those pertaining to privacy and data security, consumer financial and credit transactions, home improvement contracts, warranties, and door-to-door solicitation. These laws and regulations are dynamic and subject to potentially differing interpretations, and various federal, state, and local legislative and regulatory bodies may initiate investigations, expand current laws or regulations, or enact new laws and regulations, regarding these matters. As we expand our product and service offerings and enter into new jurisdictions, we may be subject to more expansive regulation and oversight. For example, as a result of internal growth and through our acquisition of various commercial businesses, we are expanding commercial offerings and exploring markets outside of the U.S., and we will need to identify and comply with laws and regulations that apply to such services and our operations generally in the relevant jurisdictions. In addition, our financing and lending activities subject us to various rules and regulations, such as the U.S. federal Truth in Lending Act and analogous state legislation. Also, as we continue to expand our sales to government entities, we will be subject to additional contracting regulations, disclosure obligations, and various civil and criminal penalties, among other things, in a significant manner that we are not subject to today.
In addition, and in connection with our acquisition of ADT Solar, the installation of solar energy systems requires employees to work at heights with complicated and potentially dangerous systems. There is risk of serious injury or death if proper safety procedures are not followed. ADT Solar operations are subject to regulation under OSHA, and equivalent state laws. Changes to OSHA requirements, or stricter interpretation or enforcement of existing laws or regulations, could result in increased costs. Failure to comply with applicable OSHA regulations or other federal, state, and local laws and regulations related to any aspect of our business, even if no work-related serious injury or death occurs, may result in civil or criminal enforcement and substantial penalties, significant capital expenditures, or suspension or limitation of operations. Any such accidents, citations, violations, injuries, or failure to comply with industry best practices may result in adverse publicity, which could damage our reputation and competitive position, and may adversely affect our business.
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

Market prices of retail electricity generated by utilities or other energy sources could decline for a variety of reasons. Any such declines in retail prices of electricity or changes in customer preferences would adversely impact our business. In addition, depending on the region, electricity generated by solar energy systems competes most effectively with expensive peak-hour electricity from the electric grid rather than the less expensive average price of electricity. Modifications to the utilities’ peak hour pricing policies or rate design, such as a flat rate, could require us to lower the price of solar energy systems to compete with the price of electricity from the electric grid.
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
In addition, any changes to government or internal utility regulations and policies that favor electric utilities could reduce ADT Solar’s competitiveness and cause a significant reduction in demand for our products and services. Certain jurisdictions have proposed assessing fees on customers purchasing energy from solar energy systems or imposing a new charge that would disproportionately impact solar energy system customers who utilize net metering, either of which would offset savings for those customers and could reduce demand for solar energy systems. For example, on December 15, 2022, the California Public Utilities Commission (“CPUC”) passed “NEM 3.0”, a new net energy metering policy that substantially reduces the rate at which homeowners who submit an interconnection application after April 13, 2023 will be compensated for any excess electricity generated by their solar system that is pushed back to the utility grid. We expect this will significantly reduce demand in the California market. California is currently not a major market for ADT Solar, and this policy change may limit our ability to grow in that market. Similar government or utility policies adopted in the future could reduce demand for our products and services, increase the operational burdens to install solar systems, increase the amount of time between the sale and installation of solar systems, and adversely impact growth and timing of revenue recognition. Any such changes to existing government regulations or policies, or the imposition of new regulations and policies that increase the cost of solar systems, whether directly or indirectly, to our customers, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Interconnection limits or circuit-level caps imposed by regulators or utilities may significantly reduce our ability to sell solar systems and energy storage solutions in certain markets or slow interconnections, harming our growth rate and customer satisfaction scores.
Interconnection rules establish the circumstances in which rooftop solar will be connected to the electricity grid. Interconnection limits or circuit-level caps imposed by regulators may curb our growth in key markets. Utilities throughout the country have different rules and regulations regarding interconnection and some utilities cap or limit the amount of solar energy that can be interconnected to the grid. Interconnection regulations are typically heavily influenced by claims from utilities regarding the amount of solar energy that can be connected to the grid without causing grid reliability issues or requiring significant grid upgrades. In most jurisdictions, we rely on utilities and their personnel to perform these interconnections. Solar systems generally do not provide power to customers until they are interconnected to the grid. These limitations related to interconnection may reduce demand for our solar systems and energy storage solutions, increase our costs, and otherwise adversely impact our business.

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
Reductions in, or eliminations/expirations of, governmental incentives could adversely impact our sales, increase cost of materials, and reduce the size of our addressable market, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Specifically, future results of operations may be impacted by the potential discontinuation or material reduction or other change in the federal solar tax credit (the “ITC”). In August 2022, the IRA was signed into law. Among other things, the IRA extended the ITC until 2032 to allow a qualifying homeowner to deduct 30% of the cost of installing residential solar systems from their U.S. federal income taxes. Under its current terms, the ITC will remain at 30% through the end of 2032 and be further reduced in increments down to 0% after the end of 2034, unless extended. Any changes to the IRC that decrease such benefits as currently in effect could materially adversely impact our business.
We could be assessed penalties for false alarms.
Some local governments impose assessments, fines, penalties, and limitations on either customers or the alarm companies for false alarms. Certain municipalities have adopted ordinances under which both permit and alarm dispatch fees are charged directly to the alarm companies. Our alarm service contracts generally allow us to pass these charges on to customers. If more local governments impose assessments, fines, or penalties for false alarms, or these charges become significant, or we are unable to collect these charges because customers are unwilling or unable to pay them, or our customers terminate or fail to renew their services with us because of these charges, our business, financial condition, results of operations, and cash flows could be materially adversely affected.
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
In December 2017, the FCC re-classified broadband Internet access service as an unregulated information service and repealed the specific rules against blocking, throttling, or “paid prioritization” of content or services. It retained a rule requiring Internet service providers to disclose their practices to consumers, entrepreneurs, and the FCC. This elimination of net neutrality rules and any further changes to the rules could affect the market for broadband Internet access service in a way that impacts our business and could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Given the nature of our business, we are exposed to greater risks of liability for employee acts or omissions or system failures than may be inherent in other businesses.
If a customer or third-party believes that it has suffered harm to person or property due to an actual or alleged act or omission of one of our authorized dealers, independent contractors, employees or other agents, or due to a security, fire, or interactive system failure, they (or their insurers) may pursue legal action against us, and the cost of defending the legal action and of any judgment against us could be substantial. In particular, because our products and services are intended to help protect lives and real and personal property, we may have greater exposure to litigation risks than businesses that provide other commercial, consumer, and small business products and services. In the event of litigation with respect to such matters, it is possible that the risk-mitigation provisions in our standard customer contracts may be deemed not applicable or unenforceable and, regardless of the ultimate outcome, we may incur significant costs of defense that could materially adversely affect our business, financial condition, results of operations, and cash flows, and there can be no assurance that any such defense efforts will be successful.
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
We rely on third-party independent contractors in addition to our existing workforce to perform certain tasks including installation and service of our customer alarm and other systems. From time to time, we are involved in lawsuits and claims that assert that certain independent contractors should be treated as our employees. The state of the law regarding independent contractor status varies from state to state and is subject to change based on court decisions, legislation, and regulation. If any of our independent contractors or our subcontractors were classified as employees, such individuals could become entitled to the reimbursement of certain expenses and to the benefit of wage-and-hour laws, result in ADT being liable for employment and withholding tax and benefits for such individuals, and result in ADT being liable to such individuals for violations of other laws protecting employees. Any such determination could result in a material reduction of the number of subcontractors we can use for our business or significantly increase our costs to serve our customers, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Existing or new tariffs and other trade restrictions imposed on imports from China or other countries where much of our end-user equipment is manufactured, or any counter-measures taken in response, may harm our business and results of operations.
New tariffs imposed on imports from China, where certain components included in our end-user equipment are manufactured, and any counter-measures taken in response to such new tariffs, may harm our business and results of operations. In 2018 and 2019, the U.S. federal government imposed tariffs on certain alarm equipment components manufactured in China, and on other categories of electronic equipment manufactured in China that we install in our customers’ premises, such as batteries and thermostats, as well as imported solar energy equipment. Certain of these tariffs are as high as 25% and such tariffs have increased our costs for such equipment as a result of some or all of such new tariffs being passed on to us by our suppliers. If any or all such costs continue to be passed on to us by our suppliers, we may be required to raise our prices, which could result in the loss of customers and harm our business and results of operations. Alternatively, we may seek to find new sources of end-user products, which may result in higher costs and disruption to our business. In addition, the U.S. federal government’s 2018 National Defense Authorization Act imposed a ban on the use of certain surveillance, telecommunications, and other equipment manufactured by certain of our suppliers based in China, to help protect critical infrastructure and other sites deemed to be sensitive for national security purposes in the U.S. This federal government ban implemented in August 2019, and the ban on use of certain covered equipment by federal contractors implemented in August 2020, has required us to find new sources of end-user products, which has resulted in higher costs and disruption to our business. It is also possible additional tariffs will be imposed on imports of equipment that we install in end-user premises, or that our business will be impacted by retaliatory trade measures taken by China or other countries, causing us to raise our prices or make changes to our business, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
In addition, in November 2021, President Biden signed the Secure Equipment Law into effect, and in November 2022, the FCC adopted rules stating that they will no longer review or give licenses to the equipment that makes use of radio frequencies manufactured by companies believed to pose a national security threat, including Huawei, ZTE, Dahua, and Hikvision. This could impact our ability to source products compatible with a customer’s existing system, or make repairs if new, compatible equipment cannot be sourced. In the November 2022 order, the FCC also issued an additional Notice of Proposed Rulemaking in which it asks if existing authorizations should be revoked, and if so, how. If existing authorizations were revoked, it could limit ADT’s ability to maintain and service existing customer equipment. It could also force some customers to replace equipment currently in service. We are also subject to supply chain disruptions should we learn that any one of our suppliers is in violation of legislation such as the Uyghur Forced Labor Prevention Act signed into law in December 2021, which bans the import of goods based on their method of production, such as through the use of forced labor, or otherwise. In addition, on March 28, 2022, the U.S. Department of Commerce (the “DOC”) initiated an investigation into alleged tariff circumvention efforts involving crystalline silicon PV modules and cells from Cambodia, Malaysia, Thailand, and Vietnam at the request of Auxin Solar, which represented 65% of all module imports in 2021. Upon initiation of the investigation, all imports of these materials from these countries were immediately subject to tariffs between 50% - 250%, causing many suppliers to halt shipments. On June 6, 2022, President Biden invoked emergency authority to waive these tariffs for two years while the investigation continues. On December 2, 2022, the DOC announced initial findings that some of the companies under investigation are circumventing tariffs, and the determination must now be made if the circumvention is minor or significant. Any inability to source product, product parts, or other components required by our business in a timely and cost effective manner could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Risks Related to Macroeconomic and Related Factors
General economic conditions can affect our business, and we are susceptible to changes in the business economy, in the housing market, and in business and consumer discretionary income, which may inhibit our ability to grow our customer base and impact our results of operations.
Demand for our products and services is affected by the general economy, the business environment, and the turnover in the housing market, among other things. Downturns in the general economy, the business environment, and the housing market would reduce opportunities to make sales of our products and services. Downturns in the rate of the sale of new and existing homes, which we believe drives a substantial portion of our new residential customer volume in any given year, and downturns in the rate of commercial property development, which drives demand for our commercial offerings, would reduce opportunities to make sales of new security, fire, home automation, and solar systems and services and reduce opportunities to take over existing security, fire, and home automation systems. Recoveries in the housing market increase the occurrence of relocations, which may lead to customers disconnecting service and not contracting with us in their new homes.

The demand for our products and services is also dependent, in part, on national, regional, and local economic conditions, as well as our customers’ level of discretionary income. When our customers’ discretionary income is reduced (such as by higher housing, energy, interest, operating or other costs, or where the actual or perceived wealth of customers has decreased as a result of circumstances such as lower real estate values, increased foreclosure rates, inflation, increased tax rates, or other economic disruptions), we could experience increased attrition rates and reduced customer demand. Where levels of business activity decline, the commercial fire and security business could experience increased attrition rates and reduced demand. No assurance can be given that we will be able to continue acquiring quality customers or that we will not experience higher attrition rates. Our long-term revenue growth rate primarily depends on installations and new contracts exceeding disconnects. If customer disconnects or defaults increase, our business, financial condition, results of operations, and cash flows could be materially adversely affected.
Rising interest rates or increased consumer lender fees could adversely impact our sales, profitability, and our financing costs.
Our business model, in part, relies on customers financing the purchase price of their system through ADT or third-party lenders. Those lenders charge us fees on the principal balance of those loans. Rising interest rates, as we have experienced during 2022 and which we may continue to experience, may increase the lenders’ cost of capital and those increased costs will result in an increase in the fees charged to us. In addition, where we have committed to provide financing internally, as interest rates rise, our cost of capital also gets more expensive and we may not be able to pass on such increased costs to our customers. Any increase in those fees or costs will have an adverse impact on our ability to offer attractive pricing on our alarm, solar, and other offerings to customers, which could negatively impact sales and profitability of our consumer and small business, commercial, and solar energy offerings, or increase the cost to us upon the sale of our aggregated customer loans. Any such outcome could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We are subject to credit risk and other risks associated with our customers, dealers, and third-party lenders.
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
Some of these customer financing options may be supported by financing arrangements with third parties, including uncommitted receivables securitization financing agreements, which may impose or result in limitations on the products and services we offer that are financed under such arrangements. These limitations may adversely affect our relationships with customers, and may subject us to risk with respect to our ability to generate current levels of cash flow should, for example, such arrangements be terminated. In addition, rising interest rates, as we have experienced during 2022 and which we may continue to experience, could increase the costs of our products and services substantially. Any such result could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We also place a substantial reliance on third party lenders in order to access loan products for our customers in our solar segment. The financial difficulty or insolvency of any such third party lender has and may in the future result in a delay in customer installations, a write-off in accounts receivables, or other negative impacts on the customer experience or our financial condition. In addition, any disruption in our relationship with a third party lender could have an adverse impact on certain customer relationships or result in liability to us. For example, in 2022, a large third party lender notified us that it had entered insolvency proceedings. The outcome from this insolvency proceeding could result in repayment of certain loans that did not achieve permission to operate within the required timeframe. Certain third party lenders also have the contractual right to require us to repurchase loans if we fail to achieve certain contractual milestones with respect to customer installations. If any of our third party lenders invokes such a right, the necessary repurchases could have a material, adverse effect on our cash flow for the quarter in which they occur. Industry trends could also change, for example, by third party lenders more systematically requiring the repurchase of loans, or requiring a guarantee with respect to amounts that such lenders would otherwise require be repurchased, if we fail to achieve the relevant milestones. In February 2023, one of our largest third party lenders of loans advised us that they are implementing such policies effective during the first quarter of 2023, with additional policy changes forthcoming this year, and we are in discussions with them regarding the relevant loan portfolio. We cannot predict the timing or extent to which the broader industry will implement such changes or the related impact on us. Failure to maintain effective customer financing options and satisfactory relationships with third party lenders or the decision by a third party lender to require us to repurchase or guarantee loans could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Offering more commercial term and financing options, and transitions between such options, may introduce operational complexity, require the devotion of resources that could otherwise be deployed elsewhere, and may increase market valuation risks due to differences in the financial treatment of different offerings. Such increased offerings or transitions between different offerings or equipment ownership models could also result in customer confusion or dissatisfaction, limit or remove our ability to offer “free device” promotions or other customer satisfaction programs, and may provide competitors with the opportunity to target our existing and potential clients by offering such “free device” promotions, or other customer satisfaction programs that we may be unable to offer. Any of the foregoing could materially adversely affect our business, financial condition, results of operations, and cash flows.
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
As of December 31, 2022, we had a carrying value of goodwill and other identifiable intangible assets of approximately $10.9 billion. We review goodwill and indefinite lived intangible assets for impairment at least annually. We review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset or asset group may not be fully recoverable. Impairment may result from, among other things, deterioration in performance; adverse market conditions; adverse changes in applicable laws or regulations, including changes that restrict our activities or affect the products and services we offer; challenges to the validity of certain registered intellectual property; reduced sales of certain products or services incorporating registered intellectual property; increased attrition; and a variety of other factors. For example, during the third quarter of 2022, as a result of ADT Solar’s underperformance of recent operating results in successive quarters relative to expectations, as well as the current macroeconomic conditions, including the impact of a continued increase in interest rates, we performed a quantitative interim impairment assessment on the Solar reporting unit as of September 30, 2022. Based on the results of our quantitative interim goodwill impairment analysis, we recorded a non-cash goodwill impairment charge of $149 million during the third quarter of 2022. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of goodwill or other identifiable intangible assets could have a material adverse effect on our financial condition and results of operations.
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
In connection with the Tax Cuts and Jobs Act of 2017 (“Tax Reform”), a new limitation under IRC Section 163(j) was imposed on the amount of interest expense allowed as a deduction in our tax returns each year. The amounts disallowed each year can be carried forward indefinitely and used in subsequent years if an excess limitation exists. We have begun to accumulate a significant deferred tax asset related to this disallowed interest carryforward. However, there is a risk that we will not recognize the benefit of this deferred tax asset in the foreseeable future due to our annual interest expense exceeding the imposed limitation. We may need to record a valuation allowance against this deferred tax asset in the future as the deferred tax asset grows, which may have a material adverse effect on our future financial condition and results of operations. After the utilization of our NOLs, there is a risk that the interest disallowance may have a material adverse impact on our financial condition, results of operations, and cash flows.
Risks Related to Our Indebtedness
Our substantial indebtedness limits our financial and operational flexibility and could materially adversely affect our business, financial condition, results of operations, and cash flows.
As of December 31, 2022, we had $9.9 billion face value of outstanding indebtedness, excluding finance leases, and we may increase our debt level at any time. Such substantial indebtedness negatively impacts our business because:
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
•an increase in interest rates, as experienced during 2022 or as we may experience in the future, could significantly increase the cost of our variable rate debt and make any refinancing of our current fixed rate debt significantly more costly. In addition, we have interest rate swap contracts to hedge our interest rate exposure which may not be effective. Our variable rate debt and our interest rate swap contracts have been historically based on the London Interbank Offered Rate (“LIBOR”), and will continue to transition to the Secured Overnight Financing Rate (“SOFR”), which may result in a negative impact on our cost of financing;
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
As a result of these covenants, we will continue to be limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We have pledged a significant portion of our assets as collateral under our debt agreements. If any of the holders of our indebtedness accelerate the repayment of such indebtedness upon an event of default, there can be no assurance that we will have sufficient assets to repay our indebtedness.
A failure to comply with the covenants under our debt agreements or any future indebtedness could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business, financial condition, results of operations, and cash flows. In the event of any such default, the lenders thereunder:
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
The market price of our common stock could vary significantly as a result of a number of factors, some of which are beyond our control. In the event of a drop in the market price of our common stock, you could lose a substantial part or all of your investment in our common stock. Among others, the following factors could affect our stock price:
•our business performance and prospects, including the success of our strategic relationship with State Farm, our partnership with Google and our acquisition of ADT Solar;
•sales of our common stock, or the perception that such sales may occur, by us or by our stockholders, including our controlling stockholder Apollo (which has already and may continue to sell shares in registered offerings pursuant to demand registration requests), State Farm, Google, or any of the recipients of our common stock upon our acquisition of ADT Solar;
•quarterly variations in the rates of growth of our operating and financial indicators, such as net income (loss) per share, net income (loss) and total revenue;
•any failure to achieve near or long term goals we have publicly disclosed for our operating and financial performance; and
•the realization of any risks described under this “Risk Factors” section, or other risks that may materialize in the future.
The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. Such litigation, if instituted against us, could result in very substantial costs, divert our management’s attention and resources, and have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
•the nominating and corporate governance committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•the compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.
We use, and intend to continue using, these exemptions as long as we remain a controlled company. Accordingly, stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.
If we fail to establish and achieve the objectives of our ESG program consistent with investor, customer, employee, or other stakeholder expectations, we may not be viewed as an attractive investment, service provider, workplace, or business, which could have a negative effect on our Company.
Investors are placing a greater emphasis on non-financial factors, including ESG, when evaluating investment opportunities. In 2022, we released our first publicly-available corporate ESG report which included a Sustainable Accounting Standards Board (“SASB”) Index report. If we are unable to provide sufficient disclosure about our ESG practices, or if we fail to establish and achieve the objectives of our ESG program, which could include targets or commitments, consistent with investor, customer, employee, or other stakeholder expectations, we may not be viewed as an attractive investment, service provider, workplace, or business, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. In addition, there exists certain “anti-ESG” sentiment among some individuals and government institutions. As we continue to establish our ESG related initiatives, we could face a negative reaction or legislation that impedes our activities or reflects poorly upon the Company, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
•empowering only the board of directors to fill any vacancy on our board of directors (other than in respect of a director designated by Apollo), whether such vacancy occurs as a result of an increase in the number of directors or otherwise;
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
As of December 31, 2022, we operated through approximately 250 sales and service offices that are supported by our regional distribution centers, as well as our nationwide network of multi-use sales, customer, and field support locations housing our nine UL-listed monitoring centers.
We lease our properties through our main operating entities, ADT LLC, ADT Commercial LLC, and ADT Solar LLC, which generally correspond with our operating segments, CSB, Commercial, and Solar, respectively. While select locations may primarily support one segment or market, such as our NAOC which supports our Commercial business, these multi-use locations primarily support our business as a whole.
As of December 31, 2022, we leased approximately 3.7 million square feet of space in the U.S., including approximately 140 thousand square feet for our corporate headquarters in Boca Raton, Florida, primarily under long-term operating leases with third parties. With the recent renewal of the long-term lease of our corporate headquarters in Boca Raton, Florida, we expect to reduce our space to approximately 100 thousand square feet by the end of 2023. We also own approximately 500 thousand square feet of space in the U.S.
We regularly evaluate the suitability, adequacy, productive capacity, and utilization of our existing principal physical properties. A portion of our employees continue to work from home under both permanent and temporary arrangements. Other initiatives, such as our Virtual Assistance Program, may also impact our physical property needs in the future as we are able to service more of our customers remotely. We continue to believe our properties are adequately maintained and are suitable for our business as presently conducted.
ITEM 3. LEGAL PROCEEDINGS.
We are subject to various claims and lawsuits in the ordinary course of business, which include commercial general liability claims, automobile liability claims, contractual disputes, worker’s compensation claims, labor law and employment claims, claims related to alleged alarm system failures, claims that the Company infringed on the intellectual property of others, and consumer and employment class actions. We are also subject to regulatory and governmental examinations, information requests and subpoenas, inquiries, investigations, and threatened legal actions and proceedings. In connection with such formal and informal inquiries, we receive numerous requests, subpoenas, and orders for documents, testimony, and information in connection with various aspects of our activities.
Additional information in response to this Item is included in Note 13 “Commitments and Contingencies” in the Notes to Consolidated Financial Statements and is incorporated by reference into Part I of this Annual Report. Our consolidated financial statements and the accompanying Notes to Consolidated Financial Statements are filed as part of this Annual Report under Item 15 “Exhibit and Financial Statement Schedules” and are set forth beginning on page F-1 immediately following the signature pages of this Annual Report.
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
As of February 21, 2023, the number of stockholders of record of Common Stock was 284, which does not include the number of stockholders who hold our Common Stock through banks, brokers, and other financial institutions.
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
The following information provides a comparison of the cumulative total stockholder return on our Common Stock from January 19, 2018 (first trading day following the effective date of our IPO) through December 31, 2022 to the returns of: (i) the Standard & Poor's (“S&P”) 500 Index; (ii) the S&P North America Consumer Services Index, a peer group; and (iii) the S&P 500 Commercial and Professional Services Index. During 2022, we changed our peer index to the S&P North America Consumer Services Index given we are a member of this index. In addition, although our prior year filing provided data for the S&P 500 Commercial & Professional Services Index, the index was labeled as the S&P North America Commercial & Professional Services Index, which we do not utilize.
The information assumes that $100 was invested on January 19, 2018 in each of our Common Stock and the indices presented, and assumes any dividends were reinvested. The graph is not, and is not intended to be, indicative of future performance of our Common Stock.

Comparison of Cumulative Total Return

Date	ADT Inc.	S&P 500 Index	S&P 500 Commercial & Professional Services Index	S&P North America Consumer Services Index
1/19/2018	$100.00	$100.00	$100.00	$100.00
12/31/2018	$49.33	$90.89	$94.88	$91.39
12/31/2019	$72.00	$119.51	$131.85	$116.40
12/31/2020	$72.73	$141.50	$162.72	$124.50
12/31/2021	$79.18	$182.12	$212.10	$142.50
12/31/2022	$86.94	$149.14	$191.72	$117.72
Recent Sales of Unregistered Equity Securities
As previously disclosed in our Current Report on Form 8-K filed with the SEC on October 13, 2022, the State Farm Strategic Investment closed on October 13, 2022, and we issued and sold 133,333,333 shares of Common Stock to State Farm pursuant to the State Farm Securities Purchase Agreement at a per share price of $9.00 for an aggregate purchase price of $1.2 billion.
Use of Proceeds from Registered Equity Securities
We did not receive any proceeds from sales of registered equity securities during the three months ended December 31, 2022.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2022 - October 31, 2022 (1)	133,333,333	$9.00	—	—
November 1, 2022 - November 30, 2022	—	—	—	—
December 1, 2022 - December 31, 2022	—	—	—	—
Total	133,333,333	$9.00	—	—
_________________
(1)On September 12, 2022, and in connection with the State Farm Strategic Investment, the Company commenced a tender offer to purchase up to 133,333,333 shares of the Company’s Common Stock (including shares issued upon conversion of Class B Common Stock) at a price of $9.00 per share. The Tender Offer expired on October 20, 2022. On October 26, 2022, upon the terms and subject to the conditions described in the Offer to Purchase dated September 12, 2022 (as amended from time to time), the Company repurchased an aggregate of 133,333,333 shares of the Company’s Common Stock at a purchase price of $9.00 per share for a total cost of $1.2 billion using the proceeds from the State Farm Strategic Investment. No shares of Class B Common Stock were converted and tendered in the Tender Offer.
ITEM 6. RESERVED.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
INTRODUCTION
The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report. This section is intended to (i) provide material information relevant to the assessment of our results of operations and cash flows; (ii) enhance the understanding of our financial condition, changes in financial condition, and results of operations; and (iii) discuss material events and uncertainties known to management that are reasonably likely to cause reported financial information not to be necessarily indicative of future performance or of future financial condition.
Included below are year-over-year comparisons between 2022 and 2021. For information on year-over-year comparisons between 2021 and 2020, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report for the year ended December 31, 2021, which was filed with the SEC on March 1, 2022.
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
Table of Contents
•Business and Basis of Presentation
•Factors Affecting Operating Results
•Key Performance Indicators
•Results of Operations
•Non-GAAP Measures
•Liquidity and Capital Resources
•Critical Accounting Estimates
•Accounting Pronouncements

BUSINESS AND BASIS OF PRESENTATION
ADT Inc. is a leading provider of security, interactive, and smart home solutions serving residential, small business, and commercial customers in the U.S. Since the acquisition of ADT Solar in December 2021, we also provide residential solar and energy storage solutions. We believe solar is a logical extension of our offerings as it enhances our ability to deliver an integrated home experience.
Our mission is to empower people to protect and connect what matters most with safe, smart, and sustainable solutions, delivered through innovative offerings, unrivaled safety, and a premium experience because we believe that everyone deserves to feel safe.
All financial information presented in this section has been prepared in U.S. dollars in accordance with GAAP, excluding our Non-GAAP measures, and includes the accounts of ADT Inc. and its subsidiaries. All intercompany transactions have been eliminated. We report financial and operating information in the following three segments: CSB, Commercial, and Solar.
For a more detailed discussion of our business, segments, and basis of presentation, refer to Item 1 “Business” and Note 1 “Description of Business and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in Item 15 “Exhibit and Financial Statement Schedules”.
FACTORS AFFECTING OPERATING RESULTS
The factors described herein could have a material adverse effect on our business, financial condition, results of operations, cash flows, and key performance indicators.
As of December 31, 2022, we served approximately 6.7 million security monitoring service subscribers. Generally, a significant upfront investment is required to acquire new subscribers, that in turn provide ongoing and predictable recurring revenue generated from our monitoring services and other subscriber-based offerings. Although the economics of an installation may vary depending on the customer type, acquisition channel, and product offering, we generally achieve revenue break-even in less than two and a half years.
For our subscriber-based offerings, our results are impacted by the mix of transactions under a Company-owned equipment model versus a customer-owned equipment model (referred to as outright sales), as there are different accounting treatments applicable to each model, as discussed in Note 2 “Revenue and Receivables.” Previous changes to our equipment ownership model impacted results during 2021 and 2020, and substantially all new CSB transactions since March 2021 take place under a Company-owned model. As we continue to build our partnership with Google, introduce new or enhance current offerings, and refine our go-to-market approach, including, for example, transitioning our DIY/self setup business to an outright sales model, we expect to see a shift toward an increasing proportion of outright sales transactions in our CSB and Commercial segments, which will impact results in future periods when these changes occur.
Our ability to increase our average prices for individual customers depends on a number of factors, including the type and complexity of service, the quality of our service, the introduction of additional features and offerings that increase the value to the customer, and the competitive and macroeconomic environments in which we operate.
Attrition also has a direct impact on our financial results, including revenue, operating income, and cash flows. Each year, a portion of our recurring customer base can be expected to cancel or may choose not to renew service for a variety of reasons such as relocation, loss to competition, cost, or service issues. We experienced a lower volume of customer relocations during 2020 primarily as a result of the COVID-19 Pandemic, followed by a slight increase during 2021. During 2022, we saw favorable trends in gross customer revenue attrition primarily as a result of a lower volume of customer relocations, partially offset by an increase in non-payment disconnects. As a result of continued changes in the macroeconomic environment, we are currently unable to determine whether there will be any ongoing or further impacts on these trends and we may continue to experience fluctuations in these or other trends in the future.
The overall demand for our products and services is driven by a number of external factors such as the overall economic conditions in the geographies in which we operate, the price and quality of our products and services compared to those of our competitors, as well as changes in competition such as from the acquisition or disposition of similar businesses by us or our competitors. Our ability to add new customers and grow our businesses is also impacted by the following:
•Growth in our residential and small business customer base can be impacted the overall state of the housing market, the perceived threat of crime, the occurrence of significant life events such as the birth of a child or opening of a new business, or the availability of financial incentives provided by insurance carriers.
•Growth in our commercial customer base can be impacted by the rate at which new businesses begin operations or existing businesses grow, as well as applicable building codes and insurance policies.

•Growth in our solar customer base can be impacted by the availability of certain rebates, tax credits, and other financial incentives; the availability and costs of consumer financing options; and traditional energy prices and grid reliability.
We may also be impacted by seasonality and weather-related incidents or natural disasters. Hurricanes Fiona and Ian during the third quarter of 2022 and winter storms during the fourth quarter of 2022 impacted certain areas in which we operate resulting in power outages and service disruptions to certain of our customers. We did not experience any material impacts from these incidents.
We believe advancements in technology, younger generations of consumers, and shifts to de-urbanization have increased consumer interest in automated security and other mobile technology applications; and we have made significant progress toward increasing the variety of our offerings to accommodate these changing interests. Advances in technology are also helping us to improve our products and services and reduce certain costs. For example, our innovative virtual support program (the “Virtual Assistance Program”), which launched for our residential customers in July 2021, provides our customers the ability to troubleshoot and resolve certain service issues through a live video stream with our skilled technicians. This provides customers with more options for receiving certain services that best fit their lifestyles while reducing the cost for us to provide these services and lowering our carbon footprint by eliminating thousands of vehicle trips each day.
Factors that may impact the overall costs required to serve our current and potential customers include (i) offering a wider variety of products and services; (ii) providing a greater mix of interactive and smart home solutions; (iii) replacing or upgrading certain system components due to technological advancements or otherwise; (iv) supply chain disruptions; (v) inflationary pressures on costs such as materials, labor, and fuel; and (vi) other changes in prices, interest rates, or terms from our suppliers, vendors, or third party lenders. Changes in interest rates or terms from third-party lenders or our other financing partners, including those that provide loan products to our Solar customers, are impacted by factors such as increases in the benchmark interest rate. As part of our response to changes or pressures in the macroeconomic environment, we may evaluate cost saving opportunities such as reducing headcount or our physical facilities footprint when appropriate. While we have experienced some increase in costs as a result of inflation, we have, for the most part, been able to offset the rising costs through price increases to our customers, as well as cost saving opportunities. For example, in our Solar business, we were able to drive efficiencies in the current year through job eliminations, intentional slowed hiring, and organic turnover. In addition, as a portion of our employees continue to work from home, and with the expansion and success of our Virtual Assistance Program, we are evaluating the changing needs of our physical locations, while keeping our customers’ needs and safety a top priority.
We believe we are building a strong platform for growth through our strategic partnerships discussed below, as well as through focusing on improving customer satisfaction and retention, increasing our recurring monthly revenue through subscriber acquisition and the introduction of new products and services, increasing the rate at which new subscribers opt for our interactive services, and reducing our revenue payback period.
Strategic Partnerships and Acquisitions
Google Commercial Agreement
In July 2020, we entered into the Google Commercial Agreement, pursuant to which Google has agreed to supply us with certain Google Devices and Services for sale to our customers. Subject to customary termination rights related to breach and change of control, the Google Commercial Agreement has an initial term of seven years from the date that the Google Devices and Services are successfully integrated into our end-user security and automation platform. Further, subject to certain carve-outs, we have agreed to exclusively sell Google Devices and Services to our customers.
In June 2022, we amended the Google Commercial Agreement to extend the date for the launch of the integrated Google Devices and Services until September 30, 2022. Since September 30, 2022, Google has the contractual right to require us, with certain exceptions, until such integration, to exclusively offer Google Devices and Services without integration for all new professional installations and for existing customer who do not have ADT Pulse or ADT Control interactive services. We have already begun providing Google Devices and Services, and we will continue to do so on a non-integrated basis, as we work closely with Google toward an integrated solution. We launched the Google Nest doorbell during the first quarter of 2022, rolled out mesh Wi-Fi during the second quarter of 2022, and launched Google indoor and outdoor cameras during the third quarter of 2022.
During the first quarter of 2023, we introduced our own new ADT+ app for our self setup line of DIY smart home security products, including Google Nest offerings, which we expect to introduce for professional installations by the end of 2023.

The Google Commercial Agreement further specifies each party shall contribute $150 million toward the joint marketing of devices and services; customer acquisition; training of our employees on the sales, installation, customer service, and maintenance of the product and service offerings; and technology updates for products included in such offerings. Each party is required to contribute such funds in three equal tranches, subject to the attainment of certain milestones.
In August 2022, we amended the Google Commercial Agreement, pursuant to which Google has agreed to commit an additional $150 million to further fund growth, data and insights, product innovation and technology advancements, customer acquisition, and marketing, as mutually agreed to by us and Google. The additional funds will be contributed in three equal tranches, subject to the attainment of certain milestones.
ADT Solar Acquisition
In December 2021, we acquired ADT Solar, a leading solar installer in the United States, for total consideration of approximately $750 million, which consisted of cash paid of $142 million, net of cash acquired, and approximately 75 million shares of our Common Stock with a fair value of $569 million at closing. This acquisition establishes ADT in the residential solar market and leverages our brand awareness and trust among consumers to provide solar and energy storage solutions, energy efficiency upgrades, and roofing services to consumers.
Refer to Note 4 “Acquisitions and Disposition” in the Notes to Consolidated Financial Statements for further information.
Canopy Investment
In April 2022, together with Ford, we formed a new entity, Canopy, which combines ADT’s professional security monitoring and Ford’s AI-driven video camera technology, to help customers strengthen the security of new and existing vehicles across various automotive brands. ADT and Ford expect to invest approximately $100 million collectively during the next three years, of which we will contribute 40%. In addition, we entered into several commercial agreements (the “Canopy Commercial Agreements”), which are discussed in Note 5 “Equity Method Investments.”
State Farm Strategic Investment and Tender Offer
On September 5, 2022, we entered into the State Farm Securities Purchase Agreement, pursuant to which we agreed to issue and sell in a private placement to State Farm 133,333,333 shares of our Common Stock (State Farm Shares) at a per share price of $9.00 for an aggregate purchase price of $1.2 billion.
In connection with the State Farm Strategic Investment, we commenced the Tender Offer to purchase up to 133,333,333 shares of our Common Stock (including shares issued upon conversion of Class B Common Stock) (Tender Shares) at a price of $9.00 per share.
Concurrently with the execution of the State Farm Securities Purchase Agreement, (i) Apollo delivered to us the Apollo Support Agreement, pursuant to which Apollo agreed to collectively tender (and not withdraw) no fewer than 133,333,333 shares of Common Stock in the Tender Offer and (ii) Google delivered to us a Support Agreement, pursuant to which Google agreed to not convert and tender any of its shares of Class B Common Stock.
In October 2022, we issued and sold the State Farm shares at a per share price of $9.00 and received $1.2 billion (the “Closing”). The Tender Offer expired on October 20, 2022 (the “Tender Expiration Date”), and on October 26, 2022, we used proceeds from the State Farm Strategic Investment to repurchase an aggregate of 133,333,333 shares of our Common Stock at a purchase price of $9.00 per share, subject to the terms and conditions described in the Offer to Purchase dated September 12, 2022. The Tender Shares were subject to the “odd lot” priority and proration provisions described in the Offer to Purchase as the Tender Offer was substantially over-subscribed. No shares of Class B Common Stock were converted and tendered in the Tender Offer.
Additionally, we entered into the State Farm Development Agreement, pursuant to which State Farm committed up to $300 million to fund product and technology innovation, customer growth, and marketing initiatives. Upon the Closing, we received $100 million of such commitment from State Farm, which is restricted until we use the funds in accordance with the State Farm Development Agreement. Our use of the funds is also subject to the approval by State Farm.

Other Events and Updates
Radio Conversion Program
During 2019, we commenced a program to replace the 3G and CDMA cellular equipment used in many of our security systems as a result of the cellular network providers retiring their 3G and CDMA networks beginning in 2022. For those customers who did not transition prior to or have not transitioned since the applicable network sunset, the loss of signal to our security systems and certain services we provide may impact our ability to bill and/or collect from these customers in the future and may impact our attrition, which we cannot estimate until some time after the retirements have occurred.
From inception of this program through December 31, 2022, we incurred approximately $292 million of net radio conversion costs, the majority of which was incurred in 2021 prior to the network sunset dates. We do not expect the remaining radio conversion costs and related incremental revenue to be material.
COVID-19 Pandemic Update
The COVID-19 Pandemic, including recent variants, caused certain notable impacts on general economic conditions, including temporary and permanent closures of many businesses, increased governmental regulations, supply chain disruptions, and changes in consumer spending and other habits. While we have incurred additional costs associated with providing personal protective equipment for our employees and in response to supply chain constraints, as well as rising costs due to inflation, we believe our recurring revenue and highly variable subscriber acquisition cost model continues to provide a solid financial foundation for strong cash flow generation. Accordingly, we anticipate maintaining sufficient liquidity and capital resources to continue providing essential services, satisfying our debt requirements, and having the ability to return capital to our stockholders in the form of a regular quarterly dividend during this challenging macroeconomic environment.
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
Tax Legislation
Federal Tax Legislation
Certain changes to U.S. federal tax law included in the Tax Cuts and Jobs Act of 2017 had a delayed effective date and have taken effect for 2022. Under IRC Section 163(j), the limitation on net business interest expense deductions will no longer be increased by deductions for depreciation, amortization, or depletion. Under IRC Section 174, specified research and experimentation expenditures must now be capitalized and amortized. These items will result in increased taxable income and acceleration of net operating loss utilization, which could impact our tax expense and ultimately, our net income (loss).
The IRA was signed into law in August 2022. The IRA, among other provisions, implements (i) a 15% corporate alternative minimum tax (the “CAMT”) on book income for corporations whose annual adjusted financial statement income during the most recently completed three-year period exceeds $1 billion, (ii) a 1% excise tax on net stock repurchases, and (iii) several tax incentives to promote clean energy including an extension of the ITC. Both the CAMT and the excise tax provisions are effective for tax years beginning after December 31, 2022. We do not anticipate any material impacts in the short-term at this time.
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
Potential for Future Valuation Allowance
As of December 31, 2022, we had a significant amount of deferred tax assets, against which we take valuation allowances that relate to the uncertainty of our ability to utilize these deferred tax assets in future periods. We periodically review matters, including pending and enacted legislation such as the updates described above, that can influence our decision as to whether or not a valuation allowance is appropriate; and we consider whether any developments to such legislation, together with other factors, require a valuation allowance.

We believe that our deferred tax assets for disallowed interest under IRC Section 163(j) will continue to grow from their current level. There is currently significant uncertainty in the matters we consider when determining whether it is appropriate to take additional valuation allowances. Any material change to our valuation allowance in subsequent periods would materially and adversely affect our operating results and may result in a net loss position for any given period.
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
RMR
RMR is generated by contractual recurring fees for monitoring and other recurring services provided to our customers.
We use RMR to evaluate our overall sales, installation, and retention performance. Additionally, we believe the presentation of RMR is useful to investors because it measures the volume of revenue under contract at a given point in time, which is a useful measure for forecasting future revenue performance as the majority of our revenue comes from recurring sources.
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
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP measure. Our definition of Adjusted EBITDA, a reconciliation of Adjusted EBITDA to net income (loss) (the most comparable GAAP measure), and additional information, including a description of the limitations relating to the use of Adjusted EBITDA, are provided under “—Non-GAAP Measures.”

RESULTS OF OPERATIONS

(in thousands, except as otherwise indicated)	Years Ended December 31,			$ Change
Results of Operations:	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Revenue:
Monitoring and related services	$4,589,265	$4,347,713	$4,186,987	$241,552	$160,726
Security installation, product, and other	1,019,619	912,047	1,127,800	107,572	(215,753)
Solar installation, product, and other	786,426	47,351	—	739,075	47,351
Total revenue	6,395,310	5,307,111	5,314,787	1,088,199	(7,676)
Cost of revenue (excluding depreciation and amortization):
Monitoring and related services	918,048	912,948	789,906	5,100	123,042
Security installation, product, and other	620,090	602,467	726,622	17,623	(124,155)
Solar installation, product, and other	501,710	34,758	—	466,952	34,758
Total cost of revenue	2,039,848	1,550,173	1,516,528	489,675	33,645
Selling, general, and administrative expenses	1,930,021	1,789,009	1,723,644	141,012	65,365
Depreciation and intangible asset amortization	1,693,575	1,914,779	1,913,767	(221,204)	1,012
Merger, restructuring, integration, and other	22,232	37,872	120,208	(15,640)	(82,336)
Goodwill impairment	149,385	—	—	149,385	—
Operating income (loss)	560,249	15,278	40,640	544,971	(25,362)
Interest expense, net	(265,285)	(457,667)	(708,189)	192,382	250,522
Loss on extinguishment of debt	—	(37,113)	(119,663)	37,113	82,550
Other income (expense)	(57,561)	8,313	8,293	(65,874)	20
Income (loss) before income taxes and equity in net earnings (losses) of equity method investee	237,403	(471,189)	(778,919)	708,592	307,730
Income tax benefit (expense)	(60,184)	130,369	146,726	(190,553)	(16,357)
Income (loss) before equity in net earnings (losses) of equity method investee	177,219	(340,820)	(632,193)	518,039	291,373
Equity in net earnings (losses) of equity method investee	(4,601)	—	—	(4,601)	—
Net income (loss)	$172,618	$(340,820)	$(632,193)	$513,438	$291,373

Key Performance Indicators: (1)
RMR	$374,178	$359,445	$343,243	$14,733	$16,202
Gross customer revenue attrition (percentage)	12.5%	13.1%	13.1%	N/A	N/A
Adjusted EBITDA (2)	$2,446,728	$2,212,579	$2,199,237	$234,149	$13,342
_______________________
(1)Refer to the “Key Performance Indicators” section for the definitions of these key performance indicators.
(2)Adjusted EBITDA is a non-GAAP measure. Refer to the “Non-GAAP Measures” section for the definition of this term and reconciliation to the most comparable GAAP measure.
N/A—Not applicable.

Revenue:
Monitoring and related services revenue (“M&S Revenue”) primarily comprises revenue generated from providing recurring monthly monitoring and other services, as well as revenue from time and materials billings. Security installation, product, and other revenue comprises installation revenue from the sale and installation of our security systems sold under a customer-owned model, as well as the recognition of revenue that is deferred upon initiation of a monitoring contract in transactions occurring under a Company-owned model (amortization of deferred subscriber acquisition revenue). Solar installation, product, and other revenue comprises revenue from the sale and installation of our solar systems and energy-storage solutions.

	Years Ended December 31,			$ Change
(in thousands)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
CSB:
Monitoring and related services	$4,050,019	$3,873,285	$3,760,614	$176,734	$112,671
Security installation, product, and other	328,786	272,743	564,575	56,043	(291,832)
Total CSB	4,378,805	4,146,028	4,325,189	232,777	(179,161)

Commercial:
Monitoring and related services	539,246	474,428	426,373	64,818	48,055
Security installation, product, and other	690,833	639,304	563,225	51,529	76,079
Total Commercial	1,230,079	1,113,732	989,598	116,347	124,134

Solar:
Solar installation, product, and other	786,426	47,351	—	739,075	47,351
Total Solar	786,426	47,351	—	739,075	47,351

Total revenue	$6,395,310	$5,307,111	$5,314,787	$1,088,199	$(7,676)
CSB:
During 2022, the increases in CSB revenue included:
•M&S Revenue: (i) higher recurring revenue of $156 million, reflecting approximately $100 million related to the estimated impact from an increase in average prices and approximately $70 million related to the estimated impact from an increase in subscribers, partially offset by a decrease of $14 million in other revenue primarily due to radio conversion revenue, as well as (ii) higher revenue of $21 million primarily related to time and materials billings.
•Security installation, product, and other: an increase in the amortization of deferred subscriber acquisition revenue of $71 million as a result of a higher population of existing customers under a Company-owned model as compared to the prior year, partially offset by a decrease in installation revenue of $15 million related to a lower volume of outright sales transactions primarily as a result of our transition to a predominately Company-owned model in the first quarter of 2021.
Commercial:
During 2022, the increases in Commercial revenue included:
•M&S Revenue: higher revenue from time and materials billings of $43 million driven by higher revenue per service call, as well as higher recurring revenue of $22 million driven by improvements in average revenue per subscriber.
•Security installation, product, and other: higher installation revenue related to strong sales performance, despite supply chain delays.
Solar:
The increase in Solar revenue during 2022, as compared to the prior year period, was primarily due to a full year compared to a partial month of revenue from Solar installations, as a result of the ADT Solar Acquisition in December 2021. During 2022 and 2021, solar installation, product, and other revenue included approximately $30 million and $10 million, respectively, from the amortization of purchase accounting adjustments related to a customer backlog intangible asset.

RMR and Gross Customer Revenue Attrition:
As of December 31, 2022, our ending RMR balance was $374 million, up $15 million or 4% compared to the prior year, primarily driven by our CSB segment and included the following:
•an increase in average revenue per subscriber of 3%, as new and existing customers selected higher priced interactive and other services, and
•an increase in our subscriber base of 1% primarily due to subscriber growth initiatives and improvements in customer retention.
Gross customer revenue attrition was 12.5% as of December 31, 2022 compared to 13.1% as of December 31, 2021. The improvement in gross customer revenue attrition was driven by a decrease in relocations, partially offset by higher non-payment disconnects.
Cost of Revenue:
Monitoring and related services costs primarily comprises field service and call center costs incurred from providing recurring monthly monitoring and other services in our CSB and Commercial segments. Security and solar installation, product, and other costs comprise costs incurred from the installation of our security and solar systems, respectively.

	Years Ended December 31,			$ Change
(in thousands)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
CSB:
Monitoring and related services	$593,088	$620,220	$538,176	$(27,132)	$82,044
Security installation, product, and other	97,549	105,001	278,413	(7,452)	(173,412)
Total CSB	690,637	725,221	816,589	(34,584)	(91,368)

Commercial:
Monitoring and related services	324,960	292,728	251,730	32,232	40,998
Security installation, product, and other	522,541	497,466	448,209	25,075	49,257
Total Commercial	847,501	790,194	699,939	57,307	90,255

Solar:
Solar installation, product, and other	501,710	34,758	—	466,952	34,758
Total Solar	501,710	34,758	—	466,952	34,758

Total cost of revenue	$2,039,848	$1,550,173	$1,516,528	$489,675	$33,645
CSB:
During 2022, the decrease in CSB monitoring and related services costs was primarily attributable to a decrease in field service and call center costs driven by a lower volume of in-person service tickets as a result of our Virtual Assistance Program.
Commercial:
During 2022, the increase in Commercial cost of revenue was primarily attributable to an increase in installations and services performed in connection with strong sales performance as discussed above and reflects higher prices for materials, labor, and fuel.
Solar:
The increase in total cost of revenue during 2022, as compared to the prior year period, was primarily due to a full year compared to a partial month as a result of the ADT Solar Acquisition in December 2021.

Selling, General, and Administrative Expenses:
During 2022, the increase in selling, general, and administrative expenses (“SG&A”), as compared to the prior year period, was primarily driven by incremental expenses of approximately $296 million as a result of the ADT Solar Acquisition in December 2021, as well as the following which exclude ADT Solar:
•an increase in the provision for credit losses of approximately $54 million, primarily in our CSB segment due to lower provision in the prior year associated with impacts from the COVID-19 Pandemic,
•an increase in selling costs of approximately $51 million, primarily in our CSB segment due to additional amortization of deferred subscriber acquisition costs, and
•an increase in general and administrative costs of approximately $40 million primarily in our CSB segment due to investments in our information technology infrastructure and other operational costs.
These increases were partially offset by:
•a decrease in radio conversion costs of $219 million, primarily due to a decrease in the number of conversions, and
•a decrease in advertising costs of approximately $82 million, primarily due to our efforts to optimize our advertising model.
Depreciation and Intangible Asset Amortization:
During 2022, the decrease in depreciation and intangible asset amortization, as compared to the prior year period, was primarily driven by a decrease in the amortization of customer relationship intangible assets of $320 million, which was primarily due to certain assets acquired as part of the ADT Acquisition becoming fully amortized beginning with the fourth quarter of 2021. The remaining customer relationship intangible assets acquired as part of the ADT Acquisition will be fully amortized during the first quarter of 2023.
The decrease was partially offset by investments in subscriber growth resulting in:
•an increase in the amortization of customer contracts acquired under our authorized dealer program and from other third parties of $53 million, and
•an increase in the depreciation of subscriber system assets of $45 million.
Merger, Restructuring, Integration, and Other:
Merger, restructuring, integration, and other varies year over year and generally represents certain direct and incremental costs resulting from acquisitions, integration costs as a result of those acquisitions, costs related to restructuring efforts, as well as fair value remeasurements and impairment charges on certain strategic investments.
During 2022, the decrease in merger, restructuring, integration, and other, as compared to the prior year period, primarily resulted from an $18 million impairment charge in CSB during 2021 due to lower than expected benefits from the developed technology intangible asset acquired during November 2020.
Goodwill Impairment:
We recorded a goodwill impairment charge of $149 million associated with our Solar reporting unit during the third quarter of 2022. Refer to Note 6 “Goodwill and Other Intangible Assets” for further discussion.
Interest Expense, net:
During 2022, the decrease in interest expense, net, as compared to the prior year period, was driven by higher unrealized gains of $144 million, as well as a decrease of approximately $53 million related to settlements on our interest rate swaps partially offset by higher interest expense of $28 million on our First Lien Term Loan due 2026. These changes were primarily due to fluctuations in the forward LIBOR.
Loss on Extinguishment of Debt:
During 2021, loss on extinguishment of debt totaled $37 million and was primarily due to the call premium and write-off of unamortized fair value adjustments in connection with the $1.0 billion redemption of the 3.50% notes due 2022 (“ADT Notes due 2022”) in August 2021 (“ADT Notes due 2022 Redemption”).

Other Income (Expense):
During 2022, in connection with the Tender Offer, we recorded a net loss of $63 million associated with the change in fair value of the Forward Contract. In October 2022, upon closing of the State Farm Strategic Investment, the contingency associated with the Forward Contract was resolved, and the Forward Contract was settled upon closing of the Tender Offer.
Income Tax Benefit (Expense):
Our income tax expense during 2022 was $60 million, resulting in an effective tax rate for the period of 25.4%. The effective tax rate primarily represents the federal statutory rate of 21.0%, a state statutory tax rate, net of federal benefits and legislative changes, of 2.8%, and unfavorable impacts related to the fair value adjustment of the Forward Contract, goodwill impairment, and other items, partially offset by favorable impacts from research and development credits, as well as uncertain tax positions and other items.
Our income tax benefit during 2021 was $130 million, resulting in an effective tax rate for the period of 27.7%. The effective tax rate primarily represents the federal income tax rate of 21.0%, a state statutory tax rate, net of federal benefits and legislative changes, of 3.5%, and a 1.3% favorable impact related to the revaluation of our deferred tax liabilities in connection with our 2021 acquisitions.
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
We define Adjusted EBITDA as net income (loss) adjusted for (i) interest; (ii) taxes; (iii) depreciation and amortization, including depreciation of subscriber system assets and other fixed assets and amortization of dealer and other intangible assets; (iv) amortization of deferred costs and deferred revenue associated with subscriber acquisitions; (v) share-based compensation expense; (vi) merger, restructuring, integration, and other; (vii) losses on extinguishment of debt; (viii) radio conversion costs, net; and (ix) other income/gain or expense/loss items such as changes in fair value of certain financial instruments, impairment charges, financing and consent fees, or acquisition-related adjustments.
There are material limitations to using Adjusted EBITDA. Adjusted EBITDA does not take into account certain significant items, including depreciation and amortization, interest, taxes, and other adjustments which directly affect our net income (loss). These limitations are best addressed by considering the economic effects of the excluded items independently and by considering Adjusted EBITDA in conjunction with net income (loss) as calculated in accordance with GAAP.

The table below reconciles Adjusted EBITDA to net income (loss):

	Years Ended December 31,			$ Change
(in thousands)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Net income (loss)	$172,618	$(340,820)	$(632,193)	$513,438	$291,373
Interest expense, net	265,285	457,667	708,189	(192,382)	(250,522)
Income tax expense (benefit)	60,184	(130,369)	(146,726)	190,553	16,357
Depreciation and intangible asset amortization	1,693,575	1,914,779	1,913,767	(221,204)	1,012
Amortization of deferred subscriber acquisition costs	162,981	126,089	96,823	36,892	29,266
Amortization of deferred subscriber acquisition revenue	(244,141)	(172,061)	(124,804)	(72,080)	(47,257)
Share-based compensation expense	66,566	61,237	96,013	5,329	(34,776)
Merger, restructuring, integration, and other(1)	22,232	37,872	120,208	(15,640)	(82,336)
Goodwill impairment(2)	149,385	—	—	149,385	—
Loss on extinguishment of debt(3)	—	37,113	119,663	(37,113)	(82,550)
Change in fair value of financial instruments(4)	63,396	—	—	63,396	—
Radio conversion costs, net(5)	3,353	211,363	51,889	(208,010)	159,474
Acquisition-related adjustments(6)	35,229	12,945	438	22,284	12,507
Other(7)	(3,935)	(3,236)	(4,030)	(699)	794
Adjusted EBITDA	$2,446,728	$2,212,579	$2,199,237	$234,149	$13,342
___________________
(1)During 2020, primarily included losses of $81 million in CSB associated with the settlement of a pre-existing relationship in connection with the Defenders Acquisition. Refer to Note 4 “Acquisitions and Disposition.”
(2)During 2022, represents a goodwill impairment charge associated with our Solar reporting unit. Refer to Note 6 “Goodwill and Other Intangible Assets.”
(3)During 2020, primarily includes $66 million associated with the redemption of the Prime Notes in February 2020 and $49 million associated with the redemption of the ADT Notes due 2021 in September 2020. Refer to Note 7 “Debt.”
(4)During 2022, represents the change in fair value of the Forward Contract. Refer to Note 10 “Equity.”
(5)Refer to Note 1 “Description of Business and Summary of Significant Accounting Policies” for further details.
(6)During 2022 and 2021, primarily represents the amortization of the customer backlog intangible asset acquired in the ADT Solar Acquisition, which was fully amortized as of March 2022. Refer to Note 4 “Acquisitions and Disposition.”
(7)During 2022, primarily represents the gain on sale of a business. During 2020, included recoveries of $10 million associated with notes receivable from a former strategic investment.
Adjusted EBITDA in total and by segment were as follows:

	Years Ended December 31,			$ Change
(in thousands)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
CSB	$2,314,633	$2,110,879	$2,153,899	$203,754	$(43,020)
Commercial	126,940	96,112	45,338	30,828	50,774
Solar	5,155	5,588	—	(433)	5,588
Adjusted EBITDA	$2,446,728	$2,212,579	$2,199,237	$234,149	$13,342
The drivers listed below exclude amounts that are outside of our definition of Adjusted EBITDA. Refer to the discussions above under “—Results of Operations” for further details.
CSB:
During 2022, the increase was primarily due to higher M&S Revenue of $188 million, lower advertising costs of $83 million, and lower field service and call center costs of $28 million, partially offset by higher provision for credit losses of $42 million. The remainder of the change was primarily due to higher general and administrative expenses of $36 million.

Commercial:
During 2022, the increase was primarily due to higher M&S Revenue of $65 million and higher installation revenue, net of the associated installation costs, of $25 million, partially offset by higher field service and call center costs of $32 million and higher provision for credit losses of $12 million. The remainder of the change was primarily due to higher selling expenses.
Solar:
During 2022, Solar Adjusted EBITDA was impacted by installation delays and lower install throughput and reflects cost-reduction efforts and other initiatives to improve long-term operational efficiencies, and included approximately $21 million of charges associated with (i) receivables and rebates that are not expected to be collected from a former third party lender entering a formal insolvency proceeding to effectuate the wind-down of its operations, as well as (ii) third party loans for systems not expected to achieve permission to operate.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and capital resources primarily consisted of the following:

(in thousands)	December 31, 2022
Cash and cash equivalents	$257,223
Restricted cash and restricted cash equivalents	$116,357
Availability under First Lien Revolving Credit Facility	$575,000
Uncommitted available borrowing capacity under Receivables Facility	$45,259
Carrying amount of total debt outstanding	$9,828,588
Liquidity
We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our first lien revolving credit facility (the “First Lien Revolving Credit Facility”) and the Receivables Facility, and the issuance of equity and/or debt securities as appropriate given market conditions. Our future cash needs are expected to include cash for operating activities, working capital, capital expenditures, strategic investments, principal and interest payments on our debt, and potential dividend payments to our stockholders.
Our principal liquidity requirements are to finance current operations, invest in acquiring and retaining customers, purchase property and equipment, service our debt, invest in our information technology infrastructure, and finance potential mergers and acquisitions.
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
Certain of our variable rate debt instruments are currently based on LIBOR. The SOFR will replace the forward LIBOR as the applicable benchmark rate for all existing and future issuances of our debt instruments, including our interest rate swaps, with a variable rate component (the “SOFR Transition”) by June 2023 (the “SOFR Transition Date”). Existing instruments under the First Lien Credit Agreement will continue to be based on LIBOR until the SOFR Transition Date, unless transitioned to SOFR prior to such date pursuant to the terms of the First Lien Credit Agreement. As of December 31, 2022, we do not anticipate any material impacts from the SOFR Transition.

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
As of December 31, 2022, our significant short-term and long-term cash requirements, excluding cash required for operations, under our various contractual obligations and commitments primarily included:
•Debt principal – As of December 31, 2022, our expected future debt principal payments, excluding finance leases, totaled approximately $9.9 billion, with approximately $827 million due in 2023 primarily related to the ADT Notes due 2023 (defined below).
In addition, we are required to make scheduled quarterly principal payments of approximately $7 million on our First Lien Term Loan due 2026, as well as repay amounts due under our Receivables Facility.
In addition, upon funding of the Term Loan A Facility during the first quarter of 2023, we expect to make scheduled quarterly principal payments of approximately $8 million with the remaining balance due at maturity.
Refer to Note 7 “Debt” for further details of our debt and the timing of expected future principal payments.
•Interest payments – Future interest payments on our fixed-rate debt are based on the contractual terms. Future interest payments on our variable-rate debt and the effects of our interest rate swaps (including interest rate swaps presented within financing activities), are based on the forward LIBOR curve, except for our Receivables Facility, which is based on SOFR, plus the applicable margin in effect as of December 31, 2022.
During 2022, we paid net cash interest of approximately $471 million, including interest on interest rate swaps presented within financing activities. Our expected future interest payments related to our debt and interest rate swap contracts as of December 31, 2022, including interest related to the Term Loan A Facility described below, totaled approximately $2.3 billion, with approximately $510 million due in 2023. Additionally, we expect to incur annual interest payments of approximately $370 - $480 million during each of the years 2024 - 2026.
•Operating and finance leases – As of December 31, 2022, our expected future lease payments, including interest, totaled approximately $275 million, with approximately $78 million due in 2023.
Refer to Note 14 “Leases” for further details of our obligations and the timing of expected future payments.
•Purchase obligations – Our material cash requirements for purchases of goods or services entered into in the ordinary course of business, including purchase orders and contractual obligations, primarily consist of information technology services and equipment, including investments in our information technology infrastructure, direct materials, and telecommunication services. Our future purchase obligations may be impacted by changes in our business or other internal or external factors. As our business continues to grow organically or through acquisitions, our obligations may grow as well.
As of December 31, 2022, our contractual obligations entered into in the ordinary course of business, including agreements that are enforceable and legally binding and have a remaining term in excess of one year, totaled approximately $312 million, with approximately $176 million expected to be paid in 2023.
Refer to Note 13 “Commitments and Contingencies” for the amounts and timing of such payments.
In addition, as of December 31, 2022, we had outstanding purchase orders of approximately $150 million primarily related to direct materials and information technology and marketing services, which are expected to be materially satisfied in 2023.
•Google Commercial Agreement – The Google Commercial Agreement requires us and Google to each contribute $150 million toward certain joint commercial efforts. Additionally, during 2022 we entered into the Google Commercial Agreement Amendment in which Google agreed to commit an additional $150 million. While the timing of these contributions is still uncertain, we expect to contribute the majority of our $150 million commitment under the Google Commercial Agreement by the end of 2025.

•State Farm Opportunity Fund – Pursuant to the State Farm Development Agreement, State Farm committed up to $300 million to fund product and technology innovation, customer growth, and marketing initiatives. Upon the Closing of the State Farm Strategic Investment, we received $100 million of such commitment from State Farm, which is restricted until we use the funds for investment, as agreed upon with State Farm, in accordance with the State Farm Development Agreement.
•Customer account purchases – Our indirect channel customers are generated mainly through our ADT Authorized Dealer Program. As opportunities arise, we have in the past engaged, and we may continue to engage, in selective third-party account purchases, which typically involve the purchase of a set of customer accounts from other security service providers.
•Repurchase of Solar loans – As of December 31, 2022, we recognized a liability of approximately $88 million related to certain loans provided to customers within our Solar business that we may be required to repurchase from our third party lenders. We recorded a receivable related to the amount we expect to recover if permission to operate is achieved in the event the third party lenders do require us to repurchase such loans.
•Sunlight Financial LLC (“Sunlight”) – We use Sunlight, a related party controlled by Apollo, to provide financing alternatives to certain ADT Solar customers. We incurred $54 million of financing fees during 2022, and future amounts due to Sunlight will be based on the volume of loans provided.
•Unrecognized tax benefits – We have approximately $56 million of unrecognized tax benefits, excluding interest and penalties, related to various tax positions we have taken. These liabilities may increase or decrease over time primarily as a result of tax examinations, and given the status of the examinations, we cannot reliably estimate the period of any cash settlement with the respective taxing authorities.
Refer to Note 9 “Income Taxes” for further details.
•Off-balance sheet arrangements – We have guarantees primarily related to standby letters of credit on our insurance programs totaling $93 million.
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
•Dividends – Stockholders are entitled to receive dividends when, as, and if declared by the Company’s board of directors out of funds legally available for that purpose. On February 28, 2023, we announced a dividend of $0.035 per share to holders of Common Stock and Class B Common Stock of record on March 16, 2023, which will be distributed on April 4, 2023.
During 2022, we declared aggregate dividends of $0.14 per share on Common Stock ($120 million) and $0.14 per share on Class B Common Stock ($8 million).
During 2021, we declared aggregate dividends of $0.14 per share on Common Stock ($111 million) and $0.14 per share on Class B Common Stock ($8 million).
Refer to Note 10 “Equity” for further details.
Cash Flow Analysis
The following table is a summary of our cash flow activity for the periods presented:

	Years Ended December 31,			$ Change
(in thousands)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Net cash provided by (used in):
Operating activities	$1,887,920	$1,649,723	$1,366,749	$238,197	$282,974
Investing activities	$(1,532,784)	$(1,695,745)	$(1,137,477)	$162,961	$(558,268)
Financing activities	$(14,833)	$(128,448)	$(70,261)	$113,615	$(58,187)

Cash Flows from Operating Activities
The increase in net cash provided by operating activities for 2022 compared to 2021 was primarily due to:
•a decrease in payments related to radio conversion costs, net of the related incremental revenue, of $194 million, partially offset by
•an increase in payments related to our annual incentive compensation plan of $49 million due to a partial payment in the prior year, and
•timing of payments to and receipts from vendors primarily related to accounts payable and inventory.
The remainder of the activity related to changes in assets and liabilities due to the volume and timing of other operating cash receipts and payments with respect to when the transactions are reflected in earnings.
Refer to the discussions above under “—Results of Operations” for further details.
Cash Flows from Investing Activities
The decrease in net cash used in investing activities for 2022 compared to 2021 was primarily due to:
•a decrease in net outflows of $150 million related to acquisitions as a result of the ADT Solar acquisition during 2021 and
•a decrease in net outflows of $53 million related to dealer generated customer account and bulk account purchases, partially offset by
•an increase in net outflows of $40 million related to subscriber system assets expenditures as a result of more Company-owned transactions and our growth initiatives.
Cash Flows from Financing Activities
During 2022, net cash used in financing activities primarily consisted of:
•$1.2 billion issuance of State Farm shares and corresponding repurchase of $1.2 billion related to the Tender Shares, as well as Opportunity fund proceeds of $101 million related to the State Farm Development Agreement,
•dividend payments of $127 million, and
•net debt payments of $55 million, finance lease payments of $45 million, and interest rate swap payments of $19 million, partially offset by
•net proceeds under the Receivables Facility of $156 million.
During 2021, net cash used in financing activities primarily consisted of:
•dividend payments of $116 million, and
•interest rate swap payments of $56 million, finance leases payments of $32 million, and net debt payments of $23 million; partially offset by
•net proceeds under the Receivables Facility of $123 million.

Long-Term Debt
As of December 31, 2022, our debt (excluding finance leases and any deferred financing costs, discounts, premiums, or fair value adjustments) consisted of the following (in thousands):

Debt Description	Issued	Maturity	Interest Rate	Interest Payable	Principal
First Lien Term Loan due 2026	9/23/2019	9/23/2026	Adj. LIBOR +2.75%	Quarterly	$2,730,269
Second Lien Notes due 2028	1/28/2020	1/15/2028	6.250%	1/15 and 7/15	1,300,000
First Lien Notes due 2024	4/4/2019	4/15/2024	5.250%	2/15 and 8/15	750,000
First Lien Notes due 2026	4/4/2019	4/15/2026	5.750%	3/15 and 9/15	1,350,000
First Lien Notes due 2027	8/20/2020	8/31/2027	3.375%	6/15 and 12/15	1,000,000
First Lien Notes due 2029	7/29/2021	8/1/2029	4.125%	2/1 and 8/1	1,000,000
ADT Notes due 2023	1/14/2013	6/15/2023	4.125%	6/15 and 12/15	700,000
ADT Notes due 2032	5/2/2016	7/15/2032	4.875%	1/15 and 7/15	728,016
ADT Notes due 2042	7/5/2012	7/15/2042	4.875%	1/15 and 7/15	21,896
Receivables Facility	3/5/2020	11/20/2027	Adj. Daily SOFR +0.85%	Monthly	354,741
Other debt					2,446
Total					$9,937,368
First Lien Credit Agreement
Concurrently with the consummation of the Formation Transactions, we entered into a first lien credit agreement dated as of July 1, 2015 (together with subsequent amendments and restatements, the “First Lien Credit Agreement”), which has since been amended and restated on May 2, 2016, June 23, 2016, December 28, 2016, February 13, 2017, June 29, 2017, March 16, 2018, December 3, 2018, March 15, 2019 (effective April 4, 2019), September 23, 2019, January 27, 2021, and July 2, 2021.
The First Lien Credit Agreement consists of a term loan facility (the “First Lien Term Loan due 2026”) and the First Lien Revolving Credit Facility. Below is a summary of key events related to the First Lien Credit Agreement during 2022, 2021, and 2020:
•In December 2020, we prepaid $300 million on the First Lien Term Loan due 2026.
•In January 2021, we amended and restated the First Lien Credit Agreement to refinance the First Lien Term Loan due 2026, which reduced the applicable margin for Adjusted LIBOR loans from 3.25% to 2.75% and reduced the floor from 1.00% to 0.75%.
•In July 2021, we amended and restated the First Lien Credit Agreement to extend the maturity date of the First Lien Revolving Credit Facility to June 23, 2026, subject to certain conditions. We also obtained an additional $175 million of commitments, which increased the aggregate commitments under the First Lien Revolving Credit Facility to $575 million.
In 2022, we borrowed $550 million and repaid $575 million under the First Lien Revolving Credit Facility. In 2021, we borrowed $185 million and repaid $160 million under the First Lien Revolving Credit Facility in connection with the ADT Solar Acquisition.
We are required to make scheduled quarterly principal payments of approximately $7 million on the First Lien Term Loan due 2026, with the remaining balance payable at maturity. We may make voluntary prepayments on the First Lien Term Loan due 2026 at any time prior to maturity at par. Additionally, we are required to make annual prepayments on the outstanding First Lien Term Loan due 2026 with a percentage of our excess cash flow, as defined in the First Lien Credit Agreement, if our excess cash flow exceeds a certain specified threshold. As of December 31, 2022, we were not required to make any annual prepayments based on our excess cash flow.
The First Lien Term Loan due 2026 has an interest rate calculated as, at our option, either (a) LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs (“Adjusted LIBOR”) with a floor of 0.75%, or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50% per annum; (ii) the prime rate published by The Wall Street Journal; and (iii) one-month Adjusted LIBOR plus 1.00% per annum (“Base Rate”), in each case, plus the applicable margin of 2.75% for Adjusted LIBOR loans and 1.75% for Base Rate loans and is payable on each interest payment date, at least quarterly, in arrears.

Any borrowings under the First Lien Revolving Credit Facility bear interest at a rate equal to, at our option, either (a) Adjusted LIBOR, or (b) the Base Rate, plus the applicable margin of 2.75% for Adjusted LIBOR loans and 1.75% for Base Rate loans. Additionally, we are required to pay a commitment fee between 0.375% and 0.50% (determined based on a net first lien leverage ratio) with respect to the unused commitments under the First Lien Revolving Credit Facility.
Term Loan A Facility
In September 2022, we entered into a debt commitment letter with various banks to provide up to an aggregate principal amount of $600 million of term loans under a senior secured term loan A facility (the “Term Loan A Facility”) on or before March 15, 2023 (the “Commitment Termination Date”) under a term loan credit agreement (the “Term Loan A Credit Agreement”). The proceeds of any borrowings under the Term Loan A Facility are required to be used to redeem a portion of our senior notes due 2023 (the “ADT Notes due 2023”) and pay related fees and expenses (as discussed below).
As of December 31, 2022, we have not incurred indebtedness under the Term Loan A Facility. However, we intend to execute the Term Loan A Credit Agreement and incur indebtedness under the Term Loan A Facility in the first quarter of 2023.
Second Lien Notes due 2028
The 6.250% second-priority senior secured notes due 2028 (the “Second Lien Notes due 2028”) were issued in January 2020 to refinance and redeem the then-outstanding $1.2 billion aggregate principal amount of our 9.250% second-priority senior secured notes due 2023 (the “Prime Notes”).
As of January 15, 2023, the Second Lien Notes due 2028 may be redeemed at our option, in whole at any time or in part from time to time, at a redemption price equal to 103.125% of the principal amount of the Second Lien Notes due 2028 redeemed and accrued and unpaid interest as of, but excluding, the redemption date. The redemption price decreases to 101.563% on or after January 15, 2024 and decreases to 100% on or after January 15, 2025.
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
The First Lien Notes due 2027 may be redeemed at our option as follows:
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

First Lien Notes due 2029
The 4.125% first-priority senior secured notes due 2029 (the “First Lien Notes due 2029”) were issued in July 2021 to refinance and redeem the then-outstanding $1.0 billion aggregate principal amount of the ADT Notes due 2022.
The First Lien Notes due 2029 may be redeemed at our option as follows:
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
ADT Notes
Below is a summary of key events related to the ADT Notes since 2021:
•In August 2021, we redeemed the outstanding $1.0 billion aggregate principal amount of the ADT Notes due 2022 at a price of $1.0 billion.
•As of December 31, 2022, we had an outstanding balance of $700 million under the ADT Notes due 2023 that was classified as a current liability, net of any unamortized discount. Under the Term Loan A Credit Agreement, we are required to use the proceeds from the issuance of the Term Loan A Facility to redeem a portion of the ADT Notes due 2023 during the first quarter of 2023, and we intend to redeem the remaining outstanding balance upon or before maturity, in both instances including the payment of related expenses, using available cash.
•On February 10, 2023, we delivered a partial redemption notice to the holders of the ADT Notes due 2023 to redeem approximately $600 million of the $700 million ADT Notes due 2023 on March 15, 2023, including accrued and unpaid interest on the ADT Notes due 2023 so redeemed (the “ADT Notes due 2023 Partial Redemption”). We expect to draw the Term Loan A Facility for the ADT Notes due 2023 Partial Redemption and use cash on hand to redeem the remaining approximately $100 million of the ADT Notes due 2023 on or before maturity in June 2023.
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

Significant amendments to the Receivables Facility since 2021 were as follows:
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
•In May 2022, the Receivables Facility was amended to change the benchmark rate from 1-month LIBOR to Daily SOFR. In addition, the May 2022 amendment extended the scheduled termination date for the uncommitted revolving period from October 2022 to May 2023, and amended certain other terms to increase the advance rate on pledged collateral.
We service the transferred retail installment contract receivables and are responsible for ensuring related collections are remitted to a segregated account in the SPE’s name. On a monthly basis, the segregated bank account is utilized to make required principal, interest, and other payments due under the Receivables Facility. The segregated account is considered restricted cash in our Consolidated Balance Sheets.
During 2022, proceeds and repayments were $277 million and $121 million, respectively.
During 2021, proceeds and repayments were $254 million and $130 million, respectively, both of which include the non-cash impact of approximately $88 million from the October 2021 amendment.
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
As of December 31, 2022, we were in compliance with all financial covenant and other maintenance tests for all our debt obligations, and we do not believe there is a material risk of future noncompliance with our financial covenant and other maintenance tests.
CRITICAL ACCOUNTING ESTIMATES
The accompanying consolidated financial statements are prepared in accordance with GAAP, which requires us to select accounting policies and make estimates that affect amounts reported in the financial statements and the accompanying notes. Management’s estimates are based on the relevant information available at the end of each period. Actual results could differ materially from these estimates under different assumptions or market conditions.
The following discussion includes estimates prepared in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations, and are based on, among other things, estimates, assumptions, and judgments made by management that include inherent risks and uncertainties. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.
Refer to the Notes to Consolidated Financial Statements included in this Annual Report for further discussion of our significant accounting policies and the effect on our financial statements.
Revenue Recognition
We generate revenue through contractual monthly recurring fees received for monitoring and related services provided to customers as well as the sale and installation of security, fire, and solar systems. We allocate transaction price to each performance obligation based on relative standalone selling price, which is determined using observable internal and external pricing, profitability, and certain operational metrics.
Approximately half of Commercial security installation, product, and other revenue is recognized over time. Progress toward complete satisfaction of the performance obligation is primarily measured using a cost-to-cost measure of progress method. This method uses cost inputs that are based primarily on the contract cost incurred to date compared to the total estimated contract cost. The total estimated contract cost can vary period to period based on, for example, project delays or changes in material costs, which may impact the estimated progress. The cost-to-cost measure of progress method includes forecasts based on the best information available and reflects our judgment to faithfully depict the value of the services transferred to the customer. There were no material adjustments or impacts from changes in estimates during the periods presented.
Estimated Life of Customer Relationships
A significant portion of our depreciation and intangible asset amortization is based on the expected life of our customer relationships. We periodically perform lifing studies to (i) estimate the expected life of our customer relationships and the attrition pattern of our customers; (ii) establish the amortization rates of our customer account pools discussed below in order to reflect the pattern of future benefit; and (iii) assess the continued reasonableness of our existing depreciation and amortization policies.
The results of the lifing studies are based on historical customer terminations. The lifing studies indicate that we can expect attrition to be the greatest in the initial years of asset life. Therefore, to align our depreciation and amortization to the pattern in which the related economic benefits are consumed, we use an accelerated method that best matches the future amortization cost with the estimated revenue stream from these customer pools.
Subscriber System Assets and Deferred Subscriber Acquisition Costs - Subscriber system assets and any related deferred subscriber acquisition costs resulting from customer acquisitions are accounted for on a pooled basis based on the month and year of acquisition. We depreciate and amortize these assets using an accelerated method over the estimated life of the customer relationship, which is 15 years, using an average declining balance rate of approximately 250% that converts to straight-line methodology when the resulting charge is greater than that from the accelerated method. This results in an average charge of approximately 55% of the pool within the first five years, 25% within the second five years, and 20% within the final five years.
Customer Account Purchases - Purchases of contracts with customers under the ADT Authorized Dealer Program, or from other third parties, are considered asset acquisitions and are recognized based on the cost to acquire the assets, which may include cash consideration, non-cash consideration, contingent consideration, and directly-attributable transaction costs. These assets are accounted for on a pooled basis based on the month and year of acquisition. Based on the results of our lifing studies, we amortize our pooled contracts with customers using an accelerated method over the estimated life of the customer relationship, which is 15 years. The accelerated method for amortizing these contracts utilizes an average declining balance rate of approximately 300% and converts to straight-line methodology when the resulting amortization charge is greater than that from the accelerated method, resulting in an average amortization of approximately 65% of the pool within the first five years, 25% within the second five years, and 10% within the final five years.
The accelerated methods and estimated lives used to calculate depreciation and amortization expense have not changed during the periods presented. Additionally, these estimates remain relatively consistent year over year due to the large and homogenous nature of our customer pools. Significant changes in our business model, such as a reduction in the number of customers under multi-year contracts, or a prolonged shift in our attrition patterns, could impact the expected life of our customer pools.

Goodwill
Goodwill and indefinite-lived intangible assets (as discussed below) are not amortized and are tested for impairment at least annually as of the first day of the fourth quarter of each year and more often if an event occurs or circumstances change which indicate it is more-likely-than-not that fair value is less than carrying amount. Under a qualitative approach, we assess whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying amount. Under a quantitative approach, we estimate the fair value of a reporting unit and compare it to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
On October 1, 2022, we completed our annual goodwill impairment tests by qualitatively testing the goodwill assigned to the CSB reporting unit and quantitatively testing the goodwill assigned to the Commercial and Solar reporting units.
We estimated the fair value of our Commercial and Solar reporting unit using the income approach, which discounts projected cash flows using market participant assumptions. The income approach includes significant assumptions including, but not limited to, forecasted revenue, operating profit margins, Adjusted EBITDA margins, operating expenses, cash flows, perpetual growth rates, and discount rates. In developing these assumptions, we rely on various factors including operating results, business plans, economic projections, anticipated future cash flows, and other market data.
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
CSB - Based on the results of the qualitative test, we concluded it is more likely than not that the fair value of the CSB reporting unit exceeds its carrying value.
Commercial - The reporting unit performed above expectations in 2022, thus driving an increase in projected future period growth, which more than offset negative impacts from macroeconomic conditions. Based on the results of a quantitative test, we concluded the fair value of the Commercial reporting unit exceeded its carrying value by approximately 50%. As of our October 1, 2021 goodwill impairment test, we concluded the fair value of the Commercial reporting unit exceeded its carrying value by approximately 20%. The results of our sensitivity analysis did not have a material impact on the conclusions reached.
Solar - During the third quarter of 2022, as a result of ADT Solar’s underperformance of recent operating results in successive quarters relative to expectations, as well as current macroeconomic conditions, including the impact of a continued increase in interest rates, we performed an interim impairment quantitative assessment as of September 30, 2022, and recorded a goodwill impairment loss of $149 million.
Additionally, on October 1, 2022, we quantitatively tested the goodwill associated with the Solar reporting unit as part of our annual goodwill impairment test. Based on the results of the quantitative test, the Solar reporting unit is considered at risk of future impairment as the carrying value of the Solar reporting unit approximates its fair value following the impairment charge in the third quarter of 2022.
If the Company’s assumptions are not realized, or if there are future changes in any of the assumptions due to a change in economic conditions or otherwise, it is possible that a further impairment charge may need to be recorded in the future. For example, a decrease of approximately 8% in 2023 projected revenues, a decrease in the Adjusted EBITDA margin across all periods of 0.5%, or an increase in the weighted average cost of capital by 1.5%, holding other assumptions constant, would result in approximately $40 million of additional impairment.
Indefinite-Lived Intangible Assets
As of December 31, 2022, our only indefinite-lived intangible asset is the ADT trade name, which has a carrying value of $1.3 billion and was recognized in connection with the ADT Acquisition in May 2016. The fair value of the ADT trade name is determined under a relief from royalty method, which is an income approach that estimates the cost savings that accrue to us that we would otherwise have to pay in the form of royalties or license fees on revenue earned through the use of the asset. The utilization of the relief from royalty method requires us to make significant assumptions including revenue growth rates, the implied royalty rate, and the discount rate.

As of our October 1, 2022 and October 1, 2021 impairment tests, the fair value of the ADT trade name significantly exceeded its carrying value. In connection with our quantitative impairment test, we perform a sensitivity analysis on the key assumptions used to determine the fair value of the ADT trade name. During the periods presented, the results of our sensitivity analysis did not have a material impact on the conclusions reached.
Business Combinations
We account for business acquisitions under the acquisition method of accounting. The assets acquired and liabilities assumed in connection with business acquisitions are recorded at the date of acquisition at their estimated fair values, with any excess of the purchase price over the estimated fair values of the net assets acquired recorded as goodwill.
We use various methods to determine fair value depending on the type of assets acquired and liabilities assumed. We make estimates and assumptions about projected future cash flows including, but not limited to, forecasted revenue, Adjusted EBITDA margins, operating expenses, cash flows, perpetual growth rates, and discount rates.
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
Customer Relationships - Customer relationships acquired as part of business acquisitions are generally amortized over a period of up to 20 years based on management estimates about the amounts and timing of estimated future revenue from customer accounts and average customer account life that existed at the time of the related business acquisition. The majority of our customer relationships acquired in business combinations originated from the Formation Transactions and the ADT Acquisition, the majority of which will be fully amortized during 2023.
Dealer Relationships - Dealer relationships originated from the Formation Transactions and the ADT Acquisition and are primarily amortized on a straight-line basis over 19 years based on management estimates about the longevity of the underlying dealer network and the attrition of those respective dealers that existed at the time of the related business acquisition.
During 2022, 2021, and 2020, other definite-lived intangible assets acquired in business acquisitions were not material, and we have not recorded any material measurement period adjustments to purchase price allocations.
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
We recognize positions taken or expected to be taken in a tax return in the consolidated financial statements when it is more-likely-than-not (i.e., a likelihood of more than 50%) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit with greater than 50% likelihood of being realized upon ultimate settlement. We record liabilities for positions that have been taken but do not meet the more-likely-than-not recognition threshold. We adjust the liabilities for unrecognized tax benefits in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a change to the estimated liabilities, along with impacts to the effective tax rate and cash tax.
As of December 31, 2022, there were no material changes to our valuation allowances or unrecognized tax benefits since the prior year.

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
Interest Rate Risk
We manage interest rate exposure on our variable-rate debt through interest rate swap contracts. As of December 31, 2022, the principal balance of our debt, excluding finance leases, that was subject to a variable-rate was approximately 3% (including the impact of interest rate swaps) and approximately 30% (excluding the impact of interest rate swaps) of the total carrying amount of our debt.
As of December 31, 2022 and 2021, certain of our variable-rate debt instruments are subject to a LIBOR-based floor on interest payments of 0.75%, while our interest rate swap contracts are not subject to the same floor. If current LIBOR increases above the floor, the increase in our debt service obligations on the majority of our variable-rate indebtedness will be neutralized as our interest rate swaps hedge any increase in current LIBOR above the floor. However, if current LIBOR falls below the floor, our net income and cash flows, including cash available for servicing our indebtedness, will decrease by the impact of the difference between the floor and current LIBOR, even though the amount borrowed remains the same. Including the impact of our interest rate swaps, any 0.125% decrease in LIBOR below the floor would not result in a material increase in annualized interest expense on our variable-rate debt.
The impact of a hypothetical 10% change in interest rates on the fair value of our long-term debt (excluding finance leases) and interest rate swap contracts would be:

	As of December 31,
	2022		2021
Long-term debt (excluding finance leases):
Carrying amount	$9.7	billion	$9.6	billion
Fair value(1)	$9.3	billion	$10.0	billion
Fair value impact of hypothetical 10% change in interest rates	$241	million	$182	million
Interest rate swap contracts:
Notional value	$2.8	billion	$3.2	billion
Fair value - net asset / liability(2)	$184	million	$118	million
Fair value impact of hypothetical 10% change in interest rates	$38	million	$1	million
__________________
(1)     Fair value of long-term debt is based on the implied yield from broker-quoted market prices. The carrying amounts of debt outstanding, if any, under the Company’s revolving credit facility and receivables facility approximate fair values as interest rates on these borrowings approximate current market rates.
(2)     Fair value of interest rate swaps contracts is based on discounted cash flow analyses and was in a net asset position as of December 31, 2022 and a net liability position as of December 31, 2021.
In 2020, we de-designated interest rate swap contracts as cash flow hedges with an aggregate notional amount of $3.0 billion, as they were no longer highly effective beginning in March 2020. Unrealized gains (losses) for periods in which these cash flow hedges are no longer highly effective are recognized in interest expense, net, and were $302 million and $158 million during 2022 and 2021, respectively.
By June 2023, SOFR will replace the forward LIBOR as the applicable benchmark rate for all existing and future issuances of our debt instruments with a variable rate component, including our interest rate swap contracts. As of December 31, 2022, we do not anticipate any material impacts from the SOFR Transition.

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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2022, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and those criteria, our management determined that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2022.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part IV of this Annual Report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in our management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the three months ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not Applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item 10 “Directors, Executive Officers and Corporate Governance” is incorporated herein by reference from our Proxy Statement for the 2023 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC within 120 days after our fiscal year end of December 31, 2022.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2022 with respect to shares of Common Stock issuable under our equity compensation plans. Both the 2016 Equity Incentive Plan (the “2016 Plan”) and the 2018 Omnibus Incentive Plan (the “2018 Plan”) provide for the award of stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”), and other equity and equity-based awards to our board of directors, officers, and non-officer employees. There are no shares of Class B Common Stock issuable under our equity compensation plans.

	Equity Compensation Plans(1)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders:
2016 Equity Incentive Plan(2)	2,572,811	$6.07	2,230,326
2018 Omnibus Incentive Plan(3)	42,791,350	$6.43	23,222,485

Equity compensation plans not approved by stockholders	—		—
Total	45,364,161		25,452,811
_________________
(1)Reflects the 1.681-for-1 stock split of Common Stock effective January 4, 2018. In addition, the exercise prices of outstanding stock options granted prior to the payment of a special dividend on December 23, 2019, were reduced by $0.70 in accordance with the provisions of both compensation plans.
(2)Column (a) includes 1,272,432 shares of Common Stock that may be issued upon the exercise of service-based stock options and 1,300,379 shares of Common Stock that may be issued upon the exercise of performance-based stock options.
We do not expect to issue additional share-based compensation awards under the 2016 Plan.
(3)Column (a) includes (i) 21.6 million shares of Common Stock that may be issued upon the exercise of service-based stock options and 8.0 million shares of Common Stock that may be issued upon the exercise of performance-based stock options and (ii) 12.8 million shares of Common Stock that may be issued upon the vesting of service-based RSUs and 0.3 million shares of Common Stock that may be issued upon the exercise of performance-based RSUs.
The weighted-average exercise price in column (b) is inclusive of the outstanding RSUs and RSAs, both of which can result in the issuance of shares for no consideration. Excluding the RSUs and RSAs, the weighted-average exercise price is equal to $9.28.

Apollo Margin Loan Agreement
As of October 3, 2019, certain investment funds directly or indirectly managed by Apollo (the “Apollo Funds”), the Company’s controlling stockholder, informed the Company that they have pledged all of their shares of the Company’s Common Stock, which as of the date of this Annual Report amounted to 498,300,366 shares, pursuant to a margin loan agreement and related documentation, as thereafter amended from time to time, on a non-recourse basis. Apollo has informed the Company that the loan to value ratio of the margin loan on February 17, 2023 was equal to approximately 26.62%. Apollo has also informed the Company that the margin loan agreement contains customary default provisions and that in the event of a default under the margin loan agreement the secured parties may foreclose upon any and all shares of the Company’s Common Stock pledged to them.
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
3. Exhibits
The exhibits listed on the accompanying Index to Exhibits are filed/furnished or incorporated by reference as part of this Annual Report on Form 10-K.
Index to Exhibits
The information required by this Item is set forth on the exhibit index below.

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	Exhibit	Filing Date
2.1^	Share Purchase Agreement, dated September 30, 2019, among ADT Security Holdings Canada Ltd., ADT Inc., and TELUS Communications Inc.	8-K	2.1	10/1/2019
2.2	Purchase Agreement, dated November 8, 2021, by and among The ADT Security Corporation, Compass Solar Group, LLC, MGG SPV VIII LLC, MGG SPV VII LLC, Compass Group Management, LLC, the Company Members party thereto, the Blocker Members party thereto, and ADT Inc.	10-K	2.2	3/1/2022
3.1	Amended and Restated Certificate of Incorporation of ADT Inc.	8-K	3.1	9/17/2020
3.2	Amended and Restated Bylaws of ADT Inc.	8-K	3.1	7/23/2020
4.1	Indenture, dated as of July 5, 2012, by and between The ADT Corporation and Wells Fargo Bank, National Association	S-1	4.1	12/21/2017
4.2	Third Supplemental Indenture, dated as of July 5, 2012, by and among The ADT Corporation, Tyco International Ltd. and Wells Fargo Bank, National Association	S-1	4.4	12/21/2017
4.3	Fourth Supplemental Indenture, dated as of January 14, 2013, by and between The ADT Corporation and Wells Fargo Bank, National Association	S-1	4.5	12/21/2017
4.4	Sixth Supplemental Indenture, dated as of April 8, 2016, under 2012 Base Indenture, by and among The ADT Corporation, the guarantors party thereto and the Wells Fargo Bank, National Association	S-1	4.7	12/21/2017
4.5	Seventh Supplemental Indenture, dated as of April 22, 2016, under 2012 Base Indenture, by and among The ADT Corporation, the guarantors party thereto and the Wells Fargo Bank, National Association	S-1	4.8	12/21/2017
4.6	Eighth Supplemental Indenture, dated as of May 2, 2016, under 2012 Base Indenture, by and among Prime Finance, Inc., The ADT Corporation and the Wells Fargo Bank, National Association	S-1	4.9	12/21/2017
4.7	Ninth Supplemental Indenture, dated as of November 15, 2017, under 2012 Base Indenture, by and among The ADT Security Corporation, DataShield, LLC and Wells Fargo Bank, National Association	10-K	4.10	3/11/2019
4.8	Twelfth Supplemental Indenture, dated as of January 7, 2019, under 2012 Base Indenture, by and among The ADT Security Corporation, the guarantors party thereto and Wells Fargo Bank, National Association	10-K	4.13	3/11/2019
4.9	Fifteenth Supplemental Indenture, dated as of November 14, 2019, under 2012 Base Indenture, by and among The ADT Security Corporation, I-View Now LLC and Wells Fargo Bank, National Association	10-K	4.16	3/10/2020
4.10	Indenture, dated as of May 2, 2016, by and between Prime Security One MS, Inc. and the Wells Fargo Bank, National Association	S-1	4.14	12/21/2017
4.11	First Supplemental Indenture, dated as of May 2, 2016, by and among The ADT Corporation, the guarantors party thereto and the Wells Fargo Bank, National Association	S-1	4.15	12/21/2017

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	Exhibit	Filing Date
4.12	Second Supplemental Indenture, dated as of August 9, 2016, by and between The ADT Corporation, the Notes Guarantors and Wells Fargo Bank, National Association	S-1	4.18	12/21/2017
4.13	Third Supplemental Indenture, dated as of November 15, 2017, by and among The ADT Security Corporation, DataShield, LLC and Wells Fargo Bank, National Association	10-K	4.27	3/11/2019
4.14	Sixth Supplemental Indenture, dated as of January 7, 2019, by and among The ADT Security Corporation, the guarantors party thereto and Wells Fargo Bank, National Association	10-K	4.30	3/11/2019
4.15	Ninth Supplemental Indenture, dated as of November 14, 2019, by and among The ADT Security Corporation, I-View Now LLC and Wells Fargo Bank, National Association	10-K	4.37	3/10/2020
4.16	Indenture, dated as of April 4, 2019, by and among Prime Security Services Borrower, LLC, Prime Finance Inc., the guarantors party thereto from time to time, and Wells Fargo Bank, National Association, as trustee, relating to the $750 million aggregate principal amount of 5.250% first-priority senior secured notes due 2024.	8-K	4.1	4/4/2019
4.17	First Supplemental Indenture, dated as of November 14, 2019, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., I-View Now LLC and Wells Fargo Bank, National Association	10-K	4.49	3/10/2020
4.18	Indenture, dated as of April 4, 2019, by and among Prime Security Services Borrower, LLC, Prime Finance Inc., the guarantors party thereto from time to time, and Wells Fargo Bank, National Association, as trustee, relating to the $750 million aggregate principal amount of 5.750% first-priority senior secured notes due 2026.	8-K	4.2	4/4/2019
4.19	First Supplemental Indenture, dated as of September 23, 2019, by and among Prime Security Services Borrower, LLC, Prime Finance Inc., the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee, relating to the $600 million aggregate principal amount of 5.750% first-priority senior secured notes due 2026	8-K	4.1	9/24/2019
4.20	Second Supplemental Indenture, dated as of November 14, 2019, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., I-View Now LLC and Wells Fargo Bank, National Association	10-K	4.53	3/10/2020
4.21	Indenture, dated as of January 28, 2020, by and among Prime Security Services Borrower, LLC, Prime Finance Inc., the guarantors party thereto from time to time and Wells Fargo Bank, National Association, as trustee, relating to the $1,300 million aggregate principal amount of 6.250% Second-Priority Senior Secured Notes due 2028	8-K	4.1	1/28/2020
4.22	Indenture, dated as of August 20, 2020, by and among Prime Security Services Borrower, LLC, Prime Finance Inc., the guarantors party hereto from time to time, and Wells Fargo Bank, National Association, as trustee, relating to $1,000 million aggregate principal amount of 3.375% first-priority senior secured notes due 2027	8-K	4.1	8/20/2020
4.23	First-Priority Senior Secured Notes Indenture, dated as of July 29, 2021, by and among The ADT Security Corporation, Prime Security Services Borrower, LLC, the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee and collateral agent	8-K	4.1	7/29/2021
4.24	Seventeenth Supplemental Indenture, dated as of January 7, 2022, under 2012 Base Indenture, by and among The ADT Security Corporation, Compass Solar Group, LLC, Marc Jones Construction, L.L.C., Buildpro, L.L.C., Energypro LLC and Wells Fargo Bank, National Association	10-Q	4.1	5/6/2022
4.25	Eighteenth Supplemental Indenture, dated as of April 28, 2022, under 2012 Base Indenture, by and among The ADT Security Corporation, ADT Innovation LLC and Wells Fargo Bank, National Association	10-Q	4.2	5/6/2022
4.26	Eleventh Supplemental Indenture, dated as of January 7, 2022, by and among The ADT Security Corporation, Compass Solar Group, LLC, Marc Jones Construction, L.L.C., Buildpro, L.L.C., Energypro LLC and Wells Fargo Bank, National Association	10-Q	4.3	5/6/2022
4.27	Twelfth Supplemental Indenture, dated as of April 28, 2022, by and among The ADT Security Corporation, ADT Innovation LLC and Wells Fargo Bank, National Association	10-Q	4.4	5/6/2022
4.28	Third Supplemental Indenture, dated as of January 7, 2022, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., Compass Solar Group, LLC, Marc Jones Construction, L.L.C., Buildpro, L.L.C., Energypro LLC and Wells Fargo Bank, National Association	10-Q	4.5	5/6/2022
4.29	Fourth Supplemental Indenture, dated as of April 28, 2022, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., ADT Innovation LLC and Wells Fargo Bank, National Association	10-Q	4.6	5/6/2022
4.30	Fourth Supplemental Indenture, dated as of January 7, 2022, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., Compass Solar Group, LLC, Marc Jones Construction, L.L.C., Buildpro, L.L.C., Energypro LLC and Wells Fargo Bank, National Association	10-Q	4.7	5/6/2022

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	Exhibit	Filing Date
4.31	Fifth Supplemental Indenture, dated as of April 28, 2022, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., ADT Innovation LLC and Wells Fargo Bank, National Association	10-Q	4.8	5/6/2022
4.32	First Supplemental Indenture, dated as of January 7, 2022, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., Compass Solar Group, LLC, Marc Jones Construction, L.L.C., Buildpro, L.L.C., Energypro LLC and Wells Fargo Bank, National Association	10-Q	4.9	5/6/2022
4.33	Second Supplemental Indenture, dated as of April 28, 2022, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., ADT Innovation LLC and Wells Fargo Bank, National Association	10-Q	4.10	5/6/2022
4.34	Second Supplemental Indenture, dated as of January 7, 2022, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., Compass Solar Group, LLC, Marc Jones Construction, L.L.C., Buildpro, L.L.C., Energypro LLC and Wells Fargo Bank, National Association	10-Q	4.11	5/6/2022
4.35	Third Supplemental Indenture, dated as of April 28, 2022, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., ADT Innovation LLC and Wells Fargo Bank, National Association	10-Q	4.12	5/6/2022
4.36	First Supplemental Indenture, dated as of January 7, 2022, by and among The ADT Security Corporation, Compass Solar Group, LLC, Marc Jones Construction, L.L.C., Buildpro, L.L.C., Energypro LLC and Wells Fargo Bank, National Association	10-Q	4.13	5/6/2022
4.37	Second Supplemental Indenture, dated as of April 28, 2022, by and among The ADT Security Corporation, ADT Innovation LLC and Wells Fargo Bank, National Association	10-Q	4.14	5/6/2022
4.38	Description of Securities	10-K	4.24	3/1/2022
10.1	Incremental Assumption and Amendment Agreement No. 11, dated as of July 2, 2021, by and among Prime Security Services Holdings, LLC, Prime Security Services Borrower, LLC, The ADT Security Corporation, the subsidiary loan parties party thereto, the lenders and issuing banks party thereto and Barclays Bank PLC, as administrative agent	8-K	10.1	7/6/2021
10.2	Subsidiary Guarantee Agreement (First Lien), dated July 1, 2015, among the Subsidiaries of Prime Security Services Borrower, LLC named therein and Credit Suisse AG, Cayman Islands Branch, as Collateral Agent	S-1	10.2	12/21/2017
10.3	Supplement No. 1, dated as of May 2, 2016, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Securities Services Borrower, LLC and Barclays Bank PLC, as Collateral Agent	S-1	10.6	12/21/2017
10.4	Supplement No. 2, dated as of October 31, 2017, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent	10-K	10.55	3/11/2019
10.5	Supplement No. 3, dated as of January 22, 2018, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent	10-K	10.56	3/11/2019
10.6	Supplement No. 4, dated as of February 28, 2018, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent	10-K	10.57	3/11/2019
10.7	Supplement No. 5, dated as of August 17, 2018, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent	10-K	10.58	3/11/2019
10.8	Supplement No. 6, dated as of January 2, 2019, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent	10-K	10.59	3/11/2019
10.9	Supplement No. 7, dated as of January 30, 2019, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent	10-K	10.60	3/11/2019
10.10	Supplement No. 8, dated as of March 11, 2019, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent	10-Q	10.13	5/7/2019
10.11	Supplement No. 11, dated as of January 7, 2022, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent	10-Q	10.4	5/6/2022
10.12	Supplement No. 12, dated as of April 28, 2022, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent	10-Q	10.5	5/6/2022

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	Exhibit	Filing Date
10.13	Holdings Guarantee and Pledge Agreement (First Lien), dated and effective as of July 1, 2015, between Prime Security Services Holdings, LLC, as Holdings, and Credit Suisse AG, Cayman Islands Branch, as Collateral Agent	S-1	10.4	12/21/2017
10.14	Collateral Agreement (First Lien), dated as of July 1, 2015 among Prime Security Services Borrower, LLC, each Subsidiary of Prime Security Services Borrower, LLC from time to time identified therein as a party and Barclays Bank PLC, as collateral agent	S-1	10.5	12/21/2017
10.15	Collateral Agreement (Second Lien), dated as of January 28, 2020, among Prime Security Services Borrower LLC, as Issuer, Prime Finance, Inc., as Co-Issuer, each Subsidiary Guarantor party thereto and Wells Fargo Bank, National Association, as Collateral Agent	8-K	10.1	1/28/2020
10.16	First Lien/First Lien Intercreditor Agreement, dated as of May 2, 2016 among Barclays Bank PLC, as Collateral Agent, Barclays Bank PLC, as Authorized Representative under the Credit Agreement, Wells Fargo Bank, National Association, as the Initial Other Authorized Representative, and each additional Authorized Representative from time to time party hereto relating to Prime Security Services Borrower, LLC	S-1	10.8	12/21/2017
10.17	First Lien/Second Lien Intercreditor Agreement, dated as of July 1, 2015, between Credit Suisse AG, Cayman Islands Branch, as First Lien Facility Agent and Applicable First Lien Agent, and Credit Suisse AG, Cayman Islands Branch, as Second Lien Facility Agent and Applicable Second Lien Agent relating to Prime Security Services Borrower, LLC	S-1	10.9	12/21/2017
10.18	Receivables Purchase Agreement, dated as of March 5, 2020, among ADT LLC, individually and as servicer, ADT Finance LLC, as seller, various purchasers and purchaser agents from time to time party thereto, and Mizuho Bank, LTD., as Administrative Agent, Arranger, Collateral Agent and Structuring Agent	10-K	10.21	3/10/2020
10.19	Agreement of Amendment to Receivables Purchase Agreement, dated as of April 17, 2020, among ADT LLC, individually and as servicer, ADT Finance LLC, as seller, various purchasers and purchaser agents from time to time party thereto, and Mizuho Bank, LTD., as Administrative Agent, Arranger, Collateral Agent and Structuring Agent	10-Q	10.22	5/7/2020
10.20	Second Agreement of Amendment to Receivables Purchase Agreement, dated September 17, 2020, among ADT LLC, individually and as servicer, ADT Finance LLC, as seller, various purchasers and purchaser agents from time to time party thereto, and Mizuho Bank, LTD., as Administrative Agent, Arranger, Collateral Agent and Structuring Agent	10-Q	10.23	11/5/2020
10.21	Third Agreement of Amendment to Receivables Purchase Agreement, dated January 29, 2021, among ADT LLC, individually and as servicer, ADT Finance LLC, as seller, various purchasers and purchaser agents from time to time party thereto, and Mizuho Bank, LTD., as Administrative Agent, Arranger, Collateral Agent and Structuring Agent	10-K	10.25	2/25/2021
10.22	Fourth Agreement of Amendment to Receivables Purchase Agreement, dated March 5, 2021, among ADT LLC, individually and as servicer, ADT Finance LLC, as seller, various purchasers and purchaser agents from time to time party thereto, and Mizuho Bank, LTD., as Administrative Agent, Arranger, Collateral Agent and Structuring Agent	10-Q	10.26	5/5/2021
10.23	Receivables Sale and Contribution Agreement, dated as of April 17, 2020, between ADT LLC, as Originator and Servicer and ADT Finance Inc., as Buyer	10-Q	10.23	5/7/2020
10.24^	Receivables Financing Agreement, among ADT LLC, ADT Finance LLC and Mizuho Bank, Ltd., dated as of July 16, 2021	8-K	10.1	7/19/2021
10.25^	First Amendment and Joinder to the Receivables Financing Agreement and the Receivables Sale and Contribution Agreement, among ADT LLC, ADT Finance LLC, Mizuho Bank, Ltd., MUFG Bank, Ltd., BNP Paribas, and Starbird Funding Corporation, dated as of October 29, 2021	8-K	10.1	10/29/2021
10.26	Second Amendment to the Receivables Financing Agreement, among ADT LLC, ADT Finance LLC and Mizuho Bank, LTD., dated as of December 10, 2021	10-K	10.24	3/1/2022
10.27	Bank Rate Amendment to the Receivables Financing Agreement, among ADT LLC, ADT Finance LLC and Mizuho Bank, Ltd., dated as of April 19, 2022	10-Q	10.3	5/6/2022
10.28	Third Amendment dated as of May 20, 2022, to Receivables Financing Agreement, among ADT LLC, ADT Finance LLC, and Mizuho Bank, Ltd., dated as of July 16, 2021	10-Q	10.3	8/4/2022
10.29	Trademark Agreement, dated as of September 25, 2012, by and among ADT Services GmbH, ADT US Holdings, Inc., Tyco International Ltd. and The ADT Corporation	S-1	10.19	12/21/2017
10.30	Patent Agreement, dated as of September 26, 2012, by and between Tyco International Ltd. and The ADT Corporation	S-1	10.20	12/21/2017
10.31	Separation and Distribution Agreement, dated September 26, 2012 by and among Tyco International Ltd., Tyco International Finance S.A., The ADT Corporation and ADT LLC	S-1	10.21	12/21/2017
10.32	ADT LLC Supplemental Savings and Retirement Plan, effective as of April 1, 2017	S-1	10.22	12/21/2017
10.33	Amendment to the ADT LLC Supplemental Savings and Retirement Plan, effective as of December 18, 2017	10-K	10.31	2/25/2021

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	Exhibit	Filing Date
10.34	Amendment to the ADT LLC Supplemental Savings and Retirement Plan, effective as of December 24, 2018	10-K	10.32	2/25/2021
10.35	Amendment to the ADT LLC Supplemental Savings and Retirement Plan, effective as of December 31, 2018	10-K	10.33	2/25/2021
10.36	Amendment to the ADT LLC Supplemental Savings and Retirement Plan, effective as of February 8, 2019	10-K	10.34	2/25/2021
10.37	Amendment to the ADT LLC Supplemental Savings and Retirement Plan, effective as of July 29, 2019	10-K	10.35	2/25/2021
10.38	Amendment to the ADT LLC Supplemental Savings and Retirement Plan, effective as of December 15, 2021	10-Q	10.4	8/4/2022
10.39	Amendment to the ADT LLC Supplemental Savings and Retirement Plan, effective as of January 1, 2022	10-Q	10.13	11/3/2022
10.40*	Amendment to the ADT LLC Supplemental Savings and Retirement Plan, effective as of February 22, 2023
10.41	Stockholders Agreement, dated as of December 14, 2018, by and between the ADT Inc. and Prime Security Services TopCo Parent, L.P.	10-K	10.34	3/1/2022
10.42	Registration Rights Agreement by and between the ADT Inc. and Prime Securities Services TopCo, LP	10-K	10.24	3/15/2018
10.43	Amendment to the Registration Rights Agreement between ADT Inc. and Prime Security Services TopCo Parent, L.P.	10-Q	10.10	8/9/2018
10.44	Securities Purchase Agreement, dated as of July 31, 2020, by and between ADT Inc. and Google LLC	8-K	10.1	8/3/2020
10.45	Investor Rights Agreement, dated as of September 17, 2020, by and between ADT Inc. and Google LLC	8-K	10.1	9/17/2020
10.46	Form of Indemnification Agreement by and between the Company and each of its Directors and Executive Officers	10-Q	10.34	8/5/2020
10.47+	Amended and Restated Employment Agreement, dated December 19, 2017, between The ADT Security Corporation (together with any of its subsidiaries and Affiliates) and Donald Young	S-1	10.25	12/21/2017
10.48+	Amendment to Amended and Restated Employment Agreement, dated May 3, 2019, between The ADT Security Corporation (together with any of its subsidiaries and Affiliates) and Donald Young	10-Q	10.27	5/7/2019
10.49+	Amended and Restated Employment Agreement, dated December 19, 2017, between The ADT Security Corporation (together with any of its subsidiaries and Affiliates) and Daniel M. Bresingham	S-1	10.28	12/21/2017
10.50+	Amended and Restated Employment Agreement, dated December 19, 2017, between ADT LLC, (together with any of its subsidiaries and Affiliates) and Jeffrey Likosar	S-1	10.31	12/21/2017
10.51+*	Employment Offer Letter, dated February 1, 2019, between ADT LLC (with its Affiliates and Successors) and David Smail
10.52+	ADT Inc. 2018 Omnibus Incentive Plan	S-1	10.32	12/21/2017
10.53+	First Amendment to ADT Inc. 2018 Omnibus Incentive Plan dated April 25, 2019	10-Q	10.33	8/6/2019
10.54+	Form of Restricted Stock Unit Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan	S-1	10.33	12/21/2017
10.55+	Form of Non-Qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan	S-1	10.34	12/21/2017
10.56+	Form of Non-Qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan (Class B Unit Redemption)	S-1/A	10.35	1/8/2018
10.57+	Form of Amendment to Non-Qualified Award Agreement for use under ADT Inc. 2018 Omnibus Incentive Plan (Class B Unit Redemption)	10-Q	10.37	8/6/2019
10.58+	Form of Common Stock Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan	S-1/A	10.36	1/8/2018
10.59+	ADT Inc. 2018 Omnibus Incentive Plan Restricted Stock Unit Non-Employee Director Award Agreement	10-Q	10.9	8/9/2018
10.60+	Form of Restricted Stock Unit Special Equity Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan	10-Q	10.47	5/7/2020
10.61+	Form of Non-Qualified Option Special Equity Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan	10-Q	10.48	5/7/2020

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	Exhibit	Filing Date
10.62+	Form of Restricted Stock Unit Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan effective as of January 1, 2022	10-Q	10.5	11/9/2021
10.63+	Form of Non-Qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan effective as of January 1, 2022	10-Q	10.6	11/9/2021
10.64+	Form of Restricted Stock Unit Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan effective as of August 1, 2022	SC TO-I	(d)(34)	9/12/2022
10.65+	Form of Non-Qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan effective as of August 1, 2022	SC TO-I	(d)(35)	9/12/2022
10.66+	Second Amended & Restated Employment Agreement with James D. DeVries	10-Q	10.12	11/8/2018
10.67+	Amendment to Second Amended & Restated Employment Agreement of James D. DeVries	8-K	10.2	12/3/2018
10.68+*	Separation of Employment Agreement and General Release, dated December 13, 2022, between ADT LLC and Keith Holmes
10.69+	ADT Inc. Annual Incentive Plan	8-K	10.1	7/29/2021
10.70	Investor Rights Agreement, dated December 8, 2021, by and among ADT Inc. and the Holders party thereto	10-K	10.63	3/1/2022
10.71	Securities Purchase Agreement, dated as of September 5, 2022, by and between ADT Inc. and State Farm Fire & Casualty Company	8-K	10.1	9/6/2022
10.72	Tender and Support Agreement, dated as of September 5, 2022, by and between ADT Inc., Prime Security Services TopCo (ML), L.P. and Prime Security Services TopCo (ML II), L.P	8-K	10.2	9/6/2022
10.73	Support Agreement, dated as of September 5, 2022, by and between ADT Inc. and Google LLC	8-K	10.3	9/6/2022
10.74+	Form of Performance Unit Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan	SC TO-I	(d)(20)	9/12/2022
10.75+	Form of Time and Performance Vesting Non-Qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan	SC TO-I	(d)(21)	9/12/2022
10.76+	Form of Time and Performance Vesting Restricted Stock Unit Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan	SC TO-I	(d)(22)	9/12/2022
10.77+	Form of Non-Qualified Option Award Agreement for use under the Prime Security Services Parent, Inc. 2016 Equity Incentive Plan	SC TO-I	(d)(24)	9/12/2022
10.78	Commitment Letter by and among Prime Security Services Borrower, LLC, The ADT Security Corporation, Deutsche Bank Securities Inc., Deutsche Bank AG New York Branch, BNP Paribas, Mizuho Bank, Ltd., MUFG Bank, Ltd., Citizens Bank, N.A., Citigroup Global Markets Inc., Morgan Stanley Senior Funding, Inc., Royal Bank of Canada, Barclays Bank PLC, ING Capital LLC and Credit Suisse AG, New York Branch, dated as of September 15, 2022	8-K	10.1	9/15/2022
10.79	Investor Rights Agreement, dated as of October 13, 2022, by and between ADT Inc. and State Farm Fire & Casualty Company	8-K	10.1	10/13/2022
10.80+	Amended and Restated Management Investor Rights Agreement	10-K	10.39	3/15/2018
10.81+	Amendment No. 1 to Amended and Restated Management Investor Rights Agreement, dated as of December 9, 2022, by Prime Security Services TopCo Parent	8-K	10.1	12/15/2022
21*	Subsidiaries of ADT Inc.
23*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
31.2*	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
32.1**	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document
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

ADT Inc.
Date:	February 28, 2023	By:	/s/ James D. DeVries
		Name:	James D. DeVries
		Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2023.

Name	Title
/s/ James D. DeVries	President, Chief Executive Officer and Director (Principal Executive Officer)
James D. DeVries
/s/ Kenneth J. Porpora	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Kenneth J. Porpora
/s/ Steven Burzo	Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)
Steven Burzo
/s/ Marc E. Becker	Director (Chairman)
Marc E. Becker
/s/ Stephanie Drescher	Director
Stephanie Drescher
/s/ Tracey R. Griffin	Director
Tracey R. Griffin
/s/ Benjamin Honig	Director
Benjamin Honig
/s/ William M. Lewis, Jr	Director
William M. Lewis, Jr
/s/ Eric L. Press	Director
Eric L. Press
/s/ Reed B. Rayman	Director
Reed B. Rayman
/s/ Paul J. Smith	Director
Paul J. Smith
/s/ Lee J. Solomon	Director
Lee J. Solomon
/s/ Matthew E. Winter	Director
Matthew E. Winter
/s/ Sigal Zarmi	Director
Sigal Zarmi

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of ADT Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of ADT Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Goodwill Impairment Assessments — Solar and Commercial Reporting Units
As described in Note 6 to the consolidated financial statements, the Company’s consolidated goodwill balance was $5.8 billion as of December 31, 2022, of which $562.8 million and $336.6 million relates to the Solar and Commercial reporting units, respectively. Management tests goodwill for impairment at least annually as of the first day of the fourth quarter of each year and more often if an event occurs or circumstances change which indicate it is more-likely-than-not that fair value is less than its carrying amount. Under a qualitative approach, management assesses whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying amount. If management elects to bypass the qualitative assessment for any reporting unit, or if a qualitative assessment indicates it is more-likely-than-not that the estimated fair value of a reporting unit is less than its carrying amount, management proceeds to a quantitative approach. Under a quantitative approach, management estimates the fair value of a reporting unit and compares it to its carrying amount. If the carrying amount of a reporting unit exceeds fair value, an impairment loss is recognized in an amount equal to that excess. During the third quarter of 2022, as a result of Solar’s underperformance of recent operating results in successive quarters relative to expectations, as well as current macroeconomic conditions, including the impact of increasing interest rates, management performed an interim impairment quantitative assessment on the Solar reporting unit as of September 30, 2022. Based on the results of this interim goodwill impairment quantitative analysis, the Company recorded a goodwill impairment loss of $149 million. Management estimates the fair values of the Company’s reporting units using the income approach, which discounts projected cash flows using market participant assumptions. The income approach includes significant assumptions including, but not limited to, forecasted revenue, operating profit margins, adjusted EBITDA margins, operating expenses, cash flows, perpetual growth rates, and discount rates.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments of the Solar and Commercial reporting units is a critical audit matter are (i) the significant judgment by management when estimating the fair value of the Solar and Commercial reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to forecasted revenue, operating profit margins, operating expenses, and discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the fair value estimate of the Company’s Solar and Commercial reporting units. These procedures also included, among others, (i) testing management’s process for estimating the fair value of the reporting units; (ii) evaluating the appropriateness of the income approach; (iii) testing the completeness and accuracy of the underlying data used in the income approach; and (iv) evaluating the significant assumptions used by management related to forecasted revenue, operating profit margins, operating expenses, and discount rates. Evaluating management’s assumptions related to forecasted revenue, operating profit margins, operating expenses, and discount rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting units, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s income approach; and (ii) the reasonableness of the discount rate assumption.
/s/ PricewaterhouseCoopers LLP
Hallandale Beach, Florida
February 28, 2023
We have served as the Company’s auditor since 2010.

ADT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$257,223	$24,453
Restricted cash and restricted cash equivalents	116,357	8,824
Accounts receivable, net of allowance for credit losses of $65,655 and $54,032, respectively	597,313	442,158
Inventories, net	329,490	277,323
Work-in-progress	80,765	70,528
Prepaid expenses and other current assets	340,848	169,245
Total current assets	1,721,996	992,531
Property and equipment, net	375,968	364,108
Subscriber system assets, net	3,061,303	2,867,528
Intangible assets, net	5,091,747	5,413,351
Goodwill	5,818,605	5,943,403
Deferred subscriber acquisition costs, net	1,079,638	850,489
Other assets	723,568	462,941
Total assets	$17,872,825	$16,894,351

Liabilities and stockholders' equity
Current liabilities:
Current maturities of long-term debt	$871,917	$117,592
Accounts payable	486,715	474,976
Deferred revenue	402,691	373,532
Accrued expenses and other current liabilities	899,780	737,245
Total current liabilities	2,661,103	1,703,345
Long-term debt	8,956,671	9,575,098
Deferred subscriber acquisition revenue	1,645,478	1,199,293
Deferred tax liabilities	904,628	867,203
Other liabilities	271,842	300,693
Total liabilities	14,439,722	13,645,632

Commitments and contingencies (See Note 13)

Stockholders' equity:
Preferred stock—authorized 1,000,000 shares of $0.01 par value; zero issued and outstanding as of December 31, 2022 and 2021.	—	—
Common stock—authorized 3,999,000,000 shares of $0.01 par value; issued and outstanding shares of 862,098,041 and 846,825,868 as of December 31, 2022 and 2021, respectively.	8,621	8,468
Class B common stock—authorized 100,000,000 shares of $0.01 par value; issued and outstanding shares of 54,744,525 as of December 31, 2022 and 2021.	547	547
Additional paid-in capital	7,380,759	7,261,267
Accumulated deficit	(3,909,624)	(3,952,590)
Accumulated other comprehensive income (loss)	(47,200)	(68,973)
Total stockholders' equity	3,433,103	3,248,719
Total liabilities and stockholders' equity	$17,872,825	$16,894,351
See Notes to Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2022	2021	2020
Revenue:
Monitoring and related services	$4,589,265	$4,347,713	$4,186,987
Security installation, product, and other	1,019,619	912,047	1,127,800
Solar installation, product, and other	786,426	47,351	—
Total revenue	6,395,310	5,307,111	5,314,787
Cost of revenue (exclusive of depreciation and amortization shown separately below):
Monitoring and related services	918,048	912,948	789,906
Security installation, product, and other	620,090	602,467	726,622
Solar installation, product, and other	501,710	34,758	—
Total cost of revenue	2,039,848	1,550,173	1,516,528
Selling, general, and administrative expenses	1,930,021	1,789,009	1,723,644
Depreciation and intangible asset amortization	1,693,575	1,914,779	1,913,767
Merger, restructuring, integration, and other	22,232	37,872	120,208
Goodwill impairment	149,385	—	—
Operating income (loss)	560,249	15,278	40,640
Interest expense, net	(265,285)	(457,667)	(708,189)
Loss on extinguishment of debt	—	(37,113)	(119,663)
Other income (expense)	(57,561)	8,313	8,293
Income (loss) before income taxes and equity in net earnings (losses) of equity method investee	237,403	(471,189)	(778,919)
Income tax benefit (expense)	(60,184)	130,369	146,726
Income (loss) before equity in net earnings (losses) of equity method investee	177,219	(340,820)	(632,193)
Equity in net earnings (losses) of equity method investee	(4,601)	—	—
Net income (loss)	$172,618	$(340,820)	$(632,193)

Net income (loss) per share - basic:
Common Stock	$0.19	$(0.41)	$(0.82)
Class B Common Stock	$0.19	$(0.41)	$(0.72)

Weighted-average shares outstanding - basic:
Common Stock	848,465	770,620	760,483
Class B Common Stock	54,745	54,745	15,855

Net income (loss) per share - diluted:
Common Stock	$0.19	$(0.41)	$(0.82)
Class B Common Stock	$0.19	$(0.41)	$(0.74)

Weighted-average shares outstanding - diluted:
Common Stock	915,068	770,620	760,483
Class B Common Stock	54,745	54,745	17,944
See Notes to Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2022	2021	2020
Net income (loss)	$172,618	$(340,820)	$(632,193)
Other comprehensive income (loss), net of tax:
Cash flow hedges	25,754	46,234	(58,114)
Other	(3,981)	3,408	(2,125)
Total other comprehensive income (loss), net of tax	21,773	49,642	(60,239)
Comprehensive income (loss)	$194,391	$(291,178)	$(692,432)
See Notes to Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of December 31, 2019	753,622	—	$7,536	$—	$5,977,402	$(2,742,193)	$(58,376)	$3,184,369
Adoption of accounting standard, net of tax	—	—	—	—	—	(2,341)	—	(2,341)
Net income (loss)	—	—	—	—	—	(632,193)	—	(632,193)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(60,239)	(60,239)
Issuance of common stock, net of expenses	16,279	54,745	163	547	560,871	—	—	561,581
Repurchases of common stock	(1)	—	—	—	(4)	—	—	(4)
Dividends, including dividends reinvested in common stock	2	—	—	—	15	(111,868)	—	(111,853)
Share-based compensation expense	—	—	—	—	96,013	—	—	96,013
Transactions related to employee share-based compensation plans and other	1,112	—	11	—	6,466	(2,474)	—	4,003
Balance as of December 31, 2020	771,014	54,745	$7,710	$547	$6,640,763	$(3,491,069)	$(118,615)	$3,039,336
Net income (loss)	—	—	—	—	—	(340,820)	—	(340,820)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	49,642	49,642
Issuance of common stock, net of expenses	69,667	—	697	—	567,912	—	—	568,609
Dividends, including dividends reinvested in common stock	—	—	—	—	4	(119,154)	—	(119,150)
Share-based compensation expense	—	—	—	—	61,237	—	—	61,237
Transactions related to employee share-based compensation plans and other	6,145	—	61	—	(8,649)	(1,547)	—	(10,135)
Balance as of December 31, 2021	846,826	54,745	$8,468	$547	$7,261,267	$(3,952,590)	$(68,973)	$3,248,719
Net income (loss)	—	—	—	—	—	172,618	—	172,618
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	21,773	21,773
Issuance of common stock, net of expenses	140,681	—	1,407	—	1,188,488	—	—	1,189,895
Repurchases of common stock	(133,333)	—	(1,333)	—	(1,093,334)	—	—	(1,094,667)
Dividends	—	—	—	—	—	(127,835)	—	(127,835)
Share-based compensation expense	—	—	—	—	66,566	—	—	66,566
Contingent forward purchase contract	—	—	—	—	(41,938)	—	—	(41,938)
Transactions related to employee share-based compensation plans and other	7,924	—	79	—	(290)	(1,817)	—	(2,028)
Balance as of December 31, 2022	862,098	54,745	$8,621	$547	$7,380,759	$(3,909,624)	$(47,200)	$3,433,103
See Notes to Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$172,618	$(340,820)	$(632,193)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and intangible asset amortization	1,693,575	1,914,779	1,913,767
Amortization of deferred subscriber acquisition costs	162,981	126,089	96,823
Amortization of deferred subscriber acquisition revenue	(244,141)	(172,061)	(124,804)
Share-based compensation expense	66,566	61,237	96,013
Deferred income taxes	31,209	(139,480)	(173,415)
Provision for losses on receivables and inventory	113,869	38,213	119,677
Loss on extinguishment of debt	—	37,113	119,663
Goodwill, intangible, and other asset impairments	154,543	19,161	—
Unrealized (gain) loss on interest rate swap contracts	(301,851)	(157,505)	60,363
Change in fair value of other financial instruments	63,396	—	—
Other non-cash items, net	124,460	149,024	145,272
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, net	(178,258)	(50,214)	(84,050)
Contract assets, net	36,807	46,788	(140,920)
Inventories and work-in-progress	(67,391)	(84,020)	(60,797)
Accounts payable	8,662	98,123	65,317
Deferred subscriber acquisition costs	(393,861)	(323,602)	(239,838)
Deferred subscriber acquisition revenue	329,214	276,841	179,874
Long-term retail installment contracts	142,811	64,516	(7,479)
Other, net	(27,289)	85,541	33,476
Net cash provided by (used in) operating activities	1,887,920	1,649,723	1,366,749
Cash flows from investing activities:
Dealer generated customer accounts and bulk account purchases	(621,695)	(675,118)	(380,716)
Subscriber system asset expenditures	(734,639)	(694,684)	(418,355)
Purchases of property and equipment	(176,660)	(168,238)	(157,191)
Acquisition of businesses, net of cash acquired	(13,095)	(163,503)	(224,617)
Sale of business, net of cash sold	26,749	1,807	(2,448)
Other investing, net	(13,444)	3,991	45,850
Net cash provided by (used in) investing activities	(1,532,784)	(1,695,745)	(1,137,477)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of expenses	1,180,000	—	447,811
Proceeds from long-term borrowings	550,035	1,195,729	2,640,000
Proceeds from receivables facility	276,826	253,546	82,517
Proceeds from opportunity fund	100,802	—	—
Repurchases of common stock	(1,200,000)	—	(4)
Repayment of long-term borrowings, including call premiums	(605,059)	(1,219,070)	(3,026,842)
Repayment of receivables facility	(121,061)	(130,345)	(6,742)
Dividends on common stock	(127,125)	(116,348)	(109,328)
Payments on finance leases	(44,978)	(32,123)	(27,956)
Payments on interest rate swaps	(18,841)	(56,119)	(38,325)
Other financing, net	(5,432)	(23,718)	(31,392)
Net cash provided by (used in) financing activities	(14,833)	(128,448)	(70,261)
Cash and cash equivalents and restricted cash and restricted cash equivalents:
Net increase (decrease) during the period	340,303	(174,470)	159,011
Beginning balance	33,277	207,747	48,736
Ending balance	$373,580	$33,277	$207,747
See Notes to Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.     DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business and Organization
ADT Inc., together with its wholly-owned subsidiaries (collectively, the “Company”), is a leading provider of security, interactive, and smart home solutions serving consumer, small business, and commercial customers in the United States (“U.S.”). Since the acquisition of ADT Solar (the “ADT Solar Acquisition”) in December 2021, the Company also provides residential solar and energy storage solutions. The Company primarily conducts business under the ADT brand name.
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
In January 2018, the Company completed an initial public offering (“IPO”) and its common stock, par value of $0.01 per share (“Common Stock”), began trading on the New York Stock Exchange under the symbol “ADT.”
Basis of Presentation
The consolidated financial statements have been prepared in U.S. dollars in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Certain prior period amounts have been reclassified to conform with the current period presentation.
The financial statements included herein comprise the consolidated results of ADT Inc. and its wholly-owned subsidiaries. The results of companies acquired are included from the effective date of each acquisition; and all intercompany transactions have been eliminated. The Company uses the equity method of accounting to account for an investment in which it has the ability to exercise significant influence but does not control.
Use of Estimates
The preparation of the consolidated financial statements in accordance with GAAP requires the Company to select accounting policies and make estimates that affect amounts reported in the consolidated financial statements and the accompanying notes. The Company’s estimates are based on the relevant information available at the end of each period. Actual results could differ materially from these estimates under different assumptions or market conditions.
The Company considered the on-going and pervasive economic impact of the coronavirus pandemic (the “COVID-19 Pandemic”) in the assessment of its financial position, results of operations, and cash flows, as well as certain accounting estimates, for the periods presented. The impact of the COVID-19 Pandemic was not material during the periods presented. However, the evolving and uncertain nature of the COVID-19 Pandemic, and its economic impact, as well as the evolving nature of the regulatory environment, could materially impact the Company’s estimates and financial results in future reporting periods.
Segments
The Company has three operating and reportable segments organized based on customer type: Consumer and Small Business (“CSB”), Commercial, and Solar. The Company’s segments are based on the manner in which the Company’s Chief Executive Officer, who is the chief operating decision maker (the “CODM”), evaluates performance and makes decisions about how to allocate resources.
• CSB - The CSB segment primarily includes the sale, installation, servicing, and monitoring of integrated security and automation systems and other related offerings to owners and renters of residential properties, small business operators, and other individual consumers, as well as general corporate costs and other income and expense items not included in another segment.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
• Commercial - The Commercial segment primarily includes the sale, installation, servicing, and monitoring of integrated security and automation systems, fire detection and suppression systems, and other related offerings to larger businesses and/or multi-site operations, which often require more sophisticated integrated solutions, as well as certain dedicated corporate and other costs.
• Solar - The Solar segment primarily includes the sale and installation of solar systems and related solutions and services to residential homeowners who purchase solar and energy storage solutions, energy efficiency upgrades, and roofing services, as well as certain dedicated corporate and other costs.
Refer to Note 3 “Segment Information” for additional information on the Company’s segments.
Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Reference Rate Reform - Financial Accounting Standards Board Accounting Standards Update (“ASU”) 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, defers the sunset date of ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, from December 31, 2022 to December 31, 2024. These updates provide optional guidance for a limited period of time to ease the potential burden of accounting for reference rate reform.
This guidance was effective upon issuance and did not have a material impact on the consolidated financial statements as of December 31, 2022. The Company will continue to evaluate this guidance.
Other Accounting Pronouncements
Vintage Disclosures for Financing Receivables - ASU 2022-02, Financial Instruments — Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, requires reporting entities to disclose current-period gross write-offs by year of origination for financing receivables, among other requirements.
This disclosure-only guidance is effective in the first quarter of 2023, and the Company will apply the guidance prospectively.
Fair Value of Equity Investments - ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, states that an entity should not consider the contractual sale restriction when measuring the equity security’s fair value and introduces new disclosure requirements related to such equity securities.
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
This guidance is effective in the first quarter of 2023, and should be applied retrospectively, except for the amendment on roll-forward information, which becomes effective January 1, 2024 (early adoption is permitted), and should be applied prospectively. The Company is currently evaluating the impact of this guidance on its disclosures.
Significant Accounting Policies
Information on select accounting policies and methods not discussed below are included in the respective footnotes that follow.
Cash and Cash Equivalents and Restricted Cash and Restricted Cash Equivalents
All highly liquid investments with original maturities of three months or less from the time of purchase are considered to be cash equivalents. Restricted cash and restricted cash equivalents are restricted for a specific purpose and cannot be included in the general cash and cash equivalents account.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table reconciles the amounts below reported in the Consolidated Balance Sheets to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Cash and cash equivalents	$257,223	$24,453	$204,998
Restricted cash and restricted cash equivalents	116,357	8,824	2,749
Ending balance	$373,580	$33,277	$207,747
Included in restricted cash and restricted cash equivalents are funds received from State Farm Fire & Casualty Company (“State Farm”) of $101 million (the “Opportunity Fund”), including accrued interest, in connection with the State Farm Strategic Investment (as defined and discussed in Note 10 “Equity”). Amounts within the Opportunity Fund are restricted for certain qualifying spend in accordance with the development agreement between State Farm and the Company (the “State Farm Development Agreement”). Use of the funds must be agreed to by State Farm and the Company, and as of December 31, 2022, the Company has not used any funds.
Supplementary Cash Flow Information
The following table summarizes supplementary cash flow information and material non-cash investing and financing transactions, excluding leases (refer to Note 14 “Leases”):

	Years Ended December 31,
(in thousands)	2022	2021	2020
Interest paid, net of interest income received(1)	$452,105	$456,509	$510,185
Payments (refunds) on income taxes, net	$22,654	$1,877	$25,802
Issuance of shares for acquisition of businesses(2)	$55,485	$528,503	$113,841
Contingent forward purchase contract(3)	$41,938	$—	$—
___________________
(1)Excludes interest on interest rate swaps presented within financing activities. Refer to Note 8 “Derivative Financial Instruments.”
(2)During 2022, includes $40 million related to the Delayed Shares (as defined in Note 4 “Acquisitions and Disposition”) as a result of the ADT Solar Acquisition. During 2021 and 2020, relates to the ADT Solar Acquisition and the Defenders Acquisition, respectively (both as defined and discussed in Note 4 “Acquisitions and Disposition”).
(3)During 2022, the Company recorded a reduction to additional paid in capital as a result of the contingent forward purchase contract in connection with the Tender Offer (as defined and discussed in Note 10 “Equity”).
Prepaid Expenses and Other Current Assets

	December 31,
(in thousands)	2022	2021
Prepaid expenses	$28,648	$30,373
Contract assets (see Note 2 "Revenue and Receivables")	33,632	58,452
Fair value of interest rate swaps (see Note 8 "Derivative Financial Instruments")	78,110	—
Other receivables(1)	122,476	23,211
Other current assets	77,982	57,209
Prepaid expenses and other current assets	$340,848	$169,245
___________________
(1)As of December 31, 2022, the Company recorded a liability of approximately $88 million, which is reflected in accrued expenses and other current liabilities and which relates to certain loans provided to customers within the Solar business that the Company may be required to repurchase from the third party lenders. Included in other receivables is the amount that the Company expects to recover if permission to operate is achieved in the event the third party lenders do require the Company to repurchase such loans.
Inventories, net
Inventories are primarily comprised of components and parts for the Company’s security and solar systems. The Company records inventory at the lower of cost and net realizable value. Inventories are presented net of an obsolescence reserve.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Work-in-Progress
Work-in-progress is primarily comprised of certain costs incurred for installations of security system equipment sold outright to customers that have not yet been completed.
Property and Equipment, net
Property and equipment, net, is recorded at historical cost less accumulated depreciation, which is calculated using the straight-line method over the estimated useful lives of the related assets. Depreciation expense is reflected in depreciation and intangible asset amortization. Repairs and maintenance expenditures are expensed when incurred.
Useful Lives:

Buildings and related improvements	Up to 40 years
Leasehold improvements	Lesser of remaining term of the lease or economic useful life
Capitalized software	3 to 10 years
Machinery, equipment, and other	Up to 10 years
Net Carrying Amount:

	December 31,
(in thousands)	2022	2021
Land	$13,052	$13,120
Buildings and leasehold improvements	115,887	112,475
Capitalized software	560,581	491,184
Machinery, equipment, and other	205,828	205,696
Construction in progress	16,426	26,335
Finance leases	199,487	166,925
Accumulated depreciation	(735,293)	(651,627)
Property and equipment, net	$375,968	$364,108
Depreciation Expense:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Depreciation expense	$206,709	$197,202	$187,386
Subscriber System Assets, net and Deferred Subscriber Acquisition Costs, net
Subscriber system assets represent capitalized equipment and installation costs incurred in connection with transactions in which the Company retains ownership of the security system and are reflected in the Consolidated Balance Sheets as follows:

	December 31,
(in thousands)	2022	2021
Gross carrying amount	$6,205,762	$5,499,703
Accumulated depreciation	(3,144,459)	(2,632,175)
Subscriber system assets, net	$3,061,303	$2,867,528
Deferred subscriber acquisition costs represent selling expenses (primarily commissions) that are incremental to acquiring customers.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company records subscriber system assets and deferred subscriber acquisition costs in the Consolidated Balance Sheets as these assets represent a probable future economic benefit for the Company through the generation of future monitoring and related services revenue. Upon customer termination, the Company may retrieve such assets.
Subscriber system assets and any related deferred subscriber acquisition costs are accounted for on a pooled basis based on the month and year of customer acquisition and are depreciated and amortized using an accelerated method over the estimated life of the customer relationship, which is 15 years. In order to align the depreciation and amortization of these pooled costs to the pattern in which their economic benefits are consumed, the accelerated method utilizes an average declining balance rate of approximately 250% and converts to straight-line methodology when the resulting charge is greater than that from the accelerated method, resulting in an average charge of approximately 55% of the pool within the first five years, 25% within the second five years, and 20% within the final five years.
Depreciation of subscriber system assets and amortization of deferred subscriber acquisition costs are reflected in depreciation and intangible asset amortization and selling, general, and administrative expenses, respectively, as follows:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Depreciation of subscriber system assets	$551,260	$506,568	$501,669
Amortization of deferred subscriber acquisition costs	$162,981	$126,089	$96,823
Long-Lived Assets (excluding Goodwill and Other Indefinite-Lived Intangible Assets)
The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset or asset group may not be fully recoverable. The Company groups assets at the lowest level for which cash flows are separately identified. Recoverability is measured by a comparison of the carrying amount of the asset group to its expected future undiscounted cash flows. If the expected future undiscounted cash flows of the asset group are less than its carrying amount, an impairment loss is recognized based on the amount by which the carrying amount exceeds the fair value less costs to sell. The calculation of the fair value less costs to sell of an asset group is based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.
There were no material long-lived asset impairments during the periods presented.
Accrued Expenses and Other Current Liabilities

	December 31,
(in thousands)	2022	2021
Accrued interest	$156,495	$124,579
Payroll-related accruals	208,111	196,165
Operating lease liabilities (see Note 14 "Leases")	28,696	37,359
Fair value of interest rate swaps (see Note 8 "Derivative Financial Instruments")	—	50,360
Opportunity Fund (see Note 10 "Equity")	100,802	—
Other accrued liabilities	405,676	328,782
Accrued expenses and other current liabilities	$899,780	$737,245
Advertising Costs
Advertising costs are expensed when incurred. Advertising costs included in selling, general, and administrative expenses were $219 million, $239 million, and $264 million during 2022, 2021, and 2020, respectively.
Radio Conversion Program
During 2019, the Company commenced a program to replace the 3G and Code-Division Multiple Access (“CDMA”) cellular equipment used in many of its security systems prior to the cellular network providers retiring their 3G and CDMA networks during 2022. From inception of this program through December 31, 2022, the Company incurred $292 million of net radio conversion costs. The estimated remaining radio conversion costs and related incremental revenue are not expected to be material.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Radio conversion costs and radio conversion revenue are reflected in selling, general, and administrative expenses and monitoring and related services revenue, respectively, as follows:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Radio conversion costs	$31,428	$250,490	$88,709
Radio conversion revenue	$28,075	$39,127	$36,820
Merger, Restructuring, Integration, and Other
Merger, restructuring, integration, and other represents certain direct and incremental costs resulting from acquisitions made by the Company, integration costs as a result of those acquisitions, costs related to the Company’s restructuring efforts, as well as fair value remeasurements and impairment charges on certain strategic investments.
Concentration of Credit Risks
The majority of the Company’s cash and cash equivalents and restricted cash and restricted cash equivalents are held at major financial institutions. There is a concentration of credit risk related to certain account balances in excess of the Federal Deposit Insurance Corporation insurance limit of $250,000 per account. The Company regularly monitors the financial stability of these financial institutions and believes there is no exposure to any significant credit risk for its cash and cash equivalents and restricted cash and restricted cash equivalents. Concentration of credit risk associated with the majority of the Company’s receivables from customers is limited due to the significant size of the customer base.
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
Cash Equivalents - Included in cash and cash equivalents and restricted cash and restricted cash equivalents, as applicable from time to time, are investments in money market mutual funds. These investments are generally classified as Level 1 fair value measurements, which represent unadjusted quoted prices in active markets for identical assets or liabilities.
Investments in money market mutual funds were $145 million as of December 31, 2022, and were not material as of December 31, 2021.
Retail Installment Contract Receivables, net - The fair values of the Company’s retail installment contract receivables are determined using a discounted cash flow model and are classified as Level 3 fair value measurements.

	December 31,
	2022		2021
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Retail installment contract receivables, net	$531,516	$385,114	$330,605	$255,147

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Long-Term Debt Instruments - The fair values of the Company’s debt instruments are determined using broker-quoted market prices, which represent quoted prices for similar assets or liabilities as well as other observable market data, and are classified as Level 2 fair value measurements. The carrying amounts of debt outstanding, if any, under the Company’s first lien revolving credit facility (the “First Lien Revolving Credit Facility”) and its uncommitted receivables securitization financing agreement (the “Receivables Facility”) approximate their fair values, as interest rates on these borrowings approximate current market rates.

	December 31,
	2022		2021
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt instruments, excluding finance lease obligations, subject to fair value disclosures	$9,733,700	$9,312,932	$9,599,610	$10,043,877
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
2.     REVENUE AND RECEIVABLES
Revenue
The Company generates revenue through contractual monthly recurring fees received for monitoring and related services provided to customers, as well as the sale and installation of security, fire, and solar systems (referred to as “systems”).
Revenue is recognized in the Consolidated Statements of Operations net of sales and other taxes. Amounts collected from customers for sales and other taxes are reported as a liability net of the related amounts remitted. When customers terminate a monitoring contract early, contract termination charges are assessed in accordance with the contract terms and are recognized in monitoring and related services revenue when collectability is probable.
The Company allocates the transaction price to each performance obligation based on relative standalone selling price, which is determined using observable internal and external pricing, profitability, and operational metrics. For CSB and Commercial, the Company’s performance obligations generally include monitoring, related services (such as maintenance agreements), and the sale and installation of a security system in outright sales transactions or a material right in transactions in which the Company retains ownership of the security system. Substantially all new CSB transactions since March 2021 take place under a Company-owned model. For Solar, the Company’s performance obligations generally include the sale and installation of a solar system, and may include additional performance obligations such as roofing services or the sale and installation of additional products such as batteries.
In February 2020, for certain residential customers, the Company (i) revised the amount and nature of fees due at installation, (ii) introduced a 60-month monitoring contract option, and (iii) introduced a retail installment contract option (as discussed below).

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Disaggregated Revenue

	Years Ended December 31,
(in thousands)	2022	2021	2020
CSB:
Monitoring and related services	$4,050,019	$3,873,285	$3,760,614
Security installation, product, and other	328,786	272,743	564,575
Total CSB	4,378,805	4,146,028	4,325,189
Commercial:
Monitoring and related services	539,246	474,428	426,373
Security installation, product, and other	690,833	639,304	563,225
Total Commercial	1,230,079	1,113,732	989,598
Solar:
Solar installation, product, and other	786,426	47,351	—
Total Solar	786,426	47,351	—

Total revenue	$6,395,310	$5,307,111	$5,314,787
Company-Owned
In transactions in which the Company provides monitoring and related services but retains ownership of the security system (referred to as Company-owned transactions), the Company’s performance obligations primarily include monitoring and related services, as well as a material right associated with one-time non-refundable fees charged in connection with the initiation of a monitoring contract which the customer will not be required to pay again upon a renewal of the contract.
The portion of the transaction price associated with monitoring and related services is recognized when these services are provided to the customer and is reflected in monitoring and related services revenue.
The portion of the transaction price associated with the material right is deferred upon initiation of a monitoring contract (referred to as deferred subscriber acquisition revenue). Deferred subscriber acquisition revenue is amortized into security installation, product, and other revenue on a pooled basis over the estimated life of the customer relationship using an accelerated method consistent with the treatment of subscriber system assets and deferred subscriber acquisition costs.

	Years Ended December 31,
(in thousands)	2022	2021	2020
Amortization of deferred subscriber acquisition revenue	$244,141	$172,061	$124,804
Customer-Owned
CSB and Commercial - In transactions involving security systems sold outright to the customer (referred to as outright sales), the Company’s performance obligations generally include the sale and installation of the system, as well as any monitoring and related services.
The portion of the transaction price associated with the sale and installation of a system is recognized either at a point in time or over time based upon the nature of the transaction and contractual terms and is reflected in security installation, product, and other revenue. For revenue recognized over time, progress toward complete satisfaction of the performance obligation is primarily measured using a cost-to-cost measure of progress method. The cost input driving revenue recognition for contracts where revenue is recognized over time is based primarily on contract cost incurred to date compared to total estimated contract cost. This measure of progress method includes forecasts based on the best information available and reflects the Company’s judgment to faithfully depict the value of the services transferred to the customer. Approximately half of security installation, product, and other revenue generated by the Commercial segment is recognized over time.
The portion of the transaction price associated with monitoring and related services revenue is recognized when services are provided to the customer.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Solar - The Company’s performance obligations generally include the sale and installation of a solar system. Transactions within the Solar business may also include additional performance obligations such as roofing services or the sale and installation of additional products (such as batteries). Revenue is recognized when control over the products and services are transferred to the customer and is reflected in solar installation, product, and other revenue.
Revenue and cost of revenue from Solar equipment was approximately $451 million and $292 million, respectively, during 2022, and were not material during 2021 subsequent to the date of the ADT Solar Acquisition.
The Company also enters into agreements with third-party lenders in order to access loan products for the Company’s Solar customers. These lenders remit the amount of such loans, net of fees, upon installation or based on other contractual terms with the third-party lenders. These fees are recorded as a reduction of solar installation, product, and other revenue and were approximately $141 million during 2022. These fees were not material during 2021 subsequent to the date of the ADT Solar Acquisition.
During 2022, the Company incurred charges of approximately $21 million associated with (i) receivables and rebates that are not expected to be collected from a former third party lender that provided loan products to the Company’s Solar customers due to this third party lender entering a formal insolvency proceeding to effectuate the wind-down of its operations, as well as (ii) third-party loans for systems not expected to achieve permission to operate.
Deferred Revenue
Deferred revenue represents customer billings for services not yet rendered and is primarily related to recurring monitoring and related services. In addition, payments received for the sale and installation of a system after the agreement is signed but before performance obligations are satisfied are recorded as deferred revenue.
These amounts are recorded as current deferred revenue, as the Company expects to satisfy any remaining performance obligations, as well as recognize the related revenue, within the next twelve months when performance obligations are satisfied. Accordingly, the Company has applied the practical expedient regarding deferred revenue to exclude the value of remaining performance obligations if (i) the contract has an original expected term of one year or less or (ii) the Company recognizes revenue in proportion to the amount it has the right to invoice for services performed.
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
Changes in the Allowance for Credit Losses:

	Years Ended December 31,
(in thousands)	2022	2021	2020(1)
Beginning balance	$54,032	$68,342	$42,960
Provision for credit losses(2)	99,760	51,877	81,713
Write-offs, net of recoveries(3)	(88,137)	(66,187)	(56,331)
Ending balance	$65,655	$54,032	$68,342
________________
(1)Beginning balance reflected is subsequent to the adoption on January 1, 2020 of ASU 2016-13, Measurement of Credit Losses on Financial Instruments, and related amendments. The impact of adoption was not material.
(2)The provisions for credit losses during 2021 and 2020 were impacted by adjustments related to the COVID-19 Pandemic.
(3)Recoveries were not material for the periods presented. As such, write-offs are presented net of recoveries.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Retail Installment Contract Receivables
For security system transactions occurring under both Company-owned and customer-owned equipment models, the Company’s retail installment contract option allows qualifying residential customers to pay the fees due at installation over a 24-, 36-, or 60-month interest-free period. The financing component of retail installment contract receivables is not significant.
Upon origination of a retail installment contract, the Company utilizes external credit scores to assess customer credit quality and determine eligibility. In addition, customers are required to enroll in the Company’s automated payment process in order to enter into a retail installment contract.
Subsequent to origination, the Company monitors the delinquency status of retail installment contract receivables as the key credit quality indicator. As of December 31, 2022, the current and delinquent billed retail installment contract receivables were not material.
The Company’s retail installment contract receivables are recorded at amortized cost less an allowance for credit losses not expected to be recovered. The allowance for credit losses is recognized at inception and reassessed each reporting period. The allowance for credit losses relates to retail installment contract receivables from outright sales transactions and is not material.
The balance of unbilled retail installment contract receivables comprises:

	December 31,
(in thousands)	2022	2021
Retail installment contract receivables, gross	$532,406	$331,512
Allowance for credit losses	(890)	(907)
Retail installment contract receivables, net	$531,516	$330,605
Balance Sheet Classification:
Accounts receivable, net	$169,242	$100,385
Other assets	362,274	230,220
Retail installment contract receivables, net	$531,516	$330,605
As of December 31, 2022 and 2021, retail installment contract receivables, net, used as collateral for borrowings under the Receivables Facility were $506 million and $299 million, respectively.
Contract Assets
Contract assets represent the Company’s right to consideration in exchange for goods or services transferred to the customer. The contract asset is reclassified to accounts receivable as additional services are performed and billed, which is when the Company’s right to the consideration becomes unconditional. The Company has the right to bill customers as services are provided over time, which generally occurs over the course of a 24-, 36-, or 60-month period. The financing component of contract assets is not significant.
The Company records an allowance for credit losses against its contract assets for amounts not expected to be recovered. The allowance is recognized at inception and is reassessed each reporting period. The allowance for credit losses on contract assets was not material for the periods presented.
The Company recognized approximately $17 million, $26 million, and $183 million of gross contract assets during 2022, 2021, and 2020, respectively.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The balance of contract assets for residential transactions comprises:

	December 31,
(in thousands)	2022	2021
Contract assets, gross	$54,305	$106,810
Allowance for credit losses	(5,453)	(12,300)
Contract assets, net	$48,852	$94,510
Balance Sheet Classification:
Prepaid expenses and other current assets	$33,632	$58,452
Other assets	15,220	36,058
Contract assets, net	$48,852	$94,510
3.     SEGMENT INFORMATION
As discussed in Note 1 “Description of Business and Summary of Significant Accounting Policies,” the Company reports results in three operating and reportable segments.
The Company organizes its segments based on customer type as follows:
•CSB - The CSB segment primarily includes (i) revenue and operating costs from the sale, installation, servicing, and monitoring of integrated security and automation systems, as well as other related offerings; (ii) other operating costs associated with support functions related to these operations; and (iii) general corporate costs and other income and expense items not included in the Commercial and Solar segments. Customers in the CSB segment are comprised of owners and renters of residential properties, small business operators, and other individual consumers.
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
•Solar - The Solar segment primarily includes (i) revenue and operating costs from the sale and installation of solar and related solutions and services; (ii) other operating costs associated with support functions related to these operations; and (iii) certain dedicated corporate costs and other income and expense items. Customers in the Solar segment are comprised of residential homeowners who purchase solar and energy storage solutions, energy efficiency upgrades, and roofing services.
The CODM uses Adjusted EBITDA, which is the Company’s segment profit measure, to evaluate segment performance. Adjusted EBITDA is defined as net income (loss) adjusted for (i) interest; (ii) taxes; (iii) depreciation and amortization, including depreciation of subscriber system assets and other fixed assets and amortization of dealer and other intangible assets; (iv) amortization of deferred costs and deferred revenue associated with subscriber acquisitions; (v) share-based compensation expense; (vi) merger, restructuring, integration, and other; (vii) losses on extinguishment of debt; (viii) radio conversion costs, net; and (ix) other income/gain or expense/loss items such as changes in fair value of certain financial instruments, impairment charges, financing and consent fees, or acquisition-related adjustments.
The CODM does not review the Company's assets by segment; therefore, such information is not presented.
The accounting policies of the Company’s reportable segments are the same as those of the Company.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Reconciliations
The following table presents total revenue by segment and a reconciliation to consolidated total revenue:

	Years Ended December 31,
(in thousands)	2022	2021	2020
CSB	$4,378,805	$4,146,028	$4,325,189
Commercial	1,230,079	1,113,732	989,598
Solar	786,426	47,351	—
Total Revenue	$6,395,310	$5,307,111	$5,314,787
The following table presents Adjusted EBITDA by segment and a reconciliation to consolidated income (loss) before income taxes and equity in net earnings (losses) of equity method investee:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Adjusted EBITDA by segment:
CSB	$2,314,633	$2,110,879	$2,153,899
Commercial	126,940	96,112	45,338
Solar	5,155	5,588	—
Total	$2,446,728	$2,212,579	$2,199,237

Reconciliation:
Total segment Adjusted EBITDA	$2,446,728	$2,212,579	$2,199,237
Less:
Interest expense, net	265,285	457,667	708,189
Depreciation and intangible asset amortization	1,693,575	1,914,779	1,913,767
Amortization of deferred subscriber acquisition costs	162,981	126,089	96,823
Amortization of deferred subscriber acquisition revenue	(244,141)	(172,061)	(124,804)
Share-based compensation expense	66,566	61,237	96,013
Merger, restructuring, integration, and other(1)	22,232	37,872	120,208
Goodwill impairment(2)	149,385	—	—
Loss on extinguishment of debt(3)	—	37,113	119,663
Change in fair value of financial instruments(4)	63,396	—	—
Radio conversion costs, net(5)	3,353	211,363	51,889
Acquisition-related adjustments(6)	35,229	12,945	438
Equity in net earnings (losses) of equity method investee	(4,601)	—	—
Other(7)	(3,935)	(3,236)	(4,030)
Income (loss) before income taxes and equity in net earnings (losses) of equity method investee	$237,403	$(471,189)	$(778,919)
___________________
(1)Refer to Note 4 “Acquisitions and Disposition.”
(2)Represents a goodwill impairment charge associated with the Company’s Solar reporting unit (as discussed in Note 6 “Goodwill and Other Intangible Assets”).
(3)Refer to Note 7 “Debt.”
(4)Represents the change in fair value of the Forward Contract (as defined and discussed in Note 10 “Equity”).
(5)Refer to Note 1 “Description of Business and Summary of Significant Accounting Policies.”
(6)During 2022 and 2021, primarily represents the amortization of the customer backlog intangible asset acquired in the ADT Solar Acquisition, which was fully amortized as of March 2022. Refer to Note 4 “Acquisitions and Disposition.”
(7)During 2022, primarily represents the gain on sale of a business. During 2020, included recoveries of $10 million associated with notes receivable from a former strategic investment.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Entity-Wide Disclosures
Revenue is attributed to individual countries based upon the operating entity that records the transaction. Revenue outside of the U.S. is not material.
As of December 31, 2022 and 2021, substantially all of the Company’s assets were located in the U.S.
4.     ACQUISITIONS AND DISPOSITION
From time to time, the Company may pursue business acquisitions that either strategically fit with the Company’s existing core business or expand the Company’s products and services into new and attractive adjacent markets. The Company accounts for business acquisitions under the acquisition method of accounting. The assets acquired and liabilities assumed in connection with business acquisitions are recorded at the date of acquisition at their estimated fair values, with any excess of the purchase price over the estimated fair values of the net assets acquired recorded as goodwill. Significant judgment is required in estimating the fair value of assets acquired and liabilities assumed and in assigning useful lives to certain definite-lived intangible and tangible assets. Accordingly, the Company may engage third-party valuation specialists to assist in these determinations. The fair value estimates are based on available information as of the acquisition date and on future expectations and assumptions deemed reasonable by management, but are inherently uncertain.
Acquisition-related expenses are recognized as incurred and are included in merger, restructuring, integration, and other and were not material during 2022, 2021, and 2020.
ADT Solar Acquisition
In December 2021, the Company acquired ADT Solar. The acquisition expanded the Company’s offerings by entering the residential solar market. Upon the consummation of the ADT Solar Acquisition, ADT Solar became an indirect wholly-owned subsidiary of the Company.
Total consideration was approximately $750 million, which consisted of cash paid of $142 million, net of cash acquired, and approximately 75.0 million unregistered shares of the Company’s Common Stock, par value of $0.01 per share, with a fair value of $569 million (the “Equity Consideration”), including $40 million related to approximately 5.3 million shares of the Company’s common stock that were issued during 2022 (“Delayed Shares”). The total fair value of the Equity Consideration was based on the closing stock price of the Company’s common stock on December 8, 2021, the acquisition date, adjusted for the impact of contractual restrictions on the ability for the holders to sell their shares.

Fair Value of Assets Acquired and Liabilities Assumed (in thousands):
Cash	$38,493
Accounts receivable	35,849
Inventories	49,526
Prepaid expenses and other current assets	12,616
Property and equipment	10,047
Goodwill	712,150
Other definite-lived intangible assets	41,800
Other assets	27,653
Accounts payable	(54,223)
Deferred revenue	(45,966)
Accrued expenses and other current liabilities	(45,391)
Current maturities of long-term debt	(7,643)
Other liabilities	(9,370)
Long-term debt	(15,112)
Total consideration transferred	$750,429
The purchase price allocation reflects fair value estimates based on management analysis, including work performed by third-party valuation specialists, as of the date of acquisition. Other definite-lived intangible assets is primarily comprised of a customer backlog intangible asset, which was fully recognized during the first quarter of 2022 as a reduction of solar installation, product, and other revenue.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company recorded goodwill to the Solar reporting unit, the majority of which is deductible for tax purposes. The goodwill recognized as a result of the ADT Solar Acquisition reflects the strategic value and expected synergies of ADT Solar to the Company. Refer to Note 6 “Goodwill and Other Intangible Assets” for information on a goodwill impairment loss recognized in the Solar reporting unit during the third quarter of 2022.
Pro Forma Results
The following summary, prepared on a pro forma basis, presents the Company’s unaudited consolidated results of operations for 2021 and 2020 as if the ADT Solar Acquisition had been completed as of January 1, 2020. The pro forma results below include the impact of certain adjustments related to the amortization of intangible assets, acquisition-related costs incurred as of the acquisition date, and in each case, the related income tax effects, as well as certain other post-acquisition adjustments directly attributable to the acquisition. This pro forma presentation does not include any impact of transaction synergies. The pro forma results are not necessarily indicative of the results of operations that actually would have been achieved had the ADT Solar Acquisition been consummated as of that date:

	Years Ended December 31,
(in thousands)	2021	2020
Total revenue	$5,905,148	$5,590,880
Net income (loss)	$(328,099)	$(680,992)
During 2021, revenue and net loss attributable to ADT Solar of $47 million and $7 million, respectively, are included in the Consolidated Statements of Operations from the acquisition date, December 8, 2021 through December 31, 2021.
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
In connection with the Defenders Acquisition, the Company recorded a loss in the amount of $81 million during the first quarter of 2020 from the settlement of a pre-existing relationship with Defenders related to customer accounts purchased from Defenders prior to the Defenders Acquisition. The Company included the loss in merger, restructuring, integration, and other, and the associated cash payment is reflected as cash flows from operating activities for the year ended December 31, 2020.
Other Acquisitions
During 2022, total consideration related to business acquisitions was approximately $31 million, including approximately $15 million in shares of the Company’s common stock (excluding the Delayed Shares), which resulted in the recognition of approximately $20 million of goodwill.
During 2021, total consideration related to business acquisitions (excluding the ADT Solar Acquisition) was approximately $21 million.
During 2020, total consideration related to business acquisitions (excluding the Defenders Acquisition) was approximately $80 million, including $52 million of cash, net of cash acquired. This resulted in the recognition of $24 million of goodwill, $13 million of contracts and related customer relationships, and $43 million of other intangible assets related to developed technology, on which the Company recorded an impairment loss in the first quarter of 2021 as discussed in Note 6 “Goodwill and Other Intangible Assets.”
Disposition
During 2022, proceeds related to disposal activities totaled approximately $27 million, resulting in a gain of approximately $10 million recognized in selling, general, and administrative expenses.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5.     EQUITY METHOD INVESTMENTS
The Company uses the equity method of accounting to account for an investment in which it has the ability to exercise significant influence but does not control. The carrying amount of the investment is reflected in other assets. The Company recognizes its proportionate share of the investee’s net income or loss in equity in net earnings (losses) of equity method investee. The Company evaluates an equity method investment whenever events or changes in circumstances indicate the carrying amount of such investment may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, the Company records a loss as a component of the Company’s share of earnings or losses of the equity method investee in the current period.
Canopy Investment
In April 2022, the Company and Ford Motor Company (“Ford”) formed a new entity, SNTNL LLC (“Canopy”), which combines ADT’s professional security monitoring and Ford’s AI-driven video camera technology to help customers strengthen security of new and existing vehicles across automotive brands. ADT and Ford expect to invest approximately $100 million collectively during the three years following the closing of the transaction, of which ADT will contribute 40%. As part of the initial funding at closing, the Company contributed cash of approximately $11 million (the “Initial Contribution”).
As of December 31, 2022, Canopy did not have any common stock equivalents or dilutive securities that would, if converted, exercised, or issued, significantly change the Company’s proportionate share of Canopy’s net assets or net income or loss.
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
As of December 31, 2022, the Canopy Investment’s carrying amount was approximately $7 million and is presented in other assets. The balance reflects the Initial Contribution as well as the Company’s proportionate share of Canopy’s net loss during the period.
As of December 31, 2022, Canopy’s net assets primarily consisted of cash and construction in progress.
Canopy Commercial Agreements
In connection with the Canopy Investment, the Company entered into various commercial agreements (the “Canopy Commercial Agreements”) through which it will perform various services on behalf of Canopy, including supply chain support, product engineering support, and monitoring services for Canopy customers. The Company and Canopy are also parties to a trade name licensing agreement. The impact to the consolidated financial statements from the Canopy Commercial Agreements was not material for the periods presented.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6.     GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
During the periods presented, changes in the carrying amount of goodwill by reportable segment were as follows:

(in thousands)	CSB	Commercial	Solar	Total
Balance as of January 1, 2021(1)	$4,906,691	$329,611	$—	$5,236,302
Acquisitions(2)(3)	(25)	12,400	694,726	707,101
Balance as of December 31, 2021	4,906,666	342,011	694,726	5,943,403
Acquisitions(3)	12,585	6,309	17,424	36,318
Impairment	—	—	(149,385)	(149,385)
Disposition	—	(11,731)	—	(11,731)
Balance as of December 31, 2022	$4,919,251	$336,589	$562,765	$5,818,605
________________
(1)Reflects the allocated goodwill from the reporting unit change during the fourth quarter of 2020, in which the Company reassigned a portion of goodwill on a relative fair value basis related to the Company’s commercial customers from the CSB reporting unit (previously, the U.S. reporting unit) to the Commercial reporting unit (previously, the Red Hawk reporting unit). Beginning in the first quarter of 2021, the Company began reporting results for two operating and reportable segments, CSB and Commercial, which comprise the CSB and Commercial reporting units, respectively.
(2)Upon consummation of the ADT Solar Acquisition in the fourth quarter of 2021, the Company began reporting results for a third operating and reportable segment related to the ADT Solar business, which comprises the Solar reporting unit.
(3)Includes the impact of measurement period adjustments, which were not material during the periods presented.
As of December 31, 2022, accumulated goodwill impairment losses totaled $149 million. As of December 31, 2021 and 2020, the Company had no accumulated goodwill impairment losses.
Other Intangible Assets

	December 31, 2022			December 31, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Contracts and related customer relationships(1)	$7,021,305	$(4,262,383)	$2,758,922	$8,719,363	$(5,753,345)	$2,966,018
Dealer relationships(2)	1,518,020	(538,801)	979,219	1,518,020	(459,248)	1,058,772
Other(3)	224,783	(204,177)	20,606	263,133	(207,572)	55,561
Total definite-lived intangible assets	8,764,108	(5,005,361)	3,758,747	10,500,516	(6,420,165)	4,080,351

Indefinite-lived intangible assets:
Trade name(4)	1,333,000	—	1,333,000	1,333,000	—	1,333,000
Intangible assets	$10,097,108	$(5,005,361)	$5,091,747	$11,833,516	$(6,420,165)	$5,413,351
__________________
(1)During 2022, the Company retired $2.3 billion of certain customer relationship intangible assets acquired in the ADT Acquisition that became fully amortized.
(2)Originated from the Formation Transactions and the ADT Acquisition in 2015 and 2016, respectively. Amortized primarily over 19 years on a straight-line basis based on management estimates about attrition and the longevity of the underlying dealer network that existed at the time of acquisition.
(3)Primarily relates to trade names and other technology assets. Amortized over a period of up to 10 years on a straight-line basis.
(4)ADT trade name acquired as part of the ADT Acquisition.
Contracts and Related Customer Relationships
Contracts and related customer relationships comprise customer relationships that originated from business acquisitions as well as contracts with customers purchased under the ADT Authorized Dealer Program (as defined below) or from other third parties.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Additionally, the Company maintains a network of agreements with third-party independent alarm dealers who sell alarm equipment and ADT Authorized Dealer-branded monitoring and interactive services to residential end users (the “ADT Authorized Dealer Program”). The dealers in this program generate new end-user contracts with customers which the Company has the right, but not the obligation, to purchase from the dealer. Purchases of contracts with customers under the ADT Authorized Dealer Program, or from other third parties, are considered asset acquisitions and are recognized based on the cost to acquire the assets, which may include cash consideration, non-cash consideration, contingent consideration, and directly-attributable transaction costs. The Company may charge back the purchase price of any end-user contract if the contract is canceled during the charge-back period, which is generally thirteen months from the date of purchase. The Company records the amount of the charge back as a reduction to the purchase price.
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
The change in the net carrying amount of contracts and related customer relationships was as follows:

	Years Ended December 31,
(in thousands)	2022	2021
Beginning balance	$2,966,018	$3,374,156
Acquisition of customer relationships	3,000	5,333
Customer contract additions, net of dealer charge-backs	633,442	696,316
Amortization	(841,899)	(1,109,787)
Other	(1,639)	—
Ending balance	$2,758,922	$2,966,018
During each of 2022 and 2021, the weighted-average amortization period for customer contract additions under the ADT Authorized Dealer Program and from other third parties was 14 years.
During 2022, 2021, and 2020, the Company paid $622 million, $675 million, and $381 million, respectively, for customer contracts under the ADT Authorized Dealer Program and from other third parties, which is included in dealer generated customer accounts and bulk account purchases.
During 2022 and 2021, customer contract additions include customer accounts purchased from certain other third parties for an aggregate contractual purchase price of $111 million and $163 million, respectively, subject to reduction based on customer retention. The Company paid initial cash at the closings in the aggregate amounts of $82 million and $132 million, respectively, which is included in the payments for dealer generated customer accounts and bulk account purchases discussed above.
Definite-Lived Intangible Asset Amortization Expense

	Years Ended December 31,
(in thousands)	2022	2021	2020
Definite-lived intangible asset amortization expense	$934,700	$1,209,966	$1,222,398
As of December 31, 2022, the estimated aggregate amortization expense on our existing intangible assets is expected to be as follows (in thousands):

2023	2024	2025	2026	2027	Thereafter
$597,695	$484,023	$422,112	$372,228	$337,209	$1,545,480

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Goodwill and Indefinite-Lived Intangible Assets Impairment
Goodwill and indefinite-lived intangible assets are not amortized and are tested for impairment at least annually as of the first day of the fourth quarter of each year and more often if an event occurs or circumstances change which indicate it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. The Company may perform its impairment test for any reporting unit or indefinite-lived intangible asset through a qualitative assessment or elect to proceed directly to a quantitative impairment test, however, the Company may resume a qualitative assessment in any subsequent period if facts and circumstances permit.
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
The Company estimates the fair values of its reporting units using the income approach, which discounts projected cash flows using market participant assumptions. The income approach includes significant assumptions including, but not limited to, forecasted revenue, operating profit margins, Adjusted EBITDA margins, operating expenses, cash flows, perpetual growth rates, and discount rates. The estimated fair value of a reporting unit calculated using the income approach is sensitive to changes in the underlying assumptions. In developing these assumptions, the Company relies on various factors including operating results, business plans, economic projections, anticipated future cash flows, and other market data. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying judgments and factors and ultimately impact the estimated fair value determinations may include such items as a prolonged downturn in the business environment, changes in economic conditions that significantly differ from the Company’s assumptions in timing or degree, volatility in equity and debt markets resulting in higher discount rates, and unexpected regulatory changes. As a result, there are inherent uncertainties related to these judgments and factors that may ultimately impact the estimated fair value determinations.
Except as discussed below within the Solar reporting unit, the Company did not record any goodwill impairment losses during the periods presented.
CSB - Based on the results of a qualitative goodwill impairment test as of October 1, 2022, the Company concluded it is more likely than not that the fair value of the CSB reporting unit exceeds its carrying value.
Commercial - Based on the results of a quantitative goodwill impairment test as of October 1, 2022, the Company concluded the fair value of the Commercial reporting unit exceeds its carrying value by approximately 50%. The reporting unit performed above expectations in 2022, thus driving an increase in projected future period growth.
Solar Goodwill Impairment
During the third quarter of 2022, as a result of ADT Solar’s underperformance of recent operating results in successive quarters relative to expectations, as well as current macroeconomic conditions, including the impact of increasing interest rates, the Company performed an interim quantitative impairment assessment and recorded a goodwill impairment loss of $149 million.
Additionally, on October 1, 2022, the Company quantitatively tested the goodwill associated with the Solar reporting unit as part of its annual goodwill impairment test. Based on the results of the quantitative test, and as the carrying value of the Solar reporting unit approximates its fair value following the impairment charge in the third quarter of 2022, the Solar reporting unit is considered at risk of future impairment. If the Company’s assumptions are not realized, or if there are future changes in any of the assumptions due to a change in economic conditions or otherwise, it is possible that a further impairment charge may need to be recorded in the future.
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
As of October 1, 2022, the Company quantitatively tested the ADT trade name for impairment. Based on the results of the October 1, 2022 test, the Company did not record any impairment losses associated with the ADT trade name, and the estimated fair value of the trade name significantly exceeded its carrying amount.
During 2021 and 2020, the Company did not record any impairment losses on its indefinite lived intangible assets.
Definite-Lived Intangible Asset Impairment
During the first quarter of 2021, the Company recognized $18 million in impairment losses on its other definite-lived intangible assets primarily due to lower than expected benefits from the Cell Bounce developed technology intangible asset, which is included in the CSB segment, as a result of the worldwide shortages for certain electronic components at that time. The fair value was determined using an income-based approach, and the loss is reflected in merger, restructuring, integration, and other.
7.     DEBT
The Company’s debt is comprised of the following (in thousands):

				Interest Payable	Balance as of December 31,
Debt Description	Issued	Maturity	Interest Rate(1)		2022	2021
First Lien Term Loan due 2026	9/23/2019	9/23/2026	Adj. LIBOR +2.75%	Quarterly	$2,730,269	$2,758,058
First Lien Revolving Credit Facility	3/16/2018	6/23/2026	Adj. LIBOR +2.75%	Quarterly	—	25,000
Second Lien Notes due 2028	1/28/2020	1/15/2028	6.250%	1/15 and 7/15	1,300,000	1,300,000
First Lien Notes due 2024	4/4/2019	4/15/2024	5.250%	2/15 and 8/15	750,000	750,000
First Lien Notes due 2026	4/4/2019	4/15/2026	5.750%	3/15 and 9/15	1,350,000	1,350,000
First Lien Notes due 2027	8/20/2020	8/31/2027	3.375%	6/15 and 12/15	1,000,000	1,000,000
First Lien Notes due 2029	7/29/2021	8/1/2029	4.125%	2/1 and 8/1	1,000,000	1,000,000
ADT Notes due 2023	1/14/2013	6/15/2023	4.125%	6/15 and 12/15	700,000	700,000
ADT Notes due 2032	5/2/2016	7/15/2032	4.875%	1/15 and 7/15	728,016	728,016
ADT Notes due 2042	7/5/2012	7/15/2042	4.875%	1/15 and 7/15	21,896	21,896
Receivables Facility	3/5/2020	11/20/2027	Adj. Daily SOFR +0.85%	Monthly	354,741	199,056
Other debt(2)					2,446	4,732
Total debt principal, excluding finance leases					9,937,368	9,836,758
Plus: Finance lease obligations(3)					94,888	93,080
Less: Unamortized debt discount, net					(13,415)	(16,678)
Less: Unamortized deferred financing costs					(50,896)	(64,014)
Less: Unamortized purchase accounting fair value adjustment and other					(139,357)	(156,456)
Total debt					9,828,588	9,692,690
Less: Current maturities of long-term debt, net of unamortized debt discount					(871,917)	(117,592)
Long-term debt					$8,956,671	$9,575,098
__________________
(1)LIBOR refers to the London Interbank Offered Rate. SOFR refers to the Secured Overnight Financing Rate.
(2)Other debt primarily consists of vehicle loans at various interest rates and maturities.
(3)Refer to Note 14 “Leases” for additional information regarding the Company’s finance leases.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
First Lien Credit Agreement
Concurrently with the consummation of the Formation Transactions, the Company entered into a first lien credit agreement dated as of July 1, 2015 (together with subsequent amendments and restatements, the “First Lien Credit Agreement”), which includes a term loan facility (the “First Lien Term Loan due 2026”) and the First Lien Revolving Credit Facility.
The Company is required to make scheduled quarterly principal payments of approximately $7 million, with the remaining balance payable at maturity. The Company may make voluntary prepayments on the First Lien Term Loan due 2026 at any time prior to maturity at par.
Additionally, the Company is required to make annual prepayments on the outstanding First Lien Term Loan due 2026 with a percentage of the Company’s excess cash flow, as defined in the First Lien Credit Agreement, if the excess cash flow exceeds a certain specified threshold. As of December 31, 2022, the Company was not required to make an annual prepayment based on the Company’s excess cash flow.
The First Lien Term Loan due 2026 has an interest rate calculated as, at the Company’s option, either (a) LIBOR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs (“Adjusted LIBOR”) with a floor of 0.75% or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50% per annum; (ii) the prime rate published by The Wall Street Journal; and (iii) one-month adjusted LIBOR plus 1.00% per annum (“Base Rate”), in each case, plus the applicable margin of 2.75% for Adjusted LIBOR loans and 1.75% for Base Rate loans and is payable on each interest payment date, at least quarterly, in arrears.
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
Significant activity related to the First Lien Credit Agreement during the periods presented was as follows:
•Amendment and Restatement dated as of September 23, 2019 - In September 2019, and in connection with an approximately $300 million repayment of the First Lien Term B-1 Loan, the Company amended and restated the First Lien Credit Agreement to refinance and replace the $3.4 billion aggregate principal amount of the First Lien Term B-1 Loan with $3.1 billion aggregate principal amount of the First Lien Term Loan due 2026, which was issued at a 1.00% discount, and make other changes to, among other things, provide the Company with additional flexibility to incur additional indebtedness and fund future distributions to stockholders. Deferred financing costs in connection with this amendment and restatement were not material.
In December 2020, the Company made a $300 million prepayment on the First Lien Term Loan due 2026, which was applied to the remaining required quarterly principal payments at the time.
•Amendment and Restatement dated as of January 27, 2021 - In January 2021, the Company amended and restated the First Lien Credit Agreement to refinance the First Lien Term Loan due 2026, which reduced the applicable margin for Adjusted LIBOR loans from 3.25% to 2.75% and reduced the floor from 1.00% to 0.75%. This amendment also reinstated the quarterly principal payments.
•Amendment and Restatement dated as of July 2, 2021 - In July 2021, the Company amended and restated the First Lien Credit Agreement with respect to the First Lien Revolving Credit Facility, which extended the maturity date to June 23, 2026, subject to certain conditions, and obtained an additional $175 million of commitments.
During 2022, the Company borrowed $550 million and repaid $575 million under its First Lien Revolving Credit Facility.
In December 2021, the Company borrowed $185 million and repaid $160 million under the First Lien Revolving Credit Facility in connection with the ADT Solar Acquisition.
As of December 31, 2022, the Company had $575 million in available borrowing capacity under the First Lien Revolving Credit Facility.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Term Loan A Facility
In September 2022, Prime Security Services Borrower, LLC (“Prime Borrower”), a Delaware limited liability company and a wholly owned indirect subsidiary of the Company, as borrower, and The ADT Corporation, a Delaware corporation and a wholly owned direct subsidiary of Prime Borrower (together with Prime Borrower, the “Term Loan A Facility Borrowers”), entered into a debt commitment letter (the “TLA Commitment Letter”) with various lenders, pursuant to which the lenders have committed, at the option of the Term Loan A Facility Borrowers (in their sole discretion) and subject to the satisfaction or waiver of customary conditions, to provide the Term Loan A Facility Borrowers up to an aggregate principal amount of $600 million of term loans under a senior secured term loan A facility (the “Term Loan A Facility”) under a term loan credit agreement (the “Term Loan A Credit Agreement”) on or before March 15, 2023 (the “TLA Commitment Termination Date”).
On or before the TLA Commitment Termination Date, the Term Loan A Facility Borrowers may, but are not required to, execute the Term Loan A Credit Agreement and incur indebtedness under the Term Loan A Facility (the “Execution Date”). Additionally, at the option of the Term Loan A Facility Borrowers, the commitments set forth in the TLA Commitment Letter may be terminated at any time prior to the TLA Commitment Termination Date. The proceeds of any borrowings under the Term Loan A Facility are required to be used to redeem a portion of the 4.125% senior notes due June 15, 2023 issued by The ADT Corporation (the “ADT Notes due 2023”).
The Term Loan A Facility will have a maturity date of five years from the Execution Date, subject to a springing maturity of 91 days prior to the maturity date of certain long-term indebtedness of Prime Borrower and its subsidiaries if, on such date, the aggregate principal amount of such indebtedness equals or exceeds $100 million.
The Term Loan A Facility will require scheduled quarterly principal payments in annual amounts equal to 5.00% of the original principal amount of the Term Loan A Facility, with the balance payable at maturity. The Term Loan A Facility Borrowers may make voluntary prepayments on the Term Loan A Facility at any time prior to maturity at par.
Borrowings under the Term Loan A Facility, if any, will bear interest at a rate equal to, at Prime Borrower’s option, either (a) a term SOFR rate plus an adjustment of 0.10% (“Adjusted SOFR”) or (b) a base rate (“TLA Base Rate”) determined by reference to the highest of (i) the federal funds rate plus 0.50% per annum; (ii) the prime rate published by The Wall Street Journal; and (iii) the one-month Adjusted SOFR plus 1.00% per annum, in each case, plus an applicable margin of 2.50% per annum for Adjusted SOFR loans and 1.50% per annum for TLA Base Rate loans, subject to adjustments based on certain specified net first lien leverage ratios.
Indebtedness incurred under the Term Loan A Facility will be guaranteed, jointly and severally, on a senior secured first-priority basis, by substantially all of Prime Borrower’s wholly owned material domestic subsidiaries, and by Prime Borrower’s direct parent on a limited recourse basis, and will be secured by a pledge of Prime Borrower’s capital stock directly held by its direct parent and by first-priority security interests in substantially all of the assets of Prime Borrower and the subsidiary guarantors, in each case subject to certain permitted liens and exceptions. The Term Loan A Facility will be subject to customary mandatory prepayment provisions, covenants and restrictions, including a financial maintenance covenant requiring the Term Loan A Facility Borrowers to comply as of the last day of each fiscal quarter with a specified maximum consolidated net first lien leverage ratio.
During 2022, fees associated with the TLA Commitment Letter were not material; and as of December 31, 2022, the Company has not incurred indebtedness pursuant to the TLA Commitment Letter.
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
The Second Lien Notes due 2028 will mature on January 15, 2028 with semi-annual interest payment dates of January 15 and July 15. As of January 15, 2023, the Second Lien Notes due 2028 may be redeemed at the Company’s option in whole at any time or in part from time to time, at a redemption price equal to 103.125% of the principal amount of the Second Lien Notes due 2028 redeemed and accrued and unpaid interest as of, but excluding, the redemption date. The redemption price decreases to 101.563% on or after January 15, 2024 and decreases to 100% on or after January 15, 2025.
The Company’s obligations relating to the Second Lien Notes due 2028 are guaranteed, jointly and severally, on a senior secured second-priority basis, by substantially all of the Company’s domestic subsidiaries and are secured by second-priority security interests in substantially all of the assets of the Company’s domestic subsidiaries, subject to certain permitted liens and

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
exceptions. Additionally, upon the occurrence of specified change of control events, the Company must offer to repurchase the Second Lien Notes due 2028 at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the purchase date. The Second Lien Notes due 2028 also provide for customary events of default.
First Lien Notes
First Lien Notes due 2024 and First Lien Notes due 2026
The Company’s 5.250% first-priority senior secured notes due 2024 (the “First Lien Notes due 2024”) and the Company’s 5.750% first-priority senior secured notes due 2026 (the “First Lien Notes due 2026”) are due at maturity, and may be redeemed, in whole or in part, at any time at a make-whole premium plus accrued and unpaid interest to, but excluding, the redemption date.
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Upon the occurrence of specified change of control events, the Company may be required to purchase the notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the purchase date. The indenture also provides for customary events of default.
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
Significant activity related to the ADT Notes during the periods presented was as follows:
•ADT Notes due 2021 - In September 2020, the Company redeemed $1.0 billion aggregate principal amount of the ADT Notes due 2021 for a total redemption price of approximately $1.1 billion, which included the related call premium.
•ADT Notes due 2022 - In August 2021, the Company used the proceeds from the First Lien Notes due 2029, along with cash on hand, to (i) redeem all of the $1.0 billion outstanding aggregate principal amount of the Company’s 3.50% notes due 2022 (the “ADT Notes due 2022”) for approximately $1.0 billion, including the related call premium of $28 million, plus accrued and unpaid interest, and (ii) pay related fees and expenses (the “ADT Notes due 2022 Redemption”).
•ADT Notes due 2023 - As of December 31, 2022, the Company had an outstanding balance of $700 million under its ADT Notes due 2023 that was classified as a current liability, net of any unamortized debt discount. The Company is required to use borrowings under the Term Loan A Facility to redeem a portion of the ADT Notes due 2023 and pay related fees and expenses incurred in connection with the transaction.
Subsequent event - On February 10, 2023, the Company delivered the initial notice of partial redemption for the ADT Notes due 2023, which provides for the partial redemption of $600 million principal amount of the outstanding ADT Notes due 2023 on March 15, 2023, including accrued and unpaid interest on the ADT Notes due 2023 so redeemed.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
•In May 2022, the Company amended the Receivables Facility to change the benchmark rate from 1-month LIBOR to Daily SOFR. In addition, the May 2022 amendment extended the scheduled termination date for the uncommitted revolving period from October 2022 to May 2023, and amended certain other terms to increase the advance rate on pledged collateral.
The Company services the transferred retail installment contract receivables and is responsible for ensuring the related collections are remitted to a segregated bank account in the SPE’s name. On a monthly basis, the segregated account is utilized to make required principal, interest, and other payments due under the Receivables Facility. The segregated account is considered restricted cash.
Proceeds and repayments from the Receivables Facility were as follows:
•During 2022, proceeds and repayments from the Receivables Facility were $277 million and $121 million, respectively.
•During 2021, proceeds and repayments were $254 million and $130 million, respectively, both of which include the non-cash impact of approximately $88 million from the Receivables Facility amendment in October 2021.
•During 2020, proceeds and repayments from the Receivables Facility were $83 million and $7 million, respectively.
The Receivables Facility did not have a material impact to the Consolidated Statements of Operations.
As of December 31, 2022, the Company had an uncommitted available borrowing capacity of $45 million under the Receivables Facility.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Variable Interest Entity
The SPE, as described above, meets the definition of a VIE for which the Company is the primary beneficiary as it has the power to direct the SPE’s activities and the obligation to absorb losses or the right to receive benefits of the SPE. As such, the SPE’s assets, liabilities, and financial results of operations are consolidated in the Company’s consolidated financial statements. As of December 31, 2022 and 2021, the SPE’s assets and liabilities primarily consisted of unbilled retail installment contract receivables, net, of $506 million and $299 million, respectively, and borrowings under the Receivables Facility as presented above.
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
As of December 31, 2022, we were in compliance with all financial covenant and other maintenance tests for all our debt obligations.
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
During 2020, loss on extinguishment of debt totaled $120 million and included (i) $66 million associated with the call premium and write-off of unamortized deferred financing costs in connection with the $1.2 billion redemption of the remaining outstanding balance of the Company’s 9.250% second-priority secured notes (the “Prime Notes”) in February 2020, (ii) $49 million associated with the call premium and write-off of unamortized fair value adjustments in connection with the $1.0 billion redemption of the ADT Notes due 2021 in September 2020, and (iii) $5 million associated with the partial write-off of unamortized deferred financing costs and discount in connection with the $300 million repayment of the First Lien Term Loan due 2026 in December 2020.
Additional fees and costs associated with financing transactions were not material during 2022, 2021, or 2020.
SOFR Transition
By June 2023 (the “SOFR Transition Date”), SOFR will replace the forward LIBOR as the applicable benchmark rate for all existing and future issuances of the Company’s debt instruments, including interest rate swaps, with a variable rate component. Existing instruments under the First Lien Credit Agreement will continue to be based on LIBOR until the SOFR Transition Date, unless transitioned to SOFR prior to such date pursuant to the terms of the First Lien Credit Agreement. In addition, any modification, such as a repricing, or any new debt issuances with a variable rate component, will utilize SOFR.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other
As of December 31, 2022, the aggregate annual maturities of debt, excluding finance leases, were as follows:

(in thousands)	2023	2024	2025	2026	2027	Thereafter	Total
Debt principal	$827,145	$880,053	$108,760	$4,051,137	$1,020,362	$3,049,911	$9,937,368
Interest expense (excluding interest income) on the Company’s debt, including finance leases, and interest rate swap contracts was $279 million, $458 million, and $710 million during 2022, 2021, and 2020, respectively.
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
The cash flows associated with interest rate swap contracts that included an other-than-insignificant financing element at inception are reflected as cash flows from financing activities and were $19 million, $56 million, and $38 million during 2022, 2021, and 2020, respectively.
Beginning in March 2020, the Company's interest rate swap contracts designated as cash flow hedges with an aggregate notional amount of $3.0 billion were no longer highly effective as a result of changes in the interest rate environment. Accordingly, the Company de-designated the cash flow hedges, and the unrealized gains and losses for the period in which these cash flow hedges were no longer highly effective were recognized in interest expense, net. Unrealized losses previously recognized as a component of AOCI prior to de-designation are being reclassified into interest expense, net, in the same period in which the related interest on variable-rate debt affects earnings through the maturity dates of the interest rate swap contracts, as the forecasted cash flows are probable or reasonably possible of occurring.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The impact associated with the interest rate swap contracts de-designated as cash flow hedges and for which the forecasted cash flows are no longer probable of occurring was not material during 2022, 2021, and 2020.
Interest Rate Swaps:

(in thousands)			December 31,
Execution	Maturity	Designation	2022	2021
January 2019	April 2022	Not designated	$—	$125,000
February 2019	April 2022	Not designated	—	300,000
October 2019	September 2026	Not designated	2,800,000	2,800,000
Total notional amount			$2,800,000	$3,225,000
Fair Value of Interest Rate Swaps:

	December 31,
Balance Sheet Classification (in thousands)	2022	2021
Prepaid expenses and other current assets	$78,110	$—
Other assets	$105,405	$—
Accrued expenses and other current liabilities	$—	$50,360
Other liabilities	$—	$67,976
Unrealized Gain (Loss) on Interest Rate Swaps:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Gain (loss) included in interest expense, net	$301,851	$157,505	$(60,363)
Changes in AOCI:

(in thousands)	Cash Flow Hedges
Balance as of December 31, 2019	$(59,387)
Pre-tax current period change	(76,807)
Income tax benefit (expense)	18,693
Balance as of December 31, 2020	(117,501)
Pre-tax current period change	60,948
Income tax benefit (expense)	(14,714)
Balance as of December 31, 2021	(71,267)
Pre-tax current period change	33,946
Income tax benefit (expense)	(8,192)
Balance as of December 31, 2022	$(45,513)
Cash Flow Hedges Reclassifications out of AOCI:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Interest expense, net	$33,946	$60,948	$54,452
Income tax (benefit) expense	$(8,192)	$(14,714)	$(13,254)
There were no other material reclassifications out of AOCI during 2022, 2021, and 2020.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2022, approximately $19 million of AOCI associated with previously designated cash flow hedges is estimated to be reclassified to interest expense, net, within the next twelve months.
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
Components of income (loss) before income taxes:

	Years Ended December 31,
(in thousands)	2022	2021	2020
United States	$234,690	$(473,504)	$(782,256)
Foreign	2,713	2,315	3,337
Income (loss) before income taxes	$237,403	$(471,189)	$(778,919)
Components of income tax benefit (expense):

	Years Ended December 31,
(in thousands)	2022	2021	2020
Current:
Federal	$(184)	$(174)	$370
State	(28,100)	(8,367)	(27,059)
Foreign	(691)	(570)	—
Current income tax benefit (expense)	(28,975)	(9,111)	(26,689)

Deferred:
Federal	(52,311)	97,805	133,646
State	21,505	41,901	39,842
Foreign	(403)	(226)	(73)
Deferred income tax benefit (expense)	(31,209)	139,480	173,415
Income tax benefit (expense)	$(60,184)	$130,369	$146,726

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Effective Tax Rate Reconciliation:
Reconciliations between the actual effective tax rate on continuing operations and the statutory U.S. federal income tax rate were as follows:

	Years Ended December 31,
	2022	2021	2020
Statutory federal tax rate	21.0%	21.0%	21.0%
Statutory state tax rate, net of federal benefits	6.4%	2.7%	2.9%
Non-deductible and non-taxable charges(1)	10.5%	0.3%	(3.1)%
Valuation allowance	(1.0)%	0.5%	(1.5)%
Prior year return adjustments	1.6%	0.4%	(0.3)%
Federal credits	(5.1)%	—%	—%
Acquisitions	(0.3)%	1.3%	0.2%
Legislative changes	(3.6)%	0.8%	—%
Uncertain tax positions	(3.8)%	—%	—%
Other	(0.3)%	0.7%	(0.4)%
Effective tax rate	25.4%	27.7%	18.8%
___________________
(1)During 2022, primarily represents the impact related to the fair value adjustment of the Forward Contract.
Deferred Tax Assets and Deferred Tax Liabilities
The components of the Company's net deferred tax assets (liabilities) were as follows:

	December 31,
(in thousands)	2022	2021
Deferred tax assets:
Accrued liabilities and reserves	$117,488	$113,085
Tax loss and credit carryforwards	468,209	594,821
Disallowed interest carryforward	185,080	140,974
Deferred revenue	187,766	140,604
Other	95,008	101,886
Total deferred tax assets	1,053,551	1,091,370
Valuation allowance	(57,715)	(60,157)
Deferred tax assets, net of valuation allowance	$995,836	$1,031,213

Deferred tax liabilities:
Subscriber system assets	$(766,067)	$(729,548)
Intangible assets	(1,035,529)	(1,139,927)
Other	(97,772)	(27,442)
Total deferred tax liabilities	(1,899,368)	(1,896,917)
Net deferred tax assets (liabilities)	$(903,532)	$(865,704)

The valuation allowance for deferred tax assets relates to the uncertainty of the utilization of certain U.S. federal and state deferred tax assets. In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence, which includes its past operating results, the existence of cumulative losses in the most recent years, and its forecast of future taxable income. In estimating future taxable income, the Company develops assumptions related to the amount of future pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates the Company is using to manage its underlying businesses. The Company believes that it is more-likely-than-not that it will generate sufficient future taxable income to realize its deferred tax assets, net of valuation allowance.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The changes in the valuation allowance for deferred tax assets were as follows:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Beginning balance	$(60,157)	$(68,013)	$(56,841)
Income tax benefit (expense)	2,428	2,378	(11,999)
Write-offs and other(1)	14	5,478	827
Ending balance	$(57,715)	$(60,157)	$(68,013)
__________________
(1)During 2021, includes the removal of valuation allowances associated with certain tax attributes that expired during the year. Both the expired attributes and related valuation allowances were removed concurrently.
As of December 31, 2022, the Company had approximately $1.6 billion of U.S. federal net operating loss (“NOL”) carryforwards with expiration periods between 2026 and 2042. Although future utilization will depend on the Company’s actual profitability and the result of income tax audits, the Company anticipates that the majority of its U.S federal NOL carryforwards will be fully utilized prior to expiration. Most of the Company’s U.S. federal NOL carryforwards are subject to limitation due to “ownership changes,” which have occurred under Internal Revenue Code (“IRC”) Section 382. The Company does not, however, expect that this limitation will impact its ability to utilize the U.S. federal NOL carryforwards.
As of December 31, 2022, the Company’s valuation allowance for deferred tax assets was primarily related to capital loss carryforwards in both the U.S. and Canada primarily generated in connection with the sale of ADT Canada during 2019. The remainder of the Company’s valuation allowance is related to other tax attributes that are not expected to be realized prior to expiration or due to limitations.
The Tax Cuts and Jobs Act of 2017 introduced IRC Section 163(j), which limits the deductibility of interest expense and allows for the excess to be carried forward indefinitely. As of December 31, 2022, the Company has not recorded a valuation allowance against the disallowed interest carryforward as the Company believes it has sufficient sources of future taxable income to realize the related tax benefit.
Unrecognized Tax Benefits
The Company recognizes positions taken or expected to be taken in a tax return in the consolidated financial statements when it is more-likely-than-not (i.e., a likelihood of more than 50%) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit with greater than 50% likelihood of being realized upon ultimate settlement. The Company records liabilities for positions that have been taken but do not meet the more-likely-than-not recognition threshold. The Company adjusts the liabilities for unrecognized tax benefits in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a change to the estimated liabilities. The Company includes interest and penalties associated with unrecognized tax benefits as income tax expense and as a component of the recorded balance of unrecognized tax benefits, which is reflected in other liabilities, or net of related tax loss carryforwards in the Consolidated Balance Sheets. Interest and penalties associated with unrecognized tax benefits were not material to the Company's consolidated financial statements for the periods presented.
The following is a roll-forward of unrecognized tax benefits:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Beginning balance	$66,221	$65,990	$65,117
Gross increase related to prior year tax positions	5,063	373	1,348
Gross decrease related to prior year tax positions	—	—	(732)
Increases related to acquisitions	—	—	400
Decreases related to lapse of statute of limitation	(15,107)	(142)	(143)
Ending balance	$56,177	$66,221	$65,990
The Company’s unrecognized tax benefits relate to tax years that are subject to audit by the taxing authorities in the U.S. federal, state and local, and foreign jurisdictions. Based on the current tax statutes and status of its income tax audits, the Company does not expect any significant portion of its unrecognized tax benefits to be resolved in the next twelve months.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Open Tax Years by Jurisdiction

Jurisdiction	Years Open to Audit
Federal	2019 - 2021
State	2017 - 2021
Canada	2017 - 2021
The Company files a consolidated return for its U.S. entities and, prior to the sale of ADT Canada in 2019, separate returns for each Canadian entity. These income tax returns are subject to audit by the taxing authorities that may culminate in proposed assessments which may ultimately result in a change to the estimated income taxes.
Federal Tax Legislation
In response to the COVID-19 Pandemic, the American Rescue Plan Act of 2021 (the “2021 Rescue Act”) and the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) were signed into law in March 2021 and March 2020, respectively, and included significant corporate income tax and payroll tax provisions intended to provide economic relief to address the impact of the COVID-19 Pandemic.
During 2020, the Company recognized favorable cash flow impacts related to the accelerated refund of previously generated alternative minimum tax credits, as well as from the deferral of remittance of certain 2020 payroll taxes, of which approximately 50% of the deferred amount was paid during the fourth quarter of 2021, and the remainder paid during January 2023.
The Company also recognized a benefit from an increase in the interest expense limitation from 30% to 50% for tax years 2019 and 2020.
Tax Cuts and Jobs Act - Certain changes to U.S. federal tax law included in the Tax Cuts and Jobs Act of 2017 had a delayed effective date and have taken effect for 2022. Under IRC Section 163(j), the limitation on net business interest expense deductions will no longer be increased by deductions for depreciation, amortization, or depletion. Under IRC Section 174, specified research and experimentation expenditures must now be capitalized and amortized.
Inflation Reduction Act - The Inflation Reduction Act (the “IRA”) was signed into law in August 2022. The IRA, among other provisions, implements (i) a 15% corporate alternative minimum tax (“CAMT”) on book income of corporations whose average annual adjusted financial statement income during the most recently-completed three-year period exceeds $1.0 billion, (ii) a 1% excise tax on net stock repurchases, and (iii) several tax incentives to promote clean energy including an extension of the investment tax credit. Both the CAMT and the excise tax provisions are effective for tax years beginning after December 31, 2022, and as of December 31, 2022, the Company does not anticipate any material impact.
10.     EQUITY
Common Stock and Class B Common Stock
During September 2020, the Company amended its articles of incorporation to authorize the issuance of 100,000,000 shares of Class B common stock, par value of $0.01 per share (“Class B Common Stock”), as well as to increase the number of authorized shares of preferred stock, par value of $0.01 per share, to 1,000,000.
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
such shares of Class B Common Stock, and (ii) to the extent HSR Clearance is not required prior to such holder’s conversion of such shares of Class B Common Stock, the date that such holder owns such shares of Class B Common Stock.
Issuances of Common Stock
Issuances of Common Stock other than as related to the exercise or vesting of share-based compensation awards includes:
•In October 2022, the Company issued approximately 133 million shares of Common Stock for an aggregate purchase price of $1.2 billion as part of the State Farm Strategic Investment (as defined below).
•In June 2022, the Company issued approximately 2 million shares of Common Stock as consideration for a business acquisition.
•In December 2021, the Company issued approximately 70 million shares of Common Stock with a fair value of $529 million in connection with the ADT Solar Acquisition. Additionally, during 2022, the Company issued the Delayed Shares in connection with the ADT Solar Acquisition as discussed in Note 4 “Acquisitions and Disposition.”
•In January 2020, the Company issued approximately 16 million shares of Common Stock with a fair value of $114 million in connection with the Defenders Acquisition.
Issuance of Class B Common Stock
In September 2020, the Company issued and sold 54,744,525 shares of Class B Common Stock for an aggregate purchase price of $450 million to Google LLC (“Google”) in a private placement pursuant to a securities purchase agreement dated July 31, 2020 (the “Securities Purchase Agreement”).
In connection with the issuance of the Class B Common Stock, the Company and Google entered into an Investor Rights Agreement (the “Google Investor Rights Agreement”), pursuant to which Google agreed to be bound by customary transfer restrictions and drag-along rights, and be afforded customary registration rights with respect to shares of Class B Common Stock held directly by Google. Under the terms of the Google Investor Rights Agreement, Google is prohibited, subject to certain exceptions, from transferring any shares of Class B Common Stock or any shares of Common Stock issuable upon conversion of the Class B Common Stock beneficially owned by Google until the earlier of (i) the three-year anniversary of issuance, (ii) the date on which the Google Commercial Agreement (as defined in Note 13 “Commitments and Contingencies”) has been terminated under certain specified circumstances, and (iii) September 30, 2022 if the Company breaches certain of its obligations under the Google Commercial Agreement.
The Company estimated the fair value of the issued Class B Common Stock to be approximately $450 million, which represents a Level 3 fair value measurement. The estimation of the fair value included the following inputs: (i) the price per share of Common Stock; (ii) the length of the holding period restriction; (iii) an expected dividend-yield of 1.5% during the holding period restriction, which was based on the projected dividend run-rate and dividing by the stock price; and (iv) an expected share price volatility of 30% during the holding period restriction period, which was implied based upon an average of historical volatility of publicly traded companies in industries similar to the Company, as the Company did not have sufficient trading history to use as a basis for actual stock price volatility, as well as consideration for the Company’s debt-to-equity ratio. The intrinsic value of the contingently exercisable beneficial conversion feature related to the ability to convert Class B Common Stock to Common Stock as well as the fair value of Google’s option to purchase additional shares of Class B Common Stock were not material.
State Farm Strategic Investment and Tender Offer
State Farm Strategic Investment
On September 5, 2022, the Company entered into a securities purchase agreement (the “State Farm Securities Purchase Agreement”) with State Farm, pursuant to which the Company agreed to issue and sell in a private placement to State Farm 133 million shares of the Company’s Common Stock (the “State Farm Shares”) at a per share price of $9.00 for an aggregate purchase price of $1.2 billion (the “State Farm Strategic Investment”).
On September 12, 2022, in connection with the State Farm Strategic Investment, the Company commenced a tender offer to purchase up to 133 million shares of the Company’s Common Stock (including shares issued upon conversion of shares of Class B Common Stock ) (the “Tender Shares”) at a price of $9.00 per share (the “Tender Offer”) using proceeds from the State Farm Strategic Investment.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Tender Offer
Concurrently with the execution of the State Farm Securities Purchase Agreement, (i) Apollo delivered to the Company a Tender and Support Agreement, pursuant to which Apollo agreed to collectively tender (and not withdraw) no fewer than 133 million shares of Common Stock in the Tender Offer (the “Apollo Support Agreement”), and (ii) Google delivered to the Company a Support Agreement, pursuant to which Google agreed to not convert and tender any of its shares of Class B Common Stock.
The Tender Offer was considered a contingent forward purchase contract (the “Forward Contract”), which was recorded at fair value in the Consolidated Balance Sheet. The fair value of the Forward Contract was estimated as the difference between the present value of the cash consideration to be paid and the value of the Company’s Common Stock to be tendered. At the commencement of the Tender Offer, the Company recorded a liability and a reduction to additional paid in capital of $42 million. The change in fair value from inception through December 31, 2022 recognized in other income (expense) was a net loss of $63 million.
Fees associated with the Tender Offer were not material for the year ended December 31, 2022.
The Tender Offer expired on October 20, 2022. On October 26, 2022, the Company used proceeds from the State Farm Strategic Investment to repurchase an aggregate of 133 million shares of the Company’s Common Stock at a purchase price of $9.00 per share for an aggregate purchase price of $1.2 billion, excluding fees and expenses, subject to the terms and conditions described in the Offer to Purchase dated September 12, 2022 (as amended from time to time, the “Offer to Purchase”). The Tender Shares were subject to the “odd lot” priority and proration provisions described in the Offer to Purchase as the Tender Offer was substantially over-subscribed. No shares of Class B Common Stock were converted and tendered in the Tender Offer.
State Farm Investor Rights Agreement
At the Closing, the Company and State Farm entered into an Investor Rights Agreement (the “State Farm Investor Rights Agreement”), pursuant to which the Board of Directors of the Company (the “Board”) increased its size by one director and appointed a designee of State Farm as a member of the Board.
Pursuant to the terms of the State Farm Investor Rights Agreement, State Farm will also be bound by customary transfer and standstill restrictions and drag-along rights, and be afforded customary registration rights with respect to the State Farm Shares. In particular, State Farm (a) will be prohibited, subject to certain customary exceptions, from transferring any of the State Farm Shares until the earlier of (i) the three-year anniversary of the Closing and (ii) the date on which the State Farm Development Agreement has been validly terminated, other than in the event of termination by the Company for a material breach thereof by State Farm, and (b) will be subject to certain standstill restrictions, including that State Farm will be restricted from acquiring additional equity securities of the Company if such acquisition would result in State Farm (and its affiliates) acquiring beneficial ownership in excess of 18% of the issued and outstanding Common Stock, taking into account on an as-converted basis the issued and outstanding Class B Common Stock, until five (5) days after the date that no designee of State Farm serves on the Board and State Farm has no rights (or has irrevocably waived its right) to nominate a designee to the Board. Notwithstanding the standstill restrictions described above, State Farm will not be restricted from acquiring shares of Common Stock or other equity securities of the Company from Prime Security Services TopCo Parent, L.P. and its affiliates so long as State Farm and its affiliates would not, subject to certain exceptions, beneficially own in excess of 25% of the issued and outstanding Common Stock, taking into account on an as-converted basis the issued and outstanding Class B Common Stock, as a result of such acquisition.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In addition, under the terms of the State Farm Investor Rights Agreement, in the event that the Company proposes to issue and sell shares of Common Stock, Class B Common Stock, or other equity securities of the Company to certain homeowners’ insurance and reinsurance companies, State Farm will have a right of first refusal with respect to such proposed issuance and sale on the same terms and conditions (the “ROFR”). The ROFR will terminate upon the earliest to occur of (i) State Farm and its permitted transferees no longer collectively owning shares of Common Stock equal to at least 50% of the State Farm Shares; (ii) the termination of the State Farm Development Agreement by the Company for a material breach by State Farm; and (iii) to the extent that the State Farm Development Agreement does not remain in effect on such date, the five (5) year anniversary of the Closing.
State Farm Development Agreement
At the Closing, the Company, ADT LLC (an indirect wholly owned subsidiary of the Company), and State Farm entered into the State Farm Development Agreement pursuant to which State Farm committed up to $300 million to an Opportunity Fund that will fund certain product and technology innovation, customer growth, and marketing initiatives to be agreed on between State Farm and the Company.
Additionally at the Closing, the Company received $100 million of the Opportunity Fund, which will be restricted until such time as the Company uses the funds in accordance with the State Farm Development Agreement. The Company’s use of the funds is also subject to approval by State Farm. The Company recorded the cash received from the Opportunity Fund as restricted cash and a corresponding liability, which is reflected in accrued expenses and other current liabilities as of December 31, 2022.
Dividends
Stockholders are entitled to receive dividends when, as, and if declared by the Company’s board of directors out of funds legally available for that purpose.

(in thousands, except per share data)			Common Stock		Class B Common Stock
Declaration Date	Record Date	Payment Date	Per Share	Aggregate	Per Share	Aggregate
Year Ended December 31, 2022
3/1/22	3/17/22	4/4/22	$0.035	$29,842	$0.035	$1,916
5/5/22	6/16/22	7/5/22	0.035	30,028	0.035	1,916
8/4/22	9/15/22	10/4/22	0.035	30,112	0.035	1,916
11/3/22	12/15/22	1/4/23	0.035	30,189	0.035	1,916
Total			$0.140	$120,171	$0.140	$7,664
Year Ended December 31, 2021
2/25/21	3/18/21	4/1/21	$0.035	$27,220	$0.035	$1,916
5/5/21	6/17/21	7/1/21	0.035	27,268	0.035	1,916
8/4/21	9/16/21	10/5/21	0.035	27,270	0.035	1,916
11/9/21	12/16/21	1/4/22	0.035	29,732	0.035	1,916
Total			$0.140	$111,490	$0.140	$7,664
During 2020, the Company declared aggregate dividends of $0.14 per share on Common Stock ($108 million) and $0.07 per share on Class B Common Stock ($4 million). The amount of dividends settled in shares of Common Stock was not material.
Subsequent Event - On February 28, 2023, the Company announced a dividend of $0.035 per share to holders of Common Stock and Class B Common Stock of record on March 16, 2023, which will be distributed on April 4, 2023.
Accumulated Other Comprehensive Income (Loss)
Refer to Note 8 “Derivative Financial Instruments” for AOCI reclassifications associated with cash flow hedges. Other changes in AOCI, which primarily relate to the Company’s defined benefit pension plans, were not material.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11.     SHARE-BASED COMPENSATION
The Company grants share-based compensation awards to participants under the 2016 Equity Incentive Plan (the “2016 Plan”) and the 2018 Omnibus Incentive Plan (the “2018 Plan”). Share-based compensation expense recognized in selling, general, and administrative expenses was as follows:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Share-based compensation expense	$66,566	$61,237	$96,013
2016 Plan
As of December 31, 2022, the Company is authorized to issue no more than approximately 5 million shares of Common Stock by the exercise or vesting of granted awards under the 2016 Plan. The Company does not expect to issue additional awards under the 2016 Plan. Unrecognized share-based compensation expense as of December 31, 2022 and share-based compensation expense during 2022, 2021, and 2020 for awards granted under the 2016 Plan were not material.
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
The Company recorded share-based compensation expense on the Distributed Shares Performance Tranche on a straight-line basis over the derived service period of approximately three years from the IPO date, as the vesting conditions were deemed probable following the consummation of the IPO. Share-based compensation expense associated with the Distributed Shares Performance Tranche during 2022, 2021, and 2020 was not material.
The following table summarizes activity related to the Distributed Shares during 2022:

	Performance Tranche
	Number of Distributed Shares	Weighted-Average Grant Fair Value
Unvested as of December 31, 2021	9,503,668	$13.08
Vested	—	—
Forfeited	(180,182)	14.48
Unvested as of December 31, 2022	9,323,486	$13.05

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In December 2019, the exercise price of all options under the 2018 Plan that were granted prior to the payment of a special dividend in 2019 were adjusted downward by $0.70 in accordance with plan provisions, which allow for adjustments to the exercise price of options upon the occurrence of certain events, such as changes in capital or operating structure.
Top-up Options
In connection with the Class B Unit Redemption in 2018, the Company granted 12.7 million options to holders of Class B Units (the “Top-up Options”). The Top-up Options have an exercise price equal to the IPO price per share of the Company’s Common Stock, as adjusted in accordance with 2018 Plan provisions, and a contractual term of ten years from the grant date. Similar to the vesting conditions outlined above for the Distributed Shares, the Top-up Options contain a tranche subject to service-based vesting (the “Top-up Options Service Tranche”) and a tranche subject to vesting based upon the achievement of certain investment return thresholds by Apollo (the “Top-up Options Performance Tranche”). Recipients of the Top-up Options received both vested and unvested Top-up Options in the same proportion as the vested and unvested Class B Units held immediately prior to the IPO and Class B Unit Redemption. The Top-up Options vesting conditions are the same as those attributable to the Distributed Shares, including the condition that accelerated vesting of the unvested options in the Top-up Options Service Tranche causing them to become fully vested six months from the IPO. Any shares of the Company’s Common Stock acquired upon exercise of the Top-up Options will be subject to the terms of the MIRA.
The Company recorded share-based compensation expense associated with the Top-up Options Service Tranche on a straight-line basis over the requisite service period of six months from the IPO.
Share-based compensation expense associated with the Top-up Options Performance Tranche was recognized on a straight-line basis over the derived service period of approximately three years from the IPO date and was not material during the periods presented.
The following table summarizes activity related to the 2018 Plan Top-up Options:

	Service Tranche		Performance Tranche
	Number of Top-up Options	Weighted-Average Exercise Price	Number of Top-up Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value(a) (in thousands)	Weighted-Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2021	5,974,369	$13.30	5,850,549	$13.30
Exercised	—	—	—	—
Forfeited	(19,115)	13.30	(135,488)	13.30
Outstanding as of December 31, 2022	5,955,254	$13.30	5,715,061	$13.30	—	5.0
Exercisable as of December 31, 2022	5,955,254	$13.30	—	$13.30	—	5.0
________________________
(a)The intrinsic value represents the amount by which the fair value of the Company’s Common Stock exceeds the option exercise price as of December 31, 2022.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Options
Options granted under the 2018 Plan are primarily service-based awards that vest over a three-year period from the date of grant, have an exercise price equal to the closing price per share of the Company’s Common Stock on the date of grant, as adjusted in accordance with 2018 Plan provisions, and have a contractual term of ten years from the date of grant.
The Company did not grant any options during 2022 and 2021. During 2020, the grant date fair values of options granted under the 2018 Plan were determined using the Black-Scholes valuation approach with the following assumptions:

Risk-free interest rate	0.51% - 1.40%
Expected exercise term (years)	6
Expected dividend yield	2.2% - 2.7%
Expected volatility	45% - 46%
The risk-free interest rate was based on U.S. Treasury bonds with a zero-coupon rate. The Company did not have sufficient historical exercise data, and, as such, the Company estimated the expected exercise term based on factors such as vesting period, contractual period, and other share-based compensation awards with similar terms and conditions. The dividend yield was calculated by taking the annual dividend run-rate and dividing by the stock price at date of grant. The stock price volatility was implied based upon an average of historical volatility of publicly traded companies in industries similar to the Company, as the Company did not have sufficient trading history to use as a basis for actual stock price volatility, as well as consideration for the Company’s debt-to-equity ratio.
The weighted-average grant date fair values of options granted during 2020 was $1.77.
The following table summarizes activity related to 2018 Plan options during 2022:

	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value(a) (in thousands)	Weighted-Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2021	21,465,818	$6.64
Granted	—	—
Exercised	(2,984,552)	5.39
Forfeited	(515,640)	11.23
Outstanding as of December 31, 2022	17,965,626	$6.67	$52,245	6.3
Exercisable as of December 31, 2022	14,515,244	$6.73	$43,134	6.2
________________________
(a)The intrinsic value represents the amount by which the fair value of the Company’s Common Stock exceeds the option exercise price as of December 31, 2022.
Share-based compensation expense associated with options granted under the 2018 Plan was $7 million, $12 million, and $16 million during 2022, 2021, and 2020, respectively. The cash flow and the intrinsic value of options exercised were not material during 2022, 2021, and 2020.
As of December 31, 2022, unrecognized compensation cost related to options was not material.
Restricted Stock Units
RSUs granted under the 2018 Plan are primarily service-based awards with a three-year graded vesting period from the date of grant. The fair value is equal to the closing price per share of the Company’s Common Stock on the date of grant.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes activity related to the 2018 Plan RSUs (including DEUs) during 2022:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2021	15,544,846	$6.90
Granted	6,599,292	7.85
Vested	(7,769,568)	6.76
Forfeited	(1,219,161)	7.83
Unvested as of December 31, 2022	13,155,409	$7.38
Share-based compensation expense associated with RSUs granted under the 2018 Plan was $55 million, $46 million, and $39 million during 2022, 2021, and 2020, respectively.
The fair value of RSUs (including DEUs) that vested and converted to shares of Common Stock on their respective vesting dates was approximately $59 million and $52 million during 2022 and 2021, respectively, and was not material during 2020.
As of December 31, 2022, unrecognized compensation cost related to RSUs granted under the 2018 Plan was $38 million, which will be recognized over a period of 1.7 years.
Other
In June 2022, the Company granted 1.6 million performance share units (“PSUs”) in connection with a business combination that the Company will account for as share-based compensation. These PSUs contain both service and performance vesting conditions that must be met on an annual basis with the final vesting date in October 2025. The fair value of the PSUs is equal to the closing price per share of the Company’s Common Stock on the date of grant, which resulted in a weighted-average grant date fair value of $7.46. The PSUs are not entitled to dividend equivalent units. The impact from the PSUs was not material during 2022.
12.     NET INCOME (LOSS) PER SHARE
The Company applies the two-class method for computing and presenting net income (loss) per share for each class of common stock, which allocates current period net income (loss) to each class of common stock and participating securities based on dividends declared and participation rights in the remaining undistributed earnings or losses.
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
Additionally, basic weighted-average shares outstanding for the year ended December 31, 2021 includes the Delayed Shares issued in connection with the ADT Solar Acquisition as discussed in Note 4 “Acquisitions and Disposition.”
During 2021 and 2020, all potential shares of Common Stock that would be dilutive were excluded from the diluted net income (loss) per share of Common Stock computation because their effect would be anti-dilutive. As a result, basic net income (loss) per share of Common Stock is equal to diluted net income (loss) per share of Common Stock for those periods.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
(in thousands, except per share amounts)	2022	2021	2020
Allocation of net income (loss) - basic	$162,200	$(318,062)	$(620,856)
Dilutive effect (including conversion of Class B Common Stock)	7,868	—	—
Allocation of net income (loss) - diluted	$170,068	$(318,062)	$(620,856)

Weighted-average shares outstanding - basic	848,465	770,620	760,483
Dilutive effect (including conversion of Class B Common Stock)	66,603	—	—
Weighted-average shares outstanding - diluted	915,068	770,620	760,483

Net income (loss) per share - basic	$0.19	$(0.41)	$(0.82)
Net income (loss) per share - diluted	$0.19	$(0.41)	$(0.82)
During 2021 and 2020, the potential shares of Common Stock that were excluded from the computation of diluted income (loss) per share of Common Stock were share-based compensation awards of approximately 61 million and 66 million, respectively, and all shares of Class B Common Stock.
Additionally, the basic and diluted earnings per share computations for Common Stock exclude approximately 9 million, 10 million, and 10 million unvested shares during 2022, 2021, and 2020, respectively, as their vesting is contingent upon achievement of certain performance requirements which had not been met during the respective periods.
Class B Common Stock:
During 2022 and 2021, there were no potential shares of Class B Common Stock. During 2020, potential shares of Class B Common Stock included (i) incremental shares of Class B Common Stock calculated using the treasury stock method for the period in which the Securities Purchase Agreement was outstanding prior to closing and (ii) incremental shares of Class B Common Stock calculated using the treasury stock method for Google’s option to purchase additional shares of Class B Common Stock prior to closing.

	Years Ended December 31,
(in thousands, except per share amounts)	2022	2021	2020
Allocation of net income (loss) - basic	$10,418	$(22,758)	$(11,337)
Dilutive effect	(188)	—	(1,952)
Allocation of net income (loss) - diluted	$10,230	$(22,758)	$(13,289)

Weighted-average shares outstanding - basic	54,745	54,745	15,855
Dilutive effect	—	—	2,089
Weighted-average shares outstanding - diluted	54,745	54,745	17,944

Net income (loss) per share - basic	$0.19	$(0.41)	$(0.72)
Net income (loss) per share - diluted	$0.19	$(0.41)	$(0.74)
13.     COMMITMENTS AND CONTINGENCIES
Contractual Obligations
The Company’s contractual obligations for goods or services entered into in the ordinary course of business, including agreements that are enforceable and legally binding and have a remaining term in excess of one year, primarily consist of information technology services and equipment, including investments in the Company’s information technology infrastructure and telecommunication services.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides the Company’s contractual obligations as of December 31, 2022 (in thousands):

2023	2024	2025	2026	2027	Thereafter	Total
$175,861	$67,286	$43,386	$24,826	$412	$—	$311,771
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
The Google Commercial Agreement also specifies that each party shall contribute $150 million towards the joint marketing of devices and services; customer acquisition; training of the Company’s employees for the sales, installation, customer service, and maintenance for the product and service offerings; and technology updates for products included in such offerings. Each party is required to contribute such funds in three equal tranches, subject to the attainment of certain milestones. The Company expects to contribute the majority of these amounts by the end of 2025, however, the timing of these contributions is still uncertain.
In August 2022, the Company and Google further amended the Google Commercial Agreement (the “Google Commercial Agreement Amendment”), pursuant to which Google has agreed to commit an additional $150 million to fund growth, data and insights, product innovation and technology advancements, customer acquisition, and marketing, as mutually agreed by the Company and Google. The additional success funds will be funded in three equal tranches, subject to the attainment of certain milestones.
Guarantees
In the normal course of business, the Company is liable for contract completion and product performance. The Company’s guarantees primarily relate to standby letters of credit related to its insurance programs and totaled $93 million and $76 million as of December 31, 2022 and 2021, respectively. The Company does not believe such obligations will materially affect its financial position, results of operations, or cash flows.
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
Legal Proceedings
The Company is subject to various claims and lawsuits in the ordinary course of business, which include among other things commercial general liability claims, automobile liability claims, contractual disputes, worker’s compensation claims, labor law and employment claims, claims related to alleged alarm system failures, claims that the Company infringed on the intellectual property of others, and consumer and employment class actions. The Company is also subject to regulatory and governmental examinations, information requests and subpoenas, inquiries, investigations, and threatened legal actions and proceedings. In connection with such formal and informal inquiries, the Company receives numerous requests, subpoenas, and orders for documents, testimony, and information in connection with various aspects of its activities.
The Company records accruals for losses that are probable and reasonably estimable. These accruals are based on a variety of factors such as judgment, probability of loss, opinions of internal and external legal counsel, and actuarially determined

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
estimates of claims incurred but not yet reported based upon historical claims experience. Legal costs in connection with claims and lawsuits in the ordinary course of business are expensed as incurred. Additionally, the Company records insurance recovery receivables from third-party insurers when recovery has been determined to be probable. The Company has not accrued for any contingent liabilities for which the likelihood of loss cannot be determined, is less than probable, or for which the range of potential loss cannot be reasonably estimated.
As of December 31, 2022 and 2021, the Company’s accrual for ongoing claims and lawsuits within the scope of an insurance program totaled approximately $90 million for both periods respectively. The Company’s accrual related to ongoing claims and lawsuits not within the scope of an insurance program is not material.
Unauthorized Access by a Former Technician
In April 2020, after investigating a customer inquiry, the Company self-disclosed that a former technician based in Dallas, Texas had, during service visits, added his personal email address to certain of the Company’s customers’ accounts, which provided this employee with varying levels of unauthorized personal access to such customers’ in-home security systems. As of December 31, 2022, the Company and its insurers had settled all material pending lawsuits, arbitrations, and demands arising from this incident. All such pending settlements and agreements are for monetary amounts within the Company’s insured levels.
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
The Company’s right-of-use assets and lease liabilities primarily represent lease payments that are fixed at the commencement of a lease and variable lease payments that are dependent on an index or rate. Lease payments are recognized as lease cost on a straight-line basis over the lease term, which is determined as the non-cancelable period, including periods in which termination options are reasonably certain of not being exercised and periods in which renewal options are reasonably certain of being exercised. The discount rate is determined using the Company’s incremental borrowing rate coinciding with the lease term at the commencement of a lease. The incremental borrowing rate is estimated based on publicly available data for the Company’s debt instruments and other instruments with similar characteristics.
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Right-of-Use Assets and Lease Liabilities:

(in thousands)			December 31,
Presentation and Classification:			2022	2021
Operating	Current	Prepaid expenses and other current assets	$210	$230
Operating	Non-current	Other assets	128,455	125,945
Finance	Non-current	Property and equipment, net(1)	93,013	88,962
Total right-of-use assets			$221,678	$215,137

Operating	Current	Accrued expenses and other current liabilities	$28,696	$37,359
Finance	Current	Current maturities of long-term debt	48,512	38,730
Operating	Non-current	Other liabilities	116,823	99,734
Finance	Non-current	Long-term debt	46,376	54,350
Total lease liabilities			$240,407	$230,173
_________________
(1) Finance right-of-use assets are recorded net of accumulated depreciation of approximately $106 million and $78 million as of December 31, 2022 and 2021, respectively.
Lease Cost:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Operating lease cost	$47,047	$48,078	$56,680
Finance lease cost:
Amortization of right-of-use assets	43,627	29,269	24,509
Interest on lease liabilities	3,680	2,823	3,122
Variable lease costs	90,671	72,367	47,013
Total lease cost	$185,025	$152,537	$131,324
Cash Flow and Supplemental Information:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases:
Operating cash flows	$47,708	$50,721	$56,235
Finance Leases:
Operating cash flows	$3,680	$2,823	$3,122
Financing cash flows	$44,978	$32,123	$27,956

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$49,193	$21,203	$47,870
Finance leases	$48,439	$46,920	$15,326

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Lease Term and Discount Rate:

	December 31,
	2022	2021
Weighted-average remaining lease term (years):
Operating leases	5.4	4.2
Finance leases	2.8	2.8
Weighted-average discount rate:
Operating leases	5.5%	4.8%
Finance leases	4.5%	3.7%
Maturity of Lease Liabilities:

	December 31, 2022
(in thousands)	Operating Leases	Finance Leases
2023	$33,049	$44,629
2024	36,235	31,050
2025	29,518	19,370
2026	23,519	5,332
2027	15,956	714
Thereafter	36,115	—
Total lease payments (including interest)	$174,392	$101,095
Less interest	28,873	6,207
Total	$145,519	$94,888
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
15.     RETIREMENT PLANS
Defined Contribution Plans
The Company maintains qualified defined contribution plans, which include 401(k) matching programs. Expense for the defined contribution plans is computed as a percentage of participants’ compensation and was $47 million, $45 million, and $40 million during 2022, 2021, and 2020, respectively.
Multi-employer Plans
The Company participates in certain multi-employer union pension plans, which provide benefits for a group of the Company’s unionized employees. The Company does not believe these multi-employer plans, including the Company’s required contributions and any underfunded liabilities under such plans, are material to the Company’s consolidated financial statements.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Defined Benefit Plans
The Company provides a defined benefit pension plan and certain other postretirement benefits to certain employees. These plans are frozen and are not material to the Company’s consolidated financial statements. As of December 31, 2022 and 2021, the fair values of pension plan assets were $49 million and $71 million, respectively, and the fair values of projected benefit obligations were $56 million and $75 million, respectively. As a result, the plans were underfunded by approximately $7 million and $4 million as of December 31, 2022 and 2021, respectively, and were recorded as a net liability.
Net periodic benefit cost associated with these plans was not material during 2022, 2021, and 2020.
In February 2021, the Company purchased annuity contracts for a certain class of pensioners and beneficiaries which settled a portion of the projected benefit obligation and is not material to the Company’s consolidated financial statements.
Deferred Compensation Plan
The Company maintains a non-qualified supplemental savings and retirement plan, which permits eligible employees to defer a portion of their compensation. Deferred compensation liabilities are reflected in other liabilities and were $27 million and $32 million as of December 31, 2022 and 2021, respectively. Deferred compensation expense was not material during 2022, 2021, and 2020.
16.     RELATED PARTY TRANSACTIONS
The Company’s related party transactions primarily relate to products and services received from, or monitoring and related services provided to, other entities affiliated with Apollo, as well as, from time to time, management, consulting, and transaction advisory services provided by Apollo to the Company. There were no significant related party transactions during the periods presented other than as described below.
Apollo
There were no significant related party transactions with Apollo during 2022, 2021, and 2020, respectively.
Upon initial funding of the Term Loan A Facility, the Company will owe fees to Apollo, which are not expected to be material, related to Apollo’s performance of placement agent services related to such debt.
State Farm
As discussed in Note 10 “Equity,” in October 2022, State Farm became a related party in connection with the State Farm Strategic Investment. Other than as related to the State Farm Strategic Investment and State Farm Development Agreement, there were no significant related party transactions with State Farm during 2022.
Canopy
Canopy is considered a related party under GAAP, as the Company accounts for its investment under the equity method of accounting. Except for the transactions described in Note 5 “Equity Method Investments,” there were no other significant related party transactions with Canopy during 2022.
Sunlight Financial LLC
ADT Solar uses Sunlight Financial LLC (“Sunlight”), an entity affiliated with Apollo, to access certain loan products for ADT Solar customers, as discussed in Note 2 “Revenue and Receivables.”
Total loans funded by Sunlight were approximately $436 million for the year ended December 31, 2022. As of December 31, 2022, the Company may be required to repurchase approximately $56 million of such loans.
Additionally, the Company incurred $54 million of financing fees for the year ended December 31, 2022. As of December 31, 2022, net amounts due to/from Sunlight were not significant.
Amounts paid to Sunlight were not material for the year ended December 31, 2021.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Rackspace
During October 2020, the Company entered into a master services agreement with Rackspace US, Inc. (“Rackspace”), an entity affiliated with Apollo, for the provision of cloud storage, equipment, and services to facilitate the implementation of the Company’s cloud migration strategy for certain applications.
The master services agreement includes a minimum purchase commitment of $50 million over a seven year term, which can be satisfied through spend with other parties. As of December 31, 2022, total purchases towards the satisfaction of this commitment were approximately $24 million since inception. The Company incurred fees to Rackspace of $14 million, $6 million, and $0.5 million during 2022, 2021, and 2020, respectively.
Other Transactions
During 2022, the Company incurred fees with certain entities affiliated with Apollo including (i) $3.0 million for a digital customer experience partner; (ii) $2.7 million for certain technical services encompassing the purchase and support of IT equipment; and (iii) $2.2 million for certain technology and communications services.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17.     CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ADT INC.
(PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS
(in thousands)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$14,639	$1,947
Total current assets	14,639	1,947
Investment in subsidiaries and other assets	4,076,375	3,850,198
Total assets	$4,091,014	$3,852,145

Liabilities and stockholders' equity
Current liabilities:
Dividends payable and other current liabilities	$34,424	$47,482
Total current liabilities	34,424	47,482
Long-term debt	536,495	527,098
Other liabilities	86,992	28,846
Total liabilities	657,911	603,426
Total stockholders' equity	3,433,103	3,248,719
Total liabilities and stockholders' equity	$4,091,014	$3,852,145
The accompanying notes are an integral part of these condensed financial statements

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ADT INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Years Ended December 31,
	2022	2021	2020
Selling, general, and administrative expenses	$2,583	$117	$807
Merger, restructuring, integration, and other	(6,011)	(1,444)	4,532
Operating income (loss)	(3,428)	(1,327)	5,339
Interest expense, net	(8,086)	(8,743)	(8,342)
Other income (expense)	(63,394)	—	—
Equity in net income (loss) of subsidiaries	240,670	(333,404)	(618,512)
Net income (loss)	172,618	(340,820)	(632,193)
Other comprehensive income (loss), net of tax	21,773	49,642	(60,239)
Comprehensive income (loss)	$194,391	$(291,178)	$(692,432)

Net income (loss) per share - basic:
Common stock	$0.19	$(0.41)	$(0.82)
Class B common stock	$0.19	$(0.41)	$(0.72)

Weighted-average shares outstanding - basic:
Common stock	848,465	770,620	760,483
Class B common stock	54,745	54,745	15,855

Net income (loss) per share - diluted:
Common stock	$0.19	$(0.41)	$(0.82)
Class B common stock	$0.19	$(0.41)	$(0.74)

Weighted-average shares outstanding - diluted:
Common stock	915,068	770,620	760,483
Class B common stock	54,745	54,745	17,944
The accompanying notes are an integral part of these condensed financial statements

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ADT INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$172,618	$(340,820)	$(632,193)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in net (income) loss of subsidiaries	(240,670)	333,404	618,512
Change in fair value of other financial instruments	63,396	—	—
Other, net	49,470	24,391	30,687
Net cash provided by (used in) operating activities	44,814	16,975	17,006
Cash flows from investing activities:
Contributions to subsidiaries	—	(40,000)	(275,000)
Distributions from subsidiaries	118,200	8,700	260,852
Acquisition of businesses	—	—	(201,453)
Other investing, net	—	—	750
Net cash provided by (used in) investing activities	118,200	(31,300)	(214,851)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of expenses	1,180,000	—	447,811
Dividends on common stock	(127,125)	(116,348)	(109,328)
Repurchases of common stock	(1,200,000)	—	(4)
Other financing, net	(3,197)	(6,472)	(1,896)
Net cash provided by (used in) financing activities	(150,322)	(122,820)	336,583

Cash and cash equivalents and restricted cash and restricted cash equivalents:
Net increase (decrease) during the period	12,692	(137,145)	138,738
Beginning balance	1,947	139,092	354
Ending balance	$14,639	$1,947	$139,092

Supplementary cash flow information:
Issuance of shares for acquisition of business	$55,485	$528,503	$113,841
The accompanying notes are an integral part of these condensed financial statements

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The condensed financial statements of ADT Inc. have been prepared using the same accounting principles and policies described in the other notes to the consolidated financial statements with the only exception being that the parent company accounts for its subsidiaries using the equity method of accounting. These condensed financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes thereto.
2. Transactions with Subsidiaries
The majority of ADT Inc.’s transactions with its subsidiaries are related to (i) the receipt of distributions from subsidiaries in order to fund equity transactions, such as the payment of dividends and the repurchase of Common Stock; (ii) the contribution to subsidiaries of proceeds received from equity transactions; or (iii) the integration of business acquisitions into the Company’s organizational structure.
During 2022, ADT Inc. made non-cash contributions to subsidiaries of approximately $82 million primarily related to the transfer of net assets of certain subsidiaries for share-based compensation.
During 2021, ADT Inc. made non-cash contributions to subsidiaries of approximately $630 million related to the transfer of net assets of certain subsidiaries for the acquisition of ADT Solar, including $529 million in the issuance of shares, as well as, share-based compensation.
During 2020, ADT Inc. acquired Defenders and Cell Bounce. In addition, ADT Inc. received a non-cash distribution of $43 million related to intangible assets from a subsidiary and made non-cash contributions to subsidiaries of approximately $434 million related to the transfer of net assets of certain subsidiaries and share-based compensation.