Form 10-Q
period 2023-03-31
ADT Inc.
filed 2023-05-02
CIK 1703056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 25, 2023, there were 866,839,221 shares outstanding of the registrant’s common stock, $0.01 par value per share, and 54,744,525 shares outstanding of the registrant’s Class B common stock, $0.01 par value per share.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$186,316	$257,223
Restricted cash and restricted cash equivalents	117,236	116,357
Accounts receivable, net of allowance for credit losses of $64,869 and $65,655, respectively	598,163	597,313
Inventories, net	326,617	329,490
Work-in-progress	72,273	80,765
Prepaid expenses and other current assets	323,962	340,848
Total current assets	1,624,567	1,721,996
Property and equipment, net	356,067	375,968
Subscriber system assets, net	3,079,049	3,061,303
Intangible assets, net	5,019,815	5,091,747
Goodwill	5,626,514	5,818,605
Deferred subscriber acquisition costs, net	1,119,908	1,079,638
Other assets	719,777	723,568
Total assets	$17,545,697	$17,872,825

Liabilities and stockholders' equity
Current liabilities:
Current maturities of long-term debt	$464,566	$871,917
Accounts payable	397,666	486,715
Deferred revenue	395,201	402,691
Accrued expenses and other current liabilities	741,110	899,780
Total current liabilities	1,998,543	2,661,103
Long-term debt	9,375,568	8,956,671
Deferred subscriber acquisition revenue	1,735,298	1,645,478
Deferred tax liabilities	855,803	904,628
Other liabilities	265,959	271,842
Total liabilities	14,231,171	14,439,722

Commitments and contingencies (See Note 13)

Stockholders' equity:
Preferred stock—authorized 1,000,000 shares of $0.01 par value; zero issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock—authorized 3,999,000,000 shares of $0.01 par value; issued and outstanding shares of 866,916,570 and 862,098,041 as of March 31, 2023 and December 31, 2022, respectively	8,668	8,621
Class B common stock—authorized 100,000,000 shares of $0.01 par value; issued and outstanding shares of 54,744,525 as of March 31, 2023 and December 31, 2022	547	547
Additional paid-in capital	7,380,867	7,380,759
Accumulated deficit	(4,032,463)	(3,909,624)
Accumulated other comprehensive income (loss)	(43,093)	(47,200)
Total stockholders' equity	3,314,526	3,433,103
Total liabilities and stockholders' equity	$17,545,697	$17,872,825
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Revenue:
Monitoring and related services	$1,173,318	$1,121,296
Security installation, product, and other	294,201	231,470
Solar installation, product, and other	144,835	191,981
Total revenue	1,612,354	1,544,747
Cost of revenue (exclusive of depreciation and amortization shown separately below):
Monitoring and related services	246,403	235,614
Security installation, product, and other	169,254	138,750
Solar installation, product, and other	98,344	135,404
Total cost of revenue	514,001	509,768
Selling, general, and administrative expenses	462,229	482,348
Depreciation and intangible asset amortization	383,055	476,123
Merger, restructuring, integration, and other	17,647	528
Goodwill impairment	192,700	—
Operating income (loss)	42,722	75,980
Interest expense, net	(171,626)	(6,307)
Other income (expense)	(1,190)	1,496
Income (loss) before income taxes and equity in net earnings (losses) of equity method investee	(130,094)	71,169
Income tax benefit (expense)	43,073	(19,524)
Income (loss) before equity in net earnings (losses) of equity method investee	(87,021)	51,645
Equity in net earnings (losses) of equity method investee	(2,677)	—
Net income (loss)	$(89,698)	$51,645

Net income (loss) per share - basic:
Common Stock	$(0.10)	$0.06
Class B Common Stock	$(0.10)	$0.06

Weighted-average shares outstanding - basic:
Common Stock	854,299	843,830
Class B Common Stock	54,745	54,745

Net income (loss) per share - diluted:
Common Stock	$(0.10)	$0.06
Class B Common Stock	$(0.10)	$0.06

Weighted-average shares outstanding - diluted:
Common Stock	854,299	911,313
Class B Common Stock	54,745	54,745
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$(89,698)	$51,645
Other comprehensive income (loss), net of tax:
Cash flow hedges	4,135	11,092
Other	(28)	(9)
Total other comprehensive income (loss), net of tax	4,107	11,083
Comprehensive income (loss)	$(85,591)	$62,728
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Three Months Ended March 31, 2023
	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Beginning balance	862,098	54,745	$8,621	$547	$7,380,759	$(3,909,624)	$(47,200)	$3,433,103
Net income (loss)	—	—	—	—	—	(89,698)	—	(89,698)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	4,107	4,107
Dividends	—	—	—	—	—	(32,258)	—	(32,258)
Share-based compensation expense	—	—	—	—	15,982	—	—	15,982
Transactions related to employee share-based compensation plans and other	4,819	—	47	—	(15,874)	(883)		(16,710)
Ending balance	866,917	54,745	$8,668	$547	$7,380,867	$(4,032,463)	$(43,093)	$3,314,526

	Three Months Ended March 31, 2022
	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Beginning balance	846,826	54,745	$8,468	$547	$7,261,267	$(3,952,590)	$(68,973)	$3,248,719
Net income (loss)	—	—	—	—	—	51,645	—	51,645
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	11,083	11,083
Dividends	—	—	—	—	—	(31,758)	—	(31,758)
Share-based compensation expense	—	—	—	—	16,020	—	—	16,020
Transactions related to employee share-based compensation plans and other	4,498	—	45	—	(15,050)	(437)	—	(15,442)
Ending balance	851,324	54,745	$8,513	$547	$7,262,237	$(3,933,140)	$(57,890)	$3,280,267
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(89,698)	$51,645
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and intangible asset amortization	383,055	476,123
Amortization of deferred subscriber acquisition costs	46,684	36,939
Amortization of deferred subscriber acquisition revenue	(72,022)	(53,423)
Share-based compensation expense	15,982	16,020
Deferred income taxes	(49,949)	16,172
Provision for losses on receivables and inventory	26,479	19,314
Goodwill, intangible, and other asset impairments	193,700	—
Unrealized (gain) loss on interest rate swap contracts	32,516	(145,289)
Other non-cash items, net	28,601	65,445
Changes in operating assets and liabilities, net of effects of acquisitions:
Deferred subscriber acquisition costs	(87,161)	(92,837)
Deferred subscriber acquisition revenue	73,529	81,073
Other, net	(195,076)	(163,110)
Net cash provided by (used in) operating activities	306,640	308,072

Cash flows from investing activities:
Dealer generated customer accounts and bulk account purchases	(115,818)	(185,070)
Subscriber system asset expenditures	(159,433)	(182,141)
Purchases of property and equipment	(59,215)	(38,317)
Other investing, net	(1,574)	405
Net cash provided by (used in) investing activities	(336,040)	(405,123)

Cash flows from financing activities:
Proceeds from long-term borrowings	600,000	280,000
Proceeds from receivables facility	63,749	46,876
Proceeds (payments) from interest rate swaps	16,322	(13,461)
Repayment of long-term borrowings, including call premiums	(607,444)	(142,567)
Repayment of receivables facility	(44,432)	(20,876)
Dividends on common stock	(32,038)	(31,596)
Payments on finance leases	(10,982)	(10,691)
Other financing, net	(25,803)	(15,840)
Net cash provided by (used in) financing activities	(40,628)	91,845

Cash and cash equivalents and restricted cash and restricted cash equivalents:
Net increase (decrease)	(70,028)	(5,206)
Beginning balance	373,580	33,277
Ending balance	$303,552	$28,071
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.     DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business and Organization
ADT Inc., together with its wholly-owned subsidiaries (collectively, the “Company”), provides security, interactive, and smart home solutions, in the United States (“U.S.”), to consumer, small business, and commercial customers, as well as residential solar and energy storage solutions. The Company primarily conducts business under the ADT brand name.
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
Basis of Presentation
The condensed consolidated financial statements included herein have been prepared in U.S. dollars in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Certain prior period amounts have been reclassified to conform with the current period presentation.
The financial statements included herein comprise the consolidated results of ADT Inc. and its wholly-owned subsidiaries. The results of companies acquired are included from the effective date of acquisition; and all intercompany transactions have been eliminated. The Company uses the equity method of accounting to account for an investment in which it has the ability to exercise significant influence but does not control.
The condensed consolidated financial statements included herein are unaudited, but in the opinion of management, such financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations, and cash flows for the interim periods presented. The interim results reported herein should not be taken as indicative of results that may be expected for future interim periods or the full year.
The Condensed Consolidated Balance Sheet as of December 31, 2022 included herein was derived from the audited consolidated financial statements as of that date. Certain information and footnote disclosures required in the annual consolidated financial statements have been omitted as appropriate. For a more comprehensive understanding of the Company and its interim results, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”), which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 28, 2023.
Use of Estimates
The preparation of these condensed consolidated financial statements in accordance with GAAP requires the Company to select accounting policies and make estimates that affect amounts reported in the condensed consolidated financial statements and the accompanying notes. The Company’s estimates are based on the relevant information available at the end of each period. Actual results could differ materially from these estimates under different assumptions or market conditions.
The Company considered recent impacts from macroeconomic conditions such as inflationary pressures, rising interest rates, the uncertainty and volatility in the financial markets, and supply chain disruptions, as well as any on-going impacts of the COVID-19 Pandemic (as defined below), in the assessment of its financial position, results of operations, and cash flows, as well as certain accounting estimates, as of and for the periods presented.
COVID-19 Pandemic - During March 2020, the World Health Organization declared the outbreak of a novel coronavirus as a pandemic (the “COVID-19 Pandemic”). As of March 31, 2023, the impact to the Company, as well as its response plan, has not materially changed from that described in the 2022 Annual Report.
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
(Unaudited)
Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Vintage Disclosures for Financing Receivables - ASU 2022-02, Financial Instruments — Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, requires reporting entities to disclose current-period gross write-offs by year of origination for financing receivables, among other requirements.
This disclosure-only guidance became effective January 1, 2023. The impact to the Company’s condensed consolidated financial statements was not material.
Supplier Finance Program Obligations - ASU 2022-04, Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, requires that a reporting entity who is a buyer in a supplier finance program disclose qualitative and quantitative information about its supplier finance programs, including a roll-forward of the obligations.
The Company adopted this guidance effective January 1, 2023, except the roll-forward requirement, which becomes effective January 1, 2024 (early adoption is permitted), and should be applied prospectively.
The Company does not currently have any material supplier finance programs.
Recently Issued Accounting Pronouncements
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
Significant Accounting Policies
Unless otherwise noted, the Company’s accounting policies discussed below, or included within the respective footnotes herein, do not materially differ from those disclosed in the 2022 Annual Report.
Cash and Cash Equivalents and Restricted Cash and Restricted Cash Equivalents
The following table reconciles the amounts below reported in the Condensed Consolidated Balance Sheets to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows:

(in thousands)	March 31, 2023	December 31, 2022
Cash and cash equivalents	$186,316	$257,223
Restricted cash and restricted cash equivalents(1)	117,236	116,357
Ending balance	$303,552	$373,580
________________
(1)    Primarily includes amounts received during 2022 from State Farm Fire & Casualty Company (“State Farm”), inclusive of accrued interest, in connection with the State Farm Development Agreement (as defined and discussed in Note 15 “Related Party Transactions”).
Subscriber System Assets, net and Deferred Subscriber Acquisition Costs, net
Subscriber system assets represent capitalized equipment and installation costs incurred in connection with transactions in which the Company retains ownership of the security system, which the Company may retrieve upon termination of the contract with the customer. Deferred subscriber acquisition costs represent selling expenses (primarily commissions) that are incremental to acquiring customers.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Subscriber system assets and any related deferred subscriber acquisition costs are accounted for on a pooled basis based on the month and year of customer acquisition. The Company depreciates and amortizes these pooled costs using an accelerated method over the estimated life of the customer relationship, which is 15 years.

(in thousands)	March 31, 2023	December 31, 2022
Gross carrying amount	$6,353,853	$6,205,762
Accumulated depreciation	(3,274,804)	(3,144,459)
Subscriber system assets, net	$3,079,049	$3,061,303
Depreciation of subscriber system assets and amortization of deferred subscriber acquisition costs are reflected in depreciation and intangible asset amortization and selling, general, and administrative expenses, respectively, as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Depreciation of subscriber system assets	$143,803	$133,122
Amortization of deferred subscriber acquisition costs	$46,684	$36,939
Accrued Expenses and Other Current Liabilities

(in thousands)	March 31, 2023	December 31, 2022
Accrued interest	$103,508	$156,495
Payroll-related accruals	151,392	208,111
Opportunity Fund (see Note 15 “Related Party Transactions”)	99,775	100,802
Operating lease liabilities (see Note 14 "Leases")	26,964	28,696
Other accrued liabilities	359,471	405,676
Accrued expenses and other current liabilities	$741,110	$899,780
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
Investments in money market mutual funds were $122 million and $145 million as of March 31, 2023 and December 31, 2022, respectively.
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

	March 31, 2023		December 31, 2022
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt instruments subject to fair value disclosures(1)	$9,748,108	$9,521,276	$9,733,700	$9,312,932
________________
(1)    Excludes finance leases.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Derivative Financial Instruments - Derivative financial instruments are reported at fair value as either assets or liabilities that are primarily calculated using discounted cash flow models utilizing observable inputs, such as quoted forward interest rates, and incorporate credit risk adjustments to reflect the risk of default by the counterparty or the Company. The resulting fair values are classified as Level 2 fair value measurements.
Refer to Note 8 “Derivative Financial Instruments” for the fair values of the Company’s derivative financial instruments.
Retail Installment Contract Receivables - The fair values of the Company’s retail installment contract receivables are determined using a discounted cash flow model and are classified as Level 3 fair value measurements.

	March 31, 2023		December 31, 2022
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Retail installment contract receivables, net	$575,764	$415,563	$531,516	$385,114
2.     REVENUE AND RECEIVABLES
Revenue
Disaggregated Revenue

	Three Months Ended March 31,
(in thousands)	2023	2022
CSB:
Monitoring and related services	$1,028,634	$993,028
Security installation, product, and other	103,842	69,561
Total CSB	1,132,476	1,062,589
Commercial:
Monitoring and related services	144,684	128,268
Security installation, product, and other	190,359	161,909
Total Commercial	335,043	290,177
Solar:
Solar installation, product, and other	144,835	191,981
Total Solar	144,835	191,981

Total revenue	$1,612,354	$1,544,747
The Company allocates the transaction price to each performance obligation based on relative standalone selling price, which is determined using observable internal and external pricing, profitability, and operational metrics.
Company-Owned - In transactions in which the Company provides monitoring and related services but retains ownership of the security system (referred to as Company-owned transactions), the Company’s performance obligations primarily include (i) monitoring and related services, which are recognized when these services are provided to the customer, and (ii) a material right associated with the one-time non-refundable fees in connection with the initiation of a monitoring contract which the customer will not be required to pay again upon a renewal of the contract (referred to as deferred subscriber acquisition revenue). Deferred subscriber acquisition revenue is amortized on a pooled basis over the estimated life of the customer relationship using an accelerated method consistent with the treatment of subscriber system assets and deferred subscriber acquisition costs and is reflected in security installation, product, and other revenue.

	Three Months Ended March 31,
(in thousands)	2023	2022
Amortization of deferred subscriber acquisition revenue	$72,022	$53,423

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Customer-Owned - In transactions involving security systems sold outright to the customer (referred to as outright sales), the Company’s performance obligations generally include the sale and installation of the system and any monitoring and related services. The portion of the transaction price associated with the sale and installation of a system is recognized either at a point in time or over time based upon the nature of the transaction and contractual terms. Approximately half of security installation, product, and other revenue generated by the Commercial segment is recognized over time primarily using a cost-to-cost measure of progress method.
Solar - The Company enters into agreements with third-party lenders in order to access loan products for the Company’s Solar customers. Fees incurred under these agreements are recorded as a reduction of solar installation, product, and other revenue and were approximately $19 million and $38 million during the three months ended March 31, 2023 and 2022, respectively.
During the three months ended March 31, 2023 and 2022, revenue from the sale of solar equipment was approximately $75 million and $126 million, respectively, and cost of revenue was approximately $52 million and $82 million, respectively.
Allowance for Credit Losses
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

	Three Months Ended March 31,
(in thousands)	2023	2022
Beginning balance	$65,655	$54,032
Provision for credit losses	26,743	20,457
Write-offs, net of recoveries (1)	(27,529)	(18,762)
Ending balance	$64,869	$55,727
________________
(1)Recoveries were not material for the periods presented. As such, the Company presented write-offs, net of recoveries.
Retail Installment Contract Receivables, net
For security system transactions occurring under both Company-owned and customer-owned equipment models, the Company’s retail installment contract option allows qualifying residential customers to pay the fees due at installation over a 24-, 36-, or 60-month interest-free period, and there is no significant financing component.
Upon origination of a retail installment contract, the Company utilizes external credit scores to assess customer credit quality and determine eligibility. Subsequent to origination, the Company monitors the delinquency status of retail installment contract receivables as the key credit quality indicator.
The balance of unbilled retail installment contract receivables comprises:

(in thousands)	March 31, 2023	December 31, 2022
Retail installment contract receivables, gross	$576,759	$532,406
Allowance for credit losses	(995)	(890)
Retail installment contract receivables, net	$575,764	$531,516

Balance Sheet Classification:
Accounts receivable, net	$188,710	$169,242
Other assets	387,054	362,274
Retail installment contract receivables, net	$575,764	$531,516
The allowance for credit losses relates to retail installment contract receivables from outright sales transactions. As of March 31, 2023, the current and delinquent billed retail installment contract receivables were not material.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of March 31, 2023 and December 31, 2022, retail installment contract receivables, net, used as collateral for borrowings under the Receivables Facility were $538 million and $506 million, respectively. Refer to Note 7 “Debt” for further discussion regarding the Receivables Facility.
Contract Assets
Contract assets represent the Company’s right to consideration in exchange for goods or services transferred to the customer. The contract asset is reclassified to accounts receivable when the Company’s right to the consideration becomes unconditional, which generally occurs over the course of a 24-, 36-, or 60-month period as additional services are performed and billed. The financing component of contract assets is not significant.
During the three months ended March 31, 2023 and 2022, contract assets recognized were not material.
The balance of contract assets for residential transactions comprises:

(in thousands)	March 31, 2023	December 31, 2022
Contract assets, gross	$46,002	$54,305
Allowance for credit losses	(4,994)	(5,453)
Contract assets, net	$41,008	$48,852

Balance Sheet Classification:
Prepaid expenses and other current assets	$26,066	$33,632
Other assets	14,942	15,220
Contract assets, net	$41,008	$48,852
3.     SEGMENT INFORMATION
As discussed in Note 1 “Description of Business and Summary of Significant Accounting Policies,” the Company reports results in three operating and reportable segments: CSB, Commercial, and Solar. The Company’s segments are based on the manner in which the Company’s Chief Executive Officer, who is the chief operating decision maker (the “CODM”) evaluates performance and makes decisions about how to allocate resources. There have been no changes to the Company’s segments from that disclosed in the 2022 Annual Report.
The Company organizes its segments based on customer type as follows:
•CSB - Customers in the CSB segment are comprised of owners and renters of residential properties, small business operators, and other individual consumers. The CSB segment primarily includes the sale, installation, servicing, and monitoring of integrated security and automation systems, as well as other related offerings.
•Commercial - Customers in the Commercial segment are comprised of larger businesses with more expansive facilities (typically larger than 10,000 square feet) and multi-site operations, which often require more sophisticated integrated solutions. The Commercial segment primarily includes the sale, installation, servicing, and monitoring of integrated security and automation systems, fire detection and suppression systems, and other related offerings.
•Solar - Customers in the Solar segment are comprised of residential homeowners. The Solar segment primarily includes the sale and installation of solar systems, energy storage solutions, roofing services, and other related solutions and services.
Each of the Company’s segments includes revenue and operating costs related to the activities noted above, other operating costs associated with support functions related to these operations, and certain dedicated corporate costs and other income and expense items. The CSB segment includes general corporate costs and other income and expense items not included in the Commercial and Solar segments.
The CODM uses Adjusted EBITDA, which is the Company’s segment profit measure, to evaluate segment performance. Adjusted EBITDA is defined as net income or loss adjusted for (i) interest; (ii) taxes; (iii) depreciation and amortization, including depreciation of subscriber system assets and other fixed assets and amortization of dealer and other intangible assets; (iv) amortization of deferred costs and deferred revenue associated with subscriber acquisitions; (v) share-based compensation expense; (vi) merger, restructuring, integration, and other items; (vii) losses on extinguishment of debt; (viii) radio conversion

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
costs, net; (ix) adjustments related to acquisitions, such as contingent consideration and purchase accounting adjustments, or dispositions; (x) impairment charges; and (xi) other income/gain or expense/loss items such as changes in fair value of certain financial instruments or financing and consent fees.
The CODM does not review the Company's assets by segment; therefore, such information is not presented.
Reconciliations
The following table presents total revenue by segment and a reconciliation to consolidated total revenue:

	Three Months Ended March 31,
(in thousands)	2023	2022
CSB	$1,132,476	$1,062,589
Commercial	335,043	290,177
Solar	144,835	191,981
Total Revenue	$1,612,354	$1,544,747
The following table presents Adjusted EBITDA by segment and a reconciliation to consolidated income (loss) before income taxes and equity in net earnings (losses) of equity method investee:

	Three Months Ended March 31,
(in thousands)	2023	2022
Adjusted EBITDA by segment:
CSB	$594,673	$560,545
Commercial	40,788	23,630
Solar	(10,545)	16,822
Total	$624,916	$600,997

Reconciliation:
Total segment Adjusted EBITDA	$624,916	$600,997
Less:
Interest expense, net	171,626	6,307
Depreciation and intangible asset amortization	383,055	476,123
Amortization of deferred subscriber acquisition costs	46,684	36,939
Amortization of deferred subscriber acquisition revenue	(72,022)	(53,423)
Share-based compensation expense	15,982	16,020
Merger, restructuring, integration, and other(1)	17,647	528
Goodwill impairment(2)	192,700	—
Acquisition-related adjustments(3)	1,630	36,295
Equity in net earnings (losses) of equity method investee	(2,677)	—
Other, net(4)	385	11,039
Income (loss) before income taxes and equity in net earnings (losses) of equity method investee	$(130,094)	$71,169
________________
(1)    During 2023, includes restructuring costs primarily related to certain facility exits, as well as integration and third-party costs related to the strategic optimization of the Solar business operations following the ADT Solar acquisition.
(2)    Represents an impairment charge associated with the Company’s Solar reporting unit. Refer to Note 6 “Goodwill and Other Intangible Assets.”
(3)    During 2022, primarily represents the amortization of the customer backlog intangible asset acquired in the ADT Solar Acquisition, which was fully amortized as of March 2022.
(4)    During 2022, primarily includes net radio conversion costs.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4.     ACQUISITIONS AND DISPOSITIONS
There were no acquisitions or dispositions during the periods presented.
5.     EQUITY METHOD INVESTMENTS
Canopy Investment
In April 2022, the Company and Ford Motor Company (“Ford”) formed the entity, SNTNL LLC (“Canopy”). Canopy meets the definition of a variable interest entity (“VIE”) because the Company holds a variable interest through its 40% investment in Canopy’s preferred class of equity (the “Canopy Investment”) and fees received under various commercial agreements between the Company and Canopy. The Company is not the primary beneficiary, and therefore, does not consolidate Canopy’s assets, liabilities, and financial results of operations. As a result, the Company accounts for its investment in Canopy under the equity method of accounting.
The impact to the Company’s condensed consolidated financial statements as a result of the Canopy Investment or the commercial agreements was not material during the periods presented.
As of March 31, 2023 and December 31, 2022, the Canopy Investment’s carrying amount was approximately $10 million and $7 million, respectively, and is presented in other assets. The balance primarily reflects the initial contribution, plus an additional investment of approximately $5 million during the first quarter of 2023, as well as the Company’s proportionate share of Canopy’s cumulative net earnings or losses.
6.     GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Changes in the carrying amounts of goodwill by reportable segment were as follows:

(in thousands)	CSB	Commercial	Solar	Total
Balance as of December 31, 2022	$4,919,251	$336,589	$562,765	$5,818,605
Acquisitions(1)	609	—	—	609
Impairment	—	—	(192,700)	(192,700)
Balance as of March 31, 2023	$4,919,860	$336,589	$370,065	$5,626,514
________________
(1)     Includes the impact of measurement period adjustments.
As of March 31, 2023 and December 31, 2022, the Company had accumulated goodwill impairment losses of $342 million and $149 million, respectively, associated with the Company’s Solar reporting unit.
Solar Goodwill Impairment
During the first quarter of 2023, the Company concluded that there was a triggering event related to its Solar reporting unit as a result of current macroeconomic conditions, including the impact of rising interest rates and financial market conditions on the Company’s third party lenders and customer demand, as well as ADT Solar’s underperformance of operating results in the first quarter of 2023 relative to expectations. As a result, the Company performed an interim impairment quantitative assessment on the Solar reporting unit as of March 31, 2023. Based on the results of the Company’s interim goodwill impairment quantitative analysis, the Company recorded a goodwill impairment charge of $193 million during the first quarter of 2023.
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
unexpected regulatory changes. There are inherent uncertainties related to these judgments and factors that may ultimately impact the estimated fair value determinations.
As the carrying value of the Solar reporting unit approximates its fair value following the impairment charge, the Solar reporting unit continues to be considered at risk of future impairment. If the Company’s assumptions are not realized, or if there are future changes in any of the assumptions due to a change in economic conditions or otherwise, it is possible that a further impairment charge may need to be recorded in the future.
The Company did not identify any triggering events associated with its other reporting units.
Other Intangible Assets

	March 31, 2023			December 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Contracts and related customer relationships	$5,401,122	$(2,691,468)	$2,709,654	$7,021,305	$(4,262,383)	$2,758,922
Dealer relationships	1,518,020	(558,657)	959,363	1,518,020	(538,801)	979,219
Other	224,283	(206,485)	17,798	224,783	(204,177)	20,606
Total definite-lived intangible assets	7,143,425	(3,456,610)	3,686,815	8,764,108	(5,005,361)	3,758,747

Indefinite-lived intangible assets:
Trade name	1,333,000	—	1,333,000	1,333,000	—	1,333,000
Intangible assets	$8,476,425	$(3,456,610)	$5,019,815	$10,097,108	$(5,005,361)	$5,091,747

The change in the net carrying amount of contracts and related customer relationships during the period was as follows:

(in thousands)
Balance as of December 31, 2022	$2,758,922
Customer contract additions, net of dealer charge-backs(1)	111,717
Amortization	(160,985)
Balance as of March 31, 2023	$2,709,654
________________
(1)     The weighted-average amortization period for customer contract additions was approximately 15 years.
Payments for customer contract additions under the Company’s authorized dealer program and from other third parties are reflected as dealer generated customer accounts and bulk account purchases on the Condensed Consolidated Statements of Cash Flows.
Additionally, the Company retired approximately $1.7 billion of customer relationship intangible assets that were acquired as part of the 2016 acquisition of The ADT Security Corporation (formerly named The ADT Corporation) (“The ADT Corporation”) (the “ADT Acquisition”) that became fully amortized during the first quarter of 2023.
Definite-Lived Intangible Asset Amortization Expense

	Three Months Ended March 31,
(in thousands)	2023	2022
Definite-lived intangible asset amortization expense	$183,149	$291,947

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.     DEBT
The Company’s debt is comprised of the following (in thousands):

Description	Issued	Maturity	Interest Rate(1)	Interest Payable	March 31, 2023	December 31, 2022
First Lien Term Loan due 2026	9/23/2019	9/23/2026	Adj. LIBOR +2.75%	Quarterly	$2,723,322	$2,730,269
Term Loan A Facility	3/14/2023	3/14/2028	Term SOFR +2.25%	Quarterly	600,000	—
First Lien Notes due 2024	4/4/2019	4/15/2024	5.250%	2/15 and 8/15	750,000	750,000
First Lien Notes due 2026	4/4/2019	4/15/2026	5.750%	3/15 and 9/15	1,350,000	1,350,000
First Lien Notes due 2027	8/20/2020	8/31/2027	3.375%	6/15 and 12/15	1,000,000	1,000,000
First Lien Notes due 2029	7/29/2021	8/1/2029	4.125%	2/1 and 8/1	1,000,000	1,000,000
ADT Notes due 2023	1/14/2013	6/15/2023	4.125%	6/15 and 12/15	99,999	700,000
ADT Notes due 2032	5/2/2016	7/15/2032	4.875%	1/15 and 7/15	728,016	728,016
ADT Notes due 2042	7/5/2012	7/15/2042	4.875%	1/15 and 7/15	21,896	21,896
Second Lien Notes due 2028	1/28/2020	1/15/2028	6.250%	1/15 and 7/15	1,300,000	1,300,000
Receivables Facility	3/5/2020	2/20/2028	COF +0.85%	Monthly	374,108	354,741
Other debt(2)					1,927	2,446
Total debt principal, excluding finance leases					9,949,268	9,937,368
Plus: Finance lease liabilities(3)					92,026	94,888
Less: Unamortized debt discount, net					(12,611)	(13,415)
Less: Unamortized deferred financing costs					(55,060)	(50,896)
Less: Unamortized purchase accounting fair value adjustment and other					(133,489)	(139,357)
Total debt					9,840,134	9,828,588
Less: Current maturities of long-term debt, net of unamortized debt discount					(464,566)	(871,917)
Long-term debt					$9,375,568	$8,956,671
_________________
(1)    Interest rate as of March 31, 2023. LIBOR refers to the London Interbank Offered Rate. SOFR refers to the Secured Overnight Financing Rate. COF refers to Cost of Funds.
(2)    Other debt primarily consists of vehicle loans at various interest rates and maturities.
(3)    Refer to Note 14 “Leases” for additional information regarding the Company’s finance leases.
Significant changes in the Company’s debt during the three months ended March 31, 2023 were as follows:
First Lien Credit Agreement
The Company’s first lien credit agreement, dated as of July 1, 2015 (together with subsequent amendments and restatements, the “First Lien Credit Agreement”), contains a first lien term loan facility (the “First Lien Term Loan due 2026”) and the First Lien Revolving Credit Facility.
During the three months ended March 31, 2023, there were no borrowings under the First Lien Revolving Credit Facility; and as of March 31, 2023, the Company had $575 million in available borrowing capacity.
During the three months ended March 31, 2022, the Company borrowed $280 million and repaid $135 million under its First Lien Revolving Credit Facility.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Term Loan A Facility
On March 14, 2023, Prime Security Services Holdings, LLC (“Holdings”), a Delaware limited liability company and a wholly owned direct subsidiary of the Company, Prime Security Services Borrower, LLC (“Prime Borrower”), a Delaware limited liability company and a wholly owned direct subsidiary of Holdings, and The ADT Corporation, a Delaware corporation and a wholly owned direct subsidiary of Prime Borrower (together with Prime Borrower, the “Term Loan A Borrowers”), entered into a term loan credit agreement (the “Term Loan A Credit Agreement”) with Barclays Bank PLC, as administrative agent, and the lenders party thereto, pursuant to which such lenders have provided the Term Loan A Borrowers with an aggregate principal amount of $600 million of term loans (the “Closing Date Term Loan A Loans”) under a senior secured term loan A facility (the “Term Loan A Facility”).
Also on March 14, 2023, Holdings, the Term Loan A Borrowers, the subsidiary loan parties thereto, Barclays Bank PLC, and the lender parties thereto amended the Term Loan A Credit Agreement, pursuant to which the lenders have agreed, at the option of the Term Loan A Borrowers and subject to the satisfaction or waiver of customary conditions, to provide the Term Loan A Borrowers with an aggregate principal amount of $50 million of incremental term loans (the “Incremental Term Loan A”) under the Term Loan A Facility on or before the scheduled maturity date of the Company’s 4.125% senior notes due June 15, 2023 (the “ADT Notes due 2023”). The Incremental Term Loan A will have the same terms as, and constitute one class with, the Closing Date Term Loan A Loans. Amounts borrowed under the Incremental Term Loan A are expected to be borrowed on or around the stated maturity date of the ADT Notes due 2023 and the proceeds from the Incremental Term Loan A will be used to complete the redemption of at least $50 million of the ADT Notes due 2023 at maturity.
The Term Loan A Facility has a maturity date of March 14, 2028, subject to a springing maturity of 91 days prior to the maturity date of certain long-term indebtedness of Prime Borrower and its subsidiaries if, on such date, the aggregate principal amount of such indebtedness equals or exceeds $100 million.
The Term Loan A Facility requires scheduled amortization payments in annual amounts equal to 5.00% of the original principal amount of the Term Loan A Facility, payable quarterly, with the balance payable at maturity. The Term Loan A Borrowers may make voluntary prepayments under the Term Loan A Facility at any time prior to maturity at par.
Borrowings under the Term Loan A Facility bear interest at a rate equal to, at Prime Borrower’s option, either (a) a term SOFR rate plus an adjustment of 0.10% (“Term SOFR”) or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50% per annum, (ii) the rate of interest per annum last quoted by The Wall Street Journal as the “Prime Rate” in the U.S., and (iii) the one-month adjusted term SOFR plus 1.00% per annum, in each case, plus an applicable margin of 2.50% per annum for SOFR loans and 1.50% per annum for base rate loans, subject to adjustments based on certain specified net first lien leverage ratios. Prime Borrower has elected the Term SOFR alternative to apply to borrowings under the Term Loan A Facility.
Indebtedness incurred under the Term Loan A Facility is guaranteed, jointly and severally, on a senior secured first-priority basis, by Holdings, on a limited recourse basis, and by substantially all of Prime Borrower’s wholly owned material domestic subsidiaries, and is secured by a pledge of Prime Borrower’s capital stock directly held by Holdings and by first-priority security interests in substantially all of the assets of Prime Borrower and the subsidiary guarantors, in each case subject to certain permitted liens and exceptions. The Term Loan A Facility is subject to customary mandatory prepayment provisions, covenants, and restrictions, including a financial maintenance covenant requiring the Term Loan A Facility Borrowers to comply as of the last day of each fiscal quarter with a specified maximum consolidated net first lien leverage ratio.
Fees associated with the Term Loan A Facility were not material during the periods presented.
ADT Notes due 2023 Partial Redemption
On March 15, 2023, the Company used the proceeds from the Closing Date Term Loan A Loans to redeem approximately $600 million of the ADT Notes due 2023 (the “2023 Notes Partial Redemption”) for a total redemption price of approximately $600 million, excluding any accrued and unpaid interest. Loss on extinguishment of debt was not material.
The Company intends to redeem the remaining balance of the ADT Notes due 2023 in June 2023 prior to maturity using proceeds from the Incremental Term Loan A and cash on hand.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
ADT Notes due 2024 Partial Redemption
On March 17, 2023, Prime Borrower and Prime Finance Inc., a Delaware corporation and an indirect wholly-owned subsidiary of the Company (together with Prime Borrower, the “Issuers”), delivered a Notice of Partial Redemption (the “ADT 2024 Notes Partial Redemption Notice”) to holders of the outstanding 5.250% First-Priority Senior Secured Notes due 2024 (the “ADT Notes due 2024”). The ADT 2024 Notes Partial Redemption Notice was issued pursuant to the terms of the Indenture, dated as of April 4, 2019, as amended and supplemented through the date hereof (the “2024 Notes Indenture”), among the Issuers, the guarantors party thereto from time to time and Wells Fargo Bank, National Association, as trustee. The ADT 2024 Notes Partial Redemption Notice provides for the partial redemption by the Issuers of $150 million principal amount of the outstanding ADT Notes due 2024 on May 2, 2023 (the “2024 Notes Redemption Date”) at a redemption price calculated pursuant to the ADT Notes due 2024 Indenture, plus the accrued and unpaid interest.
Subsequent Event - On May 2, 2023, the Company redeemed $150 million principal amount of the outstanding ADT Notes due 2024 for a redemption price of $150 million, excluding accrued and unpaid interest, using cash on hand.
Receivables Facility
Under the Receivables Facility, the Company obtains financing by selling or contributing certain retail installment contract receivables to the Company’s wholly-owned consolidated bankruptcy-remote special purpose entity (“SPE”), which then grants a security interest in those retail installment contract receivables as collateral for cash borrowings.
In March 2023, the Company amended the agreement governing the Receivables Facility, pursuant to which, among other things, the borrowing capacity was increased from $400 million to $500 million and the uncommitted revolving period was extended from May 2023 to March 2024.
As of March 31, 2023, the Company had an uncommitted available borrowing capacity under the Receivables Facility of approximately $126 million.
The Receivables Facility did not have a material impact to the Condensed Consolidated Statements of Operations during the periods presented.
Variable Interest Entity
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
8.     DERIVATIVE FINANCIAL INSTRUMENTS
The Company's derivative financial instruments primarily consist of LIBOR-based and SOFR-based interest rate swap contracts, which were entered into with the objective of managing exposure to variability in interest rates on the Company's debt. All interest rate swap contracts are reported in the Condensed Consolidated Balance Sheets at fair value.

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
Interest Rate Swaps:
As of March 31, 2023, the Company’s interest rate swaps consisted of the following (in thousands):

Execution	Maturity	Designation	Notional Amount
October 2019	September 2026	Not designated	$2,800,000
March 2023	March 2028	Not designated	$100,000
During the three months ended March 31, 2023, the Company entered into floating-to-fixed interest rate swaps with an aggregate notional amount of $100 million to partially hedge the Term Loan A Facility.
Subsequent Event - During April 2023, the Company entered into additional floating-to-fixed interest rate swaps with an aggregate notional amount of $200 million to partially hedge the Term Loan A Facility.
Classification and Fair Value of Interest Rate Swaps:

(in thousands)	March 31, 2023	December 31, 2022
Prepaid expenses and other current assets	$78,800	$78,110
Other assets	72,357	105,405

Other liabilities	(158)	—

Fair value of interest rate swaps - net asset (liability)	$150,999	$183,515
Unrealized Gain (Loss) on Interest Rate Swaps:

	Three Months Ended March 31,
(in thousands)	2023	2022
Gain (loss) included in interest expense, net	$(32,516)	$145,289

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Cash Flow Hedges Reclassifications out of AOCI:

	Three Months Ended March 31,
(in thousands)	2023	2022
Interest expense, net	$5,449	$14,620
Income tax (benefit) expense	$(1,314)	$(3,528)
As of March 31, 2023 and December 31, 2022, AOCI, net of tax, related to previously designated cash flow hedges was $41 million and $46 million, respectively.
As of March 31, 2023, approximately $19 million of AOCI associated with previously designated cash flow hedges is estimated to be reclassified to interest expense, net, within the next twelve months.
9.     INCOME TAXES
Unrecognized Tax Benefits
The Company’s unrecognized tax benefits relate to tax years that remain subject to audit by the taxing authorities in the U.S. federal, state and local, and foreign jurisdictions. During the three months ended March 31, 2023, the Company did not have a material change to its unrecognized tax benefits. Based on the current status of its income tax audits, the Company does not believe a significant portion of its unrecognized tax benefits will be resolved in the next twelve months.
Effective Tax Rate
The effective tax rate can vary from period to period due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as changes in the overall state tax rate.
The Company’s income tax benefit for the three months ended March 31, 2023 was $43 million, resulting in an effective tax rate for the period of 33.1%. The effective tax rate primarily represents the federal statutory rate of 21.0%, a state statutory tax rate, net of federal benefits, of 8.1%, and unfavorable impacts related to non-deductible executive compensation, Solar goodwill impairment, and other items, partially offset by favorable impacts from federal tax credits and other items.
The Company’s income tax expense for the three months ended March 31, 2022 was $20 million, resulting in an effective tax rate for the period of 27.4%. The effective tax rate primarily represents the federal statutory tax rate of 21.0%, a state statutory tax rate, net of federal benefits, of 6.7%, as well as a favorable impact of share-based compensation offset by an unfavorable impact of permanent items.
10.     EQUITY
Common Stock and Class B Common Stock
The Company has two classes of common stock, including common stock (“Common Stock”) and Class B common stock (“Class B Common Stock”).
During the three months ended March 31, 2023, shares issued resulted from the vesting of restricted stock units (“RSUs”) and stock option exercises related to share-based compensation awards.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Dividends

(in thousands, except per share data)			Common Stock		Class B Common Stock
Declaration Date	Record Date	Payment Date	Per Share	Aggregate	Per Share	Aggregate
Three Months Ended March 31, 2023
2/28/2023	3/16/2023	4/4/2023	$0.035	$30,342	$0.035	$1,916

Three Months Ended March 31, 2022
3/1/2022	3/17/2022	4/4/2022	$0.035	$29,842	$0.035	$1,916
Subsequent Event - On May 2, 2023, the Company announced a dividend of $0.035 per share to holders of Common Stock and Class B Common Stock of record on June 15, 2023, which will be distributed on July 6, 2023.
Accumulated Other Comprehensive Income (Loss)
Refer to Note 8 “Derivative Financial Instruments” for AOCI reclassifications associated with cash flow hedges. There were no other material reclassifications out of AOCI.
11.     SHARE-BASED COMPENSATION
During the three months ended March 31, 2023, the Company completed its annual long-term incentive plan equity award to employees and granted approximately 6.6 million RSUs under its 2018 Omnibus Incentive Plan, as amended (the “2018 Plan”) with a weighted-average grant date fair value of $7.60 equal to the closing price per share of the Company’s Common Stock on the date of grant. These RSUs are service-based awards with a three-year graded vesting period from the date of grant.
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Common Stock:
Potential shares of Common Stock include (i) incremental shares related to the vesting or exercise of share-based compensation awards, warrants, and other options to purchase additional shares of the Company’s Common Stock calculated using the treasury stock method and (ii) incremental shares of Common Stock issuable upon the conversion of Class B Common Stock. Additionally, the basic and diluted earnings per share computations for Common Stock exclude approximately 9 million unvested shares as their vesting is contingent upon achievement of certain performance requirements.

	Three Months Ended March 31,
in thousands, except per share amounts	2023	2022
Allocation of net income (loss) - basic	$(84,325)	$48,510
Dilutive effect (including conversion of Class B Common Stock)	—	2,001
Allocation of net income (loss) - diluted	$(84,325)	$50,511

Weighted-average shares outstanding - basic	854,299	843,830
Dilutive effect (including conversion of Class B Common Stock)(1)	—	67,483
Weighted-average shares outstanding - diluted	854,299	911,313

Net income (loss) per share - basic	$(0.10)	$0.06
Net income (loss) per share - diluted	$(0.10)	$0.06
_________________
(1)    During the three months ended March 31, 2023, all potential shares of Common Stock that would be dilutive were excluded from the diluted earnings per share calculations because their effects would have been anti-dilutive. During the three months ended March 31, 2022, the diluted earnings per share calculations excluded weighted average shares of approximately 18 million shares as their effects would have been anti-dilutive.
Class B Common Stock:

	Three Months Ended March 31,
in thousands, except per share amounts	2023	2022
Allocation of net income (loss) - basic	$(5,373)	$3,135
Dilutive effect(1)	—	(85)
Allocation of net income (loss) - diluted	$(5,373)	$3,050

Weighted-average shares outstanding - basic	54,745	54,745
Dilutive effect(1)	—	—
Weighted-average shares outstanding - diluted	54,745	54,745

Net income (loss) per share - basic	$(0.10)	$0.06
Net income (loss) per share - diluted	$(0.10)	$0.06
________________
(1)    There were no potential shares of Class B Common Stock during the periods presented.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13.     COMMITMENTS AND CONTINGENCIES
Contractual Obligations
There have been no significant changes to the Company’s contractual obligations as compared to December 31, 2022, except as discussed below:
Repurchase of Solar Loans
As of March 31, 2023, the liability related to certain loans provided to customers within the Company’s Solar business that the Company may be required to repurchase from third party lenders was approximately $71 million. This liability is partially offset by a net receivable related to the amount the Company ultimately expects to recover from any loans required to be repurchased, either through ongoing loan payments from the customer or proceeds from subsequent resale of the loans.
Google Commercial Agreement
In July 2020, the Company and Google entered into a Master Supply, Distribution, and Marketing Agreement (the “Google Commercial Agreement”), pursuant to which Google has agreed to supply the Company with certain Google devices as well as certain Google video and analytics services (“Google Devices and Services”), for sale to the Company’s customers.
The Google Commercial Agreement also specifies that each party shall contribute $150 million towards joint marketing, customer acquisition, training of the Company’s employees, and product technology updates related to the Google Devices and Services. In August 2022, the Company and Google executed an amendment to the Google Commercial Agreement, pursuant to which Google has agreed to commit an additional $150 million to fund growth, data and insights, product innovation and technology advancements, customer acquisition, and marketing, as mutually agreed by the Company and Google, (together with the initial amounts, the “Google Success Funds”).
During the three months ended March 31, 2023, approximately $12.5 million of the Google Success Funds were approved for reimbursement to the Company for certain joint marketing expenses incurred by the Company and recorded as a reduction to advertising expenses.
Guarantees
In the normal course of business, the Company is liable for contract completion and product performance. The Company’s guarantees primarily relate to standby letters of credit related to its insurance programs and totaled $84 million and $93 million as of March 31, 2023 and December 31, 2022, respectively. The Company does not believe such obligations will materially affect its financial position, results of operations, or cash flows.
Legal Proceedings
The Company is subject to various claims and lawsuits in the ordinary course of business, which include among other things commercial general liability claims, automobile liability claims, contractual disputes, worker’s compensation claims, labor law and employment claims, claims that the Company infringed on the intellectual property of others, and consumer and employment class actions. The Company is also subject to regulatory and governmental examinations, information requests and subpoenas, inquiries, investigations, and threatened legal actions and proceedings. In connection with such formal and informal inquiries, the Company receives numerous requests, subpoenas, and orders for documents, testimony, and information in connection with various aspects of its activities. There have been no material changes to these matters from those disclosed in the 2022 Annual Report.
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of March 31, 2023 and December 31, 2022, the Company’s accrual for ongoing claims and lawsuits within the scope of an insurance program totaled $100 million and $90 million, respectively. The Company’s accrual related to ongoing claims and lawsuits not within the scope of an insurance program is not material.
14.     LEASES
Company as Lessee
As part of normal operations, the Company leases real estate, vehicles, and equipment.
Right-of-Use Assets and Lease Liabilities:

(in thousands)			March 31, 2023	December 31, 2022
Presentation and Classification:
Operating	Current	Prepaid expenses and other current assets	$388	$210
Operating	Non-current	Other assets	122,489	128,455
Finance	Non-current	Property and equipment, net(1)	89,924	93,013
Total right-of-use assets			$212,801	$221,678

Operating	Current	Accrued expenses and other current liabilities	$26,964	$28,696
Finance	Current	Current maturities of long-term debt	50,446	48,512
Operating	Non-current	Other liabilities	110,473	116,823
Finance	Non-current	Long-term debt	41,580	46,376
Total lease liabilities			$229,463	$240,407
_________________
(1)Finance right-of-use assets are recorded net of accumulated depreciation, which was approximately $114 million and $106 million as of March 31, 2023 and December 31, 2022, respectively.
Lease Cost:

	Three Months Ended March 31,
(in thousands)	2023	2022
Operating lease cost	$10,222	$12,485
Finance lease cost:
Amortization of right-of-use assets	11,385	9,852
Interest on lease liabilities	1,049	831
Variable lease costs	20,232	23,134
Total lease cost	$42,888	$46,302
Cash Flow and Supplemental Information:

	Three Months Ended March 31,
(in thousands)	2023	2022
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,332	$9,061
Finance leases	$9,222	$8,217
Company as Lessor
The Company is a lessor in certain Company-owned transactions as the Company has identified a lease component associated with the right-of-use of the security system and a non-lease component associated with the monitoring and related services.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
15.     RELATED PARTY TRANSACTIONS
The Company’s related party transactions primarily relate to products and services received from, or monitoring and related services provided to, other entities affiliated with Apollo, and, from time to time, management, consulting, and transaction advisory services provided by Apollo to the Company, as well as transactions between the Company and State Farm. There were no notable related party transactions during the periods presented other than as described below.
Apollo
Upon initial funding of the Term Loan A Facility in March 2023, the Company incurred fees to Apollo of $1 million related to Apollo’s performance of placement agent services related to such debt.
State Farm
On October 13, 2022 (the “Closing”), the Company issued and sold in a private placement to State Farm 133,333,333 shares of the Company’s Common Stock at a per share price of $9.00 for an aggregate purchase price of $1.2 billion (the “State Farm Strategic Investment”) pursuant to a securities purchase agreement dated September 5, 2022. State Farm owns approximately 15% of the Company’s issued and outstanding Common Stock (assuming conversion of Class B Common Stock), and as a result, is a related party.
At the Closing, the Company, ADT LLC (an indirect wholly owned subsidiary of the Company), and State Farm entered into a Development Agreement (the “State Farm Development Agreement”) pursuant to which State Farm committed up to $300 million to fund certain initiatives as agreed to between the Company and State Farm related to the partnership (the “Opportunity Fund”).
Additionally at the Closing, the Company received $100 million of the Opportunity Fund, which will be restricted until such time as the Company uses the funds in accordance with the State Farm Development Agreement. The Company’s use of the funds is also subject to approval by State Farm.
During three months ended March 31, 2023, the Company made payments from the Opportunity Fund of approximately $2 million to fund project development initiatives. As of March 31, 2023, the balance in the Opportunity Fund was approximately $100 million, including interest earned on the funds.
Sunlight Financial LLC
ADT Solar uses Sunlight Financial LLC (“Sunlight”), an entity affiliated with Apollo, to access certain loan products for ADT Solar customers, as discussed in Note 2 “Revenue and Receivables.”
During the three months ended March 31, 2023 and 2022, total loans funded by Sunlight were approximately $45 million and $100 million, respectively.
The Company may be required to repurchase loans previously funded by Sunlight in the amount of approximately $45 million and $56 million as of March 31, 2023 and December 31, 2022, respectively. The Company also recorded an offsetting net receivable.
During the three months ended March 31, 2023 and 2022, the Company incurred financing fees of approximately $6 million and $15 million, respectively.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Rackspace
During October 2020, the Company entered into a master services agreement with Rackspace US, Inc. (“Rackspace”), an entity affiliated with Apollo, for the provision of cloud storage, equipment, and services to facilitate the implementation of the Company’s cloud migration strategy for certain applications.
The master services agreement includes a minimum purchase commitment of $50 million over a seven year term, which can be satisfied through spend with other parties. During the three months ended March 31, 2023 and 2022, fees incurred to Rackspace were not material.
Canopy
Canopy is considered a related party under GAAP as the Company accounts for its investment in Canopy under the equity method of accounting. During the three months ended March 31, 2023, the Company made an additional equity investment of approximately $5 million in Canopy.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
INTRODUCTION
To obtain a more comprehensive understanding of our financial condition, changes in financial condition, and results of operations, the following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and the related notes included in our 2022 Annual Report, which was filed with the SEC on February 28, 2023.
The following discussion and analysis contains forward-looking statements about our business, operations, and financial performance based on current plans and estimates that involve risks, uncertainties, and assumptions, which could differ materially from actual results. Factors that could cause such differences are discussed in the sections of this Quarterly Report on Form 10-Q titled “Cautionary Statements Regarding Forward-Looking Statements” and Item 1A “Risk Factors.”
Table of Contents
•Business and Basis of Presentation
•Factors Affecting Operating Results
•Key Performance Indicators
•Results of Operations
•Non-GAAP Measures
•Liquidity and Capital Resources
•Critical Accounting Estimates
•Cautionary Statements Regarding Forward-Looking Statements
BUSINESS AND BASIS OF PRESENTATION
Our Business
ADT Inc., together with its wholly-owned subsidiaries (collectively, the “Company,” “we,” “our,” “us,” and “ADT”), provides security, interactive, and smart home solutions in the U.S. to residential, small business, and commercial customers, as well as residential solar and energy storage solutions. As of March 31, 2023, we served approximately 6.7 million security monitoring service subscribers.
Our mission is to empower people to protect and connect what matters most with safe, smart, and sustainable solutions, delivered through innovative offerings, unrivaled safety, and a premium experience because we believe that everyone deserves to feel safe.
Basis of Presentation
We report financial and operating information in the following three segments: CSB, Commercial, and Solar. All financial information presented in this section has been prepared in U.S. dollars in accordance with GAAP, excluding our non-GAAP measures, and includes the accounts of ADT Inc. and its wholly-owned subsidiaries. All intercompany transactions have been eliminated.
We considered recent impacts from macroeconomic conditions such as inflationary pressures, rising interest rates, the uncertainty and volatility in the financial markets, and supply chain disruptions, as well as any on-going impacts of the COVID-19 Pandemic, in the assessment of our financial position, results of operations, and cash flows, as well as certain accounting estimates, as of and for the periods presented. As of March 31, 2023, the impact to the Company, as well as our response plan, has not materially changed from that described in the 2022 Annual Report.

Business Updates
Google
During the first quarter of 2023, we introduced our new ADT+ app for our self-setup line of do-it-yourself (“DIY”) smart home security products, including Google Nest offerings, which we expect to introduce for professional installations by the end of 2023.
During the three months ended March 31, 2023, approximately $12.5 million of the first tranche of the Google Success Funds was approved for reimbursement to the Company for Google’s portion of certain joint marketing expenses incurred by the Company.
Refer to Note 13 “Commitments and Contingencies,” for further information on the Google Commercial Agreement.
State Farm
In connection with the State Farm Development Agreement, State Farm committed up to $300 million to an Opportunity Fund, of which we received $100 million upon Closing.
During the three months ended March 31, 2023, approximately $2 million of the Opportunity Fund was used to fund project development initiatives.
Refer to Note 15 “Related Party Transactions” for further information on the State Farm Strategic Investment.
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
For our subscriber-based offerings, our results are impacted by the mix of transactions under a Company-owned equipment model versus a customer-owned equipment model (referred to as outright sales), as there are different accounting treatments applicable to each model, as well as the mix, price, and type of offerings sold. As we continue to build our partnership with Google, introduce new or enhance our current offerings, and refine our go-to-market approach, we expect to see a shift toward an increasing proportion of outright sales transactions in our CSB and Commercial segments, which will impact results in future periods when those changes occur.
Advances in technology are also helping us to improve our products and services and reduce our costs. For example, our innovative virtual service support program (the “Virtual Assistance Program”), which we launched for our residential customers in July 2021, provides our customers the ability to troubleshoot and resolve certain service issues through a live video stream with our skilled technicians. This provides customers with more options for receiving certain services that best fit their lifestyles while reducing the cost for us to provide these services and lowering our carbon footprint by eliminating thousands of vehicle trips each day.
We may experience an increase in costs associated with factors such as (i) offering a wider variety of products and services; (ii) providing a greater mix of interactive and smart home solutions; (iii) replacing or upgrading certain system components or technology due to technological advancements, cybersecurity upgrades, or otherwise; (iv) supply chain disruptions; (v) inflationary pressures on costs such as materials, labor, and fuel; and (vi) other changes in prices, interest rates, or terms from our suppliers, vendors, or third-party lenders. Changes in interest rates or terms from third-party lenders that provide loan products to our Solar customers are impacted by factors such as the Federal Reserve increasing the risk-free interest rate or other developments in the financial markets. Refer to Note 6 “Goodwill and Other Intangible Assets” and Critical Accounting Estimates below for further discussion.

New customer additions and customer attrition have a direct impact on our financial results, including revenue, operating income, and cash flows. A portion of our recurring customer base can be expected to cancel its service each year as customers may choose to terminate or not to renew their contracts for a variety of reasons, including relocation, cost, loss to competition, or service issues. Relocations are sensitive to changes in the residential housing market, and fewer relocations generally lead to improvements in gross customer revenue attrition, but fewer new customer additions. Additionally, non-payment disconnects generally increase in a weaker macroeconomic environment. During 2022 and through the first quarter of 2023, we experienced fewer relocation disconnects and higher non-pay disconnects largely related to housing market conditions and the weaker macroeconomic environment. We may continue to experience fluctuations in these or other trends in the future as changes in the general macroeconomic environment or housing market develop.
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
KEY PERFORMANCE INDICATORS
We evaluate our results using certain key performance indicators, including operating metrics such as recurring monthly revenue (“RMR”) and gross customer revenue attrition, as well as the non-GAAP measure Adjusted EBITDA. Computations of our key performance indicators may not be comparable to other similarly titled measures reported by other companies.
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
We use RMR to evaluate our overall sales, installation, and retention performance. Additionally, we believe the presentation of RMR is useful to investors because it measures the volume of revenue under contract at a given point in time, which is useful for forecasting future revenue performance as the majority of our revenue comes from recurring sources.
Gross Customer Revenue Attrition
Gross customer revenue attrition is defined as RMR lost as a result of customer attrition, net of dealer charge-backs and reinstated customers, excluding contracts monitored but not owned and self-setup/DIY customers. Customer sites are considered canceled when all services are terminated. Dealer charge-backs represent customer cancellations charged back to the dealers because the customer canceled service during the charge-back period, which is generally thirteen months.
Gross customer revenue attrition is calculated on a trailing twelve-month basis, the numerator of which is the RMR lost during the period due to attrition, net of dealer charge-backs and reinstated customers, and the denominator of which is total annualized RMR based on an average of RMR under contract at the beginning of each month during the period, in each case, excluding contracts monitored but not owned and self-setup/DIY customers.
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

RESULTS OF OPERATIONS

	Three Months Ended March 31,
(in thousands, except as otherwise indicated)	2023	2022	$ Change
Revenue:
Monitoring and related services	$1,173,318	$1,121,296	$52,022
Security installation, product, and other	294,201	231,470	62,731
Solar installation, product, and other	144,835	191,981	(47,146)
Total revenue	1,612,354	1,544,747	67,607
Cost of revenue (exclusive of depreciation and amortization shown separately below):
Monitoring and related services	246,403	235,614	10,789
Security installation, product, and other	169,254	138,750	30,504
Solar installation, product, and other	98,344	135,404	(37,060)
Total cost of revenue	514,001	509,768	4,233
Selling, general, and administrative expenses	462,229	482,348	(20,119)
Depreciation and intangible asset amortization	383,055	476,123	(93,068)
Merger, restructuring, integration, and other	17,647	528	17,119
Goodwill impairment	192,700	—	192,700
Operating income (loss)	42,722	75,980	(33,258)
Interest expense, net	(171,626)	(6,307)	(165,319)
Other income (expense)	(1,190)	1,496	(2,686)
Income (loss) before income taxes and equity in net earnings (losses) of equity method investee	(130,094)	71,169	(201,263)
Income tax benefit (expense)	43,073	(19,524)	62,597
Income (loss) before equity in net earnings (losses) of equity method investee	(87,021)	51,645	(138,666)
Equity in net earnings (losses) of equity method investee	(2,677)	—	(2,677)
Net income (loss)	$(89,698)	$51,645	$(141,343)

Key Performance Indicators:(1)
RMR	$378,198	$364,936	$13,262
Gross customer revenue attrition (percent)	12.5%	12.9%	N/A*
Adjusted EBITDA(2)	$624,916	$600,997	$23,919
_______________________
(1)Refer to the “—Key Performance Indicators” section for the definitions of these key performance indicators.
(2)Adjusted EBITDA is a non-GAAP measure. Refer to the “—Non-GAAP Measures” section for the definition of this term and a reconciliation to the most comparable GAAP measure.
*N/A — Not applicable.

Revenue:

	Three Months Ended March 31,
(in thousands)	2023	2022	$ Change
CSB:
Monitoring and related services	$1,028,634	$993,028	$35,606
Security installation, product, and other	103,842	69,561	34,281
Total CSB	1,132,476	1,062,589	69,887

Commercial:
Monitoring and related services	144,684	128,268	16,416
Security installation, product, and other	190,359	161,909	28,450
Total Commercial	335,043	290,177	44,866

Solar:
Solar installation, product, and other	144,835	191,981	(47,146)
Total Solar	144,835	191,981	(47,146)

Total revenue	$1,612,354	$1,544,747	$67,607
CSB:
During the three months ended March 31, 2023, the increases in revenue, as compared to the prior period, included:
•Monitoring and related services revenue (“M&S Revenue”): higher recurring revenue of $35 million, reflecting approximately $31 million related to the estimated impact from an increase in average prices and approximately $8 million related to the estimated impact from an increase in subscribers, partially offset by a decrease of $4 million in other revenue primarily due to lower radio conversion revenue.
•Security installation, product, and other: (i) an increase in the amortization of deferred subscriber acquisition revenue of $18 million as a result of a higher population of existing customers under a Company-owned model, as well as (ii) an increase in installation revenue of $16 million primarily driven by a higher volume of outright sales transactions.
Commercial:
During the three months ended March 31, 2023, the increases in revenue, as compared to the prior period, included:
•M&S Revenue: (i) higher revenue from time and materials billings of $11 million driven by higher revenue per service call, as well as (ii) higher recurring revenue of $5 million driven by improvements in average revenue per subscriber.
•Security installation, product, and other: higher installation revenue of $28 million primarily related to strong sales performance, despite supply chain delays.
Solar:
During the three months ended March 31, 2023, the decrease in revenue, as compared to the prior period, included:
•a decrease of approximately $77 million primarily due to fewer sales and installations as a result of cost reduction efforts, delays in certain operational initiatives, and impacts from macroeconomic conditions, partially offset by
•the amortization of purchase accounting adjustments of $30 million related to a customer backlog intangible asset, which was recorded as a reduction to revenue during the first quarter of 2022.

RMR and Gross Customer Revenue Attrition:
As of March 31, 2023, our ending RMR balance was $378 million, up $13 million or 4%, compared to the prior period, primarily driven by an increase in average prices on new and existing subscribers.
Gross customer revenue attrition was 12.5% as of March 31, 2023 compared to 12.9% as of March 31, 2022. The improvement in gross customer revenue attrition was driven by a decrease in relocations, partially offset by higher non-payment disconnects.
Cost of Revenue:

	Three Months Ended March 31,
(in thousands)	2023	2022	$ Change
CSB:
Monitoring and related services	$161,601	$154,519	$7,082
Security installation, product, and other	28,678	16,661	12,017
Total CSB	190,279	171,180	19,099

Commercial:
Monitoring and related services	84,802	81,095	3,707
Security installation, product, and other	140,576	122,089	18,487
Total Commercial	225,378	203,184	22,194

Solar:
Solar installation, product, and other	98,344	135,404	(37,060)
Total Solar	98,344	135,404	(37,060)

Total cost of revenue	$514,001	$509,768	$4,233
CSB:
During the three months ended March 31, 2023, cost of revenue, as compared to the prior period, included an increase in installation costs due to a higher volume of outright sales transactions, as well as an increase in monitoring and related services costs due to providing services to more interactive customers, partially offset by cost efficiencies as a result of our Virtual Assistance Program.
Commercial:
During the three months ended March 31, 2023, the increase in cost of revenue, as compared to the prior period, was primarily attributable to an increase in installations and services performed in connection with strong sales performance as discussed above.
Solar:
During the three months ended March 31, 2023, the decrease in cost of revenue, as compared to the prior period, was primarily due to fewer sales and installations as discussed above.

Selling, General, and Administrative Expenses:
During the three months ended March 31, 2023, the decrease in selling, general, and administrative expenses (“SG&A”), as compared to the prior period, was primarily driven by:
•a decrease of $18 million in Solar SG&A, primarily due to recent cost reduction initiatives, including lower selling and advertising costs,
•a decrease of $17 million in radio conversion costs due to the wind down of the replacement program, and
•a decrease of $14 million in CSB advertising costs, primarily due to utilization of a portion of the Google Success Funds, partially offset by
•an increase of $10 million in the amortization of deferred subscriber acquisition costs, primarily related to CSB.
These changes were also partially offset by an increase in CSB and Commercial general and administrative expenses, including the allowance for credit losses.
Depreciation and Intangible Asset Amortization:
During the three months ended March 31, 2023, the decrease in depreciation and intangible asset amortization, as compared to the prior period, was primarily driven by a decrease in the amortization of customer relationship intangible assets of $115 million primarily related to certain assets acquired as part of the ADT Acquisition, partially offset by increases in the amortization of subscriber system assets and contracts and related customer relationship intangible assets.
During the first quarter of 2023, the remaining customer relationship intangible assets acquired as part of the ADT Acquisition became fully amortized.
Merger, restructuring, integration, and other:
During the three months ended March 31, 2023, merger, restructuring, integration, and other includes restructuring costs primarily related to certain facility exits, as well as integration and third-party costs related to the strategic optimization of our Solar business operations following the acquisition of ADT Solar.
Goodwill Impairment:
For the three months ended March 31, 2023, we recorded a goodwill impairment charge of $193 million, which was the result of an interim impairment analysis associated with our Solar reporting unit. Refer to Note 6 “Goodwill and Other Intangible Assets” and the section “—Critical Accounting Estimates” below for further discussion.
Interest Expense, net:
The increase in interest expense, net was driven by unrealized losses on our interest rate swaps not designated as cash flow hedges of $33 million during the three months ended March 31, 2023 compared to unrealized gains of $145 million during the three months ended March 31, 2022. The increase also reflects higher interest expense of $27 million related to our First Lien Term Loan due 2026 offset by a decrease of $33 million related to settlements on our interest rate swaps.
Income Tax Benefit (Expense):
Our income tax benefit for the three months ended March 31, 2023 was $43 million, resulting in an effective tax rate for the period of 33.1%. The effective tax rate primarily represents the federal statutory rate of 21.0%, a state statutory tax rate, net of federal benefits, of 8.1%, and unfavorable impacts related to non-deductible executive compensation, Solar goodwill impairment, and other items, partially offset by favorable impacts from federal tax credits and other items.
Our income tax expense for the three months ended March 31, 2022 was $20 million, resulting in an effective tax rate for the period of 27.4%. The effective tax rate primarily represents the federal statutory tax rate of 21.0%, a state statutory tax rate, net of federal benefits, of 6.7%, and a favorable impact of share-based compensation, offset by an unfavorable impact of permanent items.

Deferred Tax Assets
We have a significant amount of deferred tax assets, against which we take valuation allowances that relate to the uncertainty of our ability to utilize these deferred tax assets in future periods. We review periodically those matters that can influence our decision as to whether or not a valuation allowance is appropriate. Among those matters considered are pending and enacted legislation. We will consider each quarter whether any developments to such legislation, together with the other factors we consider, require a valuation allowance.
We believe that our deferred tax assets for disallowed interest under Internal Revenue Code (“IRC”) Section 163(j) will continue to grow from their current level. There is currently significant uncertainty in the matters we consider when determining whether it is appropriate to take additional valuation allowances. While we have not reported any material changes to our valuation allowances since our 2022 Annual Report, we may determine to do so in subsequent periods. Any material change to our valuation allowance would materially and adversely affect our operating results and may result in a net loss position for any given period.
Inflation Reduction Act
Under the Inflation Reduction Act (“IRA”), the Investment Tax Credit (“ITC”) was extended until 2032 to allow a qualifying homeowner to deduct 30% of the cost of installing residential solar systems from their U.S. federal income taxes. Under the current terms, the ITC will remain at 30% through the end of 2032 and be further reduced in increments down to 0.0% after the end of 2034, unless extended. We believe this incentive could be favorable for our Solar business.
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
We define Adjusted EBITDA as net income or loss adjusted for (i) interest; (ii) taxes; (iii) depreciation and amortization, including depreciation of subscriber system assets and other fixed assets and amortization of dealer and other intangible assets; (iv) amortization of deferred costs and deferred revenue associated with subscriber acquisitions; (v) share-based compensation expense; (vi) merger, restructuring, integration, and other items; (vii) losses on extinguishment of debt; (viii) radio conversion costs, net; (ix) adjustments related to acquisitions, such as contingent consideration and purchase accounting adjustments, or dispositions; (x) impairment charges; and (xi) other income/gain or expense/loss items such as changes in fair value of certain financial instruments or financing and consent fees.
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

The table below reconciles Adjusted EBITDA to net income (loss):

	Three Months Ended March 31,
(in thousands)	2023	2022	$ Change
Net income (loss)	$(89,698)	$51,645	$(141,343)
Interest expense, net	171,626	6,307	165,319
Income tax expense (benefit)	(43,073)	19,524	(62,597)
Depreciation and intangible asset amortization	383,055	476,123	(93,068)
Amortization of deferred subscriber acquisition costs	46,684	36,939	9,745
Amortization of deferred subscriber acquisition revenue	(72,022)	(53,423)	(18,599)
Share-based compensation expense	15,982	16,020	(38)
Merger, restructuring, integration, and other	17,647	528	17,119
Goodwill impairment(1)	192,700	—	192,700
Acquisition-related adjustments(2)	1,630	36,295	(34,665)
Other, net(3)	385	11,039	(10,654)
Adjusted EBITDA	$624,916	$600,997	$23,919
________________
(1)    Represents an impairment charge associated with our Solar reporting unit. Refer to Note 6 “Goodwill and Other Intangible Assets.”
(2)    During 2022, primarily represents the amortization of the customer backlog intangible asset related to the ADT Solar Acquisition, which was fully amortized as of March 2022.
(3)    During 2022, primarily includes net radio conversion costs.
Adjusted EBITDA in total and by segment are set forth below. As noted above, Adjusted EBITDA is our segment profit measure pursuant to GAAP and is therefore not a non-GAAP financial measure with respect to our segments.

	Three Months Ended March 31,
(in thousands)	2023	2022	$ Change
CSB	$594,673	$560,545	$34,128
Commercial	40,788	23,630	17,158
Solar	(10,545)	16,822	(27,367)
Adjusted EBITDA	$624,916	$600,997	$23,919
The drivers listed below exclude amounts that are outside of our definition of Adjusted EBITDA. Refer to the discussions above under “—Results of Operations” for further details.
CSB:
During the three months ended March 31, 2023, the increase, as compared to the prior period, was primarily due to higher M&S Revenue, net of the associated costs, of $34 million.
Commercial:
During the three months ended March 31, 2023, the increase, as compared to the prior period, was primarily due to higher M&S Revenue, net of associated costs, of $13 million and higher installation revenue, net of the associated costs, of $10 million, partially offset by higher SG&A.
Solar:
During the three months ended March 31, 2023, the decrease as compared to the prior period, was primarily due to lower installation revenue, net of the associated costs, of $43 million, partially offset by lower SG&A.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity and capital resources primarily consisted of the following:

(in thousands)	March 31, 2023
Cash and cash equivalents	$186,316
Restricted cash and restricted cash equivalents	$117,236
Availability under First Lien Revolving Credit Facility	$575,000
Availability under Term Loan A Facility	$50,000
Uncommitted available borrowing capacity under Receivables Facility	$125,892
Carrying amount of total debt outstanding	$9,840,134
Liquidity
We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our First Lien Revolving Credit Facility and Receivables Facility, and the issuance of equity and/or debt securities as appropriate given market conditions. Our future cash needs are expected to include cash for operating activities including working capital, principal and interest payments on our debt, capital expenditures, potential dividend payments to our stockholders, and from time to time, strategic investments or other initiatives that we may undertake.
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
Certain of our variable rate debt instruments are currently based on LIBOR. The SOFR will replace the forward LIBOR as the applicable benchmark rate for all existing and future issuances of our debt instruments with a variable rate component by June 2023. Existing instruments under the First Lien Credit Agreement will continue to be based on LIBOR until the SOFR Transition Date. However, any modification, such as a repricing, or any new debt issuances with a variable rate component, will utilize SOFR per the terms of the First Lien Credit Agreement. As of March 31, 2023, we do not anticipate any material impacts from the SOFR Transition.
We are closely monitoring the impact of recent developments in the financial markets and banking industry, inflationary pressures, and changes in interest rates on our cash position. However, we believe our cash position, available borrowing capacity under our credit agreements, and cash provided by operating activities are, and will continue to be, adequate to meet our operational and business needs in the next twelve months, as well as our long-term liquidity needs.
Material Cash Requirements
There have been no significant changes to our material cash requirements, commitments and contingencies, or off-balance sheet arrangements from those disclosed in our 2022 Annual Report.
Repurchase of Solar Loans
As of March 31, 2023, the liability related to certain loans provided to customers within our Solar business that we may be required to repurchase from third party lenders was approximately $71 million. This liability is partially offset by a net receivable related to the amount we ultimately expect to recover from any loans required to be repurchased, either through ongoing loan payments from the customer or proceeds from subsequent resale of the loans.
Long-Term Debt
Significant changes and activity related to our long-term debt since our 2022 Annual Report are discussed below. Refer to Note 7 “Debt” for further discussion on our debt agreements.

Term Loan A Facility
In March 2023, we issued an aggregate principal amount of $600 million of term loans under the Term Loan A Facility. Additionally, we amended the Term Loan A Credit Agreement, pursuant to which the lenders have agreed, at our option, to provide an additional aggregate principal amount of $50 million of term loans on or before the scheduled maturity date of the ADT Notes due 2023. We expect to borrow the Incremental Term Loan A on or around the stated maturity date of the ADT Notes due 2023 and use the proceeds to complete the redemption of at least $50 million of the ADT Notes due 2023 at maturity.
Receivables Facility
In March 2023, we amended the agreement governing the Receivables Facility, pursuant to which, among other things, the borrowing capacity was increased from $400 million to $500 million and the uncommitted revolving period was extended from May 2023 to March 2024.
During the three months ended March 31, 2023, we received proceeds from the Receivables Facility of $64 million and repaid $44 million, and as of March 31, 2023, the Receivables Facility had an outstanding balance of $374 million.
ADT Notes due 2023 Partial Redemption
In March 2023, we used the proceeds from the Term Loan A Facility to redeem approximately $600 million of the ADT Notes due 2023 for a total redemption price of approximately $600 million, excluding accrued and unpaid interest. We intend to redeem in June 2023 the remaining outstanding balance of approximately $100 million of the ADT Notes due 2023 prior to maturity using proceeds from the Incremental Term Loan A and cash on hand.
ADT Notes due 2024 Partial Redemption
On May 2, 2023, we redeemed $150 million principal amount of the outstanding ADT Notes due 2024 for a redemption price of $150 million, excluding accrued and unpaid interest, using cash on hand.
Debt Covenants
As of March 31, 2023, we were in compliance with all financial covenant and other maintenance tests for all our debt obligations. We do not believe there is a material risk of future noncompliance with our financial covenant and other maintenance tests.
Dividends
During the three months ended March 31, 2023 and 2022, we declared aggregate dividends of $30 million ($0.035 per share) and $30 million ($0.035 per share) on our Common Stock, respectively, and $2 million ($0.035 per share) on our Class B Common Stock during both periods.
On May 2, 2023, we announced a dividend of $0.035 per share to holders of Common Stock and Class B Common Stock of record on June 15, 2023, which will be distributed on July 6, 2023.
Cash Flow Analysis

	Three Months Ended March 31,
(in thousands)	2023	2022	$ Change
Net cash provided by (used in):
Operating activities	$306,640	$308,072	$(1,432)
Investing activities	$(336,040)	$(405,123)	$69,083
Financing activities	$(40,628)	$91,845	$(132,473)

Cash Flows from Operating Activities
Cash provided by operating activities remained relatively flat, as compared to the prior period, and primarily included:
•an increase in cash interest of $39 million primarily related to our First Lien Term Loan due 2026, and
•an increase in payroll tax payments of $26 million primarily related to deferrals of such payments in 2020 under the CARES Act, partially offset by
•a decrease in payments related to radio conversion costs, net of the related incremental revenue, of $14 million.
The remainder of the activity related to changes in assets and liabilities due to the volume and timing of other operating cash receipts and payments with respect to when the transactions are reflected in earnings.
Refer to the discussions above under “—Results of Operations” for further details.
Cash Flows from Investing Activities
The decrease in cash used in investing activities for the three months ended March 31, 2023, as compared to the prior period, was primarily due to:
•a decrease in cash paid for dealer generated customer account and bulk account purchases of $69 million primarily related to fewer bulk purchases, as well as
•a decrease in subscriber system assets expenditures of $23 million due to fewer adds, partially offset by
•an increase in purchases of property and equipment of $21 million primarily related to investments in our information technology infrastructure.
Cash Flows from Financing Activities
The decrease in cash flows from financing activities for the three months ended March 31, 2023, as compared to the prior period, was due to:
•a decrease in net proceeds of long-term borrowings of approximately $145 million primarily as a result of net borrowings under the First Lien Revolving Credit Facility during the prior year, as well as
•an increase in other financing payments of $10 million primarily due to share-based compensation activity, partially offset by
•an increase related to proceeds from interest rate swap contracts that included an other-than-insignificant financing element at inception of $16 million during 2023 compared to payments of $13 million during 2022.
CRITICAL ACCOUNTING ESTIMATES
We disclosed our critical accounting estimates in our 2022 Annual Report, which include estimates prepared in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations.
Critical accounting estimates are based on, among other things, estimates, assumptions, and judgments made by management that include inherent risks and uncertainties. Our estimates are based on relevant information available at the end of each period. Actual results could differ materially from these estimates under different assumptions or market conditions.
There were no material changes in our critical accounting estimates since our 2022 Annual Report, except as discussed below:
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

During the first quarter of 2023, due to the at-risk nature of the goodwill attributed to our Solar reporting unit following a goodwill impairment charge during the third quarter of 2022, and as a result of current macroeconomic conditions, including the impact of rising interest rates and financial market conditions on the Company’s third party lenders and customer demand, as well as ADT Solar’s underperformance of operating results in the first quarter relative to expectations, we identified a triggering event related to our Solar reporting unit. As a result, we performed an interim impairment quantitative assessment on our Solar reporting unit as of March 31, 2023.
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
Based on the results of our interim impairment analysis, we recorded a non-cash impairment charge of $193 million during the first quarter of 2023. Following the impairment loss, the remaining balance of goodwill attributable to our Solar reporting unit is approximately $370 million.
As the carrying value of the Solar reporting unit approximates its fair value following the impairment charge, the Solar reporting unit is considered at risk of future impairment. If our assumptions are not realized, or if there are future changes in any of the assumptions due to a change in economic conditions or otherwise, it is possible that a further impairment charge may need to be recorded in the future. For example, a decrease of approximately 8% in 2024 projected revenues, a decrease in the Adjusted EBITDA margin across all periods of 0.5%, or an increase in the weighted average cost of capital by 0.8%, holding other assumptions constant, would result in approximately $40 million of additional impairment.
Refer to Note 6 “Goodwill and Other Intangible Assets” to the condensed consolidated financial statements for further discussion.
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain information that may constitute “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 and are made in reliance on the safe harbor protections provided thereunder. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that all statements contained in this report that are not clearly historical in nature, including statements regarding the strategic investment by and long term partnership with State Farm; anticipated financial performance; management’s plans and objectives for future operations; the successful development, commercialization, and timing of new or joint products; expected timing of product commercialization with State Farm or any changes thereto; our acquisition of ADT Solar and its anticipated impact on our business and financial condition; business prospects; outcomes of regulatory proceedings; market conditions; our ability to successfully respond to the challenges posed by the COVID-19 Pandemic; our strategic partnership and ongoing relationship with Google; the expected timing of product commercialization with Google or any changes thereto; the successful internal development, commercialization, and timing of our next generation platform and innovative offerings; the successful commercialization of our joint venture with Ford; the successful conversion of customers who continue to utilize outdated technology; the current and future market size for existing, new, or joint products; any stated or implied outcomes with regards to the foregoing; and other matters are forward-looking. Forward-looking statements are contained principally in the sections of this report entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Without limiting the generality of the preceding sentences, any time we use the words “expects,” “intends,” “will,” “anticipates,” “believes,” “confident,” “continue,” “propose,” “seeks,” “could,” “may,” “should,” “estimates,” “forecasts,” “might,” “goals,” “objectives,” “targets,” “planned,” “projects,” and, in each case, their negative or other various or comparable terminology, and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. For the Company, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include, without limitation:
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
•and our ability to maintain or improve margins through business efficiencies.
Forward-looking statements and information involve risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such statements, including without limitation, the risks and uncertainties disclosed or referenced under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A in our 2022 Annual Report. Therefore, caution should be taken not to place undue reliance on any such forward-looking statements. Much of the information in this report that looks toward future performance is based on various factors and important assumptions about future events that may or may not actually occur. As a result, our operations and financial results in the future could differ materially and substantially from those we have discussed in the forward-looking statements included in this Quarterly Report on Form 10-Q. We assume no obligation (and specifically disclaim any such obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.
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
There were no material changes in our interest rate risk exposure to that disclosed in our 2022 Annual Report, except as discussed below.
During March 2023, we borrowed $600 million under our variable-rate Term Loan A Facility, and we used the proceeds to redeem approximately $600 million of our fixed-rate ADT Notes due 2023. Additionally, during March and April 2023, we entered into floating-to-fixed interest rate swaps with an aggregate notional amount of $300 million to partially hedge the Term Loan A Facility.

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2023, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2023, there were no changes in our internal control over financial reporting identified in our management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
See Note 13 “Commitments and Contingencies” to the condensed consolidated financial statements under the heading “Legal Proceedings” included in this Quarterly Report on Form 10-Q for legal proceedings and related matters.
ITEM 1A. RISK FACTORS.
Our significant business risks are described in Part I, Item 1A “Risk Factors” in our 2022 Annual Report, which was filed with the SEC on February 28, 2023, and in our other filings with the SEC. The risk factors described in our filings with the SEC and other information may not describe every risk facing the Company. There have been no material changes in our risk factors from those disclosed in our 2022 Annual Report:
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Recent Sales of Unregistered Equity Securities
There were no sales of unregistered equity securities during the three months ended March 31, 2023.
Use of Proceeds from Registered Equity Securities
We did not receive any proceeds from sales of registered equity securities during the three months ended March 31, 2023.
Issuer Purchases of Equity Securities
There were no repurchases of any shares of our common stock during the three months ended March 31, 2023.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
None.
ITEM 5. OTHER INFORMATION.
None.
ITEM 6. EXHIBITS.
The exhibits listed on the accompanying Index to Exhibits are filed/furnished or incorporated by reference as part of this Quarterly Report on Form 10-Q.

INDEX TO EXHIBITS
The information required by this Item is set forth on the exhibit index below.

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of ADT Inc.	8-K	3.1	9/17/2020
3.2	Amended and Restated Bylaws of ADT Inc.	10-K	3.2	3/15/2018
10.1	Term Loan Credit Agreement, by and among Prime Security Services Holdings, LLC, as Holdings, Prime Security Services Borrower, LLC and The ADT Security Corporation, as borrowers, Barclays Bank PLC, as Administrative Agent, and the lenders party thereto, dated as of March 14, 2023	8-K	10.1	3/15/2023
10.2	Incremental Assumption and Amendment Agreement No. 1, by and among Prime Security Services Holdings, LLC, as Holdings, Prime Security Services Borrower, LLC and The ADT Security Corporation, as borrowers, the subsidiary loan parties party thereto, Barclays Bank PLC, as Administrative Agent, and the lenders party thereto, dated as of March 14, 2023	8-K	10.2	3/15/2023
10.3	Fourth Amendment to the Receivables Financing Agreement, among ADT Finance LLC, Mizuho Bank, Ltd., ADT LLC, MUFG Bank, Ltd., Starbird Funding Corporation, and BNP Paribas, dated as of March 29, 2023	8-K	10.1	3/30/2023
31.1*	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
31.2*	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
32.1**	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	XBRL Instant Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document
_________________________
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADT Inc.

Date:	May 2, 2023	By:	/s/ Kenneth J. Porpora
		Name:	Kenneth J. Porpora
		Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)