Form 10-Q/A
period 2022-09-30
ADT Inc.
filed 2023-07-27
CIK 1703056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE
This Amendment No. 1 to our Quarterly Report on Form 10-Q/A (“Form 10-Q/A” or “Amended Third Quarter 2022 Quarterly Report”) amends and restates certain information included in our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2022, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 3, 2022 (the “Original Third Quarter 2022 Quarterly Report”).
As previously announced in our Current Report on Form 8-K filed with the SEC on July 10, 2023, in connection with the preparation of our second quarter 2023 condensed consolidated financial statements, the Company (or “management”, “we”, “our”, “us”, or “ADT”) identified errors in the non-cash goodwill impairment losses associated with our Solar reporting unit and related tax impacts recognized during the third quarter of 2022 and the first quarter of 2023 as a result of the Company not applying the simultaneous equation method prescribed by Accounting Standards Update 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). The simultaneous equation method is not universally applicable. It only applies when a reporting unit has tax deductible goodwill. When a reporting unit contains tax deductible goodwill, a goodwill impairment results in an increase in the related deferred tax asset (or reduction in deferred tax liability), which in turn, results in greater goodwill impairment. The simultaneous equation solves for the amount of goodwill impairment and related deferred taxes that yield a carrying amount of the reporting unit equal to its fair value at the point of impairment.
As a result, goodwill impairment loss was understated, income tax expense was overstated/income tax benefit was understated and net income was overstated/net loss was understated in the Company’s statements of operations for the relevant periods, which had a corresponding impact on the related balance sheet items. There was no impact to the Company’s consolidated statement of cash flows except for the presentation of net income (loss) offset by the respective adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities. Additionally, there was no impact to the Company’s segment profit measure, compliance with debt covenants, or performance metrics used in the calculation of executive compensation as the impacted line items are excluded from these calculations.
In addition, we identified a material weakness in our internal control over financial reporting (“ICFR”), and as such, we concluded our ICFR was not effective as of December 31, 2022, and our disclosure controls and procedures (“DCPs”) were not effective at a reasonable assurance level as of September 30, 2022, December 31, 2022, and March 31, 2023.
On July 3, 2023, management, together with the Audit Committee of the Board of Directors of the Company (the “Audit Committee”), concluded that the following previously issued consolidated financial statements and other information of ADT Inc. (“ADT”) should no longer be relied upon:
•the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2022, included in our Original Third Quarter 2022 Quarterly Report;
•the consolidated financial statements as of and for the year ended December 31, 2022, included in our Annual Report on Form 10-K filed with the SEC on February 28, 2023;
•the condensed consolidated financial statements as of and for the three months ended March 31, 2023, included in our Quarterly Report on Form 10-Q filed with the SEC on May 2, 2023; and
•the amended information discussed herein that is contained in any previously issued or filed press releases, earnings releases, presentations, or other such documents including those posted on the Company’s website.
Items Amended in this Filing
This Amended Third Quarter 2022 Quarterly Report sets forth our Original Third Quarter 2022 Quarterly Report, as amended, in its entirety. Except as required to reflect the restated amounts, related disclosures, and updates to our assessment of ICFR and DCPs, there were no changes to any other parts of the Original Third Quarter 2022 Quarterly Report. In addition, this Amended Third Quarter 2022 Quarterly Report does not reflect events occurring after the date of the Original Third Quarter 2022 Quarterly Report.
The following items have been amended in this Amended Third Quarter 2022 Quarterly Report:
•Part I, Item 1, Financial Statements
•Part I, Item 2, Management Discussion and Analysis of Financial Condition and Results of Operations
•Part I, Item 4, Controls and Procedures
•Part II, Item 1A, Risk Factors
•Part II, Item 6, Exhibits

The exhibit list included in Item 6, “Exhibits” herein has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 and filed as Exhibits 31.1/31.2 and 32.1/32.2, respectively.
In accordance with applicable SEC rules, this Amended Third Quarter 2022 Quarterly Report also includes an updated signature page.
Except as relating to the identified errors and the restatement described above, discussions within Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other forward-looking statements made in our Original Third Quarter 2022 Quarterly Report have not been revised in this Amended Third Quarter 2022 Quarterly Report to reflect events that occurred at a later date or facts that subsequently became known to the Company and should be read in their historical context.
Refer to Note 1 “Description of Business and Summary of Significant Accounting Policies” and Note 6 “Goodwill and Other Intangible Assets” in the Notes to Condensed Consolidated Financial Statements on this Form 10-Q/A for additional information including a summary of the impacts of these adjustments.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	September 30, 2022 (Restated)	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$45,734	$24,453
Accounts receivable, net of allowance for credit losses of $61,228 and $54,032, respectively	539,573	442,158
Inventories, net	331,615	277,323
Work-in-progress	91,925	70,528
Prepaid expenses and other current assets	355,468	178,069
Total current assets	1,364,315	992,531
Property and equipment, net	376,968	364,108
Subscriber system assets, net	3,039,577	2,867,528
Intangible assets, net	5,185,952	5,413,351
Goodwill	5,770,487	5,943,403
Deferred subscriber acquisition costs, net	1,035,144	850,489
Other assets	743,863	462,941
Total assets	$17,516,306	$16,894,351

Liabilities and stockholders' equity
Current liabilities:
Current maturities of long-term debt	$857,746	$117,592
Accounts payable	489,948	474,976
Deferred revenue	428,861	373,532
Accrued expenses and other current liabilities	909,172	737,245
Total current liabilities	2,685,727	1,703,345
Long-term debt	8,945,314	9,575,098
Deferred subscriber acquisition revenue	1,554,764	1,199,293
Deferred tax liabilities	915,279	867,203
Other liabilities	247,630	300,693
Total liabilities	14,348,714	13,645,632

Commitments and contingencies (See Note 13)

Stockholders' equity:
Preferred stock—authorized 1,000,000 shares of $0.01 par value; zero issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock—authorized 3,999,000,000 shares of $0.01 par value; issued and outstanding shares of 858,629,554 and 846,825,868 as of September 30, 2022 and December 31, 2021, respectively	8,586	8,468
Class B common stock—authorized 100,000,000 shares of $0.01 par value; issued and outstanding shares of 54,744,525 as of September 30, 2022 and December 31, 2021	547	547
Additional paid-in capital	7,273,501	7,261,267
Accumulated deficit	(4,067,781)	(3,952,590)
Accumulated other comprehensive income (loss)	(47,261)	(68,973)
Total stockholders' equity	3,167,592	3,248,719
Total liabilities and stockholders' equity	$17,516,306	$16,894,351
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022 (Restated)	2021	2022 (Restated)	2021
Monitoring and related services	$1,159,641	$1,098,389	$3,426,729	$3,244,675
Installation, product, and other	444,450	218,613	1,323,139	681,448
Total revenue	1,604,091	1,317,002	4,749,868	3,926,123
Cost of revenue (exclusive of depreciation and amortization shown separately below)	494,321	371,985	1,511,902	1,134,736
Selling, general, and administrative expenses	480,427	448,634	1,449,844	1,343,872
Depreciation and intangible asset amortization	406,332	480,010	1,281,871	1,424,090
Merger, restructuring, integration, and other	6,285	(6,723)	2,968	18,588
Goodwill impairment	200,974	—	200,974	—
Operating income (loss)	15,752	23,096	302,309	4,837
Interest expense, net	(30,084)	(133,275)	(118,042)	(347,524)
Loss on extinguishment of debt	—	(36,957)	—	(37,113)
Other income (expense)	(156,116)	1,511	(153,157)	4,847
Income (loss) before income taxes and equity in net earnings (losses) of equity method investee	(170,448)	(145,625)	31,110	(374,953)
Income tax benefit (expense)	10,793	36,496	(46,655)	92,080
Income (loss) before equity in net earnings (losses) of equity method investee	(159,655)	(109,129)	(15,545)	(282,873)
Equity in net earnings (losses) of equity method investee	(1,594)	—	(2,542)	—
Net income (loss)	$(161,249)	$(109,129)	$(18,087)	$(282,873)

Net income (loss) per share - basic:
Common Stock	$(0.18)	$(0.13)	$(0.02)	$(0.35)
Class B Common Stock	$(0.18)	$(0.13)	$(0.02)	$(0.35)

Weighted-average shares outstanding - basic:
Common Stock	850,230	766,814	847,456	765,162
Class B Common Stock	54,745	54,745	54,745	54,745

Net income (loss) per share - diluted:
Common Stock	$(0.18)	$(0.13)	$(0.02)	$(0.35)
Class B Common Stock	$(0.18)	$(0.13)	$(0.02)	$(0.35)

Weighted-average shares outstanding - diluted:
Common Stock	850,230	766,814	847,456	765,162
Class B Common Stock	54,745	54,745	54,745	54,745
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022 (Restated)	2021	2022 (Restated)	2021
Net income (loss)	$(161,249)	$(109,129)	$(18,087)	$(282,873)
Other comprehensive income (loss), net of tax:
Cash flow hedges	4,088	11,790	21,741	34,827
Other	(15)	(2)	(29)	882
Total other comprehensive income (loss), net of tax	4,073	11,788	21,712	35,709
Comprehensive income (loss)	$(157,176)	$(97,341)	$3,625	$(247,164)
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Three Months Ended September 30, 2022
	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Beginning balance	856,642	54,745	$8,566	$547	$7,295,665	$(3,874,045)	$(51,334)	$3,379,399
Net income (loss)	—	—	—	—	—	(161,249)	—	(161,249)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	4,073	4,073
Issuance of common stock	1,322	—	13	—	(13)	—	—	—
Dividends	—	—	—	—	—	(32,028)	—	(32,028)
Share-based compensation expense	—	—	—	—	16,692	—	—	16,692
Contingent forward purchase contract	—	—	—	—	(41,938)	—	—	(41,938)
Transactions related to employee share-based compensation plans and other	666	—	7	—	3,095	(459)	—	2,643
Ending balance (Restated)	858,630	54,745	$8,586	$547	$7,273,501	$(4,067,781)	$(47,261)	$3,167,592

	Three Months Ended September 30, 2021
	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Beginning balance	776,310	54,745	$7,763	$547	$6,665,145	$(3,724,139)	$(94,694)	$2,854,622
Net income (loss)	—	—	—	—	—	(109,129)	—	(109,129)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	11,788	11,788
Dividends	—	—	—	—	—	(29,186)	—	(29,186)
Share-based compensation expense	—	—	—	—	16,242	—	—	16,242
Transactions related to employee share-based compensation plans and other	100	—	1	—	(3,512)	(510)	—	(4,021)
Ending balance	776,410	54,745	$7,764	$547	$6,677,875	$(3,862,964)	$(82,906)	$2,740,316
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Nine Months Ended September 30, 2022
	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Beginning balance	846,826	54,745	$8,468	$547	$7,261,267	$(3,952,590)	$(68,973)	$3,248,719
Net income (loss)	—	—	—	—	—	(18,087)	—	(18,087)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	21,712	21,712
Issuance of common stock	6,026	—	60	—	15,308	—	—	15,368
Dividends	—	—	—	—	—	(95,730)	—	(95,730)
Share-based compensation expense	—	—	—	—	49,644	—	—	49,644
Contingent forward purchase contract	—	—	—	—	(41,938)	—	—	(41,938)
Transactions related to employee share-based compensation plans and other	5,778	—	58	—	(10,780)	(1,374)	—	(12,096)
Ending balance (Restated)	858,630	54,745	$8,586	$547	$7,273,501	$(4,067,781)	$(47,261)	$3,167,592

	Nine Months Ended September 30, 2021
	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Beginning balance	771,014	54,745	$7,710	$547	$6,640,763	$(3,491,069)	$(118,615)	$3,039,336
Net income (loss)	—	—	—	—	—	(282,873)	—	(282,873)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	35,709	35,709
Dividends, including dividends reinvested in common stock	—	—	—	—	4	(87,506)	—	(87,502)
Share-based compensation expense	—	—	—	—	45,848	—	—	45,848
Transactions related to employee share-based compensation plans and other	5,396	—	54	—	(8,740)	(1,516)	—	(10,202)
Ending balance	776,410	54,745	$7,764	$547	$6,677,875	$(3,862,964)	$(82,906)	$2,740,316
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022 (Restated)	2021
Cash flows from operating activities:
Net income (loss)	$(18,087)	$(282,873)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and intangible asset amortization	1,281,871	1,424,090
Amortization of deferred subscriber acquisition costs	118,233	91,364
Amortization of deferred subscriber acquisition revenue	(175,680)	(122,908)
Share-based compensation expense	49,644	45,848
Deferred income taxes	35,811	(101,986)
Provision for losses on receivables and inventory	68,417	29,579
Loss on extinguishment of debt	—	37,113
Goodwill impairment	200,974	—
Intangible asset impairments	—	17,883
Unrealized (gain) loss on interest rate swap contracts	(312,603)	(115,090)
Change in fair value of financial instruments	157,550	—
Other non-cash items, net	104,293	99,654
Changes in operating assets and liabilities, net of effects of acquisitions:
Deferred subscriber acquisition costs	(304,404)	(234,715)
Deferred subscriber acquisition revenue	255,760	201,541
Other, net	(140,710)	65,853
Net cash provided by (used in) operating activities	1,321,069	1,155,353
Cash flows from investing activities:
Dealer generated customer accounts and bulk account purchases	(500,487)	(512,304)
Subscriber system asset expenditures	(572,595)	(518,780)
Purchases of property and equipment	(135,677)	(126,678)
Acquisition of businesses, net of cash acquired	(13,096)	(16,411)
Proceeds from sale of business, net of cash sold	26,729	—
Other investing, net	(13,664)	3,524
Net cash provided by (used in) investing activities	(1,208,790)	(1,170,649)
Cash flows from financing activities:
Proceeds from long-term borrowings	480,000	1,010,729
Proceeds from receivables facility	212,166	117,922
Repayment of long-term borrowings, including call premiums	(527,595)	(1,052,123)
Repayment of receivables facility	(81,487)	(28,215)
Dividends on common stock	(95,164)	(87,164)
Payments on finance leases	(33,749)	(22,566)
Payments on interest rate swaps	(26,953)	(42,189)
Deferred financing costs	(233)	(12,358)
Other financing, net	(12,757)	(8,117)
Net cash provided by (used in) financing activities	(85,772)	(124,081)

Cash and cash equivalents and restricted cash and restricted cash equivalents:
Net increase (decrease) during the period	26,507	(139,377)
Beginning balance	33,277	207,747
Ending balance	$59,784	$68,370
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
Restatement
The Company restated its previously issued Condensed Consolidated Financial Statements and related notes for the three and nine months ended September 30, 2022. In connection with the preparation of the Company’s second quarter 2023 condensed consolidated financial statements, the Company identified errors in the non-cash goodwill impairment losses associated with its Solar reporting unit and related tax impacts recognized during the third quarter of 2022 and the first quarter of 2023 as a result of the Company not applying the simultaneous equation method prescribed by Accounting Standards Update 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). The simultaneous equation method is not universally applicable. It only applies when a reporting unit has tax deductible goodwill. When a reporting unit contains tax deductible goodwill, a goodwill impairment results in an increase in the related deferred tax asset (or reduction in deferred tax liability), which in turn, results in greater goodwill impairment. The simultaneous equation solves for the amount of goodwill impairment and related deferred taxes that yield a carrying amount of the reporting unit equal to its fair value at the point of impairment.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The impacts from the restatement as of and for the three and nine months ended September 30, 2022 are as follows:

Condensed Consolidated Balance Sheet:
	As of September 30, 2022
(in thousands)	As Reported	Adjustments	As Restated
Goodwill	$5,822,076	$(51,589)	$5,770,487
Total assets	$17,567,895	$(51,589)	$17,516,306
Deferred tax liabilities	$927,606	$(12,327)	$915,279
Total liabilities	$14,361,041	$(12,327)	$14,348,714
Accumulated deficit	$(4,028,519)	$(39,262)	$(4,067,781)
Total stockholders' equity	$3,206,854	$(39,262)	$3,167,592
Total liabilities and stockholders' equity	$17,567,895	$(51,589)	$17,516,306

Condensed Consolidated Statement of Operations:

	For the three months ended September 30, 2022			For the nine months ended September 30, 2022
(in thousands, except per share amounts)	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Goodwill impairment	$149,385	$51,589	$200,974	$149,385	$51,589	$200,974
Operating income (loss)	$67,341	$(51,589)	$15,752	$353,898	$(51,589)	$302,309
Income (loss) before income taxes and equity in net earnings (losses) of equity method investee	$(118,859)	$(51,589)	$(170,448)	$82,699	$(51,589)	$31,110
Income tax benefit (expense)	$(1,534)	$12,327	$10,793	$(58,982)	$12,327	$(46,655)
Income (loss) before equity in net earnings (losses) of equity method investee	$(120,393)	$(39,262)	$(159,655)	$23,717	$(39,262)	$(15,545)
Net income (loss)	$(121,987)	$(39,262)	$(161,249)	$21,175	$(39,262)	$(18,087)

Net income (loss) per share - basic:
Common Stock	$(0.13)	$(0.05)	$(0.18)	$0.02	$(0.04)	$(0.02)
Class B Common Stock	$(0.13)	$(0.05)	$(0.18)	$0.02	$(0.04)	$(0.02)

Weighted-average shares outstanding - basic:
Common Stock	850,230	—	850,230	847,456	—	847,456
Class B Common Stock	54,745	—	54,745	54,745	—	54,745

Net income (loss) per share - diluted:
Common Stock	$(0.13)	$(0.05)	$(0.18)	$0.02	$(0.04)	$(0.02)
Class B Common Stock	$(0.13)	$(0.05)	$(0.18)	$0.02	$(0.04)	$(0.02)

Weighted-average shares outstanding - diluted:
Common Stock	850,230	—	850,230	857,696	(10,240)	847,456
Class B Common Stock	54,745	—	54,745	54,745	—	54,745

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidated Statement of Comprehensive Income (Loss):

	For the three months ended September 30, 2022			For the nine months ended September 30, 2022
(in thousands)	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Net income (loss)	$(121,987)	$(39,262)	$(161,249)	$21,175	$(39,262)	$(18,087)
Comprehensive income (loss)	$(117,914)	$(39,262)	$(157,176)	$42,887	$(39,262)	$3,625

Condensed Consolidated Statement of Stockholders’ Equity:

	For the three months ended September 30, 2022			For the nine months ended September 30, 2022
(in thousands)	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Net income (loss)	$(121,987)	$(39,262)	$(161,249)	$21,175	$(39,262)	$(18,087)
Accumulated deficit	$(4,028,519)	$(39,262)	$(4,067,781)	$(4,028,519)	$(39,262)	$(4,067,781)
Total stockholders' equity	$3,206,854	$(39,262)	$3,167,592	$3,206,854	$(39,262)	$3,167,592

Condensed Consolidated Statement of Cash Flows:
				For the nine months ended September 30, 2022
(in thousands)				As Reported	Adjustments	As Restated
Net income (loss)				$21,175	$(39,262)	$(18,087)
Deferred income taxes				$48,138	$(12,327)	$35,811
Goodwill, intangible, and other asset impairments				$149,385	$51,589	$200,974
In addition, the following footnotes have been updated to reflect the restated amounts:
•Note 1 “Description of Business and Summary of Significant Accounting Policies”
•Note 3 “Segment Information”
•Note 6 “Goodwill and Other Intangible Assets”
•Note 9 “Income Taxes”
•Note 12 “Net Income (Loss) per Share”
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents Adjusted EBITDA by segment and a reconciliation to consolidated income (loss) before income taxes and equity in net earnings (losses) of equity method investee:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022 (Restated)	2021	2022 (Restated)	2021
Adjusted EBITDA by segment:
CSB	$592,107	$528,680	$1,733,353	$1,558,055
Commercial	34,310	25,630	89,303	80,251
Solar	(6,476)	—	(4,469)	—
Total	$619,941	$554,310	$1,818,187	$1,638,306

Reconciliation:
Total segment Adjusted EBITDA(1)	$619,941	$554,310	$1,818,187	$1,638,306
Less:
Interest expense, net	30,084	133,275	118,042	347,524
Depreciation and intangible asset amortization	406,332	480,010	1,281,871	1,424,090
Amortization of deferred subscriber acquisition costs	42,244	32,534	118,233	91,364
Amortization of deferred subscriber acquisition revenue	(63,796)	(45,020)	(175,680)	(122,908)
Share-based compensation expense	16,692	16,242	49,644	45,848
Merger, restructuring, integration, and other	6,285	(6,723)	2,968	18,588
Goodwill impairment(2)	200,974	—	200,974	—
Loss on extinguishment of debt	—	36,957	—	37,113
Change in fair value of financial instruments(3)	157,550	—	157,550	—
Radio conversion costs, net	(4,078)	52,295	6,406	171,659
Acquisition related adjustments(4)	(1,226)	1,526	36,397	1,049
Equity in net earnings (losses) of equity method investee	(1,594)	—	(2,542)	—
Other(5)	922	(1,161)	(6,786)	(1,068)
Income (loss) before income taxes and equity in net earnings (losses) of equity method investee	$(170,448)	$(145,625)	$31,110	$(374,953)
________________
(1)Except for the presentation of goodwill impairment and income (loss) before income taxes and equity in net earnings (losses) of equity method investee, total segment Adjusted EBITDA did not change as a result of the restatement.
(2)    Represents an impairment charge associated with the Company’s Solar reporting unit. Refer to Note 1 “Description of Business and Summary of Significant Accounting Policies” and Note 6 “Goodwill and Other Intangible Assets.”
(3)    Represents the change in fair value of the Forward Contract (as defined and discussed in Note 10 “Equity”).
(4)    During 2022, primarily represents the amortization of the customer backlog intangible asset acquired in the ADT Solar Acquisition, which was fully amortized as of March 2022.
(5)    During 2022, primarily represents the gain on sale of a business.
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.     GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Changes in the carrying amounts of goodwill by reportable segment were as follows:

(in thousands)	CSB	Commercial	Solar	Total
Balance as of December 31, 2021	$4,915,832	$332,845	$694,726	$5,943,403
Acquisitions(1)	16,863	6,816	16,110	39,789
Impairment(2)	—	—	(200,974)	(200,974)
Disposition	—	(11,731)	—	(11,731)
Balance as of September 30, 2022 (Restated)	$4,932,695	$327,930	$509,862	$5,770,487
________________
(1)     Includes the impact of measurement period adjustments. During the nine months ended September 30, 2022, measurement period adjustments were not material.
(2)    Amount presented as restated. Refer to Note 1 “Description of Business and Summary of Significant Accounting Policies.”
As of September 30, 2022, accumulated goodwill impairment losses totaled $201 million (as restated). The Company had no accumulated goodwill impairment losses as of December 31, 2021.
Solar Goodwill Impairment
As discussed in the Company’s 2021 Annual Report, the Company acquired ADT Solar in December 2021 and assigned all goodwill to the newly created Solar reporting unit. During the third quarter of 2022, as a result of ADT Solar’s underperformance of recent operating results in successive quarters relative to expectations, as well as current macroeconomic conditions, including the impact of the Federal Reserve further increasing the risk-free interest rate, the Company performed an interim impairment quantitative assessment on the Solar reporting unit as of September 30, 2022. Based on the results of the Company’s interim goodwill impairment quantitative analysis, the Company recorded a non-cash goodwill impairment charge of $201 million (as restated) in the Condensed Consolidated Statements of Operations during the third quarter of 2022.
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
The Company’s income tax benefit (as restated) for the three months ended September 30, 2022 was $11 million, resulting in an effective tax rate for the period of 6.3%. The effective tax rate primarily represents the federal statutory rate of 21.0% plus a state statutory tax rate, net of federal benefits, of 6.0%, favorable impacts from research and development (“R&D”) credits and other items, partially offset by an unfavorable impact related to the fair value adjustment of the Forward Contract.
The Company’s income tax benefit for the three months ended September 30, 2021 was $36 million, resulting in an effective tax rate for the period of 25.1%. The effective tax rate primarily represents the federal statutory rate of 21.0% and a state statutory tax rate, net of federal benefits, of 3.1%.
The Company’s income tax expense (as restated) for the nine months ended September 30, 2022 was $47 million, resulting in an effective tax rate for the period of 150.0%. The effective tax rate primarily represents the federal statutory rate of 21.0%, a state statutory tax rate, net of federal benefits, of 5.1%, unfavorable impacts related to the fair value adjustment of the Forward Contract, prior year return adjustments, and other items, partially offset by favorable impacts from R&D credits, changes in the Company’s valuation allowances, legislative changes, and other items.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
in thousands, except per share amounts	2022 (Restated)	2021	2022 (Restated)	2021
Allocation of net income (loss) - basic	$(151,486)	$(101,850)	$(16,969)	$(263,957)
Dilutive effect	—	—	—	—
Allocation of net income (loss) - diluted	$(151,486)	$(101,850)	$(16,969)	$(263,957)

Weighted-average shares outstanding - basic	850,230	766,814	847,456	765,162
Dilutive effect	—	—	—	—
Weighted-average shares outstanding - diluted	850,230	766,814	847,456	765,162

Net income (loss) per share - basic	$(0.18)	$(0.13)	$(0.02)	$(0.35)
Net income (loss) per share - diluted	$(0.18)	$(0.13)	$(0.02)	$(0.35)
For the three and nine months ended September 30, 2022 and 2021, all potential shares of Common Stock that would be dilutive were excluded from the diluted earnings per share calculations because their effects would have been anti-dilutive.
Additionally, the basic and diluted earnings per share computations for Common Stock exclude 9.4 million unvested shares as their vesting is contingent upon achievement of certain performance requirements which have not been met as of September 30, 2022.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Class B Common Stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
in thousands, except per share amounts	2022 (Restated)	2021	2022 (Restated)	2021
Allocation of net income (loss) - basic	$(9,763)	$(7,279)	$(1,118)	$(18,916)
Dilutive effect(1)	—	—	—	—
Allocation of net income (loss) - diluted	$(9,763)	$(7,279)	$(1,118)	$(18,916)

Weighted-average shares outstanding - basic	54,745	54,745	54,745	54,745
Dilutive effect(1)	—	—	—	—
Weighted-average shares outstanding - diluted	54,745	54,745	54,745	54,745

Net income (loss) per share - basic	$(0.18)	$(0.13)	$(0.02)	$(0.35)
Net income (loss) per share - diluted	$(0.18)	$(0.13)	$(0.02)	$(0.35)
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
INTRODUCTION
To obtain a more comprehensive understanding of our financial condition, changes in financial condition, and results of operations, the following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Amended Third Quarter 2022 Quarterly Report, as well as our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”), which was filed with the United States (“U.S.”) Securities and Exchange Commission (the “SEC”) on March 1, 2022.
The following discussion and analysis contains forward-looking statements about our business, operations, and financial performance based on current plans and estimates that involve risks, uncertainties, and assumptions. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause such differences are discussed in the sections of this Amended Third Quarter 2022 Quarterly Report titled “Cautionary Statements Regarding Forward-Looking Statements” and Item 1A “Risk Factors.”
Restatement
The Company restated its previously issued Condensed Consolidated Financial Statements and related notes for the three and nine months period ended September 30, 2022. Refer to Note 1 “Description of Business and Summary of Significant Accounting Policies” in the Notes to Condensed Consolidated Financial Statements for additional information.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations does not substantively amend, update, or change any disclosures or analysis contained in the Original Third Quarter 2022 Quarterly Report, and accordingly, does not reflect any information or events occurring after November 3, 2022, the filing date of the Original Third Quarter 2022 Quarterly Report, or modify or update those disclosures affected by events that occurred at a later date or facts that subsequently became known to the Company, except to the extent they are otherwise required to be included and discussed herein. The following sections within this Management’s Discussion and Analysis of Financial Condition and Results of Operations have been updated to reflect the restatement: “Results of Operations,” “Non-GAAP Measures,” and Critical Accounting Estimates.” The restatement did not impact our operating metrics, key performance indicators, or cash flows and liquidity. Therefore, these sections are not updated herein.
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
RESULTS OF OPERATIONS

(in thousands, except as otherwise indicated)	Three Months Ended September 30,			Nine Months Ended September 30,
Results of Operations:	2022 (Restated)	2021	$ Change	2022 (Restated)	2021	$ Change
Monitoring and related services	$1,159,641	$1,098,389	$61,252	$3,426,729	$3,244,675	$182,054
Installation, product, and other	444,450	218,613	225,837	1,323,139	681,448	641,691
Total revenue	1,604,091	1,317,002	287,089	4,749,868	3,926,123	823,745
Cost of revenue (exclusive of depreciation and amortization shown separately below)	494,321	371,985	122,336	1,511,902	1,134,736	377,166
Selling, general, and administrative expenses	480,427	448,634	31,793	1,449,844	1,343,872	105,972
Depreciation and intangible asset amortization	406,332	480,010	(73,678)	1,281,871	1,424,090	(142,219)
Merger, restructuring, integration, and other	6,285	(6,723)	13,008	2,968	18,588	(15,620)
Goodwill impairment	200,974	—	200,974	200,974	—	200,974
Operating income (loss)	15,752	23,096	(7,344)	302,309	4,837	297,472
Interest expense, net	(30,084)	(133,275)	103,191	(118,042)	(347,524)	229,482
Loss on extinguishment of debt	—	(36,957)	36,957	—	(37,113)	37,113
Other income (expense)	(156,116)	1,511	(157,627)	(153,157)	4,847	(158,004)
Income (loss) before income taxes and equity in net earnings (losses) of equity method investee	(170,448)	(145,625)	(24,823)	31,110	(374,953)	406,063
Income tax benefit (expense)	10,793	36,496	(25,703)	(46,655)	92,080	(138,735)
Income (loss) before equity in net earnings (losses) of equity method investee	(159,655)	(109,129)	(50,526)	(15,545)	(282,873)	267,328
Equity in net earnings (losses) of equity method investee	(1,594)	—	(1,594)	(2,542)	—	(2,542)
Net income (loss)	$(161,249)	$(109,129)	$(52,120)	$(18,087)	$(282,873)	$264,786

Key Performance Indicators: (1)
RMR	$372,070	$356,341	$15,729	$372,070	$356,341	$15,729
Gross customer revenue attrition (percent)	12.6%	13.4%	N/A	12.6%	13.4%	N/A
Adjusted EBITDA (2)	$619,941	$554,310	$65,631	$1,818,187	$1,638,306	$179,881
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
Goodwill Impairment:
For the three and nine months ended September 30, 2022, we recorded a goodwill impairment charge of $201 million (as restated) associated with our Solar reporting unit, which was the result of an interim impairment analysis performed. Refer to Note 1 “Description of Business and Summary of Significant Accounting Policies” and Note 6 “Goodwill and Other Intangible Assets” for further discussion.

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
The Company’s income tax benefit (as restated) for the three months ended September 30, 2022 was $11 million, resulting in an effective tax rate for the period of 6.3%. The effective tax rate primarily represents the federal statutory rate of 21.0% plus a state statutory tax rate, net of federal benefits, of 6.0%, favorable impacts from research and development (“R&D”) credits and other items, partially offset by an unfavorable impact related to the fair value adjustment of the Forward Contract.
The Company’s income tax benefit for the three months ended September 30, 2021 was $36 million, resulting in an effective tax rate for the period of 25.1%. The effective tax rate primarily represents the federal statutory rate of 21.0% and a state statutory tax rate, net of federal benefits, of 3.1%.
The Company’s income tax expense (as restated) for the nine months ended September 30, 2022 was $47 million, resulting in an effective tax rate for the period of 150.0%. The effective tax rate primarily represents the federal statutory rate of 21.0%, a state statutory tax rate, net of federal benefits, of 5.1%, unfavorable impacts related to the fair value adjustment of the Forward Contract, prior year return adjustments, and other items, partially offset by favorable impacts from R&D credits, changes in the Company’s valuation allowances, legislative changes, and other items.
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
The restatement did not impact Adjusted EBITDA except for the presentation of net income (loss), income tax expense (benefit), and goodwill impairment in the reconciliation of Adjusted EBITDA to net income (loss) presented below.
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
The table below reconciles Adjusted EBITDA to net income (loss):

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2022 (Restated)	2021	$ Change	2022 (Restated)	2021	$ Change
Net income (loss)	$(161,249)	$(109,129)	$(52,120)	$(18,087)	$(282,873)	$264,786
Interest expense, net	30,084	133,275	(103,191)	118,042	347,524	(229,482)
Income tax expense (benefit)	(10,793)	(36,496)	25,703	46,655	(92,080)	138,735
Depreciation and intangible asset amortization	406,332	480,010	(73,678)	1,281,871	1,424,090	(142,219)
Amortization of deferred subscriber acquisition costs	42,244	32,534	9,710	118,233	91,364	26,869
Amortization of deferred subscriber acquisition revenue	(63,796)	(45,020)	(18,776)	(175,680)	(122,908)	(52,772)
Share-based compensation expense	16,692	16,242	450	49,644	45,848	3,796
Merger, restructuring, integration, and other	6,285	(6,723)	13,008	2,968	18,588	(15,620)
Goodwill impairment(1)	200,974	—	200,974	200,974	—	200,974
Loss on extinguishment of debt	—	36,957	(36,957)	—	37,113	(37,113)
Change in fair value of financial instruments(2)	157,550	—	157,550	157,550	—	157,550
Radio conversion costs, net	(4,078)	52,295	(56,373)	6,406	171,659	(165,253)
Acquisition related adjustments(3)	(1,226)	1,526	(2,752)	36,397	1,049	35,348
Other(4)	922	(1,161)	2,083	(6,786)	(1,068)	(5,718)
Adjusted EBITDA	$619,941	$554,310	$65,631	$1,818,187	$1,638,306	$179,881
________________
(1)    Represents an impairment charge associated with our Solar reporting unit. Refer to Note 1 “Description of Business and Summary of Significant Accounting Policies” and Note 6 “Goodwill and Other Intangible Assets.”
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
Based on the results of our interim impairment analysis, we recorded a non-cash impairment charge of $201 million (as restated) in the Condensed Consolidated Statements of Operations during the third quarter of 2022. Following the impairment loss, the remaining balance of goodwill attributable to our Solar reporting unit is approximately $510 million (as restated).
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
Refer to Note 1 “Description of Business and Summary of Significant Accounting Policies” and Note 6 “Goodwill and Other Intangible Assets” to the condensed consolidated financial statements for further discussion.
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This Amended Third Quarter 2022 Quarterly Report contains certain information that may constitute “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 and are made in reliance on the safe harbor protections provided thereunder. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that all statements contained in this report that are not clearly historical in nature, including statements regarding the strategic investment by and long term partnership with State Farm; anticipated financial performance; management’s plans and objectives for future operations; the successful development, commercialization, and timing of new or joint products; expected timing of product commercialization with State Farm or any changes thereto; our acquisition of ADT Solar and its anticipated impact on our business and financial condition; business prospects; outcomes of regulatory proceedings; market conditions; our ability to successfully respond to the challenges posed by the COVID-19 Pandemic; our strategic partnership and ongoing relationship with Google; the expected timing of product commercialization with Google or any changes thereto; the successful internal development, commercialization, and timing of our next generation platform and innovative offerings; the successful commercialization of our joint venture with Ford; the successful conversion of customers who continue to utilize 3G services; the current and future market size for existing, new, or joint products; any stated or implied outcomes with regards to the foregoing; and other matters are forward-looking. Forward-looking statements are contained principally in the sections of this report entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Without limiting the generality of the preceding sentences, any time we use the words “expects,” “intends,” “will,” “anticipates,” “believes,” “confident,” “continue,” “propose,” “seeks,” “could,” “may,” “should,” “estimates,” “forecasts,” “might,” “goals,” “objectives,” “targets,” “planned,” “projects,” and, in each case, their negative or other various or comparable terminology, and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. For ADT, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include, without limitation:
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
•risks related to the restatement of our consolidated financial statements included in this Amended Third Quarter 2022 Quarterly Report and for other periods impacted by the restatement as identified in our Current Report on Form 8-K filed with the SEC on July 10, 2023, and any potential litigation or investigation related to such restatement;
•the Company’s ability to maintain effective ICFR and DCPs, including its ability to remediate any existing material weakness in its ICFR and the timing of any such remediation, as well as to reestablish effective DCPs at a reasonable assurance level; and
•the other factors that are described in this report under the heading “Risk Factors.”
Forward-looking statements and information involve risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such statements, including without limitation, the risks and uncertainties disclosed or referenced under the heading “Risk Factors” in Part II, Item 1A of this Amended Third Quarter 2022 Quarterly Report and in Part I, Item 1A in our 2021 Annual Report. Therefore, caution should be taken not to place undue reliance on any such forward-looking statements. Much of the information in this report that looks toward future performance is based on various factors and important assumptions about future events that may or may not actually occur. As a result, our operations and financial results in the future could differ materially and substantially from those we have discussed in the forward-looking statements included in this Amended Third Quarter 2022 Quarterly Report. We assume no obligation (and specifically disclaim any such obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.
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
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our DCPs (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Amended Third Quarter 2022 Quarterly Report.

Based on such evaluation at the time our Original Third Quarter 2022 Quarterly Report was filed, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2022, our DCPs were effective at a reasonable assurance level. Subsequent to that evaluation and as a result of the material weakness in our ICFR discussed below, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2022, our DCPs were not effective at a reasonable assurance level in ensuring information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Material Weakness in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely basis.
We did not maintain effective controls over income tax accounting for non-routine or complex transactions. Specifically, we did not maintain effective controls to timely identify and account for the tax implications of goodwill impairment. This material weakness resulted in the restatement of our consolidated financial statements for the year ended December 31, 2022, as well as our condensed consolidated financial statements for the three and nine months ended September 30, 2022 and the three months ended March 31, 2023. Additionally, this material weakness could result in misstatements of the accounts or disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected.
Remediation Plan
Upon identification of the material weakness, our management developed a remediation plan to address the material weakness, which includes updating our procedures regarding the recognition of the tax impacts related to goodwill impairments to specifically review the considerations of all tax impacts caused by the recognition of such goodwill impairments in accordance with the relevant accounting guidance.
Our management believes the measures described above and others that may be implemented will remediate the material weakness that we have identified. However, the material weakness will not be considered remediated until the remediation plan has been implemented and there has been appropriate time for us to conclude through testing that the controls are operating effectively.
As our management continues to evaluate and improve our ICFR, we may decide to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures identified.
Changes in Internal Control over Financial Reporting
In connection with the ADT Solar Acquisition discussed in Note 4 “Acquisitions and Disposition,” we are currently in the process of evaluating and integrating ADT Solar into our internal control environment.
During the three months ended September 30, 2022, there were no changes in our ICFR identified in our management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our ICFR.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
See Note 13 “Commitments and Contingencies” to the condensed consolidated financial statements under the heading “Legal Proceedings” included in this Amended Third Quarter 2022 Quarterly Report for legal proceedings and related matters.
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
Risk Factor Relating to Material Weakness
We determined that our DCPs were ineffective as of September 30, 2022. A failure to maintain effective ICFR or DCPs could impact our ability to accurately and timely report our financial results and other material disclosures or otherwise cause us to fail to meet our reporting obligations, which could have a material adverse effect on our operations, investor confidence in our business, and the trading prices of our securities.
We determined that our DCPs were not effective as of September 30, 2022 as a result of the material weakness discussed in Part I, Item 4 of this Amended Third Quarter 2022 Quarterly Report. As of the date of this Amended Third Quarter 2022 Quarterly Report, this material weakness has not been remediated and accordingly our DCPs and ICFR remain ineffective. Management is actively engaged in the planning for, and implementation of, remediation efforts to address our material weakness but there can be no assurance those efforts will be successful. Refer to Part I, Item 4 for further details of the material weakness and remediation efforts.
A material weakness is a deficiency, or a combination of deficiencies, in ICFR such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As such, if we do not remediate this material weakness in a timely manner, or if additional material weaknesses in our ICFR are discovered, they may adversely affect our ability to record, process, summarize and report financial information timely and accurately and, as a result, our financial statements may contain material misstatements or omissions. Additionally, our internal control environment and remediation efforts do not provide absolute assurance with regard to timely detecting or preventing control deficiencies and thus do not insulate us from any failure to meet our financial reporting obligations.
It is possible that additional control deficiencies could be identified by our management or by our independent registered public accounting firm in the future or may occur without being identified. Such a failure could require us to incur the expense of remediation, result in regulatory scrutiny, investigations or enforcement actions, cause investors to lose confidence in our reported financial condition and have a negative effect on the trading price of our common stock, lead to a default under our indebtedness, and otherwise have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
None.
ITEM 5. OTHER INFORMATION.
None.
ITEM 6. EXHIBITS.
The exhibits listed on the accompanying Index to Exhibits are filed/furnished or incorporated by reference as part of this Amended Third Quarter 2022 Quarterly Report.

INDEX TO EXHIBITS
The information required by this Item is set forth on the exhibit index below.

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of ADT Inc.	8-K	3.1	9/17/2020
3.2	Amended and Restated Bylaws of ADT Inc.	10-K	3.2	3/15/2018
10.1	Third Amendment dated as of May 20, 2022, to Receivables Financing Agreement, among ADT LLC, ADT Finance LLC, and Mizuho Bank, Ltd., dated as of July 16, 2021	10-Q	10.3	8/4/2022
10.2	Securities Purchase Agreement, dated as of September 5, 2022, by and between ADT Inc. and State Farm Fire & Casualty Company	8-K	10.1	9/6/2022
10.3	Tender and Support Agreement, dated as of September 5, 2022, by and between ADT Inc., Prime Security Services TopCo (ML), L.P. and Prime Security Services TopCo (ML II), L.P.	8-K	10.2	9/6/2022
10.4	Support Agreement, dated as of September 5, 2022, by and between ADT Inc. and Google LLC	8-K	10.3	9/6/2022
10.5+	Form of Performance Unit Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan	SC TO-I	(d)(20)	9/12/2022
10.6+	Form of Time and Performance Vesting Non-Qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan	SC TO-I	(d)(21)	9/12/2022
10.7+	Form of Time and Performance Vesting Restricted Stock Unit Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan	SC TO-I	(d)(22)	9/12/2022
10.8+	Form of Non-Qualified Option Award Agreement for use under the Prime Security Services Parent, Inc. 2016 Equity Incentive Plan	SC TO-I	(d)(24)	9/12/2022
10.9+	Form of Restricted Stock Unit Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan effective as of August 1, 2022	SC TO-I	(d)(34)	9/12/2022
10.10+	Form of Non-Qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan effective as of August 1, 2022	SC TO-I	(d)(35)	9/12/2022
10.11	Commitment Letter by and among Prime Security Services Borrower, LLC, The ADT Security Corporation, Deutsche Bank Securities Inc., Deutsche Bank AG New York Branch, BNP Paribas, Mizuho Bank, Ltd., MUFG Bank, Ltd., Citizens Bank, N.A., Citigroup Global Markets Inc., Morgan Stanley Senior Funding, Inc., Royal Bank of Canada, Barclays Bank PLC, ING Capital LLC and Credit Suisse AG, New York Branch, dated as of September 15, 2022	8-K	10.1	9/15/2022
10.12	Investor Rights Agreement, dated as of October 13, 2022, by and between ADT Inc. and State Farm Fire & Casualty Company	8-K	10.1	10/13/2022
10.13	Amendment to the ADT LLC Supplemental Savings and Retirement Plan, effective as of January 1, 2022	10-Q	10.13	11/3/2022
31.1*	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
31.2*	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
32.1**	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	XBRL Instant Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document
_________________________
* Filed herewith.
** Furnished herewith.
+ Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADT Inc.

Date:	July 27, 2023	By:	/s/ Kenneth J. Porpora
		Name:	Kenneth J. Porpora
		Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)