Form 10-K/A
period 2022-12-31
ADT Inc.
filed 2023-07-27
CIK 1703056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A Amendment No. 1

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2022, the aggregate market value of voting and non-voting common stock (including shares of common stock and Class B common stock, assuming all outstanding shares of Class B common stock were converted into shares of common stock, and excluding unvested shares of common stock) held by non-affiliates of the registrant was approximately $1.595 billion as computed by reference to the closing price of the registrant’s common stock on the New York Stock Exchange as of such date. Class B common stock is not listed for public trading on any exchange or market system; however, each share will become immediately convertible into one share of common stock, at the option of the holder, subject to certain timing and restrictions.
As of February 21, 2023, there were 862,300,080 shares outstanding of the registrant’s common stock, $0.01 par value per share, and 54,744,525 shares outstanding of the registrant’s Class B common stock, $0.01 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for use in connection with its 2023 Annual Meeting of Shareholders, which was filed on April 11, 2023, are incorporated by reference into Part III of this Amended 2022 Annual Report on Form 10-K/A.

EXPLANATORY NOTE
This Amendment No. 1 to our Annual Report on Form 10-K/A (“Form 10-K/A” or “Amended 2022 Annual Report”) amends and restates certain information included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 28, 2023 (the “Original 2022 Annual Report”).
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
On July 3, 2023, management, together with the Audit Committee of the Board of Directors of the Company (the “Audit Committee”), concluded that the following previously issued consolidated financial statements and other information of ADT Inc. (“ADT”) should no longer be relied upon:
•the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2022, included in our Quarterly Report on Form 10-Q filed with the SEC on November 3, 2022;
•the consolidated financial statements as of and for the year ended December 31, 2022, included in our Original 2022 Annual Report;
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
Items Amended in this Filing
This Amended 2022 Annual Report sets forth our Original 2022 Annual Report, as amended, in its entirety. Except as required to reflect the restated amounts, related disclosures, and updates to our assessment of ICFR and DCPs, there were no changes to any other parts of the Original 2022 Annual Report, and this Amended 2022 Annual Report does not reflect events occurring after the date of the Original 2022 Annual Report. Unless otherwise noted, references herein such as “as of the date of this Annual Report” refer to February 28, 2023, the original filing date of the Original 2022 Annual Report.

The following sections have been amended in this Amended 2022 Annual Report:
•Cautionary Statements Regarding Forward-Looking Statements
•Part I, Item 1A, Risk Factors
•Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Part II, Item 8, Financial Statements and Supplementary Data
•Part II, Item 9A, Controls and Procedures
•Part IV, Item 15, Exhibit and Financial Statement Schedules
The exhibit list included in Item 15, “Exhibit and Financial Statement Schedules” herein has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 and filed as Exhibits 31.1/31.2 and 32.1/32.2, respectively, as well as an updated Consent of Independent Registered Public Accounting Firm filed as Exhibit 23.
In accordance with applicable SEC rules, this Form 10-K/A also includes an updated signature page and Report of Independent Registered Public Accounting Firm.
Except as relating to the identified errors and the restatement described above, discussions within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other forward-looking statements made in our Original 2022 Annual Report have not been revised in this Amended 2022 Annual Report to reflect events that occurred at a later date or facts that subsequently became known to the Company and should be read in their historical context.
Refer to Note 1 “Description of Business and Summary of Significant Accounting Policies” and Note 6 “Goodwill and Other Intangible Assets” in the Notes to Consolidated Financial Statements on this Form 10-K/A for additional information.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This Amended 2022 Annual Report contains certain information that may constitute “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 and are made in reliance on the safe harbor protections provided thereunder. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that all statements contained in this report that are not clearly historical in nature, including statements regarding the strategic investment by and long term partnership with State Farm Fire & Casualty Company (“State Farm”); anticipated financial performance; management’s plans and objectives for future operations; the successful development, commercialization, and timing of new or joint products; expected timing of product commercialization with State Farm or any changes thereto; our acquisition of ADT Solar and its anticipated impact on our business and financial condition; business prospects; outcomes of regulatory proceedings; market conditions; our ability to successfully respond to the challenges posed by the coronavirus pandemic (the “ COVID-19 Pandemic”); our strategic partnership and ongoing relationship with Google LLC (“Google”); the expected timing of product commercialization with Google or any changes thereto; the successful internal development, commercialization, and timing of our next generation platform and innovative offerings; the successful commercialization of our joint venture with Ford Motor Company (“Ford”); the successful conversion of customers who continue to utilize outdated technology; the current and future market size for existing, new, or joint products; any stated or implied outcomes with regards to the foregoing; and other matters are forward-looking. Forward-looking statements are contained principally in the sections of this report entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Without limiting the generality of the preceding sentences, any time we use the words “expects,” “intends,” “will,” “anticipates,” “believes,” “confident,” “continue,” “propose,” “seeks,” “could,” “may,” “should,” “estimates,” “forecasts,” “might,” “goals,” “objectives,” “targets,” “planned,” “projects,” and, in each case, their negative or other various or comparable terminology, and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. For ADT, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include, without limitation:
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

•risks related to the restatement of our consolidated financial statements included in this Amended 2022 Annual Report and for other periods impacted by the restatement as identified in our Current Report on Form 8-K filed with the SEC on July 10, 2023, and any potential litigation or investigation related to such restatement;
•the Company’s ability to maintain effective ICFR and DCPs, including its ability to remediate any existing material weakness in its ICFR and the timing of any such remediation, as well as to reestablish effective DCPs at a reasonable assurance level; and
•the other factors that are described in this report under the heading “Risk Factors.”
Forward-looking statements and information involve risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such statements, including without limitation, the risks and uncertainties disclosed or referenced in Part I Item 1A of this Amended 2022 Annual Report under the heading “Risk Factors.” Therefore, caution should be taken not to place undue reliance on any such forward-looking statements. Much of the information in this report that looks toward future performance is based on various factors and important assumptions about future events that may or may not actually occur. As a result, our operations and financial results in the future could differ materially and substantially from those we have discussed in the forward-looking statements included in this Amended 2022 Annual Report. We assume no obligation (and specifically disclaim any such obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.
SUMMARY OF PRINCIPAL RISK FACTORS
This summary briefly lists the principal risks and uncertainties facing our business, which are only a select portion of those risks. A more complete discussion of those risks and uncertainties is set forth in Part I, Item 1A of this Amended 2022 Annual Report, entitled Risk Factors. Additional risks not presently known to us or that we currently deem immaterial may also affect us. If any of these risks occur, our business, financial condition or results of operations could be materially and adversely affected. Our business is subject to the following principal risks and uncertainties:
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
•We have identified a material weakness that caused our ICFR to be ineffective as of December 31, 2022, and which could, if not remediated, result in additional material misstatements in our consolidated financial statements. We also determined that our DCPs were ineffective as of September 30, 2022 and December 31, 2022. Deficiencies in ICFR or DCPs could impact our ability to accurately and timely report our financial results or otherwise cause us to fail to meet our reporting obligations, which could have a material adverse effect on our operations, investor confidence in our business, and the trading prices of our securities.
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
Use of Website to Provide Information
From time to time, we have used, and expect in the future to use, our website as a means of disclosing material information to the public in a broad, non-exclusionary manner, including for purposes of the SEC’s Regulation Fair Disclosure (Reg FD). Financial and other material information regarding the Company is routinely posted on our website and accessible at https://investor.adt.com. In order to receive notifications regarding new postings to our website, investors are encouraged to enroll on our website to receive automatic email alerts. None of the information on our website is incorporated into this Amended 2022 Annual Report.

ITEM 1A. RISK FACTORS.
In addition to risks and uncertainties in the ordinary course of business that are common to all businesses, important factors that are specific to our industry and the Company could have a material adverse effect on our business, financial condition, results of operations, and cash flows. You should carefully consider the risks described below and in our subsequent periodic filings with the SEC. The following risk factors should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes in this Amended 2022 Annual Report.
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

In addition, we continue to integrate the financial reporting systems and processes of various companies we have acquired. Successfully implementing our business plan and complying with the SOX Act and other regulations requires us to be able to prepare timely and accurate consolidated financial statements. Any delay in this implementation of, or disruption in, the transition to new or enhanced systems, procedures, or controls, including internal controls and DCPs, may cause us to present restatements or cause our operations to suffer, and we may be unable to conclude that our internal controls over financial reporting are effective and to obtain an unqualified report on internal controls from our independent registered public accounting firm.
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

We have identified a material weakness that caused our ICFR to be ineffective as of December 31, 2022, and which could, if not remediated, result in additional material misstatements in our financial statements. We also determined that our DCPs were ineffective as of September 30, 2022 and December 31, 2022. A failure to maintain effective ICFR or DCPs could impact our ability to accurately and timely report our financial results and other material disclosures or otherwise cause us to fail to meet our reporting obligations, which could have a material adverse effect on our operations, investor confidence in our business, and the trading prices of our securities.
We identified a material weakness that caused our ICFR to be ineffective as of December 31, 2022 in connection with the restatement of this Amended 2022 Annual Report. We also determined that our DCPs were not effective as of September 30, 2022 and December 31, 2022 for the same reason. As of the date of this Amended 2022 Annual Report, this material weakness has not been remediated and accordingly our DCPs and ICFR remain ineffective. Management is actively engaged in the planning for, and implementation of, remediation efforts to address our material weakness but there can be no assurance those efforts will be successful. Refer to Part II, Item 9A for further details of the material weakness and remediation efforts.
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
As of December 31, 2022, we had a carrying value of goodwill and other identifiable intangible assets of approximately $10.9 billion. We review goodwill and indefinite lived intangible assets for impairment at least annually. We review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset or asset group may not be fully recoverable. Impairment may result from, among other things, deterioration in performance; adverse market conditions; adverse changes in applicable laws or regulations, including changes that restrict our activities or affect the products and services we offer; challenges to the validity of certain registered intellectual property; reduced sales of certain products or services incorporating registered intellectual property; increased attrition; and a variety of other factors. For example, during the third quarter of 2022, as a result of ADT Solar’s underperformance of recent operating results in successive quarters relative to expectations, as well as the current macroeconomic conditions, including the impact of a continued increase in interest rates, we performed a quantitative interim impairment assessment on the Solar reporting unit as of September 30, 2022. Based on the results of our quantitative interim goodwill impairment analysis, we recorded a non-cash goodwill impairment charge of $201 million (as restated) during the third quarter of 2022. Depending on future circumstances, it is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of goodwill or other identifiable intangible assets could have a material adverse effect on our financial condition and results of operations.
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
Additional information in response to this Item is included in Note 13 “Commitments and Contingencies” in the Notes to Consolidated Financial Statements and is incorporated by reference into Part I of this Amended 2022 Annual Report. Our consolidated financial statements and the accompanying Notes to Consolidated Financial Statements are filed as part of this Amended 2022 Annual Report under Item 15 “Exhibit and Financial Statement Schedules” and are set forth beginning on page F-1 immediately following the signature pages of this Amended 2022 Annual Report.
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
ITEM 6. RESERVED.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
INTRODUCTION
The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this Amended 2022 Annual Report. This section is intended to (i) provide material information relevant to the assessment of our results of operations and cash flows; (ii) enhance the understanding of our financial condition, changes in financial condition, and results of operations; and (iii) discuss material events and uncertainties known to management that are reasonably likely to cause reported financial information not to be necessarily indicative of future performance or of future financial condition.
Included below are year-over-year comparisons between 2022 and 2021. For information on year-over-year comparisons between 2021 and 2020, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report for the year ended December 31, 2021, which was filed with the SEC on March 1, 2022.
The following discussion and analysis contains forward-looking statements about our business, operations, and financial performance based on current plans and estimates involving risks, uncertainties, and assumptions, which could differ materially from actual results. Factors that could cause such differences are discussed in the sections of this Amended 2022 Annual Report titled Item 1A “Risk Factors” and “Cautionary Statements Regarding Forward-Looking Statements.”
Restatement as of and for the year ended December 31, 2022
As previously discussed under the heading “Explanatory Note,” the Company is restating its previously issued Consolidated Financial Statements and related notes for the year ended December 31, 2022. Refer to Note 1 “Description of Business and Summary of Significant Accounting Policies” and Note 6 “Goodwill and Other Intangible Assets” in the Notes to Consolidated Financial Statements on this Form 10-K/A for additional information.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations does not substantively amend, update, or change any disclosures or analysis contained in the Original 2022 Annual Report, and accordingly, does not reflect any information or events occurring after February 28, 2023, the filing date of the Original 2022 Annual Report, or modify or update those disclosures affected by events that occurred at a later date or facts that subsequently became known to the Company, except to the extent they are otherwise required to be included and discussed herein. The following sections within this Management’s Discussion and Analysis of Financial Condition and Results of Operations have been updated to reflect the restatement: “Results of Operations,” “Non-GAAP Measures,” and Critical Accounting Estimates.” The restatement did not impact our operating metrics, key performance indicators, or cash flows and liquidity. Therefore, these sections are not updated herein.

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

RESULTS OF OPERATIONS

(in thousands, except as otherwise indicated)	Years Ended December 31,			$ Change
Results of Operations:	2022 (Restated)	2021	2020	2022 vs. 2021	2021 vs. 2020
Revenue:
Monitoring and related services	$4,589,265	$4,347,713	$4,186,987	$241,552	$160,726
Security installation, product, and other	1,019,619	912,047	1,127,800	107,572	(215,753)
Solar installation, product, and other	786,426	47,351	—	739,075	47,351
Total revenue	6,395,310	5,307,111	5,314,787	1,088,199	(7,676)
Cost of revenue (excluding depreciation and amortization):
Monitoring and related services	918,048	912,948	789,906	5,100	123,042
Security installation, product, and other	620,090	602,467	726,622	17,623	(124,155)
Solar installation, product, and other	501,710	34,758	—	466,952	34,758
Total cost of revenue	2,039,848	1,550,173	1,516,528	489,675	33,645
Selling, general, and administrative expenses	1,930,021	1,789,009	1,723,644	141,012	65,365
Depreciation and intangible asset amortization	1,693,575	1,914,779	1,913,767	(221,204)	1,012
Merger, restructuring, integration, and other	22,232	37,872	120,208	(15,640)	(82,336)
Goodwill impairment	200,974	—	—	200,974	—
Operating income (loss)	508,660	15,278	40,640	493,382	(25,362)
Interest expense, net	(265,285)	(457,667)	(708,189)	192,382	250,522
Loss on extinguishment of debt	—	(37,113)	(119,663)	37,113	82,550
Other income (expense)	(57,561)	8,313	8,293	(65,874)	20
Income (loss) before income taxes and equity in net earnings (losses) of equity method investee	185,814	(471,189)	(778,919)	657,003	307,730
Income tax benefit (expense)	(48,550)	130,369	146,726	(178,919)	(16,357)
Income (loss) before equity in net earnings (losses) of equity method investee	137,264	(340,820)	(632,193)	478,084	291,373
Equity in net earnings (losses) of equity method investee	(4,601)	—	—	(4,601)	—
Net income (loss)	$132,663	$(340,820)	$(632,193)	$473,483	$291,373

Key Performance Indicators: (1)
RMR	$374,178	$359,445	$343,243	$14,733	$16,202
Gross customer revenue attrition (percentage)	12.5%	13.1%	13.1%	N/A	N/A
Adjusted EBITDA (2)	$2,446,728	$2,212,579	$2,199,237	$234,149	$13,342
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
Goodwill Impairment:
We recorded a goodwill impairment charge of $201 million (as restated) associated with our Solar reporting unit during the third quarter of 2022. Refer to Note 1 “Description of Business and Summary of Significant Accounting Policies” and Note 6 “Goodwill and Other Intangible Assets” for further discussion.
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
Income Tax Benefit (Expense):
Our income tax expense (as restated) during 2022 was $49 million, resulting in an effective tax rate for the period of 26.1%. The effective tax rate primarily represents the federal statutory rate of 21.0%, a state statutory tax rate, net of federal benefits and legislative changes, of 2.4%, and unfavorable impacts related to the fair value adjustment of the Forward Contract, goodwill impairment, and other items, partially offset by favorable impacts from research and development credits, as well as uncertain tax positions and other items.
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

The table below reconciles Adjusted EBITDA to net income (loss):

	Years Ended December 31,			$ Change
(in thousands)	2022 (Restated)	2021	2020	2022 vs. 2021 (Restated)	2021 vs. 2020
Net income (loss)	$132,663	$(340,820)	$(632,193)	$473,483	$291,373
Interest expense, net	265,285	457,667	708,189	(192,382)	(250,522)
Income tax expense (benefit)	48,550	(130,369)	(146,726)	178,919	16,357
Depreciation and intangible asset amortization	1,693,575	1,914,779	1,913,767	(221,204)	1,012
Amortization of deferred subscriber acquisition costs	162,981	126,089	96,823	36,892	29,266
Amortization of deferred subscriber acquisition revenue	(244,141)	(172,061)	(124,804)	(72,080)	(47,257)
Share-based compensation expense	66,566	61,237	96,013	5,329	(34,776)
Merger, restructuring, integration, and other(1)	22,232	37,872	120,208	(15,640)	(82,336)
Goodwill impairment(2)	200,974	—	—	200,974	—
Loss on extinguishment of debt(3)	—	37,113	119,663	(37,113)	(82,550)
Change in fair value of financial instruments(4)	63,396	—	—	63,396	—
Radio conversion costs, net(5)	3,353	211,363	51,889	(208,010)	159,474
Acquisition-related adjustments(6)	35,229	12,945	438	22,284	12,507
Other(7)	(3,935)	(3,236)	(4,030)	(699)	794
Adjusted EBITDA	$2,446,728	$2,212,579	$2,199,237	$234,149	$13,342
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
Refer to the Notes to Consolidated Financial Statements included in this Amended 2022 Annual Report for further discussion of our significant accounting policies and the effect on our financial statements.
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
Solar - During the third quarter of 2022, as a result of ADT Solar’s underperformance of recent operating results in successive quarters relative to expectations, as well as current macroeconomic conditions, including the impact of a continued increase in interest rates, we performed an interim impairment quantitative assessment as of September 30, 2022, and recorded a goodwill impairment loss of $201 million (as restated).
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
If the Company’s assumptions are not realized, or if there are future changes in any of the assumptions due to a change in economic conditions or otherwise, it is possible that a further impairment charge may need to be recorded in the future. For example, a decrease of approximately 8% in 2023 projected revenues, a decrease in the Adjusted EBITDA margin across all periods of 0.5%, or an increase in the weighted average cost of capital by 1.5%, holding other assumptions constant, would result in approximately $40 million of additional impairment before applying the simultaneous equation method which would have the effect of increasing the amount of any additional impairment.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The Report of Independent Registered Public Accounting Firm, our consolidated financial statements, and the accompanying Notes to Consolidated Financial Statements that are filed as part of this Amended 2022 Annual Report are listed under Item 15 “Exhibit and Financial Statement Schedules” and are set forth beginning on page F-1 immediately following the signature pages of this Amended 2022 Annual Report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our DCPs (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Amended 2022 Annual Report.
Based on such evaluation at the time our Original 2022 Annual Report on Form 10-K for the year ended December 31, 2022 was filed on February 28, 2023, our Chief Executive Officer and Chief Financial Officer concluded that our DCPs were effective at a reasonable assurance level. Subsequent to that evaluation and as a result of the material weakness in our ICFR discussed below, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2022, our DCPs were not effective at a reasonable assurance level in ensuring information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control over Financial Reporting (“ICFR”) (Restated)
Our management is responsible for establishing and maintaining adequate ICFR (as defined under Exchange Act Rules 13a-15(f) and 15d-15(f)). ICFR is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Because of its inherent limitations, ICFR may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management performed an assessment of the effectiveness of our ICFR as of December 31, 2022 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
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
In Management’s Report on Internal Control over Financial Reporting in our Original 2022 Annual Report on Form 10-K for the year ended December 31, 2022, our management previously concluded that we maintained effective ICFR at the reasonable assurance level as of December 31, 2022. Our management subsequently concluded that the material weakness described above existed as of December 31, 2022. As a result, our management determined that our ICFR was not effective at the reasonable assurance level as of December 31, 2022. Accordingly, our management has restated this report on ICFR in order to disclose the material weakness described herein.
The effectiveness of our ICFR as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15 of this Amended 2022 Annual Report.
Remediation Plan for Material Weakness
Upon identification of the material weakness, our management developed a remediation plan, which includes updating our procedures regarding the recognition of the tax impacts related to goodwill impairments to specifically review the considerations of all tax impacts caused by the recognition of such goodwill impairments in accordance with the relevant accounting guidance.
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
Changes in Internal Control over Financial Reporting
There were no changes in our ICFR identified in our management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the three months ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our ICFR.
ITEM 9B. OTHER INFORMATION.
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not Applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item 10 “Directors, Executive Officers and Corporate Governance” is incorporated herein by reference from our Proxy Statement for the 2023 Annual Meeting of Stockholders (the “Proxy Statement”) which was filed with the SEC on April 11, 2023.
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

PART IV
ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.
1. Financial Statements
See Index to Consolidated Financial Statements appearing on page F-1.
2. Financial Statement Schedules
All financial statement schedules called for under Regulation S‑X are omitted because either they are not required under the related instructions, are included in the consolidated financial statements or notes thereto included elsewhere in this Amended 2022 Annual Report, or are not material.
3. Exhibits
The exhibits listed on the accompanying Index to Exhibits are filed/furnished or incorporated by reference as part of this Amended 2022 Annual Report.
Index to Exhibits
The information required by this Item is set forth on the exhibit index below.

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	Exhibit	Filing Date
2.1^	Share Purchase Agreement, dated September 30, 2019, among ADT Security Holdings Canada Ltd., ADT Inc., and TELUS Communications Inc.	8-K	2.1	10/1/2019
2.2	Purchase Agreement, dated November 8, 2021, by and among The ADT Security Corporation, Compass Solar Group, LLC, MGG SPV VIII LLC, MGG SPV VII LLC, Compass Group Management, LLC, the Company Members party thereto, the Blocker Members party thereto, and ADT Inc.	10-K	2.2	3/1/2022
3.1	Amended and Restated Certificate of Incorporation of ADT Inc.	8-K	3.1	9/17/2020
3.2	Amended and Restated Bylaws of ADT Inc.	8-K	3.1	7/23/2020
4.1	Indenture, dated as of July 5, 2012, by and between The ADT Corporation and Wells Fargo Bank, National Association	S-1	4.1	12/21/2017
4.2	Third Supplemental Indenture, dated as of July 5, 2012, by and among The ADT Corporation, Tyco International Ltd. and Wells Fargo Bank, National Association	S-1	4.4	12/21/2017
4.3	Fourth Supplemental Indenture, dated as of January 14, 2013, by and between The ADT Corporation and Wells Fargo Bank, National Association	S-1	4.5	12/21/2017
4.4	Sixth Supplemental Indenture, dated as of April 8, 2016, under 2012 Base Indenture, by and among The ADT Corporation, the guarantors party thereto and the Wells Fargo Bank, National Association	S-1	4.7	12/21/2017
4.5	Seventh Supplemental Indenture, dated as of April 22, 2016, under 2012 Base Indenture, by and among The ADT Corporation, the guarantors party thereto and the Wells Fargo Bank, National Association	S-1	4.8	12/21/2017
4.6	Eighth Supplemental Indenture, dated as of May 2, 2016, under 2012 Base Indenture, by and among Prime Finance, Inc., The ADT Corporation and the Wells Fargo Bank, National Association	S-1	4.9	12/21/2017
4.7	Ninth Supplemental Indenture, dated as of November 15, 2017, under 2012 Base Indenture, by and among The ADT Security Corporation, DataShield, LLC and Wells Fargo Bank, National Association	10-K	4.10	3/11/2019
4.8	Twelfth Supplemental Indenture, dated as of January 7, 2019, under 2012 Base Indenture, by and among The ADT Security Corporation, the guarantors party thereto and Wells Fargo Bank, National Association	10-K	4.13	3/11/2019
4.9	Fifteenth Supplemental Indenture, dated as of November 14, 2019, under 2012 Base Indenture, by and among The ADT Security Corporation, I-View Now LLC and Wells Fargo Bank, National Association	10-K	4.16	3/10/2020
4.10	Indenture, dated as of May 2, 2016, by and between Prime Security One MS, Inc. and the Wells Fargo Bank, National Association	S-1	4.14	12/21/2017
4.11	First Supplemental Indenture, dated as of May 2, 2016, by and among The ADT Corporation, the guarantors party thereto and the Wells Fargo Bank, National Association	S-1	4.15	12/21/2017

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	Exhibit	Filing Date
4.12	Second Supplemental Indenture, dated as of August 9, 2016, by and between The ADT Corporation, the Notes Guarantors and Wells Fargo Bank, National Association	S-1	4.18	12/21/2017
4.13	Third Supplemental Indenture, dated as of November 15, 2017, by and among The ADT Security Corporation, DataShield, LLC and Wells Fargo Bank, National Association	10-K	4.27	3/11/2019
4.14	Sixth Supplemental Indenture, dated as of January 7, 2019, by and among The ADT Security Corporation, the guarantors party thereto and Wells Fargo Bank, National Association	10-K	4.30	3/11/2019
4.15	Ninth Supplemental Indenture, dated as of November 14, 2019, by and among The ADT Security Corporation, I-View Now LLC and Wells Fargo Bank, National Association	10-K	4.37	3/10/2020
4.16	Indenture, dated as of April 4, 2019, by and among Prime Security Services Borrower, LLC, Prime Finance Inc., the guarantors party thereto from time to time, and Wells Fargo Bank, National Association, as trustee, relating to the $750 million aggregate principal amount of 5.250% first-priority senior secured notes due 2024.	8-K	4.1	4/4/2019
4.17	First Supplemental Indenture, dated as of November 14, 2019, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., I-View Now LLC and Wells Fargo Bank, National Association	10-K	4.49	3/10/2020
4.18	Indenture, dated as of April 4, 2019, by and among Prime Security Services Borrower, LLC, Prime Finance Inc., the guarantors party thereto from time to time, and Wells Fargo Bank, National Association, as trustee, relating to the $750 million aggregate principal amount of 5.750% first-priority senior secured notes due 2026.	8-K	4.2	4/4/2019
4.19	First Supplemental Indenture, dated as of September 23, 2019, by and among Prime Security Services Borrower, LLC, Prime Finance Inc., the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee, relating to the $600 million aggregate principal amount of 5.750% first-priority senior secured notes due 2026	8-K	4.1	9/24/2019
4.20	Second Supplemental Indenture, dated as of November 14, 2019, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., I-View Now LLC and Wells Fargo Bank, National Association	10-K	4.53	3/10/2020
4.21	Indenture, dated as of January 28, 2020, by and among Prime Security Services Borrower, LLC, Prime Finance Inc., the guarantors party thereto from time to time and Wells Fargo Bank, National Association, as trustee, relating to the $1,300 million aggregate principal amount of 6.250% Second-Priority Senior Secured Notes due 2028	8-K	4.1	1/28/2020
4.22	Indenture, dated as of August 20, 2020, by and among Prime Security Services Borrower, LLC, Prime Finance Inc., the guarantors party hereto from time to time, and Wells Fargo Bank, National Association, as trustee, relating to $1,000 million aggregate principal amount of 3.375% first-priority senior secured notes due 2027	8-K	4.1	8/20/2020
4.23	First-Priority Senior Secured Notes Indenture, dated as of July 29, 2021, by and among The ADT Security Corporation, Prime Security Services Borrower, LLC, the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee and collateral agent	8-K	4.1	7/29/2021
4.24	Seventeenth Supplemental Indenture, dated as of January 7, 2022, under 2012 Base Indenture, by and among The ADT Security Corporation, Compass Solar Group, LLC, Marc Jones Construction, L.L.C., Buildpro, L.L.C., Energypro LLC and Wells Fargo Bank, National Association	10-Q	4.1	5/6/2022
4.25	Eighteenth Supplemental Indenture, dated as of April 28, 2022, under 2012 Base Indenture, by and among The ADT Security Corporation, ADT Innovation LLC and Wells Fargo Bank, National Association	10-Q	4.2	5/6/2022
4.26	Eleventh Supplemental Indenture, dated as of January 7, 2022, by and among The ADT Security Corporation, Compass Solar Group, LLC, Marc Jones Construction, L.L.C., Buildpro, L.L.C., Energypro LLC and Wells Fargo Bank, National Association	10-Q	4.3	5/6/2022
4.27	Twelfth Supplemental Indenture, dated as of April 28, 2022, by and among The ADT Security Corporation, ADT Innovation LLC and Wells Fargo Bank, National Association	10-Q	4.4	5/6/2022
4.28	Third Supplemental Indenture, dated as of January 7, 2022, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., Compass Solar Group, LLC, Marc Jones Construction, L.L.C., Buildpro, L.L.C., Energypro LLC and Wells Fargo Bank, National Association	10-Q	4.5	5/6/2022
4.29	Fourth Supplemental Indenture, dated as of April 28, 2022, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., ADT Innovation LLC and Wells Fargo Bank, National Association	10-Q	4.6	5/6/2022
4.30	Fourth Supplemental Indenture, dated as of January 7, 2022, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., Compass Solar Group, LLC, Marc Jones Construction, L.L.C., Buildpro, L.L.C., Energypro LLC and Wells Fargo Bank, National Association	10-Q	4.7	5/6/2022

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	Exhibit	Filing Date
4.31	Fifth Supplemental Indenture, dated as of April 28, 2022, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., ADT Innovation LLC and Wells Fargo Bank, National Association	10-Q	4.8	5/6/2022
4.32	First Supplemental Indenture, dated as of January 7, 2022, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., Compass Solar Group, LLC, Marc Jones Construction, L.L.C., Buildpro, L.L.C., Energypro LLC and Wells Fargo Bank, National Association	10-Q	4.9	5/6/2022
4.33	Second Supplemental Indenture, dated as of April 28, 2022, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., ADT Innovation LLC and Wells Fargo Bank, National Association	10-Q	4.10	5/6/2022
4.34	Second Supplemental Indenture, dated as of January 7, 2022, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., Compass Solar Group, LLC, Marc Jones Construction, L.L.C., Buildpro, L.L.C., Energypro LLC and Wells Fargo Bank, National Association	10-Q	4.11	5/6/2022
4.35	Third Supplemental Indenture, dated as of April 28, 2022, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., ADT Innovation LLC and Wells Fargo Bank, National Association	10-Q	4.12	5/6/2022
4.36	First Supplemental Indenture, dated as of January 7, 2022, by and among The ADT Security Corporation, Compass Solar Group, LLC, Marc Jones Construction, L.L.C., Buildpro, L.L.C., Energypro LLC and Wells Fargo Bank, National Association	10-Q	4.13	5/6/2022
4.37	Second Supplemental Indenture, dated as of April 28, 2022, by and among The ADT Security Corporation, ADT Innovation LLC and Wells Fargo Bank, National Association	10-Q	4.14	5/6/2022
4.38	Description of Securities	10-K	4.24	3/1/2022
10.1	Incremental Assumption and Amendment Agreement No. 11, dated as of July 2, 2021, by and among Prime Security Services Holdings, LLC, Prime Security Services Borrower, LLC, The ADT Security Corporation, the subsidiary loan parties party thereto, the lenders and issuing banks party thereto and Barclays Bank PLC, as administrative agent	8-K	10.1	7/6/2021
10.2	Subsidiary Guarantee Agreement (First Lien), dated July 1, 2015, among the Subsidiaries of Prime Security Services Borrower, LLC named therein and Credit Suisse AG, Cayman Islands Branch, as Collateral Agent	S-1	10.2	12/21/2017
10.3	Supplement No. 1, dated as of May 2, 2016, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Securities Services Borrower, LLC and Barclays Bank PLC, as Collateral Agent	S-1	10.6	12/21/2017
10.4	Supplement No. 2, dated as of October 31, 2017, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent	10-K	10.55	3/11/2019
10.5	Supplement No. 3, dated as of January 22, 2018, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent	10-K	10.56	3/11/2019
10.6	Supplement No. 4, dated as of February 28, 2018, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent	10-K	10.57	3/11/2019
10.7	Supplement No. 5, dated as of August 17, 2018, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent	10-K	10.58	3/11/2019
10.8	Supplement No. 6, dated as of January 2, 2019, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent	10-K	10.59	3/11/2019
10.9	Supplement No. 7, dated as of January 30, 2019, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent	10-K	10.60	3/11/2019
10.10	Supplement No. 8, dated as of March 11, 2019, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent	10-Q	10.13	5/7/2019
10.11	Supplement No. 11, dated as of January 7, 2022, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent	10-Q	10.4	5/6/2022
10.12	Supplement No. 12, dated as of April 28, 2022, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent	10-Q	10.5	5/6/2022

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	Exhibit	Filing Date
10.13	Holdings Guarantee and Pledge Agreement (First Lien), dated and effective as of July 1, 2015, between Prime Security Services Holdings, LLC, as Holdings, and Credit Suisse AG, Cayman Islands Branch, as Collateral Agent	S-1	10.4	12/21/2017
10.14	Collateral Agreement (First Lien), dated as of July 1, 2015 among Prime Security Services Borrower, LLC, each Subsidiary of Prime Security Services Borrower, LLC from time to time identified therein as a party and Barclays Bank PLC, as collateral agent	S-1	10.5	12/21/2017
10.15	Collateral Agreement (Second Lien), dated as of January 28, 2020, among Prime Security Services Borrower LLC, as Issuer, Prime Finance, Inc., as Co-Issuer, each Subsidiary Guarantor party thereto and Wells Fargo Bank, National Association, as Collateral Agent	8-K	10.1	1/28/2020
10.16	First Lien/First Lien Intercreditor Agreement, dated as of May 2, 2016 among Barclays Bank PLC, as Collateral Agent, Barclays Bank PLC, as Authorized Representative under the Credit Agreement, Wells Fargo Bank, National Association, as the Initial Other Authorized Representative, and each additional Authorized Representative from time to time party hereto relating to Prime Security Services Borrower, LLC	S-1	10.8	12/21/2017
10.17	First Lien/Second Lien Intercreditor Agreement, dated as of July 1, 2015, between Credit Suisse AG, Cayman Islands Branch, as First Lien Facility Agent and Applicable First Lien Agent, and Credit Suisse AG, Cayman Islands Branch, as Second Lien Facility Agent and Applicable Second Lien Agent relating to Prime Security Services Borrower, LLC	S-1	10.9	12/21/2017
10.18	Receivables Purchase Agreement, dated as of March 5, 2020, among ADT LLC, individually and as servicer, ADT Finance LLC, as seller, various purchasers and purchaser agents from time to time party thereto, and Mizuho Bank, LTD., as Administrative Agent, Arranger, Collateral Agent and Structuring Agent	10-K	10.21	3/10/2020
10.19	Agreement of Amendment to Receivables Purchase Agreement, dated as of April 17, 2020, among ADT LLC, individually and as servicer, ADT Finance LLC, as seller, various purchasers and purchaser agents from time to time party thereto, and Mizuho Bank, LTD., as Administrative Agent, Arranger, Collateral Agent and Structuring Agent	10-Q	10.22	5/7/2020
10.20	Second Agreement of Amendment to Receivables Purchase Agreement, dated September 17, 2020, among ADT LLC, individually and as servicer, ADT Finance LLC, as seller, various purchasers and purchaser agents from time to time party thereto, and Mizuho Bank, LTD., as Administrative Agent, Arranger, Collateral Agent and Structuring Agent	10-Q	10.23	11/5/2020
10.21	Third Agreement of Amendment to Receivables Purchase Agreement, dated January 29, 2021, among ADT LLC, individually and as servicer, ADT Finance LLC, as seller, various purchasers and purchaser agents from time to time party thereto, and Mizuho Bank, LTD., as Administrative Agent, Arranger, Collateral Agent and Structuring Agent	10-K	10.25	2/25/2021
10.22	Fourth Agreement of Amendment to Receivables Purchase Agreement, dated March 5, 2021, among ADT LLC, individually and as servicer, ADT Finance LLC, as seller, various purchasers and purchaser agents from time to time party thereto, and Mizuho Bank, LTD., as Administrative Agent, Arranger, Collateral Agent and Structuring Agent	10-Q	10.26	5/5/2021
10.23	Receivables Sale and Contribution Agreement, dated as of April 17, 2020, between ADT LLC, as Originator and Servicer and ADT Finance Inc., as Buyer	10-Q	10.23	5/7/2020
10.24^	Receivables Financing Agreement, among ADT LLC, ADT Finance LLC and Mizuho Bank, Ltd., dated as of July 16, 2021	8-K	10.1	7/19/2021
10.25^	First Amendment and Joinder to the Receivables Financing Agreement and the Receivables Sale and Contribution Agreement, among ADT LLC, ADT Finance LLC, Mizuho Bank, Ltd., MUFG Bank, Ltd., BNP Paribas, and Starbird Funding Corporation, dated as of October 29, 2021	8-K	10.1	10/29/2021
10.26	Second Amendment to the Receivables Financing Agreement, among ADT LLC, ADT Finance LLC and Mizuho Bank, LTD., dated as of December 10, 2021	10-K	10.24	3/1/2022
10.27	Bank Rate Amendment to the Receivables Financing Agreement, among ADT LLC, ADT Finance LLC and Mizuho Bank, Ltd., dated as of April 19, 2022	10-Q	10.3	5/6/2022
10.28	Third Amendment dated as of May 20, 2022, to Receivables Financing Agreement, among ADT LLC, ADT Finance LLC, and Mizuho Bank, Ltd., dated as of July 16, 2021	10-Q	10.3	8/4/2022
10.29	Trademark Agreement, dated as of September 25, 2012, by and among ADT Services GmbH, ADT US Holdings, Inc., Tyco International Ltd. and The ADT Corporation	S-1	10.19	12/21/2017
10.30	Patent Agreement, dated as of September 26, 2012, by and between Tyco International Ltd. and The ADT Corporation	S-1	10.20	12/21/2017
10.31	Separation and Distribution Agreement, dated September 26, 2012 by and among Tyco International Ltd., Tyco International Finance S.A., The ADT Corporation and ADT LLC	S-1	10.21	12/21/2017
10.32	ADT LLC Supplemental Savings and Retirement Plan, effective as of April 1, 2017	S-1	10.22	12/21/2017
10.33	Amendment to the ADT LLC Supplemental Savings and Retirement Plan, effective as of December 18, 2017	10-K	10.31	2/25/2021

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	Exhibit	Filing Date
10.34	Amendment to the ADT LLC Supplemental Savings and Retirement Plan, effective as of December 24, 2018	10-K	10.32	2/25/2021
10.35	Amendment to the ADT LLC Supplemental Savings and Retirement Plan, effective as of December 31, 2018	10-K	10.33	2/25/2021
10.36	Amendment to the ADT LLC Supplemental Savings and Retirement Plan, effective as of February 8, 2019	10-K	10.34	2/25/2021
10.37	Amendment to the ADT LLC Supplemental Savings and Retirement Plan, effective as of July 29, 2019	10-K	10.35	2/25/2021
10.38	Amendment to the ADT LLC Supplemental Savings and Retirement Plan, effective as of December 15, 2021	10-Q	10.4	8/4/2022
10.39	Amendment to the ADT LLC Supplemental Savings and Retirement Plan, effective as of January 1, 2022	10-Q	10.13	11/3/2022
10.40	Amendment to the ADT LLC Supplemental Savings and Retirement Plan, effective as of February 22, 2023	10-K	10.40	2/28/2023
10.41	Stockholders Agreement, dated as of December 14, 2018, by and between the ADT Inc. and Prime Security Services TopCo Parent, L.P.	10-K	10.34	3/1/2022
10.42	Registration Rights Agreement by and between the ADT Inc. and Prime Securities Services TopCo, LP	10-K	10.24	3/15/2018
10.43	Amendment to the Registration Rights Agreement between ADT Inc. and Prime Security Services TopCo Parent, L.P.	10-Q	10.10	8/9/2018
10.44	Securities Purchase Agreement, dated as of July 31, 2020, by and between ADT Inc. and Google LLC	8-K	10.1	8/3/2020
10.45	Investor Rights Agreement, dated as of September 17, 2020, by and between ADT Inc. and Google LLC	8-K	10.1	9/17/2020
10.46	Form of Indemnification Agreement by and between the Company and each of its Directors and Executive Officers	10-Q	10.34	8/5/2020
10.47+	Amended and Restated Employment Agreement, dated December 19, 2017, between The ADT Security Corporation (together with any of its subsidiaries and Affiliates) and Donald Young	S-1	10.25	12/21/2017
10.48+	Amendment to Amended and Restated Employment Agreement, dated May 3, 2019, between The ADT Security Corporation (together with any of its subsidiaries and Affiliates) and Donald Young	10-Q	10.27	5/7/2019
10.49+	Amended and Restated Employment Agreement, dated December 19, 2017, between The ADT Security Corporation (together with any of its subsidiaries and Affiliates) and Daniel M. Bresingham	S-1	10.28	12/21/2017
10.50+	Amended and Restated Employment Agreement, dated December 19, 2017, between ADT LLC, (together with any of its subsidiaries and Affiliates) and Jeffrey Likosar	S-1	10.31	12/21/2017
10.51+	Employment Offer Letter, dated February 1, 2019, between ADT LLC (with its Affiliates and Successors) and David Smail	10-K	10.51	2/28/2023
10.52+	ADT Inc. 2018 Omnibus Incentive Plan	S-1	10.32	12/21/2017
10.53+	First Amendment to ADT Inc. 2018 Omnibus Incentive Plan dated April 25, 2019	10-Q	10.33	8/6/2019
10.54+	Form of Restricted Stock Unit Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan	S-1	10.33	12/21/2017
10.55+	Form of Non-Qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan	S-1	10.34	12/21/2017
10.56+	Form of Non-Qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan (Class B Unit Redemption)	S-1/A	10.35	1/8/2018
10.57+	Form of Amendment to Non-Qualified Award Agreement for use under ADT Inc. 2018 Omnibus Incentive Plan (Class B Unit Redemption)	10-Q	10.37	8/6/2019
10.58+	Form of Common Stock Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan	S-1/A	10.36	1/8/2018
10.59+	ADT Inc. 2018 Omnibus Incentive Plan Restricted Stock Unit Non-Employee Director Award Agreement	10-Q	10.9	8/9/2018
10.60+	Form of Restricted Stock Unit Special Equity Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan	10-Q	10.47	5/7/2020
10.61+	Form of Non-Qualified Option Special Equity Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan	10-Q	10.48	5/7/2020

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	Exhibit	Filing Date
10.62+	Form of Restricted Stock Unit Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan effective as of January 1, 2022	10-Q	10.5	11/9/2021
10.63+	Form of Non-Qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan effective as of January 1, 2022	10-Q	10.6	11/9/2021
10.64+	Form of Restricted Stock Unit Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan effective as of August 1, 2022	SC TO-I	(d)(34)	9/12/2022
10.65+	Form of Non-Qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan effective as of August 1, 2022	SC TO-I	(d)(35)	9/12/2022
10.66+	Second Amended & Restated Employment Agreement with James D. DeVries	10-Q	10.12	11/8/2018
10.67+	Amendment to Second Amended & Restated Employment Agreement of James D. DeVries	8-K	10.2	12/3/2018
10.68+	Separation of Employment Agreement and General Release, dated December 13, 2022, between ADT LLC and Keith Holmes	10-K	10.68	2/28/2023
10.69+	ADT Inc. Annual Incentive Plan	8-K	10.1	7/29/2021
10.70	Investor Rights Agreement, dated December 8, 2021, by and among ADT Inc. and the Holders party thereto	10-K	10.63	3/1/2022
10.71	Securities Purchase Agreement, dated as of September 5, 2022, by and between ADT Inc. and State Farm Fire & Casualty Company	8-K	10.1	9/6/2022
10.72	Tender and Support Agreement, dated as of September 5, 2022, by and between ADT Inc., Prime Security Services TopCo (ML), L.P. and Prime Security Services TopCo (ML II), L.P	8-K	10.2	9/6/2022
10.73	Support Agreement, dated as of September 5, 2022, by and between ADT Inc. and Google LLC	8-K	10.3	9/6/2022
10.74+	Form of Performance Unit Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan	SC TO-I	(d)(20)	9/12/2022
10.75+	Form of Time and Performance Vesting Non-Qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan	SC TO-I	(d)(21)	9/12/2022
10.76+	Form of Time and Performance Vesting Restricted Stock Unit Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan	SC TO-I	(d)(22)	9/12/2022
10.77+	Form of Non-Qualified Option Award Agreement for use under the Prime Security Services Parent, Inc. 2016 Equity Incentive Plan	SC TO-I	(d)(24)	9/12/2022
10.78	Commitment Letter by and among Prime Security Services Borrower, LLC, The ADT Security Corporation, Deutsche Bank Securities Inc., Deutsche Bank AG New York Branch, BNP Paribas, Mizuho Bank, Ltd., MUFG Bank, Ltd., Citizens Bank, N.A., Citigroup Global Markets Inc., Morgan Stanley Senior Funding, Inc., Royal Bank of Canada, Barclays Bank PLC, ING Capital LLC and Credit Suisse AG, New York Branch, dated as of September 15, 2022	8-K	10.1	9/15/2022
10.79	Investor Rights Agreement, dated as of October 13, 2022, by and between ADT Inc. and State Farm Fire & Casualty Company	8-K	10.1	10/13/2022
10.80+	Amended and Restated Management Investor Rights Agreement	10-K	10.39	3/15/2018
10.81+	Amendment No. 1 to Amended and Restated Management Investor Rights Agreement, dated as of December 9, 2022, by Prime Security Services TopCo Parent	8-K	10.1	12/15/2022
21	Subsidiaries of ADT Inc.	10-K	21	2/28/2023
23*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
31.2*	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
32.1**	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of ADT Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of ADT Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to the Company not maintaining effective controls over income tax accounting for non-routine or complex transactions, specifically the Company not maintaining effective controls to timely identify and account for the tax implications of goodwill impairment.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
Restatement of Previously Issued Financial Statements and Management’s Conclusion Regarding Internal Control over Financial Reporting
As discussed in Note 1 to the consolidated financial statements, the Company has restated its 2022 consolidated financial statements to correct misstatements.
Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2022. However, management has subsequently determined that a material weakness in internal control over financial reporting related to the Company not maintaining effective controls over income tax accounting for non-routine or complex transactions, specifically the Company not maintaining effective controls to timely identify and account for the tax implications of goodwill impairment, existed as of that date. Accordingly, the management’s report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.
See also the “Goodwill Impairment Assessments – Solar and Commercial Reporting Units” critical audit matter.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Goodwill Impairment Assessments – Solar and Commercial Reporting Units
As described in Note 6 to the consolidated financial statements, the Company’s consolidated goodwill balance was $5.8 billion as of December 31, 2022, of which $511.2 million and $336.6 million relates to the Solar and Commercial reporting units, respectively. Management tests goodwill for impairment at least annually as of the first day of the fourth quarter of each year and more often if an event occurs or circumstances change which indicate it is more-likely-than-not that fair value is less than its carrying amount. Under a qualitative approach, management assesses whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying amount. If management elects to bypass the qualitative assessment for any reporting unit, or if a qualitative assessment indicates it is more-likely-than-not that the estimated fair value of a reporting unit is less than its carrying amount, management proceeds to a quantitative approach. Under a quantitative approach, management estimates the fair value of a reporting unit and compares it to its carrying amount. If the carrying amount of a reporting unit exceeds fair value, an impairment loss is recognized in an amount equal to that excess. During the third quarter of 2022, as a result of Solar’s underperformance of recent operating results in successive quarters relative to expectations, as well as current macroeconomic conditions, including the impact of increasing interest rates, management performed an interim impairment quantitative assessment on the Solar reporting unit as of September 30, 2022. Based on the results of this interim goodwill impairment quantitative analysis, the Company recorded a goodwill impairment loss of $201 million. Management estimates the fair values of the Company’s reporting units using the income approach, which discounts projected cash flows using market participant assumptions. The income approach includes significant assumptions including, but not limited to, forecasted revenue, operating profit margins, adjusted EBITDA margins, operating expenses, cash flows, perpetual growth rates, and discount rates. See also the “Restatement of Previously Issued Financial Statements and Management’s Conclusion Regarding Internal Control over Financial Reporting” section of our report.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments of the Solar and Commercial reporting units is a critical audit matter are (i) the significant judgment by management when estimating the fair value of the Solar and Commercial reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to forecasted revenue, operating profit margins, operating expenses, and discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge. Also, as described in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section of our report, a material weakness was identified related to the tax implications of the goodwill impairment related to this matter.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the fair value estimate of the Company’s Solar and Commercial reporting units. These procedures also included, among others, (i) testing management’s process for estimating the fair value of the reporting units; (ii) evaluating the appropriateness of the income approach; (iii) testing the completeness and accuracy of the underlying data used in the income approach; (iv) testing the appropriateness of the simultaneous equation for goodwill impairment; and (v) evaluating the significant assumptions used by management related to forecasted revenue, operating profit margins, operating expenses, and discount rates. Evaluating management’s assumptions related to forecasted revenue, operating profit margins, operating expenses, and discount rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting units (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s income approach; and (ii) the reasonableness of the discount rate assumption.

/s/ PricewaterhouseCoopers LLP
Hallandale Beach, Florida
February 28, 2023, except for the effects of the restatement discussed in Note 1 to the consolidated financial statements and the matter discussed in the sixth paragraph of Management’s Report on Internal Control over Financial Reporting, as to which the date is July 27, 2023
We have served as the Company’s auditor since 2010.

ADT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2022 (Restated)	2021
Assets
Current assets:
Cash and cash equivalents	$257,223	$24,453
Restricted cash and restricted cash equivalents	116,357	8,824
Accounts receivable, net of allowance for credit losses of $65,655 and $54,032, respectively	597,313	442,158
Inventories, net	329,490	277,323
Work-in-progress	80,765	70,528
Prepaid expenses and other current assets	340,848	169,245
Total current assets	1,721,996	992,531
Property and equipment, net	375,968	364,108
Subscriber system assets, net	3,061,303	2,867,528
Intangible assets, net	5,091,747	5,413,351
Goodwill	5,767,016	5,943,403
Deferred subscriber acquisition costs, net	1,079,638	850,489
Other assets	723,568	462,941
Total assets	$17,821,236	$16,894,351

Liabilities and stockholders' equity
Current liabilities:
Current maturities of long-term debt	$871,917	$117,592
Accounts payable	486,715	474,976
Deferred revenue	402,691	373,532
Accrued expenses and other current liabilities	899,780	737,245
Total current liabilities	2,661,103	1,703,345
Long-term debt	8,956,671	9,575,098
Deferred subscriber acquisition revenue	1,645,478	1,199,293
Deferred tax liabilities	892,994	867,203
Other liabilities	271,842	300,693
Total liabilities	14,428,088	13,645,632

Commitments and contingencies (See Note 13)

Stockholders' equity:
Preferred stock—authorized 1,000,000 shares of $0.01 par value; zero issued and outstanding as of December 31, 2022 and 2021.	—	—
Common stock—authorized 3,999,000,000 shares of $0.01 par value; issued and outstanding shares of 862,098,041 and 846,825,868 as of December 31, 2022 and 2021, respectively.	8,621	8,468
Class B common stock—authorized 100,000,000 shares of $0.01 par value; issued and outstanding shares of 54,744,525 as of December 31, 2022 and 2021.	547	547
Additional paid-in capital	7,380,759	7,261,267
Accumulated deficit	(3,949,579)	(3,952,590)
Accumulated other comprehensive income (loss)	(47,200)	(68,973)
Total stockholders' equity	3,393,148	3,248,719
Total liabilities and stockholders' equity	$17,821,236	$16,894,351
See Notes to Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2022 (Restated)	2021	2020
Revenue:
Monitoring and related services	$4,589,265	$4,347,713	$4,186,987
Security installation, product, and other	1,019,619	912,047	1,127,800
Solar installation, product, and other	786,426	47,351	—
Total revenue	6,395,310	5,307,111	5,314,787
Cost of revenue (exclusive of depreciation and amortization shown separately below):
Monitoring and related services	918,048	912,948	789,906
Security installation, product, and other	620,090	602,467	726,622
Solar installation, product, and other	501,710	34,758	—
Total cost of revenue	2,039,848	1,550,173	1,516,528
Selling, general, and administrative expenses	1,930,021	1,789,009	1,723,644
Depreciation and intangible asset amortization	1,693,575	1,914,779	1,913,767
Merger, restructuring, integration, and other	22,232	37,872	120,208
Goodwill impairment	200,974	—	—
Operating income (loss)	508,660	15,278	40,640
Interest expense, net	(265,285)	(457,667)	(708,189)
Loss on extinguishment of debt	—	(37,113)	(119,663)
Other income (expense)	(57,561)	8,313	8,293
Income (loss) before income taxes and equity in net earnings (losses) of equity method investee	185,814	(471,189)	(778,919)
Income tax benefit (expense)	(48,550)	130,369	146,726
Income (loss) before equity in net earnings (losses) of equity method investee	137,264	(340,820)	(632,193)
Equity in net earnings (losses) of equity method investee	(4,601)	—	—
Net income (loss)	$132,663	$(340,820)	$(632,193)

Net income (loss) per share - basic:
Common Stock	$0.15	$(0.41)	$(0.82)
Class B Common Stock	$0.15	$(0.41)	$(0.72)

Weighted-average shares outstanding - basic:
Common Stock	848,465	770,620	760,483
Class B Common Stock	54,745	54,745	15,855

Net income (loss) per share - diluted:
Common Stock	$0.15	$(0.41)	$(0.82)
Class B Common Stock	$0.15	$(0.41)	$(0.74)

Weighted-average shares outstanding - diluted:
Common Stock	915,068	770,620	760,483
Class B Common Stock	54,745	54,745	17,944
See Notes to Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2022 (Restated)	2021	2020
Net income (loss)	$132,663	$(340,820)	$(632,193)
Other comprehensive income (loss), net of tax:
Cash flow hedges	25,754	46,234	(58,114)
Other	(3,981)	3,408	(2,125)
Total other comprehensive income (loss), net of tax	21,773	49,642	(60,239)
Comprehensive income (loss)	$154,436	$(291,178)	$(692,432)
See Notes to Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of December 31, 2019	753,622	—	$7,536	$—	$5,977,402	$(2,742,193)	$(58,376)	$3,184,369
Adoption of accounting standard, net of tax	—	—	—	—	—	(2,341)	—	(2,341)
Net income (loss)	—	—	—	—	—	(632,193)	—	(632,193)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(60,239)	(60,239)
Issuance of common stock, net of expenses	16,279	54,745	163	547	560,871	—	—	561,581
Repurchases of common stock	(1)	—	—	—	(4)	—	—	(4)
Dividends, including dividends reinvested in common stock	2	—	—	—	15	(111,868)	—	(111,853)
Share-based compensation expense	—	—	—	—	96,013	—	—	96,013
Transactions related to employee share-based compensation plans and other	1,112	—	11	—	6,466	(2,474)	—	4,003
Balance as of December 31, 2020	771,014	54,745	$7,710	$547	$6,640,763	$(3,491,069)	$(118,615)	$3,039,336
Net income (loss)	—	—	—	—	—	(340,820)	—	(340,820)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	49,642	49,642
Issuance of common stock, net of expenses	69,667	—	697	—	567,912	—	—	568,609
Dividends, including dividends reinvested in common stock	—	—	—	—	4	(119,154)	—	(119,150)
Share-based compensation expense	—	—	—	—	61,237	—	—	61,237
Transactions related to employee share-based compensation plans and other	6,145	—	61	—	(8,649)	(1,547)	—	(10,135)
Balance as of December 31, 2021	846,826	54,745	$8,468	$547	$7,261,267	$(3,952,590)	$(68,973)	$3,248,719
Net income (loss)	—	—	—	—	—	132,663	—	132,663
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	21,773	21,773
Issuance of common stock, net of expenses	140,681	—	1,407	—	1,188,488	—	—	1,189,895
Repurchases of common stock	(133,333)	—	(1,333)	—	(1,093,334)	—	—	(1,094,667)
Dividends	—	—	—	—	—	(127,835)	—	(127,835)
Share-based compensation expense	—	—	—	—	66,566	—	—	66,566
Contingent forward purchase contract	—	—	—	—	(41,938)	—	—	(41,938)
Transactions related to employee share-based compensation plans and other	7,924	—	79	—	(290)	(1,817)	—	(2,028)
Balance as of December 31, 2022 (Restated)	862,098	54,745	$8,621	$547	$7,380,759	$(3,949,579)	$(47,200)	$3,393,148
See Notes to Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2022 (Restated)	2021	2020
Cash flows from operating activities:
Net income (loss)	$132,663	$(340,820)	$(632,193)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and intangible asset amortization	1,693,575	1,914,779	1,913,767
Amortization of deferred subscriber acquisition costs	162,981	126,089	96,823
Amortization of deferred subscriber acquisition revenue	(244,141)	(172,061)	(124,804)
Share-based compensation expense	66,566	61,237	96,013
Deferred income taxes	19,575	(139,480)	(173,415)
Provision for losses on receivables and inventory	113,869	38,213	119,677
Loss on extinguishment of debt	—	37,113	119,663
Goodwill, intangible, and other asset impairments	206,132	19,161	—
Unrealized (gain) loss on interest rate swap contracts	(301,851)	(157,505)	60,363
Change in fair value of other financial instruments	63,396	—	—
Other non-cash items, net	124,460	149,024	145,272
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, net	(178,258)	(50,214)	(84,050)
Contract assets, net	36,807	46,788	(140,920)
Inventories and work-in-progress	(67,391)	(84,020)	(60,797)
Accounts payable	8,662	98,123	65,317
Deferred subscriber acquisition costs	(393,861)	(323,602)	(239,838)
Deferred subscriber acquisition revenue	329,214	276,841	179,874
Long-term retail installment contracts	142,811	64,516	(7,479)
Other, net	(27,289)	85,541	33,476
Net cash provided by (used in) operating activities	1,887,920	1,649,723	1,366,749
Cash flows from investing activities:
Dealer generated customer accounts and bulk account purchases	(621,695)	(675,118)	(380,716)
Subscriber system asset expenditures	(734,639)	(694,684)	(418,355)
Purchases of property and equipment	(176,660)	(168,238)	(157,191)
Acquisition of businesses, net of cash acquired	(13,095)	(163,503)	(224,617)
Sale of business, net of cash sold	26,749	1,807	(2,448)
Other investing, net	(13,444)	3,991	45,850
Net cash provided by (used in) investing activities	(1,532,784)	(1,695,745)	(1,137,477)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of expenses	1,180,000	—	447,811
Proceeds from long-term borrowings	550,035	1,195,729	2,640,000
Proceeds from receivables facility	276,826	253,546	82,517
Proceeds from opportunity fund	100,802	—	—
Repurchases of common stock	(1,200,000)	—	(4)
Repayment of long-term borrowings, including call premiums	(605,059)	(1,219,070)	(3,026,842)
Repayment of receivables facility	(121,061)	(130,345)	(6,742)
Dividends on common stock	(127,125)	(116,348)	(109,328)
Payments on finance leases	(44,978)	(32,123)	(27,956)
Payments on interest rate swaps	(18,841)	(56,119)	(38,325)
Other financing, net	(5,432)	(23,718)	(31,392)
Net cash provided by (used in) financing activities	(14,833)	(128,448)	(70,261)
Cash and cash equivalents and restricted cash and restricted cash equivalents:
Net increase (decrease) during the period	340,303	(174,470)	159,011
Beginning balance	33,277	207,747	48,736
Ending balance	$373,580	$33,277	$207,747
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
Restatement
The Company restated its previously issued Consolidated Financial Statements and related notes for the year ended December 31, 2022. In connection with the preparation of the Company’s second quarter 2023 condensed consolidated financial statements, the Company identified errors in the non-cash goodwill impairment losses associated with its Solar reporting unit and related tax impacts recognized during the third quarter of 2022 and the first quarter of 2023 as a result of the Company not applying the simultaneous equation method prescribed by Accounting Standards Update 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). The simultaneous equation method is not universally applicable. It only applies when a reporting unit has tax deductible goodwill. When a reporting unit contains tax deductible goodwill, a goodwill impairment results in an increase in the related deferred tax asset (or reduction in deferred tax liability), which in turn, results in greater goodwill impairment. The simultaneous equation solves for the amount of goodwill impairment and related deferred taxes that yield a carrying amount of the reporting unit equal to its fair value at the point of impairment.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The impacts from the restatement as of and for the year ended December 31, 2022 are as follows:

Consolidated Balance Sheet:
	December 31, 2022
(in thousands)	As Reported	Adjustments	As Restated
Goodwill	$5,818,605	$(51,589)	$5,767,016
Total assets	$17,872,825	$(51,589)	$17,821,236
Deferred tax liabilities	$904,628	$(11,634)	$892,994
Total liabilities	$14,439,722	$(11,634)	$14,428,088
Accumulated deficit	$(3,909,624)	$(39,955)	$(3,949,579)
Total stockholders' equity	$3,433,103	$(39,955)	$3,393,148
Total liabilities and stockholders' equity	$17,872,825	$(51,589)	$17,821,236

Consolidated Statement of Operations:
	Year Ended December 31, 2022
(in thousands, except per share amounts)	As Reported	Adjustments	As Restated
Goodwill impairment	$149,385	$51,589	$200,974
Operating income (loss)	$560,249	$(51,589)	$508,660
Income (loss) before income taxes and equity in net earnings (losses) of equity method investee	$237,403	$(51,589)	$185,814
Income tax benefit (expense)	$(60,184)	$11,634	$(48,550)
Income (loss) before equity in net earnings (losses) of equity method investee	$177,219	$(39,955)	$137,264
Net income (loss)	$172,618	$(39,955)	$132,663

Net income (loss) per share - basic:
Common Stock	$0.19	$(0.04)	$0.15
Class B Common Stock	$0.19	$(0.04)	$0.15

Weighted-average shares outstanding - basic:
Common Stock	848,465	—	848,465
Class B Common Stock	54,745	—	54,745

Net income (loss) per share - diluted:
Common Stock	$0.19	$(0.04)	$0.15
Class B Common Stock	$0.19	$(0.04)	$0.15

Weighted-average shares outstanding - diluted:
Common Stock	915,068	—	915,068
Class B Common Stock	54,745	—	54,745

Consolidated Statement of Comprehensive Income (Loss):
	Year Ended December 31, 2022
(in thousands)	As Reported	Adjustments	As Restated
Net income (loss)	$172,618	$(39,955)	$132,663
Comprehensive income (loss)	$194,391	$(39,955)	$154,436

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statement of Stockholders’ Equity:
	Year Ended December 31, 2022
(in thousands)	As Reported	Adjustments	As Restated
Net income (loss)	$172,618	$(39,955)	$132,663
Accumulated deficit	$(3,909,624)	$(39,955)	$(3,949,579)
Total stockholders’ equity	$3,433,103	$(39,955)	$3,393,148

Consolidated Statement of Cash Flows:
	Year Ended December 31, 2022
(in thousands)	As Reported	Adjustments	As Restated
Net income (loss)	$172,618	$(39,955)	$132,663
Deferred income taxes	$31,209	$(11,634)	$19,575
Goodwill, intangible, and other asset impairments	$154,543	$51,589	$206,132
In addition, the following footnotes have been updated to reflect the impact of the restatement:
•Note 1 “Description of Business and Summary of Significant Accounting Policies”
•Note 3 “Segment Information”
•Note 6 “Goodwill and Other Intangible Assets”
•Note 9 “Income Taxes”
•Note 12 “Net Income (Loss) per Share”
•Note 17 “Condensed Financial Information of Registrant”
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following table presents Adjusted EBITDA by segment and a reconciliation to consolidated income (loss) before income taxes and equity in net earnings (losses) of equity method investee:

	Years Ended December 31,
(in thousands)	2022 (Restated)	2021	2020
Adjusted EBITDA by segment:
CSB	$2,314,633	$2,110,879	$2,153,899
Commercial	126,940	96,112	45,338
Solar	5,155	5,588	—
Total	$2,446,728	$2,212,579	$2,199,237

Reconciliation:
Total segment Adjusted EBITDA(1)	$2,446,728	$2,212,579	$2,199,237
Less:
Interest expense, net	265,285	457,667	708,189
Depreciation and intangible asset amortization	1,693,575	1,914,779	1,913,767
Amortization of deferred subscriber acquisition costs	162,981	126,089	96,823
Amortization of deferred subscriber acquisition revenue	(244,141)	(172,061)	(124,804)
Share-based compensation expense	66,566	61,237	96,013
Merger, restructuring, integration, and other(2)	22,232	37,872	120,208
Goodwill impairment(3)	200,974	—	—
Loss on extinguishment of debt(4)	—	37,113	119,663
Change in fair value of financial instruments(5)	63,396	—	—
Radio conversion costs, net(6)	3,353	211,363	51,889
Acquisition-related adjustments(7)	35,229	12,945	438
Equity in net earnings (losses) of equity method investee	(4,601)	—	—
Other(8)	(3,935)	(3,236)	(4,030)
Income (loss) before income taxes and equity in net earnings (losses) of equity method investee	$185,814	$(471,189)	$(778,919)
___________________
(1)Except for the presentation of goodwill impairment and income (loss) before income taxes and equity in net earnings (losses) of equity method investee, total segment Adjusted EBITDA did not change as a result of the restatement.
(2)Refer to Note 4 “Acquisitions and Disposition.”
(3)Represents a goodwill impairment charge associated with the Company’s Solar reporting unit (as discussed in Note 1 “Description of Business and Summary of Significant Accounting Policies” and Note 6 “Goodwill and Other Intangible Assets”).
(4)Refer to Note 7 “Debt.”
(5)Represents the change in fair value of the Forward Contract (as defined and discussed in Note 10 “Equity”).
(6)Refer to Note 1 “Description of Business and Summary of Significant Accounting Policies.”
(7)During 2022 and 2021, primarily represents the amortization of the customer backlog intangible asset acquired in the ADT Solar Acquisition, which was fully amortized as of March 2022. Refer to Note 4 “Acquisitions and Disposition.”
(8)During 2022, primarily represents the gain on sale of a business. During 2020, included recoveries of $10 million associated with notes receivable from a former strategic investment.

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

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company recorded goodwill to the Solar reporting unit, the majority of which is deductible for tax purposes. The goodwill recognized as a result of the ADT Solar Acquisition reflects the strategic value and expected synergies of ADT Solar to the Company. Refer to Note 1 “Description of Business and Summary of Significant Accounting Policies” and Note 6 “Goodwill and Other Intangible Assets” for information on a goodwill impairment loss recognized in the Solar reporting unit during the third quarter of 2022.
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6.     GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
During the periods presented, changes in the carrying amount of goodwill by reportable segment were as follows:

(in thousands)	CSB	Commercial	Solar	Total
Balance as of January 1, 2021(1)	$4,906,691	$329,611	$—	$5,236,302
Acquisitions(2)(3)	(25)	12,400	694,726	707,101
Balance as of December 31, 2021	4,906,666	342,011	694,726	5,943,403
Acquisitions(3)	12,585	6,309	17,424	36,318
Impairment(4)	—	—	(200,974)	(200,974)
Disposition	—	(11,731)	—	(11,731)
Balance as of December 31, 2022 (Restated)	$4,919,251	$336,589	$511,176	$5,767,016
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
(4)Amount presented as restated. Refer to Note 1 “Description of Business and Summary of Significant Accounting Policies.”
As of December 31, 2022, accumulated goodwill impairment losses totaled $201 million (as restated). As of December 31, 2021 and 2020, the Company had no accumulated goodwill impairment losses.
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Solar Goodwill Impairment
During the third quarter of 2022, as a result of ADT Solar’s underperformance of recent operating results in successive quarters relative to expectations, as well as current macroeconomic conditions, including the impact of increasing interest rates, the Company performed an interim quantitative impairment assessment and recorded a goodwill impairment loss of $201 million (as restated).

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Components of income (loss) before income taxes:

	Years Ended December 31,
(in thousands)	2022 (Restated)	2021	2020
United States	$183,101	$(473,504)	$(782,256)
Foreign	2,713	2,315	3,337
Income (loss) before income taxes	$185,814	$(471,189)	$(778,919)

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Components of income tax benefit (expense):

	Years Ended December 31,
(in thousands)	2022 (Restated)	2021	2020
Current:
Federal	$(184)	$(174)	$370
State	(28,100)	(8,367)	(27,059)
Foreign	(691)	(570)	—
Current income tax benefit (expense)	(28,975)	(9,111)	(26,689)

Deferred:
Federal	(43,201)	97,805	133,646
State	24,029	41,901	39,842
Foreign	(403)	(226)	(73)
Deferred income tax benefit (expense)	(19,575)	139,480	173,415
Income tax benefit (expense)	$(48,550)	$130,369	$146,726
Effective Tax Rate Reconciliation:
Reconciliations between the actual effective tax rate on continuing operations and the statutory U.S. federal income tax rate were as follows:

	Years Ended December 31,
	2022 (Restated)	2021	2020
Statutory federal tax rate	21.0%	21.0%	21.0%
Statutory state tax rate, net of federal benefits	6.9%	2.7%	2.9%
Non-deductible and non-taxable charges(1)	14.1%	0.3%	(3.1)%
Valuation allowance	(1.3)%	0.5%	(1.5)%
Prior year return adjustments	2.0%	0.4%	(0.3)%
Federal credits	(6.4)%	—%	—%
Acquisitions	(0.4)%	1.3%	0.2%
Legislative changes	(4.5)%	0.8%	—%
Uncertain tax positions	(4.9)%	—%	—%
Other	(0.4)%	0.7%	(0.4)%
Effective tax rate	26.1%	27.7%	18.8%
___________________
(1)During 2022, primarily represents the impact related to the fair value adjustment of the Forward Contract.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred Tax Assets and Deferred Tax Liabilities
The components of the Company's net deferred tax assets (liabilities) were as follows:

	December 31,
(in thousands)	2022 (Restated)	2021
Deferred tax assets:
Accrued liabilities and reserves	$117,488	$113,085
Tax loss and credit carryforwards	468,209	594,821
Disallowed interest carryforward	185,080	140,974
Deferred revenue	187,766	140,604
Other	95,008	101,886
Total deferred tax assets	1,053,551	1,091,370
Valuation allowance	(57,715)	(60,157)
Deferred tax assets, net of valuation allowance	$995,836	$1,031,213

Deferred tax liabilities:
Subscriber system assets	$(766,067)	$(729,548)
Intangible assets	(1,023,895)	(1,139,927)
Other	(97,772)	(27,442)
Total deferred tax liabilities	(1,887,734)	(1,896,917)
Net deferred tax assets (liabilities)	$(891,898)	$(865,704)

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
For a discussion of the income tax expense (benefit) restatement, refer to Note 1 “Description of Business and Summary of Significant Accounting Policies.”
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

	Years Ended December 31,
(in thousands, except per share amounts)	2022 (Restated)	2021	2020
Allocation of net income (loss) - basic	$124,655	$(318,062)	$(620,856)
Dilutive effect (including conversion of Class B Common Stock)	7,690	—	—
Allocation of net income (loss) - diluted	$132,345	$(318,062)	$(620,856)

Weighted-average shares outstanding - basic	848,465	770,620	760,483
Dilutive effect (including conversion of Class B Common Stock)	66,603	—	—
Weighted-average shares outstanding - diluted	915,068	770,620	760,483

Net income (loss) per share - basic	$0.15	$(0.41)	$(0.82)
Net income (loss) per share - diluted	$0.15	$(0.41)	$(0.82)
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

	Years Ended December 31,
(in thousands, except per share amounts)	2022 (Restated)	2021	2020
Allocation of net income (loss) - basic	$8,008	$(22,758)	$(11,337)
Dilutive effect	(24)	—	(1,952)
Allocation of net income (loss) - diluted	$7,984	$(22,758)	$(13,289)

Weighted-average shares outstanding - basic	54,745	54,745	15,855
Dilutive effect	—	—	2,089
Weighted-average shares outstanding - diluted	54,745	54,745	17,944

Net income (loss) per share - basic	$0.15	$(0.41)	$(0.72)
Net income (loss) per share - diluted	$0.15	$(0.41)	$(0.74)
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17.     CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ADT INC.
(PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS
(in thousands)

	December 31,
	2022 (Restated)	2021
Assets
Current assets:
Cash and cash equivalents	$14,639	$1,947
Total current assets	14,639	1,947
Investment in subsidiaries and other assets	4,036,420	3,850,198
Total assets	$4,051,059	$3,852,145

Liabilities and stockholders' equity
Current liabilities:
Dividends payable and other current liabilities	$34,424	$47,482
Total current liabilities	34,424	47,482
Long-term debt	536,495	527,098
Other liabilities	86,992	28,846
Total liabilities	657,911	603,426
Total stockholders' equity	3,393,148	3,248,719
Total liabilities and stockholders' equity	$4,051,059	$3,852,145
The accompanying notes are an integral part of these condensed financial statements

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ADT INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Years Ended December 31,
	2022 (Restated)	2021	2020
Selling, general, and administrative expenses	$2,583	$117	$807
Merger, restructuring, integration, and other	(6,011)	(1,444)	4,532
Operating income (loss)	(3,428)	(1,327)	5,339
Interest expense, net	(8,086)	(8,743)	(8,342)
Other income (expense)	(63,394)	—	—
Equity in net income (loss) of subsidiaries	200,715	(333,404)	(618,512)
Net income (loss)	132,663	(340,820)	(632,193)
Other comprehensive income (loss), net of tax	21,773	49,642	(60,239)
Comprehensive income (loss)	$154,436	$(291,178)	$(692,432)

Net income (loss) per share - basic:
Common stock	$0.15	$(0.41)	$(0.82)
Class B common stock	$0.15	$(0.41)	$(0.72)

Weighted-average shares outstanding - basic:
Common stock	848,465	770,620	760,483
Class B common stock	54,745	54,745	15,855

Net income (loss) per share - diluted:
Common stock	$0.15	$(0.41)	$(0.82)
Class B common stock	$0.15	$(0.41)	$(0.74)

Weighted-average shares outstanding - diluted:
Common stock	915,068	770,620	760,483
Class B common stock	54,745	54,745	17,944
The accompanying notes are an integral part of these condensed financial statements

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ADT INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2022 (Restated)	2021	2020
Cash flows from operating activities:
Net income (loss)	$132,663	$(340,820)	$(632,193)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in net (income) loss of subsidiaries	(200,715)	333,404	618,512
Change in fair value of other financial instruments	63,396	—	—
Other, net	49,470	24,391	30,687
Net cash provided by (used in) operating activities	44,814	16,975	17,006
Cash flows from investing activities:
Contributions to subsidiaries	—	(40,000)	(275,000)
Distributions from subsidiaries	118,200	8,700	260,852
Acquisition of businesses	—	—	(201,453)
Other investing, net	—	—	750
Net cash provided by (used in) investing activities	118,200	(31,300)	(214,851)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of expenses	1,180,000	—	447,811
Dividends on common stock	(127,125)	(116,348)	(109,328)
Repurchases of common stock	(1,200,000)	—	(4)
Other financing, net	(3,197)	(6,472)	(1,896)
Net cash provided by (used in) financing activities	(150,322)	(122,820)	336,583

Cash and cash equivalents and restricted cash and restricted cash equivalents:
Net increase (decrease) during the period	12,692	(137,145)	138,738
Beginning balance	1,947	139,092	354
Ending balance	$14,639	$1,947	$139,092

Supplementary cash flow information:
Issuance of shares for acquisition of business	$55,485	$528,503	$113,841
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