Form 10-Q/A
period 2023-03-31
ADT Inc.
filed 2023-07-27
CIK 1703056

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

EXPLANATORY NOTE
This Amendment No. 1 to our Quarterly Report on Form 10-Q/A (“Form 10-Q/A” or “Amended First Quarter 2023 Quarterly Report”) amends and restates certain information included in our Quarterly Report on Form 10-Q for the three months ended March 31, 2023, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 2, 2023 (the “Original First Quarter 2023 Quarterly Report”).
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
•the condensed consolidated financial statements as of and for the three months ended March 31, 2023, included in our Original First Quarter 2023 Quarterly Report; and
•the amended information discussed herein that is contained in any previously issued or filed press releases, earnings releases, presentations, or other such documents including those posted on the Company’s website.
Items Amended in this Filing
This Amended First Quarter 2023 Quarterly Report sets forth our Original First Quarter 2023 Quarterly Report, as amended, in its entirety. Except as required to reflect the restated amounts, related disclosures, and updates to our assessment of ICFR and DCPs, there were no changes to any other parts of the Original First Quarter 2023 Quarterly Report. In addition, this Amended First Quarter 2023 Quarterly Report does not reflect events occurring after the date of the Original First Quarter 2023 Quarterly Report.
The following items have been amended in this Amended First Quarter 2023 Quarterly Report:
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
In accordance with applicable SEC rules, this Amended First Quarter 2023 Quarterly Report also includes an updated signature page.
Except as relating to the identified errors and the restatement described above, discussions within Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other forward-looking statements made in our Original First Quarter 2023 Quarterly Report have not been revised in this Amended First Quarter 2023 Quarterly Report to reflect events that occurred at a later date or facts that subsequently became known to the Company and should be read in their historical context.
Refer to Note 1 “Description of Business and Summary of Significant Accounting Policies” and Note 6 “Goodwill and Other Intangible Assets” in the Notes to Condensed Consolidated Financial Statements on this Form 10-Q/A for additional information including a summary of the impacts of these adjustments.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	March 31, 2023 (Restated)	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$186,316	$257,223
Restricted cash and restricted cash equivalents	117,236	116,357
Accounts receivable, net of allowance for credit losses of $64,869 and $65,655, respectively	598,163	597,313
Inventories, net	326,617	329,490
Work-in-progress	72,273	80,765
Prepaid expenses and other current assets	323,962	340,848
Total current assets	1,624,567	1,721,996
Property and equipment, net	356,067	375,968
Subscriber system assets, net	3,079,049	3,061,303
Intangible assets, net	5,019,815	5,091,747
Goodwill	5,525,995	5,767,016
Deferred subscriber acquisition costs, net	1,119,908	1,079,638
Other assets	719,777	723,568
Total assets	$17,445,178	$17,821,236

Liabilities and stockholders' equity
Current liabilities:
Current maturities of long-term debt	$464,566	$871,917
Accounts payable	397,666	486,715
Deferred revenue	395,201	402,691
Accrued expenses and other current liabilities	741,110	899,780
Total current liabilities	1,998,543	2,661,103
Long-term debt	9,375,568	8,956,671
Deferred subscriber acquisition revenue	1,735,298	1,645,478
Deferred tax liabilities	824,378	892,994
Other liabilities	265,959	271,842
Total liabilities	14,199,746	14,428,088

Commitments and contingencies (See Note 13)

Stockholders' equity:
Preferred stock—authorized 1,000,000 shares of $0.01 par value; zero issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock—authorized 3,999,000,000 shares of $0.01 par value; issued and outstanding shares of 866,916,570 and 862,098,041 as of March 31, 2023 and December 31, 2022, respectively	8,668	8,621
Class B common stock—authorized 100,000,000 shares of $0.01 par value; issued and outstanding shares of 54,744,525 as of March 31, 2023 and December 31, 2022	547	547
Additional paid-in capital	7,380,867	7,380,759
Accumulated deficit	(4,101,557)	(3,949,579)
Accumulated other comprehensive income (loss)	(43,093)	(47,200)
Total stockholders' equity	3,245,432	3,393,148
Total liabilities and stockholders' equity	$17,445,178	$17,821,236
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2023 (Restated)	2022
Revenue:
Monitoring and related services	$1,173,318	$1,121,296
Security installation, product, and other	294,201	231,470
Solar installation, product, and other	144,835	191,981
Total revenue	1,612,354	1,544,747
Cost of revenue (exclusive of depreciation and amortization shown separately below):
Monitoring and related services	246,403	235,614
Security installation, product, and other	169,254	138,750
Solar installation, product, and other	98,344	135,404
Total cost of revenue	514,001	509,768
Selling, general, and administrative expenses	462,229	482,348
Depreciation and intangible asset amortization	383,055	476,123
Merger, restructuring, integration, and other	17,647	528
Goodwill impairment	241,630	—
Operating income (loss)	(6,208)	75,980
Interest expense, net	(171,626)	(6,307)
Other income (expense)	(1,190)	1,496
Income (loss) before income taxes and equity in net earnings (losses) of equity method investee	(179,024)	71,169
Income tax benefit (expense)	62,864	(19,524)
Income (loss) before equity in net earnings (losses) of equity method investee	(116,160)	51,645
Equity in net earnings (losses) of equity method investee	(2,677)	—
Net income (loss)	$(118,837)	$51,645

Net income (loss) per share - basic:
Common Stock	$(0.13)	$0.06
Class B Common Stock	$(0.13)	$0.06

Weighted-average shares outstanding - basic:
Common Stock	854,299	843,830
Class B Common Stock	54,745	54,745

Net income (loss) per share - diluted:
Common Stock	$(0.13)	$0.06
Class B Common Stock	$(0.13)	$0.06

Weighted-average shares outstanding - diluted:
Common Stock	854,299	911,313
Class B Common Stock	54,745	54,745
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2023 (Restated)	2022
Net income (loss)	$(118,837)	$51,645
Other comprehensive income (loss), net of tax:
Cash flow hedges	4,135	11,092
Other	(28)	(9)
Total other comprehensive income (loss), net of tax	4,107	11,083
Comprehensive income (loss)	$(114,730)	$62,728
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Three Months Ended March 31, 2023
	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Beginning balance	862,098	54,745	$8,621	$547	$7,380,759	$(3,949,579)	$(47,200)	$3,393,148
Net income (loss)	—	—	—	—	—	(118,837)	—	(118,837)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	4,107	4,107
Dividends	—	—	—	—	—	(32,258)	—	(32,258)
Share-based compensation expense	—	—	—	—	15,982	—	—	15,982
Transactions related to employee share-based compensation plans and other	4,819	—	47	—	(15,874)	(883)		(16,710)
Ending balance (Restated)	866,917	54,745	$8,668	$547	$7,380,867	$(4,101,557)	$(43,093)	$3,245,432

	Three Months Ended March 31, 2022
	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Beginning balance	846,826	54,745	$8,468	$547	$7,261,267	$(3,952,590)	$(68,973)	$3,248,719
Net income (loss)	—	—	—	—	—	51,645	—	51,645
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	11,083	11,083
Dividends	—	—	—	—	—	(31,758)	—	(31,758)
Share-based compensation expense	—	—	—	—	16,020	—	—	16,020
Transactions related to employee share-based compensation plans and other	4,498	—	45	—	(15,050)	(437)	—	(15,442)
Ending balance	851,324	54,745	$8,513	$547	$7,262,237	$(3,933,140)	$(57,890)	$3,280,267
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2023 (Restated)	2022
Cash flows from operating activities:
Net income (loss)	$(118,837)	$51,645
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and intangible asset amortization	383,055	476,123
Amortization of deferred subscriber acquisition costs	46,684	36,939
Amortization of deferred subscriber acquisition revenue	(72,022)	(53,423)
Share-based compensation expense	15,982	16,020
Deferred income taxes	(69,740)	16,172
Provision for losses on receivables and inventory	26,479	19,314
Goodwill, intangible, and other asset impairments	242,630	—
Unrealized (gain) loss on interest rate swap contracts	32,516	(145,289)
Other non-cash items, net	28,601	65,445
Changes in operating assets and liabilities, net of effects of acquisitions:
Deferred subscriber acquisition costs	(87,161)	(92,837)
Deferred subscriber acquisition revenue	73,529	81,073
Other, net	(195,076)	(163,110)
Net cash provided by (used in) operating activities	306,640	308,072

Cash flows from investing activities:
Dealer generated customer accounts and bulk account purchases	(115,818)	(185,070)
Subscriber system asset expenditures	(159,433)	(182,141)
Purchases of property and equipment	(59,215)	(38,317)
Other investing, net	(1,574)	405
Net cash provided by (used in) investing activities	(336,040)	(405,123)

Cash flows from financing activities:
Proceeds from long-term borrowings	600,000	280,000
Proceeds from receivables facility	63,749	46,876
Proceeds (payments) from interest rate swaps	16,322	(13,461)
Repayment of long-term borrowings, including call premiums	(607,444)	(142,567)
Repayment of receivables facility	(44,432)	(20,876)
Dividends on common stock	(32,038)	(31,596)
Payments on finance leases	(10,982)	(10,691)
Other financing, net	(25,803)	(15,840)
Net cash provided by (used in) financing activities	(40,628)	91,845

Cash and cash equivalents and restricted cash and restricted cash equivalents:
Net increase (decrease)	(70,028)	(5,206)
Beginning balance	373,580	33,277
Ending balance	$303,552	$28,071
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
The Condensed Consolidated Balance Sheet as of December 31, 2022 included herein was derived from the audited consolidated financial statements as of that date. Certain information and footnote disclosures required in the annual consolidated financial statements have been omitted as appropriate. For a more comprehensive understanding of the Company and its interim results, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Amended Annual Report on Form 10-K/A for the year ended December 31, 2022 (the Amended “2022 Annual Report”), which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 27, 2023.
Restatement
The Company restated its previously issued Condensed Consolidated Financial Statements and related notes for the three months ended March 31, 2023. In connection with the preparation of the Company’s second quarter 2023 condensed consolidated financial statements, the Company identified errors in the non-cash goodwill impairment losses associated with its Solar reporting unit and related tax impacts recognized during the third quarter of 2022 and the first quarter of 2023 as a result of the Company not applying the simultaneous equation method prescribed by Accounting Standards Update 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). The simultaneous equation method is not universally applicable. It only applies when a reporting unit has tax deductible goodwill. When a reporting unit contains tax deductible goodwill, a goodwill impairment results in an increase in the related deferred tax asset (or reduction in deferred tax liability), which in turn, results in greater goodwill impairment. The simultaneous equation solves for the amount of goodwill impairment and related deferred taxes that yield a carrying amount of the reporting unit equal to its fair value at the point of impairment.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The impacts from the restatement as of and for the three months ended March 31, 2023 are as follows:

Condensed Consolidated Balance Sheet:
	As of March 31, 2023
(in thousands)	As Reported	Adjustments	As Restated
Goodwill	$5,626,514	$(100,519)	$5,525,995
Total assets	$17,545,697	$(100,519)	$17,445,178
Deferred tax liabilities	$855,803	$(31,425)	$824,378
Total liabilities	$14,231,171	$(31,425)	$14,199,746
Accumulated deficit	$(4,032,463)	$(69,094)	$(4,101,557)
Total stockholders’ equity	$3,314,526	$(69,094)	$3,245,432
Total liabilities and stockholders’ equity	$17,545,697	$(100,519)	$17,445,178

Condensed Consolidated Statement of Operations:
	For the three months ended March 31, 2023
(in thousands, except per share amounts)	As Reported	Adjustments	As Restated
Goodwill impairment	$192,700	$48,930	$241,630
Operating income (loss)	$42,722	$(48,930)	$(6,208)
Income (loss) before income taxes and equity in net earnings (losses) of equity method investee	$(130,094)	$(48,930)	$(179,024)
Income tax benefit (expense)	$43,073	$19,791	$62,864
Income (loss) before equity in net earnings (losses) of equity method investee	$(87,021)	$(29,139)	$(116,160)
Net income (loss)	$(89,698)	$(29,139)	$(118,837)

Net income (loss) per share - basic:
Common Stock	$(0.10)	$(0.03)	$(0.13)
Class B Common Stock	$(0.10)	$(0.03)	$(0.13)

Weighted-average shares outstanding - basic:
Common Stock	854,299	—	854,299
Class B Common Stock	54,745	—	54,745

Net income (loss) per share - diluted:
Common Stock	$(0.10)	$(0.03)	$(0.13)
Class B Common Stock	$(0.10)	$(0.03)	$(0.13)

Weighted-average shares outstanding - diluted:
Common Stock	854,299	—	854,299
Class B Common Stock	54,745	—	54,745

Condensed Consolidated Statement of Comprehensive Income (Loss):
	For the three months ended March 31, 2023
(in thousands)	As Reported	Adjustments	As Restated
Net income (loss)	$(89,698)	$(29,139)	$(118,837)
Comprehensive income (loss)	$(85,591)	$(29,139)	$(114,730)

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidated Statement of Stockholders’ Equity:
	For the three months ended March 31, 2023
(in thousands)	As Reported	Adjustments	As Restated
Net income (loss)	$(89,698)	$(29,139)	$(118,837)
Accumulated deficit	$(4,032,463)	$(69,094)	$(4,101,557)
Total stockholders’ equity	$3,314,526	$(69,094)	$3,245,432

Condensed Consolidated Statement of Cash Flows:
	For the three months ended March 31, 2023
(in thousands)	As Reported	Adjustments	As Restated
Net income (loss)	$(89,698)	$(29,139)	$(118,837)
Deferred income taxes	$(49,949)	$(19,791)	$(69,740)
Goodwill, intangible, and other asset impairments	$193,700	$48,930	$242,630
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
COVID-19 Pandemic - During March 2020, the World Health Organization declared the outbreak of a novel coronavirus as a pandemic (the “COVID-19 Pandemic”). As of March 31, 2023, the impact to the Company, as well as its response plan, has not materially changed from that described in the Amended 2022 Annual Report.
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
Significant Accounting Policies
Unless otherwise noted, the Company’s accounting policies discussed below, or included within the respective footnotes herein, do not materially differ from those disclosed in the Amended 2022 Annual Report.
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
3.     SEGMENT INFORMATION
As discussed in Note 1 “Description of Business and Summary of Significant Accounting Policies,” the Company reports results in three operating and reportable segments: CSB, Commercial, and Solar. The Company’s segments are based on the manner in which the Company’s Chief Executive Officer, who is the chief operating decision maker (the “CODM”) evaluates performance and makes decisions about how to allocate resources. There have been no changes to the Company’s segments from that disclosed in the Amended 2022 Annual Report.
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The following table presents Adjusted EBITDA by segment and a reconciliation to consolidated income (loss) before income taxes and equity in net earnings (losses) of equity method investee:

	Three Months Ended March 31,
(in thousands)	2023 (Restated)	2022
Adjusted EBITDA by segment:
CSB	$594,673	$560,545
Commercial	40,788	23,630
Solar	(10,545)	16,822
Total	$624,916	$600,997

Reconciliation:
Total segment Adjusted EBITDA(1)	$624,916	$600,997
Less:
Interest expense, net	171,626	6,307
Depreciation and intangible asset amortization	383,055	476,123
Amortization of deferred subscriber acquisition costs	46,684	36,939
Amortization of deferred subscriber acquisition revenue	(72,022)	(53,423)
Share-based compensation expense	15,982	16,020
Merger, restructuring, integration, and other(2)	17,647	528
Goodwill impairment(3)	241,630	—
Acquisition-related adjustments(4)	1,630	36,295
Equity in net earnings (losses) of equity method investee	(2,677)	—
Other, net(5)	385	11,039
Income (loss) before income taxes and equity in net earnings (losses) of equity method investee	$(179,024)	$71,169
________________
(1)    Except for the presentation of goodwill impairment and income (loss) before income taxes and equity in net earnings (losses) of equity method investee, total segment Adjusted EBITDA did not change as a result of the restatement.
(2)    During 2023, includes restructuring costs primarily related to certain facility exits, as well as integration and third-party costs related to the strategic optimization of the Solar business operations following the ADT Solar acquisition.
(3)    Represents an impairment charge associated with the Company’s Solar reporting unit. Refer to Note 1 “Description of Business and Summary of Significant Accounting Policies” and Note 6 “Goodwill and Other Intangible Assets.”
(4)    During 2022, primarily represents the amortization of the customer backlog intangible asset acquired in the ADT Solar Acquisition, which was fully amortized as of March 2022.
(5)    During 2022, primarily includes net radio conversion costs.
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
6.     GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Changes in the carrying amounts of goodwill by reportable segment were as follows:

(in thousands)	CSB	Commercial	Solar	Total
Balance as of December 31, 2022	$4,919,251	$336,589	$511,176	$5,767,016
Acquisitions(1)	609	—	—	609
Impairment(2)	—	—	(241,630)	(241,630)
Balance as of March 31, 2023 (Restated)	$4,919,860	$336,589	$269,546	$5,525,995
________________
(1)    Includes the impact of measurement period adjustments.
(2)    Amount presented as restated. Refer to Note 1 “Description of Business and Summary of Significant Accounting Policies.”
As of March 31, 2023 and December 31, 2022, the Company had accumulated goodwill impairment losses of $443 million (as restated) and $201 million, respectively, associated with the Company’s Solar reporting unit.
Solar Goodwill Impairment
During the first quarter of 2023, the Company concluded that there was a triggering event related to its Solar reporting unit as a result of current macroeconomic conditions, including the impact of rising interest rates and financial market conditions on the Company’s third party lenders and customer demand, as well as ADT Solar’s underperformance of operating results in the first quarter of 2023 relative to expectations. As a result, the Company performed an interim impairment quantitative assessment on the Solar reporting unit as of March 31, 2023. Based on the results of the Company’s interim goodwill impairment quantitative analysis, the Company recorded a goodwill impairment charge of $242 million (as restated) during the first quarter of 2023.
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The Company’s income tax benefit (as restated) for the three months ended March 31, 2023 was $63 million, resulting in an effective tax rate for the period of 35.1%. The effective tax rate primarily represents the federal statutory rate of 21.0%, a state statutory tax rate, net of federal benefits, of 8.9%, and unfavorable impacts related to non-deductible executive compensation, Solar goodwill impairment, and other items, partially offset by favorable impacts from federal tax credits and other items.
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

	Three Months Ended March 31,
in thousands, except per share amounts	2023 (Restated)	2022
Allocation of net income (loss) - basic	$(111,720)	$48,510
Dilutive effect (including conversion of Class B Common Stock)	—	2,001
Allocation of net income (loss) - diluted	$(111,720)	$50,511

Weighted-average shares outstanding - basic	854,299	843,830
Dilutive effect (including conversion of Class B Common Stock)(1)	—	67,483
Weighted-average shares outstanding - diluted	854,299	911,313

Net income (loss) per share - basic	$(0.13)	$0.06
Net income (loss) per share - diluted	$(0.13)	$0.06
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
Class B Common Stock:

	Three Months Ended March 31,
in thousands, except per share amounts	2023 (Restated)	2022
Allocation of net income (loss) - basic	$(7,117)	$3,135
Dilutive effect(1)	—	(85)
Allocation of net income (loss) - diluted	$(7,117)	$3,050

Weighted-average shares outstanding - basic	54,745	54,745
Dilutive effect(1)	—	—
Weighted-average shares outstanding - diluted	54,745	54,745

Net income (loss) per share - basic	$(0.13)	$0.06
Net income (loss) per share - diluted	$(0.13)	$0.06
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
Legal Proceedings
The Company is subject to various claims and lawsuits in the ordinary course of business, which include among other things commercial general liability claims, automobile liability claims, contractual disputes, worker’s compensation claims, labor law and employment claims, claims that the Company infringed on the intellectual property of others, and consumer and employment class actions. The Company is also subject to regulatory and governmental examinations, information requests and subpoenas, inquiries, investigations, and threatened legal actions and proceedings. In connection with such formal and informal inquiries, the Company receives numerous requests, subpoenas, and orders for documents, testimony, and information in connection with various aspects of its activities. There have been no material changes to these matters from those disclosed in the Amended 2022 Annual Report.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
INTRODUCTION
To obtain a more comprehensive understanding of our financial condition, changes in financial condition, and results of operations, the following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Amended First Quarter 2023 Quarterly Report, as well as our audited consolidated financial statements and the related notes included in our Amended 2022 Annual Report, which was filed with the SEC on July 27, 2023.
The following discussion and analysis contains forward-looking statements about our business, operations, and financial performance based on current plans and estimates that involve risks, uncertainties, and assumptions, which could differ materially from actual results. Factors that could cause such differences are discussed in the sections of this Amended First Quarter 2023 Quarterly Report titled “Cautionary Statements Regarding Forward-Looking Statements” and Item 1A “Risk Factors.”
Restatement
The Company is restating its previously issued Condensed Consolidated Financial Statements and related notes for the three months ended March 31, 2023. Refer to Note 1 “Description of Business and Summary of Significant Accounting Policies” in the Notes to Condensed Consolidated Financial Statements for additional information.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations does not substantively amend, update, or change any disclosures or analysis contained in the Original First Quarter 2023 Quarterly Report, and accordingly, does not reflect any information or events occurring after May 2, 2023, the filing date of the Original First Quarter 2023 Quarterly Report, or modify or update those disclosures affected by events that occurred at a later date or facts that subsequently became known to the Company, except to the extent they are otherwise required to be included and discussed herein. The following sections within this Management’s Discussion and Analysis of Financial Condition and Results of Operations have been updated to reflect the restatement: “Results of Operations,” “Non-GAAP Measures,” and Critical Accounting Estimates.” The restatement did not impact our operating metrics, key performance indicators, or cash flows and liquidity. Therefore, these sections are not updated herein.
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
We considered recent impacts from macroeconomic conditions such as inflationary pressures, rising interest rates, the uncertainty and volatility in the financial markets, and supply chain disruptions, as well as any on-going impacts of the COVID-19 Pandemic, in the assessment of our financial position, results of operations, and cash flows, as well as certain accounting estimates, as of and for the periods presented. As of March 31, 2023, the impact to the Company, as well as our response plan, has not materially changed from that described in the Amended 2022 Annual Report.
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
RESULTS OF OPERATIONS

	Three Months Ended March 31,
(in thousands, except as otherwise indicated)	2023 (Restated)	2022	$ Change
Revenue:
Monitoring and related services	$1,173,318	$1,121,296	$52,022
Security installation, product, and other	294,201	231,470	62,731
Solar installation, product, and other	144,835	191,981	(47,146)
Total revenue	1,612,354	1,544,747	67,607
Cost of revenue (exclusive of depreciation and amortization shown separately below):
Monitoring and related services	246,403	235,614	10,789
Security installation, product, and other	169,254	138,750	30,504
Solar installation, product, and other	98,344	135,404	(37,060)
Total cost of revenue	514,001	509,768	4,233
Selling, general, and administrative expenses	462,229	482,348	(20,119)
Depreciation and intangible asset amortization	383,055	476,123	(93,068)
Merger, restructuring, integration, and other	17,647	528	17,119
Goodwill impairment	241,630	—	241,630
Operating income (loss)	(6,208)	75,980	(82,188)
Interest expense, net	(171,626)	(6,307)	(165,319)
Other income (expense)	(1,190)	1,496	(2,686)
Income (loss) before income taxes and equity in net earnings (losses) of equity method investee	(179,024)	71,169	(250,193)
Income tax benefit (expense)	62,864	(19,524)	82,388
Income (loss) before equity in net earnings (losses) of equity method investee	(116,160)	51,645	(167,805)
Equity in net earnings (losses) of equity method investee	(2,677)	—	(2,677)
Net income (loss)	$(118,837)	$51,645	$(170,482)

Key Performance Indicators:(1)
RMR	$378,198	$364,936	$13,262
Gross customer revenue attrition (percent)	12.5%	12.9%	N/A*
Adjusted EBITDA(2)	$624,916	$600,997	$23,919
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
Goodwill Impairment:
For the three months ended March 31, 2023, we recorded a goodwill impairment charge of $242 million (as restated), which was the result of an interim impairment analysis associated with our Solar reporting unit. Refer to Note 1 “Description of Business and Summary of Significant Accounting Policies,” Note 6 “Goodwill and Other Intangible Assets,” and the section “—Critical Accounting Estimates” below for further discussion.
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
Income Tax Benefit (Expense):
Our income tax benefit (as restated) for the three months ended March 31, 2023 was $63 million, resulting in an effective tax rate for the period of 35.1%. The effective tax rate primarily represents the federal statutory rate of 21.0%, a state statutory tax rate, net of federal benefits, of 8.9%, and unfavorable impacts related to non-deductible executive compensation, Solar goodwill impairment, and other items, partially offset by favorable impacts from federal tax credits and other items.
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
We believe that our deferred tax assets for disallowed interest under Internal Revenue Code (“IRC”) Section 163(j) will continue to grow from their current level. There is currently significant uncertainty in the matters we consider when determining whether it is appropriate to take additional valuation allowances. While we have not reported any material changes to our valuation allowances since our Amended 2022 Annual Report, we may determine to do so in subsequent periods. Any material change to our valuation allowance would materially and adversely affect our operating results and may result in a net loss position for any given period.
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

The table below reconciles Adjusted EBITDA to net income (loss):

	Three Months Ended March 31,
(in thousands)	2023 (Restated)	2022	$ Change
Net income (loss)	$(118,837)	$51,645	$(170,482)
Interest expense, net	171,626	6,307	165,319
Income tax expense (benefit)	(62,864)	19,524	(82,388)
Depreciation and intangible asset amortization	383,055	476,123	(93,068)
Amortization of deferred subscriber acquisition costs	46,684	36,939	9,745
Amortization of deferred subscriber acquisition revenue	(72,022)	(53,423)	(18,599)
Share-based compensation expense	15,982	16,020	(38)
Merger, restructuring, integration, and other	17,647	528	17,119
Goodwill impairment(1)	241,630	—	241,630
Acquisition-related adjustments(2)	1,630	36,295	(34,665)
Other, net(3)	385	11,039	(10,654)
Adjusted EBITDA	$624,916	$600,997	$23,919
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
Material Cash Requirements
There have been no significant changes to our material cash requirements, commitments and contingencies, or off-balance sheet arrangements from those disclosed in our Amended 2022 Annual Report.
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
Long-Term Debt
Significant changes and activity related to our long-term debt since our Amended 2022 Annual Report are discussed below. Refer to Note 7 “Debt” for further discussion on our debt agreements.

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
CRITICAL ACCOUNTING ESTIMATES
We disclosed our critical accounting estimates in our Amended 2022 Annual Report, which include estimates prepared in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations.
Critical accounting estimates are based on, among other things, estimates, assumptions, and judgments made by management that include inherent risks and uncertainties. Our estimates are based on relevant information available at the end of each period. Actual results could differ materially from these estimates under different assumptions or market conditions.
There were no material changes in our critical accounting estimates since our Amended 2022 Annual Report, except as discussed below:
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
Based on the results of our interim impairment analysis, we recorded a non-cash impairment charge of $242 million (as restated) during the first quarter of 2023. Following the impairment loss, the remaining balance of goodwill attributable to our Solar reporting unit is approximately $270 million (as restated).
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
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This Amended First Quarter 2023 Quarterly Report contains certain information that may constitute “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 and are made in reliance on the safe harbor protections provided thereunder. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that all statements contained in this report that are not clearly historical in nature, including statements regarding the strategic investment by and long term partnership with State Farm; anticipated financial performance; management’s plans and objectives for future operations; the successful development, commercialization, and timing of new or joint products; expected timing of product commercialization with State Farm or any changes thereto; our acquisition of ADT Solar and its anticipated impact on our business and financial condition; business prospects; outcomes of regulatory proceedings; market conditions; our ability to successfully respond to the challenges posed by the COVID-19 Pandemic; our strategic partnership and ongoing relationship with Google; the expected timing of product commercialization with Google or any changes thereto; the successful internal development, commercialization, and timing of our next generation platform and innovative offerings; the successful commercialization of our joint venture with Ford; the successful conversion of customers who continue to utilize outdated technology; the current and future market size for existing, new, or joint products; any stated or implied outcomes with regards to the foregoing; and other matters are forward-looking. Forward-looking statements are contained principally in the sections of this report entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Without limiting the generality of the preceding sentences, any time we use the words “expects,” “intends,” “will,” “anticipates,” “believes,” “confident,” “continue,” “propose,” “seeks,” “could,” “may,” “should,” “estimates,” “forecasts,” “might,” “goals,” “objectives,” “targets,” “planned,” “projects,” and, in each case, their negative or other various or comparable terminology, and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. For the Company, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include, without limitation:
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
•risks related to the restatement of our consolidated financial statements included in this Amended First Quarter 2023 Quarterly Report and for other periods impacted by the restatement as identified in our Current Report on Form 8-K filed with the SEC on July 10, 2023, and any potential litigation or investigation related to such restatement; and
•the Company’s ability to maintain effective ICFR and DCPs, including its ability to remediate any existing material weakness in its ICFR and the timing of any such remediation, as well as to reestablish effective DCPs at a reasonable assurance level.
Forward-looking statements and information involve risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such statements, including without limitation, the risks and uncertainties disclosed or referenced under the heading “Risk Factors” in Part II, Item 1A of this Amended First Quarter 2023 Quarterly Report and in Part I, Item 1A in our Amended 2022 Annual Report. Therefore, caution should be taken not to place undue reliance on any such forward-looking statements. Much of the information in this report that looks toward future performance is based on various factors and important assumptions about future events that may or may not actually occur. As a result, our operations and financial results in the future could differ materially and substantially from those we have discussed in the forward-looking statements included in this Amended First Quarter 2023 Quarterly Report. We assume no obligation (and specifically disclaim any such obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.
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
There were no material changes in our interest rate risk exposure to that disclosed in our Amended 2022 Annual Report, except as discussed below.
During March 2023, we borrowed $600 million under our variable-rate Term Loan A Facility, and we used the proceeds to redeem approximately $600 million of our fixed-rate ADT Notes due 2023. Additionally, during March and April 2023, we entered into floating-to-fixed interest rate swaps with an aggregate notional amount of $300 million to partially hedge the Term Loan A Facility.

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our DCPs (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Amended First Quarter 2023 Quarterly Report.
Based on such evaluation at the time our Original First Quarter 2023 Quarterly Report was filed, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2023, our DCPs were effective at a reasonable assurance level. Subsequent to that evaluation and as a result of the material weakness in our ICFR discussed below, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2023, our DCPs were not effective at a reasonable assurance level in ensuring information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2023, there were no changes in our ICFR identified in our management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our ICFR.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
See Note 13 “Commitments and Contingencies” to the condensed consolidated financial statements under the heading “Legal Proceedings” included in this Amended First Quarter 2023 Quarterly Report for legal proceedings and related matters.
ITEM 1A. RISK FACTORS.
Our significant business risks are described in Part I, Item 1A “Risk Factors” in our Amended 2022 Annual Report, which was filed with the SEC on July 27, 2023, and in our other filings with the SEC. The risk factors described in our filings with the SEC and other information may not describe every risk facing the Company. There have been no material changes in our risk factors from those disclosed in our Amended 2022 Annual Report.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
None.
ITEM 5. OTHER INFORMATION.
None.
ITEM 6. EXHIBITS.
The exhibits listed on the accompanying Index to Exhibits are filed/furnished or incorporated by reference as part of this Amended First Quarter 2023 Quarterly Report.

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