Form 10-Q
period 2023-06-30
ADT Inc.
filed 2023-08-08
CIK 1703056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023
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
(Address of principal executive offices, zip code, registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ADT	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2023, there were 866,480,530 shares outstanding of the registrant’s common stock, $0.01 par value per share, and 54,744,525 shares outstanding of the registrant’s Class B common stock, $0.01 par value per share.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$146,435	$257,223
Restricted cash and restricted cash equivalents	114,365	116,357
Accounts receivable, net of allowance for credit losses of $70,566 and $65,655, respectively	621,871	597,313
Inventories, net	307,728	329,490
Work-in-progress	62,745	80,765
Prepaid expenses and other current assets	301,823	340,848
Total current assets	1,554,967	1,721,996
Property and equipment, net	340,898	375,968
Subscriber system assets, net	3,102,531	3,061,303
Intangible assets, net	5,004,029	5,091,747
Goodwill	5,344,329	5,767,016
Deferred subscriber acquisition costs, net	1,169,187	1,079,638
Other assets	818,438	723,568
Total assets	$17,334,379	$17,821,236

Liabilities and stockholders' equity
Current liabilities:
Current maturities of long-term debt	$836,075	$871,917
Accounts payable	375,312	486,715
Deferred revenue	385,639	402,691
Accrued expenses and other current liabilities	721,880	899,780
Total current liabilities	2,318,906	2,661,103
Long-term debt	8,834,725	8,956,671
Deferred subscriber acquisition revenue	1,826,454	1,645,478
Deferred tax liabilities	763,550	892,994
Other liabilities	272,732	271,842
Total liabilities	14,016,367	14,428,088
Commitments and contingencies (See Note 13)
Stockholders' equity:
Preferred stock—authorized 1,000,000 shares of $0.01 par value; zero issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock—authorized 3,999,000,000 shares of $0.01 par value; issued and outstanding shares of 866,408,740 and 862,098,041 as of June 30, 2023 and December 31, 2022, respectively	8,664	8,621
Class B common stock—authorized 100,000,000 shares of $0.01 par value; issued and outstanding shares of 54,744,525 as of June 30, 2023 and December 31, 2022	547	547
Additional paid-in capital	7,390,269	7,380,759
Accumulated deficit	(4,041,963)	(3,949,579)
Accumulated other comprehensive income (loss)	(39,505)	(47,200)
Total stockholders' equity	3,318,012	3,393,148
Total liabilities and stockholders' equity	$17,334,379	$17,821,236
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Monitoring and related services	$1,187,063	$1,145,792	$2,360,381	$2,267,088
Security installation, product, and other	328,533	240,183	622,734	471,653
Solar installation, product, and other	77,532	215,055	222,367	407,036
Total revenue	1,593,128	1,601,030	3,205,482	3,145,777
Cost of revenue (exclusive of depreciation and amortization shown separately below):
Monitoring and related services	224,758	232,506	471,161	468,120
Security installation, product, and other	194,020	142,402	363,274	281,152
Solar installation, product, and other	64,898	132,905	163,242	268,309
Total cost of revenue	483,676	507,813	997,677	1,017,581
Selling, general, and administrative expenses	441,771	487,069	904,000	969,417
Depreciation and intangible asset amortization	345,838	399,416	728,893	875,539
Merger, restructuring, integration, and other	18,090	(3,845)	35,737	(3,317)
Goodwill impairment	181,179	—	422,809	—
Operating income (loss)	122,574	210,577	116,366	286,557
Interest expense, net	(84,282)	(81,651)	(255,908)	(87,958)
Other income (expense)	519	1,463	(671)	2,959
Income (loss) before income taxes and equity in net earnings (losses) of equity method investee	38,811	130,389	(140,213)	201,558
Income tax benefit (expense)	55,138	(37,924)	118,002	(57,448)
Income (loss) before equity in net earnings (losses) of equity method investee	93,949	92,465	(22,211)	144,110
Equity in net earnings (losses) of equity method investee	(1,738)	(948)	(4,415)	(948)
Net income (loss)	$92,211	$91,517	$(26,626)	$143,162

Net income (loss) per share - basic:
Common Stock	$0.10	$0.10	$(0.03)	$0.16
Class B Common Stock	$0.10	$0.10	$(0.03)	$0.16

Weighted-average shares outstanding - basic:
Common Stock	857,581	848,242	855,949	846,048
Class B Common Stock	54,745	54,745	54,745	54,745

Net income (loss) per share - diluted:
Common Stock	$0.10	$0.10	$(0.03)	$0.15
Class B Common Stock	$0.10	$0.10	$(0.03)	$0.15

Weighted-average shares outstanding - diluted:
Common Stock	916,859	910,809	855,949	911,005
Class B Common Stock	54,745	54,745	54,745	54,745
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$92,211	$91,517	$(26,626)	$143,162
Other comprehensive income (loss), net of tax:
Cash flow hedges	3,586	6,561	7,721	17,653
Other	2	(5)	(26)	(14)
Total other comprehensive income (loss), net of tax	3,588	6,556	7,695	17,639
Comprehensive income (loss)	$95,799	$98,073	$(18,931)	$160,801
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Three Months Ended June 30, 2023
	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Beginning balance	866,917	54,745	$8,668	$547	$7,380,867	$(4,101,557)	$(43,093)	$3,245,432
Net income (loss)	—	—	—	—	—	92,211	—	92,211
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	3,588	3,588
Dividends	—	—	—	—	—	(32,172)	—	(32,172)
Share-based compensation expense	—	—	—	—	11,506	—	—	11,506
Transactions related to employee share-based compensation plans and other	(508)	—	(4)	—	(2,104)	(445)		(2,553)
Ending balance	866,409	54,745	$8,664	$547	$7,390,269	$(4,041,963)	$(39,505)	$3,318,012

	Three Months Ended June 30, 2022
	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Beginning balance	851,324	54,745	$8,513	$547	$7,262,237	$(3,933,140)	$(57,890)	$3,280,267
Net income (loss)	—	—	—	—	—	91,517	—	91,517
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	6,556	6,556
Issuance of common stock, net of expenses	4,704	—	47	—	15,321	—	—	15,368
Dividends	—	—	—	—	—	(31,944)	—	(31,944)
Share-based compensation expense	—	—	—	—	16,932	—	—	16,932
Transactions related to employee share-based compensation plans and other	614	—	6	—	1,175	(478)	—	703
Ending balance	856,642	54,745	$8,566	$547	$7,295,665	$(3,874,045)	$(51,334)	$3,379,399
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Six Months Ended June 30, 2023
	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Beginning balance	862,098	54,745	$8,621	$547	$7,380,759	$(3,949,579)	$(47,200)	$3,393,148
Net income (loss)	—	—	—	—	—	(26,626)	—	(26,626)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	7,695	7,695
Dividends	—	—	—	—	—	(64,430)	—	(64,430)
Share-based compensation expense	—	—	—	—	27,488	—	—	27,488
Transactions related to employee share-based compensation plans and other	4,311	—	43	—	(17,978)	(1,328)		(19,263)
Ending balance	866,409	54,745	$8,664	$547	$7,390,269	$(4,041,963)	$(39,505)	$3,318,012

	Six Months Ended June 30, 2022
	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Beginning balance	846,826	54,745	$8,468	$547	$7,261,267	$(3,952,590)	$(68,973)	$3,248,719
Net income (loss)	—	—	—	—	—	143,162	—	143,162
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	17,639	17,639
Issuance of common stock, net of expenses	4,704	—	47	—	15,321	—	—	15,368
Dividends	—	—	—	—	—	(63,702)	—	(63,702)
Share-based compensation expense	—	—	—	—	32,952	—	—	32,952
Transactions related to employee share-based compensation plans and other	5,112	—	51	—	(13,875)	(915)	—	(14,739)
Ending balance	856,642	54,745	$8,566	$547	$7,295,665	$(3,874,045)	$(51,334)	$3,379,399
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(26,626)	$143,162
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and intangible asset amortization	728,893	875,539
Amortization of deferred subscriber acquisition costs	95,163	75,989
Amortization of deferred subscriber acquisition revenue	(147,932)	(111,884)
Share-based compensation expense	27,488	32,952
Deferred income taxes	(131,226)	50,251
Provision for losses on receivables and inventory	67,093	45,835
Goodwill, intangible, and other asset impairments	427,832	195
Unrealized (gain) loss on interest rate swap contracts	(22,097)	(204,562)
Other non-cash items, net	52,652	78,409
Changes in operating assets and liabilities, net of effects of acquisitions:
Deferred subscriber acquisition costs	(185,128)	(195,746)
Deferred subscriber acquisition revenue	148,473	166,452
Other, net	(235,150)	(133,956)
Net cash provided by (used in) operating activities	799,435	822,636

Cash flows from investing activities:
Dealer generated customer accounts and bulk account purchases	(252,151)	(341,586)
Subscriber system asset expenditures	(320,328)	(378,571)
Purchases of property and equipment	(89,347)	(87,621)
Acquisition of businesses, net of cash acquired	—	(13,154)
Proceeds from sale of business, net of cash sold	—	26,681
Other investing, net	7,126	(13,189)
Net cash provided by (used in) investing activities	(654,700)	(807,440)

Cash flows from financing activities:
Proceeds from long-term borrowings	650,000	380,000
Proceeds from receivables facility	140,194	139,642
Proceeds (payments) from interest rate swaps	36,280	(24,903)
Repayment of long-term borrowings, including call premiums	(873,301)	(340,099)
Repayment of receivables facility	(92,382)	(46,980)
Dividends on common stock	(64,229)	(63,288)
Payments on finance leases	(21,271)	(22,165)
Other financing, net	(32,806)	(15,134)
Net cash provided by (used in) financing activities	(257,515)	7,073

Cash and cash equivalents and restricted cash and restricted cash equivalents:
Net increase (decrease)	(112,780)	22,269
Beginning balance	373,580	33,277
Ending balance	$260,800	$55,546
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.     DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business and Organization
ADT Inc., together with its wholly-owned subsidiaries (collectively, “ADT” or the “Company”), provides security, interactive, and smart home solutions to consumer, small business, and commercial customers, as well as residential solar and energy storage solutions, in the United States (“U.S.”). The Company primarily conducts business under the ADT brand name.
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
The financial statements included herein comprise the consolidated results of ADT Inc. and its wholly-owned subsidiaries. The results of companies acquired are included from the effective dates of acquisition; and all intercompany transactions have been eliminated. The Company uses the equity method of accounting to account for an investment in which it has the ability to exercise significant influence but does not control.
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
As disclosed in the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 10, 2023, in connection with the preparation of the Company’s second quarter 2023 condensed consolidated financial statements, the Company identified errors in the non-cash goodwill impairment losses associated with its Solar reporting unit and related tax impacts recognized during the third quarter of 2022 and the first quarter of 2023 as a result of the Company not applying the simultaneous equation method prescribed by Accounting Standards Update 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). As a result, on July 27, 2023, the Company filed an Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2022 (the “Amended 2022 Annual Report”), which was originally filed with the SEC on February 28, 2023 (the “Original 2022 Annual Report”). The Company also restated its Quarterly Reports on Form 10-Q for the quarters ended September 30, 2022, and March 31, 2023, by filing amendments to the respective original Quarterly Reports on Form 10-Q with the SEC on July 27, 2023.
The Condensed Consolidated Balance Sheet as of December 31, 2022 included herein was derived from the audited consolidated financial statements as of that date. Certain information and footnote disclosures required in the annual consolidated financial statements have been omitted as appropriate. For a more comprehensive understanding of the Company and its interim results, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Amended 2022 Annual Report.
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
The Company considered recent impacts from macroeconomic conditions such as inflationary pressures, rising interest rates, the uncertainty and volatility in the financial markets, and supply chain disruptions, as well as any on-going impacts from the COVID-19 Pandemic (as defined below), in the assessment of its financial position, results of operations, and cash flows, as well as certain accounting estimates, as of and for the periods presented.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
COVID-19 Pandemic - During March 2020, the World Health Organization declared the outbreak of a novel coronavirus as a pandemic (the “COVID-19 Pandemic”). As of June 30, 2023, the impact to the Company, as well as its response plan, has not materially changed from that described in the Amended 2022 Annual Report.
Segments
The Company has three operating and reportable segments organized based on customer type: Consumer and Small Business (“CSB”), Commercial, and Solar. The accounting policies of the Company’s reportable segments are the same as those of the Company. Refer to Note 3 “Segment Information” for additional information.
Commercial Divestiture
On August 7, 2023, ADT, Iris Buyer LLC, a Delaware limited liability company and affiliate of GTCR LLC (“GTCR”), and, solely for certain purposes set forth in the Commercial Purchase Agreement (as defined below), Fire & Security Holdings, LLC (“F&S Holdings”), a Delaware limited liability company and an indirect, wholly owned subsidiary of ADT, entered into an Equity Purchase Agreement (the “Commercial Purchase Agreement”). Pursuant to the terms and subject to the conditions set forth in the Commercial Purchase Agreement, GTCR has agreed to acquire all of the issued and outstanding equity interests of F&S Holdings (the “Commercial Transaction” or “Divestiture”), which directly or indirectly holds all of the issued and outstanding equity interests in the subsidiaries of ADT that operate ADT’s Commercial business (the “Commercial Business”).
The purchase price to be paid to ADT in connection with the Commercial Transaction is $1,613 million in cash, subject to certain customary adjustments as set forth in the Commercial Purchase Agreement.
The Company evaluated and concluded that it did not meet the held for sale criteria for the disposal group as of June 30, 2023. Subsequent to June 30, 2023, in connection with the Commercial Transaction, the Company evaluated and concluded that it met all of the held for sale criteria for the disposal group and will classify and report results of the Commercial Business as discontinued operations for the current and historical periods in the Company’s consolidated financial statements beginning in its Quarterly Report on Form 10-Q for the period ended September 30, 2023.
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

(in thousands)	June 30, 2023	December 31, 2022
Cash and cash equivalents	$146,435	$257,223
Restricted cash and restricted cash equivalents(1)	114,365	116,357
Ending balance	$260,800	$373,580
________________
(1)    Primarily includes amounts received from State Farm Fire & Casualty Company (“State Farm”), inclusive of accrued interest, in connection with the State Farm Development Agreement (as defined and discussed in Note 15 “Related Party Transactions”).
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

(in thousands)	June 30, 2023	December 31, 2022
Gross carrying amount	$6,342,824	$6,205,762
Accumulated depreciation	(3,240,293)	(3,144,459)
Subscriber system assets, net	$3,102,531	$3,061,303
Depreciation of subscriber system assets and amortization of deferred subscriber acquisition costs are reflected in depreciation and intangible asset amortization and selling, general, and administrative expenses (“SG&A”), respectively, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Depreciation of subscriber system assets	$139,645	$137,486	$283,448	$270,608
Amortization of deferred subscriber acquisition costs	$48,479	$39,050	$95,163	$75,989
Accrued Expenses and Other Current Liabilities

(in thousands)	June 30, 2023	December 31, 2022
Accrued interest	$133,093	$156,495
Payroll-related accruals	143,223	208,111
Opportunity Fund (see Note 15 “Related Party Transactions”)	96,988	100,802
Operating lease liabilities (see Note 14 “Leases”)	25,779	28,696
Other accrued liabilities	322,797	405,676
Accrued expenses and other current liabilities	$721,880	$899,780

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
As of June 30, 2023 and December 31, 2022, investments in money market mutual funds were $170 million and $145 million, respectively.
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

	June 30, 2023		December 31, 2022
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt instruments subject to fair value disclosures(1)	$9,568,276	$9,264,903	$9,733,700	$9,312,932
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

	June 30, 2023		December 31, 2022
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Retail installment contract receivables, net	$626,212	$437,827	$531,516	$385,114

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2.     REVENUE AND RECEIVABLES
Revenue
Disaggregated Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
CSB:
Monitoring and related services	$1,043,254	$1,011,442	$2,071,888	$2,004,470
Security installation, product, and other	124,822	77,047	228,664	146,608
Total CSB	1,168,076	1,088,489	2,300,552	2,151,078
Commercial:
Monitoring and related services	143,809	134,350	288,493	262,618
Security installation, product, and other	203,711	163,136	394,070	325,045
Total Commercial	347,520	297,486	682,563	587,663
Solar:
Solar installation, product, and other	77,532	215,055	222,367	407,036
Total Solar	77,532	215,055	222,367	407,036

Total revenue	$1,593,128	$1,601,030	$3,205,482	$3,145,777
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Amortization of deferred subscriber acquisition revenue	$75,910	$58,461	$147,932	$111,884
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
Solar - The Company enters into agreements with third-party lenders in order to access loan products for the Company’s Solar customers. Fees incurred under these agreements are recorded as a reduction of solar installation, product, and other revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Third-party lender fees	$9,057	$39,862	$28,470	$78,072

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Revenue and cost of revenue from the sale of solar equipment are reflected in the statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Solar installation, product, and other revenue	$33,421	$120,505	$108,511	$246,373
Solar installation, product, and other cost of revenue	$29,145	$78,327	$80,843	$160,142
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

	Six Months Ended June 30,
(in thousands)	2023	2022
Beginning balance	$65,655	$54,032
Provision for credit losses	61,068	47,582
Write-offs, net of recoveries(1)	(56,157)	(40,017)
Ending balance	$70,566	$61,597
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
The balance of unbilled retail installment contract receivables comprises:

(in thousands)	June 30, 2023	December 31, 2022
Retail installment contract receivables, gross	$627,369	$532,406
Allowance for credit losses	(1,157)	(890)
Retail installment contract receivables, net	$626,212	$531,516

Balance Sheet Classification:
Accounts receivable, net	$210,758	$169,242
Other assets	415,454	362,274
Retail installment contract receivables, net	$626,212	$531,516
The allowance for credit losses relates to retail installment contract receivables from outright sales transactions. As of June 30, 2023, the current and delinquent billed retail installment contract receivables were not material.
As of June 30, 2023 and December 31, 2022, retail installment contract receivables, net, used as collateral for borrowings under the Receivables Facility were $563 million and $506 million, respectively. Refer to Note 7 “Debt” for further discussion regarding the Receivables Facility.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
During the six months ended June 30, 2023 and 2022, contract assets recognized were not material.
The balance of contract assets for residential transactions comprises:

(in thousands)	June 30, 2023	December 31, 2022
Contract assets, gross	$42,392	$54,305
Allowance for credit losses	(5,000)	(5,453)
Contract assets, net	$37,392	$48,852

Balance Sheet Classification:
Prepaid expenses and other current assets	$21,487	$33,632
Other assets	15,905	15,220
Contract assets, net	$37,392	$48,852
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
The Company organizes its segments based on customer type as follows:
•CSB - Customers in the CSB segment are comprised of owners and renters of residential properties, small business operators, and other individual consumers. The CSB segment includes the sale, installation, servicing, and monitoring of integrated security and automation systems and other related offerings.
•Commercial - Customers in the Commercial segment are comprised of larger businesses with more expansive facilities (typically larger than 10,000 square feet) and multi-site operations, which often require more sophisticated integrated solutions. The Commercial segment includes the sale, installation, servicing, and monitoring of integrated security and automation systems, fire detection and suppression systems, and other related offerings.
•Solar - Customers in the Solar segment are comprised of residential homeowners. The Solar segment includes the sale and installation of solar systems, energy storage solutions, roofing services, and other related offerings.
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Reconciliations
The following table presents total revenue by segment and a reconciliation to consolidated total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
CSB	$1,168,076	$1,088,489	$2,300,552	$2,151,078
Commercial	347,520	297,486	682,563	587,663
Solar	77,532	215,055	222,367	407,036
Total Revenue	$1,593,128	$1,601,030	$3,205,482	$3,145,777
The following table presents Adjusted EBITDA by segment and a reconciliation to consolidated income (loss) before income taxes and equity in net earnings (losses) of equity method investee:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Adjusted EBITDA by segment:
CSB	$643,725	$580,701	$1,238,398	$1,141,246
Commercial	44,970	31,363	85,758	54,993
Solar	(37,440)	(14,815)	(47,985)	2,007
Total	$651,255	$597,249	$1,276,171	$1,198,246

Reconciliation:
Total segment Adjusted EBITDA	$651,255	$597,249	$1,276,171	$1,198,246
Less:
Interest expense, net	84,282	81,651	255,908	87,958
Depreciation and intangible asset amortization	345,838	399,416	728,893	875,539
Amortization of deferred subscriber acquisition costs	48,479	39,050	95,163	75,989
Amortization of deferred subscriber acquisition revenue	(75,910)	(58,461)	(147,932)	(111,884)
Share-based compensation expense	11,506	16,932	27,488	32,952
Merger, restructuring, integration, and other(1)	18,090	(3,845)	35,737	(3,317)
Goodwill impairment(2)	181,179	—	422,809	—
Acquisition-related adjustments(3)	1,028	1,328	2,658	37,623
Equity in net earnings (losses) of equity method investee	(1,738)	(948)	(4,415)	(948)
Other, net(4)	(310)	(8,263)	75	2,776
Income (loss) before income taxes and equity in net earnings (losses) of equity method investee	$38,811	$130,389	$(140,213)	$201,558
________________
(1)    During 2023, includes integration and third-party costs related to the strategic optimization of the Solar business operations following the ADT Solar acquisition, restructuring costs, as well as acquisition costs.
(2)    During 2023, represents impairment charges associated with the Company’s Solar reporting unit. Refer to Note 1 “Description of Business and Summary of Significant Accounting Policies” and Note 6 “Goodwill and Other Intangible Assets.”
(3)    During 2022, primarily represents the amortization of the customer backlog intangible asset acquired in the ADT Solar Acquisition, which was fully amortized as of March 2022.
(4)    During 2022, primarily includes a gain on sale of a business of $10 million and net radio conversion costs.
4.     ACQUISITIONS AND DISPOSITIONS
During the six months ended June 30, 2022, total consideration related to acquisitions was approximately $31 million, including approximately $15 million in shares of the Company’s common stock. This resulted in the recognition of approximately $24 million of goodwill.
During the six months ended June 30, 2022, proceeds related to disposal activities totaled approximately $27 million, resulting in a gain of approximately $10 million recognized in SG&A.

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
As of June 30, 2023 and December 31, 2022, the Canopy Investment’s carrying amount was approximately $8 million and $7 million, respectively, and is presented in other assets. The balance primarily reflects the initial contribution, plus an additional investment of approximately $5 million during the first quarter of 2023, as well as the Company’s proportionate share of Canopy’s cumulative net earnings or losses.
6.     GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Changes in the carrying amounts of goodwill by reportable segment were as follows:

(in thousands)	CSB	Commercial	Solar	Total
Balance as of December 31, 2022	$4,919,251	$336,589	$511,176	$5,767,016
Acquisitions(1)	122	—	—	122
Impairment	—	—	(422,809)	(422,809)
Balance as of June 30, 2023	$4,919,373	$336,589	$88,367	$5,344,329
________________
(1)    Includes the impact of measurement period adjustments which were not material during the six months ended June 30, 2023.
As of June 30, 2023 and December 31, 2022, the Company had accumulated goodwill impairment losses of $624 million and $201 million, respectively, associated with the Company’s Solar reporting unit.
Solar Goodwill Impairment
As previously disclosed, the Company performed an interim impairment quantitative assessment on the Solar reporting unit as a result of a triggering event as of March 31, 2023 and recorded a goodwill impairment charge of $242 million during the first quarter of 2023. Also as previously disclosed, the Solar reporting unit was considered at risk of future impairment following the impairment in the first quarter 2023.
During the second quarter of 2023, the Company concluded there was an additional triggering event related to its Solar reporting unit as a result of the then-current macroeconomic conditions, including the impact of rising interest rates, as well as ADT Solar’s continued underperformance of operating results in the second quarter of 2023 relative to expectations. As a result, the Company performed an interim impairment quantitative assessment on the Solar reporting unit as of June 30, 2023. Based on the results of the Company’s interim goodwill impairment quantitative analysis, the Company recorded a goodwill impairment charge of $181 million during the second quarter of 2023.

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
The Company did not identify any triggering events associated with its other reporting units.
Other Intangible Assets

	June 30, 2023			December 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Contracts and related customer relationships	$5,537,454	$(2,821,065)	$2,716,389	$7,021,305	$(4,262,383)	$2,758,922
Dealer relationships	1,518,020	(578,501)	939,519	1,518,020	(538,801)	979,219
Other	223,848	(208,727)	15,121	224,783	(204,177)	20,606
Total definite-lived intangible assets	7,279,322	(3,608,293)	3,671,029	8,764,108	(5,005,361)	3,758,747

Indefinite-lived intangible assets:
Trade name	1,333,000	—	1,333,000	1,333,000	—	1,333,000
Intangible assets	$8,612,322	$(3,608,293)	$5,004,029	$10,097,108	$(5,005,361)	$5,091,747

The change in the net carrying amount of contracts and related customer relationships during the period was as follows:

(in thousands)
Balance as of December 31, 2022	$2,758,922
Customer contract additions, net of dealer charge-backs(1)	248,050
Amortization	(290,583)
Balance as of June 30, 2023	$2,716,389
________________
(1)     The weighted-average amortization period for customer contract additions was approximately 15 years.
Payments for customer contract additions under the Company’s authorized dealer program and from other third parties are reflected as dealer generated customer accounts and bulk account purchases on the Condensed Consolidated Statements of Cash Flows.
Additionally, during the first quarter of 2023, the Company retired approximately $1.7 billion of customer relationship intangible assets that became fully amortized. These assets were originally acquired as part of the 2016 acquisition of The ADT Security Corporation (formerly named The ADT Corporation) (“The ADT Corporation”) (the “ADT Acquisition”).

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Definite-Lived Intangible Asset Amortization Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Definite-lived intangible asset amortization expense	$151,795	$210,738	$334,944	$502,685
7.     DEBT
The Company’s debt is comprised of the following (in thousands):

Description	Issued	Maturity	Interest Rate(1)	Interest Payable	June 30, 2023	December 31, 2022
First Lien Term Loan due 2026	9/23/2019	9/23/2026	Term SOFR +2.75%	Quarterly	$2,716,375	$2,730,269
Term Loan A Facility	3/14/2023	3/14/2028	Term SOFR +2.25%	Quarterly	641,875	—
First Lien Notes due 2024	4/4/2019	4/15/2024	5.250%	2/15 and 8/15	600,000	750,000
First Lien Notes due 2026	4/4/2019	4/15/2026	5.750%	3/15 and 9/15	1,350,000	1,350,000
First Lien Notes due 2027	8/20/2020	8/31/2027	3.375%	6/15 and 12/15	1,000,000	1,000,000
First Lien Notes due 2029	7/29/2021	8/1/2029	4.125%	2/1 and 8/1	1,000,000	1,000,000
ADT Notes due 2023	1/14/2013	6/15/2023	4.125%	6/15 and 12/15	—	700,000
ADT Notes due 2032	5/2/2016	7/15/2032	4.875%	1/15 and 7/15	728,016	728,016
ADT Notes due 2042	7/5/2012	7/15/2042	4.875%	1/15 and 7/15	21,896	21,896
Second Lien Notes due 2028	1/28/2020	1/15/2028	6.250%	1/15 and 7/15	1,300,000	1,300,000
Receivables Facility	3/5/2020	5/20/2028	Various	Monthly	402,553	354,741
Other debt(2)					1,181	2,446
Total debt principal, excluding finance leases					9,761,896	9,937,368
Plus: Finance lease liabilities(3)					102,524	94,888
Less: Unamortized debt discount, net					(11,792)	(13,415)
Less: Unamortized deferred financing costs					(49,418)	(50,896)
Less: Unamortized purchase accounting fair value adjustment and other					(132,410)	(139,357)
Total debt					9,670,800	9,828,588
Less: Current maturities of long-term debt, net of unamortized debt discount					(836,075)	(871,917)
Long-term debt					$8,834,725	$8,956,671
_________________
(1)    Interest rate as of June 30, 2023. During June 2023, the Secured Overnight Financing Rate (“SOFR”) replaced the forward London Interbank Offered Rate (“LIBOR”) as the applicable benchmark rate for all remaining existing and future issuances of the Company’s debt instruments with a variable rate component. Interest on the Receivables Facility is primarily based on SOFR +0.95% and Cost of Funds (“COF”) +0.85%.
(2)    Other debt primarily consists of vehicle loans at various interest rates and maturities.
(3)    Refer to Note 14 “Leases” for additional information regarding the Company’s finance leases.
Significant changes in the Company’s debt during the six months ended June 30, 2023 were as follows:
First Lien Credit Agreement
The Company’s first lien credit agreement, dated as of July 1, 2015 (together with subsequent amendments and restatements, the “First Lien Credit Agreement”), contains a first lien term loan facility (the “First Lien Term Loan due 2026”) and the First Lien Revolving Credit Facility.
During the six months ended June 30, 2023, there were no borrowings under the First Lien Revolving Credit Facility; and as of June 30, 2023, the Company had $575 million in available borrowing capacity.
During the six months ended June 30, 2022, the Company borrowed $380 million and repaid $325 million under its First Lien Revolving Credit Facility.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Term Loan A Facility
On March 14, 2023, Prime Security Services Holdings, LLC (“Holdings”), a Delaware limited liability company and a wholly owned direct subsidiary of the Company, Prime Security Services Borrower, LLC (“Prime Borrower”), a Delaware limited liability company and a wholly owned direct subsidiary of Holdings, and The ADT Corporation, a Delaware corporation and a wholly owned direct subsidiary of Prime Borrower (together with Prime Borrower, the “Term Loan A Borrowers”), entered into a term loan credit agreement (the “Term Loan A Credit Agreement”) with Barclays Bank PLC, as administrative agent, and the lenders party thereto, pursuant to which such lenders provided the Term Loan A Borrowers with an aggregate principal amount of $600 million of term loans (the “Closing Date Term Loan A Loans”) under a senior secured term loan A facility (the “Term Loan A Facility”).
Also on March 14, 2023, Holdings, the Term Loan A Borrowers, the subsidiary loan parties thereto, Barclays Bank PLC, and the lender party thereto entered into an amendment to the Term Loan A Credit Agreement, pursuant to which the lender party thereto agreed, at the option of the Term Loan A Borrowers and subject to the satisfaction or waiver of customary conditions, to provide the Term Loan A Borrowers with an aggregate principal amount of $50 million of incremental term loans (the “Incremental Term Loan A Loans”) under the Term Loan A Facility on or before the scheduled maturity date of the Company’s 4.125% senior notes due June 15, 2023 (the “ADT Notes due 2023”). On June 15, 2023, the Company borrowed the Incremental Term Loan A Loans and used the proceeds to complete the redemption of approximately $50 million of the ADT Notes due 2023. The Incremental Term Loan A Loans have the same terms as, and constitutes one class with, the Closing Date Term Loan A Loans.
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
ADT Notes due 2023 Redemption
On March 15, 2023, the Company used the proceeds from the Closing Date Term Loan A Loans to redeem approximately $600 million of the ADT Notes due 2023 (the “2023 Notes Partial Redemption”) for a total redemption price of approximately $600 million, excluding any accrued and unpaid interest. Loss on extinguishment of debt was not material.
On June 15, 2023, the Company redeemed the remaining outstanding balance of approximately $100 million of the ADT Notes due 2023 using $50 million of proceeds from the Incremental Term Loan A Loans and cash on hand.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
First Lien Notes due 2024 Partial Redemption
On March 17, 2023, Prime Borrower and Prime Finance Inc., a Delaware corporation and an indirect wholly-owned subsidiary of the Company (together with Prime Borrower, the “Issuers”), delivered a Notice of Partial Redemption (the “First Lien Notes due 2024 Partial Redemption Notice”) to holders of the outstanding 5.250% First-Priority Senior Secured Notes due 2024 (the “First Lien Notes due 2024”). The First Lien Notes due 2024 Partial Redemption Notice was issued pursuant to the terms of the Indenture, dated as of April 4, 2019, as amended and supplemented through the date hereof, among the Issuers, the guarantors party thereto from time to time and Wells Fargo Bank, National Association, as trustee.
On May 2, 2023, in accordance with the First Lien Notes due 2024 Partial Redemption Notice, the Company redeemed $150 million principal amount of the $750 million outstanding First Lien Notes due 2024 for a redemption price of $150 million, excluding accrued and unpaid interest, using cash on hand.
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
As of June 30, 2023, the Company had an uncommitted available borrowing capacity under the Receivables Facility of approximately $97 million.
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
Solar Receivables Facility
On August 2, 2023, Compass Solar Group, LLC (“Compass”) and ADT Solar Finance LLC (“ADT Solar Finance”), each an indirect wholly-owned subsidiary of ADT Inc. entered into a Receivables Financing Agreement with Mizuho Bank, Ltd. (the “Solar Receivables Financing Agreement”) to finance receivables generated by the installation of residential solar systems. The Solar Receivables Financing Agreement, among other things, provides for an uncommitted revolving loan facility in the aggregate principal amount of up to $300 million, which loans are secured by substantially all the assets of ADT Solar Finance (the “Solar Receivables Facility”). The Solar Receivables Financing Agreement has an initial revolving period of one year (which may be extended by agreement of the parties) followed by an amortization period of 300 months to maturity where all collections on the receivables during such period will be applied to prepay the loan until reduced to zero, which will occur only if the Solar Receivables Financing Agreement is not mutually extended on a revolving basis. The interest rate under the Solar Receivables Financing Agreement is the sum of (x) term SOFR (plus a credit adjustment spread of 0.1%) plus (y) 1.0% (increased to 3.5% after the termination date) or, with respect to loans funded by a Conduit Lender (as defined in the Solar Receivables Financing Agreement), the sum of (x) the applicable rate set forth in the Receivables Financing Agreement plus (y) 1.0% (increased to 3.5% after the termination date).
In connection with such Solar Receivables Financing Agreement, certain other agreements relating to the transaction were entered into, including ADT Solar Finance’s limited liability company agreement, a Receivables Sale Agreement between Compass and ADT Solar Finance, pursuant to which Compass sells such receivables from time to time to ADT Solar Finance, a Performance Support Agreement entered into by ADT Inc., pursuant to which ADT Inc. guaranteed certain obligations under the Solar Receivables Financing Agreement and related transaction documents and certain account control agreements and security agreements, were also entered into.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.     DERIVATIVE FINANCIAL INSTRUMENTS
The Company's derivative financial instruments primarily consist of interest rate swap contracts, which were entered into with the objective of managing exposure to variability in interest rates on the Company's debt. As of July 2023, SOFR is the applicable benchmark for all of the Company's interest rate swap contracts. All interest rate swap contracts are reported in the Condensed Consolidated Balance Sheets at fair value.
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
Interest Rate Swaps:
During the six months ended June 30, 2023, the Company entered into floating-to-fixed interest rate swaps with an aggregate notional amount of $300 million to partially hedge the Term Loan A Facility.
As of June 30, 2023, the Company’s interest rate swaps consisted of the following (in thousands):

Execution	Maturity	Designation	Notional Amount
October 2019	September 2026	Not designated	$2,800,000
March 2023	March 2028	Not designated	$100,000
April 2023	March 2028	Not designated	$200,000
Classification and Fair Value of Interest Rate Swaps:

(in thousands)	June 30, 2023	December 31, 2022
Prepaid expenses and other current assets	$90,113	$78,110
Other assets	115,499	105,405
Fair value of interest rate swaps - net asset (liability)	$205,612	$183,515
Unrealized Gain (Loss) on Interest Rate Swaps:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Gain (loss) included in interest expense, net	$54,613	$59,273	$22,097	$204,562

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Cash Flow Hedges Reclassifications out of AOCI:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Interest expense, net	$4,729	$8,647	$10,178	$23,267
Income tax (benefit) expense	$(1,143)	$(2,086)	$(2,457)	$(5,614)
As of June 30, 2023 and December 31, 2022, AOCI, net of tax, related to previously designated cash flow hedges was $38 million and $46 million, respectively.
As of June 30, 2023, approximately $18 million of AOCI associated with previously designated cash flow hedges is estimated to be reclassified to interest expense, net, within the next twelve months.
9.     INCOME TAXES
Unrecognized Tax Benefits
The Company’s unrecognized tax benefits relate to tax years that remain subject to audit by the taxing authorities in the U.S. federal, state and local, and foreign jurisdictions. During the six months ended June 30, 2023, the Company did not have a material change to its unrecognized tax benefits. Based on the current status of its income tax audits, the Company does not believe a significant portion of its unrecognized tax benefits will be resolved in the next twelve months.
Effective Tax Rate
The effective tax rate can vary from period to period due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as changes in the overall state tax rate.
The Company’s income tax benefit (expense) for the three months ended June 30, 2023 was $55 million, resulting in an effective tax rate for the period of (142.1)%. The effective tax rate primarily represents the federal statutory rate of 21.0%, a state statutory tax rate, net of federal benefits, of (43.9)%, and unfavorable impacts related to the Solar goodwill impairment, non-deductible executive compensation, non-U.S. earnings, and other items, partially offset by favorable impacts from federal tax credits, losses from equity method investee, and other items.
The Company’s income tax benefit (expense) for the three months ended June 30, 2022 was $(38) million, resulting in an effective tax rate for the period of 29.1%. The effective tax rate primarily represents the federal statutory rate of 21.0%, a state statutory tax rate, net of federal benefits, of 5.5%, and a 3.0% unfavorable impact of prior year return adjustments related to executive compensation, partially offset by a 1.6% favorable impact from the release of a capital loss valuation allowance related to disposal activities.
The Company’s income tax benefit (expense) for the six months ended June 30, 2023 was $118 million, resulting in an effective tax rate for the period of 84.2%. The effective tax rate primarily represents the federal statutory rate of 21.0%, a state statutory tax rate, net of federal benefits, of 23.5%, and unfavorable impacts related to the Solar goodwill impairment, non-deductible executive compensation and other items, partially offset by favorable impacts from federal tax credits and other items.
The Company’s income tax benefit (expense) for the six months ended June 30, 2022 was $(57) million, resulting in an effective tax rate for the period of 28.5%. The effective tax rate primarily represents the federal statutory tax rate of 21.0%, a state statutory tax rate, net of federal benefits, of 5.9%, a 2.0% unfavorable impact of prior year return adjustments related to executive compensation, and a 1.4% unfavorable impact of permanent items, partially offset by a 1.0% favorable impact from the release of a capital loss valuation allowance related to disposal activities.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10.     EQUITY
Common Stock and Class B Common Stock
The Company has two classes of common stock, including common stock (“Common Stock”) and Class B common stock (“Class B Common Stock”).
During the six months ended June 30, 2023, shares issued resulted from the vesting of restricted stock units (“RSUs”) and stock option exercises related to share-based compensation awards.
Dividends

(in thousands, except per share data)			Common Stock		Class B Common Stock
Declaration Date	Record Date	Payment Date	Per Share	Aggregate	Per Share	Aggregate
Six Months Ended June 30, 2023
2/28/2023	3/16/2023	4/4/2023	$0.035	$30,342	$0.035	$1,916
5/2/2023	6/15/2023	7/6/2023	0.035	30,256	0.035	1,916
		Total	$0.070	$60,598	$0.070	$3,832

Six Months Ended June 30, 2022
3/1/2022	3/17/2022	4/4/2022	$0.035	$29,842	$0.035	$1,916
5/5/2022	6/16/2022	7/5/2022	0.035	30,028	0.035	1,916
		Total	$0.070	$59,870	$0.070	$3,832
Subsequent Event - On August 8, 2023, the Company announced a dividend of $0.035 per share to holders of Common Stock and Class B Common Stock of record on September 15, 2023, which will be paid on October 4, 2023.
Accumulated Other Comprehensive Income (Loss)
Refer to Note 8 “Derivative Financial Instruments” for AOCI reclassifications associated with cash flow hedges. There were no other material reclassifications out of AOCI.
11.     SHARE-BASED COMPENSATION
During the first quarter of 2023, the Company completed its annual long-term incentive plan equity award to employees and granted approximately 6.6 million RSUs under its 2018 Omnibus Incentive Plan, as amended (the “2018 Plan”) with a weighted-average grant date fair value of $7.60 equal to the closing price per share of the Company’s Common Stock on the date of grant. These RSUs are service-based awards with a three-year graded vesting period from the date of grant.
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

	Three Months Ended June 30,		Six Months Ended June 30,
in thousands, except per share amounts	2023	2022	2023	2022
Allocation of net income (loss) - basic	$86,712	$85,994	$(25,030)	$134,499
Dilutive effect (including conversion of Class B Common Stock)	2,133	2,149	—	4,156
Allocation of net income (loss) - diluted	$88,845	$88,143	$(25,030)	$138,655

Weighted-average shares outstanding - basic	857,581	848,242	855,949	846,048
Dilutive effect (including conversion of Class B Common Stock)(1)	59,278	62,567	—	64,957
Weighted-average shares outstanding - diluted	916,859	910,809	855,949	911,005

Net income (loss) per share - basic	$0.10	$0.10	$(0.03)	$0.16
Net income (loss) per share - diluted	$0.10	$0.10	$(0.03)	$0.15
_________________
(1)    During the three months ended June 30, 2023, the diluted earnings per share calculations excluded approximately 25 million weighted average shares as their effects would have been anti-dilutive. During the six months ended June 30, 2023, all potential shares of Common Stock that would be dilutive were excluded from the diluted earnings per share calculations because their effects would have been anti-dilutive. During the three and six months ended June 30, 2022, the diluted earnings per share calculations excluded approximately 20 million and 19 million weighted average shares, respectively, as their effects would have been anti-dilutive.
Class B Common Stock:

	Three Months Ended June 30,		Six Months Ended June 30,
in thousands, except per share amounts	2023	2022	2023	2022
Allocation of net income (loss) - basic	$5,499	$5,523	$(1,596)	$8,663
Dilutive effect(1)	(217)	(233)	—	(323)
Allocation of net income (loss) - diluted	$5,282	$5,290	$(1,596)	$8,340

Weighted-average shares outstanding - basic	54,745	54,745	54,745	54,745
Dilutive effect(1)	—	—	—	—
Weighted-average shares outstanding - diluted	54,745	54,745	54,745	54,745

Net income (loss) per share - basic	$0.10	$0.10	$(0.03)	$0.16
Net income (loss) per share - diluted	$0.10	$0.10	$(0.03)	$0.15
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
(Unaudited)
13.     COMMITMENTS AND CONTINGENCIES
Contractual Obligations
There have been no significant changes to the Company’s contractual obligations as compared to December 31, 2022, except as discussed below:
Repurchase of Solar Loans
As of June 30, 2023, the liability related to certain loans provided to customers within the Company’s Solar business that the Company may be required to repurchase from third party lenders was approximately $33 million. This liability is partially offset by a net receivable of $23 million related to the amount the Company ultimately expects to recover from any loans required to be repurchased, either through ongoing loan payments from the customer or proceeds from subsequent resale of the loans.
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
During the six months ended June 30, 2023, $25 million of the Google Success Funds were approved for reimbursement to the Company for certain joint marketing expenses incurred by the Company and recorded as a reduction to advertising expenses, of which the Company received $12.5 million during the second quarter of 2023. In July, the Company was reimbursed for the remaining $12.5 million.
Guarantees
In the normal course of business, the Company is liable for contract completion and product performance. The Company’s guarantees primarily relate to standby letters of credit related to its insurance programs and totaled $79 million and $93 million as of June 30, 2023 and December 31, 2022, respectively. The Company does not believe such obligations will materially affect its financial position, results of operations, or cash flows.
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of June 30, 2023 and December 31, 2022, the Company’s accrual for ongoing claims and lawsuits within the scope of an insurance program totaled $107 million and $90 million, respectively. The Company’s accrual related to ongoing claims and lawsuits not within the scope of an insurance program is not material.
14.     LEASES
Company as Lessee
As part of normal operations, the Company leases real estate, vehicles, and equipment.
Right-of-Use Assets and Lease Liabilities:

(in thousands)			June 30, 2023	December 31, 2022
Presentation and Classification:
Operating	Current	Prepaid expenses and other current assets	$97	$210
Operating	Non-current	Other assets	128,008	128,455
Finance	Non-current	Property and equipment, net(1)	100,625	93,013
Total right-of-use assets			$228,730	$221,678

Operating	Current	Accrued expenses and other current liabilities	$25,779	$28,696
Finance	Current	Current maturities of long-term debt	54,721	48,512
Operating	Non-current	Other liabilities	115,656	116,823
Finance	Non-current	Long-term debt	47,803	46,376
Total lease liabilities			$243,959	$240,407
_________________
(1)Finance right-of-use assets are recorded net of accumulated depreciation, which was approximately $117 million and $106 million as of June 30, 2023 and December 31, 2022, respectively.
Lease Cost:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Operating lease cost	$10,472	$12,032	$20,694	$24,517
Finance lease cost:
Amortization of right-of-use assets	9,939	10,791	21,324	20,643
Interest on lease liabilities	1,182	869	2,231	1,700
Variable lease costs	17,594	25,864	37,826	48,998
Total lease cost	$39,187	$49,556	$82,075	$95,858
Right-of-Use Assets Obtained in Exchange for Lease Obligations:

	Six Months Ended June 30,
(in thousands)	2023	2022
Operating leases	$17,563	$16,322
Finance leases	$33,116	$23,670
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
As of June 30, 2023 and December 31, 2022, the balance in the Opportunity Fund was approximately $97 million and $101 million, respectively, and includes payments of $5 million partially offset by interest earned of $2 million during 2023.
Sunlight Financial LLC
ADT Solar uses Sunlight Financial LLC (“Sunlight”), an entity affiliated with Apollo, to access certain loan products for ADT Solar customers, as discussed in Note 2 “Revenue and Receivables.”
During the three and six months ended June 30, 2023, total loans funded by Sunlight were approximately $16 million and $61 million, respectively, and the Company incurred financing fees of approximately $3 million and $9 million, respectively.
During the three and six months ended June 30, 2022, total loans funded by Sunlight were approximately $131 million and $243 million, respectively, and the Company incurred third-party lender fees of approximately $15 million and $30 million, respectively, which is recognized as a reduction of Solar installation, product, and other revenue.
As of June 30, 2023, the Company may be required to repurchase loans previously funded by Sunlight in the amount of approximately $22 million.

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
The master services agreement included a minimum purchase commitment of $50 million over a seven year term, which the Company has met through spend with Rackspace as well as other parties. During the six months ended June 30, 2023 and 2022, fees incurred to Rackspace were not material.
Canopy
Canopy is considered a related party under GAAP as the Company accounts for its investment in Canopy under the equity method of accounting. During the first quarter of 2023, the Company made an additional equity investment of approximately $5 million in Canopy.

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
•Non-GAAP Measures
•Liquidity and Capital Resources
•Critical Accounting Estimates
•Cautionary Statements Regarding Forward-Looking Statements
BUSINESS AND BASIS OF PRESENTATION
Our Business
ADT Inc., together with its wholly-owned subsidiaries (collectively, the “Company,” “we,” “our,” “us,” and “ADT”), provides security, interactive, and smart home solutions to residential, small business, and commercial customers, as well as residential solar and energy storage solutions, in the U.S. As of June 30, 2023, we served approximately 6.7 million security monitoring service subscribers.
Our mission is to empower people to protect and connect what matters most with safe, smart, and sustainable solutions, delivered through innovative offerings, unrivaled safety, and a premium experience because we believe that everyone deserves to feel safe.
Basis of Presentation
We report financial and operating information for our three segments: CSB, Commercial, and Solar. All financial information presented in this section has been prepared in U.S. dollars in accordance with GAAP, excluding our non-GAAP measures, and includes the accounts of ADT Inc. and its wholly-owned subsidiaries. All intercompany transactions have been eliminated.
We considered recent impacts from macroeconomic conditions such as inflationary pressures, rising interest rates, the uncertainty and volatility in the financial markets, and supply chain disruptions, as well as any on-going impacts from the COVID-19 Pandemic, in the assessment of our financial position, results of operations, and cash flows, as well as certain accounting estimates, as of and for the periods presented. As of June 30, 2023, the impact to the Company of the factors referenced above, as well as our response plan, has not materially changed from that described in our Amended 2022 Annual Report.

Business Updates
Google
During the first quarter of 2023, we introduced our new ADT+ app for our self-setup line of do-it-yourself (“DIY”) smart home security products, including Google Nest offerings. We expect to introduce our ADT+ app for professional installations by the end of 2023 along with a new interactive platform and hardware lineup.
During the six months ended June 30, 2023, $25 million of the first tranche of the Google Success Funds was approved for reimbursement to the Company for Google’s portion of certain joint marketing expenses incurred by the Company. We received $12.5 million during the second quarter of 2023 and the remaining $12.5 million in July 2023.
Refer to Note 13 “Commitments and Contingencies” for further information on the Google Commercial Agreement.
State Farm
In connection with the State Farm Development Agreement, State Farm committed up to $300 million to an Opportunity Fund, of which we received $100 million upon Closing.
Refer to Note 15 “Related Party Transactions” for further information on the State Farm Strategic Investment.
Commercial Divestiture
As discussed in Note 1 “Description of Business and Summary of Significant Accounting Policies,” we entered into the Commercial Purchase Agreement, pursuant to which GTCR agreed to acquire all of the issued and outstanding equity interests of F&S Holdings, which directly or indirectly holds all of the issued and outstanding equity interests in the subsidiaries of ADT that operate our Commercial Business. The purchase price to be paid to ADT in connection with the Commercial Transaction is $1,613 million in cash, subject to certain customary adjustments as set forth in the Commercial Purchase Agreement. We will report the results of the Commercial Business as discontinued operations beginning in the third quarter of 2023.
We expect to use the net proceeds from the Commercial Transaction to redeem approximately $1.5 billion of our debt, which will reduce future cash interest payments accordingly.
In addition, we expect to utilize a significant portion of our existing net operating losses (“NOLs”) to offset an expected gain in connection with the sale of the Commercial Business. We believe that we will utilize our remaining NOLs during 2024. Thereafter, without additional NOLs, we expect to begin paying federal cash taxes as such taxes are incurred.
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
Our CSB and Commercial results are impacted by the mix of transactions under a Company-owned equipment model versus a customer-owned equipment model (referred to as outright sales), as there are different accounting treatments applicable to each model, as well as the mix, price, and type of offerings sold. As we continue to build our partnership with Google, introduce new or enhance our current offerings, and refine our go-to-market approach, we expect to see a shift toward an increasing proportion of outright sales transactions, which will impact results in future periods when those changes occur. We also expect an increase in the proportion of ADT self-set up customers, which typically have lower monthly recurring fees than our professional installations but will allow us to grow our subscriber base through access to the fast-growing do-it-yourself (“DIY”) market.
In addition, in our Solar business, we are exploring options for our customers seeking greater flexibility and accessibility in their rooftop solar financing. For example, in August 2023, we entered into an agreement in principle with SunPower Financial to offer lease and power purchase agreement (“PPA”) financing options to new Solar customers. We expect to have a final agreement in place which will enable us to offer a PPA financing option to our Solar customers beginning in the fourth quarter of 2023.

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
We may experience an increase in costs associated with factors such as (i) offering a wider variety of products and services; (ii) providing a greater mix of interactive and smart home solutions; (iii) replacing or upgrading certain system components or technology due to technological advancements, cybersecurity upgrades, or otherwise; (iv) supply chain disruptions; (v) inflationary pressures on costs such as materials, labor, and fuel; and (vi) other changes in prices, interest rates, or terms from our suppliers, vendors, or third-party lenders. Changes in interest rates or terms from third-party lenders that provide loan products to our Solar customers are impacted by factors such as the Federal Reserve increasing the risk-free interest rate or other developments in the financial markets, and we expect these third-party costs to continue to increase in future periods. Refer to Note 6 “Goodwill and Other Intangible Assets” and Critical Accounting Estimates below for further discussion.
New customer additions and customer attrition have a direct impact on our financial results, including revenue, operating income, and cash flows. A portion of our recurring customer base can be expected to cancel its service each year as customers may choose to terminate or not to renew their contracts for a variety of reasons, including relocation, cost, loss to competition, or service issues. Relocations are sensitive to changes in the residential housing market, and fewer relocations generally lead to improvements in gross customer revenue attrition, but fewer new customer additions. Additionally, non-payment disconnects generally increase in a weaker macroeconomic environment. During 2022 and through the second quarter of 2023, we experienced fewer relocation disconnects and higher non-pay disconnects largely related to housing market conditions and the weaker macroeconomic environment. Further, in connection with the divestiture of our Commercial Business, our gross customer revenue attrition may increase as residential customers typically have slightly higher attrition rates than our commercial customers. We may continue to experience fluctuations in these or other trends in the future as changes in the general macroeconomic environment or housing market develop.
As part of our response to changes or pressures in the macroeconomic environment, we have been evaluating, and continue to evaluate, cost saving opportunities such as reducing headcount or our physical facilities footprint when appropriate, and reducing non-essential spend. While we have experienced some increase in costs as a result of inflation, we have, for the most part, been able to offset the rising costs through price increases to our customers, as well as cost saving opportunities.
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
RMR
RMR is generated by contractual recurring fees for monitoring and other recurring services provided to our customers and includes customers within both the CSB and Commercial segments.
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
RESULTS OF OPERATIONS

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except as otherwise indicated)	2023	2022	$ Change	2023	2022	$ Change
Revenue:
Monitoring and related services	$1,187,063	$1,145,792	$41,271	$2,360,381	$2,267,088	$93,293
Security installation, product, and other	328,533	240,183	88,350	622,734	471,653	151,081
Solar installation, product, and other	77,532	215,055	(137,523)	222,367	407,036	(184,669)
Total revenue	1,593,128	1,601,030	(7,902)	3,205,482	3,145,777	59,705
Cost of revenue (exclusive of depreciation and amortization shown separately below):
Monitoring and related services	224,758	232,506	(7,748)	471,161	468,120	3,041
Security installation, product, and other	194,020	142,402	51,618	363,274	281,152	82,122
Solar installation, product, and other	64,898	132,905	(68,007)	163,242	268,309	(105,067)
Total cost of revenue	483,676	507,813	(24,137)	997,677	1,017,581	(19,904)
Selling, general, and administrative expenses	441,771	487,069	(45,298)	904,000	969,417	(65,417)
Depreciation and intangible asset amortization	345,838	399,416	(53,578)	728,893	875,539	(146,646)
Merger, restructuring, integration, and other	18,090	(3,845)	21,935	35,737	(3,317)	39,054
Goodwill impairment	181,179	—	181,179	422,809	—	422,809
Operating income (loss)	122,574	210,577	(88,003)	116,366	286,557	(170,191)
Interest expense, net	(84,282)	(81,651)	(2,631)	(255,908)	(87,958)	(167,950)
Other income (expense)	519	1,463	(944)	(671)	2,959	(3,630)
Income (loss) before income taxes and equity in net earnings (losses) of equity method investee	38,811	130,389	(91,578)	(140,213)	201,558	(341,771)
Income tax benefit (expense)	55,138	(37,924)	93,062	118,002	(57,448)	175,450
Income (loss) before equity in net earnings (losses) of equity method investee	93,949	92,465	1,484	(22,211)	144,110	(166,321)
Equity in net earnings (losses) of equity method investee	(1,738)	(948)	(790)	(4,415)	(948)	(3,467)
Net income (loss)	$92,211	$91,517	$694	$(26,626)	$143,162	$(169,788)

Key Performance Indicators:(1)
RMR	$382,222	$368,768	$13,454	$382,222	$368,768	$13,454
Gross customer revenue attrition (percent)	12.5%	12.7%	N/A*	12.5%	12.7%	N/A*
Adjusted EBITDA(2)	$651,255	$597,249	$54,006	$1,276,171	$1,198,246	$77,925
_______________________
(1)Refer to the “—Key Performance Indicators” section for the definitions of these key performance indicators.
(2)Adjusted EBITDA is a non-GAAP measure. Refer to the “—Non-GAAP Measures” section for the definition of this term and a reconciliation to the most comparable GAAP measure.
*N/A — Not applicable.

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2023	2022	$ Change	2023	2022	$ Change
CSB:
Monitoring and related services	$1,043,254	$1,011,442	$31,812	$2,071,888	$2,004,470	$67,418
Security installation, product, and other	124,822	77,047	47,775	228,664	146,608	82,056
Total CSB	1,168,076	1,088,489	79,587	2,300,552	2,151,078	149,474

Commercial:
Monitoring and related services	143,809	134,350	9,459	288,493	262,618	25,875
Security installation, product, and other	203,711	163,136	40,575	394,070	325,045	69,025
Total Commercial	347,520	297,486	50,034	682,563	587,663	94,900

Solar:
Solar installation, product, and other	77,532	215,055	(137,523)	222,367	407,036	(184,669)
Total Solar	77,532	215,055	(137,523)	222,367	407,036	(184,669)

Total revenue	$1,593,128	$1,601,030	$(7,902)	$3,205,482	$3,145,777	$59,705
CSB:
During the three months ended June 30, 2023, the increases in revenue, as compared to the prior period, included:
•Monitoring and related services revenue (“M&S Revenue”): higher recurring revenue of $32 million primarily driven by an increase in average prices.
•Security installation, product, and other: (i) an increase in installation revenue of $30 million primarily driven by a higher volume of outright sales transactions and higher installation revenue per unit, as well as (ii) an increase in the amortization of deferred subscriber acquisition revenue of $17 million as a result of a higher population of existing customers under a Company-owned model.
During the six months ended June 30, 2023, the increases in revenue, as compared to the prior period, included:
•M&S Revenue: higher recurring revenue of $67 million primarily driven by an increase in average prices.
•Security installation, product, and other: (i) an increase in installation revenue of $46 million primarily driven by a higher volume of outright sales transactions and higher installation revenue per unit, as well as (ii) an increase in the amortization of deferred subscriber acquisition revenue of $36 million as a result of a higher population of existing customers under a Company-owned model.
Commercial:
During the three months ended June 30, 2023, the increases in revenue, as compared to the prior period, included:
•M&S Revenue: (i) higher recurring revenue of $5 million driven by improvements in average revenue per subscriber, as well as (ii) higher revenue from time and materials billings of $4 million driven by higher revenue per service call.
•Security installation, product, and other: higher installation revenue of $41 million primarily related to strong sales performance and improvements in supply chain delays.
During the six months ended June 30, 2023, the increases in revenue, as compared to the prior period, included:
•M&S Revenue: (i) higher revenue from time and materials billings of $16 million driven by higher revenue per service call, as well as (ii) higher recurring revenue of $10 million driven by improvements in average revenue per subscriber.
•Security installation, product, and other: higher installation revenue of $69 million primarily related to strong sales performance and improvements in supply chain delays.

Solar:
During the three and six months ended June 30, 2023, the decrease in revenue, as compared to the prior period, was primarily due to fewer sales and installations as a result of prior cost reduction efforts, delays in certain operational initiatives, and impacts from macroeconomic conditions, including higher interest rates.
In addition, the decrease in revenue for the six months ended June 30, 2023 as compared to the prior period was impacted by the amortization of purchase accounting adjustments of $30 million related to a customer backlog intangible asset, which was recorded as a reduction to revenue during the first quarter of 2022.
RMR and Gross Customer Revenue Attrition:
As of June 30, 2023, our ending RMR balance was $382 million, up $13 million or 4% compared to the prior period, primarily driven by an increase in average prices on new and existing subscribers.
Gross customer revenue attrition was 12.5% as of June 30, 2023, compared to 12.7% as of June 30, 2022. The improvement in gross customer revenue attrition was driven by a decrease in relocations, partially offset by higher non-payment disconnects.
Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2023	2022	$ Change	2023	2022	$ Change
CSB:
Monitoring and related services	$142,302	$150,564	$(8,262)	$303,903	$305,083	$(1,180)
Security installation, product, and other	44,250	20,640	23,610	72,928	37,301	35,627
Total CSB	186,552	171,204	15,348	376,831	342,384	34,447

Commercial:
Monitoring and related services	82,456	81,942	514	167,258	163,037	4,221
Security installation, product, and other	149,770	121,762	28,008	290,346	243,851	46,495
Total Commercial	232,226	203,704	28,522	457,604	406,888	50,716

Solar:
Solar installation, product, and other	64,898	132,905	(68,007)	163,242	268,309	(105,067)
Total Solar	64,898	132,905	(68,007)	163,242	268,309	(105,067)

Total cost of revenue	$483,676	$507,813	$(24,137)	$997,677	$1,017,581	$(19,904)
CSB:
During the three and six months ended June 30, 2023, cost of revenue, as compared to the prior period, included an increase in installation costs due to a higher volume of outright sales transactions, partially offset by cost reduction initiatives primarily in monitoring and related services.
Commercial:
During the three and six months ended June 30, 2023, the increase in cost of revenue, as compared to the prior period, was primarily attributable to an increase in installations and services performed in connection with strong sales performance as discussed above.
Solar:
During the three and six months ended June 30, 2023, the decrease in cost of revenue, as compared to the prior period, was primarily due to fewer sales and installations as discussed above.

Selling, General, and Administrative Expenses
During the three months ended June 30, 2023, the decrease in SG&A, as compared to the prior period, was primarily driven by:
•a decrease of $46 million in Solar SG&A, primarily due to recent cost reduction initiatives, including lower selling and advertising costs,
•a decrease of $19 million in general and administrative expenses in CSB primarily related to a legal settlement, and
•a decrease of $12 million in advertising costs, primarily due to utilization of a portion of the Google Success Funds, partially offset by
•an increase of $19 million in selling costs, primarily related to the amortization of deferred subscriber acquisition costs, and
•an increase of $13 million in the allowance for credit losses primarily related to residential retail installment contract receivables.
During the six months ended June 30, 2023, the decrease in SG&A, as compared to the prior period, was primarily driven by:
•a decrease of $64 million in Solar SG&A, primarily due to recent cost reduction initiatives, including lower selling and advertising costs,
•a decrease of $25 million in radio conversion costs due to the wind down of the replacement program,
•a decrease of $27 million in advertising costs, primarily due to utilization of a portion of the Google Success Funds, and
•a decrease of $14 million in general and administrative expenses in CSB primarily related to a legal settlement, partially offset by
•an increase of $35 million in selling costs, primarily related to the amortization of deferred subscriber acquisition costs, and
•an increase of $20 million in the allowance for credit losses primarily related to residential retail installment contract receivables.
Depreciation and Intangible Asset Amortization
During the three and six months ended June 30, 2023, the decrease in depreciation and intangible asset amortization, as compared to the prior period, was primarily driven by a decrease in the amortization of customer relationship intangible assets of $65 million and $181 million, respectively, primarily related to certain assets acquired as part of the ADT Acquisition, partially offset by increases in the amortization of subscriber system assets and contracts and related customer relationship intangible assets.
During the first quarter of 2023, the remaining customer relationship intangible assets acquired as part of the ADT Acquisition became fully amortized.
Merger, restructuring, integration, and other
During the three and six months ended June 30, 2023, the increase in merger, restructuring, integration, and other, as compared to the prior period, was primarily due to increases of approximately (i) $6 million and $14 million, respectively, in integration and third-party costs related to the strategic optimization of our Solar business operations following the acquisition of ADT Solar and (ii) $5 million and $13 million, respectively, of restructuring costs.
Goodwill Impairment
During the first and second quarters of 2023, we recorded goodwill impairment charges of $242 million and $181 million, respectively, which were the result of interim impairment quantitative analyses associated with our Solar reporting unit. Refer to Note 1 “Description of Business and Summary of Significant Accounting Policies” and Note 6 “Goodwill and Other Intangible Assets” and the section “—Critical Accounting Estimates” below for further discussion.

Interest Expense, net
During the six months ended June 30, 2023, the increase in interest expense, net, as compared to the prior year period, was driven by a decrease in unrealized gains of $182 million on our interest rate swaps not designated as cash flow hedges, partially offset by higher interest expense primarily related to our First Lien Term Loan due 2026.
Income Tax Benefit (Expense)
During the three and six months ended June 30, 2023, the increase in income tax benefit was due to increases in our annual effective tax rate primarily as a result of the Solar goodwill impairment charges.
Refer to Note 9 “Income Taxes” for details on our effective tax rate.
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

The table below reconciles Adjusted EBITDA to net income (loss):

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2023	2022	$ Change	2023	2022	$ Change
Net income (loss)	$92,211	$91,517	$694	$(26,626)	$143,162	$(169,788)
Interest expense, net	84,282	81,651	2,631	255,908	87,958	167,950
Income tax expense (benefit)	(55,138)	37,924	(93,062)	(118,002)	57,448	(175,450)
Depreciation and intangible asset amortization	345,838	399,416	(53,578)	728,893	875,539	(146,646)
Amortization of deferred subscriber acquisition costs	48,479	39,050	9,429	95,163	75,989	19,174
Amortization of deferred subscriber acquisition revenue	(75,910)	(58,461)	(17,449)	(147,932)	(111,884)	(36,048)
Share-based compensation expense	11,506	16,932	(5,426)	27,488	32,952	(5,464)
Merger, restructuring, integration, and other	18,090	(3,845)	21,935	35,737	(3,317)	39,054
Goodwill impairment(1)	181,179	—	181,179	422,809	—	422,809
Acquisition-related adjustments(2)	1,028	1,328	(300)	2,658	37,623	(34,965)
Other, net(3)	(310)	(8,263)	7,953	75	2,776	(2,701)
Adjusted EBITDA	$651,255	$597,249	$54,006	$1,276,171	$1,198,246	$77,925
________________
(1)    Represents impairment charges associated with our Solar reporting unit. Refer to Note 1 “Description of Business and Summary of Significant Accounting Policies” and Note 6 “Goodwill and Other Intangible Assets.”
(2)    During 2022, primarily represents the amortization of the customer backlog intangible asset related to the ADT Solar Acquisition, which was fully amortized as of March 2022.
(3)    During 2022, primarily includes the gain on sale of a business of $10 million and net radio conversion costs.
Adjusted EBITDA in total and by segment are set forth below. As noted above, Adjusted EBITDA is our segment profit measure pursuant to GAAP and is therefore not a non-GAAP financial measure with respect to our segments.

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2023	2022	$ Change	2023	2022	$ Change
CSB	$643,725	$580,701	$63,024	$1,238,398	$1,141,246	$97,152
Commercial	44,970	31,363	13,607	85,758	54,993	30,765
Solar	(37,440)	(14,815)	(22,625)	(47,985)	2,007	(49,992)
Adjusted EBITDA	$651,255	$597,249	$54,006	$1,276,171	$1,198,246	$77,925
The factors listed below exclude amounts that are outside of our definition of Adjusted EBITDA. Refer to the discussions above under “—Results of Operations” for further details.
CSB:
During the three and six months ended June 30, 2023, respectively, the increases, as compared to the prior periods, were primarily due to:
•higher M&S Revenue, net of the associated costs, of $46 million and $80 million,
•lower advertising costs of $11 million and $25 million, and
•lower general and administrative expenses of $19 million and $14 million, partially offset by
•higher provision for credit losses of $13 million and $18 million.
Commercial:
During the three and six months ended June 30, 2023, respectively, the increases, as compared to the prior periods, were primarily due to:
•higher M&S Revenue, net of associated costs, of $9 million and $22 million, and
•higher installation revenue, net of the associated costs and commissions, of $10 million and $15 million, partially offset by
•higher general and administrative expenses of $5 million and $7 million.

Solar:
During the three and six months ended June 30, 2023, respectively, the decreases, as compared to the prior periods, were primarily due to:
•lower installation revenue, net of the associated costs and commissions, of $59 million and $104 million, partially offset by
•lower SG&A expenses, including the non-recurrence of an $11 million charge during 2022 associated with the estimated amount of receivables and rebates not expected to be collected from a former third-party lender.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and capital resources primarily consisted of the following:

(in thousands)	June 30, 2023
Cash and cash equivalents	$146,435
Restricted cash and restricted cash equivalents	$114,365
Availability under First Lien Revolving Credit Facility	$575,000
Uncommitted available borrowing capacity under Receivables Facility	$97,447
Carrying amount of total debt outstanding	$9,670,800
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
We are a highly leveraged company with significant debt service requirements and have both fixed-rate and variable-rate debt. All of our remaining variable rate debt instruments previously based on LIBOR are now based on SOFR, and we do not anticipate any material impacts from the SOFR transition. We may periodically seek to repay, redeem, repurchase, or refinance our indebtedness, or seek to retire or purchase our outstanding securities through cash purchases in the open market, privately negotiated transactions, a 10b5-1 repurchase plan, or otherwise, and any such transactions may involve material amounts. Cash outflows for interest payments are not consistent between quarters, with larger outflows occurring in the first and third quarters, and may vary as a result of our variable rate debt.
As of June 30, 2023, our next debt maturity will occur in April 2024 with respect to the remaining outstanding balance of $600 million of our First Lien Notes due 2024. We are closely monitoring the impact of recent developments in the financial markets and banking industry, inflationary pressures, and changes in interest rates on our cash position. However, we believe our cash position, available borrowing capacity under our credit agreements, and cash provided by operating activities are, and will continue to be, adequate to meet our operational and business needs in the next twelve months, as well as our long-term liquidity needs.
Material Cash Requirements
There have been no significant changes to our material cash requirements, commitments and contingencies, or off-balance sheet arrangements from those disclosed in our Amended 2022 Annual Report.
Repurchase of Solar Loans
As of June 30, 2023, the liability related to certain loans provided to customers within our Solar business that we may be required to repurchase from third party lenders was approximately $33 million. This liability is partially offset by a net receivable of $23 million related to the amount we ultimately expect to recover from any loans required to be repurchased, either through ongoing loan payments from the customer or proceeds from subsequent resale of the loans.

Long-Term Debt
Significant changes and activity related to our long-term debt since our Amended 2022 Annual Report are discussed below. Refer to Note 7 “Debt” for further discussion on our debt agreements.
Term Loan A Facility
In March 2023, we borrowed an aggregate principal amount of $600 million of term loans under the Term Loan A Facility, and in June 2023, we borrowed an additional aggregate principal amount of $50 million of Incremental Term Loan A Loans.
ADT Notes due 2023 Redemption
In March 2023, we used the proceeds from the Term Loan A Facility to redeem approximately $600 million of the ADT Notes due 2023 for a total redemption price of approximately $600 million, excluding accrued and unpaid interest. On June 15, 2023, we redeemed the remaining outstanding balance of approximately $100 million of the ADT Notes due 2023 using $50 million of proceeds from the Incremental Term Loan A Loans and cash on hand.
First Lien Notes due 2024 Partial Redemption
On May 2, 2023, we redeemed $150 million principal amount of the $750 million outstanding First Lien Notes due 2024 for a redemption price of $150 million, excluding accrued and unpaid interest, using cash on hand.
Receivables Facility
In March 2023, we amended the agreement governing the Receivables Facility, pursuant to which, among other things, the borrowing capacity was increased from $400 million to $500 million and the uncommitted revolving period was extended from May 2023 to March 2024.
During the six months ended June 30, 2023, we received proceeds from the Receivables Facility of $140 million and repaid $92 million, and as of June 30, 2023, the Receivables Facility had an outstanding balance of $403 million.
Solar Receivables Facility
On August 2, 2023, we entered into the Solar Receivables Facility Financing Agreement to finance receivables generated by the installation of residential solar systems, which, among other things, provides for an uncommitted revolving loan facility in the aggregate principal amount of up to $300 million.
Debt Covenants
As of June 30, 2023, we were in compliance with all financial covenant and other maintenance tests for all our debt obligations. We do not believe there is a material risk of future noncompliance with our financial covenant and other maintenance tests.
Dividends
During the six months ended June 30, 2023 and 2022, we declared aggregate dividends of $61 million ($0.035 per share) and $60 million ($0.035 per share) on our Common Stock, respectively, and $4 million ($0.035 per share) on our Class B Common Stock during each period.
On August 8, 2023, we announced a dividend of $0.035 per share to holders of Common Stock and Class B Common Stock of record on September 15, 2023, which will be paid on October 4, 2023.

Cash Flow Analysis

	Six Months Ended June 30,
(in thousands)	2023	2022	$ Change
Net cash provided by (used in):
Operating activities	$799,435	$822,636	$(23,201)
Investing activities	$(654,700)	$(807,440)	$152,740
Financing activities	$(257,515)	$7,073	$(264,588)
Cash Flows from Operating Activities
The decrease in net cash provided by operating activities, as compared to the prior period, was primarily due to:
•an increase in cash interest of $97 million primarily related to our First Lien Term Loan due 2026, and
•an increase in payroll tax payments of $26 million primarily related to deferrals of such payments in 2020 under the CARES Act, partially offset by
•the timing of payments to vendors primarily related to inventory.
During 2023, we also received approximately $19 million related to a legal settlement and approximately $13 million of the Google Success Funds.
The remainder of the activity related to changes in assets and liabilities due to the volume and timing of other operating cash receipts and payments with respect to when the transactions are reflected in earnings. Refer to the discussions above under “—Results of Operations” for further details.
Cash Flows from Investing Activities
The decrease in net cash used in investing activities, as compared to the prior period, was primarily due to:
•a decrease in cash paid for dealer generated customer account and bulk account purchases of $89 million primarily related to fewer bulk purchases,
•a decrease in subscriber system assets expenditures of $58 million due to fewer adds,
•a decrease in net cash paid of $20 million primarily related to other investments, and
•a decrease in cash paid for the acquisition of businesses, net of cash acquired, of $13 million as a result of activity during the prior year, partially offset by
•a decrease in proceeds from the sale of a business of $27 million due to activity during the prior year.
Cash Flows from Financing Activities
The change in cash flows from financing activities, as compared to the prior period, was primarily due to:
•a decrease in net proceeds of long-term borrowings of approximately $263 million primarily as a result of the ADT Notes due 2023 Redemption and ADT Notes due 2024 Partial Redemption in 2023, as well as a reduction of net borrowings under the First Lien Revolving Credit Facility compared to the prior year, partially offset by borrowings under the Term Loan A Facility in 2023, and
•a decrease in net proceeds under the Receivables Facility of $45 million, partially offset by
•proceeds from interest rate swap contracts that included an other-than-insignificant financing element at inception of $36 million during 2023 compared to payments of $25 million during 2022.

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
As previously disclosed, we performed an interim impairment quantitative assessment on the Solar reporting unit as a result of a triggering event as of March 31, 2023 and recorded a goodwill impairment charge of $242 million during the first quarter of 2023. Also as previously disclosed, the Solar reporting unit was considered at risk for future impairment following the impairment in the first quarter 2023.
During the second quarter of 2023, we concluded there was an additional triggering event related to the Solar reporting unit as a result of the then-current macroeconomic conditions, including the impact of rising interest rates, as well as ADT Solar’s continued underperformance of operating results in the second quarter of 2023 relative to expectations. As a result, we performed an interim impairment quantitative assessment on the Solar reporting unit as of June 30, 2023.
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
Based on the results of our interim impairment analysis, we recorded a non-cash impairment charge of $181 million during the second quarter of 2023. Following the impairment loss, the remaining balance of goodwill attributable to our Solar reporting unit is approximately $88 million.
As the carrying value of the Solar reporting unit approximates its fair value following the impairment charge, the Solar reporting unit is considered at risk of future impairment. If our assumptions are not realized, or if there are future changes in any of the assumptions due to a change in economic conditions or otherwise, it is possible that a further impairment charge may need to be recorded in the future. For example, a decrease of approximately 16.7% in 2024 projected revenues, a decrease in the Adjusted EBITDA margin across all periods of 0.7%, or an increase in the weighted average cost of capital by 1.1%, holding other assumptions constant, would result in approximately $40 million of additional impairment before applying the simultaneous equation method which would have the effect of increasing the amount of any additional impairment.
Refer to Note 6 “Goodwill and Other Intangible Assets” to the condensed consolidated financial statements for further discussion.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain information and disclosures that are forward-looking and therefore subject to risks and uncertainties, including those described below. All statements, other than statements of historical fact, included in this document are, or could be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the applicable rules and regulations of the SEC and are made in reliance on the safe harbor protections provided thereunder. These forward-looking statements relate to, among other things, the Commercial Transaction between ADT and GTCR, the expected timetable for completing the Commercial Transaction and the benefits and synergies of the Commercial Transaction; the strategic investment by and long term partnership with State Farm; anticipated financial performance, including the Company’s ability to achieve its stated guidance metrics and its progress toward its medium-term targets; management’s plans and objectives for future operations; the successful development, commercialization, and timing of new or joint products; the expected timing of product commercialization with State Farm or any changes thereto; our acquisition of ADT Solar and its anticipated impact on our business and financial condition; business prospects; outcomes of regulatory proceedings; market conditions; our ability to successfully respond to the challenges posed by the COVID-19 Pandemic; our strategic partnership and ongoing relationship with Google; the expected timing of product commercialization with Google or any changes thereto; the successful internal development, commercialization, and timing of our next generation platform and innovative offerings; the successful commercialization of our joint venture with Ford; the successful conversion of customers who continue to utilize outdated technology; the current and future market size for existing, new, or joint products; any stated or implied outcomes with regards to the foregoing; and other matters. Forward-looking statements are contained principally in the sections of this report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Without limiting the generality of the preceding sentences, any time the Company uses the words “expects,” “intends,” “will,” “anticipates,” “believes,” “confident,” “continue,” “propose,” “seeks,” “could,” “may,” “should,” “estimates,” “forecasts,” “might,” “goals,” “objectives,” “targets,” “planned,” “projects,” and, in each case, their negative or other various or comparable terminology, and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. These forward-looking statements are based on management’s current beliefs and assumptions and on information currently available to management. We caution that these statements are subject to risks and uncertainties, many of which are outside of our control, and could cause future events or results to be materially different from those stated or implied in this document, including among others, factors relating to:
•uncertainties as to the timing of the sale of the Commercial Business and the risk that the Divestiture may not be completed in a timely manner or at all;
•the possibility that any or all of the conditions to the consummation of the sale of the Commercial Business may not be satisfied or waived;
•the effect of the announcement or dependency of the Commercial Transaction on our ability to retain and hire key personnel and to maintain relationships with customers, suppliers and other business partners;
•risks related to diverting management’s attention from ADT’s ongoing business operations;
•uncertainties as to our ability and the amount of time necessary to realize the expected benefits of the Commercial Transaction;
•the achievement of potential benefits of the equity investment by and long-term partnership with State Farm, including as a result of restrictions on or required prior regulatory approval of, various actions by regulated insurers;
•our ability to effectively implement our strategic partnership with, commercialize products with, or utilize the incremental funding committed by State Farm or Google;
•our ability to keep pace with rapid technological changes, including the development of our next-generation platform, and industry changes;
•our ability to effectively implement our strategic partnership with or utilize any of the amounts invested in us by Google;
•risks and uncertainties related to the Company’s ability to successfully integrate and operate the ADT Solar business, including the possibility of future impairments to the value of goodwill at ADT Solar;
•risks related to the various financing arrangements that the Company facilitates for some ADT Solar customers;
•our ability to commercialize our joint venture with Ford;
•our ability to continuously and successfully commercialize innovative offerings;
•our ability to successfully implement an Environmental, Social, and Governance program across the Company;
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
•risks related to the restatement of our consolidated financial statements included in our Amended 2022 Annual Report and in our Reports on Form 10-Q/A for the quarters ended September 30, 2022, and March 31, 2023, each as filed with the SEC on July 27, 2023;
•any litigation or investigation related to such restatements; and
•the Company’s ability to maintain effective ICFR and disclosure controls and procedures (“DCPs”), including its ability to remediate any existing material weakness in its ICFR and the timing of any such remediation, as well as the ability to reestablish effective DCPs at a reasonable assurance level.
Forward-looking statements and information involve risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such statements, including without limitation, the risks and uncertainties disclosed or referenced under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A in our Amended 2022 Annual Report. Therefore, caution should be taken not to place undue reliance on any such forward-looking statements. Much of the information in this report that looks toward future performance is based on various factors and important assumptions about future events that may or may not actually occur. As a result, our operations and financial results in the future could differ materially and substantially from those we have discussed in the forward-looking statements included in this Quarterly Report on Form 10-Q. Any forward-looking statement made in this Quarterly Report on Form 10-Q speaks only as of the date on which it is made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments, or otherwise unless required by law.
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
During the six months ended June 30, 2023, we borrowed $650 million under our variable-rate Term Loan A Facility, and we used the proceeds to redeem approximately $650 million of our fixed-rate ADT Notes due 2023. Additionally, during March 2023 and April 2023, we entered into floating-to-fixed interest rate swaps with an aggregate notional amount of $300 million to partially hedge the Term Loan A Facility.

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.
As a result of the material weakness in ICFR as previously disclosed in the Company’s Amended 2022 Annual Report, and given that the related conclusion to restate our financial statements for the affected periods (as discussed in Note 1 “Description of Business and Summary of Significant Accounting Policies”) occurred subsequent to June 30, 2023, and that any related remediation actions were not implemented as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2023, our disclosure controls and procedures were not effective at a reasonable assurance level in ensuring information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Remediation Plan
Upon identification of the material weakness, management developed and implemented a remediation plan, which includes updating our procedures regarding the recognition of the tax impacts related to goodwill impairments to specifically review the considerations of all tax impacts caused by the recognition of such goodwill impairments in accordance with relevant accounting guidance.
Our management believes the measures described above and others that may be implemented will remediate the material weakness that we have identified. However, the material weakness will not be considered remediated until there has been appropriate time for us to conclude through testing that the controls are operating effectively.
As management continues to evaluate and improve the Company’s ICFR, we may decide to take additional measures to address control deficiencies or determine to modify certain of the remediation measures identified.
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2023, there were no changes in our ICFR identified in our management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
See Note 13 “Commitments and Contingencies” to the condensed consolidated financial statements under the heading “Legal Proceedings” included in this Quarterly Report on Form 10-Q for legal proceedings and related matters.
ITEM 1A. RISK FACTORS.
Our significant business risks are described in Part I, Item 1A “Risk Factors” in our Amended 2022 Annual Report and in our other filings with the SEC. The risk factors described in our filings with the SEC and other information may not describe every risk facing the Company. There have been no material changes in our risk factors from those disclosed in our Amended 2022 Annual Report, except as discussed below:
Risks Related to the Pending Divestiture of our Commercial Business
The pending Divestiture of our Commercial Business is subject to various risks, uncertainties and conditions and may not be completed on the terms or timeline currently contemplated, if at all, which could have a material adverse effect on our financial condition and results of operations.
On August 8, 2023, we announced the entry into a definitive agreement to sell our Commercial Business to an affiliate of GTCR for a purchase price of approximately $1.6 billion, subject to customary purchase price adjustments (the “Divestiture”). The Divestiture has been approved by our Board and is expected to close in the fourth quarter of 2023, subject to customary closing conditions, including regulatory approvals. There can be no assurance regarding the ultimate timing of the Divestiture or that the Divestiture will be completed as expected. Unanticipated developments could delay, prevent or otherwise adversely affect the Divestiture, including but not limited to potential problems or delays in obtaining regulatory approvals.
During the period leading to closing the Divestiture, whether or not the Divestiture is completed, our ongoing businesses may be materially adversely affected, including as a result of one or more of the following:
•the diversion of management’s attention from operating and growing the remaining businesses as a result of the time and effort required to execute the Divestiture;
•expenses incurred in connection with the Divestiture, including the legal, professional, advisory and consulting fees related to its completion;
•challenges in separating the Commercial Business, including separating the operations, shared services, products, infrastructure and personnel, as well as the assets and liabilities, potentially resulting in delays or additional costs in completing the Divestiture;
•disruptions to and potential adverse impacts on relationships with third-party providers, suppliers, dealers, customers and others with whom we do business that may conclude that our product and service offerings are insufficient to satisfy their requirements from doing or continuing to do business with us;
•loss of synergies between CSB and Commercial;
•uncertainty among key employees concerning their future with ADT, leading to potential distraction or attrition, as well as potential difficulty in attracting and retaining prospective employees in the future; and
•exposure to unanticipated ongoing obligations and liabilities, including as a result of any indemnification obligations.
Failure to complete the Divestiture could adversely affect our results of operations and financial condition.
There is no assurance that the Divestiture will close as expected or at all. Consummation of the Divestiture is subject to various customary closing conditions, including regulatory approvals. We cannot predict with certainty whether and when any of these conditions will be satisfied. If we are unable to complete the Divestiture as expected, we could face significant negative consequences, including negative reactions from the financial markets as well as challenges in achieving our debt reduction goals, which could adversely affect our credit ratings, and cause difficulty executing on our strategic priorities, objectives, goals, and medium-term target framework. We have also incurred significant costs, including the diversion of management resources, for which we will have received little or no benefit if the Divestiture does not close.

Even if we complete the Divestiture, we may be unable to do so on the timeline we currently expect and may not achieve some or all of the strategic and financial benefits that we expect to achieve from the Divestiture which could have a material adverse effect on our financial condition and results of operations.
We believe the Divestiture will place us in a better position to prioritize investments in CSB and Solar that we intend to drive profitable, capital-efficient revenue growth for the long-term. Upon completion of the Divestiture, we plan to use the net after-tax cash proceeds of approximately $1.5 billion for significant debt reduction. There may, however, be a delay in our ability to use some or all of the proceeds to repay a portion of our indebtedness which could have a material adverse effect on our financial condition and may adversely affect our credit ratings and cost of capital, as well as our ability to execute on our strategic priorities, objectives, goals, and medium-term target framework. Moreover, we may not be able to achieve the other anticipated benefits of the Divestiture, which could have a material adverse impact on our business, financial condition, results of operations, and cash flows. The anticipated benefits are based on a number of assumptions, some of which may prove incorrect, and could be affected by factors beyond our control, including, without limitation, general economic conditions, increased operating costs, regulatory developments and other risks described in these risk factors and within Item IA of Part I of our Amended 2022 Annual Report.
The Divestiture increases the risk of damage to our brand and reputation which may materially adversely affect our financial condition and results of operations.
In connection with the Divestiture, we have agreed to provide transitional services to GTCR for a period of up to 24 months and to license our ADT Commercial brand for 12 months. These arrangements allow for the use of our trademarks, certain intellectual property and limited use of the ADT Commercial brand, which may cause us to incur unanticipated costs and liabilities and which could have a material adverse effect on our business, financial condition and results of operations. Additionally, GTCR’s ability to use the ADT Commercial brand may increase the risk of damage to the brand for our remaining businesses, which could negatively impact our reputation, results of operations and financial condition.
ADT will be a less diversified business following the Divestiture, which may adversely affect ADT’s results of operations and financial condition.
ADT currently has three business segments, CSB, Commercial, and Solar. The Divestiture will result in ADT being a smaller, less diversified company more focused on consumers, potentially making ADT more vulnerable to changing market, regulatory and economic conditions following the Divestiture, particularly those affecting consumers and small businesses. Macroeconomic headwinds or changes in consumer preferences could have a greater impact on our business following the Divestiture which could have a material adverse effect on our business, results of operations and financial condition.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Recent Sales of Unregistered Equity Securities
There were no sales of unregistered equity securities during the six months ended June 30, 2023.
Use of Proceeds from Registered Equity Securities
We did not receive any proceeds from sales of registered equity securities during the six months ended June 30, 2023.
Issuer Purchases of Equity Securities
There were no repurchases of any shares of our common stock during the three months ended June 30, 2023.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
None.

ITEM 5. OTHER INFORMATION.
During the fiscal quarter ended June 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6. EXHIBITS.
The exhibits listed on the accompanying Index to Exhibits are filed/furnished or incorporated by reference as part of this Quarterly Report on Form 10-Q.
INDEX TO EXHIBITS
The information required by this Item is set forth on the exhibit index below.

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of ADT Inc.	8-K	3.1	9/17/2020
3.2	Amended and Restated Bylaws of ADT Inc.	8-K	3.1	7/23/2020
10.4*	Amendment Agreement No. 12, dated as of May 10, 2023, by and between Prime Security Services Borrower, LLC and Barclays Bank PLC, as administrative agent
31.1*	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
31.2*	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
32.1**	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	XBRL Instant Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document
_________________________
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADT Inc.

Date:	August 8, 2023	By:	/s/ Kenneth J. Porpora
		Name:	Kenneth J. Porpora
		Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)