Form 10-Q
period 2023-09-30
ADT Inc.
filed 2023-11-02
CIK 1703056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 25, 2023, there were 867,076,756 shares outstanding of the registrant’s common stock, $0.01 par value per share, and 54,744,525 shares outstanding of the registrant’s Class B common stock, $0.01 par value per share.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$238,582	$257,223
Restricted cash and restricted cash equivalents	117,482	116,357
Accounts receivable, net of allowance for credit losses of $50,281 and $35,482, respectively	384,393	334,556
Inventories, net	199,203	225,351
Work-in-progress	7,299	11,983
Prepaid expenses and other current assets	238,137	306,603
Current assets held for sale	450,297	469,923
Total current assets	1,635,393	1,721,996
Property and equipment, net	276,179	306,191
Subscriber system assets, net	2,990,694	2,918,540
Intangible assets, net	4,823,473	4,926,964
Goodwill	4,903,899	5,430,427
Deferred subscriber acquisition costs, net	1,135,018	990,672
Other assets	771,077	640,932
Noncurrent assets held for sale	895,379	885,514
Total assets	$17,431,112	$17,821,236

Liabilities and stockholders' equity
Current liabilities:
Current maturities of long-term debt	$835,292	$857,624
Accounts payable	275,557	417,860
Deferred revenue	271,900	309,907
Accrued expenses and other current liabilities	582,272	776,739
Current liabilities held for sale	314,101	298,973
Total current liabilities	2,279,122	2,661,103
Long-term debt	8,832,409	8,946,719
Deferred subscriber acquisition revenue	1,849,142	1,580,873
Deferred tax liabilities	908,823	892,994
Other liabilities	215,991	240,129
Noncurrent liabilities held for sale	106,960	106,270
Total liabilities	14,192,447	14,428,088
Commitments and contingencies (See Note 14)
Stockholders' equity:
Preferred stock—authorized 1,000,000 shares of $0.01 par value; zero issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock—authorized 3,999,000,000 shares of $0.01 par value; issued and outstanding shares of 866,793,978 and 862,098,041 as of September 30, 2023 and December 31, 2022, respectively	8,668	8,621
Class B common stock—authorized 100,000,000 shares of $0.01 par value; issued and outstanding shares of 54,744,525 as of September 30, 2023 and December 31, 2022	547	547
Additional paid-in capital	7,407,164	7,380,759
Accumulated deficit	(4,160,955)	(3,949,579)
Accumulated other comprehensive income (loss)	(16,759)	(47,200)
Total stockholders' equity	3,238,665	3,393,148
Total liabilities and stockholders' equity	$17,431,112	$17,821,236
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Monitoring and related services	$1,053,456	$1,021,811	$3,125,344	$3,029,309
Security installation, product, and other	126,417	88,829	355,082	235,506
Solar installation, product, and other	57,611	179,153	279,978	586,189
Total revenue	1,237,484	1,289,793	3,760,404	3,851,004
Cost of revenue (exclusive of depreciation and amortization shown separately below):
Monitoring and related services	148,533	137,243	452,809	445,720
Security installation, product, and other	38,863	27,176	113,921	66,993
Solar installation, product, and other	49,424	114,236	212,666	382,545
Total cost of revenue	236,820	278,655	779,396	895,258
Selling, general, and administrative expenses	395,600	415,373	1,159,088	1,254,401
Depreciation and intangible asset amortization	333,088	387,417	1,021,103	1,223,666
Merger, restructuring, integration, and other	16,296	4,745	42,339	1,165
Goodwill impairment	88,367	200,974	511,176	200,974
Operating income (loss)	167,313	2,629	247,302	275,540
Interest expense, net	(147,187)	(29,832)	(402,381)	(117,331)
Other income (expense)	661	(156,118)	(10)	(153,165)
Income (loss) from continuing operations before income taxes and equity in net earnings (losses) of equity method investee	20,787	(183,321)	(155,089)	5,044
Income tax benefit (expense)	(38,764)	15,800	12,438	(37,806)
Income (loss) from continuing operations before equity in net earnings (losses) of equity method investee	(17,977)	(167,521)	(142,651)	(32,762)
Equity in net earnings (losses) of equity method investee	(2,688)	(1,594)	(7,103)	(2,542)
Income (loss) from continuing operations	(20,665)	(169,115)	(149,754)	(35,304)
Income (loss) from discontinued operations, net of tax	(65,572)	7,866	36,891	17,217
Net income (loss)	$(86,237)	$(161,249)	$(112,863)	$(18,087)

Common Stock:
Income (loss) from continuing operations per share - basic	$(0.02)	$(0.19)	$(0.16)	$(0.04)
Income (loss) from continuing operations per share - diluted	$(0.02)	$(0.19)	$(0.16)	$(0.04)

Net income (loss) per share - basic	$(0.09)	$(0.18)	$(0.12)	$(0.02)
Net income (loss) per share - diluted	$(0.09)	$(0.18)	$(0.12)	$(0.02)

Weighted-average shares outstanding - basic	857,423	850,230	856,446	847,456
Weighted-average shares outstanding - diluted	857,423	850,230	856,446	847,456

Class B Common Stock:
Income (loss) from continuing operations per share - basic	$(0.02)	$(0.19)	$(0.16)	$(0.04)
Income (loss) from continuing operations per share - diluted	$(0.02)	$(0.19)	$(0.16)	$(0.04)

Net income (loss) per share - basic	$(0.09)	$(0.18)	$(0.12)	$(0.02)
Net income (loss) per share - diluted	$(0.09)	$(0.18)	$(0.12)	$(0.02)

Weighted-average shares outstanding - basic	54,745	54,745	54,745	54,745
Weighted-average shares outstanding - diluted	54,745	54,745	54,745	54,745
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$(86,237)	$(161,249)	$(112,863)	$(18,087)
Other comprehensive income (loss), net of tax:
Cash flow hedges	22,763	4,088	30,484	21,741
Other	(17)	(15)	(43)	(29)
Total other comprehensive income (loss), net of tax	22,746	4,073	30,441	21,712
Comprehensive income (loss)	$(63,491)	$(157,176)	$(82,422)	$3,625
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Three Months Ended September 30, 2023
	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Beginning balance	866,409	54,745	$8,664	$547	$7,390,269	$(4,041,963)	$(39,505)	$3,318,012
Net income (loss)	—	—	—	—	—	(86,237)	—	(86,237)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	22,746	22,746
Dividends	—	—	—	—	—	(32,321)	—	(32,321)
Share-based compensation expense	—	—	—	—	15,580	—	—	15,580
Transactions related to employee share-based compensation plans and other	385	—	4	—	1,315	(434)		885
Ending balance	866,794	54,745	$8,668	$547	$7,407,164	$(4,160,955)	$(16,759)	$3,238,665

	Three Months Ended September 30, 2022
	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Beginning balance	856,642	54,745	$8,566	$547	$7,295,665	$(3,874,045)	$(51,334)	$3,379,399
Net income (loss)	—	—	—	—	—	(161,249)	—	(161,249)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	4,073	4,073
Issuance of common stock, net of expenses	1,322	—	13	—	(13)	—	—	—
Dividends	—	—	—	—	—	(32,028)	—	(32,028)
Share-based compensation expense	—	—	—	—	16,692	—	—	16,692
Contingent forward purchase contract	—	—	—	—	(41,938)	—	—	(41,938)
Transactions related to employee share-based compensation plans and other	666	—	7	—	3,095	(459)	—	2,643
Ending balance	858,630	54,745	$8,586	$547	$7,273,501	$(4,067,781)	$(47,261)	$3,167,592
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Nine Months Ended September 30, 2023
	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Beginning balance	862,098	54,745	$8,621	$547	$7,380,759	$(3,949,579)	$(47,200)	$3,393,148
Net income (loss)	—	—	—	—	—	(112,863)	—	(112,863)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	30,441	30,441
Dividends	—	—	—	—	—	(96,751)	—	(96,751)
Share-based compensation expense	—	—	—	—	43,068	—	—	43,068
Transactions related to employee share-based compensation plans and other	4,696	—	47	—	(16,663)	(1,762)		(18,378)
Ending balance	866,794	54,745	$8,668	$547	$7,407,164	$(4,160,955)	$(16,759)	$3,238,665

	Nine Months Ended September 30, 2022
	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Beginning balance	846,826	54,745	$8,468	$547	$7,261,267	$(3,952,590)	$(68,973)	$3,248,719
Net income (loss)	—	—	—	—	—	(18,087)	—	(18,087)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	21,712	21,712
Issuance of common stock, net of expenses	6,026	—	60	—	15,308	—	—	15,368
Dividends	—	—	—	—	—	(95,730)	—	(95,730)
Share-based compensation expense	—	—	—	—	49,644	—	—	49,644
Contingent forward purchase contract	—	—	—	—	(41,938)	—	—	(41,938)
Transactions related to employee share-based compensation plans and other	5,778	—	58	—	(10,780)	(1,374)	—	(12,096)
Ending balance	858,630	54,745	$8,586	$547	$7,273,501	$(4,067,781)	$(47,261)	$3,167,592
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(112,863)	$(18,087)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and intangible asset amortization	1,058,794	1,281,871
Amortization of deferred subscriber acquisition costs	145,688	118,233
Amortization of deferred subscriber acquisition revenue	(227,651)	(175,680)
Share-based compensation expense	43,068	49,644
Deferred income taxes	6,804	35,811
Provision for losses on receivables and inventory	104,469	68,417
Goodwill, intangible, and other asset impairments	521,663	200,974
Unrealized (gain) loss on interest rate swap contracts	(38,477)	(312,603)
Change in fair value of other financial instruments	—	157,550
Other non-cash items, net	102,843	104,293
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Deferred subscriber acquisition costs	(295,440)	(304,404)
Deferred subscriber acquisition revenue	221,747	255,760
Other, net	(284,951)	(140,710)
Net cash provided by (used in) operating activities	1,245,694	1,321,069

Cash flows from investing activities:
Dealer generated customer accounts and bulk account purchases	(385,462)	(500,487)
Subscriber system asset expenditures	(480,947)	(572,595)
Purchases of property and equipment	(130,520)	(135,677)
Acquisition of businesses, net of cash acquired	—	(13,096)
Proceeds from sale of business, net of cash sold	—	26,729
Other investing, net	8,848	(13,664)
Net cash provided by (used in) investing activities	(988,081)	(1,208,790)

Cash flows from financing activities:
Proceeds from long-term borrowings	650,000	480,000
Proceeds from receivables facility	212,188	212,166
Proceeds (payments) from interest rate swaps	59,184	(26,953)
Repayment of long-term borrowings, including call premiums	(888,716)	(527,595)
Repayment of receivables facility	(144,620)	(81,487)
Dividends on common stock	(96,400)	(95,164)
Payments on finance leases	(32,268)	(33,749)
Other financing, net	(34,497)	(12,990)
Net cash provided by (used in) financing activities	(275,129)	(85,772)

Cash and cash equivalents and restricted cash and restricted cash equivalents:
Net increase (decrease)	(17,516)	26,507
Beginning balance	373,580	33,277
Ending balance	$356,064	$59,784
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.     DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business and Organization
ADT Inc., together with its wholly-owned subsidiaries (collectively, “ADT” or the “Company”), provides security, interactive, and smart home solutions to consumer and small business customers, as well as residential solar and energy storage solutions, in the United States (“U.S.”). As discussed below, on October 2, 2023, the Company divested its Commercial Business (as defined below), which provided security and other solutions to commercial customers.
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
As discussed below under the heading “Commercial Divestiture,” beginning in the third quarter of 2023, the Company presented its Commercial Business as discontinued operations.
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
The Condensed Consolidated Balance Sheet as of December 31, 2022 included herein was derived from the audited consolidated financial statements as of that date. Certain information and footnote disclosures required in the annual consolidated financial statements have been omitted as appropriate. For a more comprehensive understanding of the Company and its interim results, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Amended 2022 Annual Report (as defined and discussed below).
Restatement
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Commercial Divestiture
On August 7, 2023, ADT, Iris Buyer LLC, a Delaware limited liability company and affiliate of GTCR LLC (“GTCR”), and, solely for certain purposes set forth in the Commercial Purchase Agreement (as defined below), Fire & Security Holdings, LLC (“F&S Holdings”), a Delaware limited liability company and an indirect, wholly owned subsidiary of ADT, entered into an Equity Purchase Agreement (the “Commercial Purchase Agreement”) pursuant to which GTCR agreed to acquire all of the issued and outstanding equity interests of F&S Holdings, which directly or indirectly held all of the issued and outstanding equity interests in the subsidiaries of ADT that operated ADT’s commercial business (the “Commercial Business”) (the “Commercial Divestiture”).
On October 2, 2023, the Company completed the previously announced Commercial Divestiture for a total purchase price of approximately $1,613 million in cash, subject to customary post-closing adjustments, and received net proceeds of approximately $1,585 million, excluding transaction costs.
Beginning in the third quarter of 2023, the Company presented its Commercial Business as a discontinued operation as the Commercial Divestiture met all of the held for sale criteria for the disposal group and represented a strategic shift that has and will continue to have a major effect on the Company’s operations and financial statements. The change is reflected in all periods presented. Additionally, the cash flows and comprehensive income (loss) of the Commercial Business have not been segregated and are included in the interim Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Comprehensive Income (Loss), respectively, for all periods presented.
Unless otherwise noted, amounts and disclosures throughout these Notes to Condensed Consolidated Financial Statements relate to the Company’s continuing operations.
Refer to Note 5 “Divestitures” for additional information.
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
COVID-19 Pandemic - During March 2020, the World Health Organization declared the outbreak of a novel coronavirus as a pandemic (the “COVID-19 Pandemic”). As of September 30, 2023, the impact to the Company, as well as its response plan, has not materially changed from that described in the Amended 2022 Annual Report.
Segments
The Company has historically reported results for three operating and reportable segments organized based on customer type: Consumer and Small Business (“CSB”), Commercial, and Solar. As a result of the Commercial Divestiture, results of the Commercial Business are classified as discontinued operations and thus excluded from both continuing operations and segment results for all periods presented. Accordingly, the Company now reports its results in two operating and reportable segments, CSB and Solar, with the change reflected in all periods presented. Prior to the third quarter of 2023, the Commercial Business was reflected in the Commercial reportable segment.
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
This guidance becomes effective January 1, 2024, and should be applied prospectively with any adjustments recognized in earnings and disclosed on the date of adoption. Early adoption is permitted. The Company is monitoring any potential impact.
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

(in thousands)	September 30, 2023	December 31, 2022
Cash and cash equivalents	$238,582	$257,223
Restricted cash and restricted cash equivalents(1)	117,482	116,357
Ending balance	$356,064	$373,580
________________
(1)    Primarily includes amounts received from State Farm Fire & Casualty Company (“State Farm”), inclusive of accrued interest, in connection with the State Farm Development Agreement (as defined and discussed in Note 16 “Related Party Transactions”).
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

(in thousands)	September 30, 2023	December 31, 2022
Gross carrying amount	$6,261,940	$5,981,008
Accumulated depreciation	(3,271,246)	(3,062,468)
Subscriber system assets, net	$2,990,694	$2,918,540
Depreciation of subscriber system assets and amortization of deferred subscriber acquisition costs are reflected in depreciation and intangible asset amortization and selling, general, and administrative expenses (“SG&A”), respectively, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Depreciation of subscriber system assets	$135,414	$134,405	$407,739	$394,280
Amortization of deferred subscriber acquisition costs	$47,945	$40,036	$138,145	$111,741
Accrued Expenses and Other Current Liabilities

(in thousands)	September 30, 2023	December 31, 2022
Accrued interest	$69,757	$156,495
Payroll-related accruals	113,484	139,709
Opportunity Fund (see Note 16 “Related Party Transactions”)	97,367	100,802
Operating lease liabilities (see Note 15 “Leases”)	16,006	20,741
Other accrued liabilities	285,658	358,992
Accrued expenses and other current liabilities	$582,272	$776,739
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
As of September 30, 2023 and December 31, 2022, investments in money market mutual funds were $263 million and $145 million, respectively.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Long-Term Debt Instruments - The fair values of the Company’s long-term debt instruments are determined using broker-quoted market prices, which represent quoted prices for similar assets or liabilities as well as other observable market data, and are classified as Level 2 fair value measurements. The carrying amounts of debt outstanding, if any, under the Company’s first lien revolving credit facility (the “First Lien Revolving Credit Facility”) and its uncommitted receivables securitization financing agreement (the “2020 Receivables Facility”) approximate their fair values as interest rates on these borrowings approximate current market rates.

	September 30, 2023		December 31, 2022
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt instruments subject to fair value disclosures(1)	$9,579,225	$9,207,198	$9,733,700	$9,312,932
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
Refer to Note 9 “Derivative Financial Instruments” for the fair values of the Company’s derivative financial instruments.
Retail Installment Contract Receivables - The fair values of the Company’s retail installment contract receivables are determined using a discounted cash flow model and are classified as Level 3 fair value measurements.

	September 30, 2023		December 31, 2022
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Retail installment contract receivables, net	$664,000	$479,686	$531,516	$385,114
2.     REVENUE AND RECEIVABLES
Revenue
Disaggregated Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
CSB:
Monitoring and related services	$1,053,456	$1,021,811	$3,125,344	$3,029,309
Security installation, product, and other	126,417	88,829	355,082	235,506
Total CSB	1,179,873	1,110,640	3,480,426	3,264,815
Solar:
Solar installation, product, and other	57,611	179,153	279,978	586,189
Total Solar	57,611	179,153	279,978	586,189

Total revenue	$1,237,484	$1,289,793	$3,760,404	$3,851,004
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Amortization of deferred subscriber acquisition revenue	$77,471	$61,530	$220,779	$169,048
Customer-Owned - In transactions involving security systems sold outright to the customer (referred to as outright sales), the Company’s performance obligations generally include the sale and installation of the system, which is primarily recognized at a point in time based upon the nature of the transaction and contractual terms, and any monitoring and related services, which are recognized when these services are provided to the customer.
Solar - The Company enters into agreements with third-party lenders in order to access loan products for the Company’s Solar customers. Fees incurred under these agreements are recorded as a reduction of solar installation, product, and other revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Third-party lender financing fees	$11,596	$28,933	$40,066	$107,005
Revenue and cost of revenue from the sale of solar equipment are reflected in the statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Solar installation, product, and other revenue	$24,955	$93,387	$133,466	$339,760
Solar installation, product, and other cost of revenue	$22,076	$64,283	$102,919	$224,425
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

	Nine Months Ended September 30,
(in thousands)	2023	2022
Beginning balance	$35,482	$22,104
Provision for credit losses	85,865	64,914
Write-offs, net of recoveries(1)	(71,066)	(54,978)
Ending balance	$50,281	$32,040
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
The balance of unbilled retail installment contract receivables comprises:

(in thousands)	September 30, 2023	December 31, 2022
Retail installment contract receivables, gross	$665,339	$532,406
Allowance for credit losses	(1,339)	(890)
Retail installment contract receivables, net	$664,000	$531,516

Balance Sheet Classification:
Accounts receivable, net	$229,021	$169,242
Other assets	434,979	362,274
Retail installment contract receivables, net	$664,000	$531,516
The allowance for credit losses relates to retail installment contract receivables from outright sales transactions. As of September 30, 2023, the current and delinquent billed retail installment contract receivables were not material.
As of September 30, 2023 and December 31, 2022, retail installment contract receivables, net, used as collateral for borrowings under the 2020 Receivables Facility were $594 million and $506 million, respectively. Refer to Note 8 “Debt” for further discussion regarding the 2020 Receivables Facility.
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
During the nine months ended September 30, 2023 and 2022, contract assets recognized were not material.
The balance of contract assets for residential transactions comprises:

(in thousands)	September 30, 2023	December 31, 2022
Contract assets, gross	$39,785	$52,591
Allowance for credit losses	(5,113)	(5,453)
Contract assets, net	$34,672	$47,138

Balance Sheet Classification:
Prepaid expenses and other current assets	$17,039	$32,495
Other assets	17,633	14,643
Contract assets, net	$34,672	$47,138

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.     SEGMENT INFORMATION
The Company’s segments are based on the manner in which the Company’s Chief Executive Officer, who is the chief operating decision maker (the “CODM”) evaluates performance and makes decisions about how to allocate resources.
As discussed in Note 1 “Description of Business and Summary of Significant Accounting Policies,” effective in the third quarter of 2023, the Company reports results in two operating and reportable segments: CSB and Solar. Prior to the third quarter of 2023, the Commercial Business was reflected in the Commercial reportable segment. Certain allocated shared costs that were previously included in the Commercial reportable segment that do not qualify to be presented within discontinued operations are now reflected in the CSB reportable segment consistent with other unallocated corporate and other costs as discussed below. There have been no other changes to the Company’s segments from that disclosed in the Amended 2022 Annual Report.
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
The CSB and Solar segments include the respective revenue and operating costs related to the activities noted above, other operating costs associated with support functions related to these operations, and certain dedicated corporate costs and other income and expense items. The CSB segment includes general corporate costs and other income and expense items not included in the Solar segment.
The CODM uses Adjusted EBITDA from continuing operations (“Adjusted EBITDA”), which is the Company’s segment profit measure, to evaluate segment performance. Adjusted EBITDA is defined as income or loss from continuing operations adjusted for (i) interest; (ii) taxes; (iii) depreciation and amortization, including depreciation of subscriber system assets and other fixed assets and amortization of dealer and other intangible assets; (iv) amortization of deferred costs and deferred revenue associated with subscriber acquisitions; (v) share-based compensation expense; (vi) merger, restructuring, integration, and other items such as separation costs; (vii) losses on extinguishment of debt; (viii) radio conversion costs, net; (ix) adjustments related to acquisitions, such as contingent consideration and purchase accounting adjustments, or dispositions; (x) impairment charges; and (xi) other income/gain or expense/loss items such as changes in fair value of certain financial instruments or financing and consent fees.
The CODM does not review the Company's assets by segment; therefore, such information is not presented.
Reconciliations
The following table presents total revenue by segment and a reconciliation to consolidated total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
CSB	$1,179,873	$1,110,640	$3,480,426	$3,264,815
Solar	57,611	179,153	279,978	586,189
Total Revenue	$1,237,484	$1,289,793	$3,760,404	$3,851,004

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents Adjusted EBITDA by segment and a reconciliation to consolidated income (loss) from continuing operations before income taxes and equity in net earnings (losses) of equity method investee:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Adjusted EBITDA by segment:
CSB	$623,446	$589,640	$1,854,288	$1,723,785
Solar	(40,758)	(6,476)	(88,743)	(4,469)
Total	$582,688	$583,164	$1,765,545	$1,719,316

Reconciliation:
Total segment Adjusted EBITDA	$582,688	$583,164	$1,765,545	$1,719,316
Less:
Interest expense, net	147,187	29,832	402,381	117,331
Depreciation and intangible asset amortization	333,088	387,417	1,021,103	1,223,666
Amortization of deferred subscriber acquisition costs	47,945	40,036	138,145	111,741
Amortization of deferred subscriber acquisition revenue	(77,471)	(61,530)	(220,779)	(169,048)
Share-based compensation expense	9,882	13,737	31,369	39,983
Merger, restructuring, integration, and other(1)	16,296	4,745	42,339	1,165
Goodwill impairment(2)	88,367	200,974	511,176	200,974
Change in fair value of financial instruments(3)	—	157,550	—	157,550
Non-cash acquisition-related adjustments and other, net(4)	(705)	(4,682)	2,003	33,452
Equity in net earnings (losses) of equity method investee	(2,688)	(1,594)	(7,103)	(2,542)
Income (loss) from continuing operations before income taxes and equity in net earnings (losses) of equity method investee	$20,787	$(183,321)	$(155,089)	$5,044
________________
(1)    During 2023, includes integration and third-party costs related to the strategic optimization of the Solar business operations following the ADT Solar acquisition, as well as restructuring costs.
(2)    Represents impairment charges associated with the Company’s Solar reporting unit. Refer to Note 7 “Goodwill and Other Intangible Assets.”
(3)    Represents the change in fair value of the Forward Contract associated with the State Farm Transaction.
(4)    Nine months ended September 30, 2022 primarily includes customer backlog intangible asset amortization related to the ADT Solar Acquisition of $30 million, which was fully amortized as of March 2022. The remaining balance primarily included ADT Solar purchase accounting adjustments and net radio conversion costs, offset by gain on sale of a business.
4.     ACQUISITIONS
There was no acquisition activity during the nine months ended September 30, 2023.
During the nine months ended September 30, 2022, total consideration for continuing and discontinued operations related to acquisitions was approximately $31 million, including approximately $15 million in shares of the Company’s common stock. This resulted in the recognition of approximately $24 million of goodwill.
5.    DIVESTITURES
The Company may decide to divest a portion of its business for various reasons, including efforts to focus on its other businesses. The Company presents discontinued operations for components of the business that are either disposed of through sale (or qualify as held for sale), abandonment, or spin-off if these actions also represent a strategic shift that has or will have a major effect on the Company’s financial results.
Commercial Divestiture
As discussed in Note 1 “Description of Business and Summary of Significant Accounting Policies,” as a result of the Commercial Divestiture, the disposal group met the established held for sale criteria, and the Company classified the assets and

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
liabilities related to the Commercial Business as held for sale in the Condensed Consolidated Balance Sheets for the periods presented.
The Commercial Divestiture supports the Company’s strategic journey and strengthens its financial profile. Furthermore, the Commercial Divestiture represents a strategic shift that has and will continue to have a major effect on the Company’s operations and financial statements, and therefore, the results of operations of the Commercial Business are classified as discontinued operations in the Company’s Condensed Consolidated Statements of Operations for the periods presented.
As the agreed upon sale price was substantially higher than the carrying value of the Commercial Business, the Company did not record any impairment or adjustments when recognizing the disposal group at the lower of its carrying amount or fair value less cost to sell.
As discussed in Note 3 “Segment Information,” the Commercial Business was previously reflected in the Commercial reportable segment.
On October 2, 2023, the Company completed the Commercial Divestiture, and received net proceeds of approximately $1,585 million, subject to certain customary post-closing adjustments as set forth in the Commercial Purchase Agreement. In addition, the Company will recognize a significant gain on sale, which will be recognized in income (loss) from discontinued operations during the fourth quarter of 2023.
The Company used a portion of the net proceeds to redeem approximately $1.3 billion of the Company’s first lien term loan facility due 2026 (the “First Lien Term Loan due 2026”). The Company intends to use the remaining net proceeds and cash on hand to redeem $500 million of the Company’s outstanding 5.250% First-Priority Senior Secured Notes due 2024 (the “First Lien Notes due 2024”) during the Company’s fourth quarter of 2023. Refer to Note 8 “Debt” for further discussion.
Refer to Note 13 “Net Income (Loss) per Share” for basic and diluted earnings per share information for discontinued operations.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following reconciliations represent the major classes of line items of the Commercial Business within the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations and certain information within the Condensed Consolidated Statements of Cash Flows for the periods presented.
Balance Sheet Information

(in thousands)	September 30, 2023	December 31, 2022
Assets
Accounts receivable, net	$254,787	$262,757
Inventories, net	102,927	104,139
Work-in-progress	48,106	68,782
Prepaid expenses and other current assets	42,012	34,245
Total current assets of discontinued operations held for sale	447,832	469,923
Property and equipment, net	76,843	69,777
Subscriber system assets, net	138,087	142,763
Intangible assets, net	151,287	164,783
Goodwill	336,589	336,589
Deferred subscriber acquisition costs, net	89,762	88,966
Other assets	82,196	82,636
Total assets of discontinued operations held for sale	$1,322,596	$1,355,437
Liabilities
Current maturities of long-term debt	$18,372	$14,293
Accounts payable	77,631	68,855
Deferred revenue	108,123	92,784
Accrued expenses and other current liabilities	107,535	123,041
Total current liabilities of discontinued operations held for sale	311,661	298,973
Long-term debt	11,418	9,952
Deferred subscriber acquisition revenue	63,075	64,605
Other liabilities	32,468	31,713
Total liabilities of discontinued operations held for sale	$418,622	$405,243

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Statements of Operations Information

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Revenue	$351,400	$314,298	$1,033,962	$898,864
Cost of revenue	233,204	215,665	688,305	616,644
Selling, general, and administrative expenses	72,601	65,054	213,113	195,444
Depreciation and intangible asset amortization	(3,186)	18,915	37,691	58,205
Other income and expense items	8,814	1,792	19,222	2,506
Income (loss) from discontinued operations before income taxes	39,967	12,872	75,631	26,065
Income tax benefit (expense)	(105,539)	(5,006)	(38,740)	(8,848)
Income (loss) from discontinued operations, net of tax	$(65,572)	$7,866	$36,891	$17,217
Cash Flow Information

	Nine Months Ended September 30,
(in thousands)	2023	2022
Depreciation and intangible asset amortization	$37,691	$58,205
Share-based compensation expense	$11,699	$9,661
Subscriber system asset expenditures	$8,902	$23,725
Purchases of property and equipment	$4,399	$3,378
Transition Services Agreement
In connection with the Commercial Divestiture, the Company entered into a Transition Services Agreement (the “TSA”), pursuant to which the Company and the Commercial Business will provide certain transitional services relating to ongoing support and other administrative functions to each other for a transitional period of up to 24 months after the closing of the Commercial Divestiture. TSA fees charged to the Commercial Business represent charges for internal labor as well as certain third-party costs identified in connection with providing such services. Income from the TSA will be recognized in other income (expense), and expenses incurred by the Company to support the transition will be recorded based on the nature of the expense.
ADT Brand License and Intellectual Property (“IP”) Rights
The Company and GTCR entered into an agreement granting GTCR a license to continue to use the ADT brand and other Company trademarks for a period of twelve months to transition from Company branding (the “Brand License”). The Company has also agreed to a covenant not to assert a claim against GTCR for infringement of Company's patents as of the Commercial Divestiture for products and services that were used in the Commercial Business prior to the Commercial Divestiture, and has provided GTCR with a paid-up, irrevocable, non-assignable (with limited exceptions) license to continue to use certain software and other Company IP in the same manner.
Other Divestitures
During the three months ended September 30, 2023, the Company entered into an Asset Purchase Agreement to sell substantially all of the assets and certain specified liabilities of its Vintage Security business (the “Vintage Security Divestiture”). As a result, the disposal group was classified as held for sale as of September 30, 2023, and the assets and liabilities of the Vintage Security business were reflected as held for sale in the Condensed Consolidated Balance Sheet as of September 30, 2023. The results of operations of the Vintage Security business are reflected in the CSB segment and did not meet the criteria to be presented as a discontinued operation. On October 2, 2023, the Company completed the Vintage Security Divestiture for net proceeds of approximately $36 million, subject to certain customary post-closing adjustments.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the nine months ended September 30, 2022, proceeds related to disposal activities totaled approximately $27 million, resulting in a gain on sale of approximately $10 million recognized in SG&A.
6.     EQUITY METHOD INVESTMENTS
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
As of September 30, 2023 and December 31, 2022, the Canopy Investment’s carrying amount was approximately $5 million and $7 million, respectively, and is presented in other assets. The balance primarily reflects the initial contribution, plus an additional investment of approximately $5 million during the first quarter of 2023, as well as the Company’s proportionate share of Canopy’s cumulative net earnings or losses.
Subsequent event - In October 2023, the Company began discussions with Ford to sell its shares in Canopy, in accordance with the terms of the agreement between the Company and Ford, which includes a put right under which the Company is entitled to recover its full equity investment in Canopy plus a premium. The sale of ADT’s equity investment in Canopy is expected to close by the first quarter of 2024, after which the Company will no longer hold an investment in Canopy.
7.     GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Changes in the carrying amounts of goodwill by reportable segment were as follows:

(in thousands)	CSB	Solar	Total
Balance as of December 31, 2022	$4,919,251	$511,176	$5,430,427
Acquisitions(1)	123	—	123
Impairment	—	(511,176)	(511,176)
Reclassification to held for sale(2)	(15,475)	—	(15,475)
Balance as of September 30, 2023	$4,903,899	$—	$4,903,899
________________
(1)    Includes the impact of measurement period adjustments which were not material during the nine months ended September 30, 2023.
(2)    Relates to the presentation of Vintage Security as held for sale as discussed in Note 5 “Divestitures.”
As of September 30, 2023 and December 31, 2022, the Company had accumulated goodwill impairment losses of $712 million and $201 million, respectively, associated with the Company’s Solar reporting unit.
Solar Goodwill Impairment
During the first and second quarters of 2023, the Company performed interim impairment quantitative assessments on the Solar reporting unit as a result of triggering events as of March 31, 2023 and June 30, 2023 and recorded goodwill impairment charges of $242 million and $181 million during the first and second quarters of 2023, respectively. These triggering events resulted from the then-current macroeconomic conditions, including the impact of rising interest rates, as well as ADT Solar’s continued underperformance of operating results in each quarter relative to expectations. As a result and as previously disclosed, the Solar reporting unit was considered at risk for future impairment following the impairments in the first and second quarters of 2023.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In addition, the Company concluded there was a triggering event as of September 30, 2023, related to its Solar reporting unit as a result of continued deterioration of industry conditions and macroeconomic decline, as well as the Company’s recent plan to significantly reduce the footprint of its Solar reporting unit, including certain existing underperforming branches and related headcount reductions. As a result, the Company determined that the remaining balance of goodwill was not recoverable and recorded a goodwill impairment charge of $88 million in the third quarter of 2023. Following the impairments during 2023, the balance of goodwill in the Solar reporting unit was zero. The Company also assessed the recoverability of other long-lived assets related to its Solar business, and impairment charges recorded were not material.
The fair value of the Solar reporting unit is estimated using the income approach, which includes significant assumptions such as forecasted revenue, Adjusted EBITDA margins, and discount rates, as well as other assumptions including operating expenses and cash flows. In developing these assumptions, the Company relies on various factors including operating results, business plans, economic projections, anticipated future cash flows, and other market data. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying judgments and factors may include such items as a prolonged downturn in the business environment, changes in economic conditions that significantly differ from the Company’s assumptions in timing or degree, volatility in equity and debt markets resulting in higher discount rates, and unexpected regulatory changes. There are inherent uncertainties related to these judgments and factors that may ultimately impact the estimated fair value determinations.
Other Intangible Assets

	September 30, 2023			December 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Contracts and related customer relationships	$5,370,644	$(2,812,359)	$2,558,285	$6,739,004	$(4,143,469)	$2,595,535
Dealer relationships	1,518,020	(598,333)	919,687	1,518,020	(538,801)	979,219
Other	209,773	(197,272)	12,501	212,773	(193,563)	19,210
Total definite-lived intangible assets	7,098,437	(3,607,964)	3,490,473	8,469,797	(4,875,833)	3,593,964

Indefinite-lived intangible assets:
Trade name	1,333,000	—	1,333,000	1,333,000	—	1,333,000
Intangible assets	$8,431,437	$(3,607,964)	$4,823,473	$9,802,797	$(4,875,833)	$4,926,964

The change in the net carrying amount of contracts and related customer relationships during the period was as follows:

(in thousands)
Balance as of December 31, 2022	$2,595,535
Customer contract additions, net of dealer charge-backs(1)	363,540
Amortization	(400,790)
Balance as of September 30, 2023	$2,558,285
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Definite-Lived Intangible Asset Amortization Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Definite-lived intangible asset amortization expense	$143,243	$209,370	$466,886	$700,489
8.     DEBT
The Company’s debt is comprised of the following (in thousands):

Description	Issued	Maturity	Interest Rate(1)	Interest Payable	September 30, 2023	December 31, 2022
First Lien Term Loan due 2026	9/23/2019	9/23/2026	Term SOFR +2.75%	Quarterly	$2,709,428	$2,730,269
Term Loan A Facility	3/14/2023	3/14/2028	Term SOFR +2.25%	Quarterly	633,750	—
First Lien Notes due 2024	4/4/2019	4/15/2024	5.250%	2/15 and 8/15	600,000	750,000
First Lien Notes due 2026	4/4/2019	4/15/2026	5.750%	3/15 and 9/15	1,350,000	1,350,000
First Lien Notes due 2027	8/20/2020	8/31/2027	3.375%	6/15 and 12/15	1,000,000	1,000,000
First Lien Notes due 2029	7/29/2021	8/1/2029	4.125%	2/1 and 8/1	1,000,000	1,000,000
ADT Notes due 2023	1/14/2013	6/15/2023	4.125%	6/15 and 12/15	—	700,000
ADT Notes due 2032	5/2/2016	7/15/2032	4.875%	1/15 and 7/15	728,016	728,016
ADT Notes due 2042	7/5/2012	7/15/2042	4.875%	1/15 and 7/15	21,896	21,896
Second Lien Notes due 2028	1/28/2020	1/15/2028	6.250%	1/15 and 7/15	1,300,000	1,300,000
2020 Receivables Facility	3/5/2020	8/20/2028	Various	Monthly	423,047	354,741
Other debt(2)					839	2,446
Total debt principal, excluding finance leases					9,766,976	9,937,368
Plus: Finance lease liabilities(3)					88,476	70,643
Less: Unamortized debt discount, net					(10,957)	(13,415)
Less: Unamortized deferred financing costs					(46,657)	(50,896)
Less: Unamortized purchase accounting fair value adjustment and other					(130,137)	(139,357)
Total debt					9,667,701	9,804,343
Less: Current maturities of long-term debt, net of unamortized debt discount					(835,292)	(857,624)
Long-term debt					$8,832,409	$8,946,719
_________________
(1)    Interest rate as of September 30, 2023. During June 2023, the Secured Overnight Financing Rate (“SOFR”) replaced the forward London Interbank Offered Rate (“LIBOR”) as the applicable benchmark rate for all remaining existing and future issuances of the Company’s debt instruments with a variable rate component. Interest on the 2020 Receivables Facility is primarily based on SOFR +0.95% and Cost of Funds (“COF”) +0.85%.
(2)    Other debt primarily consists of vehicle loans at various interest rates and maturities.
(3)    Refer to Note 15 “Leases” for additional information regarding the Company’s finance leases.
As of September 30, 2023, the Company was in compliance with all financial covenant and other maintenance tests for all of its debt obligations.
Significant changes in the Company’s debt during the nine months ended September 30, 2023 were as follows:
First Lien Credit Agreement
The Company’s first lien credit agreement, dated as of July 1, 2015 (together with subsequent amendments and restatements, the “First Lien Credit Agreement”), contains the First Lien Term Loan due 2026 and the First Lien Revolving Credit Facility.
During the nine months ended September 30, 2023, there were no borrowings under the First Lien Revolving Credit Facility; and as of September 30, 2023, the Company had $575 million in available borrowing capacity.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the nine months ended September 30, 2022, the Company borrowed $480 million and repaid $505 million under its First Lien Revolving Credit Facility.
Subsequent Event - In October 2023, the Company redeemed approximately $1.3 billion of the First Lien Term Loan due 2026 using net proceeds from the Commercial Divestiture.
Further, the Company refinanced the remaining outstanding balance of the First Lien Term Loan due 2026 with a new $1,375 million 7-year term loan B due 2030 (the “First Lien Term Loan B due 2030”) through an amendment to the existing First Lien Credit Agreement.
The First Lien Term Loan B due 2030 requires scheduled quarterly amortization payments, commencing on March 31, 2024, equal to 0.25% of the original principal amount of the First Lien Term Loan B due 2030, with the remaining balance payable at maturity. The Company may make voluntary prepayments on the First Lien Term Loan B due 2030 at any time prior to maturity at par, subject to a 1.00% prepayment premium in the event of certain specified refinancing events at any time during the first six months after the Closing Date. The First Lien Term Loan B due 2030 bears interest at a rate equal to, at the Company’s option, either (a) a term SOFR rate (“Term SOFR”) with a floor of zero or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50% per annum, (ii) the rate of interest per annum last quoted by The Wall Street Journal as the “Prime Rate” in the United States and (iii) the one-month adjusted term SOFR plus 1.00% per annum (“Base Rate”), in each case, plus an applicable margin of 2.50% per annum for Term SOFR loans and 1.50% per annum for Base Rate loans. The Company has elected the Term SOFR alternative to apply to borrowings of the First Lien Term Loan B due 2030.
Other than as described above, the First Lien Term Loan B due 2030 continues to have the same terms as provided under the existing First Lien Credit Agreement.
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
First Lien Notes due 2024 Partial Redemption
On May 2, 2023, the Company redeemed $150 million principal amount of the $750 million outstanding First Lien Notes due 2024 for a redemption price of $150 million, excluding accrued and unpaid interest, using cash on hand. Loss on extinguishment of debt was not material.
Subsequent Event - In October 2023, the Company issued a notice of redemption to redeem approximately $500 million principal amount of the outstanding First Lien Notes due 2024 by the end of 2023 using remaining net proceeds from the Commercial Divestiture and cash on hand.
2020 Receivables Facility
Under the 2020 Receivables Facility, the Company obtains financing by selling or contributing certain retail installment contract receivables to the Company’s wholly-owned consolidated bankruptcy-remote special purpose entity (“SPE”), which then grants a security interest in those retail installment contract receivables as collateral for cash borrowings.
In March 2023, the Company amended the agreement governing the 2020 Receivables Facility, pursuant to which, among other things, the borrowing capacity was increased from $400 million to $500 million and the uncommitted revolving period was extended from May 2023 to March 2024.
As of September 30, 2023, the Company had an uncommitted available borrowing capacity under the 2020 Receivables Facility of approximately $77 million.
The 2020 Receivables Facility did not have a material impact to the Condensed Consolidated Statements of Operations during the periods presented.
Variable Interest Entity
The SPE meets the definition of a VIE for which the Company is the primary beneficiary as it has the power to direct the SPE’s activities and the obligation to absorb losses or the right to receive benefits of the SPE. As such, the Company consolidates the SPE’s assets, liabilities, and financial results of operations.
The SPE’s assets and liabilities primarily consist of a portion of the Company’s unbilled retail installment contract receivables, net, as discussed in Note 2 “Revenue and Receivables,” and borrowings under the 2020 Receivables Facility, as presented above.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
As of September 30, 2023, we have not borrowed any amounts under the Solar Receivable Facility.
9.     DERIVATIVE FINANCIAL INSTRUMENTS
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
Interest Rate Swaps:
During the nine months ended September 30, 2023, the Company entered into floating-to-fixed interest rate swaps with an aggregate notional amount of $300 million to partially hedge the Term Loan A Facility.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of September 30, 2023, the Company’s interest rate swaps consisted of the following (in thousands):

Execution	Maturity	Designation	Notional Amount
October 2019	September 2026	Not designated	$2,800,000
March 2023	March 2028	Not designated	$100,000
April 2023	March 2028	Not designated	$200,000
Classification and Fair Value of Interest Rate Swaps:

(in thousands)	September 30, 2023	December 31, 2022
Prepaid expenses and other current assets	$94,579	$78,110
Other assets	127,413	105,405
Fair value of interest rate swaps - net asset (liability)	$221,992	$183,515
Unrealized Gain (Loss) on Interest Rate Swaps:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Gain (loss) included in interest expense, net	$16,380	$108,041	$38,477	$312,603
Cash Flow Hedges Reclassifications out of AOCI:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Interest expense, net	$30,008	$5,389	$40,186	$28,656
Income tax (benefit) expense	$(7,245)	$(1,301)	$(9,702)	$(6,915)
During the nine months ended September 30, 2023, the Company recorded an additional $25 million to interest expense, net associated with the reclassification from AOCI of historical losses related to certain interest rate swaps for which the Company previously applied hedge accounting but for which the cash flows are probable of not occurring as a result of the partial redemption of the Company’s First Lien Term Loan due 2026 in October 2023, as discussed in Note 8 “Debt”.
As of September 30, 2023 and December 31, 2022, AOCI, net of tax, related to previously designated cash flow hedges was $15 million and $46 million, respectively.
As of September 30, 2023, AOCI associated with previously designated cash flow hedges that is estimated to be reclassified to interest expense, net, within the next twelve months is not material.
10.     INCOME TAXES
Unrecognized Tax Benefits
The Company’s unrecognized tax benefits relate to tax years that remain subject to audit by the taxing authorities in the U.S. federal, state and local, and foreign jurisdictions. During the nine months ended September 30, 2023, the Company did not have a material change to its unrecognized tax benefits. Based on the current status of its income tax audits, the Company does not believe a significant portion of its unrecognized tax benefits will be resolved in the next twelve months.
Effective Tax Rate
The effective tax rate can vary from period to period due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as changes in the overall state tax rate. The discussion below is based on the continuing operations of the Company.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company’s income tax benefit (expense) for the three months ended September 30, 2023 was $(39) million, resulting in an effective tax rate for the period of 186.5%. The effective tax rate primarily represents the federal statutory rate of 21.0%, a state statutory tax rate, net of federal benefits, of 34.0%, and unfavorable impacts related to the Solar goodwill impairment, non-deductible executive compensation, non-U.S. earnings, and other items, partially offset by favorable impacts from federal tax credits, impacts from dispositions and acquisitions, and losses from equity method investee and other items.
The Company’s income tax benefit (expense) for the three months ended September 30, 2022 was $16 million, resulting in an effective tax rate for the period of 8.6%. The effective tax rate primarily represents the federal statutory rate of 21.0%, a state statutory tax rate, net of federal benefits, of 6.0%, and favorable impacts from research and development (“R&D”) credits and other items, partially offset by an unfavorable impact related to the fair value adjustment of the Forward Contract.
The Company’s income tax benefit (expense) for the nine months ended September 30, 2023 was $12 million, resulting in an effective tax rate for the period of 8.0%. The effective tax rate primarily represents the federal statutory rate of 21.0%, a state statutory tax rate, net of federal benefits, of 21.4%, and unfavorable impacts related to the Solar goodwill impairment, non-deductible executive compensation, and non-U.S. earnings and other items, partially offset by favorable impacts from federal tax credits, losses from equity method investee, impacts from dispositions and acquisitions and other items.
The Company’s income tax benefit (expense) for the nine months ended September 30, 2022 was $(38) million, resulting in an effective tax rate for the period of 749.5%. The effective tax rate primarily represents the federal statutory tax rate of 21.0%, a state statutory tax rate, net of federal benefits, of 5.1%, as well as unfavorable impacts related to the fair value adjustment of the Forward Contract, prior year return adjustments, and other items, partially offset by favorable impacts from R&D credits, changes in the Company’s valuation allowances, legislative changes, and other items.
11.     EQUITY
Common Stock and Class B Common Stock
The Company has two classes of common stock, including common stock (“Common Stock”) and Class B common stock (“Class B Common Stock”).
During the nine months ended September 30, 2023, shares issued resulted from the vesting of restricted stock units (“RSUs”) and stock option exercises related to share-based compensation awards.
Dividends

(in thousands, except per share data)			Common Stock		Class B Common Stock
Declaration Date	Record Date	Payment Date	Per Share	Aggregate	Per Share	Aggregate
Nine Months Ended September 30, 2023
2/28/2023	3/16/2023	4/4/2023	$0.035	$30,342	$0.035	$1,916
5/2/2023	6/15/2023	7/6/2023	0.035	30,256	0.035	1,916
8/8/2023	9/15/2023	10/4/2023	0.035	30,405	0.035	1,916
		Total	$0.105	$91,003	$0.105	$5,748

Nine Months Ended September 30, 2022
3/1/2022	3/17/2022	4/4/2022	$0.035	$29,842	$0.035	$1,916
5/5/2022	6/16/2022	7/5/2022	0.035	30,028	0.035	1,916
8/4/2022	9/15/2022	10/4/2022	0.035	30,112	0.035	1,916
		Total	$0.105	$89,982	$0.105	$5,748
Subsequent Event - On November 2, 2023, the Company announced a dividend of $0.035 per share to holders of Common Stock and Class B Common Stock of record on December 14, 2023, which will be paid on January 9, 2024.
Accumulated Other Comprehensive Income (Loss)
Refer to Note 9 “Derivative Financial Instruments” for AOCI reclassifications associated with cash flow hedges. There were no other material reclassifications out of AOCI.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12.     SHARE-BASED COMPENSATION
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
Share-based compensation expense included in discontinued operations was approximately $6 million and $12 million during the three and nine months ended September 30, 2023, respectively, and approximately $3 million and $10 million during the three and nine months ended September 30, 2022, respectively.
13.     NET INCOME (LOSS) PER SHARE
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

	Three Months Ended September 30,		Nine Months Ended September 30,
in thousands, except per share amounts	2023	2022	2023	2022
Allocation of income (loss) from continuing operations - basic	$(19,424)	$(158,877)	$(140,750)	$(33,141)
Dilutive effect (including conversion of Class B Common Stock)	—	—	—	—
Allocation of income (loss) from continuing operations - diluted	$(19,424)	$(158,877)	$(140,750)	$(33,141)

Allocation of income (loss) from discontinued operations, net of tax - basic	$(61,637)	$7,390	$34,675	$16,172
Dilutive effect (including conversion of Class B Common Stock)	—	—	—	—
Allocation of income (loss) from discontinued operations, net of tax - diluted	$(61,637)	$7,390	$34,675	$16,172

Weighted-average shares outstanding - basic	857,423	850,230	856,446	847,456
Dilutive effect (including conversion of Class B Common Stock)(1)	—	—	—	—
Weighted-average shares outstanding - diluted	857,423	850,230	856,446	847,456

Income (loss) from continuing operations per share - basic	$(0.02)	$(0.19)	$(0.16)	$(0.04)
Income (loss) from continuing operations per share - diluted	$(0.02)	$(0.19)	$(0.16)	$(0.04)

Income (loss) per share from discontinued operations, net of tax - basic	$(0.07)	$0.01	$0.04	$0.02
Income (loss) per share from discontinued operations, net of tax - diluted	$(0.07)	$0.01	$0.04	$0.02
_________________
(1)    During the three and nine months ended September 30, 2023 and September 30, 2022, all potential shares of Common Stock that would be dilutive were excluded from the diluted earnings per share calculations because their effects would have been anti-dilutive.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Class B Common Stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
in thousands, except per share amounts	2023	2022	2023	2022
Allocation of net income (loss) from continuing operations - basic	$(1,241)	$(10,238)	$(9,004)	$(2,163)
Dilutive effect	—	—	—	—
Allocation of net income (loss) from continuing operations - diluted	$(1,241)	$(10,238)	$(9,004)	$(2,163)

Allocation of income (loss) from discontinued operations, net of tax - basic	$(3,935)	$476	$2,216	$1,045
Dilutive effect	—	—	—	—
Allocation of income (loss) from discontinued operations, net of tax - diluted	$(3,935)	$476	$2,216	$1,045

Weighted-average shares outstanding - basic	54,745	54,745	54,745	54,745
Dilutive effect(1)	—	—	—	—
Weighted-average shares outstanding - diluted	54,745	54,745	54,745	54,745

Net income (loss) from continuing operations per share - basic	$(0.02)	$(0.19)	$(0.16)	$(0.04)
Net income (loss) from continuing operations per share - diluted	$(0.02)	$(0.19)	$(0.16)	$(0.04)

Income (loss) per share from discontinued operations, net of tax - basic	$(0.07)	$0.01	$0.04	$0.02
Income (loss) per share from discontinued operations, net of tax - diluted	$(0.07)	$0.01	$0.04	$0.02
________________
(1)    There were no potential shares of Class B Common Stock during the periods presented.
14.     COMMITMENTS AND CONTINGENCIES
Contractual Obligations
There have been no significant changes to the Company’s contractual obligations as compared to December 31, 2022, except as discussed below:
Repurchase of Solar Loans
As of September 30, 2023, the liability related to certain loans provided to customers within the Company’s Solar business that the Company may be required to repurchase from third party lenders was approximately $16 million. This liability is partially offset by a net receivable of $6 million related to the amount the Company ultimately expects to recover from any loans required to be repurchased, either through ongoing loan payments from the customer or proceeds from subsequent resale of the loans.
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
During the three and nine months ended September 30, 2023, $27.5 million and $40 million, respectively, of the Google Success Funds were reimbursed to the Company for certain joint marketing expenses incurred by the Company.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Guarantees
In the normal course of business, the Company is liable for contract completion and product performance. The Company’s guarantees primarily relate to standby letters of credit related to its insurance programs and totaled $79 million and $93 million as of September 30, 2023 and December 31, 2022, respectively. The Company does not believe such obligations will materially affect its financial position, results of operations, or cash flows.
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
As of September 30, 2023 and December 31, 2022, the Company’s accrual for ongoing claims and lawsuits within the scope of an insurance program totaled $110 million and $90 million, respectively. The Company’s accrual related to ongoing claims and lawsuits not within the scope of an insurance program is not material.
15.     LEASES
Company as Lessee
As part of normal operations, the Company leases real estate, vehicles, and equipment.
Right-of-Use Assets and Lease Liabilities:

(in thousands)			September 30, 2023	December 31, 2022
Presentation and Classification:
Operating	Current	Prepaid expenses and other current assets	$97	$121
Operating	Non-current	Other assets	86,876	93,057
Finance	Non-current	Property and equipment, net(1)	82,275	66,704
Total right-of-use assets			$169,248	$159,882

Operating	Current	Accrued expenses and other current liabilities	$16,006	$20,741
Finance	Current	Current maturities of long-term debt	43,414	34,219
Operating	Non-current	Other liabilities	78,928	85,249
Finance	Non-current	Long-term debt	45,062	36,424
Total lease liabilities			$183,410	$176,633
_________________
(1)Finance right-of-use assets are recorded net of accumulated depreciation, which was approximately $68 million and $61 million as of September 30, 2023 and December 31, 2022, respectively.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Lease Cost:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Operating lease cost	$8,568	$5,742	$24,414	$25,329
Finance lease cost:
Amortization of right-of-use assets	6,611	5,079	17,422	14,181
Interest on lease liabilities	1,026	694	2,544	1,935
Variable lease costs	9,759	15,764	36,002	50,200
Total lease cost	$25,964	$27,279	$80,382	$91,645
Right-of-Use Assets Obtained in Exchange for Lease Obligations(1):

	Nine Months Ended September 30,
(in thousands)	2023	2022
Operating leases	$28,786	$40,400
Finance leases	$62,203	$37,275
_________________
(1)Includes both continuing and discontinued operations.
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Additionally at the Closing, the Company received $100 million of the Opportunity Fund, which will be restricted until such time as the Company uses the funds in accordance with the State Farm Development Agreement. The Company’s use of the funds is also subject to approval by State Farm.
As of September 30, 2023 and December 31, 2022, the balance in the Opportunity Fund was approximately $97 million and $101 million, respectively, and includes payments of $6 million partially offset by interest earned during 2023.
Sunlight Financial LLC
ADT Solar uses Sunlight Financial LLC (“Sunlight”), an entity affiliated with Apollo, to access certain loan products for ADT Solar customers, as discussed in Note 2 “Revenue and Receivables.”
During the three and nine months ended September 30, 2023, total loans funded by Sunlight were approximately $9 million and $71 million, respectively, and the Company incurred financing fees of approximately $2 million and $11 million, respectively.
During the three and nine months ended September 30, 2022, total loans funded by Sunlight were approximately $116 million and $359 million, respectively, and the Company incurred financing fees of approximately $14 million and $44 million, respectively.
As of September 30, 2023, the Company may be required to repurchase loans previously funded by Sunlight in the amount of approximately $10 million.
Rackspace
During October 2020, the Company entered into a master services agreement with Rackspace US, Inc. (“Rackspace”), an entity affiliated with Apollo, for the provision of cloud storage, equipment, and services to facilitate the implementation of the Company’s cloud migration strategy for certain applications.
The master services agreement included a minimum purchase commitment of $50 million over a seven year term, which the Company has met through spend with Rackspace as well as other parties. During the nine months ended September 30, 2023 and 2022, fees incurred to Rackspace were not material.
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
•Non-GAAP Measures
•Liquidity and Capital Resources
•Critical Accounting Estimates
•Cautionary Statements Regarding Forward-Looking Statements
BUSINESS AND BASIS OF PRESENTATION
Our Business
ADT Inc., together with its wholly-owned subsidiaries (collectively, the “Company,” “we,” “our,” “us,” and “ADT”), provides security, interactive, and smart home solutions to consumer and small business customers, as well as residential solar and energy storage solutions, in the U.S. As discussed in Note 1 “Description of Business and Summary of Significant Accounting Policies,” we divested our Commercial Business on October 2, 2023.
As of September 30, 2023, we served approximately 6.4 million security monitoring service subscribers, excluding commercial subscribers that were part of the Commercial Divestiture.
Our mission is to empower people to protect and connect what matters most with safe, smart, and sustainable solutions, delivered through innovative offerings, unrivaled safety, and a premium experience because we believe that everyone deserves to feel safe.
Basis of Presentation
As of the third quarter of 2023, and following the Commercial Divestiture, we report financial and operating information for our two segments: CSB and Solar. All financial information presented in this section has been prepared in U.S. dollars in accordance with GAAP, excluding our non-GAAP measures, and includes the accounts of ADT Inc. and its wholly-owned subsidiaries. All intercompany transactions have been eliminated.
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

Business Updates
Google
During the first quarter of 2023, we introduced our new ADT+ app for our self-setup line of do-it-yourself (“DIY”) smart home security products, including Google Nest offerings. We expect to introduce our ADT+ app for professional installations through a phased rollout in the fourth quarter along with a new interactive platform and hardware lineup.
During the three and nine months ended September 30, 2023, $15 million and $40 million, respectively of the first tranche of the Google Success Funds were approved for reimbursement to the Company for Google’s portion of certain joint marketing expenses incurred by us, and we received cash of $27.5 million and $40 million, respectively.
Refer to Note 14 “Commitments and Contingencies” for further information on the Google Commercial Agreement.
State Farm
In connection with the State Farm Development Agreement, State Farm committed up to $300 million to an Opportunity Fund, of which we received $100 million upon closing of the transaction.
Refer to Note 16 “Related Party Transactions” for further information on the State Farm Strategic Investment.
Commercial Divestiture
As discussed in Note 1 “Description of Business and Summary of Significant Accounting Policies” and Note 5 “Divestitures,” on October 2, 2023, GTCR acquired all of the issued and outstanding equity interests of the entities comprising our Commercial Business for a total purchase price of approximately $1,613 million in cash, subject to certain customary adjustments as set forth in the Commercial Purchase Agreement and received net proceeds of approximately $1,585 million.
The results of the Commercial Business are reported as a discontinued operation for current and historical periods through the date of sale. Additionally, the cash flows and comprehensive income (loss) of the Commercial Business have not been segregated and are included in the interim Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Comprehensive Income (Loss), respectively, for all periods presented.
The Company’s reported operating metrics, gross customer revenue attrition and recurring monthly revenue (as defined and discussed below), have been presented for the current period and recast for prior periods to reflect only the CSB segment.
As discussed in Note 8 “Debt,” in October 2023, we used a portion of the net proceeds from the Commercial Transaction to redeem approximately $1.3 billion of the First Lien Term Loan due 2026. The remaining net proceeds along with cash on hand are expected to be used for debt redemption and repayments of the First Lien Notes due 2024 during the fourth quarter of 2023, which will reduce future cash interest payments accordingly.
Beginning in the fourth quarter of 2023, income expected to be received in connection with the TSA will be recognized in other income (expense). The expenses expected to be incurred by the Company to support the transition will be recorded based on the nature of the expense.
We expect to record a significant gain on the sale, which will be recognized in income (loss) from discontinued operations, net of tax during the fourth quarter of 2023.
Further, we expect to utilize a significant portion of our existing net operating losses (“NOLs”) to offset an expected gain in connection with the sale of the Commercial Business. We believe that we will utilize our remaining NOLs during 2024. Thereafter, without additional NOLs, we expect to begin paying federal cash taxes as such taxes are incurred.
Unless otherwise noted, our results of operations discussed below relate to continuing operations and will be impacted by the Commercial Divestiture.
Solar Restructuring
On November 2, 2023, the Company announced a plan to close a significant number of branches that operate our Solar business along with the associated headcount reductions as a result of continued macroeconomic and industry pressures and the continued underperformance of the Solar business.

In addition, the Company concluded there was a triggering event as of September 30, 2023, related to its Solar reporting unit as a result of continued deterioration of industry conditions and macroeconomic decline, as well as the Company’s recent plan to significantly reduce the footprint of its Solar reporting unit. As a result, the Company determined that the remaining balance of goodwill was not recoverable and recorded a goodwill impairment charge of $88 million in the third quarter of 2023. Following the impairments during 2023, the balance of goodwill in the Solar reporting unit was zero. The Company also assessed the recoverability of other long-lived assets related to its Solar business, and impairment charges recorded were not material. In addition, we expect to incur severance and other costs in connection with these current plans, which we do not expect to be material.
FACTORS AFFECTING OPERATING RESULTS
The factors described herein could have a material adverse effect on our business, financial condition, results of operations, cash flows, and key performance indicators.
Generally, a significant upfront investment is required to acquire new CSB subscribers that in turn provide ongoing and predictable recurring revenue generated from our monitoring services and other subscriber-based offerings. Although the economics of an installation may vary depending on the customer type, acquisition channel, and product offering, we generally achieve revenue break-even in less than two and a half years.
Our CSB results are impacted by the mix of transactions under a Company-owned equipment model versus a customer-owned equipment model (referred to as outright sales), as there are different accounting treatments applicable to each model, as well as the mix, price, and type of offerings sold. As we continue to build our partnership with Google, introduce new or enhance our current offerings, and refine our go-to-market approach, we expect to see a shift toward an increasing proportion of outright sales transactions, which will impact results in future periods when those changes occur. We also expect an increase in the proportion of ADT self set-up customers, which typically have lower monthly recurring fees than our professional installations but will allow us to grow our subscriber base through access to the fast-growing do-it-yourself (“DIY”) market.
Additionally, in our Solar business, we are exploring options for our customers seeking greater flexibility and accessibility in their rooftop solar financing. For example, during the third quarter of 2023, we entered into an agreement with SunPower Financial to offer lease and power purchase agreement (“PPA”) financing options to new Solar customers.
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
We may experience an increase in costs associated with factors such as (i) offering a wider variety of products and services; (ii) providing a greater mix of interactive and smart home solutions; (iii) replacing or upgrading certain system components or technology due to technological advancements, cybersecurity upgrades, or otherwise; (iv) supply chain disruptions; (v) inflationary pressures on costs such as materials, labor, and fuel; and (vi) other changes in prices, interest rates, or terms from our suppliers, vendors, or third-party lenders. Changes in interest rates or terms from third-party lenders that provide loan products to our Solar customers are impacted by factors such as the Federal Reserve increasing the risk-free interest rate or other developments in the financial markets, and we expect these third-party costs to continue to increase in future periods. Refer to Note 7 “Goodwill and Other Intangible Assets” and Critical Accounting Estimates below for further discussion.
New customer additions and customer attrition have a direct impact on our financial results, including revenue, operating income, and cash flows. A portion of our recurring customer base can be expected to cancel its service each year as customers may choose to terminate or not to renew their contracts for a variety of reasons, including relocation, cost, loss to competition, or service issues. Relocations are sensitive to changes in the residential housing market, and fewer relocations generally lead to improvements in gross customer revenue attrition, but fewer new customer additions. Additionally, non-payment disconnects generally increase in a weaker macroeconomic environment. During 2022 and through the third quarter of 2023, we experienced fewer relocation disconnects and higher non-pay disconnects largely related to housing market conditions and the weaker macroeconomic environment. We may continue to experience fluctuations in these or other trends in the future as changes in the general macroeconomic environment or housing market develop.
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
RMR
RMR is generated by contractual recurring fees for monitoring and other recurring services provided to our CSB customers, including contracts monitored but not owned.
We use RMR to evaluate our overall sales, installation, and retention performance. Additionally, we believe the presentation of RMR is useful to investors because it measures the volume of revenue under contract at a given point in time, which is useful for forecasting future revenue performance as the majority of our revenue comes from recurring sources.
Gross Customer Revenue Attrition
Gross customer revenue attrition for our CSB segment is defined as RMR lost as a result of customer attrition, net of dealer charge-backs and reinstated customers, excluding contracts monitored but not owned and self-setup/DIY customers. Customer sites are considered canceled when all services are terminated. Dealer charge-backs represent customer cancellations charged back to the dealers because the customer canceled service during the charge-back period, which is generally thirteen months.
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
We use gross customer revenue attrition to evaluate our CSB retention and customer satisfaction performance, as well as evaluate subscriber trends by vintage year. Additionally, we believe the presentation of gross customer revenue attrition is useful to investors as it provides a means to evaluate drivers of customer attrition and the impact of retention initiatives.
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP measure. Our definition of Adjusted EBITDA, a reconciliation of Adjusted EBITDA to income (loss) from continuing operations (the most comparable GAAP measure), and additional information, including a description of the limitations relating to the use of Adjusted EBITDA, are provided under “—Non-GAAP Measures.”

RESULTS OF OPERATIONS

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except as otherwise indicated)	2023	2022	$ Change	2023	2022	$ Change
Revenue:
Monitoring and related services	$1,053,456	$1,021,811	$31,645	$3,125,344	$3,029,309	$96,035
Security installation, product, and other	126,417	88,829	37,588	355,082	235,506	119,576
Solar installation, product, and other	57,611	179,153	(121,542)	279,978	586,189	(306,211)
Total revenue	1,237,484	1,289,793	(52,309)	3,760,404	3,851,004	(90,600)
Cost of revenue (exclusive of depreciation and amortization shown separately below):
Monitoring and related services	148,533	137,243	11,290	452,809	445,720	7,089
Security installation, product, and other	38,863	27,176	11,687	113,921	66,993	46,928
Solar installation, product, and other	49,424	114,236	(64,812)	212,666	382,545	(169,879)
Total cost of revenue	236,820	278,655	(41,835)	779,396	895,258	(115,862)
Selling, general, and administrative expenses	395,600	415,373	(19,773)	1,159,088	1,254,401	(95,313)
Depreciation and intangible asset amortization	333,088	387,417	(54,329)	1,021,103	1,223,666	(202,563)
Merger, restructuring, integration, and other	16,296	4,745	11,551	42,339	1,165	41,174
Goodwill impairment	88,367	200,974	(112,607)	511,176	200,974	310,202
Operating income (loss)	167,313	2,629	164,684	247,302	275,540	(28,238)
Interest expense, net	(147,187)	(29,832)	(117,355)	(402,381)	(117,331)	(285,050)
Other income (expense)	661	(156,118)	156,779	(10)	(153,165)	153,155
Income (loss) from continuing operations before income taxes and equity in net earnings (losses) of equity method investee	20,787	(183,321)	204,108	(155,089)	5,044	(160,133)
Income tax benefit (expense)	(38,764)	15,800	(54,564)	12,438	(37,806)	50,244
Income (loss) from continuing operations before equity in net earnings (losses) of equity method investee	(17,977)	(167,521)	149,544	(142,651)	(32,762)	(109,889)
Equity in net earnings (losses) of equity method investee	(2,688)	(1,594)	(1,094)	(7,103)	(2,542)	(4,561)
Income (loss) from continuing operations	(20,665)	(169,115)	148,450	(149,754)	(35,304)	(114,450)
Income (loss) from discontinued operations, net of tax	(65,572)	7,866	(73,438)	36,891	17,217	19,674
Net income (loss)	$(86,237)	$(161,249)	$75,012	$(112,863)	$(18,087)	$(94,776)

Key Performance Indicators:(1)
RMR	$350,392	$339,648	$10,744	$350,392	$339,648	$10,744
Gross customer revenue attrition (percent)	12.9%	12.9%	N/A*	12.9%	12.9%	N/A*
Adjusted EBITDA(2)	$582,688	$583,164	$(476)	$1,765,545	$1,719,316	$46,229
_______________________
(1)Refer to the “—Key Performance Indicators” section for the definitions of these key performance indicators.
(2)Adjusted EBITDA is a non-GAAP measure. Refer to the “—Non-GAAP Measures” section for the definition of this term and a reconciliation to the most comparable GAAP measure.
*N/A — Not applicable.

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2023	2022	$ Change	2023	2022	$ Change
CSB:
Monitoring and related services	$1,053,456	$1,021,811	$31,645	$3,125,344	$3,029,309	$96,035
Security installation, product, and other	126,417	88,829	37,588	355,082	235,506	119,576
Total CSB	1,179,873	1,110,640	69,233	3,480,426	3,264,815	215,611

Solar:
Solar installation, product, and other	57,611	179,153	(121,542)	279,978	586,189	(306,211)
Total Solar	57,611	179,153	(121,542)	279,978	586,189	(306,211)

Total revenue	$1,237,484	$1,289,793	$(52,309)	$3,760,404	$3,851,004	$(90,600)
CSB:
During the three months ended September 30, 2023, the increases in revenue, as compared to the prior period, included:
•Monitoring and related services revenue (“M&S Revenue”): higher recurring revenue of $32 million primarily driven by an increase in average prices.
•Security installation, product, and other: (i) an increase in installation revenue of $22 million primarily driven by a higher volume of outright sales transactions and higher installation revenue per unit, as well as (ii) an increase in the amortization of deferred subscriber acquisition revenue of $16 million as a result of a higher population of existing customers under a Company-owned model.
During the nine months ended September 30, 2023, the increases in revenue, as compared to the prior period, included:
•M&S Revenue: higher recurring revenue of $96 million primarily driven by an increase in average prices.
•Security installation, product, and other: (i) an increase in installation revenue of $68 million primarily driven by a higher volume of outright sales transactions and higher installation revenue per unit, as well as (ii) an increase in the amortization of deferred subscriber acquisition revenue of $52 million as a result of a higher population of existing customers under a Company-owned model.
Solar:
During the three and nine months ended September 30, 2023, the decrease in revenue, as compared to the prior period, was primarily due to fewer sales and installations as a result of prior cost reduction efforts, delays in certain operational initiatives, and impacts from macroeconomic conditions, including higher interest rates.
In addition, the decrease in revenue for the nine months ended September 30, 2023 as compared to the prior period was impacted by the amortization of purchase accounting adjustments of $30 million related to a customer backlog intangible asset, which was recorded as a reduction to revenue during the first quarter of 2022.
In addition, future revenue in the segment may be impacted by the restructuring discussed above.
RMR and Gross Customer Revenue Attrition:
As of September 30, 2023, our ending RMR balance was $350 million, up $11 million or 3% compared to the prior period, primarily driven by an increase in average prices on new and existing subscribers.
Gross customer revenue attrition was 12.9% as of September 30, 2023, flat compared to September 30, 2022, reflecting a decrease in relocations, offset primarily by higher non-payment disconnects.

Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2023	2022	$ Change	2023	2022	$ Change
CSB:
Monitoring and related services	$148,533	$137,243	$11,290	$452,809	$445,720	$7,089
Security installation, product, and other	38,863	27,176	11,687	113,921	66,993	46,928
Total CSB	187,396	164,419	22,977	566,730	512,713	54,017

Solar:
Solar installation, product, and other	49,424	114,236	(64,812)	212,666	382,545	(169,879)
Total Solar	49,424	114,236	(64,812)	212,666	382,545	(169,879)

Total cost of revenue	$236,820	$278,655	$(41,835)	$779,396	$895,258	$(115,862)
CSB:
During the three and nine months ended September 30, 2023, cost of revenue, as compared to the prior period, included an increase in installation costs due to a higher volume of outright sales transactions.
Solar:
During the three and nine months ended September 30, 2023, the decrease in cost of revenue, as compared to the prior period, was primarily due to fewer sales and installations as discussed above.
Selling, General, and Administrative Expenses
During the three months ended September 30, 2023, the decrease in SG&A, as compared to the prior period, was primarily driven by:
•a decrease of $22 million in Solar, primarily due to recent cost reduction initiatives, and
•a decrease of $13 million in general and administrative expenses in CSB, partially offset by
•an increase of $14 million in the allowance for credit losses primarily related to residential customers.
During the nine months ended September 30, 2023, the decrease in SG&A, as compared to the prior period, was primarily driven by:
•a decrease of $86 million in Solar, primarily due to recent cost reduction initiatives,
•a decrease of $28 million in advertising costs, primarily due to utilization of a portion of the Google Success Funds, and
•a decrease of $26 million in general and administrative expenses in CSB primarily related to a legal settlement, partially offset by
•a decrease of $26 million in radio conversion costs due to the wind down of the replacement program,
•an increase of $38 million in selling costs primarily related to the amortization of deferred subscriber acquisition costs and commissions, and
•an increase of $32 million in the allowance for credit losses primarily related to residential customers.
Depreciation and Intangible Asset Amortization
During the three and nine months ended September 30, 2023, the decrease in depreciation and intangible asset amortization, as compared to the prior period, was primarily driven by a decrease in the amortization of customer relationship intangible assets of $65 million and $245 million, respectively, primarily related to certain assets acquired as part of the ADT Acquisition.
During the first quarter of 2023, the remaining customer relationship intangible assets acquired as part of the ADT Acquisition became fully amortized.

Merger, restructuring, integration, and other
During the three months ended September 30, 2023, the increase in merger, restructuring, integration, and other, as compared to the prior period, was driven by an increase in restructuring costs of approximately $7 million primarily related to severance benefits and third-party costs of approximately $4 million primarily related to the strategic optimization of our Solar business operations following the acquisition of ADT Solar.
During the nine months ended September 30, 2023, the increase in merger, restructuring, integration, and other, as compared to the prior period, was driven by increases in restructuring costs of approximately $19 million primarily related to severance benefits and third-party costs of approximately $18 million primarily related to the strategic optimization of our Solar business operations following the acquisition of ADT Solar.
Goodwill Impairment
During the three and nine months ended September 30, 2023, we recorded goodwill impairment charges associated with our Solar reporting unit of $88 million and $511 million, respectively, compared to $201 million during the three and nine months ended September 30, 2022. Refer to Note 1 “Description of Business and Summary of Significant Accounting Policies,” Note 7 “Goodwill and Other Intangible Assets,” and the section “—Critical Accounting Estimates” below for further discussion.
Interest Expense, net
During the three and nine months ended September 30, 2023, the increase in interest expense, net, as compared to the prior year period, was primarily driven by a decrease in unrealized gains of $92 million and $274 million, respectively on our interest rate swaps not designated as cash flow hedges. Additionally, during the three months ended September 30, 2023, we recorded $25 million of expense associated with the reclassification from AOCI of historical losses related to certain interest rate swaps as those cash flows are probable of not occurring as a result of the partial redemption of our First Lien Term Loan due 2026 in October 2023.
In addition, the increase in interest expense, net, included higher interest expense primarily related to our First Lien Term Loan due 2026 offset by interest rate swap settlements.
Other income (expense)
During the three and nine months ended September 30, 2022, other income (expense) primarily included the change in fair value of a contingent forward purchase contract related to the tender offer in connection with the State Farm Transaction of approximately $158 million.
Income Tax Benefit (Expense)
During the three and nine months ended September 30, 2023, income tax benefit (expense) impacted our annual effective tax rate primarily as a result of the Solar goodwill impairment charges.
Refer to Note 10 “Income Taxes” for details on our effective tax rate.
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
Beginning in the third quarter of 2023, the Company presented its Commercial Business as a discontinued operation. Prior periods have been recast to reflect the presentation of Adjusted EBITDA from continuing operations to conform with the current period presentation. In addition, certain costs previously reflected in the Commercial segment that do not qualify to be presented as discontinued operations are now reflected in the CSB segment.
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
We define Adjusted EBITDA as income or loss from continuing operations adjusted for (i) interest; (ii) taxes; (iii) depreciation and amortization, including depreciation of subscriber system assets and other fixed assets and amortization of dealer and other intangible assets; (iv) amortization of deferred costs and deferred revenue associated with subscriber acquisitions; (v) share-based compensation expense; (vi) merger, restructuring, integration, and other items such as separation costs; (vii) losses on extinguishment of debt; (viii) radio conversion costs, net; (ix) adjustments related to acquisitions, such as contingent consideration and purchase accounting adjustments, or dispositions; (x) impairment charges; and (xi) other income/gain or expense/loss items such as changes in fair value of certain financial instruments or financing and consent fees.
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

The table below reconciles Adjusted EBITDA to income (loss) from continuing operations:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2023	2022	$ Change	2023	2022	$ Change
Income (loss) from continuing operations	$(20,665)	$(169,115)	$148,450	$(149,754)	$(35,304)	$(114,450)
Interest expense, net	147,187	29,832	117,355	402,381	117,331	285,050
Income tax expense (benefit)	38,764	(15,800)	54,564	(12,438)	37,806	(50,244)
Depreciation and intangible asset amortization	333,088	387,417	(54,329)	1,021,103	1,223,666	(202,563)
Amortization of deferred subscriber acquisition costs	47,945	40,036	7,909	138,145	111,741	26,404
Amortization of deferred subscriber acquisition revenue	(77,471)	(61,530)	(15,941)	(220,779)	(169,048)	(51,731)
Share-based compensation expense	9,882	13,737	(3,855)	31,369	39,983	(8,614)
Merger, restructuring, integration, and other(1)	16,296	4,745	11,551	42,339	1,165	41,174
Goodwill impairment(2)	88,367	200,974	(112,607)	511,176	200,974	310,202
Change in fair value of financial instruments(3)	—	157,550	(157,550)	—	157,550	(157,550)
Non-cash acquisition-related adjustments and other, net(4)	(705)	(4,682)	3,977	2,003	33,452	(31,449)
Adjusted EBITDA (from continuing operations)	$582,688	$583,164	$(476)	$1,765,545	$1,719,316	$46,229
________________
(1)    During 2023, includes integration and third-party costs related to the strategic optimization of the Solar business operations following the ADT Solar acquisition, as well as restructuring costs.
(2)    Represents impairment charges associated with our Solar reporting unit. Refer to Note 1 “Description of Business and Summary of Significant Accounting Policies” and Note 7 “Goodwill and Other Intangible Assets.”
(3)    Represents the change in fair value of a contingent forward purchase contract associated with the State Farm Transaction.
(4)    Nine months ended September 30, 2022 primarily includes customer backlog intangible asset amortization related to the ADT Solar Acquisition of $30 million, which was fully amortized as of March 2022. The remaining balance primarily included ADT Solar purchase accounting adjustments and net radio conversion costs, offset by gain on sale of a business.
Adjusted EBITDA in total and by segment are set forth below. As noted above, Adjusted EBITDA is our segment profit measure pursuant to GAAP and is therefore not a non-GAAP financial measure with respect to our segments.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2023	2022	$ Change	2023	2022	$ Change
CSB	$623,446	$589,640	$33,806	$1,854,288	$1,723,785	$130,503
Solar	(40,758)	(6,476)	(34,282)	(88,743)	(4,469)	(84,274)
Adjusted EBITDA (from continuing operations)	$582,688	$583,164	$(476)	$1,765,545	$1,719,316	$46,229
The factors listed below exclude amounts that are outside of our definition of Adjusted EBITDA. Refer to the discussions above under “—Results of Operations” for further details.

CSB:
During the three months ended September 30, 2023, the increases, as compared to the prior periods, were primarily due to:
•higher M&S Revenue, net of the associated costs, of $26 million,
•lower general and administrative expenses of $13 million,
•and higher installation revenue, net of the associated costs and commissions, of $7 million,
•partially offset by higher provision for credit losses of $14 million.
During the nine months ended September 30, 2023, the increases, as compared to the prior periods, were primarily due to:
•higher M&S Revenue, net of the associated costs, of $106 million,
•lower advertising costs of $28 million,
•lower general and administrative expenses of $26 million,
•and higher installation revenue, net of the associated costs and commissions, of $11 million,
•partially offset by higher provision for credit losses of $32 million.
Solar:
During the three and nine months ended September 30, 2023, respectively, the decreases, as compared to the prior periods, were primarily due to:
•lower installation revenue, net of the associated costs and commissions, of $50 million and $154 million, partially offset by
•lower general and administrative expenses, of $26 million and $72 million.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and capital resources primarily consisted of the following:

(in thousands)	September 30, 2023
Cash and cash equivalents	$238,582
Restricted cash and restricted cash equivalents	$117,482
Availability under First Lien Revolving Credit Facility	$575,000
Uncommitted available borrowing capacity under 2020 Receivables Facility	$76,953
Uncommitted available borrowing capacity under Solar Receivables Facility	$300,000
Carrying amount of total debt outstanding	$9,667,701
Liquidity
We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our credit facilities, and the issuance of equity and/or debt securities as appropriate given market conditions. Our future cash needs are expected to include cash for operating activities including working capital, principal and interest payments on our debt, capital expenditures, potential dividend payments to our stockholders, and from time to time, strategic investments or other initiatives that we may undertake.
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
As of September 30, 2023, our next debt maturity will occur in April 2024 with respect to the remaining outstanding balance of $600 million of our First Lien Notes due 2024. We issued a notice to redeem approximately $500 million of the First Lien Notes due 2024 by the end of 2023 using the remaining net proceeds from the Commercial Divestiture and cash on hand, with the rest to be redeemed in 2024 prior to maturity.

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
Repurchase of Solar Loans
As of September 30, 2023, the liability related to certain loans provided to customers within our Solar business that we may be required to repurchase from third party lenders was approximately $16 million. This liability is partially offset by a net receivable of $6 million related to the amount we ultimately expect to recover from any loans required to be repurchased, either through ongoing loan payments from the customer or proceeds from subsequent resale of the loans.
Long-Term Debt
Significant changes and activity related to our long-term debt since our Amended 2022 Annual Report are discussed below. Refer to Note 8 “Debt” for further discussion on our debt agreements and activity.
First Lien Term Loan due 2026
In October 2023, the Company redeemed approximately $1.3 billion of the First Lien Term Loan due 2026 using net proceeds from the Commercial Divestiture.
Further, during October 2023, we refinanced the remaining outstanding balance of the First Lien Term Loan due 2026 with a new $1,375 million 7-year term loan B due 2030 (the “First Lien Term Loan B due 2030”) through an amendment to the existing First Lien Credit Agreement.
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
During 2023, we issued a notice to redeem $500 million principal amount of the outstanding First Lien Notes due 2024 by the end of 2023 using remaining net proceeds from the Commercial Divestiture and cash on hand.
2020 Receivables Facility
In March 2023, we amended the agreement governing the 2020 Receivables Facility, pursuant to which, among other things, the borrowing capacity was increased from $400 million to $500 million and the uncommitted revolving period was extended from May 2023 to March 2024.
During the nine months ended September 30, 2023, we received proceeds of $212 million and repaid $145 million, and as of September 30, 2023, the outstanding balance was $423 million.

Solar Receivables Facility
On August 2, 2023, we entered into the Solar Receivables Facility Financing Agreement to finance receivables generated by the installation of residential solar systems, which, among other things, provides for an uncommitted revolving loan facility in the aggregate principal amount of up to $300 million. As of September 30, 2023, we have not borrowed any amounts under the Solar Receivable Facility.
Debt Covenants
As of September 30, 2023, we were in compliance with all financial covenant and other maintenance tests for all our debt obligations. We do not believe there is a material risk of future noncompliance with our financial covenant and other maintenance tests.
Dividends
During the nine months ended September 30, 2023 and 2022, we declared aggregate dividends of $91 million ($0.035 per share) and $90 million ($0.035 per share) on our Common Stock, respectively, and $6 million ($0.035 per share) on our Class B Common Stock during each period.
On November 2, 2023, we announced a dividend of $0.035 per share to holders of Common Stock and Class B Common Stock of record on December 14, 2023, which will be paid on January 9, 2024.
Cash Flow Analysis

	Nine Months Ended September 30,
(in thousands)	2023	2022	$ Change
Net cash provided by (used in):
Operating activities	$1,245,694	$1,321,069	$(75,375)
Investing activities	$(988,081)	$(1,208,790)	$220,709
Financing activities	$(275,129)	$(85,772)	$(189,357)
The discussion below includes cash flows from both continuing operations and discontinued operations consistent with the presentation on the Statements of Cash Flows.
Cash Flows from Operating Activities
The decrease in net cash provided by operating activities, as compared to the prior period, was primarily due to:
•an increase in cash interest of $124 million primarily related to our First Lien Term Loan due 2026, and
•an increase in payroll tax payments of $26 million primarily related to deferrals of such payments in 2020 under the CARES Act.
During 2023, we also received approximately $19 million related to a legal settlement and approximately $40 million of the Google Success Funds.
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

Cash Flows from Investing Activities
The decrease in net cash used in investing activities, as compared to the prior period, was primarily due to:
•a decrease in cash paid for dealer generated customer account and bulk account purchases of $115 million primarily related to fewer bulk purchases and lower volume,
•a decrease in subscriber system assets expenditures of $92 million due to fewer adds,
•a decrease in net cash paid of $23 million primarily related to other investments, and
•a decrease in cash paid for the acquisition of businesses, net of cash acquired, of $13 million as a result of activity during the prior year, partially offset by
•a decrease in proceeds from the sale of a business of $27 million due to activity during the prior year.
Cash Flows from Financing Activities
The change in cash flows from financing activities, as compared to the prior period, was primarily due to:
•an increase in net repayments of long-term borrowings of approximately $191 million primarily as a result of the ADT Notes due 2023 Redemption and ADT Notes due 2024 Partial Redemption in 2023, partially offset by borrowings under the Term Loan A Facility in 2023, and
•an increase in net repayments under the 2020 Receivables Facility of $63 million, partially offset by
•proceeds from interest rate swap contracts that included an other-than-insignificant financing element at inception of $59 million during 2023 compared to payments of $27 million during 2022.
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
During the first and second quarters of 2023, we performed interim impairment quantitative assessments on the Solar reporting unit as a result of triggering events as of March 31, 2023 and June 30, 2023 and recorded goodwill impairment charges of $242 million and $181 million during the first and second quarters of 2023, respectively. These triggering events resulted from the then-current macroeconomic conditions, including the impact of rising interest rates, as well as ADT Solar’s continued underperformance of operating results in each quarter relative to expectations. As a result, the Solar reporting unit was considered at risk for future impairment following the impairments in the first and second quarters of 2023.
In addition, we concluded there was a triggering event as of September 30, 2023, related to the Solar reporting unit as a result of continued deterioration of industry conditions and macroeconomic decline, as well as the Company’s recent plan to significantly reduce the footprint of its Solar reporting unit, including certain existing underperforming branches and related headcount reductions. As a result, we determined that the remaining balance of goodwill was not recoverable and recorded a goodwill impairment charge of $88 million in the third quarter of 2023. Following the impairments during 2023, the balance of goodwill in the Solar reporting unit was zero. The Company also assessed the recoverability of other long-lived assets related to its Solar business, and impairment charges recorded were not material.

The fair value of the Solar reporting unit is estimated using the income approach, which includes significant assumptions such as forecasted revenue, Adjusted EBITDA margins, and discount rates, as well as other assumptions including operating expenses and cash flows. In developing these assumptions, the Company relies on various factors including operating results, business plans, economic projections, anticipated future cash flows, and other market data. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying judgments and factors may include such items as a prolonged downturn in the business environment, changes in economic conditions that significantly differ from the Company’s assumptions in timing or degree, volatility in equity and debt markets resulting in higher discount rates, and unexpected regulatory changes. There are inherent uncertainties related to these judgments and factors that may ultimately impact the estimated fair value determinations.
Refer to Note 7 “Goodwill and Other Intangible Assets” to the condensed consolidated financial statements for further discussion.
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain information and disclosures that are forward-looking and therefore subject to risks and uncertainties, including those described below. All statements, other than statements of historical fact, included in this document are, or could be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the applicable rules and regulations of the SEC and are made in reliance on the safe harbor protections provided thereunder. These forward-looking statements relate to, among other things, planned ADT Solar restructuring activities; the Commercial Transaction between ADT and GTCR, the expected timetable for realizing expected benefits and synergies of the Commercial Transaction; the strategic investment by and long term partnership with State Farm; anticipated financial performance, including the Company’s ability to achieve its stated guidance metrics and its progress toward its medium-term targets; management’s plans and objectives for future operations; the successful development, commercialization, and timing of new or joint products; the expected timing of product commercialization with State Farm or any changes thereto, including the ADT home security program for State Farm; our acquisition of ADT Solar and its anticipated impact on our business and financial condition including the subsequent announcement of planned ADT Solar restructuring activities; business prospects; outcomes of regulatory proceedings; market conditions; our ability to successfully respond to the challenges posed by the COVID-19 Pandemic; our strategic partnership and ongoing relationship with Google; the expected timing of product commercialization with Google or any changes thereto; the successful internal development, commercialization, and timing of our next generation platform and innovative offerings; the successful conversion of customers who continue to utilize outdated technology; the current and future market size for existing, new, or joint products; any stated or implied outcomes with regards to the foregoing; and other matters. Forward-looking statements are contained principally in the sections of this report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Without limiting the generality of the preceding sentences, any time the Company uses the words “expects,” “intends,” “will,” “anticipates,” “believes,” “confident,” “continue,” “propose,” “seeks,” “could,” “may,” “should,” “estimates,” “forecasts,” “might,” “goals,” “objectives,” “targets,” “planned,” “projects,” and, in each case, their negative or other various or comparable terminology, and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. These forward-looking statements are based on management’s current beliefs and assumptions and on information currently available to management. We caution that these statements are subject to risks and uncertainties, many of which are outside of our control, and could cause future events or results to be materially different from those stated or implied in this document, including among others, factors relating to:
•any difficulties with respect to planned ADT Solar restructuring activities, including expenses associated with the separation of certain Solar branches and personnel;
•the effect of the Commercial Transaction and of the announcement of the planned ADT Solar restructuring activities on our ability to retain and hire key personnel and to maintain relationships with customers, suppliers and other business partners;
•risks related to the Commercial Transaction and planned ADT Solar restructuring activities and the possible diversion of management’s attention from ADT’s core CSB business operations;
•uncertainties as to our ability and the amount of time necessary to realize the expected benefits of the Commercial Transaction and planned ADT Solar restructuring activities;
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
•continued risks and uncertainties related to the Company’s ability to successfully integrate and operate the ADT Solar business, including the planned ADT Solar restructuring activities;
•risks related to the various financing arrangements, including third party owned arrangements, that the Company facilitates for some ADT Solar customers;
•our ability to continuously and successfully commercialize innovative offerings;
•our ability to successfully implement an Environmental, Social, and Governance program across the Company;
•the impact of supply chain disruptions;
•our ability to maintain and grow our existing customer base;
•our ability to sell our products and services or launch new products and services in highly competitive markets, including the home security and automation market and the solar market, and to achieve market acceptance with acceptable margins;
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
During the nine months ended September 30, 2023, we borrowed $650 million under our variable-rate Term Loan A Facility, and we used the proceeds to redeem approximately $650 million of our fixed-rate ADT Notes due 2023. Additionally, during March 2023 and April 2023, we entered into floating-to-fixed interest rate swaps with an aggregate notional amount of $300 million to partially hedge the Term Loan A Facility.
As of September 30, 2023, we had $3.1 billion notional amount of interest rate swaps used to manage interest rate exposure on our variable-rate debt, including our First Lien Term Loan due 2026, First Lien Term Loan A Facility, and 2020 Receivables Facility. In October 2023, we repaid approximately $1.3 billion of our variable-rate First Lien Term Loan due 2026 and refinanced the remaining outstanding balance with a new First Lien Term Loan due 2030. As a result, we will monitor and manage these financial exposures as an integral part of our overall risk management program.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.
As a result of the material weakness in ICFR as previously disclosed in the Company’s Amended 2022 Annual Report, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2023, our disclosure controls and procedures were not effective at a reasonable assurance level in ensuring information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Our management believes the measures described above and others that have been implemented will remediate the material weakness that we have identified. However, the material weakness will not be considered remediated until there has been appropriate time for us to conclude through testing that the controls are operating effectively.
As management continues to evaluate and improve the Company’s ICFR, we may decide to take additional measures to address control deficiencies or determine to modify certain of the remediation measures identified.
Changes in Internal Control over Financial Reporting
Other than the remediation steps discussed above, during the three months ended September 30, 2023, there were no changes in our ICFR identified in our management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
See Note 14 “Commitments and Contingencies” to the condensed consolidated financial statements under the heading “Legal Proceedings” included in this Quarterly Report on Form 10-Q for legal proceedings and related matters.
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
Risks Related to the Commercial Divestiture
We may not achieve some or all of the strategic and financial benefits that we expect to achieve from the Divestiture which could have a material adverse effect on our financial condition and results of operations.
Although we believe the Commercial Divestiture will place us in a better position to prioritize investments in CSB and make strategic decisions with respect to Solar that we intend to drive profitable, capital-efficient revenue growth for the long-term, there can be no assurance that we will achieve such benefits. We are using the net after-tax cash proceeds of approximately $1.5 billion for significant debt reduction and have already used $1.3 billion of the net proceeds for debt reduction. There may, however, be a delay in our ability to use the remaining proceeds to repay a portion of our indebtedness which could have a material adverse effect on our financial condition and may adversely affect our credit ratings and cost of capital, as well as our ability to execute on our strategic priorities, objectives, goals, and medium-term target framework. Moreover, we may not be able to achieve the other anticipated benefits of the Commercial Divestiture, which could have a material adverse impact on our business, financial condition, results of operations, and cash flows. The anticipated benefits are based on a number of assumptions, some of which may prove incorrect, and could be affected by factors beyond our control, including, without limitation, general economic conditions, increased operating costs, regulatory developments and other risks described in these risk factors and within Item IA of Part I of our Amended 2022 Annual Report.
The Commercial Divestiture increases the risk of damage to our brand and reputation which may materially adversely affect our financial condition and results of operations.
In connection with the Commercial Divestiture, we have agreed to provide transitional services to GTCR for a period of up to 24 months and to license our ADT Commercial brand for 12 months. These arrangements allow for the use of our trademarks, certain intellectual property and limited use of the ADT Commercial brand, which may cause us to incur unanticipated costs and liabilities and which could have a material adverse effect on our business, financial condition and results of operations. Additionally, GTCR’s ability to use the ADT Commercial brand may increase the risk of damage to the brand for our remaining businesses, which could negatively impact our reputation, results of operations and financial condition.
ADT will be a less diversified business following the Commercial Divestiture, which may adversely affect ADT’s results of operations and financial condition.
Prior to the Commercial Divestiture, ADT had three business segments, CSB, Commercial, and Solar. The Commercial Divestiture resulted in ADT being a smaller, less diversified company more focused on consumers, potentially making ADT more vulnerable to changing market, regulatory, and economic conditions following the Commercial Divestiture, particularly those affecting consumers and small businesses. Additionally, ADT has announced it is taking a series of steps to rationalize its Solar business, including exiting underperforming branches and streamlining the cost structure. A smaller Solar business increases ADT’s dependence on CSB, and any trends or uncertainties affecting the CSB segment will more directly affect ADT’s results of operations and financial condition in the future. Macroeconomic headwinds or changes in consumer preferences could have a greater impact on our business following the Commercial Divestiture which could have a material adverse effect on our business, results of operations, and financial condition.

Risks Related to the Rationalization of the ADT Solar Business
ADT announced plans to rationalize the ADT Solar business, which includes exiting underperforming branches and streamlining ADT Solar’s cost structure, which are subject to uncertainties and risks that may materially adversely affect our financial condition and results of operations.
On November 2, 2023, we announced a series of steps to rationalize the ADT Solar business, significantly reducing the number of ADT Solar branches in light of continued operational challenges and underperformance of operating results relative to expectations. In connection with the ADT Solar rationalization, we anticipate incurring severance and other costs, which are not expected to be material.
The ADT Solar rationalization activity may result in business disruptions and may not produce the full efficiency and cost reduction benefits anticipated. Furthermore, the benefits may be realized later than expected and the cost of implementing these measures may be greater than anticipated. If these measures are not successful, we may need to undertake additional cost reduction efforts with respect to ADT Solar, including, among other things, a further reduction of branches or ceasing operations, which could result in future charges. Moreover, the ADT Solar rationalization plan may cause business disruptions with customers, which could make our brand less attractive to consumers, and ADT Solar may not be more efficient or effective than prior to the implementation of the rationalization plan. The ADT Solar rationalization activities, including the related charges and the impact of the related workforce reduction, which may include potential legal claims by impacted employees, could have a material adverse effect on our business, operating results and financial condition. The ADT Solar rationalization activities may also involve continued financial involvement in the discontinued branches, such as by causing us to continue to incur expenses to maintain services for completed installations and to complete those installations which have not yet been completed, or through continuing guarantees, indemnities or other financial obligations, such as a requirement by lenders that we repay outstanding loan amounts for jobs that have not achieved permission to operate in a timely manner, both within and outside of the markets impacted. The incurrence of any such cost or action could have a material adverse effect on our business, financial condition, results of operations and cash flows.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES.
Recent Sales of Unregistered Equity Securities
There were no sales of unregistered equity securities during the nine months ended September 30, 2023.
Use of Proceeds from Registered Equity Securities
We did not receive any proceeds from sales of registered equity securities during the nine months ended September 30, 2023.
Issuer Purchases of Equity Securities
There were no repurchases of any shares of our common stock during the three months ended September 30, 2023.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
None.
ITEM 5. OTHER INFORMATION.
During the quarter ended September 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS.
The exhibits listed on the accompanying Index to Exhibits are filed/furnished or incorporated by reference as part of this Quarterly Report on Form 10-Q.
INDEX TO EXHIBITS
The information required by this Item is set forth on the exhibit index below.

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	Exhibit	Filing Date
2.1^	Equity Purchase Agreement, dated as of August 7, 2023, among ADT Inc., Iris Buyer LLC and Fire & Security Holdings, LLC	8-K	2.1	8/8/2023
3.1	Amended and Restated Certificate of Incorporation of ADT Inc.	8-K	3.1	9/17/2020
3.2	Amended and Restated Bylaws of ADT Inc.	8-K	3.1	9/18/2023
10.1	Incremental Assumption and Amendment Agreement No.13, dated as of October 13,2023, by and among Prime Security Services Holdings, LLC, Prime Security Services Borrower, LLC, The ADT Security Corporation, the subsidiary loan parties party thereto, the lenders party thereto and Barclays Bank PLC, as administrative agent.	8-K	10.1	10/13/2023
10.2*	Receivables Financing Agreement, among Compass Solar Group, LLC, ADT Solar Finance LLC and Mizuho Bank, Ltd., dated as of August 2, 2023.
31.1*	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
31.2*	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
32.1**	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	XBRL Instant Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document
_________________________
* Filed herewith.
** Furnished herewith.
^ Schedules and exhibits to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. ADT hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADT Inc.

Date:	November 2, 2023	By:	/s/ Kenneth J. Porpora
		Name:	Kenneth J. Porpora
		Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)