Form 10-K
period 2023-12-31
ADT Inc.
filed 2024-02-28
CIK 1703056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2023, the aggregate market value of voting and non-voting common stock (including shares of common stock and Class B common stock, assuming all outstanding shares of Class B common stock were converted into shares of common stock, and excluding unvested shares of common stock) held by non-affiliates of the registrant was approximately $1.684 billion as computed by reference to the closing price of the registrant’s common stock on the New York Stock Exchange as of such date. Class B common stock is not listed for public trading on any exchange or market system; however, each share will become immediately convertible into one share of common stock, at the option of the holder, subject to certain timing and restrictions.
As of February 20, 2024, there were 867,570,230 shares outstanding of the registrant’s common stock, $0.01 par value per share, and 54,744,525 shares outstanding of the registrant’s Class B common stock, $0.01 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for use in connection with its 2024 Annual Meeting of Shareholders, which is to be filed no later than 120 days after December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Annual Report”) contains certain information and disclosures that are forward-looking and therefore subject to risks and uncertainties, including those described below. All statements other than statements of historical fact, included in this document are, or could be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and the applicable rules and regulations of the SEC and are made in reliance on the safe harbor protections provided thereunder. These forward-looking statements relate to, among other things, the Company’s planned exit of the residential solar business (the “ADT Solar Exit”) and the expected costs and benefits of such exit; the repurchase of shares of the Company’s common stock under the authorized share repurchase program; the Company’s ability to reduce debt or improve leverage ratios, or to achieve or maintain its long‑term leverage goals; the integration of the December 2023 strategic bulk purchase of customer accounts; the commercial transaction between ADT and GTCR LLC (“GTCR”) (the “Commercial Divestiture”); the expected timetable for realizing expected benefits of the Commercial Divestiture; the strategic investment by and long term partnership with State Farm Fire & Casualty Company (“State Farm”); anticipated financial performance, management’s plans and objectives for future operations; the successful development, commercialization, and timing of new or joint products; the expected timing of product commercialization with State Farm or any changes thereto, including the ADT home security program for State Farm; business prospects; outcomes of regulatory proceedings; market conditions; our ability to deploy our business continuity and disaster plans and procedures to successfully respond to catastrophic events; our strategic partnership and ongoing relationship with Google LLC (“Google”); the expected timing of product commercialization with Google or any changes thereto; the successful internal development, commercialization, and timing of our next generation platform and innovative offerings; the successful conversion of customers who continue to utilize outdated technology; the current and future market size for existing, new, or joint products; any stated or implied outcomes with regards to the foregoing; and other matters. Forward-looking statements are contained principally in the sections of this report entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Without limiting the generality of the preceding sentences, any time we use the words “expects,” “intends,” “will,” “anticipates,” “believes,” “confident,” “continue,” “propose,” “seeks,” “could,” “may,” “should,” “estimates,” “forecasts,” “might,” “goals,” “objectives,” “targets,” “planned,” “projects,” and, in each case, their negative or other various or comparable terminology, and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. These forward-looking statements are based on management’s current beliefs and assumptions and on information currently available to management. We caution that these statements are subject to risks and uncertainties, many of which are outside of our control and could cause future events or results to be materially different from those stated or implied in this document, including, among others, factors relating to:
•the effect of the Commercial Divestiture and ADT Solar Exit on our ability to retain and hire key personnel and to maintain relationships with customers, suppliers and other business partners;
•risks related to the Commercial Divestiture and ADT Solar Exit, including ADT’s business becoming less diversified and the possible diversion of management’s attention from ADT’s core Consumer and Small Business (“CSB”) business operations;
•uncertainties as to our ability and the amount of time necessary to realize the expected benefits of the Commercial Divestiture and ADT Solar Exit, including the risk that the ADT Solar Exit may not be completed in a timely manner;
•the achievement of potential benefits of the equity investment by and long-term partnership with State Farm, including as a result of restrictions on or required prior regulatory approval of, various actions by regulated insurers;
•our ability to keep pace with rapid technological changes, including the development of our next-generation platform, our plans to migrate our technology infrastructure to the cloud, and other industry changes;
•our ability to effectively implement our strategic partnership with, commercialize products with, or utilize any of the amounts invested in us and incremental funding committed by State Farm or Google;
•risks related to the various financing arrangements, including third-party-owned arrangements, that the Company previously facilitated for some ADT Solar customers;
•our ability to continuously and successfully commercialize innovative offerings;
•our ability to successfully implement an Environmental, Social, and Governance (“ESG”) program across the Company;
•the impact of supply chain disruptions;
•our ability to maintain and grow our existing customer base and to integrate the December 2023 strategic bulk purchase of customer accounts;
•our ability to sell our products and services or launch new products and services in highly competitive markets, including the home security and automation market, and to achieve market acceptance with acceptable margins;
•our ability to successfully upgrade obsolete equipment installed at our customers’ premises in an efficient and cost-effective manner;

•changes in law, economic and financial conditions, including labor and tax law changes, changes to privacy requirements, changes to telemarketing, email marketing and similar consumer protection laws, interest volatility, and trade tariffs and restrictions applicable to the products we sell;
•any material changes to the valuation allowances we take with respect to our deferred tax assets;
•the impact of potential cybersecurity breaches or threats or other unauthorized access to our systems;
•risks relating to the development, deployment, and use of artificial intelligence (“AI”) in our products and services, including technological and legal uncertainties surrounding AI technologies;
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
•risks related to the restatement of our consolidated financial statements included in our Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Amended 2022 Annual Report”) and in our Quarterly Reports on Form 10-Q/A for the quarters ended September 30, 2022, and March 31, 2023, each as filed with the SEC on July 27, 2023;
•any litigation or investigation related to such restatements;
•the Company’s ability to maintain effective ICFR and disclosure controls and procedures (“DCPs”), including its ability to remediate any existing or potential material weakness in its ICFR and the timing of any such remediation, as well as the ability to maintain effective DCPs at a reasonable assurance level.
Forward-looking statements and information involve risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such statements, including without limitation, the risks and uncertainties disclosed or referenced in Part I Item 1A of this Annual Report under the heading “Risk Factors.” Therefore, caution should be taken not to place undue reliance on any such forward-looking statements. Much of the information in this report that looks toward future performance is based on various factors and important assumptions about future events that may or may not actually occur. As a result, our operations and financial results in the future could differ materially and substantially from those we have discussed in the forward-looking statements included in this Annual Report on Form 10-K. Any forward-looking statement made in this Annual Report on Form 10-K speaks only as of the date on which it is made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments, or otherwise unless required by law.
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
•The home security and automation markets in which we sell our products and services are highly competitive markets.
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
•If we do not effectively implement our plans to migrate our technology infrastructure to the cloud, we could experience significant disruptions in our operations.
•Cybersecurity breaches or threats or other unauthorized access or attempts to access to our systems could compromise the security of our systems and otherwise disrupt our normal operations.
•Uncertainty in the development, deployment, and use of AI in our products and services, as well as our business more broadly, could adversely affect our business and reputation.
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
•A variety of events, including pandemics, natural disasters, and other macroeconomic events, have had and could have in the future a significant negative impact on our ability to carry on our normal operations.
•Our independent, third-party authorized dealers may not be able to mitigate certain risks such as information technology breaches, data security breaches, product liability, errors and omissions, and marketing compliance.
•We may pursue business opportunities that diverge from our current business model.
•We continue to integrate our acquisitions, as well as to separate certain shared services following the Commercial Divestiture, which may divert management’s attention from our ongoing operations. We may not achieve all of the anticipated benefits, synergies, or cost savings from our acquisitions or the Commercial Divestiture.
•We have made a determination to exit the residential Solar business, following previously-announced plans to rationalize the ADT Solar business, and our exit of the residential Solar business is subject to uncertainties and risks.
•We may not achieve some or all of the strategic and financial benefits that we expect to achieve from the Commercial Divestiture or the ADT Solar Exit.
•ADT will be a less diversified business following the Commercial Divestiture and the ADT Solar Exit, which may adversely affect ADT’s results of operations and financial condition.
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
•If we fail to maintain effective internal control over financial reporting, we may not be able to accurately report our financial results.
Risks Related to Regulations and Litigation
•If we fail to comply with constantly evolving laws, regulations, and industry standards addressing information and technology networks and systems, privacy, and data security, we could face substantial penalties, liability, and reputational harm.
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
•A substantial part of our CSB revenue is derived from the recurring monthly revenue due from customers under alarm monitoring contracts and we are subject to credit risk and other risks associated with our customers, dealers, and third-party lenders.
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
•If we fail to establish and achieve the objectives of our ESG program, or if we fail to report on such ESG matters, consistent with investor, customer, employee, or other stakeholder expectations, and in compliance with legal and regulatory requirements, we may not be viewed as an attractive investment, service provider, workplace, or business, which could have a negative effect on our Company.
•Our amended and restated certificate of incorporation provides for exclusive forum provisions which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes.
•We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term shareholder value. Share repurchases and dividend payments could increase the volatility of the trading price of our common stock and will diminish our cash reserves.

PART I
ITEM 1. BUSINESS.
TABLE OF CONTENTS
•Company Overview
•Key Business Developments
•Segment and Geographic Information
•Products and Services
•Our Markets
•Competition
•Resources Material to our Business
•Seasonality
•Government Regulation and Other Regulatory Matters
•Human Capital and ESG
•Available Information
COMPANY OVERVIEW
Our Business
ADT Inc., together with its wholly-owned subsidiaries (collectively, the “Company”, “we”, “our”, “us”, and “ADT”), is a leading provider of security, interactive, and smart home solutions serving residential and small business customers in the United States (“U.S.”). As discussed below, on October 2, 2023, we completed the divestiture of our Commercial Business, which provided security and other solutions to commercial customers; and in January 2024, we announced our exit from the residential solar business, which provided residential solar and energy storage solutions since the acquisition of ADT Solar in 2021.
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
As of December 31, 2023, we had approximately 6.4 million security monitoring service subscribers. We serve our customers through our nationwide sales and service offices, monitoring and support centers, and large network of installation and service professionals.
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
ADT Inc. is majority-owned by Prime Security Services TopCo (ML), L.P., which is majority-owned by Prime Security Services TopCo Parent, L.P. (“Ultimate Parent”). Ultimate Parent is ultimately majority-owned by Apollo Investment Fund VIII, L.P. and its related funds that are directly or indirectly managed by affiliates of Apollo.
In January 2018, we completed an initial public offering (“IPO”), and our common stock, par value $0.01 per share (“Common Stock”), began trading on the New York Stock Exchange (“NYSE”) under the symbol “ADT.”

As of December 31, 2023, Apollo owned approximately 54%, State Farm owned approximately 14%, and Google owned approximately 6% of our outstanding common stock, including shares of Class B common stock, par value $0.01 per share (“Class B Common Stock”) (on an as-converted basis) and unvested shares of common stock.
KEY BUSINESS DEVELOPMENTS
Commercial Divestiture
On August 7, 2023, ADT, Iris Buyer LLC (“Iris Buyer”), a Delaware limited liability company and affiliate of GTCR, and, solely for certain purposes set forth in the Commercial Purchase Agreement (as defined below), Fire & Security Holdings, LLC (“F&S Holdings”), a Delaware limited liability company and an indirect, wholly owned subsidiary of ADT, entered into an Equity Purchase Agreement (the “Commercial Purchase Agreement”) pursuant to which GTCR agreed to acquire all of the issued and outstanding equity interests of F&S Holdings, which directly or indirectly held all of the issued and outstanding equity interests in the subsidiaries of ADT that operated ADT’s commercial business (the “Commercial Business”) (previously defined as the “Commercial Divestiture”).
On October 2, 2023, we completed the Commercial Divestiture for a total purchase price of approximately $1,613 million in cash, subject to customary post-closing adjustments, and received net proceeds of approximately $1,585 million, excluding transaction costs.
The Commercial Divestiture supports our strategic vision and strengthens our financial profile, and we used net proceeds of approximately $1,518 million to reduce our debt. Refer to Note 8 “Debt” in the Notes to Consolidated Financial Statements in Item 15 “Exhibit and Financial Statement Schedules” for further information.
Beginning in the third quarter of 2023, we presented its Commercial Business as a discontinued operation as the Commercial Divestiture met all of the held for sale criteria for the disposal group and represented a strategic shift that has and will continue to have a major effect on the Company’s operations and financial statements. The change is reflected in all periods presented. Unless otherwise noted, amounts and disclosures below are reflective of the Company’s continuing operations. Prior to the third quarter of 2023, the Commercial Business was reflected in the Commercial reportable segment.
In connection with the Commercial Divestiture, we entered into a Transition Services Agreement (the “Commercial TSA”), pursuant to which the Company and the Commercial Business will provide certain transitional services relating to ongoing support and other administrative functions to each other for a transitional period of up to 24 months after the closing of the Commercial Divestiture. Commercial TSA fees charged to the Commercial Business represent charges for internal labor as well as certain third-party costs identified in connection with providing such services. Income from the Commercial TSA is recognized in other income (expense), and expenses incurred by the Company to support the transition are recorded based on the nature of the expense.
The Company and GTCR entered into an agreement granting GTCR a license to continue to use the ADT brand and other Company trademarks for a period of twelve months to transition from Company branding (the “Brand License”). The Company has also agreed to a covenant not to assert a claim against GTCR for infringement of Company's patents as of the Commercial Divestiture for products and services that were used in the Commercial Business prior to the Commercial Divestiture, and has provided GTCR with a paid-up, irrevocable, non-assignable (with limited exceptions) license to continue to use certain software and other Company IP in the same manner. Royalty income is included in other income (expense) and was not material during 2023.
In addition, the Company and Iris Buyer agreed to customary employee non-solicitation and no-hire restrictions with respect to the other party’s employees for a period of two years from the closing. The Company and Iris Buyer also agreed to a non-competition period of five years from the closing whereby, subject to certain exceptions, (a) ADT and its subsidiaries will not directly or indirectly sell or service in the United States (or any of its territories): (i) security, building automation, access control, retail store performance, electronic article surveillance, or cash processing/ATM security equipment or services for non-residential premises over 10,000 square feet, (ii) nurse call solutions, or (iii) fire detection or fire suppression products or services for non-residential premises of any size; and (b) F&S Holdings and its subsidiaries will not directly or indirectly sell or service in the United States (or any of its territories) or Canada, among other items: (i) security, building automation or access control products or services for any non-residential premises under 10,000 square feet or any residential premises, (ii) personal emergency response systems or mobile safety solutions (other than nurse call solutions), or (iii) fire detection products or services for residential premises.

ADT Solar Exit
In December 2021, we entered the residential solar market with the ADT Solar acquisition, which allowed us to provide customers with solar and energy storage solutions, energy efficiency upgrades, and roofing services.
As previously disclosed, in November 2023, we announced a plan to streamline the solar business to focus on the top performing markets and rationalize the overhead and infrastructure of the business. As part of this plan, we closed a significant number of branches that operated the solar business along with making associated headcount reductions.
On January 19, 2024, after a strategic review of the business and continued macroeconomic and industry pressures, the Company’s Board of Directors (as defined below) approved a plan to fully exit the residential solar business, which may include the transition of components of the business to other parties. The ADT Solar Exit is expected to be completed during 2024.
Google Partnership
In July 2020, we entered into a Master Supply, Distribution, and Marketing Agreement with Google (as amended, the “Google Commercial Agreement”) pursuant to which Google has agreed to supply us with certain Google devices as well as certain Google video and analytics services (the “Google Devices and Services”) for sale to our customers. Subject to customary termination rights related to breach and change of control, the Google Commercial Agreement has an initial term of seven years from the date that the Google Devices and Services are successfully integrated into the Company’s end-user security and automation platform. Further, subject to certain carve-outs, the Company has agreed to exclusively sell Google Devices and Services to its customers.
In September 2020, we issued and sold 54,744,525 shares of Class B Common Stock, for an aggregate purchase price of $450 million, to Google in a private placement pursuant to a securities purchase agreement dated July 31, 2020. In connection with the issuance of the Class B Common Stock, the Company and Google entered into an Investor Rights Agreement (the “Google Investor Rights Agreement”), pursuant to which Google agreed to be bound by customary transfer restrictions and drag-along rights, and be afforded customary registration rights with respect to shares of Class B Common Stock held directly by Google. Under the terms of the Google Investor Rights Agreement, Google was prohibited, subject to certain exceptions, from transferring any shares of Class B Common Stock or any shares of Common Stock issuable upon conversion of the Class B Common Stock beneficially owned by Google until September 2023, or earlier if certain conditions occurred (the “Google Lock-up Period”). In December 2023, the Company and Google amended the Google Investor Rights Agreement to extend the Google Lock-up Period through June 2025, or earlier if certain conditions occur (see Note 11 “Equity” to our Notes to Consolidated Financial Statements).
Our partnership with Google represents the combination of the leading security and smart home brand and the leading technology brand joining forces to introduce the next-generation smart and helpful home. As part of this partnership, each company has agreed to contribute $150 million upon the achievement of certain milestones toward the joint marketing of devices and services; customer acquisition; training of our employees for the sales, installation, customer service, and maintenance of the product and service offerings; and technology updates for products included in such offerings. In addition, in August 2022, the Company and Google executed an amendment to the Google Commercial Agreement, pursuant to which Google has agreed to commit an additional $150 million (together with the initial amounts, the “Google Success Funds”) to fund growth, data and insights, product innovation and technology advancements, customer acquisition, and marketing, as mutually agreed by the Company and Google. Each of the $150 million segments of the Google Success Funds will be triggered in three equal tranches, respectively, subject to the attainment of certain milestones.
During 2023, we received approximately $40 million of the Google Success Funds for certain joint marketing expenses incurred by the Company.
In December 2023, the Company and Google entered into an addendum to the Company’s existing agreement for using Google cloud services (the “Google Cloud Agreement Addendum”), pursuant to which Google has agreed to provide certain credits, discounts, and other incentives for use of the Google Cloud Platform to the Company, and the Company has committed to purchasing $200 million of Google Cloud Platform services over seven years (through December 2030), as discussed in Note 14 “Commitments and Contingencies” in the Notes to Consolidated Financial Statements.

State Farm Partnership
In September 2022, we entered into a Securities Purchase Agreement, dated as of September 5, 2022, with State Farm (the “State Farm Securities Purchase Agreement”), pursuant to which we agreed to issue and sell in a private placement to State Farm, 133,333,333 shares of our Common Stock (the “State Farm Shares”) at a per share price of $9.00 for an aggregate purchase price of $1.2 billion (the “State Farm Strategic Investment”). Also in September 2022, in connection with the State Farm Strategic Investment, we commenced a tender offer to purchase up to 133,333,333 shares of our Common Stock (including shares issued upon conversion of Class B Common Stock) (the “Tender Shares”) at a per share price of $9.00 (the “Tender Offer”).
In October 2022, the State Farm Strategic Investment closed, and we issued and sold the State Farm Shares to State Farm pursuant to the State Farm Securities Purchase Agreement (the “Closing”). Also in October 2022, the Tender Offer expired, and we used the proceeds from the State Farm Strategic Investment to repurchase the Tender Shares, subject to the terms and conditions described in the Offer to Purchase dated September 12, 2022 (as amended from time to time, the “Offer to Purchase”).
In addition, we entered into a development agreement with State Farm (the “State Farm Development Agreement”), pursuant to which State Farm committed up to $300 million to fund product and technology innovation, customer growth, and marketing initiatives. Upon the Closing, we received $100 million of such commitment from State Farm, which is restricted until we use the funds for investment, as agreed upon with State Farm, in accordance with the State Farm Development Agreement (the “Opportunity Fund”), of which we used approximately $11 million during 2023.
Beginning in 2023, certain State Farm customers were able to receive ADT home security products and professional monitoring at a reduced cost as part of the partnership between ADT and State Farm. In connection with this arrangement, the Company receives a subsidy from State Farm for each system. Amounts are paid through the Opportunity Fund and were not material during 2023.
SEGMENT AND GEOGRAPHIC INFORMATION
We evaluate and report our segment information based on the manner in which our Chief Executive Officer (“CEO”), who is the chief operating decision maker, evaluates performance and allocates resources. As a result of the Commercial Divestiture, we report results in two operating and reportable segments, CSB and Solar. Prior to the third quarter of 2023, the Commercial Business was reflected in the Commercial reportable segment. Certain allocated shared costs that were previously included in the Commercial reportable segment that did not qualify to be presented within discontinued operations are now reflected in the CSB reportable segment consistent with other unallocated corporate and other costs as discussed below.
Where applicable, prior periods have been retrospectively adjusted to reflect our current operating and reportable segment structure.
We organize our segments based primarily on customer type as follows:
•CSB - Customers in the CSB segment are comprised of owners and renters of residential properties, small business operators, and other individual consumers. The CSB segment includes (i) revenue and operating costs from the sale, installation, servicing, and monitoring of integrated security, interactive, and automation systems and other related offerings; (ii) other operating costs associated with support functions related to these operations; and (iii) general corporate costs and other income and expense items not included in the Solar segment.
•Solar - Customers in the Solar segment are comprised of residential homeowners. The Solar segment primarily includes (i) revenue and operating costs from the sale and installation of solar systems, energy storage solutions, roofing services, and other related solutions and services; (ii) other operating costs associated with support functions related to these operations; and (iii) certain dedicated corporate and other costs.
Revenue outside of the U.S. is not material.
PRODUCTS AND SERVICES
Security and Automation Offerings
Our core security offerings include burglar and life safety alarms, smart security cameras, smart home automation systems, and video surveillance systems (referred to collectively as security systems, solutions, or offerings). Our security offerings are designed to detect intrusion; control access; sense movement, smoke, fire, carbon monoxide, flooding, temperature, and other environmental conditions and hazards; and address personal medical emergencies such as injuries or unanticipated falls. We offer our customers routine maintenance and the installation of upgraded or additional equipment, which provide additional value to the customer and generate incremental recurring monthly revenue. Additionally, our personal emergency response system products and services utilize our security monitoring infrastructure to provide customers with solutions that help to sustain independent living, detect when a fall occurs, and provide protection while on the go with geolocation capability.
During 2022, as part of our partnership with Google, we launched the Google Nest doorbell, rolled out mesh Wi-Fi, and launched Google indoor and outdoor cameras as part of our product offerings. In the first quarter of 2023, we launched our proprietary ADT+ app for our self setup line of DIY smart home security products, including Google Nest offerings, which allows customers to easily access and control their ADT devices through an intuitive app experience. Our comprehensive interactive technology platform is intended to provide customers with a seamless experience through a common application across security, life safety, automation, and analytics, and integrate the user experience, customer service experience, and back-end support. During the fourth quarter of 2023, we began our phased rollout of our ADT+ app for professional installation along with a new interactive and hardware lineup.
The vast majority of new residential customers choose our automation and smart home solutions, which provide customers the ability to remotely monitor and manage their environments through our customized web portal via web-enabled devices (such as smart phones), smart phone applications, or through touchscreen panels in their homes.
Our automation and smart home solutions allow customers to:
•remotely arm and disarm their security systems;
•record and view real-time video;
•program their systems to react to defined events;
•integrate their systems with various third-party connected devices such as cameras, lights, thermostats, appliances, and garage doors; and
•automate custom schedules for these connected devices.
Sales to most CSB customers typically require us to make an upfront investment related to installation costs (such as labor, commissions, equipment, and overhead), which we recover through upfront fees charged at the time of installation and recurring monthly revenue generated in future years. While the economics of an installation can vary depending on the customer acquisition channel and offering, we generally achieve revenue break-even in approximately two years. Our ability to increase our average prices for individual customers depends on a number of factors, including the type and complexity of service, the quality of our service, the introduction of additional features and offerings that increase the value to the customer, and the competitive environments in which we operate.
At the time of initial equipment installation, our CSB customers typically contract for both monitoring and maintenance services, which are generally governed by multi-year contracts. If a customer cancels or is otherwise in default under a monitoring contract prior to the end of the initial contract term, we have the right under the contract to receive a termination payment from the customer in an amount equal to a designated percentage of all remaining monthly payments.
The standard contract terms for CSB customers are two, three, or five years, with automatic renewals for successive 30-day periods, unless canceled by either party.
Customers are typically charged an upfront fee, which qualifying customers can pay over the course of the contract. We may then use these retail installment contract receivables as collateral for borrowings under our uncommitted receivables securitization financing agreement (the “2020 Receivables Facility”). Customers are also generally obligated to make monthly payments for monitoring services for the remainder of the initial contract term. Monitoring services are typically billed monthly or quarterly in advance, and more than 80% of our residential customers pay us these fees through automated payment methods, with new residential customers generally opting for these payment methods.
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
As previously disclosed, in January 2024, we announced that we are exiting the residential solar market.

Monitoring Centers
As of December 31, 2023, we operated six monitoring centers located throughout the U.S. and listed by Underwriters Laboratories (“UL”) in order to provide 24/7 year-round professional monitoring services to our customers, including our monitoring centers that also provide outsourced monitoring services for other security companies. Our monitoring centers are fully redundant, which means all monitoring operations can be automatically transferred to another monitoring center in case of an emergency such as fire, tornado, major interruption in telephone or computer service, or any other event affecting the functionality of one of our centers. To obtain and maintain a UL listing, a security systems monitoring center must be located in a building meeting UL’s structural requirements, have back-up computer and power systems, and meet UL specifications for staffing and standard operating procedures. Many jurisdictions have laws requiring that security systems for certain buildings be monitored by UL-listed centers, and in some instances, a UL listing is required by insurers of certain customers as a condition of insurance coverage. In addition, we implemented certain work from home actions, including for a majority of our monitoring center professionals, in compliance with UL work-from-home standards.
Upon the occurrence of certain initiating events, our monitored security systems send event-specific signals to our monitoring personnel who then relay appropriate information, based on the customer’s contract and preferences, to first responders, such as local police, fire departments, or medical emergency response centers and the customer or others on the customer’s emergency contact list. We continue to focus on our alarm verification technologies and partner with industry associations and various first responder agencies to help prioritize response events, enhance response policies, and develop processes that allow us to send data to emergency response centers directly. Additionally, our System Monitoring and Response Technology (“SMART”) monitoring solution differentiates our offerings, aims to result in faster and higher-quality responses, and is expected to reduce annual false alarms and customer care calls. ADT SMART monitoring can deliver alarms to connected and participating 911 centers faster than traditional voice handling speeds. During 2023, we also launched an Alarm Scoring pilot, which offers a uniform and reliable approach for categorizing alarm severity levels, enhances the accuracy of assessing potential life or property threats, and gives first responders precise and crucial alarm data for improved emergency responses.
Field and Call Center Operations
Our field and call center operations comprise a nationwide network of sales and service offices, call centers, and support facilities across the U.S. We provide ongoing training to our field and call center employees, as well as our authorized dealers, and we continually measure and monitor customer satisfaction-oriented metrics across each customer touch point.
We staff our sales and service offices with qualified field solution advisors and installation and service technicians, and we utilize third-party subcontract labor when appropriate to assist with these efforts. Our objective is to provide a differentiated service experience by resolving customer issues remotely whenever possible and scheduling installation and service visits at times convenient for the customer. Our innovative virtual support program (the “Virtual Assistance Program”), which delivers a scalable, cost-efficient means of servicing our CSB customers through live video streaming with our skilled technicians to troubleshoot and resolve service issues. In 2023, we introduced the ADT WiFi Fix app, which allows virtual customer service agents to diagnose and address any WiFi issues impacting customers’ ADT equipment or other devices. These offerings provide customers with more options for receiving certain services that best fit their lifestyles while reducing the cost for us to provide these services and lowering our carbon footprint by avoiding thousands of vehicle trips each day.
Our call center operations provide support 24 hours a day on a year-round basis, and all requests are routed through our customer care agents to ensure technical service requests are handled promptly and professionally. In many cases, customer care specialists can remotely resolve non-emergency inquiries regarding service, billing, and alarm testing and support. We continue to offer customers additional choices in managing their services through customer-facing self-service tools via interactive voice response systems and the Internet. In addition, we use a network of external vendors, both domestic and outside of the U.S., to supplement our internal call center resources as needed.
Sales and Distribution Channels
We utilize a complementary mix of direct and indirect sales and distribution channels:
•Direct Channel
Our direct channel CSB customers are generated by direct response and other marketing efforts, general brand awareness, customer referrals, door-to-door activities, along with lead generation partners, and are supported by our internal sales force located in our national sales call centers as well as our nationwide network of field sales and service offices. In many scenarios, we close the sale of a basic system over the phone and allow our field force to augment the system at the time of installation. In other cases, field solution advisors work directly with the customer to select an ideal system. Driven by consumer preferences, we also market to customers through retail and e-commerce channels, and we have been supplementing existing channels to meet consumers where they prefer to shop.

Our direct channel Solar customers are generated primarily through third-party lead partners, owned media, an internal sales force, and referrals from our customers, which are supported by our internal call center and field sales consultants. In most cases, our field sales consultants work with the customer during the in-person presentation and customize the system to fit their needs.
Across our organization, our field solution advisors typically undergo an in-depth screening process prior to hire. Field solution advisors complete comprehensive centralized training prior to conducting customer sales presentations, as well as participate in ongoing training in support of new offerings. We typically utilize a highly structured sales approach, which includes, in addition to the structured model sales call, daily monitoring of sales activity and effectiveness metrics and regular coaching by our sales management teams.
•Indirect Channel
Our indirect channel CSB customers are generated mainly through our network of agreements with third-party independent dealers who sell and install equipment and ADT Authorized Dealer-branded monitoring, interactive, and other services to residential end users (the “ADT Authorized Dealer Program”). As opportunities arise, we have in the past engaged, and we may continue to engage, in selective third-party account purchases, which typically involve the purchase of a set of customer accounts from other security service providers.
As of December 31, 2023, our network of authorized dealers consisted of approximately 130 authorized dealers operating across the U.S. Our authorized dealers are contractually obligated to offer exclusively to us all qualified monitored accounts they generate, but we are not obligated to accept these accounts. We pay our authorized dealers for the acquisition of any qualified monitored accounts (referred to as dealer generated customer accounts) we purchase from them. Dealer generated customer account contracts typically have an initial term of three years with automatic renewals for successive 30-day periods, unless canceled by either party. If a purchased account is canceled during the charge-back period, which is generally thirteen months, the dealer is required to refund our payment of the purchase price for the canceled account. In certain instances in which we reject an account, we generally still indirectly provide monitoring services for that account through a monitoring services agreement with the authorized dealer.
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
We strive to optimize our marketing spend through a lead modeling process, whereby we dynamically allocate spend based on lead flow and measured marketing channel effectiveness. We market our offerings through national television, radio, and direct mail advertisements, as well as through Internet advertising, which includes national search engine marketing, email, online video, local search, and social media. We also have several affinity partnerships with organizations that promote our services to their customer bases. In addition, we market through social media influencers and celebrity spokespersons representing the ADT brand. In addition to Google and State Farm, our strategic partnerships and alliances include home builders, property management firms, homeowners’ associations, financial institutions, retailers, public utilities, and software service providers.
OUR MARKETS
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

We also seek opportunities to leverage our brand name, our experience in security and smart home solutions, and our high degree of trust among our customer base to pursue new customers in complementary markets such as personal on-the-go security and safety. We have seen an increase in interest in smart home offerings and other mobile technology applications, which we believe is attributable to a variety of factors, including advancements in technology, younger generations of consumers, and shifts to de-urbanization. We believe our strategic initiatives will help us satisfy consumer demands in light of these macro-level dynamics and position us for sustainable growth for years to come.
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
Solar
As previously disclosed, in January 2024, we announced that we are exiting the residential solar market.
COMPETITION
Our approach to competition is to emphasize the quality and reputation of our offerings, our superior customer service, industry-leading brand, network of customer support and monitoring centers, commitment to consumer privacy, and knowledge of customer needs. Success in acquiring new customers depends on a variety of factors such as brand and reputation, market visibility, the ability to identify and sell to prospective customers, offering capabilities, and the quality and prices of our products and services. We are focused on extending our leadership position in the traditional residential and small business security and smart home markets. In addition, we continue to add new features and functionalities to further differentiate our offerings and support a pricing premium. We believe a combination of technology advancements along with a growing customer interest in lifestyle and business productivity solutions will support the increasing market penetration.
The traditional residential and small business security markets in the U.S. remain highly competitive and fragmented, with a low number of major companies and thousands of smaller regional and local companies, which is primarily the result of relatively low barriers to entry in local geographies and the availability of companies providing outsourced monitoring services but not maintaining the customer relationship. Technology trends and innovation have also created significant change in our industries, providing many new opportunities while also lowering the barriers to entry for automation, interactive, and smart home solutions. As a result, new business models and competitors have emerged. Additionally, with our recent focus on DIY offerings such as our ADT Self Setup product suite, we may face additional competition in the DIY space as we position ourselves to grow our market share.
We believe our principal competitors are:

Residential (Pro-Installation)	Residential (Self-Installation)	Small Business
Vivint Smart Home, Inc (a subsidiary of NRG)	Ring Smart Security System by Amazon	Vivint Smart Home, Inc (a subsidiary of NRG)
Xfinity Home Security (a division of Comcast Corporation)	SimpliSafe Home Security Systems	Ring Smart Security System by Amazon
Brinks Home Security (operating brand of Monitronics International, Inc.)	HomeKit by Apple	SimpliSafe Home Security Systems
We also compete with point solutions (products with one intended application) and home automation-only systems. In some cases, customers believe that these offerings replace the need for full-scale security systems. While we continue to see a shift toward self-installation offerings, certain third-party professional installers also offer professional installation alternatives.
In addition, some self-monitored solutions do not require a monthly fee for home automation services, which allows for no-cost alternatives to the professionally monitored (monthly fee-based) solutions that we provide. Although self-monitored solutions do not replace the need for professionally monitored solutions, as more features and functionality are built into these self-monitored solutions, the demand for some customers to opt for more expensive, professionally monitored options could be reduced.
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
RESOURCES MATERIAL TO OUR BUSINESS
Materials and Inventory
We purchase equipment and product components from a limited number of suppliers and distributors. To minimize the risk of a disruption from any single supplier, we utilize dual sourcing methods whenever possible. Inventory is held at supplier locations, distribution partner locations, and internal ADT regional distribution centers at levels we believe are sufficient to meet current and anticipated customer needs. We also maintain inventory of certain equipment and components at our field offices and in technicians’ vehicles. Third-party distributors generally keep a minimum stocking level of certain key items to have coverage for certain situations, including supply chain disruptions. In addition, we rely on various information technology and telecommunications service providers as part of the functionality and monitoring of our systems.
We are continuously monitoring global supply chain disruptions, and we do not currently anticipate any major interruptions in our supply chain in the near term.
Intellectual Property
Patents, trademarks, copyrights, and other proprietary rights are important to our business, and we continuously refine our intellectual property strategy to maintain and improve our competitive position. Where possible and appropriate, we seek to register or patent new intellectual property to protect our ongoing technological innovations and strengthen our brand, and we take appropriate action against infringements or misappropriations of our intellectual property rights by others. We review third-party intellectual property rights to help avoid infringement and to identify strategic opportunities. We typically enter into confidentiality agreements to further protect our intellectual property. Patents extend for limited periods of time in the various countries where patent protection is obtained. Trademark rights may potentially extend for longer periods of time and are typically dependent upon the use of the trademarks.
We own a portfolio of patents that relate to a variety of monitored security and automation technologies utilized in our business, including security panels and sensors, video and information management solutions, and our SMART monitoring solution that aims to reduce false alarms and improve response effectiveness. We also own a portfolio of trademarks, including ADT, ADT Pulse, and ADT+. In addition, we are a licensee of intellectual property, including from our third-party suppliers and technology partners.
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
In connection with the sale of our Canadian operations in 2019, we entered into a non-competition and non-solicitation agreement with TELUS Corporation (“TELUS”) pursuant to which we will not have any operations in Canada, subject to limited exceptions, for a period of seven years from the date of sale. Additionally, we entered into a patent and trademark license agreement with TELUS granting (i) the use of our patents in Canada for a period of seven years, and (ii) exclusive use of our trademarks in Canada for a period of five years and non-exclusive use for an additional two years thereafter.
In addition, we granted the Commercial Business a license to continue to use the ADT brand and other Company trademarks for a period of twelve months to transition from Company branding (the “Brand License”). We have also agreed to a covenant not to assert a claim against the Commercial Business for infringement of the Company's patents as of the Commercial Divestiture for products and services that were used in the Commercial Business prior to the Commercial Divestiture, and has provided the Commercial Business with a paid-up, irrevocable, non-assignable (with limited exceptions) license to continue to use certain software and other Company intellectual property in the same manner.

SEASONALITY
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
We believe the COVID-19 Pandemic affected some of these seasonal trends beginning in 2020 as we experienced a lower volume of customer relocations, which was followed by a slight increase during 2021 as the number of household moves increased. Since 2022, we have seen fewer relocations related to housing market conditions and higher non-payment disconnects largely related to the weaker macroeconomic environment. We are currently unable to determine whether there will be any ongoing impact on our seasonality, and we may continue to experience fluctuations in certain trends, such as relocations, in the future.
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
Our collection and use of personal information and communications with current and potential customers are regulated by federal and state laws, which include restrictions on the use of telemarketing, auto-dialing technology, email marketing, and text communications; restrictions on the sale, sharing, and use of personal information; as well as requirements for the protection of thereof and actions to be taken in the event of a loss with respect thereto.
We use credit scoring to qualify our residential customers for certain offers and financing options. The use of credit reporting and scoring and offering financing options to our residential customers is subject to federal and state laws, including the federal Fair Credit Reporting Act, which limit the use of consumer credit reports, prohibit discrimination against protected classes when offering or granting credit, and require certain disclosures to customers in the event that we take an adverse action based on a consumer credit report.

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
Environmental Protection
We continue to monitor emerging developments regarding environmental protection laws. At this time, we do not believe that federal, state, and local laws and regulations relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment, or any existing or pending climate change legislation, regulation, or international treaties or accords are reasonably likely to have a material adverse effect on our business.
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
Human Capital Management
The discussion below excludes individuals no longer employed by ADT as a result of the Commercial Divestiture.
As of December 31, 2023, we employed approximately 14,300 people, including approximately 2,400 direct field solution advisors; 3,300 installation and service technicians; 3,800 customer care professionals; and 900 phone sales representatives. During 2023, we made significant reductions to our workforce in our Solar segment as part of our overall branch rationalization and restructuring announced in November 2023.
Approximately 6% of our employees are covered by collective bargaining agreements; and we believe our relations with our employees and labor unions have generally been positive.
Performance Culture
ADT defines a Performance Culture as our shared values, priorities, and principles that shape beliefs and drive behaviors and decision-making to achieve high levels of performance at individual, team, and organizational levels. We are committed to fostering a culture and environment where every team member feels valued and empowered to collaborate and contribute to the achievement of business results as well as their individual career goals. We placed additional focus on differentiating individual employee performance for the 2022 performance year, which was reinforced through performance-based pay differentiation in 2023 via the merit pay process, the annual incentive plan, and the long-term incentive plan, subject to team member eligibility. In addition, we recently enhanced our annual performance rating scale to improve differentiation.
Talent Recruitment and Management
Our success in attracting, retaining, and developing a strong, dedicated, and diverse workforce depends in large part on our hiring and retaining top talent across the entire organization, especially regarding our management team and employees who interface directly with our customers, who make up most of our organization. We offer our employees competitive compensation, benefits, and health and wellness programs, as well as training, networking, development resources, performance feedback, and coaching. In addition, our long-term equity compensation plans are intended to align management interests with those of our stockholders and to encourage the creation of long-term value. We continue to deploy talent using a mix of hybrid, remote, and in-person work arrangements (based on role) to support talent attraction and retention in alignment with business needs. We made significant enhancements to our employee listening platform in 2023, designed to help ensure our environment promotes high levels of employee engagement and retention. Further, we expanded our talent management review practice in 2023 with leadership and advancement evaluations, as well as succession planning for our Executive Leadership Team (“ELT”) roles reporting to the CEO.
Inclusive Diversity and Belonging (“IDB”)
We are committed to building and sustaining a culture of inclusive diversity and deliberately advancing the maturity and effectiveness of our practices. Talent diversity starts with the recruitment and hiring process and continues through the learning, development, advancement, and retention of employees with wide-ranging backgrounds and experiences. We highly value our employees’ diversity; and we aim to promote diversity awareness in all our talent management processes. We also monitor our talent diversity to understand our position relative to external benchmarks and the labor market.
As of December 31, 2023, overall diversity representation improved versus the prior year, with about half of our workforce comprised of racially and ethnically diverse employees and over 35% comprised of female employees. Executive racial and ethnic diversity also improved from the prior year.
ADT’s Inclusive Diversity and Belonging Council (the “AIDBC”) and its ten Business Employee Resource Groups (“BERG”) are central to our ability to execute our IDB priorities. The AIDBC represents a broad cross section of our organization, including executive and senior management, that focuses on driving IDB commitments and priorities by identifying and prioritizing action, taking accountability for achieving results, and informing updates made to our CEO. Our IDB “North Star,” which states that everyone deserves to feel safe, is defined by four strategic pillars: Inclusion, Diversity, Growth, and Unity (Community). The AIDBC partners with human resources leaders and business executives to establish commitments and action plans focused on attracting, growing, and developing talent through participation in business-sponsored IDB initiatives and community work. ADT’s diversity-recruiting approach is built around four key strategies: diverse pipelines for critical talent, relationship building with diverse organizations, fostering an internal cultural of diversity champions, and ensuring recruiters and hiring managers are committed to diversity. IDB learning and education is supported by a comprehensive suite of on-demand resources; and IDB education and awareness continues to be a high-priority. We continue to encourage the sharing of diverse ideas; celebrate differences; value diversity; and provide the resources, space, and opportunity for employees to thrive and succeed.
BERGs offer our employees specific opportunities to partner and collaborate through learning and networking, volunteer projects, and mentoring. Our BERGs also participate in various business initiatives; and executives and officers from across the Company leverage their time, networks, and resources to support BERG initiatives and projects. To support BERG community advocacy and outreach, each BERG is granted a small budget to donate to nonprofit organizations that align with their missions. Deliberate growth and development of our BERGs is central to engaging and educating our employees about IDB.
Employee Well-being, Health, and Safety
We devote significant resources to team members’ wellness, health, and safety. We continue to provide an annual well-being program available to all team members, which includes a variety of education and coaching programs. Employees enrolled in our self-insured medical plan are eligible for cash incentives by completing certain well-being activities.
Our Environmental, Health, and Safety (“EHS”) vision is to build a culture that promotes safe behaviors on each task, every day, to achieve zero incidents and enhance employee wellness, and to minimize our environmental impact. In order to achieve our vision, we strive to incorporate our values of people, prevention, and accountability into our business. We focus on compliance with all applicable EHS requirements, and we believe that all occupational injuries and illnesses, as well as environmental incidents, are generally preventable. For example, we continue to institute fleet safety initiatives on our vehicles, including installing and maintaining collision warning and auto-braking technologies. Our EHS management system includes expectations for compliance, accountability, sustainability, and continuous improvement to foster a culture of safety that enables our employees to minimize risk and to understand and follow safety rules, as well as to identify, avoid, and correct unsafe actions, behaviors, or situations.

Environmental
We are committed to reducing our environmental impact by promoting environmental stewardship throughout our organization, and we continuously strive to improve our carbon footprint. We are also assessing environmental risk on our operations as one aspect of our enterprise risk management review process and plan to continue to do so on an ongoing basis. We have implemented our ADT Environmental Absolutes framework, which represents our focus on complying with environmental requirements, addressing proper disposal of waste streams, and promoting recycling of materials. We employ waste recycling and diversion programs and continue to monitor waste levels and reduce unnecessary trash hauls. We also continually explore methods to reduce greenhouse gases from our motor vehicle fleet, including through the purchase of newer vehicle models having greater fuel efficiency, the use of hybrid vehicles, and virtual service and installation. Our Virtual Assistance Program aims to lower our carbon footprint by avoiding thousands of vehicle trips each day. In addition, we have focused on efficiency improvements in lighting, air handling, and data operations while continuing to rationalize our real estate portfolio and through the utilization of renewable energy.
Social
Our Corporate Social Responsibility program is evolving to better align with our corporate strategy of offering safe, smart, and sustainable solutions. To that end, we are focusing on community programs that aim to create spaces where people feel safe. By supporting ‘safe places,’ we are helping provide preventative solutions with a broad impact. Through financial contributions and in-kind product donations of smart security systems, ADT can make a difference for these organizations. In addition, ADT employees volunteer for activities in their communities such as for block-beautification events and mentoring programs. ADT also supports a variety of nonprofits through volunteerism, corporate philanthropy, and in-kind product donations.
Governance
ADT prioritizes strong corporate governance, believing that this is the foundation for financial integrity and superior performance. Our board of directors (the “Board of Directors”) is responsible for the oversight of our business and approves our operating values which are reflected in our Code of Conduct (the “Code”).
We are committed to working to ensure all ADT employees uphold our core Company values of trust, collaboration, service, and innovation. This begins with the Code which describes our commitment to our customers, investors, communities, and each other. The Code outlines employee expectations and helps foster a culture of integrity. We adhere to the governance requirements established by federal and state law, the SEC, and the NYSE; and we strive to establish appropriate risk management methods and control procedures to adequately manage and monitor the major risks we may face day to day.
Additional information about our corporate responsibility priorities and approach and related reports are available on our website. The contents of our website and these reports are referenced for general information only and are not incorporated into this Annual Report.
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
Our ability to develop, alone or with third parties, or to acquire new products and services that are technologically innovative requires the investment of significant resources and can affect our competitive position. In addition, the dynamic nature of these changes requires that we simultaneously engage in significant technology developmental efforts across our operations, including platform development, sales, marketing, customer care, customer self-service, virtual service, billing, and other substantive and administrative functions. Upgrading and implementing changes to any one of our systems could present challenges, including potential interruptions to system operations as changes are made, which could disrupt or reduce their efficiency in the short term and temporarily affect the quality of the products and services offered to customers. Moreover, the age of our systems and architecture may present unique challenges that we have not previously encountered as we undertake these developmental efforts simultaneously across our operations. These system updates and development efforts divert resources from other potential investments in our businesses, and they may not lead to the development of new commercially successful technologies, products, or services on a timely basis.
From time to time, we enter into strategic partnerships with third parties to broaden and develop our offerings and marketing efforts. These strategic partnerships may require us to undertake significant commitments and make substantial expenditures and there can be no assurance that the expected benefits from these partnerships will be realized. For example, in July 2020, we entered into the Google Commercial Agreement, pursuant to which Google agreed to supply us with certain Google Devices and Services for sale to our customers. We have agreed, with certain exceptions, to exclusively provide or sell those Google Devices and Services to our customers, although Google can sell the same or similar devices to our competitors who may more successfully commercialize products or services that are competitive to ours, thereby materially harming our business. Given this exclusivity arrangement with Google, if Google fails to perform or to provide Google Devices and Services that continually meet the demands of our customers, or fails to provide continued innovation and investment in their relevant product businesses, or if we fail to provide or sell the Google Devices and Services that Google provides, or if we fail to develop products and services with Google that our customers find desirable, all in a timely manner, or if Google were to begin offering security products or services competitive to our own, our business, financial condition, results of operations, and cash flows could be materially, adversely impacted. In addition, subject to customary termination rights related to breach and change of control, the Google Commercial Agreement has an initial term of seven years from the date that the Google Devices and Services are successfully integrated into our end-user security and automation platform. Product introductions and the timing of such integration are focused on customer experience and are mutually agreed upon. Until such integration occurs, Google has the contractual right to require us, with certain exceptions, to exclusively offer those Google Devices and Services without integration for all new professional installations and for existing customers who do not have ADT Pulse or ADT Control interactive services.
In November 2020, we announced the ongoing development of our proprietary ADT-owned next-generation professional security and automation technology platform. Our comprehensive interactive platform is intended to provide customers with a seamless experience across security, life safety, automation, and analytics through a common application that integrates the user experience, the customer service experience, and back-end support. We may not achieve a successful platform rollout in a timely manner, within budget, or in a manner that enables the commercialization of products and services that meet the continually evolving demands of our customers, any of which could have a material adverse impact on our business, financial condition, results of operations, and cash flows. As we begin to commercialize products based upon our interactive platform, we have adjusted our processes for reviewing and securing intellectual property rights. Nevertheless, we may become the target of additional lawsuits alleging that we have infringed the patents or technology of third parties. Regardless of the merits of these lawsuits and any steps we take to mitigate infringement risk, any allegations could cause us to incur significant costs to defend and resolve, and could harm our business and reputation, any of which could have a material adverse impact on our business, financial condition, results of operations, and cash flows.
In September 2022, we entered into a strategic relationship with State Farm with the goal of expanding our customer base by developing integrated solutions for State Farm’s customers. As part of the strategic relationship, in October 2022, we entered into the State Farm Development Agreement, pursuant to which State Farm committed up to $300 million to fund product and technology innovation, customer growth, and marketing initiatives with us. Subject to the terms of the State Farm Development Agreement, we have agreed not to enter into any development, marketing, distribution, or other arrangement with certain competitors of State Farm and to refrain from developing, marketing, distributing, or making available to certain competitors of State Farm any products or services developed in connection with the State Farm Development Agreement. If we fail to successfully develop products and services that are utilized by State Farm’s customer base pursuant to the State Farm Development Agreement, we may not achieve or realize the anticipated financial, strategic and other benefits of the strategic relationship with State Farm, and our growth prospects and our business, financial condition, results of operations, and cash flows could be materially adversely affected. Subject to termination rights related to breach and change of control, the State Farm Development Agreement has an initial term of three years from October 13, 2022.
Any new or enhanced products and services that we develop alone or pursuant to existing or new agreements with third parties may not satisfy customer preferences, and potential product failures may cause customers to reject our products and services. As a result, these products and services may not achieve market acceptance, and our brand image could suffer. In addition, our competitors may introduce superior products or business strategies, impairing our brand and the desirability of our products and services, which may cause customers to defer or forego purchases of our products and services, or to decline to enter into new monthly installment contracts or to cancel or fail to renew existing contracts. If our competitors implement new technologies before we can implement them, those competitors may be able to provide more effective products than ours, possibly at lower prices, and experience higher adoption rates and popularity. Any delay or failure in the introduction of new or enhanced solutions could harm our business, financial condition, results of operations, and cash flows. In addition, the markets for our products and services may not develop or grow as we anticipate, and any changes in our go-to-market approach may not be seen as favorable by customers. The failure of our technology, products, or services to gain market acceptance, the potential for product defects, or the obsolescence of our products and services could significantly reduce our revenue, increase our operating costs, or otherwise materially adversely affect our business, financial condition, results of operations, and cash flows.
The home security and automation markets in which we sell our products and services are highly competitive, which may result in pressure on our profit margins and limit our ability to maintain or increase the market share of our products and services.
We experience significant competitive pressure in both the do-it-for-me (“DIFM”) and DIY spaces. The monitored security industry is highly fragmented and subject to significant competition and pricing pressures. We experience significant competitive pricing pressures in the DIFM space on installation, monitoring, and service fees. Several competitors offer comparable or lower installation and monitoring fees, and others may charge significantly more for installation, but in many cases, less for monitoring. We also face competition in the DIY space from companies such as SimpliSafe, Apple HomeKit, and Amazon Ring, which enable customers to self-monitor and control their environments without third-party involvement through the Internet, text messages, emails, or similar communications. Some DIY providers may also offer professional monitoring with the purchase of their systems and equipment without a contractual commitment, or offer new IoT devices and services with automated features and capabilities, which may be appealing to customers and put us at a competitive disadvantage. In addition, certain DIY providers have a significantly broader customer base and product offering than us, allowing them to cross-subsidize their offerings through their other product offerings and cross-sell interactive and security solutions that are competitive with our offerings to customers who are loyal to the competitor’s brand. Continuing expansion in customers’ options to choose systems that they can in part or fully install could increase our attrition rates over time and the risk of accelerated amortization of customer contracts resulting from a declining customer base.
In addition, cable, telecommunications, and large technology companies have expanded into the home automation and monitored security industry and are bundling their existing offerings with interactive and monitored security services, often at lower monthly monitoring rates. These companies: (i) may have existing access to and relationships with customers, as well as highly recognized brands, which may drive increased awareness of their security/automation offerings relative to ours; (ii) may have access to greater capital and resources than us; and (iii) may spend significantly more on advertising, marketing, and promotional resources, as well as the acquisition of other companies with home automation solution offerings, any of which could have a material adverse effect on our ability to drive awareness and demand for our products and services. We may also face competition for direct sales from our independent, third-party authorized dealers, who may offer installation in particular markets for considerably less than we do.
Additionally, one or more of our competitors either in the DIFM or DIY space could develop a significant technological advantage over us, allowing them to provide additional or better-quality service or lower prices, which could put us at a competitive disadvantage. Continued pricing pressure, technology improvements, competitor brand loyalty, and continuing shifts in customer preferences toward self-monitoring and DIY could adversely impact our customer base, revenue, and/or pricing structure and have a material adverse effect on our business, financial condition, results of operations, and cash flows. Aggressive pricing strategies adopted by our competitors could cause us to lose market share, reduce our prices, and add significant pressure on our cost structure.
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
Furthermore, the new smart home communication protocol Matter launched in 2022, with new Matter-compatible products already available. The project group was launched and introduced by Amazon, Apple, Google, Comcast, and others, with about 280 members currently in the working group, including ADT. The goal of Matter is to make all smart home devices interoperable which presents risks for our smart home offerings because interoperable smart home offerings make it easier and less costly for consumers to switch providers, making it more difficult for ADT to retain existing subscribers.
If the insurance industry changes its practice of providing incentives to homeowners for the use of alarm monitoring services, we may experience a reduction in new customer growth or an increase in our customer attrition rate.
It has been common practice in the insurance industry to provide a reduction in rates for consumer policies written on homes that have monitored security systems. This practice benefits our business, as it makes our products more attractive and benefits customer retention, However, there can be no assurance that insurance companies will continue to offer these rate reductions.
If these incentives are reduced or eliminated, new homeowners who otherwise might not feel the need for monitored security services would have to be acquired through our standard sales and marketing processes, which could be at a higher cost of acquisition, and existing customers may choose to disconnect or not renew their service contracts, which could increase our attrition rates. In addition, as a result of our strategic relationship with State Farm, other insurance companies may offer rate reduction policies that favor our competitors’ customers or may otherwise modify their practices in detriment of our customers. In each case, our growth prospects and our business, financial condition, results of operations, and cash flows could be materially adversely affected.
The retirement of older telecommunications technology by telecommunications providers and limitations on our customers’ options of telecommunications services and equipment could materially adversely affect our business, increase customer attrition, and require significant capital expenditures.
Certain elements of our operating model have historically relied on our customers’ continued selection and use of traditional copper wireline telecommunications service to transmit alarm signals to our monitoring centers. There is a growing trend for customers to switch to the exclusive use of cellular or IP-based technology in their homes and businesses, as telecommunication providers discontinue their copper wireline services in favor of IP-based technology. Many of our customers’ security systems rely on technology that is not operable with newer cellular or IP-based networks, and as such, will not transmit alarm signals on these networks. The discontinuation of copper landline services, older cellular technologies, and other services by telecommunications providers, as well as the switch by customers to the exclusive use of cellular or IP-based technology, may require system upgrades to alternative, and potentially more expensive, alarm systems to function and transmit alarm signals properly. This could increase our customer revenue attrition, as was the case when we sought to migrate certain customers from the earlier 2G networks, and slow new customer generation.
In February 2022, a major provider of 3G cellular networks began to retire its network and a major provider of Code-Division Multiple Access (“CDMA”) began to do so in December 2022. Of our customers impacted by these retirements, we transitioned, or provided our customers with the means to transition, all but a relatively small number of customer accounts. None of these remaining customers have responded to our multiple requests to upgrade their systems and therefore we could not transition them prior to the relevant transition dates. A failure to effectively transition these customers away from retired networks will result in a loss of signal to the systems and certain services we provide, which may impact our ability to bill and collect for services provided. Implementation of additional service charges in connection with these transitions may cause customers to view such charges unfavorably, which could increase our customer attrition. We cannot know the full impact of network retirement on our customers and therefore on our business until sometime after all such retirements have occurred.
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
Police departments in certain jurisdictions do not respond to calls from monitored security service companies unless certain conditions are met, such as video or other verification or eyewitness accounts of suspicious activities, either as a matter of policy or by local ordinance. We offer video verification or the option to receive a response from private guard companies in certain jurisdictions, which increases the cost of some security systems and may increase the cost to customers. If additional police and fire departments refuse to respond or are prohibited from responding to calls from monitored security service companies unless certain conditions, such as those mentioned above, are met, consumer trust and confidence in our solutions may be damaged and our ability to attract and retain customers could be negatively impacted, and our business, financial condition, results of operations, and cash flows could be materially adversely affected.
Our reputation as a service provider of high-quality security offerings may be materially adversely affected by product defects or shortfalls in customer service.
Our business depends on our reputation and ability to maintain good relationships with our customers, dealers, suppliers, and local regulators, among others. Our reputation may be harmed either through product defects, such as the failure of one or more of our customers’ alarm systems, or shortfalls in customer service. Customers generally judge our performance through their interactions with staff at our monitoring and customer care centers, dealers, and field installation and service technicians, as well as their day-to-day interactions with our products and mobile applications. Any failure to meet customers’ expectations in such customer service areas could harm our reputation or customer relationships and cause an increase in attrition rates or make it difficult to obtain new customers or otherwise have a material adverse effect on our business, financial condition, results of operations, and cash flows.

In addition, we have attempted to control the operating costs of certain of our customer care operations using lower cost labor in certain foreign countries that may be subject to relatively higher degrees of political and social instability and may lack the infrastructure to withstand political unrest or natural disasters. The occurrence of natural disasters, pandemics, political or economic instability, or other activities in such countries could result in the sudden and continued closure of operations that in turn could cause disruptions in our operations and a failure to maintain our existing level and quality of customer care. The practice of utilizing labor based in foreign countries has come under increased scrutiny in the United States. Governmental authorities could seek to limit or penalize our operations, and our customers may not value the services provided by such operations. In addition, we are subject to applicable anti-corruption laws and regulations, such as The Foreign Corrupt Practices Act, that prohibit certain types of payments and which could expose us to significant penalties, fines, settlements, costs and consent orders that may curtail or restrict our business. Any such outcome could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Unauthorized use of our brand names by third parties, and the expenses incurred in developing and preserving the value of our brand names, may materially adversely affect our business.
Our brand names are critical to our success. Unauthorized use of our brand names by third parties may materially adversely affect our business and reputation, including the perceived quality and reliability of our products and services, as well as brand loyalty. We rely on trademark law, company brand name protection policies, and agreements with our employees, customers, business partners, and others to protect the value of our brand names. Despite our precautions, we cannot provide assurance that those procedures are sufficiently effective to protect against unauthorized third-party use of our brand names. In recent years, various third parties have used our brand names to engage in fraudulent activities, including unauthorized telemarketing conducted in our names to induce our existing customers to switch to competing monitoring service providers, lead generation activities for competitors, and obtaining personally identifiable or personal financial information. Third parties sometimes use our names and trademarks, or other confusingly similar variations thereof, in other contexts that may impact our brands. We may not be successful in detecting, investigating, preventing, or prosecuting all unauthorized third-party use of our brand names. Future litigation with respect to such unauthorized use could also result in substantial costs and diversion of our resources. Additionally, pursuant to the Brand License we entered into in connection with the Commercial Divestiture, GTCR is allowed to use the ADT brand and other trademarks for a period of 12 months. During this period, we have limited control over the use of the ADT Commercial brand by GTCR, which may increase the risk of damage to the brand for our remaining businesses. These factors could materially adversely affect our reputation, business, financial condition, results of operations, and cash flows.
Third parties hold rights to certain of our key brand names outside of the U.S.
Our success depends in part on our continued ability to use trademarks to capitalize on our brands’ name-recognition and to further develop our brands in the U.S, as well as in other international markets should we choose to expand and continue to grow our business outside of the U.S. in the future. Not all the trademarks that are used by our brands have been registered in all of the countries in which we may do business in the future, and some trademarks may never be registered in any or all of these countries. Rights in trademarks are generally territorial in nature and are obtained on a country-by-country basis by the first person to obtain protection through use or registration in that country in connection with specified products and services. Some countries’ laws do not protect unregistered trademarks at all or make them more difficult to enforce; and third parties may have filed for “ADT” or marks similar to our blue octagon logo in countries where we have not registered these brands as trademarks. Accordingly, we may not be able to adequately protect our brands everywhere in the world and use of such brands may result in liability for trademark infringement, trademark dilution, or unfair competition.
For example, certain trademarks associated with the ADT brand, including “ADT” and the blue octagon, are owned in all territories outside of the U.S. and Canada by Johnson Controls, which acquired and merged with and into Tyco. In certain instances, such trademarks are licensed in certain territories outside the U.S. and Canada by Johnson Controls to third parties. Pursuant to a trademark agreement entered into between The ADT Corporation and Tyco (the “Tyco Trademark Agreement”) in connection with the separation of The ADT Corporation from Tyco in 2012, which endures in perpetuity, we are prohibited from ever registering, attempting to register or using such trademarks outside the U.S. (including Puerto Rico and the US Virgin Islands) and Canada, and we may not challenge Tyco’s rights in such trademarks outside the U.S. and Canada. Additionally, under the Tyco Trademark Agreement, we and Tyco each has the right to propose new secondary source indicators (e.g., “Pulse”) to become designated source indicators of such party. To qualify as a designated source indicator, certain specified criteria must be met, including that the indicator has not been used as a material indicator by the non-proposing party or its affiliates over the previous seven years. If we are unable to object to Tyco’s proposal for a new designated source indicator by successfully asserting that the new indicator did not meet the requisite criteria, we would subsequently be precluded from using, registering, or attempting to register such indicator in any jurisdiction, including the U.S. and Canada, whether alone or in connection with an ADT brand. Any dilution, infringement, or customer confusion with respect to our brand or use of trade names, or the inability to use such names as we expand our existing and create new strategic relationships, could materially adversely affect our reputation, business, financial condition, results of operations, and cash flows.
In addition, in November 2019, we sold all our shares of ADT Canada to TELUS and, among other things, entered into a non-competition and non-solicitation agreement with TELUS pursuant to which we agreed not to directly or indirectly engage in a business competitive with ADT Canada, subject to limited exceptions, for a period of seven years. In connection with our sale of ADT Canada, we also entered into a patent and trademark license agreement with TELUS granting them (i) the use of our patents in Canada for a period of seven years and (ii) the exclusive rights to use our trademarks in Canada for a period of five years followed by non-exclusive use of our trademarks for an additional two years. Any violation by TELUS of our agreements with them, or their misuse of our intellectual property or behavior by TELUS in a manner that incorrectly reflects poorly on us because of TELUS’s use of our intellectual property could damage our brand and reputation and have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Risks Related to Our Operations
We rely on a significant number of our customers remaining with us as customers for long periods of time.
New customers require an upfront investment, and we generally achieve revenue break-even in less than two and a half years. Accordingly, our long-term profitability is dependent on long customer tenure. This requires that we minimize our rate of customer disconnects, or attrition, which can increase as a result of factors such as customer relocations, problems experienced with our product or service quality, customer service, increased interoperability of smart home devices now or in the future, customer non-pay, unfavorable general economic conditions, and the preference for lower pricing of competitors’ products and services over ours. If attrition rates were to rise significantly, we may be required to accelerate the depreciation and amortization expense for, or to impair, certain of our assets, including with respect to subscriber and customer relationships, which would cause a material adverse effect on our financial condition and results of operations. In addition, if we fail to keep our customers for a sufficiently long period of time, or our attrition rates increase, our profitability, business, financial condition, results of operations, and cash flows could be materially adversely affected.
Delays, costs, and disruptions that result from upgrading, integrating, and maintaining the security of our information and technology networks and systems could materially adversely affect us.
We are dependent on the capacity, reliability, and security of information technology networks and systems, including Internet and Internet-based or “cloud” computing services, to collect, process, transmit, and store electronic information. We have completed a significant number of acquisitions of companies that operate different technology platforms and systems. We are continuously implementing modifications and upgrades to our existing information technology systems to keep up with changing technology and business demands. Aiming to provide a seamless customer experience, we are also integrating systems from our various acquisitions, making changes to legacy systems, replacing legacy systems with successor systems with new functionality, and implementing new systems. We are also implementing modifications to various technology platforms and systems as part of the transition services related to the Commercial Divestiture.
The dynamic nature of these and other changes we are undertaking require that we simultaneously engage in significant technology developmental efforts across our operations, including platform development, sales, marketing, customer care, customer self-service, virtual service, billing, and other substantive and administrative functions. Upgrading and implementing changes to any one of our systems could present challenges, and any delay in making such changes or replacements or in purchasing new systems could have a material adverse effect on our business, financial condition, results of operations, and cash flows. There are inherent costs and risks associated with integrating, replacing, and changing these systems and implementing new systems, including potential disruptions in our sales, operations, and customer service functions which may reduce their efficiency in the short term; loss of customers’ confidential or other information; potential negative reception from customers; potential disruption of our internal control structure; substantial capital expenditures; additional administration and operating expenses; retention of sufficiently skilled personnel to integrate, implement, and operate the new systems and an increase in human capital costs; demands on management time; challenges securing our systems along with dependent processes from cybersecurity threats; and other risks and costs of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems.

If we do not effectively implement our plans to migrate our technology infrastructure to the cloud, we could experience significant disruptions in our operations, which could have a material adverse effect on our results of operations and financial condition.
We plan to migrate our technology infrastructure to the cloud. This initiative is a major undertaking as we migrate and reconfigure our current system processes, transactions, data and controls to a new cloud-based platform. This transition could have a significant impact on our business processes, financial reporting, information systems and internal controls.
As we implement the transition of our technology infrastructure to the cloud, we may need to divert resources away from other important business operations, including management attention. Additionally, we may experience difficulties as we manage these changes and transition our technology infrastructure to the public cloud, including loss or corruption of data, interruptions in service and downtime, increased cyber threats and activity, delayed financial reporting, unanticipated expenses including increased costs of implementation and of conducting business, and lost revenue. Although we plan to conduct design validations and user testing, these may cause delays in transacting our business due to system challenges, limitations in functionality, inadequate management or process deficiencies in the development and use of our systems. Difficulties in implementing or an inability to effectively implement our migration plans could disrupt our operations and harm our business.
As we increase our reliance on cloud infrastructure, our products and services will become increasingly reliant on continued access to, and the continued stability, reliability, and flexibility of third-party cloud services. We have limited control over third-party cloud operations and facilities on which we plan to host our technology infrastructure. Any changes in third-party service levels or any disruptions or delays from errors, defects, hacking incidents, security breaches, computer viruses, DDoS attacks, bad acts or performance problems could harm our reputation, damage our customers’ businesses, and harm our business. Our third-party cloud providers are also vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, war, public health crises, such as COVID-19, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events. Although our transition and migration to the public cloud may increase our risk of liability and cause us to incur significant technical, legal or other costs, we may have limited remedies against third-party providers in connection with such liabilities.
Additionally, our third-party cloud providers may not be able to effectively manage existing traffic levels or increased demand in capacity requirements, especially to cover peak levels or spikes in traffic, and as a result, our customers may experience delays in accessing our solutions or encounter slower performance in our solutions, which could significantly harm the operations of our customers. Interruptions in our services might reduce our revenue, cause us to issue credits to customers, subject us to potential liability, and cause customers to terminate their subscriptions or harm our renewal rates. Finally, we may in the future be unable to secure additional cloud hosting capacity on commercially reasonable terms or at all. If any of our third-party cloud providers increase pricing terms, terminate or seek to terminate our contractual relationship or change or interpret their terms of service or policies in a manner that is unfavorable, we may be required to transfer to another provider and may incur significant costs and experience service interruptions.
Cybersecurity breaches or threats or other unauthorized access or attempts to access to our systems could compromise the security of our systems and otherwise disrupt our normal operations which could have a material adverse effect on our business, results of operations and financial condition.
We collect, process, transmit, and store sensitive and confidential information related to our customers, employees and business partners, as well as proprietary information related to our business, such as business plans and license agreements. This makes us vulnerable to cyber attacks and other attempts to gain unauthorized access to our information and technology networks and systems, including work from home environments. Cyber attacks may come from phishing, malware, ransomware, or other methods. While we implement security measures within our products, services, operations, and, to a limited extent, within other actors’ systems, cyber attacks continue to evolve in sophistication and volume and we may not be able to detect or prevent cybersecurity breaches; the unauthorized access, capture, or alteration of information; the exposure or exploitation of potential security vulnerabilities; distributed denial of service attacks; the installation of malware or ransomware; acts of vandalism; computer viruses; or misplaced data or data loss that could materially adversely impact our reputation, business, financial condition, results of operations, and cash flows. Despite our security measures, we have been the target of a number of these forms of cyber attacks, and we will likely continue to be subject to such attacks in the future. If one of these cyber attacks is successful, it may result in disrupted operations, misstated or misappropriated financial data, theft of our confidential or proprietary or other information, increased cybersecurity protection costs, and reputational damage. In addition, we may be the subject to regulatory scrutiny or exposed to litigation or other claims by affected persons including our customers and business partners. While we maintain insurance coverage that is intended to address certain aspects of data security risks, such insurance coverage may not be sufficient to cover all losses or all types of claims that may arise.
In addition, following the Commercial Divestiture, certain employees of the divested business will have access to our financial and other internal systems for a period of time which exposes us to increased risks related to information theft and unauthorized system access. Any measures we have taken or may take in the future to protect against theft and unauthorized system access cannot provide absolute protection against employees who may wrongfully use such technology, intellectual property, or information, or wrongfully disclose such technology and intellectual, confidential, proprietary, or any other information to third parties, including our competitors.
Our business also requires us to share confidential information with suppliers and other third parties. Third parties, including our partners and vendors, could also be a source of security risk to us, or cause disruptions to our normal operations, in the event of a failure of their own products, components, networks, security systems, and infrastructure. For example, in 2021, one of our vendors, the Ultimate Kronos Group (“Kronos”), which is a workforce management and human capital management cloud provider, experienced a ransomware attack that resulted in Kronos temporarily decommissioning the functionality of certain of its cloud software, requiring us to find alternative methods to properly pay our employees and to monitor the status of the work in progress of certain of our projects in a timely manner. In addition, some of the products we sell and provide services for are categorized as IoT and may become targets for cybercriminals and other actors attempting to gain unauthorized access. The significant increase in the number of our employees working from home further exposes us to security risks. Although we take steps to secure confidential, proprietary or other information that is provided to or accessible by third parties working on our behalf, we cannot be certain that advances in criminal capabilities, new discoveries in the field of cryptography, or other developments will not compromise or breach the technology protecting the networks that access our products and services.
A significant actual or perceived (whether or not valid) theft, loss, fraudulent use or misuse of customer, employee, or other personally identifiable data, whether by us, our partners and vendors, or other third parties, or as a result of employee error or malfeasance or otherwise, non-compliance with applicable industry standards or our contractual or other legal obligations regarding such data, or a violation of our privacy and information security policies with respect to such data, could result in significant remediation costs, administrative fines, litigation or other claims by third parties, or regulatory actions against us. Such an event could additionally result in unfavorable publicity and therefore materially and adversely affect the market’s perception of the security and reliability of our products and services and our credibility and reputation with our customers, which may lead to customer dissatisfaction and could result in lost sales and increased customer revenue attrition.
In addition, we depend on our information technology infrastructure for business-to-business and business-to-consumer electronic commerce. Security breaches of, or sustained attacks against, this infrastructure could create system disruptions and shutdowns that could negatively impact our operations. Increasingly, our products and services are accessed through the Internet, and security breaches in connection with the delivery of our services via the Internet may affect us and could be detrimental to our reputation, business, financial condition, results of operations, and cash flows. There can be no assurance that our continued investments in new and emerging technology and other solutions to protect our network and information systems will prevent any of the risks described herein. In addition, any delay in making such investments due to conflicting budget priorities or otherwise could have a material adverse effect on our business, financial condition, results of operations, and cash flows. There can be no assurance that our insurance will be sufficient to protect against all our losses from any future disruptions or breaches of our systems or other events as described herein.
Uncertainty in the development, deployment, and use of AI in our products and services, as well as our business more broadly, could adversely affect our business and reputation.
We may use systems and tools that incorporate AI-based technologies, including generative AI for customers, experts, and our workforce. As with many new and emerging technologies, AI presents numerous risks and challenges that could adversely affect our business. The development, adoption, and use for generative AI technology remains in early stages and ineffective or inadequate AI or generative AI development or deployment practices by us or third parties could result in unintended consequences. For example, AI algorithms that we use may be flawed or may be based on datasets that are biased or insufficient. In addition, any latency, disruption, or failure in our AI systems or infrastructure could result in delays or errors in our offerings. Developing, testing, and deploying resource-intensive AI systems may require additional investment and increase our costs. There also may be real or perceived social harm, unfairness, or other outcomes that undermine public confidence in the use and deployment of AI. In addition, third parties may deploy AI technologies in a manner that reduces customer demand for our products and services. Any of the foregoing may result in decreased demand for our products or harm to our business, results of operations or reputation.
The legal and regulatory landscape surrounding AI technologies is rapidly evolving and uncertain including in the areas of intellectual property, cybersecurity, and privacy and data protection. For example, there is uncertainty around the validity and enforceability of intellectual property rights related to our use, development, and deployment of AI. Compliance with new or changing laws, regulations or industry standards relating to AI may impose significant operational costs and may limit our ability to develop, deploy or use AI technologies. Failure to appropriately respond to this evolving landscape may result in legal liability, regulatory action, or brand and reputational harm.

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
The components for the security and automation systems that we install or consume are manufactured by third parties. We are therefore susceptible to interruptions in supply and to the receipt of components that do not meet our standards. Our suppliers may be susceptible to disruptions from fire, natural disasters, weather and the effects of climate change (such as sea level rise, drought, flooding, wildfires, and increased storm severity), health epidemics and pandemics, transmission interruptions, extended power outages, human or other error, malicious acts, terrorism, war, sabotage, government actions, or other concerns impacting their local workforce or operations, all of which are beyond our and their control. Any financial or other difficulties our providers face may have negative effects on our business.
We exercise limited control over our suppliers, which increases our vulnerability to problems with the products and services they provide or to their choice of which companies they will allow to sell their products. For example, we are subject to the risk of unique or recurring shortages in materials which are part of our inventory. The 2021-2022 worldwide shortage of electronic components, which caused the lead times for such components’ manufacture and delivery to increase and extended existing commitments by certain manufacturers, and in certain cases, allocations, have improved. However, the lead times have not gone back to pre-2021 levels, and we still have to closely monitor and give earlier forecasts and purchase commitments to suppliers to procure components to accommodate the longer lead times. While a single cause of the shortages was not identified, it was believed that among other reasons, there was a surge in demand for such components and major growth in certain sectors which rely on such components, and these trends may continue and increase. Certain of our key suppliers have seen this impact their ability to obtain certain components which could present challenges to our ability to obtain the inventory necessary to meet the demands of our new and existing customers, and to complete crucial initiatives such as the upgrading of cellular equipment at customer sites to meet new network standards. We are also subject to supply chain disruption should we learn that any of our suppliers is in violation of legislation which bans the import of goods based on their method of production, such as using forced labor or otherwise. This may also result in negative publicity regarding our production methods, and alleged unethical or illegal practices of any of our suppliers and could adversely affect our reputation. Our efforts to minimize the risk of a disruption from a single supplier may not always be effective, and we have experienced some disruptions in our supply chain during recent years. Any continued or more significant interruption in supply could cause significant delays in installations and repairs and the loss of current and potential customers. Although some specific shortages may be resolved, they may recur. From time to time, we may also experience product recalls and other unplanned product repairs or replacements with customers. We have recently experienced such product service events, few of which are material, although there can be no assurance that any such future product service events will not be more extensive or more costly, material to us, and/or require the outlay of cash while we pursue cost recovery from manufacturers and suppliers, and there can be no assurance that we will be successful in pursuing recoveries from those third parties. If a previously installed component were found to be defective, we might not be able to recover the costs associated with its repair or replacement across our installed customer base, and these costs, or the diversion of technical personnel to address the defect could materially adversely affect our business, financial condition, results of operations, and cash flows. Such incidents may also harm our reputation and may result in litigation or other claims from customers. In the event of a product recall or litigation against our suppliers or us, we could experience a material adverse effect on our business, financial condition, results of operations, and cash flows.
We rely on third-party software for key automation features in certain of our offerings and on the interoperation of that software with our own, such as our mobile applications and related platform. We could experience service disruptions if customer usage patterns for such integrated or combined offerings exceed, or are otherwise outside of, system design parameters and we or our third-party provider is unable to make corrections. Such disruptions in the provision of services could result in our inability to meet customer demand, damage our reputation and customer relationships, and materially and adversely affect our business. We also rely on certain software technology that we license from third parties and use in our products and services to perform key functions and provide critical functionality. For example, we license the software platform for our monitoring operations from third parties. Because a number of our products and services incorporate technology developed and maintained by third parties, we are, to a certain extent, dependent upon such third parties’ ability to update, maintain, or enhance their current products and services; to ensure that their products are free of defects or security vulnerabilities; to develop new products and services on a timely and cost-effective basis; and to respond to emerging industry standards, customer preferences, and other technological changes. Further, these third-party technology licenses may not always be available to us on commercially reasonable terms, or at all. If third-party vendors decide not to renew our in-between agreements or to limit our access to their offerings, or the third-party technology becomes obsolete, is incompatible with future versions of our products or services, or otherwise fails to address our needs, we cannot provide assurance that we would be able to replace the functionality provided by the third-party software with technology from alternative providers. Furthermore, even if we obtain licenses to alternative software products or services that provide the functionality we need, we may be required to replace hardware installed at our monitoring centers, work from home environments, and at our customers’ sites, including security system control panels and peripherals, in order to execute our integration of or migration to alternative software products. Any of these factors could materially adversely affect our business, financial condition, results of operations, and cash flows.
We also rely on various third-party telecommunications providers and signal processing centers to transmit and communicate signals to our monitoring facilities and work from home environments in a timely and consistent manner. These telecommunications providers and signal processing centers could deprioritize or fail to transmit or communicate these signals to the monitoring facilities and work from home environment for many reasons, including disruptions from fire, natural disasters, weather, and the effects of climate change (such as sea level rise, drought, flooding, wildfires, and increased storm severity), health epidemics or pandemics, transmission interruption, extended power outages, human or other error, malicious acts, including cyber attacks, provider preferences regarding the signals that get transmitted, government actions, war, terrorism, sabotage, or other conflicts, or as a result of disruptions to internal and external networks or third party transmission lines. The failure of one or more of these telecommunications providers or signal processing centers to transmit and communicate signals to our monitoring facilities and work from home environments in a timely manner could affect our ability to provide alarm monitoring, home automation, and interactive services to our customers. We also rely on third-party technology companies to provide automation and interactive services to our customers. These technology companies could fail to provide these services consistently, or at all, which could result in our inability to meet customer demand and damage our reputation. There can be no assurance that third-party telecommunications providers, signal processing centers, and other technology companies will continue to transmit and communicate signals to our monitoring facilities and work from home environments or provide home automation and interactive services to customers without disruption. Any such failure or disruption, particularly one of a prolonged duration, could have a material adverse effect on our business, financial condition, results of operations, and cash flows. As mentioned above, telecommunications providers have in the past, and may in the future, retire older telecommunications technology, limiting our customers’ options of telecommunications services and equipment, which could materially adversely affect our business, increase customer attrition and require significant capital expenditures.
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
A variety of events have had and could have in the future a significant negative impact on our ability to carry on our normal operations and could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We have business continuity and disaster recovery plans and procedures designed to protect our business against a variety of events, including natural disasters, health epidemics or pandemics and armed conflicts or other hostilities. However, we cannot guarantee that these plans and procedures will prevent or efficiently mitigate the impact of all catastrophic events, especially those which are inherently unpredictable and beyond our anticipated thresholds or impact tolerances. Such events may impact macroeconomic conditions, consumer behavior, labor availability, or damage our facilities and our ability to provide our products and services to customers. Governmental responses to such events, including restrictions to businesses, can also affect the foregoing items and adversely affect our operations. Such events may also heighten other risks disclosed in these risk factors, including, but not limited to, those related to supply chain interruptions and consumer perceptions of our brand and industry. For example, the outbreak of the coronavirus pandemic in 2020 contributed to consumer unease and decreased discretionary spending. In order to maintain our operations, we had to implement measures to protect the health of our employees and our customers. Furthermore, while we maintain insurance, our coverage may not sufficiently cover all types of losses or claims that may arise and we may be unable to adequately offset any losses we may incur.
We rely on monitoring centers and customer care centers as an integral part of our ongoing business operations and we have deployed hybrid and remote working options. The closure of any site or any widespread absence of the employees remaining in any such site could result in a material disruption to our business. Because the majority of employees who staff these operations currently conduct their jobs from home, our work from home environment could subject us to the failure of the communications networks serving our employees which we no longer control and who may not have sufficient back up capabilities. In addition, this work from home environment results in more home access points that are susceptible to cybersecurity attacks, such as computer hacking, computer viruses, worms or other malicious software or malicious activities. In addition, our monitoring centers are listed by UL and must meet certain requirements to maintain that listing. UL has adopted a temporary standard that enables our operators to work from home while remaining within the listing requirements and we must ensure that each such home environment continues to meet all such requirements as well as the UL permanent requirements, which have been established by UL. Our employees who work from home may also experience a decrease in the quality of job performance, whether immediate or over time. Any such impact with respect to our employees who are working from home could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Our independent, third-party authorized dealers may not be able to mitigate certain risks such as information technology breaches, data security breaches, product liability, errors and omissions, and marketing compliance.
We generate a portion of our new customers through our authorized dealer network. We rely on independent, third-party authorized dealers to implement mitigation plans for certain risks they may experience, including, but not limited to, information technology breaches, data security breaches, product liability, errors and omissions, and marketing compliance. In addition, our dealers rely on other third parties to submit orders and transmit data and may themselves be subject to many of these same risks. If our authorized dealers or the third parties on whom they rely experience any of these risks, or fail to implement mitigation plans for their risks, or if such implemented mitigation plans are inadequate or fail, we may be susceptible to business, legal, or reputational risks associated with our authorized dealers on which we rely to generate customers. Any interruption or permanent disruption in the generation of customer accounts or services provided by our authorized dealers could materially adversely affect our business, financial condition, results of operations, and cash flows.
We may pursue business opportunities that diverge from our current business model, or invest in new businesses, services, and technologies outside the traditional security and interactive services market, any of which may materially adversely affect our business results or financial condition.
We have and will continue to pursue and invest in new business opportunities that may diverge from our current business model and practices, including expanding our products or service offerings, investing in new and unproven technologies, adding customer acquisition channels, and forming new alliances with companies to market our services. We can provide no assurance that any such business opportunities or investments will perform as expected. Among other negative effects, our pursuit of such business opportunities could cause our cost of investment in new customers to grow at a faster rate than our recurring revenue and fees collected at the time of installation. In addition, any new business partner may not agree to the terms and conditions or limitations on liability that we typically impose upon third parties. Acquisitions in recent years have also significantly expanded our risk profile. For example, in December 2021 we acquired ADT Solar although our core business was not then extended to the residential solar market. In September 2022, we announced a strategic relationship with State Farm and our intention to develop products and services to satisfy certain needs of State Farm’s property and casualty customers which represents a significant entry point into the insurance industry. Additionally, any new alliances or customer acquisition channels could require large investments of capital to develop such business, or have higher cost structures than our current arrangements, which could reduce operating margins and require more working capital. If working capital requirements exceed operating cash flow, we could be required to draw on our revolving credit facility, or pursue other external financing, which may not be readily available. We may also experience capital loss on some or all our investments, insufficient revenue from such investments to offset new liabilities assumed and expenses associated with these new investments, distraction of management from current operations, and issues not identified during pre-investment planning and due diligence that could cause us to fail to realize the anticipated benefits of such investments and incur unanticipated liabilities. In such cases, we may decide to revise our strategic plans and adjust our operating footprint to optimize our operations, or exit certain businesses or product lines entirely. For example, after recording a series of losses with respect to our acquisition of ADT Solar, we announced in November 2023 a series of steps to rationalize the ADT Solar business, and in January 2024, we made a determination to exit the Solar business entirely. Any of these factors could materially adversely affect our business, financial condition, results of operations, and cash flows.

We continue to integrate our acquisitions, as well as to separate certain shared services following the Commercial Divestiture, which may divert management’s attention from our ongoing operations. We may not achieve all of the anticipated benefits, synergies, or cost savings from our acquisitions or the Commercial Divestiture.
Our historical acquisitions require the integration of separate companies that have previously operated independently. The continued integration of operations, information technology networks and systems, products, and personnel from our acquisitions, as well as the separation of certain shared services following the Commercial Divestiture, will continue to require the attention of our management and place demands on other internal resources. In addition, the overall continued integration of our acquired businesses may be disruptive to our business as a whole and result in material unanticipated problems, expenses, liabilities, competitive responses, and loss of customer relationships. The diversion of management’s attention, and any difficulties encountered in the transition, integration, and divestiture processes, could materially adversely affect our business, financial condition, results of operations, and cash flows.
Further, we continue to integrate the financial reporting systems and processes of various companies we have acquired. Successfully implementing our business plan and complying with the SOX Act and other regulations requires us to be able to prepare timely and accurate consolidated financial statements. Any delay in this implementation of, or disruption in, the transition to new or enhanced systems, procedures, or controls, including internal controls and disclosure controls and procedures, may cause us to present restatements or cause our operations to suffer, and we may be unable to conclude that our internal controls over financial reporting are effective and to obtain an unqualified report on internal controls from our independent registered public accounting firm.
Any of these difficulties in combining operations or separating certain shared services following the Commercial Divestiture could result in increased costs, decreases in the amount of expected revenues, and further diversion of management’s time and energy, which could materially adversely affect our business, financial condition, results of operations, and cash flows.
We have made a determination to fully exit the residential Solar business, following previously-announced plans to rationalize the ADT Solar business, and our exit of the Solar business is subject to uncertainties and risks that may materially adversely affect our financial condition and results of operations.
On November 2, 2023, we announced a series of steps to rationalize the ADT Solar business, significantly reducing the number of ADT Solar branches in light of continued operational challenges and underperformance of operating results relative to expectations. Based on continued assessment of the market and evaluation of Solar operating results, on January 24, 2024, we announced that the Company had made a determination to fully exit the residential solar business, which may include the transition of components of the business to other parties. We expect to complete the ADT Solar Exit during 2024. There can be no assurance regarding the ultimate timing of the ADT Solar Exit or that the ADT Solar Exit will be completed as expected. Unanticipated developments could delay, prevent or otherwise adversely affect the Solar Exit and the anticipated financial impact thereof, including, but not limited to:
•challenges in accurately predicting the costs associated with Solar Exit activities and in anticipating the time necessary to complete an orderly managed exit of the remaining Solar Business;
•challenges in separating personnel, facilities, equipment, intellectual property, and financial or other systems with minimal impact on our remaining business; and
•our ability to offset the loss of revenue resulting from the Solar Exit and the loss of any synergies between ADT Solar and our remaining business.
In connection with the ADT Solar Exit, we anticipate incurring severance and other costs. The ADT Solar Exit, whether or not completed, may result in significant business disruptions, including as a result of the need for management to spend significant time on activities related to the ADT Solar Exit. Moreover, the ADT Solar Exit may disrupt our relationships with customers, suppliers and other third parties, which could make our brand less attractive to consumers and business partners. The ADT Solar Exit, including related charges and the impact of the related workforce reduction, which may include potential legal claims by impacted employees, could have a material adverse effect on our business, operating results and financial condition.
The ADT Solar Exit may also involve continued financial involvement in the discontinued operations, such as by causing us to continue to incur expenses to maintain services for completed installations and to complete those installations which have not yet been completed, or through continuing guarantees, indemnities or other financial obligations, such as a requirement by lenders that we repay outstanding loan amounts for jobs that have not achieved permission to operate in a timely manner or that we are otherwise required to repurchase pursuant to existing loan agreements. The incurrence of any such cost or action could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may not achieve some or all of the strategic and financial benefits that we expect to achieve from the Commercial Divestiture or the Solar Exit which could have a material adverse effect on our financial condition and results of operations.
Although we believe the Commercial Divestiture and the ADT Solar Exit will place us in a better position to prioritize investments in our core business where we intend to drive profitable, capital-efficient revenue growth for the long-term, there can be no assurance that we will achieve such benefits, which could have a material adverse impact on our business, financial condition, results of operations, and cash flows. The anticipated benefits are based on several assumptions, some of which may prove incorrect, and could be affected by factors beyond our control, including, without limitation, general economic conditions, increased operating costs, regulatory developments, and other risks described in these risk factors.
In connection with the Commercial Divestiture, we entered into a transition services agreement (the “Commercial TSA”), pursuant to which the Company and the Commercial Business will provide certain transitional services relating to ongoing support and other administrative functions to each other for a transitional period of up to 24 months after the closing of the Commercial Divestiture. We rely on the Commercial Business to satisfy its obligations under the Commercial TSA. If the Commercial Business is unable to satisfy its obligations under the Commercial TSA, or if the transition of services covered by the Commercial TSA takes longer to complete than expected, it could have a material and adverse effect on our business, financial condition, and results of operations. In addition, we may not be able to eliminate certain costs after the completion of the transition period covered by the Commercial TSA. If we are unable to eliminate some of these costs or effectively work with our supplies to reduce the costs associated with fewer employees or customers, it could have a material and adverse effect on our business, financial condition, and results of operations.
ADT will be a less diversified business following the Commercial Divestiture and the ADT Solar Exit, which may adversely affect ADT’s results of operations and financial condition.
Prior to the Commercial Divestiture, ADT had three business segments, CSB, Commercial, and Solar. The Commercial Divestiture resulted in ADT being a smaller, less diversified company more focused on consumers, potentially making ADT more vulnerable to changing market, regulatory, and economic conditions following the Commercial Divestiture, particularly those affecting consumers and small businesses. Additionally, we recently announced plans to exit our Solar business. Once the ADT Solar Exit is completed, we will be entirely dependent on CSB, and any trends or uncertainties affecting CSB will directly affect ADT’s results of operations and financial condition in the future. Macroeconomic headwinds or changes in consumer preferences could have a greater impact on our business following the Commercial Divestiture and the ADT Solar Exit which could have a material adverse effect on our business, results of operations, and financial condition.
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
We also rely on marketing by social media influencers and celebrity spokespersons that represent the ADT brand to generate new customers. These marketing efforts may not be successful or appeal to consumers. The promotion of our brand, products, and services by social media influencers and celebrities is subject to FTC regulations, including, for example, a requirement to disclose any compensatory arrangements between ADT and influencers in any reviews or public statements by such influencers about ADT or our products and services. These social media influencers and celebrities, with whom we maintain relationships, could also engage in activities or behaviors or use their platforms to communicate directly with our customers in a manner that violates applicable regulations or reflects poorly on our brand and that behavior may be attributed to us or otherwise adversely affect us. In connection with the promotion of ADT’s brand by influencers and celebrities, ADT is also subject to a twenty-year FTC consent decree from 2014 which requires adherence to a robust internal compliance process. In addition, influencers and celebrities who are associated with ADT may engage in behavior that is unrelated to ADT but that causes damage to our brand because of these associations. Any such activities or behaviors of the social media influencers or celebrities we engage, or our failure to adhere to the compliance processes as required by the FTC consent decree, could have a material adverse effect on our business, financial condition, results of operations, and cash flows, or on our reputation.
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
Our success depends in part upon the continued services of sufficient talent at all levels of our organization, including, our management team, sales representatives, installation and service technicians and call center talent. Our ability to recruit and retain sufficient talent for these positions is based on our reputation as a successful business with a culture of fairly hiring, training, and promoting qualified employees. However, our success could be impacted adversely by the competitive labor environment and require us to incur wages and benefits in excess of our planned expenditure. Labor shortages in recent years made talent recruitment particularly challenging and competitive. In addition, we acquire businesses from time to time that have rates of employee attrition significantly higher than our own and we may experience difficulty or delay in hiring to fill positions due to these higher rates or in bringing the employee attrition rate of such acquired businesses to a level consistent with our own. The loss of experienced personnel through wage competition, normal attrition (including retirement), or specific actions such as divestitures, cost structure rationalizations, or other business exit activity, may adversely affect our reputation among job seekers, demoralize our remaining employees, and result in loss of critical knowledge. The loss, incapacity, or unavailability for any reason of sufficient personnel at any level of our organization, higher than expected payroll and other costs associated with the hiring and retention of sufficient talent at all levels of our organization, or the inability or delay in hiring new employees, whether in management, sales, installation and service technicians, or call center personnel, could materially and adversely affect our business financial condition, results of operations, and cash flows.
The loss of or changes to our senior management could disrupt our business.
Competition for senior management talent having security and home automation industry experience has increased. Factors that impact our ability to attract and retain senior management include compensation and benefits and our successful reputation as a top provider in these industries. Our success partly depends on the ability of our CEO, Mr. James D. DeVries, along with the ability of other senior management and key employees, to effectively implement our business strategies and to continue to identify and grow talent through our annual strategic talent planning process. In addition, the success of our business depends on highly qualified leaders with relevant industry and operational experience, as well as the entire management team. The unexpected loss of any member of our senior management team and the related loss of their knowledge of products, offerings, and industry experience, and the difficulty of quickly finding qualified senior management talent to replace any such loss, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Adverse developments in our collective bargaining agreements or other agreements with some employees could materially and adversely affect our business, financial condition, results of operations, and cash flows.
As of December 31, 2023, approximately 800 of our employees at various sites, or approximately 6% of our total workforce, were represented by unions and covered by collective bargaining agreements. We are currently a party to approximately 17 collective bargaining agreements. About one-third of these agreements are up for renewal in any given year. Additionally, and especially in light of recent actions taken by the National Labor Relations Board, we could be subject to further attempts to organize some or all of our non-management employee base. We cannot predict the outcome of negotiations of the collective bargaining agreements covering our employees. If we are unable to reach new agreements or renew existing agreements, employees subject to collective bargaining agreements may engage in strikes, work slowdowns, or other labor actions, which could materially disrupt our ability to provide services. New labor agreements or the renewal of existing agreements may impose significant new costs on us, limit our opportunities to improve our cost structure, and could materially and adversely affect our business, financial condition, results of operations, and cash flows in the future.
If we fail to maintain effective internal control over financial reporting at a reasonable assurance level, we may not be able to accurately report our financial results, which could have a material adverse effect on our operations, investor confidence in our business and the trading prices of our securities.
We identified a material weakness in our internal control over financial reporting as of December 31, 2022 and may identify additional material weaknesses in internal control over financial reporting in the future. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. While we believe we have now remediated the material weakness previously reported in our Amended 2022 Annual Report, we cannot assure you that additional material weaknesses in internal control over financial reporting will not occur in the future. The remediation of any such material weaknesses could require us to incur significant expenses. Moreover, if we fail to remediate any material weakness in a timely manner, that may adversely affect our ability to record, process, summarize and report financial information timely and accurately and, as a result, our financial statements may contain material misstatements or omissions.
In addition, it is possible that a material weakness may exist without being identified. Such a failure could cause our financial statements to contain material misstatements or omissions and could also result in regulatory scrutiny, and cause investors to lose confidence in our reported financial condition, lead to a default under our indebtedness and otherwise have a material adverse effect on our business, financial condition, results of operations, and cash flows, and on our reputation with investors and with business partners.
Risks Related to Regulations and Litigation
If we fail to comply with constantly evolving laws, regulations, and industry standards addressing information and technology networks and systems, privacy, and data security, we could face substantial penalties, liability, and reputational harm, and our business, financial condition, results of operations, and cash flows could be materially adversely affected.
The confidential data and information collected in the normal course of our business, as well as portions of the significant volume of third party data that we or our partners collect and retain, is subject to certain laws and regulations. Our ability to analyze this data to provide the customer with an improved user experience is a valuable component of our services, but we cannot provide assurance that the data we require will be available from these sources in the future or that the cost of such data will not increase. If the data that we require is not available to us on commercially reasonable terms or at all, we may not be able to provide certain parts of our current or planned products and services, and our business, financial condition, results of operations, and cash flows could be materially adversely affected.
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
In connection with the Commercial Divestiture, we have agreed to provide transitional services to GTCR for a period of up to 24 months and to license our ADT Commercial brand for 12 months. These arrangements allow for the use of our trademarks and certain intellectual property and limited use of the ADT Commercial brand, which may cause us to incur unanticipated costs and liabilities and which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Additionally, during the period covered by the brand license, we have limited control over the use of the ADT brand by GTCR, which may increase the risk of damage to the brand for our remaining businesses, which could negatively impact our reputation, results of operations, and financial condition.
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
We may be subject to claims of intellectual property infringement by third parties. In particular, as our services have expanded, we have become subject to claims alleging infringement of intellectual property, including litigation brought by special purpose or so-called “non-practicing” entities that focus solely on extracting royalties and settlements by alleging infringement and threatening enforcement of patent rights. These companies typically have little or no business or operations, and there are few effective deterrents available to prevent such companies from filing patent infringement lawsuits against us. Our exposure to intellectual property infringement claims may increase as we continue to build our proprietary platform announced in November 2020 as part of our partnership with Google, as we modify and expand our offerings under our partnership with State Farm, or otherwise modify and expand our existing intellectual property in the future. In addition, we rely on licenses and other arrangements with third parties covering intellectual property related to many of the products and services that we market. Notwithstanding these arrangements, we could be at risk for infringement claims from third parties. Additionally, our patent agreement with Tyco, which generally includes a covenant by Tyco not to bring an action against us alleging that the manufacture, use, or sale of any products or services in existence as of the date of our separation from Tyco infringes any patents owned or controlled by Tyco and used by us on or prior to such date, does not protect us from infringement claims for future product or service expansions. In general, any claims or litigation, even those without merit and regardless of the outcome, could cause us to cease marketing certain services or using certain technologies; obtain licenses from the holders of the intellectual property at a material cost or on unfavorable terms; pay significant ongoing royalty payments, settlements, or licensing fees; satisfy indemnification obligations; or to take other potentially costly or burdensome actions to avoid infringing third-party intellectual property rights. The litigation process is costly and subject to inherent uncertainties, and we may not prevail in litigation matters regardless of the merits of our position. Intellectual property lawsuits or claims may become extremely disruptive if the plaintiffs succeed in blocking the trade of our products and services and may have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
We rely on telemarketing, email marketing, door-to-door sales, and other marketing channels, including social media conducted internally and through third parties to generate a substantial number of leads for our business, all of which are subject to federal, state and local regulation. Telemarketing and email marketing activities are subject to an increasing amount of regulation in the U.S. Regulations have been issued by the FTC and the FCC that place restrictions on unsolicited telephone calls to residential and wireless telephone customers, whether direct dial or by means of automatic telephone dialing systems, prerecorded, or artificial voice messages and telephone fax machines, and require us to maintain a “do not call” list and to train our personnel to comply with these restrictions. The FTC regulates sales practices generally and email marketing and telemarketing specifically, including through their consent decree on ADT that regulates our use of social media influencers and celebrities, and has broad authority to prohibit a variety of advertising or marketing practices that may constitute “unfair or deceptive acts or practices.” Most of the statutes and regulations in the U.S. applicable to telemarketing and email marketing allow a private right of action for the recovery of damages or provide for enforcement by the FTC and FCC, state attorneys general, or state agencies permitting the recovery of significant civil or criminal penalties, costs and attorneys’ fees if regulations are violated. Although we have developed policies and procedures designed to assist in compliance with these statues, regulations, and consent decree, we can provide no assurance that we, our authorized dealers or other third parties that we rely on for telemarketing, email marketing, and other lead generation activities will be in compliance with all applicable regulations at all times. Although our contractual arrangements with our authorized dealers, affinity marketing partners, and other third parties generally require them to comply with all such regulations and to indemnify us for damages arising from their failure to do so, we can provide no assurance that the FTC and FCC, private litigants, or others will not attempt to hold us responsible for any unlawful acts conducted by our authorized dealers, affinity marketing partners and other third parties or that we could successfully enforce or collect upon any indemnities. Additionally, certain FCC rulings and FTC enforcement actions may support the legal position that we may be held vicariously liable for the actions of third parties, including any telemarketing violations by our independent, third-party authorized dealers that are performed without our authorization or that are otherwise prohibited by our policies. The FCC, FTC, and state agencies have relied on certain actions to support the notion of vicarious liability, including, but not limited to, the use of our brand or trademark, the authorization or approval of telemarketing scripts, or the sharing of consumer prospect lists. Changes in such regulations or the interpretation thereof that further restrict such activities could result in a material reduction in the number of leads for our business and could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Our business operates in a regulated environment and any new, or changes to existing, laws or regulations, or our failure to comply with any such rules or regulations could be costly to us, harm our business and operations, and impede our ability to grow our existing business, any new businesses that we acquire, or investment opportunities that we pursue.
Our operations and employees are subject to various federal, state, and local laws and regulations in such areas as consumer protection, occupational licensing, environmental protection (including climate change regulations), labor and employment, tax, permitting, and other laws and regulations. Most states in which we operate have company and employee licensing laws directed specifically toward the sale, installation, monitoring, and maintenance of security devices, as well as laws and regulations pertaining to solar systems and energy storage solutions that were part of our business before the ADT Solar Exit. Our business relies heavily upon the use of both wireline and wireless telecommunications to communicate signals, and telecommunications companies are regulated by federal, state, and local governments.
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
The FTC and certain states have consumer protection laws and regulations governing the manner in which providers of consumer services must manage customer subscriptions, autorenewals, and negative option billing arrangements. In March of 2023, the FTC proposed to consolidate and significantly expand certain federal consumer protections through new rules concerning certain “negative option offers,” whereby a consumer’s silence or failure to take affirmative action to reject a good or service or to cancel a subscription is interpreted as acceptance or continuing acceptance of an offer. Several states have followed suit and have enacted or have proposed to enact similar regulations concerning autorenewals, cancellation rights and negative option arrangements. ADT sells its services to consumers on a subscription basis. The proposed FTC rule and certain proposed state regulations concerning subscription services may require ADT to provide additional notices to consumers regarding the end of fixed term contract commitments, limit ADT’s ability to market discounted or free trials to new customers and, in some cases, require ADT to seek additional customer consents to continue providing services past the end of minimum contract term commitments, each of which may have a material adverse effect on ADT’s ability to attract and retain customers.
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
Generally, if a customer cancels their contract with us prior to the end of the initial contract term, we may charge the customer an early cancellation fee. Consumer protection policies or legal precedents could be proposed or adopted to restrict the charges we can impose upon contract cancellation. Such initiatives could compel us to increase our prices during the initial term of our contracts and consequently lead to less demand for our services and increased customer attrition. Adverse judicial determinations regarding these matters could cause us to incur legal exposure to customers against whom such charges have been imposed and expose us to the risk that certain of our customers may seek to recover such charges through litigation, including class action lawsuits. Any such loss in demand for our services, increase in attrition, or the costs of defending such litigation and enforcement actions could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
In March 2015, the FCC released net neutrality rules prohibiting broadband Internet providers from blocking, throttling, or engaging in “paid prioritization” of content or services. These rules were repealed in 2017, and currently neither the U.S. on a federal level nor most other countries have adopted formal net neutrality open Internet rules. Although in response to the elimination of federal protections, a handful of U.S. states have adopted their own versions of net neutrality, this patchwork of state requirements cannot guarantee that all consumers are protected from conduct harmful to Internet openness. In October 2023, the FCC proposed new rules that if adopted as proposed, would reinstate the net neutrality rules and restore broadband internet access service’s classification as a telecommunications service and a commercial mobile service under Title II of the federal Communications Act of 1934, as amended. However, we cannot be certain that these rules will be adopted as proposed, if at all. Absent net neutrality or open Internet rules, Internet providers, some with competing security businesses, could block or throttle ADT signals in a way that impacts our business and could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Given the nature of our business, we are exposed to greater risks of liability for employee acts or omissions or system failures than may be inherent in other businesses.
If a customer or third-party believes that it has suffered harm to person or property due to an actual or alleged act or omission of one of our authorized dealers, independent contractors, employees or others, or due to a security or automation system failure, they (or their insurers) may pursue legal action against us, and the cost of defending the legal action and of any judgment against us could be substantial. In particular, because our products and services are intended to help protect lives and real and personal property, we may have greater exposure to litigation risks than businesses that provide other consumer and small business products and services. In the event of litigation with respect to such matters, it is possible that the risk-mitigation provisions in our standard customer contracts may be deemed not applicable or unenforceable and, regardless of the ultimate outcome, we may incur significant costs of defense that could materially adversely affect our business, financial condition, results of operations, and cash flows, and there can be no assurance that any such defense efforts will be successful.
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
For example, in January 2024, the U.S. Department of Labor (“DOL”) issued a new rule that revises the DOL’s guidance on how to determine who is an employee or independent contractor under the Fair Labor Standards Act (“FLSA”). Previously, the law provided five factors to guide the inquiry into a worker’s status as an employee or independent contractor, with two of these factors carrying greater weight in the analysis. The new rule, effective in March 2024, implements a non-exhaustive multi-factor economic reality test where no one factor or subset of factors would be necessarily dispositive and the weight of each factor would depend on the facts and circumstances of the particular case. Also, in a decision issued on June 13, 2023, the

National Labor Relations Board (“NLRB”) overruled its 2019 independent contractor standard which focused on whether workers have “entrepreneurial opportunity,” and returned to a non-exhaustive common law multi-factor analysis that could lead to more workers being found to have been improperly classified as independent contractors. Under the new legal framework, it may be more likely for our independent contractors or our subcontractors to be classified as our employees, resulting in such individuals becoming entitled to the reimbursement of certain expenses, to the benefit of wage-and-hour laws, and to the protections under the National Labor Relations Act including the right to organize for union representation. If such classification was made, we could also be liable for employment and withholding tax and benefits for such individuals, and liable to such individuals for violations of other laws protecting employees. Any such determination could result in a material reduction of the number of subcontractors we can use for our business or significantly increase our costs to serve our customers, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
In addition, in November 2021, President Biden signed the Secure Equipment Law into effect, and in November 2022, the FCC adopted rules stating that they will no longer review or give licenses to the equipment that makes use of radio frequencies manufactured by companies believed to pose a national security threat, including Huawei, ZTE, Dahua, and Hikvision. This could impact our ability to source products compatible with a customer’s existing system, or make repairs if new, compatible equipment cannot be sourced. In the November 2022 order, the FCC also issued an additional Notice of Proposed Rulemaking in which it asks if existing authorizations should be revoked, and if so, how. If existing authorizations were revoked, it could limit ADT’s ability to maintain and service existing customer equipment. It could also force some customers to replace equipment currently in service. We are also subject to supply chain disruptions should we learn that any one of our suppliers is in violation of legislation such as the Uyghur Forced Labor Prevention Act signed into law in December 2021, which bans the import of goods based on their method of production, such as through the use of forced labor, or otherwise. Any inability to source product, product parts, or other components required by our business in a timely and cost-effective manner could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Risks Related to Macroeconomic and Related Factors
General economic conditions can affect our business, and we are susceptible to changes in the business economy, in the housing market, and in business and consumer discretionary income, which may inhibit our ability to grow our customer base and impact our results of operations.
Demand for our products and services is affected by the general economy, the business environment, and the turnover in the housing market, among other things. Downturns in the general economy, the business environment, and the housing market would reduce opportunities to make sales of our products and services. Downturns in the rate of the sale of new and existing homes, which we believe drives a substantial portion of our new residential customer volume in any given year, and downturns in the rate of commercial property development, which may drive demand for our small business offerings, would reduce opportunities to make new sales and reduce opportunities to take over systems. Recoveries in the housing market increase the occurrence of relocations, which may lead to customers disconnecting service and not contracting with us in their new homes.

The demand for our products and services is also dependent, in part, on national, regional, and local economic conditions, as well as our customers’ level of discretionary income. When our customers’ discretionary income is reduced (such as by higher housing, energy, interest, operating or other costs, or where the actual or perceived wealth of customers has decreased as a result of circumstances such as lower real estate values, increased foreclosure rates, inflation, increased tax rates, or other economic disruptions), we could experience increased attrition rates and reduced customer demand in home automation systems. Where levels of business activity decline, the small business customers could experience increased attrition rates and reduced demand for our offerings. No assurance can be given that we will be able to continue acquiring quality customers or that we will not experience higher attrition rates. Our long-term revenue growth rate primarily depends on installations and new contracts exceeding disconnects. If customer disconnects or defaults increase, our business, financial condition, results of operations, and cash flows could be materially adversely affected.
Rising interest rates or increased consumer lender fees could adversely impact our sales, profitability, and our financing costs.
Our business model, in part, relies on customers financing the purchase price of their system through ADT or third-party lenders. Those lenders charge us fees on the principal balance of those loans. Rising interest rates, as we have experienced during recent years and which we may continue to experience, may increase the lenders’ cost of capital and those increased costs will result in an increase in the fees charged to us. In addition, where we have committed to provide financing internally, as interest rates rise, our cost of capital also gets more expensive and we may not be able to pass on such increased costs to our customers. Any increase in those fees or costs will have an adverse impact on our ability to offer attractive pricing to customers, which could negatively impact our sales and profitability, or increase the cost to us upon the sale of our aggregated customer loans. Any such outcome could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
A substantial part of our CSB revenue is derived from the recurring monthly revenue due from customers under alarm monitoring contracts and we are subject to credit risk and other risks associated with our customers, dealers, and third-party lenders.
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
Some of these customer financing options may be supported by financing arrangements with third parties, including uncommitted receivables securitization financing agreements, which may impose or result in limitations on the products and services we offer that are financed under such arrangements. These limitations may adversely affect our relationships with customers, and may subject us to risk with respect to our ability to generate current levels of cash flow should, for example, such arrangements be terminated. In addition, rising interest rates, as we have experienced during 2022 and 2023 and which we may continue to experience, could increase the financing costs of our products and services substantially. Any such result could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We also placed a substantial reliance on third party lenders in order to access loan products for our customers in our solar segment. The financial difficulty or insolvency of any such third party lender has and may in the future result in a delay in customer installations, a write-off in accounts receivables, or other negative impacts on the customer experience or our financial condition. In addition, any disruption in our relationship with a third party lender could have an adverse impact on certain customer relationships or result in liability to us. For example, in 2022, a large third party lender notified us that it had entered insolvency proceedings which caused disruptions to our business and lost sales for certain customers who could not secure alternate financing options. Certain third party lenders also have the contractual right to require us to repurchase loans if we fail to achieve certain contractual milestones with respect to customer installations. If any of our third party lenders invokes such a right, the necessary repurchases could have a material, adverse effect on our cash flow for the quarter in which they occur. Industry trends could also change, for example, by third party lenders more systematically requiring the repurchase of loans, or requiring a guarantee with respect to amounts that such lenders would otherwise require be repurchased, if we fail to achieve the relevant milestones. In February 2023, one of our largest third party lenders of loans advised us that they are implementing such policies effective during the first quarter of 2023, with additional policy changes forthcoming this year, and we are in discussions with them regarding the relevant loan portfolio. We cannot predict the timing or extent to which the broader industry will implement such changes or the related impact on us. Failure to maintain effective customer financing options and satisfactory relationships with third party lenders or the decision by a third party lender to require us to repurchase or guarantee loans could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Offering additional commercial terms and financing options, and transitions between such options, may introduce operational complexity, require the devotion of resources that could otherwise be deployed elsewhere, and may increase market valuation risks due to differences in the financial treatment of different offerings. Such increased offerings or transitions between different offerings or equipment ownership models could also result in customer confusion or dissatisfaction, limit or remove our ability to offer “free device” promotions or other customer satisfaction programs critical for customer acquisition and retention, and may provide competitors with the opportunity to target our existing and potential clients by offering such “free device” promotions, or other customer satisfaction programs that we may be unable to offer. Any of the foregoing could materially adversely affect our business, financial condition, results of operations, and cash flows.
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
As of December 31, 2023, we had a carrying value of goodwill and other identifiable intangible assets of approximately $9.8 billion. We review goodwill and indefinite lived intangible assets for impairment at least annually. We review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset or asset group may not be fully recoverable. Impairment may result from, among other things, deterioration in performance; adverse market conditions; adverse changes in applicable laws or regulations, including changes that restrict our activities or affect the products and services we offer; challenges to the validity of certain registered intellectual property; reduced sales of certain products or services incorporating registered intellectual property; increased attrition; and a variety of other factors. For example, during 2023 and 2022, we recorded cumulative goodwill impairment charges of $712 million related to our Solar reporting unit due to continued deterioration of industry conditions, general macroeconomic decline, underperformance of the reporting unit’s operating results relative to expectations, and, during the third quarter of 2023, our decision to close a significant number of branches and reduce headcount. Following these goodwill impairment charges, the balance of goodwill in the Solar reporting unit is zero. It is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of goodwill or other identifiable intangible assets in our CSB segment could have a material adverse effect on our financial condition and results of operations.
We have significant deferred tax assets, and any impairments of or valuation allowances against these deferred tax assets in the future could materially adversely affect our results of operations, financial condition, and cash flows.
We are subject to income taxes in the U.S. and Canada, and in various state, territorial, provincial, and local jurisdictions. The amount of income taxes we pay is subject to our interpretation and application of tax laws in jurisdictions in which we file. Changes in current or future laws or regulations, the imposition of new or changed tax laws or regulations, or new related interpretations by taxing authorities in the jurisdictions in which we file could materially adversely affect our business, financial condition, results of operations, and cash flows.

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
As of December 31, 2023, we had $7.9 billion face value of outstanding indebtedness, excluding finance leases, and we may increase our debt level at any time. Such substantial indebtedness negatively impacts our business because:
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
•an increase in interest rates, as experienced recently or as we may experience in the future, could significantly increase the cost of our variable rate debt and make any refinancing of our current fixed rate debt significantly more costly. Although we have interest rate swap contracts that hedge certain of our interest rate exposure on variable rate debt, the majority of which mature in 2026, those hedges are themselves subject to counterparty risks and may prove to be insufficient. Moreover, any unhedged variable rate debt maturing beyond 2026 and any refinancing of current fixed rate debt exposes us to changes in market rates;
•any downgrade to our credit rating may increase our cost of borrowings and any refinancing could be on terms or with conditions that limit our ability to successfully conduct business in the future; and
•any inability to service or refinance our debt or acceleration of debt due could result in default which could result in all of our outstanding debt becoming due and payable, an inability to access our revolving credit facility, foreclosure against our assets, and bankruptcy or liquidation.

In 2023, we used the net proceeds of the Commercial Divestiture and cash on hand to reduce our debt by approximately $2 billion. However, we can provide no assurance that our business will generate sufficient cash flow from operations to service or repay our debt, or that we will have the ability to issue new debt, draw on our revolving credit facility or fund other alternative sources of funds to satisfy our obligations. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, could result in a material adverse effect on our business, financial condition, results of operations, and cash flows.
Our debt agreements contain restrictions that limit our flexibility and limit the manner in which we conduct our business and finance future operations or capital needs, which would have a material adverse effect on our business and financial condition.
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
The market price of our common stock could vary significantly as a result of a number of factors, some of which are beyond our control. In the event of a drop in the market price of our common stock, you could lose a substantial part or all of your investment in our common stock. Among others, the following factors could affect our stock price:
•our business performance and prospects, including the success of our strategic relationship with State Farm, our partnership with Google and our ADT Solar rationalization activity and subsequent determination to exit the ADT Solar business;
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
•the nominating and corporate governance committee be composed entirely of independent directors; and
•the compensation committee be composed entirely of independent directors.

We use, and intend to continue using, these exemptions as long as we remain a controlled company. Accordingly, stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.
If we fail to establish and achieve the objectives of our ESG program, or if we fail to report on such ESG matters, consistent with investor, customer, employee, or other stakeholder expectations, and in compliance with legal and regulatory requirements, we may not be viewed as an attractive investment, service provider, workplace, or business, which could have a negative effect on our Company.
Investors are placing a greater emphasis on non-financial factors, including ESG, when evaluating investment opportunities. In 2022, we released our first publicly-available corporate ESG Report which included a Sustainable Accounting Standards Board (“SASB”) Index report. In our Impact Report and other disclosures, including in various filings with the SEC, we detail our sustainability progress. ESG initiatives and goals may be difficult and expensive to implement and may not advance at a sufficient pace. If we are unable to provide sufficient and accurate disclosures about our ESG practices, or if we fail to establish and achieve the objectives of our ESG program, which could include targets or commitments, consistent with investor, customer, employee, or other stakeholder expectations, we may not be viewed as an attractive investment, service provider, workplace, or business and we may be exposed to potential liability or litigation, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. In addition, there exists certain “anti-ESG” sentiment among some individuals and government institutions. Given the dynamic nature of ESG standards, expectations and regulations, which may change over time, we may from time to time need to update or otherwise revise our current practices, goals and initiatives, including in response to legislative or legal developments. As we continue to establish our ESG related initiatives, we could face a negative reaction or legislation that impedes our activities or reflects poorly upon the Company, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
•empowering only the Board of Directors to fill any vacancy on our Board of Directors (other than in respect of a director designated by Apollo or other investors in our indirect parent entities), whether such vacancy occurs as a result of an increase in the number of directors or otherwise;
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
Additionally, Section 203 of the Delaware General Corporation Law (“DGCL”) prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, unless the business combination is approved in accordance with the statute. An interested stockholder includes a person, individually or together with any other interested stockholder, who within the last three years has owned 15% or more of our outstanding voting stock, or who is our affiliate or associate and owned 15% or more of our outstanding voting stock at any time within the three years immediately prior to the date on which it is sought to be determined whether such person is an interested stockholder. Our amended and restated certificate of incorporation includes a provision that, with limited exceptions, restricts us from engaging in any business combination with an interested stockholder for three years following the date that person becomes an interested stockholder. Such restrictions do not apply to any business combination between Apollo or their direct and indirect transferees (as these terms are defined in the amended and restated certificate of incorporation) and any affiliate thereof, on the one hand, and us, on the other.
Our amended and restated certificate of incorporation provides for exclusive forum provisions which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes.
Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Chancery Court of the State of Delaware shall be, to the fullest extent permitted by law, the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf; (b) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or stockholders; (c) any action asserting a claim arising pursuant to any provision of the DGCL or of our amended and restated certificate of incorporation or our amended and restated bylaws; or (d) any action asserting a claim against us or any of our directors or officers governed by the internal affairs doctrine. In addition, our amended and restated certificate of incorporation also provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. The exclusive forum provision in our amended and restated certificate of incorporation does not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. To the extent that any such claims may be based upon federal law claims, Section 27 of the Exchange Act creates federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of and, to the fullest extent permitted by law, to have consented to the provisions described in this paragraph. These provisions may limit a stockholders’ ability to bring a claim in a judicial forum of their choosing, which may discourage lawsuits against us and our directors, officers, and other employees.
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
Our amended and restated certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred securities having such powers; designations; preferences; limitations; and relative, participating, optional, or other rights, including preferences over our common stock with respect to dividends and other distributions, as our Board of Directors may determine. The terms of one or more classes or series of preferred securities could adversely impact the voting power or value of our common stock. For example, we might grant holders of preferred securities the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred securities could affect the residual value of the common stock.
We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term shareholder value. Share repurchases and dividend payments, including recent changes in the amount of our dividend, could also increase the volatility of the trading price of our stock and will diminish our cash reserves.
Our Board of Directors has authorized a share repurchase plan (the “Share Repurchase Plan”), pursuant to which the Company is authorized to repurchase, through late January 2025, up to a maximum aggregate amount of $350 million of shares of the Company's common stock. We cannot guarantee that the Share Repurchase plan will be fully consummated. The Company is not obligated to repurchase any of its shares of common stock, and the timing and amount of any repurchases will depend on legal requirements, market conditions, stock price, the availability of the safe harbor provided by Rule 10b-18 under the Exchange Act, alternative uses of capital, and other factors. Further, our share repurchases could affect our share trading prices, increase their volatility, reduce our cash reserves and may be suspended or terminated at any time, which may result in a decrease in the trading price of our stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 1C. CYBERSECURITY.
We view cybersecurity as the prevention and timely detection and correction of any unauthorized occurrence or series of related unauthorized occurrences that are on or conducted through ADT’s information systems and that jeopardizes the confidentiality, integrity, or availability of ADT’s systems or any information residing therein. We believe that the safety, security, and privacy of our customers are fundamental to the services we provide. Our cybersecurity policies guide us as we strive to continuously enhance methods, best practices, and technologies to better monitor and protect customer data and inform and enable customers to make choices about their data privacy. We carefully consider data privacy when developing our own products and when incorporating products provided by our business partners.
Risk Management and Strategy
As part of our Enterprise Risk Management program, ADT identifies, assesses, and develops risk mitigation plans for the company, including those relating to cybersecurity risks. The Company’s Chief Information Security Officer (“CISO”), who is designated as a Certified Information Systems Security Professional (“CISSP”), is responsible for developing and implementing plans and strategies to mitigate these risks. The CISO also leads the Company’s cybersecurity risk assessment, which includes security posture scoring, vulnerability assessments, process maturity, and tooling coverage. As part of this process, ADT uses the following tools and procedures:
•utilizing “SecurityScorecard” (a third-party information security company that rates cybersecurity postures of corporate entities for the purposes of third-party management and information technology (“IT”) risk management), which provides an independent external enterprise view of ADT’s security posture with a focus on publicly exposed systems;
•assessing, and continuously developing and executing on our preventative and detective controls aligned with the National Institute of Standards and Technology (“NIST”) cybersecurity framework, including an annual audit of these internal controls;
•conducting third-party penetration testing;
•performing attack and breach simulations; and
•working with our cybersecurity vendors to ensure tooling and processes are fully adopted to provide the highest levels of protection.
Governance
Cybersecurity Management Team and Board Oversight
ADT’s Board of Directors, through its Audit Committee, has primary responsibility for overseeing cybersecurity risk management and receives at least annual updates on the status of ADT’s cybersecurity program from our CISO. This update is provided in a special Audit Committee session and includes reports on ADT’s security posture and SecurityScorecard assessment (rating and benchmarking), incident response, and vulnerability management. The Audit Committee reviews and discusses with management the Company’s cybersecurity threats, vulnerabilities, defenses, and planned responses. Additionally, the Audit Committee will receive and discuss reports from management with the purpose of identifying threats and vulnerabilities, and it will monitor the effectiveness and progress of the actions and initiatives undertaken to mitigate such threats. ADT’s Cybersecurity Incident Response Plan has been approved by the Audit Committee. In addition, the Audit Committee participates in ADT’s annual Cybersecurity Incident Tabletop exercises and event simulations.
Our cybersecurity management governance structure is led by a CISO (reporting into the Chief Information Officer) with the support of an established Information Security (“InfoSec”) function that is responsible for maintaining and monitoring ADT’s cybersecurity infrastructure. ADT also has a Data Privacy Officer (reporting into the Chief Legal Officer) whose role is to ensure ADT’s processes and protections over sensitive data comply with applicable data protection rules and regulations. In addition to the activities described above under “Risk Management and Strategy,” we have a cybersecurity council (composed of ADT management with expertise in IT security, compliance, and communications) that meets quarterly to review and discuss compliance, cybersecurity risk, and preventive programs.
ADT also conducts privacy impact assessments and empowers its employees to effectuate these privacy considerations on an ongoing basis. All ADT team members are required to complete and acknowledge annual training to raise awareness of current security risks and behavior and around our Information Security and Privacy policies. Additional education and training are also required for specific groups based on their roles within the organization.
Incident Response and Assessment Policies and Procedures
ADT aligns with industry-standard cybersecurity frameworks designed to protect the company and customer data from unintentional disclosure, cybersecurity events, and other threats of all severity levels. As part of our alignment with these frameworks we have a Cybersecurity Incident Response Plan that outlines actions to be taken after identifying a suspected information security breach and the people responsible for managing those actions. Additionally, this plan outlines communication responsibilities during incidents of all severity levels.
If a materiality assessment is required, the CISO will report such incident to the Chief Legal Officer who will then determine in consultation with other persons as appropriate, without unreasonable delay, whether the incident is material to the Company. The incident materiality determination will be made by considering all relevant quantitative and qualitative factors, on an individual basis and in the aggregate for multiple and/or a series of incidents. While ADT has not experienced a material direct data breach within its infrastructure, a material breach would likely be the result of external and/or internal threats and vulnerabilities to data, systems, websites, and/or products, including ransomware threats, email fraud, phishing attacks, data breaches, and customer product compromises including the theft of data and/or funds.
For additional information regarding how cybersecurity threats have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition, see “Risk Factors—”:
•“—Delays, costs, and disruptions that result from upgrading, integrating, and maintaining the security of our information and technology networks and systems could materially adversely affect us”
•“—If we do not effectively implement our plans to migrate our technology infrastructure to the cloud, we could experience significant disruptions in our operations, which could have a material adverse effect on our results of operations and financial condition”
•“—Cybersecurity breaches or threats or other unauthorized access or attempts to access to our systems could compromise the security of our systems and otherwise disrupt our normal operations which could have a material adverse effect on our business, results of operations and financial condition,” and
•“—Our independent, third-party authorized dealers may not be able to mitigate certain risks such as information technology breaches, data security breaches, product liability, errors and omissions, and marketing compliance”.
ITEM 2. PROPERTIES.
The discussion below excludes certain properties that no longer belong to ADT as a result of the Commercial Divestiture. In addition, ADT will charge rent to the Commercial Business for certain shared properties that are leased by ADT wherein the Commercial Business will continue its operations for an agreed upon period of time.
As of December 31, 2023, we owned or leased approximately 180 sales and service offices, including 38 in our Solar segment, that are supported by our regional distribution centers, as well as our nationwide network of multi-use sales, customer, and field support locations housing our six UL-listed monitoring centers. Approximately half of the Solar offices were closed prior to December 31, 2023.

We lease our properties through our main operating entities, ADT LLC and ADT Solar LLC, which generally correspond with our operating segments, CSB and Solar, respectively.
As of December 31, 2023, we leased 2.3 million square feet of space in the U.S. primarily under long-term operating leases with third parties, including 100 thousand square feet for our corporate headquarters in Boca Raton, Florida, which we renewed during 2023. We also own 386 thousand square feet of space in the U.S.
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
Common Stock - Our Common Stock is listed on the NYSE under the symbol “ADT.”
As of February 20, 2024, the number of stockholders of record of Common Stock was 242, which does not include the number of stockholders who hold our Common Stock through banks, brokers, and other financial institutions.
Class B Common Stock - There is no established public trading market for shares of Class B Common Stock; and Google is, and has been, the only stockholder of record since the stock’s issuance in 2020.
Stock Performance Graph
The following graph compares the cumulative total stockholder return, calculated on a dividend-reinvested basis, assuming that $100 was invested on the last trading day before the beginning of the fifth preceding fiscal year, in each of the following: (i) our Common Stock; (ii) the Standard & Poor's (“S&P”) 500 Index; and (iii) the S&P North America Consumer Services Index, a peer group. The graph is not, and is not intended to be, indicative of future performance of our Common Stock.

Date	ADT Inc.	S&P 500 Index	S&P North America Consumer Services Index
12/31/2019	$146	$131	$127
12/31/2020	$147	$156	$136
12/31/2021	$160	$200	$156
12/31/2022	$176	$164	$129
12/31/2023	$135	$207	$169
The information contained in this section shall not be deemed “soliciting material” or to be “filed” with the SEC or incorporated by reference in future filings with the SEC, or otherwise subject to the liabilities under Section 18 of the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.

Recent Sales of Unregistered Equity Securities
There were no sales of unregistered equity securities during the three months ended December 31, 2023.
Use of Proceeds from Registered Equity Securities
We did not receive any proceeds from sales of registered equity securities during the three months ended December 31, 2023.
Issuer Purchases of Equity Securities
There were no repurchases of any shares of our Common Stock during the three months ended December 31, 2023.
Share Repurchase Plan
On January 24, 2024, the Company's Board of Director's announced a share repurchase plan (the “Share Repurchase Plan”), pursuant to which the Company is authorized to repurchase, through late January 2025, up to a maximum aggregate amount of $350 million of shares of the Company's common stock under this Share Repurchase Plan.
The Company may effect these repurchases pursuant to one or more open market or private transactions, including pursuant to a plan that qualifies for the affirmative defense provided by Rule 10b5‐1 under the Exchange Act, or pursuant to one or more accelerated share repurchase agreements.
The Company is not obligated to repurchase any of its shares of common stock, and the timing and amount of any repurchases will depend on legal requirements, market conditions, stock price, the availability of the safe harbor provided by Rule 10b-18 under the Exchange Act, alternative uses of capital, and other factors.
As of the date of this 2023 Annual Report, the Company has not made any repurchases under the Share Repurchase Plan.
ITEM 6. RESERVED.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Table of Contents
•Introduction
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
Included below are year-over-year comparisons between 2023 and 2022. The Company is including a year-over-year comparison between 2022 and 2021, under such headings, for selling, general, and administrative expenses and Adjusted EBITDA, which were impacted by the Commercial Divestiture and classification of the Commercial Business as a discontinued

operation. The classification of the Commercial Business as a discontinued operation did not impact the remaining discussions on results of operations. Such discussions generally included analysis specific to activities within a certain business segment, and therefore, the explanations did not materially change as a result of such classification. For further information on year-over-year comparisons between 2022 and 2021 not impacted by the Commercial Divestiture, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Amended 2022 Annual Report, which was filed with the SEC on July 27, 2023.
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
Unless otherwise noted, the discussions below relate to the Company’s continuing operations.
BUSINESS AND BASIS OF PRESENTATION
ADT Inc. is a leading provider of security, interactive, and smart home solutions serving residential and small business customers in the U.S. Our mission is to empower people to protect and connect what matters most with safe, smart, and sustainable solutions, delivered through innovative offerings, unrivaled safety, and a premium experience because we believe that everyone deserves to feel safe.
As discussed below, on October 2, 2023, we completed the divestiture of our Commercial Business, which provided security and other solutions to commercial customers; and in January 2024, we announced our plans to exit the residential solar business.
All financial information presented in this section has been prepared in U.S. dollars and in accordance with GAAP, excluding our Non-GAAP measures, and includes the accounts of ADT Inc. and its subsidiaries. All intercompany transactions have been eliminated. Since the Commercial Divestiture, we report current and historical financial and operating information for our two remaining segments, CSB and Solar.
For a more detailed discussion of our business, segments, and basis of presentation, refer to Item 1 “Business” and Note 1 “Description of Business and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in Item 15 “Exhibit and Financial Statement Schedules.”
FACTORS AFFECTING OPERATING RESULTS
The factors described herein could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or key performance indicators.
As of December 31, 2023, we served approximately 6.4 million security monitoring service subscribers. Generally, a significant upfront investment is required to acquire new subscribers, that in turn provide ongoing and predictable recurring revenue. Although the economics of an installation may vary depending on the customer type, acquisition channel, and product offering, we generally achieve revenue break-even in approximately two years.
Our CSB results are impacted by the mix of transactions under a Company-owned equipment model versus a customer-owned equipment model (referred to as outright sales), as there are different accounting treatments applicable to each model, as well as the mix, price, and type of offerings sold (see Note 2 “Revenue and Receivables”). Since March 2021, substantially all new professionally installed CSB transactions have taken place under a Company-owned model. As we continue to build our partnership with Google, introduce new or enhance current offerings, and refine our go-to-market approach, we expect to see a shift toward an increasing proportion of outright sales transactions, which will impact results in future periods when those changes occur. We have experienced, and expect to continue to experience, an increase in the proportion of ADT self set-up customers, which are considered outright sales and typically have lower monthly recurring fees than our professional installations, but we believe will allow us to grow our subscriber base through access to the fast-growing do-it-yourself (“DIY”) market.
The prices we are able to charge for our products and services are impacted by the type, quality, and complexity of the offerings that we provide; the introduction of additional features and offerings that increase value to the customer; and the competitive and macroeconomic environments in which we operate.
Demand for our offerings may be impacted by the overall economic conditions in the geographies in which we operate, the price and quality of our offerings compared to those of our competitors, as well as changes in competition such as from the acquisition or disposition of similar businesses by us or our competitors. Growth in our CSB segment can be impacted by the overall state of the housing market, the perceived threat of crime, the occurrence of significant life events such as the birth of a child or opening of a new business, or the availability of financial incentives provided by insurance carriers.
New customer additions and customer attrition have a direct impact on our financial results, including revenue, operating income, and cash flows. A portion of our CSB recurring customer base can be expected to cancel service each year as customers may choose to terminate or not to renew their contracts for a variety of reasons including, but not limited to, relocation, loss to competition, cost, or service issues. Relocations are sensitive to changes in the residential housing market, and fewer relocations generally lead to improvements in gross customer revenue attrition but less new customer additions. Additionally, non-payment disconnects generally increase in a weaker macroeconomic environment.
For example, during 2022 and 2023, we experienced fewer relocation disconnects and higher non-pay disconnects largely related to housing market conditions and the weaker macroeconomic environment. As a result of continued changes in the macroeconomic environment, we are currently unable to determine whether there will be any ongoing or further impacts on these trends, and we may continue to experience fluctuations in these or other trends in the future.
Seasonality and weather-related incidents or natural disasters such as hurricanes and winter storms may impact certain areas in which we operate resulting in power outages and service disruptions to certain of our customers. Depending on the severity and nature of the event, material impacts may occur as a result of these incidents.
We have made significant progress toward increasing the variety of our offerings to accommodate increased consumer interest in automated security and other mobile technology applications due to advancements in technology, younger generations of consumers, and shifts to de-urbanization. Advances in technology are also helping us to improve our offerings and reduce certain costs. For example, our Virtual Assistance Program provides our customers the ability to troubleshoot and resolve certain service issues, as well as other functions, through a live video stream with our skilled technicians. This provides customers with more options for receiving certain services that best fit their lifestyles while reducing our costs and eliminating thousands of vehicle trips each day.
We may experience an increase in costs associated with factors, including but not limited to (i) offering a wider variety of products and services; (ii) providing a greater mix of interactive and smart home solutions; (iii) replacing or upgrading certain system components due to technological advancements, cybersecurity upgrades, or otherwise; (iv) supply chain disruptions; (v) inflationary pressures on costs such as materials, labor, and fuel; and (vi) other changes in prices, interest rates, or terms from our suppliers or vendors, or third party lenders. Changes in interest rates or terms from third-party lenders or our other financing partners are impacted by factors such as increases in the benchmark interest rate or other developments in the financial markets. We aim to continuously evaluate and respond to changes in the above to drive efficiencies and meet customer demands.
As part of our response to changes or pressures in the current macroeconomic environment, we have been evaluating, and continue to evaluate, cost-saving opportunities such as reducing headcount or our physical facilities footprint when appropriate, and reducing non-essential spend. While we have experienced some increase in costs as a result of inflation, we have, for the most part, been able to offset the rising costs through price increases to our customers, as well as cost-saving opportunities.
Commercial Divestiture
As discussed in Note 1 “Description of Business and Summary of Significant Accounting Policies” and Note 5 “Divestitures,” on October 2, 2023, GTCR acquired all of the issued and outstanding equity interests of the entities comprising our Commercial Business for a total purchase price of approximately $1,613 million in cash, subject to certain customary adjustments as set forth in the Commercial Purchase Agreement. We received net proceeds of approximately $1,585 million, excluding transaction costs of $22 million, and recognized a gain on the sale of approximately $630 million, which is reflected in income (loss) from discontinued operations, net of tax. We used the majority of the net proceeds from the Commercial Divestiture for debt reduction (see Note 8 “Debt”).
The results of the Commercial Business through the date of sale are reported as a discontinued operation for current and historical periods. Additionally, the cash flows and comprehensive income (loss) of the Commercial Business through the date of sale have not been segregated and are included in the Consolidated Statements of Cash Flows and Consolidated Statements of Comprehensive Income (Loss), respectively, for all periods presented.
Gross customer revenue attrition and recurring monthly revenue (as defined and discussed below) have been presented for the current period, and recast for prior periods, to reflect only the CSB segment.
During the fourth quarter of 2023, we began recording income associated with the Commercial TSA, which is recognized in other income (expense) and was not material during 2023. However, the Commercial TSA is expected to be material in future periods during the transitional period of up to 24 months after the closing of the Commercial Divestiture.

During 2023, we utilized a significant portion of our net operating losses (“NOLs”) to offset the gain generated from the sale of the Commercial Business. As of December 31, 2023, we expect to utilize our remaining NOLs during 2024. The Company expects to become a federal cash taxpayer in 2024 or 2025 depending on future losses generated by the business, specifically with regard to the closure of the Solar business.
Unless otherwise noted, our results of operations discussed below relate to continuing operations and will be impacted by the Commercial Divestiture.
ADT Solar Exit
As previously disclosed, in November 2023, we announced a plan to streamline the solar business to focus on the top performing markets and rationalize the overhead and infrastructure of the business. As part of this plan, we closed a significant number of branches that operate the solar business along with making associated headcount reductions.
On January 19, 2024, after a strategic review of the business and continued macroeconomic and industry pressures, the Company’s Board of Directors approved a plan to fully exit the residential solar business, which may include the transition of components of the business to other parties. The ADT Solar Exit is expected to be completed during 2024.
As of December 31, 2023, charges and cash expenditures related to the ADT Solar Exit have not been material.
In connection with the ADT Solar Exit, we currently expect to incur additional aggregate charges of approximately $70 million - $110 million, related to (a) employee separation costs of approximately $7 million - $10 million, (b) long-lived asset impairments and write-off of deferred implementation costs associated with cloud computing arrangements of approximately $16 million - $20 million, (c) contract termination charges of approximately $6 million - $10 million, (d) the write-down and disposition of inventory on hand of approximately $15 million - $22 million, and (e) other charges of approximately $26 million - $48 million, which primarily relates to the impact associated with the disposition of the existing installation pipeline.
We expect to incur future aggregate cash expenditures associated with the ADT Solar Exit of approximately $50 million - $70 million.
The ADT Solar Exit is expected to be completed during 2024.
The estimated charges and cash expenditures resulting from these actions could change materially, including that the Company may incur additional charges and cash expenditures due to various factors including unknown or unforeseen costs as part of these actions.
Google Partnership Update
The Google Commercial Agreement specifies each party shall contribute $150 million toward the joint marketing of devices and services; customer acquisition; employee training; and technology updates. Each party is required to contribute such funds in three equal tranches, subject to the attainment of certain milestones. In August 2022, we amended the Google Commercial Agreement, pursuant to which Google has agreed to commit an additional $150 million to further fund, as mutually agreed to by us and Google, growth, data and insights, product innovation and technology advancements, customer acquisition, and marketing. The additional funds will be contributed in three equal tranches, subject to the attainment of certain milestones.
During 2023, we were reimbursed $40 million for certain joint marketing expenses we incurred.
In December 2023, the Company and Google entered into the Google Cloud Agreement Addendum, pursuant to which Google has agreed to provide certain credits, discounts, and other incentives for use of the Google Cloud Platform to the Company, and the Company has committed to purchasing $200 million of Google Cloud Platform services over seven years (through December 2030), as discussed in Note 14 “Commitments and Contingencies” in the Notes to Consolidated Financial Statements.
Additionally, during 2023, we launched our proprietary ADT+ app for our self setup line of DIY smart home security products, including Google Nest offerings. During the fourth quarter of 2023, we began our phased rollout of our ADT+ app for professional installation along with a new interactive and hardware lineup.
Tax Matters
Federal Tax Legislation
Certain changes to U.S. federal tax law included in the Tax Cuts and Jobs Act of 2017 had a delayed effective date until 2022. Under IRC Section 163(j), the limitation on net business interest expense deductions are no longer increased by deductions for depreciation, amortization, or depletion. Under IRC Section 174, specified research and experimentation expenditures are now capitalized and amortized. These items have resulted in increased taxable income and an acceleration of our net operating loss utilization.
Potential for Future Valuation Allowance
The valuation allowance for deferred tax assets relates to the uncertainty of the utilization of certain U.S. federal and state deferred tax assets. In evaluating the Company’s ability to recover its deferred tax assets, the Company considers all available positive and negative evidence, including enacted legislation such as the updates described above, which impact our assessment of whether a valuation allowance is needed.
We believe that our deferred tax asset for disallowed interest under IRC Section 163(j) will continue to grow from its current level. There is currently significant uncertainty in the matters we consider when evaluating our valuation allowance needs. Any material change to our valuation allowance in subsequent periods could materially and adversely impact our operating results.
Other Updates
State Farm Partnership
Beginning in 2023, certain State Farm customers were able to receive ADT home security products and professional monitoring at a reduced cost as part of the partnership between ADT and State Farm. In addition, through this program, ADT has access to certain State Farm customers, which provide opportunities to reach additional markets. As of December 31, 2023, the State Farm partnership operated in 13 states in the U.S. During 2023, we used approximately $9 million of the Opportunity Fund for project initiatives.
Refer to Note 11 “Equity” in the Notes to Consolidated Financial Statements for further information.
Radio Conversion Program
During 2019, we commenced a program to replace the 3G and CDMA cellular equipment used in many of our security systems as a result of the cellular network providers retiring their 3G and CDMA networks by the end of 2022. The program was completed in 2023, and we incurred a total of $276 million net radio conversion costs throughout the program, the majority of which was incurred in 2021.
For those customers who did not transition prior to or have not transitioned since the applicable network sunset, the loss of signal to our security systems and certain services we provide may impact our ability to bill and/or collect from these customers in the future and may impact our attrition. This impact has not been, and is not expected to be, material.
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

RESULTS OF OPERATIONS

(in thousands, except as otherwise indicated)	Years Ended December 31,			$ Change
Results of Operations:	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Revenue:
Monitoring and related services	$4,178,998	$4,053,048	$3,882,290	$125,950	$170,758
Security installation, product, and other	473,826	328,856	273,082	144,970	55,774
Solar installation, product, and other	329,835	786,426	47,351	(456,591)	739,075
Total revenue	4,982,659	5,168,330	4,202,723	(185,671)	965,607
Cost of revenue (excluding depreciation and amortization):
Monitoring and related services	604,368	596,664	629,204	7,704	(32,540)
Security installation, product, and other	147,314	102,118	108,823	45,196	(6,705)
Solar installation, product, and other	256,784	501,710	34,758	(244,926)	466,952
Total cost of revenue	1,008,466	1,200,492	772,785	(192,026)	427,707
Selling, general, and administrative expenses	1,539,579	1,662,826	1,541,330	(123,247)	121,496
Depreciation and intangible asset amortization	1,350,980	1,615,830	1,839,658	(264,850)	(223,828)
Merger, restructuring, integration, and other	62,172	17,229	39,159	44,943	(21,930)
Goodwill impairment	511,176	200,974	—	310,202	200,974
Operating income (loss)	510,286	470,979	9,791	39,307	461,188
Interest expense, net	(572,150)	(264,265)	(456,825)	(307,885)	192,560
Loss on extinguishment of debt	(16,621)	—	(37,113)	(16,621)	37,113
Other income (expense)	11,958	(57,568)	8,313	69,526	(65,881)
Income (loss) from continuing operations before income taxes and equity in net earnings (losses) of equity method investee	(66,527)	149,146	(475,834)	(215,673)	624,980
Income tax benefit (expense)	(4,585)	(37,682)	131,657	33,097	(169,339)
Income (loss) from continuing operations before equity in net earnings (losses) of equity method investee	(71,112)	111,464	(344,177)	(182,576)	455,641
Equity in net earnings (losses) of equity method investee	6,572	(4,601)	—	11,173	(4,601)
Income (loss) from continuing operations	(64,540)	106,863	(344,177)	(171,403)	451,040
Income (loss) from discontinued operations, net of tax	527,549	25,800	3,357	501,749	22,443
Net income (loss)	$463,009	$132,663	$(340,820)	$330,346	$473,483

Key Performance Indicators: (1)
RMR	$353,064	$341,025	$328,073	$12,039	$12,952
Gross customer revenue attrition (percentage)	12.9%	12.8%	13.5%	N/A	N/A
Adjusted EBITDA (2)	$2,364,800	$2,310,187	$2,107,247	$54,613	$202,940
_______________________
(1)Refer to the “Key Performance Indicators” section for the definitions of these key performance indicators.
(2)Adjusted EBITDA is a non-GAAP measure. Refer to the “Non-GAAP Measures” section for the definition of this term and reconciliation to the most comparable GAAP measure.
N/A—Not applicable.

2023 Compared to 2022
Revenue
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
Revenue, as compared to the prior period, primarily reflects:
•CSB M&S Revenue: higher recurring revenue of $127 million primarily driven by an increase in average prices.
•CSB Security installation, product, and other: (i) an increase in installation revenue of $78 million primarily driven by a higher volume of outright sales transactions and higher installation revenue per unit associated with new customers under the outright sales transaction model, as well as (ii) an increase of $67 million in the amortization of deferred subscriber acquisition revenue associated with customers under a Company-owned model.
•Solar installation, product, and other: fewer sales and installations as a result of impacts from macroeconomic conditions, including higher interest rates.
The increase in RMR, as compared to the prior period, was primarily due to an increase in average prices on new and existing subscribers.
Gross customer revenue attrition, as compared to the prior period, remained relatively flat, reflecting higher non-payment and other disconnects, primarily offset by a decrease in relocations.
Cost of Revenue
Monitoring and related services costs (“M&S Costs”) primarily comprises field service and call center costs incurred from providing recurring monthly monitoring and other services. Security and solar installation, product, and other costs comprise costs incurred from the installation of our security and solar systems, respectively.
Cost of revenue, as compared to the prior period, primarily reflects:
•CSB Security installation, product, and other: an increase in installation costs due to a higher volume of outright sales transactions, partially offset by a lower volume of in-person service tickets as a result of our Virtual Assistance Program.
•Solar installation, product, and other: a decrease in installation costs due to fewer sales and installations as discussed above.
Selling, General, and Administrative Expenses (“SG&A”)
The decrease in SG&A, as compared to the prior period, was primarily due to a decrease in our Solar segment of $123 million.
CSB remained relatively flat, and primarily included:
•a decrease of $39 million in general and administrative expenses, including a legal settlement earned in 2023,
•a decrease of $28 million in radio conversion costs due to the wind down of the replacement program,
•a decrease of $15 million in advertising costs, primarily due to the receipt of the Google Success Funds, partially offset by increased advertising spend and
•a decrease of $14 million in stock-based compensation as a result of grants that became fully vested in March 2023 associated with one-time grants from 2020, offset by:
•an increase of $50 million in the allowance for credit losses primarily related to residential customers and
•an increase of $47 million in selling costs primarily related to the amortization of deferred subscriber acquisition costs and commissions.

Depreciation and Intangible Asset Amortization (“D&A”)
The decrease in D&A was primarily driven by a decrease in the amortization of customer relationship intangible assets of $309 million, primarily related to certain assets acquired as part of the ADT Acquisition, which became fully amortized during the first quarter of 2023. This decrease was partially offset by an increase in the amortization of customer contracts acquired under our authorized dealer program and from other third parties of $15 million, as well as an increase in the depreciation of subscriber system assets of $14 million.
Merger, Restructuring, Integration, and Other
Merger, restructuring, integration, and other varies year over year and generally represents certain direct and incremental costs resulting from acquisitions, integration and optimization costs as a result of those acquisitions, costs related to restructuring efforts, as well as fair value remeasurements and impairment charges on certain strategic investments.
During 2023, the increase in merger, restructuring, integration, and other, as compared to the prior year period, was driven by increases in restructuring costs of $20 million primarily related to severance benefits and facility exits and third-party costs of $16 million primarily related to the strategic optimization of our Solar segment.
Goodwill Impairment
During 2023 and 2022, we recorded goodwill impairment charges of $511 million and $201 million, respectively, associated with our Solar reporting unit. Following the impairments during 2023, the balance of goodwill in the Solar reporting unit was zero. Refer to Note 7 “Goodwill and Other Intangible Assets” and the section “—Critical Accounting Estimates” below for further discussion.
Interest Expense, net
During 2023, the increase in interest expense, net, as compared to the prior year period, was primarily driven by:
•a decrease in net unrealized gains of $324 million on our interest rate swaps not designated as cash flow hedges,
•higher interest expense of $59 million related to the term loan under our First Lien Credit Agreement, and
•$25 million of expense recorded during 2023 associated with the reclassification from AOCI of historical losses related to certain interest rate swaps as those cash flows are probable of not occurring as a result of the partial redemption of our First Lien Term Loan due 2026 in October 2023, partially offset by
•a decrease of $96 million related to settlements on our interest rate swaps.
Loss on Extinguishment of Debt
Loss on extinguishment of debt includes the payment of call and redemption premiums, the write-off of unamortized deferred financing costs and discounts, and certain other expenses associated with extinguishment of debt.
During 2023, loss on extinguishment of debt totaled $17 million and was primarily due to the write-off of unamortized discount and debt issuance costs associated with the partial redemption and refinancing of the First Lien Term Loan due 2026.
Other Income (Expense)
During 2023, other income (expense) primarily included income from the Commercial TSA.
During 2022, other income (expense) primarily included a net loss of $63 million in connection with the Tender Offer as a result of the change in fair value of the Forward Contract.
Income Tax Benefit (Expense)
Our income tax benefit (expense) during 2023 was $(5) million, resulting in an effective tax rate for the period of (6.9)%. The effective tax rate primarily represents the federal statutory rate of 21.0%, state income taxes, net of federal benefits of (9.4)%, an 8.7% favorable impact related to a decrease in unrecognized tax benefits, an 8.0% favorable impact from the net impact of acquisitions and dispositions related to the revaluation of our net deferred tax liability, offset by a (9.5)% unfavorable impact from permanently non-deductible items, a (22.8)% unfavorable impact related to non-deductible solar goodwill impairment charges, and a (5.9)% unfavorable impact related to non-deductible goodwill on dispositions, primarily related to the sale of the Commercial business.
Our income tax benefit (expense) during 2022 was $(38) million, resulting in an effective tax rate for the period of 25.3%. The effective tax rate primarily represents the federal statutory rate of 21.0%, state income taxes, net of federal benefits of 6.8%, a (6.1)% favorable impact from a decrease in unrecognized tax benefits, a (5.7)% favorable impact from legislative changes, an (8.0)% favorable impact from federal credits, offset by a 13.3% unfavorable impact from permanently non-deductible items, primarily related to the fair value adjustment of the Forward Contract, and a 4.0% unfavorable impact from non-deductible solar goodwill impairment charges.
Refer to Note 10 “Income Taxes” for details on our effective tax rate.
Equity in Net Earnings (Losses) of Equity Method Investee
During the fourth quarter of 2023, we sold our shares in Canopy. As a result, we received $21 million of recovered proceeds and recognized a net gain on sale of our equity method investment of $15 million. Refer to Note 6 “Equity Method Investments” for further details.
2022 compared to 2021
Selling, General, and Administrative Expenses (“SG&A”)
The increase in SG&A, as compared to the prior period, was primarily driven by incremental expenses of $296 million as a result of the ADT Solar Acquisition in December 2021.
The decrease in CSB, as compared to the prior period, primarily included:
•a decrease in radio conversion costs of $211 million, primarily due to a decrease in the number of conversions and
•a decrease in advertising costs of $83 million, primarily due to our efforts to optimize our advertising model, partially offset by
•an increase in the provision for credit losses of $42 million, primarily due to lower provision in the prior year associated with impacts from the COVID-19 Pandemic,
•an increase in selling costs of $39 million, primarily due to additional amortization of deferred subscriber acquisition costs, and
•an increase in general and administrative costs of $36 million, primarily due to investments in our information technology infrastructure and other operational costs.
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
We define Adjusted EBITDA as income (loss) from continuing operations adjusted for (i) interest; (ii) taxes; (iii) depreciation and amortization, including depreciation of subscriber system assets and other fixed assets and amortization of dealer and other intangible assets; (iv) amortization of deferred costs and deferred revenue associated with subscriber acquisitions; (v) share-based compensation expense; (vi) merger, restructuring, integration, and other; (vii) losses on extinguishment of debt; (viii) radio conversion costs, net; (ix) adjustments related to acquisitions, such as contingent consideration and purchase accounting adjustments, or dispositions; (x) impairment charges; and (xi) other income/gain or expense/loss items such as changes in fair value of certain financial instruments or financing and consent fees.
There are material limitations to using Adjusted EBITDA. Adjusted EBITDA does not take into account certain significant items, including depreciation and amortization, interest, taxes, and other adjustments which directly affect our income (loss) from continuing operations. These limitations are best addressed by considering the economic effects of the excluded items independently and by considering Adjusted EBITDA in conjunction with income (loss) from continuing operations as calculated in accordance with GAAP.
The table below reconciles Adjusted EBITDA to income (loss) from continuing operations:

	Years Ended December 31,			$ Change
(in thousands)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Income (loss) from continuing operations	$(64,540)	$106,863	$(344,177)	$(171,403)	$451,040
Interest expense, net	572,150	264,265	456,825	307,885	(192,560)
Income tax expense (benefit)	4,585	37,682	(131,657)	(33,097)	169,339
Depreciation and intangible asset amortization	1,350,980	1,615,830	1,839,658	(264,850)	(223,828)
Amortization of deferred subscriber acquisition costs	188,222	154,186	118,162	34,036	36,024
Amortization of deferred subscriber acquisition revenue	(301,708)	(235,190)	(164,180)	(66,518)	(71,010)
Share-based compensation expense	39,438	53,497	47,111	(14,059)	6,386
Merger, restructuring, integration, and other(1)	62,172	17,229	39,159	44,943	(21,930)
Goodwill impairment(2)	511,176	200,974	—	310,202	200,974
Loss on extinguishment of debt	16,621	—	37,113	16,621	(37,113)
Change in fair value of financial instruments(3)	—	63,396	—	(63,396)	63,396
Radio conversion costs, net(4)	(4,696)	1,708	201,802	(6,404)	(200,094)
Non-cash acquisition-related adjustments and other, net(5)	(9,600)	29,747	7,431	(39,347)	22,316
Adjusted EBITDA (from continuing operations)	$2,364,800	$2,310,187	$2,107,247	$54,613	$202,940
___________________
(1)During 2023, includes integration and third-party costs related to the strategic optimization of the Solar business operations following the ADT Solar acquisition, as well as restructuring costs. Refer to the discussion above under “- Results of Operations.”
(2)During 2022 and 2023, represents goodwill impairment charges associated with our Solar reporting unit (refer to Note 7 “Goodwill and Other Intangible Assets” and the discussion above under “- Results of Operations.”
(3)During 2022, represents the change in fair value of the Forward Contract (refer to Note 11 “Equity”).
(4)Refer to Note 1 “Description of Business and Summary of Significant Accounting Policies” for further details.
(5)During 2023, primarily represents the gain on sale of a business and other investment partially offset by financing fees and interest rate swaps included in other income (expense). During 2022, also includes the gain on sale of a business. During 2022 and 2021, primarily represents the amortization of the customer backlog intangible asset acquired in the ADT Solar Acquisition, which was fully amortized as of March 2022 (refer to Note 4 “Acquisitions”).

Adjusted EBITDA in total and by segment were as follows:

	Years Ended December 31,			$ Change
(in thousands)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
CSB	$2,481,305	$2,305,032	$2,101,659	$176,273	$203,373
Solar	(116,505)	5,155	5,588	(121,660)	(433)
Adjusted EBITDA (from continuing operations)	$2,364,800	$2,310,187	$2,107,247	$54,613	$202,940
The drivers listed below exclude amounts that are outside of our definition of Adjusted EBITDA. Refer to the discussions above under “—Results of Operations” for further details.

2023 compared to 2022
CSB:
The increase was primarily due to:
•higher M&S Revenue, net of the associated costs, of $140 million,
•lower general and administrative expenses of $39 million,
•higher installation revenue, net of the associated costs and commissions, of $23 million, and
•lower advertising costs of $15 million, partially offset by
•higher provision for credit losses of $50 million.
Solar:
The decrease was primarily due to:
•lower installation revenue, net of the associated costs and commissions, of $213 million, partially offset by
•lower general and administrative expenses of $84 million.
2022 compared to 2021
CSB:
The increase was primarily due to:
•higher M&S Revenue, net of the associated costs, of $215 million and
•lower advertising costs of $83 million, partially offset by
•higher provision for credit losses of $42 million
•and higher general and administrative expenses of $36 million.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and capital resources, along with our outstanding debt, primarily consist of the following:

(in thousands)	December 31, 2023
Cash and cash equivalents	$14,621
Restricted cash and restricted cash equivalents	$115,329
Availability under First Lien Revolving Credit Facility	$575,000
Uncommitted available borrowing capacity under 2020 Receivables Facility	$63,996
Carrying amount of total debt outstanding	$7,843,961
Liquidity
We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our first lien revolving credit facility (the “First Lien Revolving Credit Facility”) and the 2020 Receivables Facility, and the issuance of equity and/or debt securities as appropriate given market conditions. Our future cash needs are expected to include cash for operating activities, working capital, capital expenditures, principal and interest payments on our debt, expected dividend payments to our stockholders, potential share repurchases under our Share Repurchase Plan, and strategic investments.
Our principal liquidity requirements are to finance current operations, invest in acquiring and retaining customers, purchase property and equipment, service our debt, invest in our information technology infrastructure, and return money to shareholders through dividends.
Our liquidity requirements are primarily funded by our cash flows from operations, which include cash received from customers related to monthly recurring revenue from providing monitoring and other services, as well as cash from the sale and installation of our security and, prior to the exit from our solar business, solar systems (including cash received from third-party lenders who provide loan products for customers), less cash costs to provide services to our customers, general and administrative costs, certain costs associated with acquiring new customers, and interest payments.

We are a highly leveraged company with significant debt service requirements and have both fixed-rate and variable-rate debt. As of December 31, 2023, our next debt maturity will occur in April 2024 with respect to the remaining outstanding balance of $100 million of our First Lien Notes due 2024.
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
We are closely monitoring the impact of recent inflationary pressures and changes in interest rates on our cash position. However, we believe our cash position, borrowing capacity available under our First Lien Revolving Credit Facility and 2020 Receivables Facility, and cash provided by operating activities are, and will continue to be, adequate to meet our operational and business needs in the next twelve months, as well as our long-term liquidity needs.
In addition, in 2023, we entered into a Receivables Financing Agreement with Mizuho Bank, Ltd. (the “Solar Receivables Financing Agreement”) to finance receivables generated by the installation of residential solar systems. The Solar Receivables Financing Agreement, among other things, provides for an uncommitted revolving loan facility in the aggregate principal amount of up to $300 million, which loans are secured by substantially all the assets of ADT Solar Finance (the “Solar Receivables Facility”). As of December 31, 2023, we have not borrowed any amounts under the Solar Receivables Facility, and given the decision to exit the residential solar business, we do not expect to borrow any amounts under the Solar Receivables Facility. The Solar Receivables Facility’s uncommitted revolving period will expire in August 2024, unless terminated beforehand.
Material Cash Requirements
Our cash requirements within the next twelve months primarily include current maturities and interest on our long-term debt and leases, accounts payable and other current liabilities, purchase commitments and other obligations entered into in the ordinary course of business, and dividends on our common stock.
As of December 31, 2023, our significant short-term and long-term cash requirements, excluding cash required for operations, under our various contractual obligations and commitments primarily included:
•Debt principal – As of December 31, 2023, our expected future debt principal payments, excluding finance leases, totaled approximately $7.9 billion, with $287 million due in 2024 primarily related to the $100 million outstanding ADT Notes due 2024 (defined below) and repayments on the 2020 Receivables Facility, and including required quarterly principal payments on our First Lien Term Loan due 2030 and Term Loan A Facility totaling approximately $46 million.
Refer to Note 8 “Debt” for further details of our debt and the timing of expected future principal payments.
•Interest payments – Future interest payments on our fixed-rate debt are based on the contractual terms. Future interest payments on our variable-rate debt and the effects of our interest rate swaps are based on SOFR, plus the applicable margin in effect as of December 31, 2023.
During 2023, we paid net cash interest of $523 million, including interest on interest rate swaps presented outside of operating activities. As of December 31, 2023, our expected future interest payments related to our debt and interest rate swap contracts totaled approximately $1.9 billion, with approximately $369 million due in 2024. Additionally, we expect to incur annual interest payments of approximately $325 - $360 million during each of the years 2025 - 2026 and approximately $200 - $300 million during each of the years 2027 and 2028.
•Operating and finance leases – As of December 31, 2023, our expected future lease payments, including interest, totaled $221 million, with $54 million due in 2024.
Refer to Note 15 “Leases” for further details of our obligations and the timing of expected future payments.
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

As of December 31, 2023, our contractual obligations entered into in the ordinary course of business, including agreements that are enforceable and legally binding and have a remaining term in excess of one year, totaled approximately $482 million, with approximately $323 million expected to be paid in 2024.
These amounts include a commitment with one of our vendors to purchase at least $190 million of security system equipment and components through March 2025. This commitment is also satisfied through purchases made by the Company’s dealer network.
Refer to Note 14 “Commitments and Contingencies” for the amounts and timing of such payments.
In addition, as of December 31, 2023, we had outstanding purchase orders of approximately $129 million primarily related to direct materials and information technology and marketing services, which are expected to be materially satisfied in 2024.
•Google Commercial Agreement – The Google Commercial Agreement requires us and Google to each contribute $150 million toward certain joint commercial efforts. Additionally, during 2022 we entered into the Google Commercial Agreement Amendment in which Google agreed to commit an additional $150 million. While the timing of these contributions is still uncertain, we expect to contribute the majority of our $150 million commitment under the Google Commercial Agreement by the end of 2026. During 2023, $40 million of the Google Success Funds were reimbursed to the Company for our share of joint marketing expenses incurred and reflected as a reduction of advertising costs.
In addition, under the Google Cloud Agreement Addendum, the Company is obligated to make purchases from Google totaling $200 million over a seven-year period (through December 2030), with $35 million in the first two years, $65 million in the next two years after that, and $100 million in the last three years of the commitment.
•State Farm Opportunity Fund – Pursuant to the State Farm Development Agreement, State Farm committed up to $300 million to fund product and technology innovation, customer growth, and marketing initiatives. Upon the Closing of the State Farm Strategic Investment, we received $100 million of such commitment from State Farm, which is restricted until we use the funds for investment, as agreed upon with State Farm, in accordance with the State Farm Development Agreement. During 2023, payments made from the Opportunity Fund were $11 million.
•Customer account purchases – Our indirect channel customers are generated mainly through our ADT Authorized Dealer Program. As opportunities arise, we have in the past engaged, and we may continue to engage, in selective third-party account purchases, which typically involve the purchase of a set of customer accounts from other security service providers. For example, in December 2023, we purchased customer accounts from a third party for $89 million in cash.
•ADT Solar Exit and Repurchase of Solar loans – As of December 31, 2023, we recognized a liability of $15 million related to certain loans provided to customers within our Solar business that we may be required to repurchase from our third-party lenders. In addition, we expect to incur cash expenditures of approximately $50 million - $70 million associated with the exit from our solar business. Additional expenditures could occur with our third-party lenders in connection with the ADT Solar Exit.
•Unrecognized tax benefits – We have $49 million of unrecognized tax benefits, excluding interest and penalties, related to various tax positions we have taken. These liabilities may increase or decrease over time primarily as a result of tax examinations, and given the status of the examinations, we cannot reliably estimate the period of any cash settlement with the respective taxing authorities.
Refer to Note 10 “Income Taxes” for further details.
•Off-balance sheet arrangements – As of December 31, 2023, we had guarantees primarily related to standby letters of credit on our insurance programs totaling $78 million.
During March 2022, we entered into an unsecured Credit Agreement with Goldman Sachs Mortgage Company, as administrative agent and issuing lender (the “Issuing Lender”), together with other lenders party thereto, pursuant to which we may request the Issuing Lender to issue one or more letters of credit for its own account or the account of its subsidiaries, in an aggregate face amount not to exceed $75 million at any one time, through December 2026.
We do not have any other arrangements giving rise to material obligations that are not reported in our consolidated balance sheets, as described in Item 303 of SEC Regulation S-K.
•Dividends – Stockholders are entitled to receive dividends when, as, and if declared by the Company’s Board of Directors out of funds legally available for that purpose. On January 24, 2024, we announced a 57% increase to our quarterly dividend to $0.055 per share to holders of Common Stock and Class B Common Stock of record on March 14, 2024, which will be distributed on or about April 4, 2024.
During 2023, we declared aggregate dividends of $0.14 per share on Common Stock ($121 million) and $0.14 per share on Class B Common Stock ($8 million).
During 2022, we declared aggregate dividends of $0.14 per share on Common Stock ($120 million) and $0.14 per share on Class B Common Stock ($8 million).
Refer to Note 11 “Equity” for further details.
•Share Repurchase Plan – On January 24, 2024, the Company's Board of Director's announced the Share Repurchase Plan, pursuant to which the Company is authorized to repurchase, through late January 2025, up to a maximum aggregate amount of $350 million of shares of the Company's common stock under this Share Repurchase Plan.
As of the date of this 2023 Annual Report, the Company has not made any repurchases under the Share Repurchase Plan.
Cash Flow Analysis
The following table is a summary of our cash flow activity for the periods presented:

	Years Ended December 31,			$ Change
(in thousands)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Net cash provided by (used in):
Operating activities	$1,657,726	$1,887,920	$1,649,723	$(230,194)	$238,197
Investing activities	$242,493	$(1,532,784)	$(1,695,745)	$1,775,277	$162,961
Financing activities	$(2,143,849)	$(14,833)	$(128,448)	$(2,129,016)	$113,615
The discussion below includes cash flows from both continuing operations and discontinued operations consistent with the presentation on the Statements of Cash Flows.
Cash Flows from Operating Activities
The decrease in net cash provided by operating activities for 2023 compared to 2022 was primarily due to:
•an increase in cash interest of $153 million,
•an increase in payroll tax payments of $26 million primarily related to deferrals of such payments in 2020 under the CARES Act, partially offset by
•$40 million of the Google Success Funds,
•$19 million related to a legal settlement, and
•an increase in receipts related to our radio conversion program of $9 million.
The decrease in net cash provided by operating activities also includes negative impacts from the solar business. The remainder of the activity related to changes in assets and liabilities due to the volume and timing of other operating cash receipts and payments with respect to when the transactions are reflected in earnings.
Refer to the discussions above under “—Results of Operations” for further details.
Cash Flows from Investing Activities
The change in net cash from investing activities for 2023 compared to 2022 was primarily due to:
•an increase in the proceeds from the sales of businesses of $1,583 million primarily related to the Commercial Divestiture in 2023,
•a decrease in net outflows of $104 million related to subscriber system assets expenditures due to lower volume, and
•an increase in other investing activities of $42 million primarily related to the 2023 sale of our equity method investment we made in 2022.

Cash Flows from Financing Activities
The increase in net cash used in financing activities for 2023 compared to 2022 was primarily due to:
•an increase in net debt payments of $2,040 million primarily related to the partial redemptions in 2023 of our First Lien Term Loan due 2026 and ADT Notes due 2024,
•a decrease in net proceeds under the 2020 Receivables Facility of $75 million primarily due to higher repayments during 2023 as compared to 2022, and
•Opportunity fund proceeds of $101 million during 2022 as compared to net payments of $9 million during 2023, partially offset by
•proceeds on our interest rate swaps of $83 million during 2023 as compared to payments of $19 million during 2022.
During 2023, both the proceeds and repayments of long-term debt on the Consolidated Statements of Cash Flows include the impact of $230 million from the October refinancing of the First Lien Term Loan due 2026.
Net cash used in financing activities during 2022 also included the $1.2 billion issuance of State Farm shares and corresponding repurchase of $1.2 billion related to the Tender Shares.
Long-Term Debt
As of December 31, 2023, our debt (excluding finance leases and any deferred financing costs, discounts, premiums, or fair value adjustments) consisted of the following (in thousands):

Debt Description	Issued	Maturity	Interest Rate	Interest Payable	Principal
First Lien Term Loan B due 2030	10/13/2023	10/13/2030	Term SOFR +2.50%	Quarterly	$1,375,000
Term Loan A Facility	3/14/2023	3/14/2028	Term SOFR +2.25%	Quarterly	625,625
Second Lien Notes due 2028	1/28/2020	1/15/2028	6.250%	1/15 and 7/15	1,300,000
First Lien Notes due 2024	4/4/2019	4/15/2024	5.250%	2/15 and 8/15	99,999
First Lien Notes due 2026	4/4/2019	4/15/2026	5.750%	3/15 and 9/15	1,350,000
First Lien Notes due 2027	8/20/2020	8/31/2027	3.375%	6/15 and 12/15	1,000,000
First Lien Notes due 2029	7/29/2021	8/1/2029	4.125%	2/1 and 8/1	1,000,000
ADT Notes due 2032	5/2/2016	7/15/2032	4.875%	1/15 and 7/15	728,016
ADT Notes due 2042	7/5/2012	7/15/2042	4.875%	1/15 and 7/15	21,896
2020 Receivables Facility	3/5/2020	11/20/2028	Various	Monthly	436,004
Other debt					751
Total					$7,937,291
Refer to Note 8 “Debt” for further details of our debt agreements, including interest rates, covenants, and other descriptions of these agreements.
First Lien Credit Agreement
Our first lien credit agreement dated as of July 1, 2015 (together with subsequent amendments and restatements, the “First Lien Credit Agreement”) consists of a term loan facility (the “First Lien Term Loan due 2030,” and prior to October 2023, the “First Lien Term Loan due 2026”) and a first lien revolving credit facility (the “First Lien Revolving Credit Facility”).
Below is a summary of key events related to the First Lien Credit Agreement since 2022:
•During 2022, we borrowed $550 million and repaid $575 million under the First Lien Revolving Credit Facility.
•In October 2023, we redeemed approximately $1.3 billion of the First Lien Term Loan due 2026 using net proceeds from the Commercial Divestiture.
•In October 2023, we amended and restated the First Lien Credit Agreement to refinance the remaining outstanding balance of the First Lien Term Loan due 2026 with a new $1,375 million 7-year term First Lien Term Loan B due 2030, among other things.
We did not borrow or repay any funds under the First Lien Revolving Credit Facility during 2023.

We are required to make scheduled quarterly principal payments on the First Lien Term Loan due 2030, with the remaining balance payable at maturity. We may make voluntary prepayments on the First Lien Term Loan due 2030 at any time prior to maturity at par. Additionally, we are required to make annual prepayments on the outstanding First Lien Term Loan due 2030 with a percentage of our excess cash flow, as defined in the First Lien Credit Agreement, if our excess cash flow exceeds a certain specified threshold. As of December 31, 2023, we were not required to make any annual prepayments based on our excess cash flow.
In addition, we are required to pay a commitment fee between 0.375% and 0.50% (determined based on a net first lien leverage ratio) with respect to the unused commitments under the First Lien Revolving Credit Facility.
Term Loan A Facility
In March and June 2023, we borrowed aggregate principal amounts of $600 million and $50 million, respectively, of term loans under a senior secured term loan A facility (the “Term Loan A Facility”) and used the proceeds to redeem $650 million of the ADT Notes due 2023 (defined below).
We are required to make scheduled quarterly principal payments on the Term Loan A Facility, with the remaining balance payable at maturity. We may make voluntary prepayments on the Term Loan A Facility at any time prior to maturity at par.
The Term Loan A Facility is subject to customary mandatory prepayment provisions, covenants, and restrictions, including a financial maintenance covenant requiring the Term Loan A Facility Borrowers to comply as of the last day of each fiscal quarter with a specified maximum consolidated net first lien leverage ratio.
Second Lien Notes due 2028
The 6.250% second-priority senior secured notes due 2028 (the “Second Lien Notes due 2028”) are due at maturity and may be redeemed at our option, in whole at any time or in part from time to time, at a redemption price equal to 103.125% of the principal amount of the Second Lien Notes due 2028 redeemed and accrued and unpaid interest as of, but excluding, the redemption date. The redemption price decreased to 101.563% on or after January 15, 2024 and decreases to 100% on or after January 15, 2025.
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
The indentures governing the First Lien Notes due 2024 and First Lien Notes due 2026 also provide for customary events of default.
Below is a summary of significant activity related to the First Lien Notes due 2024 since 2022:
•May 2023: We redeemed $150 million principal amount of the outstanding First Lien Notes due 2024 for a redemption price of $150 million, excluding accrued and unpaid interest, using cash on hand.
•December 2023: We redeemed $500 million principal amount of the outstanding First Lien Notes due 2024 for a redemption price of $500 million, excluding accrued and unpaid interest, using remaining net proceeds from the Commercial Divestiture and cash on hand.
First Lien Notes due 2027
The 3.375% first-priority senior secured notes due 2027 (the “First Lien Notes due 2027”) are due at maturity and may be redeemed at our option as follows:

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
First Lien Notes due 2029
The 4.125% first-priority senior secured notes due 2029 (the “First Lien Notes due 2029”) are due at maturity and may be redeemed at our option as follows:
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
The indenture governing the First Lien Notes due 2029 also provides for customary events of default.
ADT Notes
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
The indentures governing the ADT Notes also provide for customary events of default.
Below is a summary of key events related to the ADT Notes due 2023 since 2022:
•March 2023: The Company used the proceeds from the Closing Date Term Loan A Loans to redeem $600 million outstanding principal amount of the ADT Notes due 2023 for a total redemption price of $600 million, excluding any accrued and unpaid interest.
•June 2023: The Company redeemed the remaining outstanding principal amount of $100 million for a total redemption price of $100 million using $50 million of proceeds from the Incremental Term Loan A Loans and the remaining from cash on hand.
2020 Receivables Facility
The 2020 Receivables Facility allows us to obtain financing by selling or contributing certain retail installment contract receivables to our wholly-owned consolidated bankruptcy-remote special purpose entity (“SPE”). The SPE grants a security interest in those retail installment contract receivables as collateral for cash borrowings under the 2020 Receivables Facility. The SPE borrower under the 2020 Receivables facility is a separate legal entity with its own creditors who will be entitled, prior to and upon the liquidation of the SPE, to be satisfied out of the SPE’s assets prior to any assets of the SPE becoming available to us (other than the SPE). Accordingly, the assets of the SPE are not available to pay our creditors (other than the SPE), although collections from the transferred retail installment contract receivables in excess of amounts required to repay amounts then due and payable to the SPE’s creditors may be released to us and subsequently used by us (including to pay other creditors). The SPE’s creditors under the 2020 Receivables Facility have legal recourse to the transferred retail installment contract receivables owned by the SPE, and to us for certain performance and operational obligations relating to the 2020 Receivables Facility, but do not have any recourse to us (other than the SPE) for the payment of principal and interest on the advances under the 2020 Receivables Facility.
Below is a summary of significant amendments to the 2020 Receivables Facility since 2022:
•May 2022: Changed the benchmark rate from 1-month LIBOR to Daily SOFR, extended the scheduled termination date for the uncommitted revolving period from October 2022 to May 2023, and amended certain other terms to increase the advance rate on pledged collateral.
•March 2023: Increased the borrowing capacity from $400 million to $500 million and extended the uncommitted revolving period from May 2023 to March 2024, among other things.
We service the transferred retail installment contract receivables and are responsible for ensuring related collections are remitted to a segregated account in the SPE’s name. On a monthly basis, the segregated bank account is utilized to make required principal, interest, and other payments due under the 2020 Receivables Facility. The segregated account is considered restricted cash in our Consolidated Balance Sheets.
Proceeds and repayments under the 2020 Receivables Facility since 2022 were as follows:
•2023: Proceeds of $282 million and repayments of $200 million.
•2022: Proceeds of $277 million and repayments of $121 million.
Debt Covenants
Our credit agreements and indentures associated with the borrowings above contain certain covenants and restrictions that limit our ability to, among other things, incur additional debt or issue certain preferred equity interests; create liens on certain assets; make certain loans or investments (including acquisitions); pay dividends on or make distributions in respect of the capital stock or make other restricted payments; consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets; sell assets; enter into certain transactions with affiliates; enter into sale-leaseback transactions; restrict dividends from our subsidiaries or restrict liens; change our fiscal year; and modify the terms of certain debt or organizational agreements.
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
We are also subject to a financial maintenance covenant under the Term Loan A Facility credit agreement, which requires the borrowers under Term Loan A Facility to comply as of the last day of each fiscal quarter with a specified maximum consolidated net first lien leverage ratio.
As of December 31, 2023, we were in compliance with all financial covenant and other maintenance tests for all our debt obligations, and we do not believe there is a material risk of future noncompliance with our financial covenant and other maintenance tests.
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

Revenue Recognition
We generate revenue through contractual monthly recurring fees received for monitoring and related services provided to customers as well as the sale and installation of security and solar systems. We allocate transaction price to each performance obligation based on relative standalone selling price, which is determined using observable internal and external pricing, profitability, and certain operational metrics.
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
Customer Account Purchases - Purchases of contracts with customers under the ADT Authorized Dealer Program, or from other third parties, are considered asset acquisitions and are recognized based on the cost to acquire the assets, which may include cash consideration, non-cash consideration, contingent consideration, and directly-attributable transaction costs. These assets are accounted for on a pooled basis based on the month and year of acquisition. Based on the results of our lifing studies, we amortize our pooled contracts with customers using an accelerated method over the estimated life of the customer relationship, which is generally 15 years. The accelerated method for amortizing these contracts utilizes an average declining balance rate of approximately 300% and converts to straight-line methodology when the resulting amortization charge is greater than that from the accelerated method, resulting in an average amortization of approximately 65% of the pool within the first five years, 25% within the second five years, and 10% within the final five years.
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
There were no material impacts to these accelerated methods and estimated lives as a result of the Commercial Divestiture.
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
CSB - On October 1, 2023, we completed our annual goodwill impairment test by quantitatively testing the goodwill assigned to the CSB reporting unit. Based on the results of the quantitative test, we concluded that the fair value of the CSB reporting unit substantially exceeds its carrying value.
We estimated the fair value of our CSB reporting unit using the income approach, which discounts projected cash flows using market participant assumptions. The income approach includes significant assumptions including, but not limited to, forecasted revenue, operating profit margins, Adjusted EBITDA margins, operating expenses, cash flows, perpetual growth rates, and discount rates. In developing these assumptions, we rely on various factors including operating results, business plans, economic projections, anticipated future cash flows, and other market data.
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
Commercial - As a result of the purchase price of the Commercial Divestiture being substantially in excess of carrying value of the net assets divested, the Company concluded it is more likely than not that the fair value of the Commercial reporting unit exceeded its carrying value as of October 1, 2023, and the Commercial Divestiture closed on October 2, 2023.
Solar - During the first, second, and third quarters of 2023, the Company performed interim impairment quantitative assessments on the Solar reporting unit as a result of triggering events as of March 31, 2023, June 30, 2023, and September 30, 2023, and recorded goodwill impairment charges of $242 million, $181 million, and $88 million during the first, second, and third quarters of 2023, respectively. Following the impairments during 2023, the balance of goodwill in the Solar reporting unit was zero. The Company also assessed the recoverability of other long-lived assets related to its Solar business in connection with these impairments, and impairment charges were not material.
These impairments were a result of continued deterioration of industry conditions and macroeconomic decline as well as ADT Solar’s underperformance of operating results in successive quarters relative to expectations, and during the third quarter of 2023, as a result of the Company’s then recent plan to close a significant number of branches that operated the Solar business along with the associated headcount reductions.
Indefinite-Lived Intangible Assets
As of December 31, 2023, our only indefinite-lived intangible asset is the ADT trade name, which has a carrying value of $1.3 billion and was recognized in connection with the ADT Acquisition in May 2016. When performing a quantitative assessment, the fair value of the ADT trade name is determined under a relief from royalty method, which is an income approach that estimates the cost savings that accrue to us that we would otherwise have to pay in the form of royalties or license fees on revenue earned through the use of the asset. The utilization of the relief from royalty method requires us to make significant assumptions including revenue growth rates, the implied royalty rate, and the discount rate.
We performed a quantitative impairment test over the ADT trade name as of October 1, 2023 and 2022, and the fair value of the ADT trade name substantially exceeded its carrying value as of each testing date. In connection with our quantitative impairment test, we perform a sensitivity analysis on the key assumptions used to determine the fair value of the ADT trade name. During the periods presented, the results of our sensitivity analysis did not have a material impact on the conclusions reached.
We may, in future periods, perform a qualitative testing approach, where we assess whether it is more-likely-than-not that the ADT trade name’s fair value is less than its carrying amount.
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
Customer Relationships - Customer relationships acquired as part of business acquisitions are generally amortized over a period of up to 15 years based on management estimates about the amounts and timing of estimated future revenue from customer accounts and average customer account life that existed at the time of the related business acquisition. The majority of our customer relationships acquired in business combinations that originated from the Formation Transactions and the ADT Acquisition were fully amortized during 2023.
Dealer Relationships - Dealer relationships originated from the Formation Transactions and the ADT Acquisition and are primarily amortized on a straight-line basis over 19 years based on management estimates about the longevity of the underlying dealer network and the attrition of those respective dealers that existed at the time of the related business acquisition.
During 2023, 2022, and 2021, other definite-lived intangible assets acquired in business acquisitions were not material, and we have not recorded any material measurement period adjustments to purchase price allocations.
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
Refer to Note 10 “Income Taxes” for details on our valuation allowances and unrecognized tax benefits.
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
Interest Rate Risk
We manage interest rate exposure on our variable-rate debt through interest rate swap contracts. As of December 31, 2023, the principal balance of our debt, excluding finance leases, that was subject to a variable-rate was approximately 0% (including the impact of interest rate swaps) and approximately 30% (excluding the impact of interest rate swaps) of the total carrying amount of our debt.
As of December 31, 2023, we are no longer subject to a SOFR-based floor. If current SOFR increases or decreases, the increase or decrease in our debt service obligations on the majority of our variable rate indebtedness will be materially neutralized as our interest rate swaps hedge any increase or decrease in current SOFR.
As of December 31, 2022, certain of our variable-rate debt instruments were subject to a SOFR-based floor on interest payments of 0.75%, while our interest rate swap contracts were not subject to the same floor.

The impact of a hypothetical 10% change in interest rates on the fair value of our long-term debt (excluding finance leases) and interest rate swap contracts would be:

	As of December 31,
	2023		2022
Long-term debt (excluding finance leases):
Carrying amount	$7.8	billion	$9.7	billion
Fair value(1)	$7.7	billion	$9.3	billion
Fair value impact of hypothetical 10% change in interest rates	$193	million	$241	million
Interest rate swap contracts:
Notional value	$3.8	billion	$2.8	billion
Fair value - net asset / liability(2)	$145	million	$184	million
Fair value impact of hypothetical 10% change in interest rates	$33	million	$38	million
__________________
(1)     Fair value of long-term debt is based on the implied yield from broker-quoted market prices. The carrying amounts of debt outstanding, if any, under the Company’s revolving credit facility and receivables facility approximate fair values as interest rates on these borrowings approximate current market rates.
(2)     Fair value of interest rate swaps contracts is based on discounted cash flow analyses and was in a net asset position as of December 31, 2023 and 2022.
There were no material impacts as a result of the transition during 2023 to SOFR as the applicable benchmark rate for our debt instruments with a variable rate component, including our interest rate swap contracts.
Refer to Note 8 “Debt” and Note 9 “Derivative Financial Instruments” for details on our debt and interest rate swaps, respectively.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and those criteria, our management determined that our internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part IV of this Annual Report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in our management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the three months ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During 2023, ADT began a multi-year IT transformation project by which we will be migrating much of ADT’s infrastructure to the cloud. The initiative includes certain aspects of our customer relationship management and enterprise resource planning systems and will result in changes to our processes and procedures which, in turn, will result in changes to our internal control over financial reporting. To date, the transformation efforts have not materially affected our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
During the quarter ended December 31, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not Applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item 10 “Directors, Executive Officers and Corporate Governance” is incorporated herein by reference from our Proxy Statement for the 2024 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC within 120 days after our fiscal year end of December 31, 2023.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2023 with respect to shares of Common Stock issuable under our equity compensation plans. Both the 2016 Equity Incentive Plan (the “2016 Plan”) and the 2018 Omnibus Incentive Plan (the “2018 Plan”) provide for the award of stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”), and other equity and equity-based awards to our Board of Directors, officers, and non-officer employees. There are no shares of Class B Common Stock issuable under our equity compensation plans.

	Equity Compensation Plans
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders:
2016 Equity Incentive Plan(1)	2,311,329	$6.07	2,491,808
2018 Omnibus Incentive Plan(2)	39,177,767	$7.09	17,718,569

Equity compensation plans not approved by stockholders	—		—
Total	41,489,096		20,210,377
_________________
(1)Column (a) includes approximately 1.1 million shares of Common Stock that may be issued upon the exercise of service-based stock options and 1.2 million shares of Common Stock that may be issued upon the exercise of performance-based stock options.
We do not expect to issue additional share-based compensation awards under the 2016 Plan.
(2)Column (a) includes approximately (i) 21 million shares of Common Stock that may be issued upon the exercise of service-based stock options, (ii) 8 million shares of Common Stock that may be issued upon the exercise of performance-based stock options and (iii) 10 million shares of Common Stock that may be issued upon the vesting of service-based RSUs.
The weighted-average exercise price in column (b) is inclusive of the outstanding RSUs and RSAs, both of which can result in the issuance of shares for no consideration. Excluding the RSUs and RSAs, the weighted-average exercise price is equal to $9.40.

Apollo Margin Loan Agreement
As of October 3, 2019, certain investment funds directly or indirectly managed by Apollo (the “Apollo Funds”), the Company’s controlling stockholder, informed the Company that they have pledged all of their shares of the Company’s Common Stock, which as of the date of this Annual Report amounted to 498,300,366 shares, pursuant to a margin loan agreement and related documentation, as thereafter amended from time to time, on a non-recourse basis. Apollo has informed the Company that the loan to value ratio of the margin loan on February 20, 2024 was equal to approximately 36.85%. Apollo has also informed the Company that the margin loan agreement contains customary default provisions and that in the event of a default under the margin loan agreement the secured parties may foreclose upon any and all shares of the Company’s Common Stock pledged to them.
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
3. Exhibits
The exhibits listed on the accompanying Index to Exhibits are filed/furnished or incorporated by reference as part of this Annual Report on Form 10-K.
Index to Exhibits
The information required by this Item is set forth on the exhibit index below.

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	Exhibit	Filing Date
2.1^	Share Purchase Agreement, dated September 30, 2019, among ADT Security Holdings Canada Ltd., ADT Inc., and TELUS Communications Inc.	8-K	2.1	10/1/2019
2.2	Purchase Agreement, dated November 8, 2021, by and among The ADT Security Corporation, Compass Solar Group, LLC, MGG SPV VIII LLC, MGG SPV VII LLC, Compass Group Management, LLC, the Company Members party thereto, the Blocker Members party thereto, and ADT Inc.	10-K	2.2	3/1/2022
2.3	Equity Purchase Agreement, dated as of August 7, 2023, among ADT Inc., Iris Buyer LLC and Fire & Security Holdings, LLC	8-K	2.1	8/8/2023
3.1	Amended and Restated Certificate of Incorporation of ADT Inc.	8-K	3.1	9/17/2020
3.2	Amended and Restated Bylaws of ADT Inc.	8-K	3.1	9/18/2023
4.1	Indenture, dated as of July 5, 2012, by and between The ADT Corporation and Wells Fargo Bank, National Association	S-1	4.1	12/21/2017
4.2	Third Supplemental Indenture, dated as of July 5, 2012, by and among The ADT Corporation, Tyco International Ltd. and Wells Fargo Bank, National Association	S-1	4.4	12/21/2017
4.3	Fourth Supplemental Indenture, dated as of January 14, 2013, by and between The ADT Corporation and Wells Fargo Bank, National Association	S-1	4.5	12/21/2017
4.4	Sixth Supplemental Indenture, dated as of April 8, 2016, under 2012 Base Indenture, by and among The ADT Corporation, the guarantors party thereto and the Wells Fargo Bank, National Association	S-1	4.7	12/21/2017
4.5	Seventh Supplemental Indenture, dated as of April 22, 2016, under 2012 Base Indenture, by and among The ADT Corporation, the guarantors party thereto and the Wells Fargo Bank, National Association	S-1	4.8	12/21/2017
4.6	Eighth Supplemental Indenture, dated as of May 2, 2016, under 2012 Base Indenture, by and among Prime Finance, Inc., The ADT Corporation and the Wells Fargo Bank, National Association	S-1	4.9	12/21/2017
4.7	Ninth Supplemental Indenture, dated as of November 15, 2017, under 2012 Base Indenture, by and among The ADT Security Corporation, DataShield, LLC and Wells Fargo Bank, National Association	10-K	4.10	3/11/2019
4.8	Twelfth Supplemental Indenture, dated as of January 7, 2019, under 2012 Base Indenture, by and among The ADT Security Corporation, the guarantors party thereto and Wells Fargo Bank, National Association	10-K	4.13	3/11/2019
4.9	Fifteenth Supplemental Indenture, dated as of November 14, 2019, under 2012 Base Indenture, by and among The ADT Security Corporation, I-View Now LLC and Wells Fargo Bank, National Association	10-K	4.16	3/10/2020
4.10	Indenture, dated as of May 2, 2016, by and between Prime Security One MS, Inc. and the Wells Fargo Bank, National Association	S-1	4.14	12/21/2017

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	Exhibit	Filing Date
4.11	First Supplemental Indenture, dated as of May 2, 2016, by and among The ADT Corporation, the guarantors party thereto and the Wells Fargo Bank, National Association	S-1	4.15	12/21/2017
4.12	Second Supplemental Indenture, dated as of August 9, 2016, by and between The ADT Corporation, the Notes Guarantors and Wells Fargo Bank, National Association	S-1	4.18	12/21/2017
4.13	Third Supplemental Indenture, dated as of November 15, 2017, by and among The ADT Security Corporation, DataShield, LLC and Wells Fargo Bank, National Association	10-K	4.27	3/11/2019
4.14	Sixth Supplemental Indenture, dated as of January 7, 2019, by and among The ADT Security Corporation, the guarantors party thereto and Wells Fargo Bank, National Association	10-K	4.30	3/11/2019
4.15	Ninth Supplemental Indenture, dated as of November 14, 2019, by and among The ADT Security Corporation, I-View Now LLC and Wells Fargo Bank, National Association	10-K	4.37	3/10/2020
4.16	Indenture, dated as of April 4, 2019, by and among Prime Security Services Borrower, LLC, Prime Finance Inc., the guarantors party thereto from time to time, and Wells Fargo Bank, National Association, as trustee, relating to the $750 million aggregate principal amount of 5.250% first-priority senior secured notes due 2024.	8-K	4.1	4/4/2019
4.17	First Supplemental Indenture, dated as of November 14, 2019, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., I-View Now LLC and Wells Fargo Bank, National Association	10-K	4.49	3/10/2020
4.18	Indenture, dated as of April 4, 2019, by and among Prime Security Services Borrower, LLC, Prime Finance Inc., the guarantors party thereto from time to time, and Wells Fargo Bank, National Association, as trustee, relating to the $750 million aggregate principal amount of 5.750% first-priority senior secured notes due 2026.	8-K	4.2	4/4/2019
4.19	First Supplemental Indenture, dated as of September 23, 2019, by and among Prime Security Services Borrower, LLC, Prime Finance Inc., the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee, relating to the $600 million aggregate principal amount of 5.750% first-priority senior secured notes due 2026	8-K	4.1	9/24/2019
4.20	Second Supplemental Indenture, dated as of November 14, 2019, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., I-View Now LLC and Wells Fargo Bank, National Association	10-K	4.53	3/10/2020
4.21	Indenture, dated as of January 28, 2020, by and among Prime Security Services Borrower, LLC, Prime Finance Inc., the guarantors party thereto from time to time and Wells Fargo Bank, National Association, as trustee, relating to the $1,300 million aggregate principal amount of 6.250% Second-Priority Senior Secured Notes due 2028	8-K	4.1	1/28/2020
4.22	Indenture, dated as of August 20, 2020, by and among Prime Security Services Borrower, LLC, Prime Finance Inc., the guarantors party hereto from time to time, and Wells Fargo Bank, National Association, as trustee, relating to $1,000 million aggregate principal amount of 3.375% first-priority senior secured notes due 2027	8-K	4.1	8/20/2020
4.23	First-Priority Senior Secured Notes Indenture, dated as of July 29, 2021, by and among The ADT Security Corporation, Prime Security Services Borrower, LLC, the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee and collateral agent	8-K	4.1	7/29/2021
4.24	Seventeenth Supplemental Indenture, dated as of January 7, 2022, under 2012 Base Indenture, by and among The ADT Security Corporation, Compass Solar Group, LLC, Marc Jones Construction, L.L.C., Buildpro, L.L.C., Energypro LLC and Wells Fargo Bank, National Association	10-Q	4.1	5/6/2022
4.25	Eighteenth Supplemental Indenture, dated as of April 28, 2022, under 2012 Base Indenture, by and among The ADT Security Corporation, ADT Innovation LLC and Wells Fargo Bank, National Association	10-Q	4.2	5/6/2022
4.26	Eleventh Supplemental Indenture, dated as of January 7, 2022, by and among The ADT Security Corporation, Compass Solar Group, LLC, Marc Jones Construction, L.L.C., Buildpro, L.L.C., Energypro LLC and Wells Fargo Bank, National Association	10-Q	4.3	5/6/2022
4.27	Twelfth Supplemental Indenture, dated as of April 28, 2022, by and among The ADT Security Corporation, ADT Innovation LLC and Wells Fargo Bank, National Association	10-Q	4.4	5/6/2022
4.28	Third Supplemental Indenture, dated as of January 7, 2022, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., Compass Solar Group, LLC, Marc Jones Construction, L.L.C., Buildpro, L.L.C., Energypro LLC and Wells Fargo Bank, National Association	10-Q	4.5	5/6/2022
4.29	Fourth Supplemental Indenture, dated as of April 28, 2022, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., ADT Innovation LLC and Wells Fargo Bank, National Association	10-Q	4.6	5/6/2022
4.30	Fourth Supplemental Indenture, dated as of January 7, 2022, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., Compass Solar Group, LLC, Marc Jones Construction, L.L.C., Buildpro, L.L.C., Energypro LLC and Wells Fargo Bank, National Association	10-Q	4.7	5/6/2022

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	Exhibit	Filing Date
4.31	Fifth Supplemental Indenture, dated as of April 28, 2022, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., ADT Innovation LLC and Wells Fargo Bank, National Association	10-Q	4.8	5/6/2022
4.32	First Supplemental Indenture, dated as of January 7, 2022, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., Compass Solar Group, LLC, Marc Jones Construction, L.L.C., Buildpro, L.L.C., Energypro LLC and Wells Fargo Bank, National Association	10-Q	4.9	5/6/2022
4.33	Second Supplemental Indenture, dated as of April 28, 2022, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., ADT Innovation LLC and Wells Fargo Bank, National Association	10-Q	4.10	5/6/2022
4.34	Second Supplemental Indenture, dated as of January 7, 2022, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., Compass Solar Group, LLC, Marc Jones Construction, L.L.C., Buildpro, L.L.C., Energypro LLC and Wells Fargo Bank, National Association	10-Q	4.11	5/6/2022
4.35	Third Supplemental Indenture, dated as of April 28, 2022, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., ADT Innovation LLC and Wells Fargo Bank, National Association	10-Q	4.12	5/6/2022
4.36	First Supplemental Indenture, dated as of January 7, 2022, by and among The ADT Security Corporation, Compass Solar Group, LLC, Marc Jones Construction, L.L.C., Buildpro, L.L.C., Energypro LLC and Wells Fargo Bank, National Association	10-Q	4.13	5/6/2022
4.37	Second Supplemental Indenture, dated as of April 28, 2022, by and among The ADT Security Corporation, ADT Innovation LLC and Wells Fargo Bank, National Association	10-Q	4.14	5/6/2022
4.38	Description of Securities	10-K	4.24	3/1/2022
10.1	Incremental Assumption and Amendment Agreement No. 11, dated as of July 2, 2021, by and among Prime Security Services Holdings, LLC, Prime Security Services Borrower, LLC, The ADT Security Corporation, the subsidiary loan parties party thereto, the lenders and issuing banks party thereto and Barclays Bank PLC, as administrative agent	8-K	10.1	7/6/2021
10.2	Subsidiary Guarantee Agreement (First Lien), dated July 1, 2015, among the Subsidiaries of Prime Security Services Borrower, LLC named therein and Credit Suisse AG, Cayman Islands Branch, as Collateral Agent	S-1	10.2	12/21/2017
10.3	Supplement No. 1, dated as of May 2, 2016, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Securities Services Borrower, LLC and Barclays Bank PLC, as Collateral Agent	S-1	10.6	12/21/2017
10.4	Supplement No. 2, dated as of October 31, 2017, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent	10-K	10.55	3/11/2019
10.5	Supplement No. 3, dated as of January 22, 2018, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent	10-K	10.56	3/11/2019
10.6	Supplement No. 4, dated as of February 28, 2018, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent	10-K	10.57	3/11/2019
10.7	Supplement No. 5, dated as of August 17, 2018, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent	10-K	10.58	3/11/2019
10.8	Supplement No. 6, dated as of January 2, 2019, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent	10-K	10.59	3/11/2019
10.9	Supplement No. 7, dated as of January 30, 2019, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent	10-K	10.60	3/11/2019
10.10	Supplement No. 8, dated as of March 11, 2019, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent	10-Q	10.13	5/7/2019
10.11	Supplement No. 11, dated as of January 7, 2022, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent	10-Q	10.4	5/6/2022
10.12	Supplement No. 12, dated as of April 28, 2022, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent	10-Q	10.5	5/6/2022

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	Exhibit	Filing Date
10.13	Holdings Guarantee and Pledge Agreement (First Lien), dated and effective as of July 1, 2015, between Prime Security Services Holdings, LLC, as Holdings, and Credit Suisse AG, Cayman Islands Branch, as Collateral Agent	S-1	10.4	12/21/2017
10.14	Collateral Agreement (First Lien), dated as of July 1, 2015 among Prime Security Services Borrower, LLC, each Subsidiary of Prime Security Services Borrower, LLC from time to time identified therein as a party and Barclays Bank PLC, as collateral agent	S-1	10.5	12/21/2017
10.15	Collateral Agreement (Second Lien), dated as of January 28, 2020, among Prime Security Services Borrower LLC, as Issuer, Prime Finance, Inc., as Co-Issuer, each Subsidiary Guarantor party thereto and Wells Fargo Bank, National Association, as Collateral Agent	8-K	10.1	1/28/2020
10.16	First Lien/First Lien Intercreditor Agreement, dated as of May 2, 2016 among Barclays Bank PLC, as Collateral Agent, Barclays Bank PLC, as Authorized Representative under the Credit Agreement, Wells Fargo Bank, National Association, as the Initial Other Authorized Representative, and each additional Authorized Representative from time to time party hereto relating to Prime Security Services Borrower, LLC	S-1	10.8	12/21/2017
10.17	First Lien/Second Lien Intercreditor Agreement, dated as of July 1, 2015, between Credit Suisse AG, Cayman Islands Branch, as First Lien Facility Agent and Applicable First Lien Agent, and Credit Suisse AG, Cayman Islands Branch, as Second Lien Facility Agent and Applicable Second Lien Agent relating to Prime Security Services Borrower, LLC	S-1	10.9	12/21/2017
10.18	Receivables Purchase Agreement, dated as of March 5, 2020, among ADT LLC, individually and as servicer, ADT Finance LLC, as seller, various purchasers and purchaser agents from time to time party thereto, and Mizuho Bank, LTD., as Administrative Agent, Arranger, Collateral Agent and Structuring Agent	10-K	10.21	3/10/2020
10.19	Agreement of Amendment to Receivables Purchase Agreement, dated as of April 17, 2020, among ADT LLC, individually and as servicer, ADT Finance LLC, as seller, various purchasers and purchaser agents from time to time party thereto, and Mizuho Bank, LTD., as Administrative Agent, Arranger, Collateral Agent and Structuring Agent	10-Q	10.22	5/7/2020
10.20	Second Agreement of Amendment to Receivables Purchase Agreement, dated September 17, 2020, among ADT LLC, individually and as servicer, ADT Finance LLC, as seller, various purchasers and purchaser agents from time to time party thereto, and Mizuho Bank, LTD., as Administrative Agent, Arranger, Collateral Agent and Structuring Agent	10-Q	10.23	11/5/2020
10.21	Third Agreement of Amendment to Receivables Purchase Agreement, dated January 29, 2021, among ADT LLC, individually and as servicer, ADT Finance LLC, as seller, various purchasers and purchaser agents from time to time party thereto, and Mizuho Bank, LTD., as Administrative Agent, Arranger, Collateral Agent and Structuring Agent	10-K	10.25	2/25/2021
10.22	Fourth Agreement of Amendment to Receivables Purchase Agreement, dated March 5, 2021, among ADT LLC, individually and as servicer, ADT Finance LLC, as seller, various purchasers and purchaser agents from time to time party thereto, and Mizuho Bank, LTD., as Administrative Agent, Arranger, Collateral Agent and Structuring Agent	10-Q	10.26	5/5/2021
10.23	Receivables Sale and Contribution Agreement, dated as of April 17, 2020, between ADT LLC, as Originator and Servicer and ADT Finance Inc., as Buyer	10-Q	10.23	5/7/2020
10.24^	Receivables Financing Agreement, among ADT LLC, ADT Finance LLC and Mizuho Bank, Ltd., dated as of July 16, 2021	8-K	10.1	7/19/2021
10.25^	First Amendment and Joinder to the Receivables Financing Agreement and the Receivables Sale and Contribution Agreement, among ADT LLC, ADT Finance LLC, Mizuho Bank, Ltd., MUFG Bank, Ltd., BNP Paribas, and Starbird Funding Corporation, dated as of October 29, 2021	8-K	10.1	10/29/2021
10.26	Second Amendment to the Receivables Financing Agreement, among ADT LLC, ADT Finance LLC and Mizuho Bank, LTD., dated as of December 10, 2021	10-K	10.24	3/1/2022
10.27	Bank Rate Amendment to the Receivables Financing Agreement, among ADT LLC, ADT Finance LLC and Mizuho Bank, Ltd., dated as of April 19, 2022	10-Q	10.3	5/6/2022
10.28	Third Amendment dated as of May 20, 2022, to Receivables Financing Agreement, among ADT LLC, ADT Finance LLC, and Mizuho Bank, Ltd., dated as of July 16, 2021	10-Q	10.3	8/4/2022
10.29	Trademark Agreement, dated as of September 25, 2012, by and among ADT Services GmbH, ADT US Holdings, Inc., Tyco International Ltd. and The ADT Corporation	S-1	10.19	12/21/2017
10.30	Patent Agreement, dated as of September 26, 2012, by and between Tyco International Ltd. and The ADT Corporation	S-1	10.20	12/21/2017
10.31	Separation and Distribution Agreement, dated September 26, 2012 by and among Tyco International Ltd., Tyco International Finance S.A., The ADT Corporation and ADT LLC	S-1	10.21	12/21/2017
10.32	ADT LLC Supplemental Savings and Retirement Plan, effective as of April 1, 2017	S-1	10.22	12/21/2017
10.33	Amendment to the ADT LLC Supplemental Savings and Retirement Plan, effective as of December 18, 2017	10-K	10.31	2/25/2021

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	Exhibit	Filing Date
10.34	Amendment to the ADT LLC Supplemental Savings and Retirement Plan, effective as of December 24, 2018	10-K	10.32	2/25/2021
10.35	Amendment to the ADT LLC Supplemental Savings and Retirement Plan, effective as of December 31, 2018	10-K	10.33	2/25/2021
10.36	Amendment to the ADT LLC Supplemental Savings and Retirement Plan, effective as of February 8, 2019	10-K	10.34	2/25/2021
10.37	Amendment to the ADT LLC Supplemental Savings and Retirement Plan, effective as of July 29, 2019	10-K	10.35	2/25/2021
10.38	Amendment to the ADT LLC Supplemental Savings and Retirement Plan, effective as of December 15, 2021	10-Q	10.4	8/4/2022
10.39	Amendment to the ADT LLC Supplemental Savings and Retirement Plan, effective as of January 1, 2022	10-Q	10.13	11/3/2022
10.40	Amendment to the ADT LLC Supplemental Savings and Retirement Plan, effective as of February 22, 2023	10-K	10.40	2/28/2023
10.41	Stockholders Agreement, dated as of December 14, 2018, by and between the ADT Inc. and Prime Security Services TopCo Parent, L.P.	10-K	10.34	3/1/2022
10.42	Registration Rights Agreement by and between the ADT Inc. and Prime Securities Services TopCo, LP	10-K	10.24	3/15/2018
10.43	Amendment to the Registration Rights Agreement between ADT Inc. and Prime Security Services TopCo Parent, L.P.	10-Q	10.10	8/9/2018
10.44	Securities Purchase Agreement, dated as of July 31, 2020, by and between ADT Inc. and Google LLC	8-K	10.1	8/3/2020
10.45	Investor Rights Agreement, dated as of September 17, 2020, by and between ADT Inc. and Google LLC	8-K	10.1	9/17/2020
10.46*	Amendment No. 1 to Investor Rights Agreement, dated as of September 5, 2022, by and between ADT Inc. and Google LLC
10.47*	Amendment No. 2 to Investor Rights Agreement, dated as of December 29, 2023, by and between ADT Inc. and Google LLC
10.48	Form of Indemnification Agreement by and between the Company and each of its Directors and Executive Officers	10-Q	10.34	8/5/2020
10.49+	Amended and Restated Employment Agreement, dated December 19, 2017, between The ADT Security Corporation (together with any of its subsidiaries and Affiliates) and Donald Young	S-1	10.25	12/21/2017
10.50+	Amendment to Amended and Restated Employment Agreement, dated May 3, 2019, between The ADT Security Corporation (together with any of its subsidiaries and Affiliates) and Donald Young	10-Q	10.27	5/7/2019
10.51+	Amended and Restated Employment Agreement, dated December 19, 2017, between The ADT Security Corporation (together with any of its subsidiaries and Affiliates) and Daniel M. Bresingham	S-1	10.28	12/21/2017
10.52+	Amended and Restated Employment Agreement, dated December 19, 2017, between ADT LLC, (together with any of its subsidiaries and Affiliates) and Jeffrey Likosar	S-1	10.31	12/21/2017
10.53+	Employment Offer Letter, dated February 1, 2019, between ADT LLC (with its Affiliates and Successors) and David Smail	10-K	10.51	2/28/2023
10.54+*	Employment Offer Letter, dated December 8, 2022, between ADT LLC (with its Affiliates and Successors) and Wayne Thorsen
10.55+	ADT Inc. 2018 Omnibus Incentive Plan	S-1	10.32	12/21/2017
10.56+	First Amendment to ADT Inc. 2018 Omnibus Incentive Plan dated April 25, 2019	10-Q	10.33	8/6/2019
10.57+	Form of Restricted Stock Unit Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan	S-1	10.33	12/21/2017
10.58+	Form of Non-Qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan	S-1	10.34	12/21/2017
10.59+	Form of Non-Qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan (Class B Unit Redemption)	S-1/A	10.35	1/8/2018
10.60+	Form of Amendment to Non-Qualified Award Agreement for use under ADT Inc. 2018 Omnibus Incentive Plan (Class B Unit Redemption)	10-Q	10.37	8/6/2019
10.61+	Form of Common Stock Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan	S-1/A	10.36	1/8/2018

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	Exhibit	Filing Date
10.62+	ADT Inc. 2018 Omnibus Incentive Plan Restricted Stock Unit Non-Employee Director Award Agreement	10-Q	10.9	8/9/2018
10.63+	Form of Restricted Stock Unit Special Equity Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan	10-Q	10.47	5/7/2020
10.64+	Form of Non-Qualified Option Special Equity Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan	10-Q	10.48	5/7/2020
10.65+	Form of Restricted Stock Unit Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan effective as of January 1, 2022	10-Q	10.5	11/9/2021
10.66+	Form of Non-Qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan effective as of January 1, 2022	10-Q	10.6	11/9/2021
10.67+	Form of Restricted Stock Unit Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan effective as of August 1, 2022	SC TO-I	(d)(34)	9/12/2022
10.68+	Form of Non-Qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan effective as of August 1, 2022	SC TO-I	(d)(35)	9/12/2022
10.69+	Second Amended & Restated Employment Agreement with James D. DeVries	10-Q	10.12	11/8/2018
10.70+	Amendment to Second Amended & Restated Employment Agreement of James D. DeVries	8-K	10.2	12/3/2018
10.71+	ADT Inc. Annual Incentive Plan	8-K	10.1	7/29/2021
10.72	Investor Rights Agreement, dated December 8, 2021, by and among ADT Inc. and the Holders party thereto	10-K	10.63	3/1/2022
10.73	Securities Purchase Agreement, dated as of September 5, 2022, by and between ADT Inc. and State Farm Fire & Casualty Company	8-K	10.1	9/6/2022
10.74	Tender and Support Agreement, dated as of September 5, 2022, by and between ADT Inc., Prime Security Services TopCo (ML), L.P. and Prime Security Services TopCo (ML II), L.P	8-K	10.2	9/6/2022
10.75	Support Agreement, dated as of September 5, 2022, by and between ADT Inc. and Google LLC	8-K	10.3	9/6/2022
10.76+	Form of Performance Unit Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan	SC TO-I	(d)(20)	9/12/2022
10.77+	Form of Time and Performance Vesting Non-Qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan	SC TO-I	(d)(21)	9/12/2022
10.78+	Form of Time and Performance Vesting Restricted Stock Unit Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan	SC TO-I	(d)(22)	9/12/2022
10.79+	Form of Non-Qualified Option Award Agreement for use under the Prime Security Services Parent, Inc. 2016 Equity Incentive Plan	SC TO-I	(d)(24)	9/12/2022
10.80	Commitment Letter by and among Prime Security Services Borrower, LLC, The ADT Security Corporation, Deutsche Bank Securities Inc., Deutsche Bank AG New York Branch, BNP Paribas, Mizuho Bank, Ltd., MUFG Bank, Ltd., Citizens Bank, N.A., Citigroup Global Markets Inc., Morgan Stanley Senior Funding, Inc., Royal Bank of Canada, Barclays Bank PLC, ING Capital LLC and Credit Suisse AG, New York Branch, dated as of September 15, 2022	8-K	10.1	9/15/2022
10.81	Investor Rights Agreement, dated as of October 13, 2022, by and between ADT Inc. and State Farm Fire & Casualty Company	8-K	10.1	10/13/2022
10.82+	Amended and Restated Management Investor Rights Agreement	10-K	10.39	3/15/2018
10.83+	Amendment No. 1 to Amended and Restated Management Investor Rights Agreement, dated as of December 9, 2022, by Prime Security Services TopCo Parent	8-K	10.1	12/15/2022
10.84	Term Loan Credit Agreement, by and among Prime Security Services Holdings, LLC, as Holdings, Prime Security, Services Borrower, LLC and the ADT Security Corporation, as borrowers, Barclays Bank PLC, as Administrative Agent, and the lenders party thereto, as dated as of March 14, 2023	8-K	10.1	3/15/2023
10.85	Incremental Assumption and Amendment Agreement No.1, by and among Prime Security Holdings, LLC, as Holdings, Prime Security Services Borrower, LLC and the ADT security Corporation, as borrowers, the subsidiary loan parties party thereto, Barclays Bank PLC, as Administrative Agent, and the lenders party thereto, dated as of March 14, 2023	8-K	10.2	3/15/2023
10.86	Amendment Agreement No. 12, dated as of May 10, 2023, by and between Prime Security Services Borrower, LLC and Barclays Bank PLC, as administrative agent	10-Q	10.4	8/8/2023
10.87	Incremental Assumption and Amendment Agreement No.13, dated as of October 13,2023, by and among Prime Security Holdings, LLC, as Holdings, Prime Security Services Borrower, LLC and the ADT security Corporation, as borrowers, the subsidiary loan parties party thereto, Barclays Bank PLC, as Administrative Agent	8-K	10.1	10/13/2023
10.88	Receivables Financing Agreement, among Compass Solar Group, LLC, ADT Solar Finance LLC and Mizuho Bank, Ltd., dated as of August 2, 2023.	10-Q	10.2	11/02/2023

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	Exhibit	Filing Date
10.89	Fourth Amendment to the Receivables Financing Agreement, among ADT Finance LLC, Mizuho Bank, Ltd., ADT LLC, MUFG Bank, Ltd., Starbird Funding Corporation, and BNP Paribas, dated as of March 29, 2023	8-K	10.1	3/30/2023
21*	Subsidiaries of ADT Inc.
23*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
31.2*	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
32.1**	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Policy Relating to Incentive Compensation Clawback
101	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document
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

ADT Inc.
Date:	February 28, 2024	By:	/s/ James D. DeVries
		Name:	James D. DeVries
		Title:	Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2024.

Name	Title
/s/ James D. DeVries	Chairman, President and Chief Executive Officer (Principal Executive Officer)
James D. DeVries
/s/ Jeffrey Likosar	Chief Transformation Officer and President, Corporate Development and Interim Chief Financial Officer (Principal Financial Officer)
Jeffrey Likosar
/s/ Steven Burzo	Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)
Steven Burzo
/s/ Nicole Bonsignore	Director
Nicole Bonsignore
/s/ Marques Coleman	Director
Marques Coleman
/s/ Stephanie Drescher	Director
Stephanie Drescher
/s/ Tracey R. Griffin	Director
Tracey R. Griffin
/s/ Benjamin Honig	Director
Benjamin Honig
/s/ William M. Lewis, Jr	Director
William M. Lewis, Jr
/s/ Reed B. Rayman	Director
Reed B. Rayman
/s/ Paul J. Smith	Director
Paul J. Smith
/s/ Lee J. Solomon	Director
Lee J. Solomon
/s/ Matthew E. Winter	Director
Matthew E. Winter
/s/ Sigal Zarmi	Director
Sigal Zarmi

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of ADT Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of ADT Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Interim Goodwill Impairment Assessments — Solar Reporting Unit
As described in Note 7 to the consolidated financial statements, the Company’s goodwill balance was $4.9 billion as of December 31, 2023, and the goodwill associated with the Solar reporting unit was zero as a result of impairments recorded during 2023. Goodwill is tested by management for impairment at least annually as of the first day of the fourth quarter of each year and more often if an event occurs or circumstances change which indicate it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If management elects to bypass the qualitative assessment for any reporting unit, or if a qualitative assessment indicates it is more-likely-than-not that the estimated fair value of a reporting unit is less than its carrying amount, management proceeds to a quantitative approach. Under a quantitative approach, management estimates the fair value of a reporting unit and compares it to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. As a result of triggering events during the first, second, and third quarters of 2023, management performed interim impairment quantitative assessments on the Solar reporting unit and recorded goodwill impairment charges of $242 million, $181 million, and $88 million, respectively. These impairments were a result of continued deterioration of industry conditions and macroeconomic decline, as well as Solar’s underperformance of operating results in successive quarters relative to expectations, and during the third quarter of 2023, as a result of managements then recent plan to close a significant number of branches. Management estimates the fair value of its reporting unit using the income approach, which discounts projected cash flows using market participant assumptions. The income approach includes significant assumptions including forecasted revenue, operating profit margins, adjusted EBITDA margins, operating expenses, cash flows, perpetual growth rates, and discount rates.
The principal considerations for our determination that performing procedures relating to the interim goodwill impairment assessments of the Solar reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the Solar reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to forecasted revenue, operating profit margins, operating expenses, and discount rate; (iii) the audit effort involved the use of professionals with specialized skill and knowledge; and (iv) as previously disclosed by management, a material weakness existed during the year related to this matter.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of the Solar reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimates of the Solar reporting unit; (ii) evaluating the appropriateness of the income approach used by management; (iii) testing the completeness and accuracy of underlying data used in the income approach; and (iv) evaluating the reasonableness of the significant assumptions used by management related to forecasted revenue, operating profit margins, operating expenses, and discount rate. Evaluating management’s assumptions related to forecasted revenue, operating profit margins, and operating expenses involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Solar reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income approach and (ii) the reasonableness of the discount rate assumption.
/s/ PricewaterhouseCoopers LLP
Miami, Florida
February 28, 2024
We have served as the Company’s auditor since 2010.

ADT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$14,621	$257,223
Restricted cash and restricted cash equivalents	115,329	116,357
Accounts receivable, net of allowance for credit losses of $53,229 and $35,482, respectively	390,471	334,556
Inventories, net	223,681	225,351
Work-in-progress	6,427	11,983
Prepaid expenses and other current assets	254,165	306,603
Current assets held for sale	—	469,923
Total current assets	1,004,694	1,721,996
Property and equipment, net	283,170	306,191
Subscriber system assets, net	3,005,936	2,918,540
Intangible assets, net	4,877,493	4,926,964
Goodwill	4,903,899	5,430,427
Deferred subscriber acquisition costs, net	1,175,904	990,672
Other assets	712,998	640,932
Noncurrent assets held for sale	—	885,514
Total assets	$15,964,094	$17,821,236

Liabilities and stockholders' equity
Current liabilities:
Current maturities of long-term debt	$320,612	$857,624
Accounts payable	293,883	417,860
Deferred revenue	264,398	309,907
Accrued expenses and other current liabilities	601,315	776,739
Current liabilities held for sale	—	298,973
Total current liabilities	1,480,208	2,661,103
Long-term debt	7,523,349	8,946,719
Deferred subscriber acquisition revenue	1,914,954	1,580,873
Deferred tax liabilities	1,027,189	892,994
Other liabilities	229,748	240,129
Noncurrent liabilities held for sale	—	106,270
Total liabilities	12,175,448	14,428,088

Commitments and contingencies (See Note 14)

Stockholders' equity:
Preferred stock—authorized 1,000,000 shares of $0.01 par value; zero issued and outstanding as of December 31, 2023 and 2022	—	—
Common stock—authorized 3,999,000,000 shares of $0.01 par value; issued and outstanding shares of 867,432,337 and 862,098,041 as of December 31, 2023 and 2022, respectively	8,674	8,621
Class B common stock—authorized 100,000,000 shares of $0.01 par value; issued and outstanding shares of 54,744,525 as of December 31, 2023 and 2022	547	547
Additional paid-in capital	7,413,305	7,380,759
Accumulated deficit	(3,617,718)	(3,949,579)
Accumulated other comprehensive income (loss)	(16,162)	(47,200)
Total stockholders' equity	3,788,646	3,393,148
Total liabilities and stockholders' equity	$15,964,094	$17,821,236
See Notes to Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2023	2022	2021
Revenue:
Monitoring and related services	$4,178,998	$4,053,048	$3,882,290
Security installation, product, and other	473,826	328,856	273,082
Solar installation, product, and other	329,835	786,426	47,351
Total revenue	4,982,659	5,168,330	4,202,723
Cost of revenue (exclusive of depreciation and amortization shown separately below):
Monitoring and related services	604,368	596,664	629,204
Security installation, product, and other	147,314	102,118	108,823
Solar installation, product, and other	256,784	501,710	34,758
Total cost of revenue	1,008,466	1,200,492	772,785
Selling, general, and administrative expenses	1,539,579	1,662,826	1,541,330
Depreciation and intangible asset amortization	1,350,980	1,615,830	1,839,658
Merger, restructuring, integration, and other	62,172	17,229	39,159
Goodwill impairment	511,176	200,974	—
Operating income (loss)	510,286	470,979	9,791
Interest expense, net	(572,150)	(264,265)	(456,825)
Loss on extinguishment of debt	(16,621)	—	(37,113)
Other income (expense)	11,958	(57,568)	8,313
Income (loss) from continuing operations before income taxes and equity in net earnings (losses) of equity method investee	(66,527)	149,146	(475,834)
Income tax benefit (expense)	(4,585)	(37,682)	131,657
Income (loss) from continuing operations before equity in net earnings (losses) of equity method investee	(71,112)	111,464	(344,177)
Equity in net earnings (losses) of equity method investee	6,572	(4,601)	—
Income (loss) from continuing operations	(64,540)	106,863	(344,177)
Income (loss) from discontinued operations, net of tax	527,549	25,800	3,357
Net income (loss)	$463,009	$132,663	$(340,820)

Common Stock:
Income (loss) from continuing operations per share - basic	$(0.07)	$0.12	$(0.42)
Income (loss) from continuing operations per share - diluted	$(0.07)	$0.12	$(0.42)

Net income (loss) per share - basic	$0.51	$0.15	$(0.41)
Net income (loss) per share - diluted	$0.51	$0.15	$(0.41)

Weighted-average shares outstanding - basic	856,843	848,465	770,620
Weighted-average shares outstanding - diluted	856,843	848,465	770,620

Class B Common Stock:
Income (loss) from continuing operations per share - basic	$(0.07)	$0.12	$(0.42)
Income (loss) from continuing operations per share - diluted	$(0.07)	$0.12	$(0.42)

Net income (loss) per share - basic	$0.51	$0.15	$(0.41)
Net income (loss) per share - diluted	$0.51	$0.15	$(0.41)

Weighted-average shares outstanding - basic	54,745	54,745	54,745
Weighted-average shares outstanding - diluted	54,745	54,745	54,745
See Notes to Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2023	2022	2021
Net income (loss)	$463,009	$132,663	$(340,820)
Other comprehensive income (loss), net of tax:
Cash flow hedges	32,129	25,754	46,234
Other	(1,091)	(3,981)	3,408
Total other comprehensive income (loss), net of tax	31,038	21,773	49,642
Comprehensive income (loss)	$494,047	$154,436	$(291,178)
See Notes to Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of December 31, 2020	771,014	54,745	$7,710	$547	$6,640,763	$(3,491,069)	$(118,615)	$3,039,336
Net income (loss)	—	—	—	—	—	(340,820)	—	(340,820)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	49,642	49,642
Issuance of common stock, net of expenses	69,667	—	697	—	567,912	—	—	568,609
Dividends, including dividends reinvested in common stock	—	—	—	—	4	(119,154)	—	(119,150)
Share-based compensation expense	—	—	—	—	61,237	—	—	61,237
Transactions related to employee share-based compensation plans and other	6,145	—	61	—	(8,649)	(1,547)	—	(10,135)
Balance as of December 31, 2021	846,826	54,745	$8,468	$547	$7,261,267	$(3,952,590)	$(68,973)	$3,248,719
Net income (loss)	—	—	—	—	—	132,663	—	132,663
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	21,773	21,773
Issuance of common stock, net of expenses	140,681	—	1,407	—	1,188,488	—	—	1,189,895
Repurchases of common stock	(133,333)	—	(1,333)	—	(1,093,334)	—	—	(1,094,667)
Dividends	—	—	—	—	—	(127,835)	—	(127,835)
Share-based compensation expense	—	—	—	—	66,566	—	—	66,566
Contingent forward purchase contract	—	—	—	—	(41,938)	—	—	(41,938)
Transactions related to employee share-based compensation plans and other	7,924	—	79	—	(290)	(1,817)	—	(2,028)
Balance as of December 31, 2022	862,098	54,745	$8,621	$547	$7,380,759	$(3,949,579)	$(47,200)	$3,393,148
Net income (loss)	—	—	—	—	—	463,009	—	463,009
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	31,038	31,038
Dividends	—	—	—	—	—	(129,025)	—	(129,025)
Share-based compensation expense	—	—	—	—	51,137	—	—	51,137
Transactions related to employee share-based compensation plans and other	5,334	—	53	—	(18,591)	(2,123)	—	(20,661)
Balance as of December 31, 2023	867,432	54,745	$8,674	$547	$7,413,305	$(3,617,718)	$(16,162)	$3,788,646
See Notes to Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$463,009	$132,663	$(340,820)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and intangible asset amortization	1,388,671	1,693,575	1,914,779
Amortization of deferred subscriber acquisition costs	195,794	162,981	126,089
Amortization of deferred subscriber acquisition revenue	(308,604)	(244,141)	(172,061)
Share-based compensation expense	51,137	66,566	61,237
Deferred income taxes	125,235	19,575	(139,480)
Provision for losses on receivables and inventory	151,065	113,869	38,213
Loss on extinguishment of debt	16,621	—	37,113
Goodwill, intangible, and other asset impairments	528,556	206,132	19,161
(Gain) loss on sales of businesses	(649,095)	(10,066)	—
Unrealized (gain) loss on interest rate swap contracts	38,497	(301,851)	(157,505)
Change in fair value of other financial instruments	—	63,396	—
Other non-cash items, net	100,087	134,526	149,024
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, net	(107,464)	(178,258)	(50,214)
Long-term retail installment contracts	184,925	142,811	64,516
Inventories and work-in-progress	24,732	(67,391)	(84,020)
Accounts payable	(111,529)	8,662	98,123
Accrued interest	(128,042)	50,758	56,700
Accrued and other liabilities	(83,041)	(42,023)	5,416
Deferred subscriber acquisition costs	(386,518)	(393,861)	(323,602)
Deferred subscriber acquisition revenue	289,534	329,214	276,841
Other, net	(125,844)	783	70,213
Net cash provided by (used in) operating activities	1,657,726	1,887,920	1,649,723
Cash flows from investing activities:
Dealer generated customer accounts and bulk account purchases	(588,638)	(621,695)	(675,118)
Subscriber system asset expenditures	(630,535)	(734,639)	(694,684)
Purchases of property and equipment	(176,353)	(176,660)	(168,238)
Acquisition of businesses, net of cash acquired	—	(13,095)	(163,503)
Sales of businesses, net of cash sold	1,609,347	26,749	1,807
Other investing, net	28,672	(13,444)	3,991
Net cash provided by (used in) investing activities	242,493	(1,532,784)	(1,695,745)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of expenses	—	1,180,000	—
Proceeds from long-term borrowings	867,178	550,035	1,195,729
Proceeds from receivables facility	281,647	276,826	253,546
Repurchases of common stock	—	(1,200,000)	—
Repayment of long-term borrowings, including call premiums	(2,961,798)	(605,059)	(1,219,070)
Repayment of receivables facility	(200,385)	(121,061)	(130,345)
Dividends on common stock	(128,587)	(127,125)	(116,348)
Payments on finance leases	(43,733)	(44,978)	(32,123)
Proceeds (payments) from opportunity fund	(8,746)	100,802	—
Proceeds (payments) from interest rate swaps	82,750	(18,841)	(56,119)
Other financing, net	(32,175)	(5,432)	(23,718)
Net cash provided by (used in) financing activities	(2,143,849)	(14,833)	(128,448)
Cash and cash equivalents and restricted cash and restricted cash equivalents:
Net increase (decrease) during the period	(243,630)	340,303	(174,470)
Beginning balance	373,580	33,277	207,747
Ending balance	$129,950	$373,580	$33,277
See Notes to Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business and Organization
ADT Inc., together with its wholly-owned subsidiaries (collectively, the “Company”), is a leading provider of security, interactive, and smart home solutions serving consumer and small business customers in the United States (“U.S.”). As discussed below, on October 2, 2023, the Company divested its Commercial Business (as defined below), which provided security and other solutions to commercial customers; and in January 2024, the Company announced its exit from the residential solar business, which provided residential solar and energy storage solutions since the acquisition of ADT Solar in 2021 (the “ADT Solar Acquisition”).
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
The Company is majority-owned by Prime Security Services TopCo (ML), L.P., which is majority-owned by Prime Security Services TopCo Parent, L.P. (“Ultimate Parent”). Ultimate Parent is ultimately majority-owned by Apollo Investment Fund VIII, L.P. and its related funds that are directly or indirectly managed by affiliates of Apollo Global Management, Inc. (together with its subsidiaries and affiliates, “Apollo” or the “Sponsor”).
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
The financial statements included herein comprise the consolidated results of ADT Inc. and its wholly-owned subsidiaries. The results of companies acquired are included from the effective date of each acquisition; and all intercompany transactions have been eliminated. The Company uses the equity method of accounting to account for an investment in which it has the ability to exercise significant influence but does not control. This investment was disposed of during 2023.
As discussed below under the heading “Commercial Divestiture,” beginning in the third quarter of 2023, the Company presented its Commercial Business as a discontinued operation.
Certain prior period amounts have been reclassified to conform with the current period presentation.
Commercial Divestiture
On August 7, 2023, ADT, Iris Buyer LLC, a Delaware limited liability company and affiliate of GTCR LLC (“GTCR”), and, solely for certain purposes set forth in the Commercial Purchase Agreement (as defined below), Fire & Security Holdings, LLC (“F&S Holdings”), a Delaware limited liability company and an indirect, wholly-owned subsidiary of ADT, entered into an Equity Purchase Agreement (the “Commercial Purchase Agreement”) pursuant to which GTCR agreed to acquire all of the issued and outstanding equity interests of F&S Holdings, which directly or indirectly held all of the issued and outstanding equity interests in the subsidiaries of ADT that operated ADT’s commercial business (the “Commercial Business”) (the “Commercial Divestiture”).
On October 2, 2023, the Company completed the Commercial Divestiture for a total purchase price of approximately $1,613 million in cash, subject to customary post-closing adjustments, and received net proceeds of approximately $1,585 million, excluding transaction costs of $22 million.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Beginning in the third quarter of 2023, the Company presented its Commercial Business as a discontinued operation as the Commercial Divestiture met all of the held for sale criteria for the disposal group and represented a strategic shift that has and will continue to have a major effect on the Company’s operations and financial statements. The change is reflected in all periods presented. Additionally, the cash flows and comprehensive income (loss) of the Commercial Business have not been segregated and are included in the Consolidated Statements of Cash Flows and Consolidated Statements of Comprehensive Income (Loss), respectively, for all periods presented.
Unless otherwise noted, amounts and disclosures throughout these Notes to Consolidated Financial Statements relate to the Company’s continuing operations.
Refer to Note 5 “Divestitures” for additional information.
ADT Solar
As previously disclosed, in November 2023, the Company announced a plan to streamline the solar business to focus on the top performing markets and rationalize the overhead and infrastructure of the business. As part of this plan, the Company closed a significant number of branches that operated the solar business along with making associated headcount reductions.
On January 19, 2024, after a strategic review of the business and continued macroeconomic and industry pressures, the Company’s board of directors (the “Board of Directors”) approved a plan to fully exit the residential solar business, which may include the transition of components of the business to other parties (the “ADT Solar Exit”). The ADT Solar Exit is expected to be completed during 2024.
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
Segments
The Company has historically reported results for three operating and reportable segments organized based on customer type: Consumer and Small Business (“CSB”), Commercial, and Solar. As a result of the Commercial Divestiture, results of the Commercial Business are classified as discontinued operations and thus excluded from both continuing operations and segment results for all periods presented. Accordingly, the Company reports its results in two operating and reportable segments, CSB and Solar, organized based on customer type, with the change reflected in all periods presented.
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

This disclosure-only guidance became effective January 1, 2023. The impact to the Company’s consolidated financial statements was not material.
Supplier Finance Program Obligations - ASU 2022-04, Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, requires that a reporting entity who is a buyer in a supplier finance program disclose qualitative and quantitative information about its supplier finance programs, including a roll-forward of the obligations.
The Company adopted this guidance effective January 1, 2023, except the roll-forward requirement, which will be adopted effective January 1, 2024. The Company will apply the roll-forward guidance prospectively.
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
This guidance will be adopted effective January 1, 2024, and will be applied prospectively. The Company is currently evaluating the impact of this guidance.
Disclosure Improvements - ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, represents changes to clarify or improve disclosure and presentation requirements of a variety of topics.
The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company is currently evaluating the potential impact of this guidance on its financial statements and disclosures.
Segment Reporting - ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, improves reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. In addition, the guidance, among other requirements, enhances interim disclosures, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, and provides new segment disclosure requirements for entities with a single reportable segment.
The amendments in this guidance are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. This guidance should be applied retrospectively to all periods presented. Early adoption is permitted. The Company is currently evaluating the impact of this guidance.
Income Taxes - ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, focuses on improvements to income tax disclosures, primarily related to the rate reconciliation and income tax paid information. In addition, the update includes certain other amendments to improve the effectiveness of income tax disclosures.
The guidance is effective for annual periods beginning after December 15, 2024, and should be applied prospectively, with retrospective application also a permitted option. Early adoption is permitted. The Company is currently evaluating the impact of this guidance.
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the amounts below reported in the Consolidated Balance Sheets to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Cash and cash equivalents	$14,621	$257,223	$24,453
Restricted cash and restricted cash equivalents	115,329	116,357	8,824
Ending balance	$129,950	$373,580	$33,277
For 2023 and 2022, restricted cash and restricted cash equivalents includes funds received, net of payments, from State Farm Fire & Casualty Company (“State Farm”) (the “Opportunity Fund”), including accrued interest, in connection with the State Farm Strategic Investment (as defined and discussed in Note 11 “Equity”). Amounts within the Opportunity Fund are restricted for certain qualifying spend in accordance with the development agreement between State Farm and the Company (the “State Farm Development Agreement”). Use of the funds must be agreed to by State Farm and the Company.
Supplementary Cash Flow Information
The following table summarizes supplementary cash flow information and material non-cash investing and financing transactions, excluding leases (refer to Note 15 “Leases”):

	Years Ended December 31,
(in thousands)	2023	2022	2021
Interest paid, net of interest income received(1)	$522,775	$470,947	$512,628
Payments (refunds) on income taxes, net	$60,296	$22,654	$1,877
Issuance of shares for acquisition of businesses(2)	$—	$55,485	$528,503
Contingent forward purchase contract(3)	$—	$41,938	$—
___________________
(1)Includes finance leases and interest rate swaps. Refer to Note 9 “Derivative Financial Instruments.”
(2)2021 relates to the ADT Solar Acquisition and 2022 includes $40 million related to the Delayed Shares (as defined and discussed in Note 4 “Acquisitions”) as a result of the ADT Solar Acquisition.
(3)During 2022, the Company recorded a reduction to additional paid in capital as a result of the contingent forward purchase contract in connection with the Tender Offer (as defined and discussed in Note 11 “Equity”).
The proceeds and repayments of long-term debt on the Consolidated Statements of Cash Flows include the impact of $230 million from the refinancing of the First Lien Term Loan due 2026 with the First Lien Term Loan due 2030 (as defined and discussed in Note 8 “Debt”).
Prepaid Expenses and Other Current Assets

	December 31,
(in thousands)	2023	2022
Prepaid expenses	$49,734	$26,142
Contract assets (see Note 2 “Revenue and Receivables”)	15,365	32,495
Fair value of interest rate swaps (see Note 9 “Derivative Financial Instruments”)	74,974	78,110
Other receivables(1)	28,835	121,225
Other current assets	85,257	48,631
Prepaid expenses and other current assets	$254,165	$306,603
___________________
(1)As of December 31, 2023 and 2022, the Company recorded a liability of $15 million and $88 million, respectively, which is reflected in accrued expenses and other current liabilities and which relates to certain loans provided to customers within the Solar business that the Company may be required to repurchase from third party lenders. Included in other receivables is the amount that the Company expects to recover if permission to operate is achieved in the event the third party lenders do require the Company to repurchase such loans.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories, net
Inventories are primarily comprised of components and parts for the Company’s security and solar systems. The Company records inventory at the lower of cost and net realizable value. Inventories are presented net of an obsolescence reserve.
Work-in-Progress
Work-in-progress is primarily comprised of certain costs incurred for installations of security system equipment sold outright to customers that have not been completed as of the balance sheet date.
Property and Equipment, net
Property and equipment, net, is recorded at historical cost less accumulated depreciation, which is calculated using the straight-line method over the estimated useful lives of the related assets. Depreciation expense is reflected in depreciation and intangible asset amortization. Repairs and maintenance expenditures are expensed when incurred.
Useful Lives:

Buildings and related improvements	Up to 40 years
Leasehold improvements	Lesser of remaining term of the lease or economic useful life
Capitalized software	3 to 10 years
Machinery, equipment, and other	Up to 10 years
Net Carrying Amount:

	December 31,
(in thousands)	2023	2022
Land	$10,313	$12,272
Buildings and leasehold improvements	95,652	94,899
Capitalized software	524,088	504,241
Machinery, equipment, and other	168,343	170,622
Construction in progress	34,302	12,571
Finance leases	142,441	127,226
Accumulated depreciation	(691,969)	(615,640)
Property and equipment, net	$283,170	$306,191
Depreciation Expense:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Depreciation expense	$191,904	$173,013	$165,392
Subscriber System Assets, net and Deferred Subscriber Acquisition Costs, net
Subscriber system assets represent capitalized equipment and installation costs incurred in connection with transactions in which the Company retains ownership of the security system and are reflected in the Consolidated Balance Sheets as follows:

	December 31,
(in thousands)	2023	2022
Gross carrying amount	$6,404,479	$5,981,008
Accumulated depreciation	(3,398,543)	(3,062,468)
Subscriber system assets, net	$3,005,936	$2,918,540

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred subscriber acquisition costs represent selling expenses (primarily commissions) that are incremental to acquiring customers.
The Company records subscriber system assets and deferred subscriber acquisition costs in the Consolidated Balance Sheets as these assets represent probable future economic benefits for the Company through the generation of future monitoring and related services revenue. Upon customer termination, the Company may retrieve such assets.
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
Depreciation of subscriber system assets and amortization of deferred subscriber acquisition costs are reflected in depreciation and intangible asset amortization and selling, general, and administrative expenses, respectively, as follows:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Depreciation of subscriber system assets	$545,041	$531,013	$488,557
Amortization of deferred subscriber acquisition costs	$188,222	$154,186	$118,162
Long-Lived Assets (excluding Goodwill and Indefinite-Lived Intangible Assets)
The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset or asset group may not be fully recoverable. The Company groups assets at the lowest level for which cash flows are separately identifiable. Recoverability is measured by a comparison of the carrying amount of the asset group to its expected future undiscounted cash flows. If the expected future undiscounted cash flows of the asset group are less than its carrying amount, an impairment loss is recognized based on the amount by which the carrying amount exceeds the fair value less costs to sell. The calculation of the fair value less costs to sell of an asset group is based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.
There were no material long-lived asset impairments during the periods presented.
Accrued Expenses and Other Current Liabilities

	December 31,
(in thousands)	2023	2022
Accrued interest	$111,204	$156,495
Payroll-related accruals	118,495	139,709
Operating lease liabilities (see Note 15 “Leases”)	15,979	20,741
Fair value of interest rate swaps (see Note 9 “Derivative Financial Instruments”)	5,312	—
Opportunity Fund (see Note 11 “Equity”)	93,950	100,802
Other accrued liabilities	256,375	358,992
Accrued expenses and other current liabilities	$601,315	$776,739
Advertising Costs
Advertising costs are recognized in selling, general, and administrative expenses when incurred and were $165 million, $214 million, and $235 million during 2023, 2022, and 2021, respectively.
Included in advertising costs during 2023 are certain joint marketing costs and reimbursements associated with the Google Success Funds as discussed in Note 14 “Commitments and Contingencies.”

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Radio Conversion Program
During 2019, the Company commenced a program to replace the 3G and Code-Division Multiple Access (“CDMA”) cellular equipment used in many of its security systems prior to the cellular network providers retiring their 3G and CDMA networks during 2022. The program was completed in 2023, and the Company incurred a total of $276 million of net radio conversion costs since the inception of the program.
Radio conversion costs and radio conversion revenue are reflected in selling, general, and administrative expenses and monitoring and related services revenue, respectively, as follows:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Radio conversion costs	$1,968	$29,766	$240,902
Radio conversion revenue	$6,664	$28,058	$39,100
Merger, Restructuring, Integration, and Other
Merger, restructuring, integration, and other represents certain direct and incremental costs resulting from acquisitions made by the Company, integration and third-party costs as a result of those acquisitions, costs related to the Company’s restructuring efforts, as well as fair value remeasurements and impairment charges on certain strategic investments.
Significant activity included in merger, restructuring, integration, and other during the periods presented includes:
During 2023, primarily relates to integration and third-party costs related to the strategic optimization of the Solar business operations following the ADT Solar acquisition, as well as restructuring costs.
During 2022, merger, restructuring, integration, and other was not material.
During 2021, primarily relates to an impairment charge in CSB due to lower than expected benefits from a developed technology intangible asset.
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
Investments in money market mutual funds were $55 million and $145 million as of December 31, 2023 and December 31, 2022, respectively.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CSB Retail Installment Contract Receivables, net - The fair values of the Company’s retail installment contract receivables are determined using a discounted cash flow model and are classified as Level 3 fair value measurements.

	December 31,
	2023		2022
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Retail installment contract receivables, net	$673,635	$487,685	$531,516	$385,114
Long-Term Debt Instruments - The fair values of the Company’s debt instruments are determined using broker-quoted market prices, which represent quoted prices for similar assets or liabilities as well as other observable market data, and are classified as Level 2 fair value measurements. The carrying amounts of debt outstanding, if any, under the Company’s first lien revolving credit facility (the “First Lien Revolving Credit Facility”) and its uncommitted receivables securitization financing agreement (the “2020 Receivables Facility”) approximate their fair values, as interest rates on these borrowings approximate current market rates.

	December 31,
	2023		2022
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt instruments subject to fair value disclosures(1)	$7,756,800	$7,732,159	$9,733,700	$9,312,932
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
2.     REVENUE AND RECEIVABLES
Revenue
The Company generates revenue through contractual monthly recurring fees received for monitoring and related services provided to customers, as well as the sale and installation of security and solar systems (referred to as “systems”).
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
The Company allocates the transaction price to each performance obligation based on relative standalone selling price, which is determined using observable internal and external pricing, profitability, and operational metrics. For CSB, the Company’s performance obligations generally include monitoring, related services (such as maintenance agreements), and the sale and installation of a security system in outright sales transactions or a material right in transactions in which the Company retains ownership of the security system. For Solar, the Company’s performance obligations generally include the sale and installation of a solar system and may include additional performance obligations such as roofing services or the sale and installation of additional products such as batteries.
In addition to details provided below, the Company’s disaggregated revenue is presented on the face of the Consolidated Statements of Operations, which includes monitoring and related services and security installation, product, and other revenue presented for its CSB segment, as well as Solar installation, product, and other revenue.
CSB Company-Owned - In transactions in which the Company provides monitoring and related services but retains ownership of the security system (referred to as Company-owned transactions), the Company’s performance obligations primarily include

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(i) monitoring and related services, which are recognized when these services are provided to the customer, and (ii) a material right associated with the one-time non-refundable fees incurred in connection with the initiation of a monitoring contract which the customer will not be required to pay again upon a renewal of the contract (referred to as deferred subscriber acquisition revenue).
Deferred subscriber acquisition revenue is amortized on a pooled basis over the estimated life of the customer relationship using an accelerated method consistent with the treatment of subscriber system assets and deferred subscriber acquisition costs and is reflected in security installation, product, and other revenue.

	Years Ended December 31,
(in thousands)	2023	2022	2021
Amortization of deferred subscriber acquisition revenue	$301,708	$235,190	$164,180
CSB Customer-Owned - In transactions involving security systems sold outright to the customer (referred to as outright sales), the Company’s performance obligations generally include the sale and installation of the system, which is primarily recognized at a point in time based upon the nature of the transaction and contractual terms, and any monitoring and related services, which are recognized when these services are provided to the customer.
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
Solar revenue was not material during 2021 subsequent to the date of the ADT Solar Acquisition.
Revenue and cost of revenue from Solar equipment was $154 million and $121 million, respectively, during 2023, and $451 million and $292 million, respectively, during 2022.
The Company enters into agreements with third-party lenders to access loan products for the Company’s Solar customers. These lenders remit the amount of such loans, net of fees, upon installation or based on other contractual terms with the third-party lenders. These fees are recorded as a reduction of solar installation, product, and other revenue and were $52 million and $141 million during 2023 and 2022, respectively.
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the Allowance for Credit Losses:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Beginning balance	$35,482	$22,104	$28,608
Provision for credit losses(1)	138,225	90,502	50,717
Write-offs, net of recoveries(2)	(120,478)	(77,124)	(57,221)
Ending balance	$53,229	$35,482	$22,104
________________
(1)The provision for credit losses during 2021 was impacted by adjustments related to the COVID-19 Pandemic.
(2)Recoveries were not material for the periods presented. As such, write-offs are presented net of recoveries.
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
Subsequent to origination, the Company monitors the delinquency status of retail installment contract receivables as the key credit quality indicator. As of December 31, 2023, the current and delinquent billed retail installment contract receivables were not material.
The Company’s retail installment contract receivables are recorded at amortized cost less an allowance for credit losses not expected to be recovered. The allowance for credit losses is recognized at inception and reassessed each reporting period. The allowance for credit losses relates to retail installment contract receivables from outright sales transactions and is not material.
The balance of unbilled retail installment contract receivables comprises:

	December 31,
(in thousands)	2023	2022
Retail installment contract receivables, gross	$674,827	$532,406
Allowance for credit losses	(1,192)	(890)
Retail installment contract receivables, net	$673,635	$531,516
Balance Sheet Classification:
Accounts receivable, net	$238,961	$169,242
Other assets	434,674	362,274
Retail installment contract receivables, net	$673,635	$531,516
As of December 31, 2023 and 2022, retail installment contract receivables, net, used as collateral for borrowings under the 2020 Receivables Facility were $610 million and $506 million, respectively. Refer to Note 8 “Debt” for further discussion regarding the 2020 Receivables Facility.
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gross contract assets recognized by the Company were not material for the periods presented.
The balance of contract assets for residential transactions comprises:

	December 31,
(in thousands)	2023	2022
Contract assets, gross	$39,627	$52,591
Allowance for credit losses	(9,025)	(5,453)
Contract assets, net	$30,602	$47,138
Balance Sheet Classification:
Prepaid expenses and other current assets	$15,365	$32,495
Other assets	15,237	14,643
Contract assets, net	$30,602	$47,138
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
The CODM uses Adjusted EBITDA from continuing operations (“Adjusted EBITDA”), which is the Company’s segment profit measure, to evaluate segment performance. Adjusted EBITDA is defined as income (loss) from continuing operations adjusted for (i) interest; (ii) taxes; (iii) depreciation and amortization, including depreciation of subscriber system assets and other fixed assets and amortization of dealer and other intangible assets; (iv) amortization of deferred costs and deferred revenue associated with subscriber acquisitions; (v) share-based compensation expense; (vi) merger, restructuring, integration, and other items such as separation costs; (vii) losses on extinguishment of debt; (viii) radio conversion costs, net; (ix) adjustments related to acquisitions, such as contingent consideration and purchase accounting adjustments, or dispositions; (x) impairment charges; and (xi) other income/gain or expense/loss items such as changes in fair value of certain financial instruments or financing and consent fees.
The CODM does not review the Company's assets by segment; therefore, such information is not presented.
The accounting policies of the Company’s reportable segments are the same as those of the Company.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliations
The following table presents total revenue by segment and a reconciliation to consolidated total revenue:

	Years Ended December 31,
(in thousands)	2023	2022	2021
CSB	$4,652,824	$4,381,904	$4,155,372
Solar	329,835	786,426	47,351
Total Revenue	$4,982,659	$5,168,330	$4,202,723
The following table presents Adjusted EBITDA by segment and a reconciliation to consolidated income (loss) from continuing operations before income taxes and equity in net earnings (losses) of equity method investee:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Adjusted EBITDA by segment:
CSB	$2,481,305	$2,305,032	$2,101,659
Solar	(116,505)	5,155	5,588
Total	$2,364,800	$2,310,187	$2,107,247

Reconciliation:
Total segment Adjusted EBITDA	$2,364,800	$2,310,187	$2,107,247
Less:
Interest expense, net	572,150	264,265	456,825
Depreciation and intangible asset amortization	1,350,980	1,615,830	1,839,658
Amortization of deferred subscriber acquisition costs	188,222	154,186	118,162
Amortization of deferred subscriber acquisition revenue	(301,708)	(235,190)	(164,180)
Share-based compensation expense	39,438	53,497	47,111
Merger, restructuring, integration, and other(1)	62,172	17,229	39,159
Goodwill impairment(2)	511,176	200,974	—
Loss on extinguishment of debt(3)	16,621	—	37,113
Change in fair value of financial instruments(4)	—	63,396	—
Radio conversion costs, net(1)	(4,696)	1,708	201,802
Non-cash acquisition related adjustments and other, net(5)	(9,600)	29,747	7,431
Equity in net earnings (losses) of equity method investee	6,572	(4,601)	—
Income (loss) from continuing operations before income taxes and equity in net earnings (losses) of equity method investee	$(66,527)	$149,146	$(475,834)
___________________
(1)Refer to Note 1 “Description of Business and Summary of Significant Accounting Policies.”
(2)Refer to Note 7 “Goodwill and Other Intangible Assets.”
(3)Refer to Note 8 “Debt.”
(4)Refer to Note 11 “Equity.”
(5)During 2023, primarily represents the gain on sale of a business and other investment partially offset by financing fees and interest rate swaps included in other income (expense). During 2022 and 2021, primarily represents the amortization of the customer backlog intangible asset acquired in the ADT Solar Acquisition, which was fully amortized as of March 2022. Refer to Note 4 “Acquisitions.” During 2022, also includes the gain on sale of a business.
Entity-Wide Disclosures
Revenue outside of the U.S. is not material. As of December 31, 2023 and 2022, substantially all of the Company’s assets were located in the U.S.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.     ACQUISITIONS
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
Acquisition-related expenses are recognized as incurred and are included in merger, restructuring, integration, and other and were not material during 2023, 2022, and 2021.
ADT Solar Acquisition
In December 2021, the Company acquired ADT Solar. The acquisition expanded the Company’s offerings by entering the residential solar market. Upon the consummation of the ADT Solar Acquisition, ADT Solar became an indirect wholly-owned subsidiary of the Company.
Total consideration was approximately $750 million, which consisted of cash paid of $142 million, net of cash acquired, and approximately 75.0 million unregistered shares of the Company’s Common Stock with a fair value of $569 million (the “Equity Consideration”), including $40 million related to approximately 5.3 million shares of the Company’s Common Stock that were issued during 2022 (“Delayed Shares”). The total fair value of the Equity Consideration was based on the closing stock price of the Company’s Common Stock on December 8, 2021, the acquisition date, adjusted for the impact of contractual restrictions on the ability for the holders to sell their shares.
At the time of acquisition, the Company recorded goodwill to the Solar reporting unit, the majority of which was deductible for tax purposes, which reflected the expected strategic value and synergies of ADT Solar to the Company at that time. Refer to Note 7 “Goodwill and Other Intangible Assets” for information on goodwill impairment losses recognized in the Solar reporting unit during 2022 and 2023, which resulted in a goodwill balance of zero for the Solar reporting unit.
Pro Forma Results
The following summary, prepared on a pro forma basis, presents the Company’s unaudited consolidated results of operations for 2021 as if the ADT Solar Acquisition had been completed as of January 1, 2020. The pro forma results below include the impact of certain adjustments related to the amortization of intangible assets, acquisition-related costs incurred as of the acquisition date, and in each case, the related income tax effects, as well as certain other post-acquisition adjustments directly attributable to the acquisition. This pro forma presentation does not include any impact of transaction synergies. The pro forma results are not necessarily indicative of the results of operations that actually would have been achieved had the ADT Solar Acquisition been consummated as of that date:

Year Ended December 31, 2021
Total revenue	$5,905,148
Net income (loss)	$(328,099)
These previously reported pro forma results have not been updated to reflect the presentation of the Commercial Business as a discontinued operation in the Company’s consolidated results used in the calculation.
From the acquisition date, December 8, 2021 through December 31, 2021, revenue and net loss of $47 million and $7 million, respectively, attributable to ADT Solar are included in the Consolidated Statements of Operations.
Other Acquisitions
There was no acquisition activity during 2023.
During 2022, total consideration for continuing and discontinued operations related to business acquisitions was $31 million, including $15 million in shares of the Company’s common stock (excluding the Delayed Shares), which resulted in the recognition of $20 million of goodwill.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2021, total consideration for continuing and discontinued operations related to business acquisitions (excluding the ADT Solar Acquisition) was $21 million.
5.     DIVESTITURES
The Company may decide to divest portions of its business for various reasons, including efforts to focus on its remaining businesses. The Company presents discontinued operations for components of the business that are either disposed of through sale (or qualify as held for sale), abandonment, or spin-off if these actions also represent a strategic shift that has or will have a major effect on the Company’s financial results.
Commercial Divestiture
As discussed in Note 1 “Description of Business and Summary of Significant Accounting Policies,” as a result of the Commercial Divestiture, the disposal group met the established held for sale criteria during the third quarter of 2023. The Commercial Divestiture supports the Company’s strategic journey and strengthens its financial profile. Furthermore, the Commercial Divestiture represents a strategic shift that has and will continue to have a major effect on the Company’s operations and financial statements, and therefore, the results of operations of the Commercial Business are classified as discontinued operations in the Company’s Consolidated Statements of Operations for the periods presented.
As the agreed upon sale price was substantially higher than the carrying value of the Commercial Business, the Company did not record any impairments or adjustments when recognizing the disposal group at the lower of its carrying amount or fair value less cost to sell.
As discussed in Note 3 “Segment Information,” the Commercial Business was previously reflected in the Commercial reportable segment.
On October 2, 2023, the Company completed the Commercial Divestiture, and received net proceeds of approximately $1,585 million, subject to certain customary post-closing adjustments as set forth in the Commercial Purchase Agreement, the majority of which is presented as cash flows from investing activities from discontinued operations. In addition, the Company recognized a pre-tax gain on sale of approximately $630 million, which was recognized in income (loss) from discontinued operations.
The Company used the majority of the net proceeds for debt redemption, as discussed in Note 8 “Debt.”
Refer to Note 13 “Net Income (Loss) per Share” for basic and diluted earnings per share information for discontinued operations.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following reconciliations represent the major classes of line items of the Commercial Business within the Consolidated Balance Sheets and Consolidated Statements of Operations and certain information within the Consolidated Statements of Cash Flows (excluding proceeds from the sale of business discussed above) for the periods presented.
Balance Sheet Information

(in thousands)	December 31, 2022
Assets
Accounts receivable	$262,757
Inventories, net	104,139
Work-in-progress	68,782
Prepaid expenses and other current assets	34,245
Total current assets of discontinued operations held for sale	469,923
Property and equipment, net	69,777
Subscriber system assets, net	142,763
Intangible assets, net	164,783
Goodwill	336,589
Deferred subscriber acquisition costs, net	88,966
Other assets	82,636
Total assets of discontinued operations held for sale	$1,355,437
Liabilities
Current maturities of long-term debt	$14,293
Accounts payable	68,855
Deferred revenue	92,784
Accrued expenses and other current liabilities	123,041
Total current liabilities of discontinued operations held for sale	298,973
Long-term debt	9,952
Deferred subscriber acquisition revenue	64,605
Other liabilities	31,713
Total liabilities of discontinued operations held for sale	$405,243

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statements of Operations Information

	Years Ended December 31,
(in thousands)	2023	2022	2021
Revenue	$1,035,048	$1,226,980	$1,104,388
Cost of revenue	688,433	839,356	777,388
Selling, general, and administrative expenses	213,514	267,195	247,679
Depreciation and intangible asset amortization	37,691	77,745	75,121
Other income and expense items	19,174	6,016	(445)
Income (loss) from discontinued operations before gain on sale of business and income taxes	76,236	36,668	4,645
Gain on sale of business	629,980	—	—
Income (loss) from discontinued operations before income taxes	706,216	36,668	4,645
Income tax benefit (expense)	(178,667)	(10,868)	(1,288)
Income (loss) from discontinued operations, net of tax	$527,549	$25,800	$3,357
Other Cash Flow Information

	Years Ended December 31,
(in thousands)	2023	2022	2021
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and intangible asset amortization	$37,691	$77,745	$75,121
Share-based compensation expense	$11,699	$13,069	$14,126
Cash flows from investing activities:
Subscriber system asset expenditures	$(8,902)	$(29,230)	$(42,520)
Purchases of property and equipment	$(4,399)	$(6,885)	$(5,476)
Transition Services Agreement
In connection with the Commercial Divestiture, the Company entered into a Transition Services Agreement (the “Commercial TSA”), pursuant to which the Company and the Commercial Business will provide certain transitional services relating to ongoing support and other administrative functions to each other for a transitional period of up to 24 months after the closing of the Commercial Divestiture. Commercial TSA fees charged to the Commercial Business represent charges for internal labor as well as certain third-party costs identified in connection with providing such services. Income from the Commercial TSA is recognized in other income (expense), and expenses incurred by the Company to support the transition are recorded based on the nature of the expense. Income from the Commercial TSA was not material during 2023.
ADT Brand License and Intellectual Property Rights
The Company and GTCR entered into an agreement granting GTCR a license to continue to use the ADT brand and other Company trademarks for a period of twelve months to transition from Company branding (the “Brand License”). The Company has also agreed to a covenant not to assert a claim against GTCR for infringement of the Company's patents as of the Commercial Divestiture for products and services that were used in the Commercial Business prior to the Commercial Divestiture, and has provided GTCR with a paid-up, irrevocable, non-assignable (with limited exceptions) license to continue to use certain software and other Company intellectual property in the same manner. Royalty income is included in other income (expense) and was not material during 2023.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Divestitures
Other divestiture activity not reflected as discontinued operations includes:
During the three months ended September 30, 2023, the Company entered into an Asset Purchase Agreement to sell substantially all of the assets and certain specified liabilities of its Vintage Security business (the “Vintage Security Divestiture”). As a result, the disposal group was classified as held for sale as of September 30, 2023, and the assets and liabilities of the Vintage Security business were reflected as held for sale.
In October 2023, the Company completed the sale of its Vintage Security business (the “Vintage Security Divestiture”) for net proceeds of $36 million, subject to certain customary post-closing adjustments, and recognized a gain on sale of $19 million recognized in SG&A. The results of operations of the Vintage Security business are reflected in the CSB segment through the date of sale.
During 2022, proceeds related to disposal activities totaled $27 million, resulting in a gain on sale of $10 million recognized in SG&A.
6.     EQUITY METHOD INVESTMENTS
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
Canopy Investment
In April 2022, the Company and Ford Motor Company (“Ford”) formed a new entity, SNTNL LLC (“Canopy”), and the Company contributed cash of $11 million (the “Initial Contribution”). Since the Initial Contribution, the Company contributed $7 million.
During the fourth quarter of 2023, the Company sold its shares in Canopy and received $21 million in accordance with the terms of the agreement between the Company and Ford, which included a put right under which the Company recovered its full equity investment in Canopy plus a premium (“Canopy Termination”). In addition, the Company recognized a gain of $15 million, which is reflected in equity in net earnings (losses) of equity method investees. The Company no longer holds an investment in Canopy.
The Company previously accounted for its investment in Canopy under the equity method of accounting as the Company was not the primary beneficiary, and therefore, did not consolidate Canopy’s assets, liabilities, and financial results of operations.
In connection with the Canopy Investment, the Company entered into various commercial agreements (the “Canopy Commercial Agreements”). The Company and Canopy are also parties to a trade name licensing agreement. These agreements will terminate effective on December 1, 2024 as a result of the Canopy Termination. The impact to the consolidated financial statements from these agreements is not material.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.     GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
During the periods presented, changes in the carrying amount of goodwill by reportable segment were as follows:

(in thousands)	CSB	Solar	Total
Balance as of December 31, 2021	$4,906,666	$694,726	$5,601,392
Acquisitions(1)	12,585	17,424	30,009
Impairment	—	(200,974)	(200,974)
Balance as of December 31, 2022	4,919,251	511,176	5,430,427
Acquisitions(1)	123	—	123
Impairment	—	(511,176)	(511,176)
Disposition	(15,475)	—	(15,475)
Balance as of December 31, 2023	$4,903,899	$—	$4,903,899
________________
(1)Includes the impact of measurement period adjustments, which were not material during the periods presented.
As of December 31, 2023 and December 31, 2022, accumulated goodwill impairment losses totaled $712 million and $201 million, respectively. As of December 31, 2021, the Company had no accumulated goodwill impairment losses.
Other Intangible Assets

	December 31, 2023			December 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Contracts and related customer relationships(1)	$5,571,456	$(2,937,245)	$2,634,211	$6,739,004	$(4,143,469)	$2,595,535
Dealer relationships(2)	1,518,020	(618,154)	899,866	1,518,020	(538,801)	979,219
Other(3)	209,773	(199,357)	10,416	212,773	(193,563)	19,210
Total definite-lived intangible assets	7,299,249	(3,754,756)	3,544,493	8,469,797	(4,875,833)	3,593,964

Indefinite-lived intangible assets:
Trade name(4)	1,333,000	—	1,333,000	1,333,000	—	1,333,000
Intangible assets	$8,632,249	$(3,754,756)	$4,877,493	$9,802,797	$(4,875,833)	$4,926,964
__________________
(1)During 2023, the Company retired $1.7 billion of certain customer relationship intangible assets acquired in the ADT Acquisition that became fully amortized.
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
Contracts and Related Customer Relationships
Contracts and related customer relationships comprise contracts with customers purchased under the ADT Authorized Dealer Program (as defined below) or from other third parties as well as customer relationships that originated from business acquisitions.
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Customer relationships acquired as part of business acquisitions, which primarily originated from the Formation Transactions and the ADT Acquisition, are amortized over a period of up to 15 years based on management estimates about the amounts and timing of estimated future revenue from customer accounts and average customer account life that existed at the time of the related business acquisition.
The change in the net carrying amount of contracts and related customer relationships was as follows:

	Years Ended December 31,
(in thousands)	2023	2022
Beginning balance	$2,595,535	$2,778,922
Customer contract additions, net of dealer charge-backs	564,652	633,431
Amortization	(525,676)	(819,677)
Other	(300)	2,859
Ending balance	$2,634,211	$2,595,535
During 2023 and 2022, the weighted-average amortization period for customer contract additions under the ADT Authorized Dealer Program and from other third parties was 15 years and 14 years, respectively.
Payments for customer contracts under the ADT Authorized Dealer Program and from other third parties are reflected as dealer generated customer accounts and bulk account purchases on the Consolidated Statements of Cash Flows.
During 2023 and 2022, the Company purchased customer accounts from certain other third parties for an aggregate contractual purchase price of $109 million and $111 million, respectively, subject to reduction based on customer retention. The Company paid initial cash at the closings in the aggregate amounts of $89 million and $82 million, respectively, which is included in the payments for dealer generated customer accounts and bulk account purchases.
Definite-Lived Intangible Asset Amortization Expense

	Years Ended December 31,
(in thousands)	2023	2022	2021
Definite-lived intangible asset amortization expense	$613,679	$911,405	$1,185,249
As of December 31, 2023, the estimated aggregate amortization expense on our existing intangible assets is expected to be as follows (in thousands):

2024	2025	2026	2027	2028	Thereafter
$550,057	$472,569	$416,533	$367,642	$363,549	$1,374,143

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
CSB - Based on the results of a quantitative goodwill impairment test as of October 1, 2023, the Company concluded the fair value of the CSB reporting unit substantially exceeded its carrying value.
Commercial - As a result of the purchase price of the Commercial Divestiture being substantially in excess of the carrying value of the net assets divested, the Company concluded it is more likely than not that the fair value of the Commercial reporting unit exceeded its carrying value as of October 1, 2023, and the Commercial Divestiture closed on October 2, 2023.
Solar Goodwill Impairment
During the first, second, and third quarters of 2023, the Company performed interim impairment quantitative assessments on the Solar reporting unit as a result of triggering events as of March 31, 2023, June 30, 2023, and September 30, 2023, and recorded goodwill impairment charges of $242 million, $181 million, and $88 million during the first, second, and third quarters of 2023, respectively. Following the impairments during 2023, the balance of goodwill in the Solar reporting unit was zero. The Company also assessed the recoverability of other long-lived assets related to its Solar business, and impairment charges were not material.
In addition, the Company recognized $201 million of goodwill impairment charges during the third quarter of 2022.
These goodwill impairments were a result of continued deterioration of industry conditions and macroeconomic decline as well as ADT Solar’s underperformance of operating results in successive quarters relative to expectations, and for the third quarter of 2023, as a result of the Company’s then recent plan to close a significant number of branches that operated the Solar business along with the associated headcount reductions.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
As of October 1, 2023, the Company quantitatively tested the ADT trade name for impairment. Based on the results of the October 1, 2023 test, the Company did not record any impairment losses associated with the ADT trade name, and the estimated fair value of the trade name substantially exceeded its carrying amount.
During 2022 and 2021, the Company did not record any impairment losses on its indefinite lived intangible assets.
Definite-Lived Intangible Asset Impairment
Definite-lived intangible asset impairments were not material during 2023 and 2022.
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     DEBT
The Company’s debt is comprised of the following (in thousands):

				Interest Payable	Balance as of December 31,
Debt Description	Issued	Maturity	Interest Rate(1)		2023	2022
First Lien Term Loan due 2026	9/23/2019	9/23/2026	Term SOFR +2.75%	Quarterly	$—	$2,730,269
First Lien Term Loan B due 2030	10/13/2023	10/13/2030	Term SOFR +2.50%	Quarterly	1,375,000	—
Term Loan A Facility	3/14/2023	3/14/2028	Term SOFR +2.25%	Quarterly	625,625	—
Second Lien Notes due 2028	1/28/2020	1/15/2028	6.250%	1/15 and 7/15	1,300,000	1,300,000
First Lien Notes due 2024	4/4/2019	4/15/2024	5.250%	2/15 and 8/15	99,999	750,000
First Lien Notes due 2026	4/4/2019	4/15/2026	5.750%	3/15 and 9/15	1,350,000	1,350,000
First Lien Notes due 2027	8/20/2020	8/31/2027	3.375%	6/15 and 12/15	1,000,000	1,000,000
First Lien Notes due 2029	7/29/2021	8/1/2029	4.125%	2/1 and 8/1	1,000,000	1,000,000
ADT Notes due 2023	1/14/2013	6/15/2023	4.125%	6/15 and 12/15	—	700,000
ADT Notes due 2032	5/2/2016	7/15/2032	4.875%	1/15 and 7/15	728,016	728,016
ADT Notes due 2042	7/5/2012	7/15/2042	4.875%	1/15 and 7/15	21,896	21,896
2020 Receivables Facility(2)	3/5/2020	11/20/2028	Various	Monthly	436,004	354,741
Other debt(3)					751	2,446
Total debt principal, excluding finance leases					7,937,291	9,937,368
Plus: Finance lease obligations(4)					87,161	70,643
Less: Unamortized debt discount, net					(15,005)	(13,415)
Less: Unamortized deferred financing costs					(39,620)	(50,896)
Less: Unamortized purchase accounting fair value adjustment and other					(125,866)	(139,357)
Total debt					7,843,961	9,804,343
Less: Current maturities of long-term debt, net of unamortized debt discount					(320,612)	(857,624)
Long-term debt					$7,523,349	$8,946,719
__________________
(1)Interest rate as of December 31, 2023. In June 2023, the Secured Overnight Financing Rate (“SOFR”) replaced the forward London Interbank Offered Rate (“LIBOR”) as the applicable benchmark rate for all applicable existing and future issuances of the Company’s debt instruments with a variable rate component. Interest on the 2020 Receivables Facility is primarily based on SOFR +0.95% and Cost of Funds (“COF”) +0.85%.
(2)Maturity date for the 2020 Receivables Facility represents the final maturity of date of current loans borrowed under the facility.
(3)Other debt primarily consists of vehicle loans at various interest rates and maturities.
(4)Refer to Note 15 “Leases” for additional information regarding the Company’s finance leases.
First Lien Credit Agreement
The Company’s first lien credit agreement dated as of July 1, 2015 (together with subsequent amendments and restatements, the “First Lien Credit Agreement”) includes a term loan facility and the First Lien Revolving Credit Facility. Prime Security Services Holdings, LLC (“Holdings”), a Delaware limited liability company and a wholly owned indirect subsidiary of the Company, Prime Security Services Borrower, LLC (“Prime Borrower”), a Delaware limited liability company and a wholly owned direct subsidiary of Holdings, and The ADT Corporation, a Delaware corporation and a wholly owned direct subsidiary of Prime Borrower (together with Prime Borrower, the “Borrowers”), are parties to the First Lien Credit Agreement as holdings and borrowers respectively.
In October 2023, the Company redeemed approximately $1.3 billion of the existing term loan facility (the “First Lien Term Loan due 2026”) using net proceeds from the Commercial Divestiture.
In addition, in October 2023, the Company refinanced the remaining outstanding balance of the First Lien Term Loan due 2026 with a new $1,375 million 7-year term loan B due 2030 (the “First Lien Term Loan B due 2030”).

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The First Lien Term Loan B due 2030 requires scheduled quarterly amortization payments, commencing on March 31, 2024, equal to 0.25% of the original principal amount of the First Lien Term Loan B due 2030, with the remaining balance payable at maturity. The Borrowers may make voluntary prepayments on the First Lien Term Loan B due 2030 at any time prior to maturity at par, subject to a 1.00% prepayment premium in the event of certain specified refinancing events at any time during the first six months after the Closing Date.
Additionally, the Borrowers are required to make annual prepayments on the outstanding First Lien Term Loan due 2030 with a percentage of the Company’s excess cash flow, as defined in the First Lien Credit Agreement, if the excess cash flow exceeds a certain specified threshold. As of December 31, 2023, the Borrowers were not required to make an annual prepayment based on the Company’s excess cash flow.
The First Lien Term Loan B due 2030 bears interest at a rate equal to, at the Prime Borrower’s option, either (a) a term SOFR rate (“Term SOFR”) with a floor of zero or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50% per annum, (ii) the rate of interest per annum last quoted by The Wall Street Journal as the “Prime Rate” in the United States and (iii) the one-month adjusted term SOFR plus 1.00% per annum (“Base Rate”), in each case, plus an applicable margin of 2.50% per annum for Term SOFR loans and 1.50% per annum for Base Rate loans. Prime Borrower has elected the Term SOFR alternative to apply to borrowings of the First Lien Term Loan B due 2030.
The First Lien Term Loan due 2026 had an interest rate calculated as, at Prime Borrower’s option, either (a) SOFR determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs (“Adjusted SOFR”) with a floor of 0.75% or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50% per annum; (ii) the prime rate published by The Wall Street Journal; and (iii) one-month adjusted SOFR plus 1.00% per annum (“Base Rate”), in each case, plus the applicable margin of 2.75% for Adjusted SOFR loans and 1.75% for Base Rate loans and is payable on each interest payment date, at least quarterly, in arrears.
The applicable margin for borrowings under the First Lien Revolving Credit Facility is 2.75% for Term SOFR loans (subject to a credit spread adjustment) and 1.75% for Base Rate loans, in each case, subject to adjustment pursuant to a leverage-based pricing grid. In addition, the Borrowers are required to pay a commitment fee between 0.375% and 0.50% (determined based on a net first lien leverage ratio) with respect to the unused commitments under the First Lien Revolving Credit Facility.
Indebtedness incurred under the First Lien Credit Agreement is guaranteed, jointly and severally, on a senior secured first-priority basis, by substantially all of Prime Borrower’s wholly owned material domestic subsidiaries, and by Prime Borrower’s direct parent on a limited recourse basis, and is secured by a pledge of Prime Borrower’s capital stock directly held by its direct parent and by first-priority security interests in substantially all of the assets of Prime Borrower and the subsidiary guarantors, in each case, subject to certain permitted liens and exceptions.
Significant amendments and restatements related to the First Lien Credit Agreement during the periods presented were as follows:
•January 2021: Refinanced the First Lien Term Loan due 2026, which reduced the applicable margin for Adjusted LIBOR loans from 3.25% to 2.75% and reduced the floor from 1.00% to 0.75%, as well as reinstated quarterly principal payments.
•July 2021: Extended the maturity date of the First Lien Revolving Credit Facility to June 23, 2026, subject to certain conditions, and obtained an additional $175 million of commitments.
•October 2023: Refinanced the remaining outstanding balance of the First Lien Term Loan due 2026 with the First Lien Term Loan B due 2030. Both the proceeds and repayments of long-term debt on the Consolidated Statements of Cash Flows include the impact of $230 million from the refinancing.
First Lien Revolving Credit Facility
Borrowings and repayments under the First Lien Revolving Credit Facility during the periods presented were as follows:
•2023: There were no borrowings or repayments.
•2022: The Company borrowed $550 million and repaid $575 million.
•2021: The Company borrowed $185 million and repaid $160 million in connection with the ADT Solar Acquisition.
As of December 31, 2023, the Company had $575 million in available borrowing capacity under the First Lien Revolving Credit Facility.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Term Loan A Facility
On March 14, 2023, Holdings, Prime Borrower, and The ADT Corporation (Prime Borrower and The ADT Corporation in such capacity, the “Term Loan A Borrowers”), entered into a term loan credit agreement (the “Term Loan A Credit Agreement”) with Barclays Bank PLC, as administrative agent, and the lenders party thereto, pursuant to which such lenders provided the Term Loan A Borrowers with an aggregate principal amount of $600 million of term loans (the “Closing Date Term Loan A Loans”) under a senior secured term loan A facility (the “Term Loan A Facility”). The Company used the proceeds from the Closing Date Term Loan A Loans to redeem $600 million outstanding principal amount of the Company’s 4.125% senior notes due June 15, 2023 (the “ADT Notes due 2023”).
Also on March 14, 2023, Holdings, the Term Loan A Borrowers, the subsidiary loan parties thereto, Barclays Bank PLC, and the lender party thereto entered into an amendment to the Term Loan A Credit Agreement, pursuant to which the lender party thereto agreed, at the option of the Term Loan A Borrowers and subject to the satisfaction or waiver of customary conditions, to provide the Term Loan A Borrowers with an aggregate principal amount of $50 million of incremental term loans (the “Incremental Term Loan A Loans”) under the Term Loan A Facility on or before the scheduled maturity date of the ADT Notes due 2023. On June 15, 2023, the Company borrowed the Incremental Term Loan A Loans and used the proceeds to complete the redemption of $50 million of the ADT Notes due 2023. The Incremental Term Loan A Loans have the same terms as, and constitute one class with, the Closing Date Term Loan A Loans.
The Term Loan A Facility has a maturity date of March 14, 2028, subject to a springing maturity of 91 days prior to the maturity date of certain long-term indebtedness of Prime Borrower and its subsidiaries if, on such date, the aggregate principal amount of such indebtedness equals or exceeds $100 million.
The Term Loan A Facility requires scheduled quarterly amortization payments, which commenced on June 30, 2023, equal to 1.25% of the original principal amount of the Term Loan A Facility, with the balance payable at maturity. The Term Loan A Borrowers may make voluntary prepayments on the Term Loan A Facility at any time prior to maturity at par.
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
Indebtedness incurred under the Term Loan A Facility is guaranteed, jointly and severally, on a senior secured first-priority basis, by substantially all of Prime Borrower’s wholly owned material domestic subsidiaries, and by Prime Borrower’s direct parent on a limited recourse basis, and is secured by a pledge of Prime Borrower’s capital stock directly held by its direct parent and by first-priority security interests in substantially all of the assets of Prime Borrower and the subsidiary guarantors, in each case subject to certain permitted liens and exceptions.
The Term Loan A Facility is subject to customary mandatory prepayment provisions, covenants, and restrictions, including a financial maintenance covenant requiring the Term Loan A Borrowers to comply as of the last day of each fiscal quarter with a specified maximum consolidated net first lien leverage ratio.
Second Lien Notes due 2028
The Company’s 6.250% second-priority senior secured notes due 2028 (the “Second Lien Notes due 2028”) are due at maturity, and since January 15, 2023, the Second Lien Notes due 2028 may be redeemed at the Company’s option in whole at any time or in part from time to time, at a redemption price equal to 103.125% of the principal amount of the Second Lien Notes due 2028 redeemed and accrued and unpaid interest as of, but excluding, the redemption date. The redemption price decreased to 101.563% as of January 15, 2024 and decreases to 100% on or after January 15, 2025.
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
The indentures governing the First Lien Notes due 2024 and First Lien Notes due 2026 also provide for customary events of default.
Significant activity related to the First Lien Notes due 2024 during the periods presented was as follows:
•May 2023: The Company redeemed $150 million principal amount of the outstanding First Lien Notes due 2024 for a redemption price of $150 million, excluding accrued and unpaid interest, using cash on hand.
•December 2023: The Company redeemed $500 million principal amount of the outstanding First Lien Notes due 2024 for a redemption price of $500 million, excluding accrued and unpaid interest, using remaining net proceeds from the Commercial Divestiture and cash on hand.
First Lien Notes due 2027
The Company’s 3.375% first-priority senior secured notes due 2027 (the “First Lien Notes due 2027”) are due at maturity and may be redeemed at the Company’s option as follows:
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
The indenture governing the First Lien Notes due 2029 also provides for customary events of default.
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
The indentures governing the ADT Notes also provide for customary events of default.
Significant activity related to the ADT Notes during the periods presented was as follows:
•ADT Notes due 2022: In August 2021, the Company used the proceeds from the First Lien Notes due 2029, along with cash on hand, to (i) redeem all of the $1.0 billion outstanding aggregate principal amount of the Company’s 3.50% notes due 2022 (the “ADT Notes due 2022”) for approximately $1.0 billion, including the related call premium of $28 million, plus accrued and unpaid interest, and (ii) pay related fees and expenses (the “ADT Notes due 2022 Redemption”).
•ADT Notes due 2023: In March 2023, the Company used the proceeds from the Closing Date Term Loan A Loans to redeem $600 million outstanding principal amount of the ADT Notes due 2023 for a total redemption price of $600 million, excluding any accrued and unpaid interest. In June 2023, the Company redeemed the remaining outstanding principal amount of $100 million for a total redemption price of $100 million using $50 million of proceeds from the Incremental Term Loan A Loans and the remaining from cash on hand.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2020 Receivables Facility
During March 2020, the Company entered into the 2020 Receivables Facility, as amended, whereby the Company obtains financing by selling or contributing certain retail installment contract receivables to the Company’s wholly-owned consolidated bankruptcy-remote special purpose entity (“SPE”). The SPE grants a security interest in those retail installment contract receivables as collateral for cash borrowings under the 2020 Receivables Facility. The SPE borrower under the 2020 Receivables Facility is a separate legal entity with its own creditors who will be entitled, prior to and upon the liquidation of the SPE, to be satisfied out of the SPE’s assets prior to any assets of the SPE becoming available to the Company (other than the SPE). Accordingly, the assets of the SPE are not available to pay creditors of the Company (other than the SPE), although collections from the transferred retail installment contract receivables in excess of amounts required to repay amounts then due and payable to the SPE’s creditors may be released to the Company and subsequently used by the Company (including to pay other creditors). The SPE’s creditors under the 2020 Receivables Facility have legal recourse to the transferred retail installment contract receivables owned by the SPE, and to the Company for certain performance and operational obligations relating to the 2020 Receivables Facility, but do not have any recourse to the Company (other than the SPE) for the payment of principal and interest on the advances under the 2020 Receivables Facility.
Significant amendments to the 2020 Receivables Facility were as follows:
•March 2021: Extended the scheduled termination date for the uncommitted revolving period to March 2022, and reduced the spread over LIBOR payable in respect of borrowings thereunder from 1.00% to 0.85%, among other things.
•July 2021: The 2020 Receivables Facility was amended into the form of a Receivables Financing Agreement, which continued the uncommitted secured lending arrangement contemplated among the parties and, among other things, provided for certain revisions to funding, prepayment, reporting, and other provisions in preparation for a potential future syndication of the advances made under the 2020 Receivables Facility.
•October 2021: Further amended the documentation governing the 2020 Receivables Facility in connection with the syndication of the advances thereunder to two additional lenders: MUFG Bank, Ltd. and Starbird Funding Corporation (a conduit lender related to BNP Paribas). As part of the amendment, the 2020 Receivables Facility’s uncommitted lending limit was increased from $200 million to $400 million, and the scheduled termination date for the 2020 Receivable Facility’s uncommitted revolving period was extended from March 2022 to October 2022.
•May 2022: Changed the benchmark rate from 1-month LIBOR to Daily SOFR, extended the scheduled termination date for the uncommitted revolving period from October 2022 to May 2023, and amended certain other terms to increase the advance rate on pledged collateral.
•March 2023: Increased the borrowing capacity from $400 million to $500 million and extended the uncommitted revolving period from May 2023 to March 2024, among other things.
The Company services the transferred retail installment contract receivables and is responsible for ensuring the related collections are remitted to a segregated bank account in the SPE’s name. On a monthly basis, the segregated account is utilized to make required principal, interest, and other payments due under the 2020 Receivables Facility. The segregated account is considered restricted cash.
Proceeds and repayments from the 2020 Receivables Facility are presented on the Consolidated Statements of Cash Flows. During 2021, both the proceeds and repayments from the 2020 Receivables Facility include the non-cash impact of approximately $88 million from the 2020 Receivables Facility amendment in October 2021.
The 2020 Receivables Facility did not have a material impact to the Consolidated Statements of Operations during the periods presented.
As of December 31, 2023, the Company had an uncommitted available borrowing capacity of $64 million under the 2020 Receivables Facility.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Variable Interest Entity
The SPE, as described above, meets the definition of a VIE for which the Company is the primary beneficiary as it has the power to direct the SPE’s activities and the obligation to absorb losses or the right to receive benefits of the SPE. As such, the SPE’s assets, liabilities, and financial results of operations are consolidated in the Company’s consolidated financial statements. As of December 31, 2023 and 2022, the SPE’s assets and liabilities primarily consisted of unbilled retail installment contract receivables, net, of $610 million and $506 million, respectively, and borrowings under the 2020 Receivables Facility as presented above.
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
In connection with such Solar Receivables Financing Agreement, certain other agreements relating to the transaction were entered into, including ADT Solar Finance’s limited liability company agreement; a Receivables Sale Agreement between Compass and ADT Solar Finance, pursuant to which Compass sells such receivables from time to time to ADT Solar Finance; a Performance Support Agreement entered into by ADT Inc., pursuant to which ADT Inc. guaranteed certain obligations under the Solar Receivables Financing Agreement; and related transaction documents and certain account control agreements and security agreements.
As of December 31, 2023, we have not borrowed any amounts under the Solar Receivables Facility.
Debt Covenants
Our credit agreements and indentures associated with the borrowings above contain certain covenants and restrictions that limit the Company’s ability to, among other things: (a) incur additional debt or issue certain preferred equity interests; (b) create liens on certain assets; (c) make certain loans or investments (including acquisitions); (d) pay dividends on or make distributions in respect of the capital stock or make other restricted payments; (e) consolidate, merge, sell, or otherwise dispose of all or substantially all of the Company’s assets; (f) sell assets; (g) enter into certain transactions with affiliates; (h) enter into sale-leaseback transactions; (i) restrict dividends from the Company’s subsidiaries or restrict liens; (j) change the Company’s fiscal year; and (k) modify the terms of certain debt or organizational agreements.
Our credit agreements and indentures associated with the borrowings above also provide for customary events of default.
The Company is subject to a springing financial maintenance covenant under the First Lien Credit Agreement, which requires the Company to not exceed a specified first lien leverage ratio at the end of each fiscal quarter if the testing conditions are satisfied. The covenant is tested if the outstanding loans under the First Lien Revolving Credit Facility, subject to certain exceptions, exceed 30% of the total commitments under the First Lien Revolving Credit Facility as of the last day of any fiscal quarter.
The Company is subject to a financial maintenance covenant under the Term Loan A Credit Agreement requiring the Term Loan A Borrowers to comply as of the last day of each fiscal quarter with a specified maximum consolidated net first lien leverage ratio.
As of December 31, 2023, we were in compliance with all financial covenant and other maintenance tests for all our debt obligations.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loss on Extinguishment of Debt
Loss on extinguishment of debt includes the payment of call and redemption premiums, the write-off of unamortized deferred financing costs and discounts, and certain other expenses associated with extinguishment of debt. During the periods presented, loss on extinguishment of debt was as follows:
•2023: Totaled $17 million and was primarily due to the write-off of unamortized discount and debt issuance costs associated with the partial redemption of the First Lien Term Loan due 2026 and the refinancing of the First Lien Term Loan due 2026.
•2022: Loss on extinguishment of debt was not material.
•2021: Totaled $37 million and was primarily due to the call premium and write-off of unamortized fair value adjustments in connection with the ADT Notes due 2022 Redemption.
Additional fees and other costs associated with financing transactions were not material during 2023, 2022, or 2021.
Other
As of December 31, 2023, the aggregate annual maturities of debt, excluding finance leases, were as follows:

(in thousands)	2024	2025	2026	2027	2028	Thereafter	Total
Debt principal	$286,678	$113,375	$2,862,193	$1,107,818	$1,817,288	$1,749,939	$7,937,291
Interest expense (excluding interest income) on the Company’s debt, including finance leases, and interest rate swap contracts presented within interest expense, net, was $588 million, $278 million, and $457 million during 2023, 2022, and 2021, respectively. Interest expense presented in other income (expense) was not material during 2023.
9.     DERIVATIVE FINANCIAL INSTRUMENTS
The Company's derivative financial instruments primarily consist of SOFR-based interest rate swap contracts, which were entered into with the objective of managing exposure to variability in interest rates on the Company's debt and interest rate swaps. All interest rate swap contracts are reported in the Consolidated Balance Sheets at fair value.
For interest rate swap contracts that are:
•Not designated as cash flow hedges: Unrealized gains and losses are recognized in interest expense, net, and other income (expense) depending on the nature of the underlying that the swaps are economically hedging.
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
The cash flows associated with interest rate swap contracts that contain an other-than-insignificant financing element at inception are reflected as cash flows from financing activities.
The cash flows associated with interest rate swap contracts that were entered into with the intention of offsetting the economic overhedged position of a portion of our existing interest rate swaps are reflected as cash flows from investing activities. As these swaps were executed during December, there were no payments during 2023.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest Rate Swaps:
In October 2019, and in connection with the refinancing of variable-rate debt under the First Lien Credit Agreement in September 2019, the Company terminated interest rate swap contracts with an aggregate notional amount of $3.8 billion, of which $2.8 billion were designated as cash flow hedges, and concurrently entered into new LIBOR-based interest rate swap contracts, which were, at the time, designated as cash flow hedges, with an aggregate notional amount of $2.8 billion and maturity of September 2026. Additionally, the new interest rate swap terms represented a blend of the current interest rate environment and the unfavorable positions of the terminated interest rate swap contracts, which resulted in an other-than-insignificant financing element at inception of the new cash flow hedges due to off-market terms.
Beginning in March 2020, the Company's interest rate swap contracts previously designated as cash flow hedges were no longer highly effective as a result of changes in the interest rate environment. Accordingly, the Company de-designated the cash flow hedges, and the unrealized gains and losses for the period in which these cash flow hedges were no longer highly effective were recognized in interest expense, net. Unrealized losses previously recognized as a component of AOCI prior to de-designation are being reclassified into interest expense, net, in the same period in which the related interest on variable-rate debt affects earnings through the maturity dates of the interest rate swap contracts, as the forecasted cash flows are probable or reasonably possible of occurring.
During 2023, the Company recorded $25 million to interest expense, net associated with the reclassification from AOCI of historical losses related to the de-designated interest rate swaps for which the cash flows were probable of not occurring as a result of the partial redemption of the Company’s First Lien Term Loan due 2026.
As of December 31, 2023, AOCI associated with previously designated cash flow hedges that is estimated to be reclassified to interest expense, net, within the next twelve months is not material.
In March and April 2023, the Company entered into floating-to-fixed interest rate swaps with an aggregate notional amount of $300 million to partially hedge the Term Loan A Facility.
In December 2023, the Company entered into interest rate swaps with an aggregate notional amount of $700 million to offset the excess notional interest rate swaps as a result of the partial redemption of the First Lien Term Loan due 2026. The changes in fair value associated with these swaps and the excess swaps are reflected in other income (expense).
The Company’s interest rate swaps consist of the following:

(in thousands)			December 31,
Execution	Maturity	Designation	2023	2022
October 2019	September 2026	Not designated	$2,800,000	$2,800,000
March 2023	March 2028	Not designated	100,000	—
April 2023	March 2028	Not designated	200,000	—
December 2023	September 2026	Not designated	700,000	—
Total notional amount			$3,800,000	$2,800,000
Fair Value of Interest Rate Swaps:

	December 31,
Balance Sheet Classification (in thousands)	2023	2022
Prepaid expenses and other current assets	$74,974	$78,110
Other assets	$76,493	$105,405
Accrued expenses and other current liabilities	$5,312	$—
Other liabilities	$1,325	$—

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unrealized Gain (Loss) on Interest Rate Swaps:

	Years Ended December 31,
Statement of Operations Classification (in thousands)	2023	2022	2021
Interest expense, net	$(22,174)	$301,851	$157,505
Other income (expense)	$(16,511)	$—	$—
Changes in and Reclassifications out of AOCI:

(in thousands)	Cash Flow Hedges
Balance as of December 31, 2020	$(117,501)
Pre-tax current period change	60,948
Income tax benefit (expense)	(14,714)
Balance as of December 31, 2021	(71,267)
Pre-tax current period change	33,946
Income tax benefit (expense)	(8,192)
Balance as of December 31, 2022	(45,513)
Pre-tax current period change	42,295
Income tax benefit (expense)	(10,166)
Balance as of December 31, 2023	$(13,383)
10.     INCOME TAXES
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
The amounts and related disclosures below are based on the continuing operations of the Company.
Components of Income Before Taxes

	Years Ended December 31,
(in thousands)	2023	2022	2021
United States	$(69,539)	$146,434	$(478,148)
Foreign	3,012	2,712	2,314
Income (loss) from continuing operations before income taxes and equity in net earnings (losses) of equity method investee	$(66,527)	$149,146	$(475,834)

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of Income Tax Benefit (Expense)

	Years Ended December 31,
(in thousands)	2023	2022	2021
Current:
Federal	$(358)	$(184)	$(174)
State	(23,434)	(23,906)	(9,740)
Foreign	(923)	(691)	(570)
Current income tax benefit (expense)	(24,715)	(24,781)	(10,484)

Deferred:
Federal	(1,558)	(35,720)	98,880
State	21,883	23,222	43,487
Foreign	(195)	(403)	(226)
Deferred income tax benefit (expense)	20,130	(12,901)	142,141
Income tax benefit (expense)	$(4,585)	$(37,682)	$131,657
Effective Tax Rate Reconciliation
Reconciliations between the actual effective tax rate on continuing operations and the statutory U.S. federal income tax rate were as follows:

	Years Ended December 31,
	2023	2022	2021
Statutory federal tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefits	(9.4)%	6.8%	2.7%
Non-U.S. tax	(2.0)%	0.8%	(0.2)%
Non-deductible and non-taxable charges(1)	(9.5)%	13.3%	0.4%
Valuation allowance	—%	(1.6)%	0.5%
Unrecognized tax benefits	8.7%	(6.1)%	—%
Share-based compensation	0.2%	(1.7)%	0.6%
Non-deductible goodwill on dispositions	(5.9)%	—%	—%
Federal credits	5.6%	(8.0)%	—%
Acquisitions and dispositions	8.0%	(0.5)%	1.2%
Legislative changes	(5.1)%	(5.7)%	0.8%
Non-deductible goodwill impairment	(22.8)%	4.0%	—%
Prior year return adjustments	5.2%	2.9%	0.3%
Other	(0.9)%	0.1%	0.4%
Effective tax rate	(6.9)%	25.3%	27.7%
___________________
(1)During 2022, primarily represents the impact related to the fair value adjustment of the Forward Contract.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Tax Assets and Deferred Tax Liabilities
The components of the Company's net deferred tax assets (liabilities) were as follows:

	December 31,
(in thousands)	2023	2022
Deferred tax assets:
Accrued liabilities and reserves	$90,351	$117,488
Tax loss and credit carryforwards	132,230	468,209
Disallowed interest carryforward	150,492	185,080
Deferred revenue	225,499	187,766
Other	113,095	95,008
Total deferred tax assets	711,667	1,053,551
Valuation allowance	(12,264)	(57,715)
Deferred tax assets, net of valuation allowance	$699,403	$995,836

Deferred tax liabilities:
Subscriber system assets	$(761,203)	$(766,067)
Intangible assets	(893,292)	(1,023,895)
Other	(71,196)	(97,772)
Total deferred tax liabilities	(1,725,691)	(1,887,734)
Net deferred tax assets (liabilities)	$(1,026,288)	$(891,898)

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
The changes in the valuation allowance for deferred tax assets were as follows:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Beginning balance	$(57,715)	$(60,157)	$(68,013)
Income tax benefit (expense)(1)	43,277	2,428	2,378
Write-offs and other	2,174	14	5,478
Ending balance	$(12,264)	$(57,715)	$(60,157)
__________________
(1)During 2023, the change is primarily related to the utilization of capital loss carryforwards against which a valuation allowance was previously recorded. The utilization is attributable to capital gains generated in connection with the Commercial Divestiture.
As of December 31, 2023, the Company had approximately $242 million of U.S. federal net operating loss (“NOL”) carryforwards with expiration periods between 2036 and 2042. Although future utilization will depend on the Company’s actual profitability and the result of income tax audits, the Company anticipates that the majority of its U.S federal NOL carryforwards will be fully utilized prior to expiration. Most of the Company’s U.S. federal NOL carryforwards are subject to limitation due to “ownership changes,” which have occurred under Internal Revenue Code (“IRC”) Section 382. The Company does not, however, expect that this limitation will impact its ability to utilize the U.S. federal NOL carryforwards.
As of December 31, 2023, the Company’s valuation allowance for deferred tax assets was primarily related to capital loss carryforwards in Canada primarily generated in connection with the sale of ADT Canada during 2019.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Tax Cuts and Jobs Act of 2017 introduced IRC Section 163(j), which limits the deductibility of interest expense and allows for the excess to be carried forward indefinitely. As of December 31, 2023, the Company has not recorded a valuation allowance against the disallowed interest carryforward as the Company believes it has sufficient sources of future taxable income to realize the related tax benefit.
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
The following is a roll-forward of unrecognized tax benefits:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Beginning balance	$56,177	$66,221	$65,990
Gross increase related to prior year tax positions	517	5,063	373
Decreases related to lapse of statute of limitation	(7,871)	(15,107)	(142)
Ending balance	$48,823	$56,177	$66,221
The Company’s unrecognized tax benefits relate to tax years that are subject to audit by the taxing authorities in the U.S. federal, state and local, and foreign jurisdictions. Based on the current tax statutes and status of its income tax audits, the Company expects approximately $29 million of its unrecognized tax benefits to be resolved in the next twelve months.
Open Tax Years by Jurisdiction

Jurisdiction	Years Open to Audit
Federal	2020 - 2022
State	2017 - 2022
Canada	2019 - 2022
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
Inflation Reduction Act - The Inflation Reduction Act (the “IRA”) was signed into law in August 2022. The IRA, among other provisions, implements (i) a 15% corporate alternative minimum tax (“CAMT”) on book income of corporations whose average annual adjusted financial statement income during the most recently-completed three-year period exceeds $1.0 billion, (ii) a 1% excise tax on net stock repurchases, and (iii) several tax incentives to promote clean energy including an extension of the

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

investment tax credit. Both the CAMT and the excise tax provisions are effective for tax years beginning after December 31, 2022, and as of December 31, 2023, the Company does not anticipate any material impact.
11.     EQUITY
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
Each share of Class B Common Stock has equal status and rights to dividends as a share of Common Stock. The holders of Class B Common Stock have one vote for each share of Class B Common Stock held of record by such holder on all matters on which stockholders are entitled to vote generally; provided, however, that holders of Class B Common Stock, as such, are not entitled to vote on the election, appointment, or removal of directors of the Company. Additionally, each share of Class B Common Stock will immediately become convertible into one share of Common Stock, at the option of the holder thereof, at any time following the earlier of (i) the expiration or early termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Clearance”), required prior to such holder’s conversion of all such shares of Class B Common Stock, or (ii) to the extent HSR Clearance is not required prior to such holder’s conversion of such shares of Class B Common Stock, the date that such holder owns such shares of Class B Common Stock.
Google Investor Rights Agreement
In connection with the issuance of the Class B Common Stock, the Company and Google entered into an Investor Rights Agreement (the “Google Investor Rights Agreement”), pursuant to which Google agreed to be bound by customary transfer restrictions and drag-along rights, and be afforded customary registration rights with respect to shares of Class B Common Stock held directly by Google. Under the terms of the Google Investor Rights Agreement, Google was prohibited, subject to certain exceptions, from transferring any shares of Class B Common Stock or any shares of Common Stock issuable upon conversion of the Class B Common Stock beneficially owned by Google through September 2023, or earlier if certain conditions occurred (the “Google Lock-up Period”).
In December 2023, the Company and Google amended the Google Investor Rights Agreement to extend the Google Lock-up Period through June 2025, or earlier if (i) the Google Commercial Agreement (as defined in Note 14 “Commitments and Contingencies”) has been terminated under certain specified circumstances or (ii) the Google Cloud Master Agreement (as defined in Note 14 “Commitments and Contingencies”) has been validly terminated for any reason other than Google's uncured material breach.
Issuances of Common Stock
During the periods presented, issuances of Common Stock other than as related to the exercise or vesting of share-based compensation awards includes:
•October 2022: The Company issued approximately 133 million shares of Common Stock for an aggregate purchase price of $1.2 billion as part of the State Farm Strategic Investment (as defined below).
•June 2022: The Company issued approximately 2 million shares of Common Stock as consideration for a business acquisition.
•December 2021: The Company issued approximately 70 million shares of Common Stock with a fair value of $529 million in connection with the ADT Solar Acquisition. Additionally, throughout 2022, the Company issued the Delayed Shares in connection with the ADT Solar Acquisition as discussed in Note 4 “Acquisitions.”

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

State Farm Transaction
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
The Tender Offer was considered a contingent forward purchase contract (the “Forward Contract”), which was recorded at fair value in the Consolidated Balance Sheet. The fair value of the Forward Contract was estimated as the difference between the present value of the cash consideration to be paid and the value of the Company’s Common Stock to be tendered. At the commencement of the Tender Offer, the Company recorded a liability and a reduction to additional paid in capital of $42 million. During 2022, the change in fair value recognized in other income (expense) was a net loss of $63 million. Fees associated with the Tender Offer were not material.
State Farm Investor Rights Agreement
At the Closing, the Company and State Farm entered into an Investor Rights Agreement (the “State Farm Investor Rights Agreement”), pursuant to which the Board of Directors of the Company increased its size by one director and appointed a designee of State Farm as a member of the Board of Directors.
Pursuant to the terms of the State Farm Investor Rights Agreement, State Farm will also be bound by customary transfer and standstill restrictions and drag-along rights, and be afforded customary registration rights with respect to the State Farm Shares. In particular, State Farm (a) will be prohibited, subject to certain customary exceptions, from transferring any of the State Farm Shares until the earlier of (i) the three-year anniversary of the Closing and (ii) the date on which the development agreement with State Farm (the “State Farm Development Agreement”) has been validly terminated, other than in the event of termination by the Company for a material breach thereof by State Farm, and (b) will be subject to certain standstill restrictions, including that State Farm will be restricted from acquiring additional equity securities of the Company if such acquisition would result in State Farm (and its affiliates) acquiring beneficial ownership in excess of 18% of the issued and outstanding Common Stock, taking into account on an as-converted basis the issued and outstanding Class B Common Stock, until five days after the date that no designee of State Farm serves on the Board of Directors and State Farm has no rights (or has irrevocably waived its right) to nominate a designee to the Board of Directors. Notwithstanding the standstill restrictions described above, State Farm

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

will not be restricted from acquiring shares of Common Stock or other equity securities of the Company from Prime Security Services TopCo Parent, L.P. and its affiliates so long as State Farm and its affiliates would not, subject to certain exceptions, beneficially own in excess of 25% of the issued and outstanding Common Stock, taking into account on an as-converted basis the issued and outstanding Class B Common Stock, as a result of such acquisition.
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
Additionally at the Closing, the Company received $100 million of the Opportunity Fund, which will be restricted until such time as the Company uses the funds in accordance with the State Farm Development Agreement. The Company’s use of the funds is also subject to approval by State Farm. The Company recorded the cash received from the Opportunity Fund as restricted cash and a corresponding liability, which is reflected in accrued expenses and other current liabilities as of December 31, 2023.
Refer to Note 17 “Related Party Transactions” or more information on the Opportunity Fund.
Dividends
Stockholders are entitled to receive dividends when, as, and if declared by the Company’s Board of Directors out of funds legally available for that purpose.

(in thousands, except per share data)			Common Stock		Class B Common Stock
Declaration Date	Record Date	Payment Date	Per Share	Aggregate	Per Share	Aggregate
Year Ended December 31, 2023
2/28/23	3/16/23	4/4/23	$0.035	$30,342	$0.035	$1,916
5/2/23	6/15/23	7/6/23	0.035	30,256	0.035	1,916
8/8/23	9/15/23	10/4/23	0.035	30,405	0.035	1,916
11/2/23	12/14/23	1/9/24	0.035	30,358	0.035	1,916
Total			$0.140	$121,361	$0.140	$7,664
Year Ended December 31, 2022
3/1/22	3/17/22	4/4/22	$0.035	$29,842	$0.035	$1,916
5/5/22	6/16/22	7/5/22	0.035	30,028	0.035	1,916
8/4/22	9/15/22	10/4/22	0.035	30,112	0.035	1,916
11/3/22	12/15/22	1/4/23	0.035	30,189	0.035	1,916
Total			$0.140	$120,171	$0.140	$7,664
During 2021, the Company declared aggregate dividends of $0.14 per share on Common Stock ($111 million) and $0.14 per share on Class B Common Stock ($8 million).
Subsequent Event - On January 24, 2024, the Company announced a dividend of $0.055 per share to holders of Common Stock and Class B Common Stock of record on March 14, 2024, which will be distributed on or about April 4, 2024.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Income (Loss)
Refer to Note 9 “Derivative Financial Instruments” for AOCI reclassifications associated with cash flow hedges. Other changes in AOCI, which primarily relate to the Company’s defined benefit pension plans, were not material.
12.     SHARE-BASED COMPENSATION
The Company grants share-based compensation awards to participants under the 2016 Equity Incentive Plan (the “2016 Plan”) and the 2018 Omnibus Incentive Plan (the “2018 Plan”). Share-based compensation expense is recognized in the Consolidated Statements of Operations as follows:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Selling, general, and administrative expenses	$39,438	$53,497	$47,111
Income (loss) from discontinued operations, net of tax	11,699	13,069	14,126
Total share-based compensation expense	$51,137	$66,566	$61,237
The following discussion of the Company’s share-based compensation awards includes awards related to continuing and discontinued operations, unless otherwise noted.
2016 Plan
As of December 31, 2023, the Company is authorized to issue no more than approximately 5 million shares of Common Stock by the exercise or vesting of granted awards under the 2016 Plan. The Company does not expect to issue additional awards under the 2016 Plan. Unrecognized share-based compensation expense as of December 31, 2023 and share-based compensation expense for awards granted under the 2016 Plan were not material during the periods presented.
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes activity related to the Distributed Shares during 2023:

	Performance Tranche
	Number of Distributed Shares	Weighted-Average Grant Fair Value
Unvested as of December 31, 2022	9,323,486	$13.05
Vested	—	—
Forfeited	(129,174)	13.05
Unvested as of December 31, 2023	9,194,312	$13.05
2018 Plan
In January 2018, the Company approved the 2018 Plan, which became effective upon consummation of the IPO. The 2018 Plan, as amended, authorizes the issuance of no more than approximately 88 million shares of Common Stock by the exercise or vesting of granted awards, which are generally stock options and restricted stock units (“RSUs”). The Company satisfies the exercise of options and the vesting of RSUs through the issuance of authorized but previously unissued shares of Common Stock.
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes activity related to the 2018 Plan Top-up Options:

	Service Tranche		Performance Tranche
	Number of Top-up Options	Weighted-Average Exercise Price	Number of Top-up Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value(a) (in thousands)	Weighted-Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2022	5,955,254	$13.30	5,715,061	$13.30
Exercised	—	—	—	—
Forfeited	—	—	(73,817)	13.30
Outstanding as of December 31, 2023	5,955,254	$13.30	5,641,244	$13.30	—	4.0
Exercisable as of December 31, 2023	5,955,254	$13.30	—	$13.30	—	4.0
________________________
(a)The intrinsic value represents the amount by which the fair value of the Company’s Common Stock exceeds the option exercise price as of December 31, 2023.
Options
Options granted under the 2018 Plan are primarily service-based awards that vest over a three-year period from the date of grant, have an exercise price equal to the closing price per share of the Company’s Common Stock on the date of grant, as adjusted in accordance with 2018 Plan provisions, and have a contractual term of ten years from the date of grant.
The Company did not grant any options during the periods presented.
The following table summarizes activity related to 2018 Plan options during 2023:

	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value(a) (in thousands)	Weighted-Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2022	17,965,626	$6.67
Granted	—	—
Exercised	(994,803)	5.15
Forfeited	(142,518)	9.68
Outstanding as of December 31, 2023	16,828,305	$6.70	$17,243	5.4
Exercisable as of December 31, 2023	16,828,305	$6.70	$17,243	5.4
________________________
(a)The intrinsic value represents the amount by which the fair value of the Company’s Common Stock exceeds the option exercise price as of December 31, 2023.
Share-based compensation expense associated with options granted under the 2018 Plan was not material during the periods presented. In addition, the cash flow and the intrinsic value of options exercised were not material during the periods presented.
As of December 31, 2023, unrecognized compensation cost related to options was not material.
Restricted Stock Units
RSUs granted under the 2018 Plan are primarily service-based awards with a three-year graded vesting period from the date of grant. The fair value is equal to the closing price per share of the Company’s Common Stock on the date of grant.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes activity related to the 2018 Plan RSUs (including DEUs) during 2023:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2022	13,155,409	$7.38
Granted	7,632,819	7.56
Vested	(8,997,904)	7.12
Forfeited	(2,552,940)	7.72
Unvested as of December 31, 2023	9,237,384	$7.66
Total share-based compensation expense associated with RSUs granted under the 2018 Plan was $47 million, $55 million, and $46 million during 2023, 2022, and 2021, respectively, the majority of which relates to the Company’s continuing operations.
The fair value of RSUs (including DEUs) that vested and converted to shares of Common Stock on their respective vesting dates was approximately $56 million, $59 million, and $52 million during 2023, 2022, and 2021, respectively.
As of December 31, 2023, unrecognized compensation cost related to RSUs granted under the 2018 Plan was $30 million, which will be recognized over a period of 1.9 years.
Other
In June 2022, the Company granted 1.6 million performance share units (“PSUs”) in connection with a business combination that the Company will account for as share-based compensation. These PSUs contain both service and performance vesting conditions that must be met on an annual basis with the final vesting date in October 2025. The fair value of the PSUs is equal to the closing price per share of the Company’s Common Stock on the date of grant, which resulted in a weighted-average grant date fair value of $7.46. The PSUs are not entitled to dividend equivalent units. The majority of these PSUs have been forfeited. The impact from the PSUs was not material.
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
Common Stock
Potential shares of Common Stock include (i) incremental shares related to the vesting or exercise of share-based compensation awards, warrants, and other options to purchase additional shares of the Company’s Common Stock calculated using the treasury stock method and (ii) incremental shares of Common Stock issuable upon the conversion of Class B Common Stock.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
(in thousands, except per share amounts)	2023	2022	2021
Allocation of income (loss) from continuing operations - basic	$(60,682)	$100,411	$(321,155)
Dilutive effect (including conversion of Class B Common Stock)	—	—	—
Allocation of income (loss) from continuing operations - diluted	$(60,682)	$100,411	$(321,155)

Allocation of income (loss) from discontinued operations, net of tax - basic	$496,070	$24,244	$3,134
Dilutive effect (including conversion of Class B Common Stock)	—	—	—
Allocation of income (loss) from discontinued operations, net of tax - diluted	$496,070	$24,244	$3,134

Weighted-average shares outstanding - basic	856,843	848,465	770,620
Dilutive effect (including conversion of Class B Common Stock)	—	—	—
Weighted-average shares outstanding - diluted	856,843	848,465	770,620

Income (loss) from continuing operations per share - basic	$(0.07)	$0.12	$(0.42)
Income (loss) from continuing operations per share - diluted	$(0.07)	$0.12	$(0.42)

Income (loss) from discontinued operations, net of tax, per share - basic	$0.58	$0.03	$—
Income (loss) from discontinued operations, net of tax, per share - diluted	$0.58	$0.03	$—
Basic weighted-average shares outstanding in 2021 includes the Delayed Shares issued in connection with the ADT Solar Acquisition as discussed in Note 4 “Acquisitions.”
During 2023, 2022, and 2021, share-based compensation awards and all shares of Class B Common Stock of approximately 62 million, 67 million, and 61 million, respectively, were excluded from the computations above.
Additionally, the basic and diluted earnings per share computations for Common Stock exclude approximately 9 million, 9 million, and 10 million unvested shares during 2023, 2022, and 2021, respectively, as their vesting is contingent upon achievement of certain performance requirements which had not been met during the respective periods.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Class B Common Stock

	Years Ended December 31,
(in thousands, except per share amounts)	2023	2022	2021
Allocation of income (loss) from continuing operations - basic	$(3,858)	$6,452	$(23,022)
Dilutive effect	—	—	—
Allocation of income (loss) from continuing operations - diluted	$(3,858)	$6,452	$(23,022)

Allocation of income (loss) from discontinued operations, net of tax - basic	$31,479	$1,556	$223
Dilutive effect	—	—	—
Allocation of income (loss) from discontinued operations, net of tax - diluted	$31,479	$1,556	$223

Weighted-average shares outstanding - basic	54,745	54,745	54,745
Dilutive effect(1)	—	—	—
Weighted-average shares outstanding - diluted	54,745	54,745	54,745

Income (loss) from continuing operations per share - basic	$(0.07)	$0.12	$(0.42)
Income (loss) from continuing operations per share - diluted	$(0.07)	$0.12	$(0.42)

Income (loss) from discontinued operations, net of tax, per share - basic	$0.58	$0.03	$—
Income (loss) from discontinued operations, net of tax, per share - diluted	$0.58	$0.03	$—
________________
(1)    There were no potential shares of Class B Common Stock during the periods presented.
14.     COMMITMENTS AND CONTINGENCIES
Contractual Obligations
The Company’s contractual obligations for goods or services entered into in the ordinary course of business, including agreements that are enforceable and legally binding and have a remaining term in excess of one year, primarily consist of information technology services and equipment, including investments in the Company’s information technology infrastructure and telecommunication services, and direct materials.
The following table provides the Company’s contractual obligations (excluding the Google Commercial Agreement discussed below) as of December 31, 2023 (in thousands):

2024	2025	2026	2027	2028	Thereafter	Total
$323,488	$113,607	$43,957	$483	$—	$—	$481,535
The table above includes a commitment with one of the Company’s vendors to purchase at least $190 million of security system equipment and components through March 2025. This commitment is also satisfied through purchases made by the Company’s dealer network.
Google Commercial Agreement
In July 2020, the Company and Google entered into a Master Supply, Distribution, and Marketing Agreement (as amended, the “Google Commercial Agreement”), pursuant to which Google has agreed to supply the Company with certain Google devices, as well as certain Google video and analytics services (“Google Devices and Services”), for sale to the Company’s customers.
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

technology advancements, customer acquisition, and marketing, as mutually agreed by the Company and Google, (together with the initial amounts, the “Google Success Funds”).
During 2023, $40 million of the Google Success Funds were reimbursed to the Company and reflected as a reduction of advertising costs.
Google Cloud Agreement Addendum
In December 2023, the Company and Google entered into an addendum to the Company’s existing agreement with Google for using Google cloud services (the “Google Cloud Agreement Addendum”), pursuant to which Google has agreed to provide certain credits, discounts, and other incentives for use of the Google Cloud Platform to the Company, and the Company has committed to purchasing $200 million of Google Cloud Platform services over seven years (through December 2030), with $35 million in the first two years, $65 million in the next two years after that, and $100 million in the last three years of the commitment. The Company may elect to cancel the commitment in return for a cancellation fee of 30% of the total remaining commitment amount and loss of any discounts, remaining credits, or other incentives provided under the Google Cloud Agreement Addendum.
Guarantees
In the normal course of business, the Company is liable for contract completion and product performance. The Company’s guarantees primarily relate to standby letters of credit related to its insurance programs and totaled $78 million and $93 million as of December 31, 2023 and 2022, respectively. The Company does not believe such obligations will materially affect its financial position, results of operations, or cash flows.
During March 2022, the Company entered into an unsecured Credit Agreement with Goldman Sachs Mortgage Company, as administrative agent and issuing lender (the “Issuing Lender”), together with other lenders party thereto, pursuant to which the Company may request the Issuing Lender to issue one or more letters of credit for its own account or the account of its subsidiaries, in an aggregate face amount not to exceed $75 million at any one time, through December 2026.
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
As of December 31, 2023 and 2022, the Company’s accrual for ongoing claims and lawsuits within the scope of an insurance program totaled $110 million and $90 million, respectively. The Company’s accrual related to ongoing claims and lawsuits not within the scope of an insurance program is not material.
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Company’s leases do not contain material residual value guarantees or restrictive covenants. The Company’s subleases are not material.
Right-of-Use Assets and Lease Liabilities

(in thousands)			December 31,
Presentation and Classification:			2023	2022
Operating	Current	Prepaid expenses and other current assets	$75	$121
Operating	Non-current	Other assets	91,725	93,057
Finance	Non-current	Property and equipment, net(1)	82,803	66,704
Total right-of-use assets			$174,603	$159,882

Operating	Current	Accrued expenses and other current liabilities	$15,979	$20,741
Finance	Current	Current maturities of long-term debt	33,934	34,219
Operating	Non-current	Other liabilities	84,695	85,249
Finance	Non-current	Long-term debt	53,227	36,424
Total lease liabilities			$187,835	$176,633
_________________
(1) Finance right-of-use assets are recorded net of accumulated depreciation of approximately $60 million and $61 million as of December 31, 2023 and 2022, respectively.
Lease Cost

	Years Ended December 31,
(in thousands)	2023	2022	2021
Operating lease cost	$31,357	$33,574	$37,817
Finance lease cost:
Amortization of right-of-use assets	23,922	19,539	18,407
Interest on lease liabilities	3,768	2,662	1,973
Variable lease costs	46,380	62,316	51,156
Total lease cost	$105,427	$118,091	$109,353

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Flow and Supplemental Information(1)

	Years Ended December 31,
(in thousands)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating leases:
Operating cash flows	$42,883	$47,708	$50,721
Finance Leases:
Operating cash flows	$4,940	$3,680	$2,823
Financing cash flows	$43,733	$44,978	$32,123

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$41,338	$49,193	$21,203
Finance leases	$79,273	$48,439	$46,920
__________________
(1)Includes both continuing and discontinued operations consistent with the presentation on the Consolidated Statements of Cash Flows.
Lease Term and Discount Rate

	December 31,
	2023	2022
Weighted-average remaining lease term (years):
Operating leases	5.6	5.8
Finance leases	3.1	2.9
Weighted-average discount rate:
Operating leases	6.1%	5.9%
Finance leases	5.8%	5.6%
Maturity of Lease Liabilities

	December 31, 2023
(in thousands)	Operating Leases	Finance Leases
2024	$19,296	$34,592
2025	26,100	31,152
2026	21,170	20,426
2027	16,698	10,510
2028	11,854	504
Thereafter	28,426	—
Total lease payments (including interest)	$123,544	$97,184
Less interest	22,870	10,023
Total	$100,674	$87,161
Company as Lessor
The Company is a lessor in certain Company-owned transactions as the Company has identified a lease component associated with the right-of-use of the security system and a non-lease component associated with the monitoring and related services.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
16.     RETIREMENT PLANS
Defined Contribution Plans
The Company maintains qualified defined contribution plans, which include 401(k) matching programs. Expense for the defined contribution plans is computed as a percentage of participants’ compensation and was $31 million, $33 million, and $32 million during 2023, 2022, and 2021, respectively.
Multi-employer Plans
The Company participates in certain multi-employer union pension plans, which provide benefits for a group of the Company’s unionized employees. These multi-employer plans, including the Company’s required contributions and any underfunded liabilities under such plans, are not material to the Company’s consolidated financial statements.
Defined Benefit Plans
The Company provides a defined benefit pension plan and certain other postretirement benefits to certain employees. These plans are frozen and are not material to the Company’s consolidated financial statements. As of December 31, 2023 and 2022, the fair values of pension plan assets were $51 million and $49 million, respectively, and the fair values of projected benefit obligations were $59 million and $56 million, respectively. As a result, the plans were underfunded by approximately $8 million and $7 million as of December 31, 2023 and 2022, respectively, and were recorded as a net liability.
Net periodic benefit cost associated with these plans was not material during the periods presented.
During 2023, the Company took actions to terminate the defined benefit pension plan. The termination was effective December 31, 2023, and the wind down of the plan and distribution of assets is expected to commence in 2024. Additionally, as of December 31, 2023, the net pension obligation was recorded in accrued expenses and other current liabilities as the Company expects to settle all future obligations during 2024.
Deferred Compensation Plan
The Company maintains a non-qualified supplemental savings and retirement plan, which permits eligible employees to defer a portion of their compensation. Deferred compensation liabilities are reflected in other liabilities and were $31 million and $27 million as of December 31, 2023 and 2022, respectively. Deferred compensation expense was not material during the periods presented.
17.     RELATED PARTY TRANSACTIONS
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
Apollo
There were no significant related party transactions with Apollo during the periods presented.
State Farm
As discussed in Note 11 “Equity,” in October 2022, State Farm became a related party in connection with the State Farm Strategic Investment.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2023, the balance in the Opportunity Fund was $94 million. During 2023, the Company made payments to State Farm from the Opportunity Fund of $9 million. Other payments and interest earned on the Opportunity fund was not material.
Beginning in 2023, State Farm customers can receive ADT home security products and professional monitoring at a reduced cost. In connection with this arrangement, the Company receives a subsidy from State Farm for each system. Amounts are paid through the Opportunity Fund and were not material during 2023.
Canopy
Prior to the Canopy Termination during 2023, Canopy was considered a related party under GAAP as the Company accounted for its investment under the equity method of accounting. Except for the transactions described in Note 6 “Equity Method Investments,” there were no other significant related party transactions with Canopy during 2023 or 2022.
Sunlight Financial LLC
ADT Solar uses Sunlight Financial LLC (“Sunlight”), an entity affiliated with Apollo, to access certain loan products for ADT Solar customers, as discussed in Note 2 “Revenue and Receivables.” As of December 2023, Sunlight is no longer affiliated with Apollo, and as a result, is no longer a related party.
During 2023, total loans funded by Sunlight were approximately $78 million; and as of December 31, 2023, the Company may be required to repurchase approximately $6 million of such loans.
Additionally, the Company incurred $13 million of financing fees for the year ended December 31, 2023. As of December 31, 2023, net amounts due to/from Sunlight were not significant.
During 2022, total loans funded by Sunlight were approximately $436 million; and the Company incurred approximately $54 million of financing fees.
Transactions with Sunlight were not material during 2021.
Rackspace
During October 2020, the Company entered into a master services agreement with Rackspace US, Inc. (“Rackspace”), an entity affiliated with Apollo, for the provision of cloud storage, equipment, and services to facilitate the implementation of the Company’s cloud migration strategy for certain applications.
The master services agreement includes a minimum purchase commitment of $50 million over a seven-year term, which the Company has satisfied through spend with Rackspace as well as other parties. The Company incurred fees to Rackspace of $15 million, $14 million, and $6 million during 2023, 2022, and 2021, respectively.
Other Transactions
During 2023, the Company incurred fees for telephone and technology services of approximately $6 million with an entity affiliated with Apollo that became a related party during 2023.
There were no other material related party transactions during the periods presented.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.     CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ADT INC.
(PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS
(in thousands)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$1,118	$14,639
Total current assets	1,118	14,639
Investment in subsidiaries and other assets	4,463,543	4,036,420
Total assets	$4,464,661	$4,051,059

Liabilities and stockholders' equity
Current liabilities:
Dividends payable and other current liabilities	$33,047	$34,424
Total current liabilities	33,047	34,424
Long-term debt	545,557	536,495
Other liabilities	97,411	86,992
Total liabilities	676,015	657,911
Total stockholders' equity	3,788,646	3,393,148
Total liabilities and stockholders' equity	$4,464,661	$4,051,059
The accompanying notes are an integral part of these condensed financial statements

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ADT INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Years Ended December 31,
	2023	2022	2021
Selling, general, and administrative expenses	$520	$2,583	$117
Merger, restructuring, integration, and other	(1,993)	(6,011)	(1,444)
Operating income (loss)	1,473	3,428	1,327
Interest expense, net	(8,984)	(8,086)	(8,743)
Other income (expense)	—	(63,394)	—
Equity in net income (loss) of subsidiaries	470,520	200,715	(333,404)
Net income (loss)	463,009	132,663	(340,820)
Other comprehensive income (loss), net of tax	31,038	21,773	49,642
Comprehensive income (loss)	$494,047	$154,436	$(291,178)

Net income (loss) per share - basic:
Common stock	$0.51	$0.15	$(0.41)
Class B common stock	$0.51	$0.15	$(0.41)

Weighted-average shares outstanding - basic:
Common stock	856,843	848,465	770,620
Class B common stock	54,745	54,745	54,745

Net income (loss) per share - diluted:
Common stock	$0.51	$0.15	$(0.41)
Class B common stock	$0.51	$0.15	$(0.41)

Weighted-average shares outstanding - diluted:
Common stock	856,843	848,465	770,620
Class B common stock	54,745	54,745	54,745
The accompanying notes are an integral part of these condensed financial statements

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ADT INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$463,009	$132,663	$(340,820)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in net (income) loss of subsidiaries	(470,520)	(200,715)	333,404
Change in fair value of other financial instruments	—	63,396	—
Other, net	28,757	49,470	24,391
Net cash provided by (used in) operating activities	21,246	44,814	16,975
Cash flows from investing activities:
Contributions to subsidiaries	—	—	(40,000)
Distributions from subsidiaries	108,783	118,200	8,700
Net cash provided by (used in) investing activities	108,783	118,200	(31,300)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of expenses	—	1,180,000	—
Dividends on common stock	(128,587)	(127,125)	(116,348)
Repurchases of common stock	—	(1,200,000)	—
Other financing, net	(14,963)	(3,197)	(6,472)
Net cash provided by (used in) financing activities	(143,550)	(150,322)	(122,820)

Cash and cash equivalents and restricted cash and restricted cash equivalents:
Net increase (decrease) during the period	(13,521)	12,692	(137,145)
Beginning balance	14,639	1,947	139,092
Ending balance	$1,118	$14,639	$1,947

Supplementary cash flow information:
Issuance of shares for acquisition of business	$—	$55,485	$528,503
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
During 2023 and 2022, ADT Inc. made non-cash contributions to subsidiaries of approximately $51 million and $82 million, respectively, primarily related to the transfer of net assets of certain subsidiaries for share-based compensation (including amounts related to discontinued operations).
During 2021, ADT Inc. made non-cash contributions to subsidiaries of approximately $630 million related to the transfer of net assets of certain subsidiaries for the acquisition of ADT Solar, including $529 million in the issuance of shares, as well as share-based compensation.
19.     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The Company is disclosing the following summarized quarterly financial information due to the Commercial Business being reported as a discontinued operation as a result of the Commercial Divestiture. Refer to Note 5 “Divestitures” for additional information on the Commercial Divestiture.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Revenue	$1,277,311	$1,245,609	$1,237,484	$1,222,255
Operating income (loss)	$(25,549)	$105,538	$167,313	$262,984
Income (loss) from continuing operations	$(126,781)	$(2,308)	$(20,665)	$85,214
Income (loss) from discontinued operations, net of tax	$7,944	$94,519	$(65,572)	$490,658
Net income (loss)	$(118,837)	$92,211	$(86,237)	$575,872

Common Stock
Basic:
Weighted average shares outstanding	854,299	857,581	857,423	858,094
Income (loss) from continuing operations per share	$(0.14)	$—	$(0.02)	$0.09
Income (loss) from discontinued operations, net of tax, per share	$0.01	$0.10	$(0.07)	$0.53
Net income (loss)	$(0.13)	$0.10	$(0.09)	$0.62
Diluted:
Weighted average shares outstanding	854,299	857,581	857,423	919,397
Income (loss) from continuing operations per share	$(0.14)	$—	$(0.02)	$0.09
Income (loss) from discontinued operations, net of tax, per share	$0.01	$0.10	$(0.07)	$0.50
Net income (loss)	$(0.13)	$0.10	$(0.09)	$0.59

Class B Common Stock
Basic:
Weighted average shares outstanding	54,745	54,745	54,745	54,745
Income (loss) from continuing operations per share	$(0.14)	$—	$(0.02)	$0.09
Income (loss) from discontinued operations, net of tax, per share	$0.01	$0.10	$(0.07)	$0.53
Net income (loss)	$(0.13)	$0.10	$(0.09)	$0.62
Diluted:
Weighted average shares outstanding	54,745	54,745	54,745	54,745
Income (loss) from continuing operations per share	$(0.14)	$—	$(0.02)	$0.09
Income (loss) from discontinued operations, net of tax, per share	$0.01	$0.10	$(0.07)	$0.50
Net income (loss)	$(0.13)	$0.10	$(0.09)	$0.59

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Revenue	$1,256,897	$1,304,314	$1,289,793	$1,317,326
Operating income (loss)	$72,898	$200,013	$2,629	$195,439
Income (loss) from continuing operations	$49,279	$84,532	$(169,115)	$142,167
Income (loss) from discontinued operations, net of tax	$2,366	$6,985	$7,866	$8,583
Net income (loss)	$51,645	$91,517	$(161,249)	$150,750

Common Stock
Basic:
Weighted average shares outstanding	843,830	848,242	850,230	851,459
Income (loss) from continuing operations per share	$0.05	$0.09	$(0.19)	$0.16
Income (loss) from discontinued operations, net of tax, per share	$—	$0.01	$0.01	$0.01
Net income (loss)	$0.06	$0.10	$(0.18)	$0.17
Diluted:
Weighted average shares outstanding	911,313	910,808	850,230	921,501
Income (loss) from continuing operations per share	$0.05	$0.09	$(0.19)	$0.15
Income (loss) from discontinued operations, net of tax, per share	$—	$0.01	$0.01	$0.01
Net income (loss)	$0.06	$0.10	$(0.18)	$0.16

Class B Common Stock
Basic:
Weighted average shares outstanding	54,745	54,745	54,745	54,745
Income (loss) from continuing operations per share	$0.05	$0.09	$(0.19)	$0.16
Income (loss) from discontinued operations, net of tax, per share	$—	$0.01	$0.01	$0.01
Net income (loss)	$0.06	$0.10	$(0.18)	$0.17
Diluted:
Weighted average shares outstanding	54,745	54,745	54,745	54,745
Income (loss) from continuing operations per share	$0.05	$0.09	$(0.19)	$0.15
Income (loss) from discontinued operations, net of tax, per share	$—	$0.01	$0.01	$0.01
Net income (loss)	$0.06	$0.10	$(0.18)	$0.16