Form 10-Q
period 2024-03-31
ADT Inc.
filed 2024-04-25
CIK 1703056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 17, 2024, there were 855,629,403 shares outstanding of the registrant’s common stock, $0.01 par value per share, and 54,744,525 shares outstanding of the registrant’s Class B common stock, $0.01 par value per share.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$4,041	$14,621
Restricted cash and restricted cash equivalents	114,655	115,329
Accounts receivable, net of allowance for credit losses of $66,927 and $53,229, respectively	387,498	390,471
Inventories, net	209,765	230,108
Prepaid expenses and other current assets	285,035	254,165
Total current assets	1,000,994	1,004,694
Property and equipment, net	261,275	283,170
Subscriber system assets, net	3,011,419	3,005,936
Intangible assets, net	4,843,986	4,877,493
Goodwill	4,903,899	4,903,899
Deferred subscriber acquisition costs, net	1,210,302	1,175,904
Other assets	712,308	712,998
Total assets	$15,944,183	$15,964,094

Liabilities and stockholders' equity
Current liabilities:
Current maturities of long-term debt	$322,070	$320,612
Accounts payable	260,137	293,883
Deferred revenue	252,080	264,398
Accrued expenses and other current liabilities	574,779	601,315
Total current liabilities	1,409,066	1,480,208
Long-term debt	7,566,878	7,523,349
Deferred subscriber acquisition revenue	1,975,886	1,914,954
Deferred tax liabilities	1,039,113	1,027,189
Other liabilities	217,459	229,748
Total liabilities	12,208,402	12,175,448

Commitments and contingencies (See Note 12)

Stockholders' equity:
Preferred stock—authorized 1,000,000 shares of $0.01 par value; zero issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock—authorized 3,999,000,000 shares of $0.01 par value; issued and outstanding shares of 855,629,403 and 867,432,337 as of March 31, 2024 and December 31, 2023, respectively	8,556	8,674
Class B common stock—authorized 100,000,000 shares of $0.01 par value; issued and outstanding shares of 54,744,525 as of March 31, 2024 and December 31, 2023	547	547
Additional paid-in capital	7,317,895	7,413,305
Accumulated deficit	(3,576,763)	(3,617,718)
Accumulated other comprehensive income (loss)	(14,454)	(16,162)
Total stockholders' equity	3,735,781	3,788,646
Total liabilities and stockholders' equity	$15,944,183	$15,964,094
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenue:
Monitoring and related services	$1,062,652	$1,028,634
Security installation, product, and other	127,020	103,842
Solar installation, product, and other	19,639	144,835
Total revenue	1,209,311	1,277,311
Cost of revenue (exclusive of depreciation and amortization shown separately below):
Monitoring and related services	154,713	161,788
Security installation, product, and other	39,592	29,836
Solar installation, product, and other	41,522	98,344
Total cost of revenue	235,827	289,968
Selling, general, and administrative expenses	398,453	393,374
Depreciation and intangible asset amortization	334,353	362,351
Merger, restructuring, integration, and other	45,182	15,537
Goodwill impairment	—	241,630
Operating income (loss)	195,496	(25,549)
Interest expense, net	(88,931)	(171,302)
Other income (expense)	15,622	(1,190)
Income (loss) from continuing operations before income taxes and equity in net earnings (losses) of equity method investee	122,187	(198,041)
Income tax benefit (expense)	(30,655)	73,937
Income (loss) from continuing operations before equity in net earnings (losses) of equity method investee	91,532	(124,104)
Equity in net earnings (losses) of equity method investee	—	(2,677)
Income (loss) from continuing operations	91,532	(126,781)
Income (loss) from discontinued operations, net of tax	19	7,944
Net income (loss)	$91,551	$(118,837)

Common Stock:
Income (loss) from continuing operations per share - basic	$0.10	$(0.14)
Income (loss) from continuing operations per share - diluted	$0.10	$(0.14)

Net income (loss) per share - basic	$0.10	$(0.13)
Net income (loss) per share - diluted	$0.10	$(0.13)

Weighted-average shares outstanding - basic	855,893	854,299
Weighted-average shares outstanding - diluted	918,394	854,299

Class B Common Stock:
Income (loss) from continuing operations per share - basic	$0.10	$(0.14)
Income (loss) from continuing operations per share - diluted	$0.10	$(0.14)

Net income (loss) per share - basic	$0.10	$(0.13)
Net income (loss) per share - diluted	$0.10	$(0.13)

Weighted-average shares outstanding - basic	54,745	54,745
Weighted-average shares outstanding - diluted	54,745	54,745
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$91,551	$(118,837)
Other comprehensive income (loss), net of tax:
Cash flow hedges	1,617	4,135
Other	91	(28)
Total other comprehensive income (loss), net of tax	1,708	4,107
Comprehensive income (loss)	$93,259	$(114,730)
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Three Months Ended March 31, 2024
	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Beginning balance	867,432	54,745	$8,674	$547	$7,413,305	$(3,617,718)	$(16,162)	$3,788,646
Net income (loss)	—	—	—	—	—	91,551	—	91,551
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	1,708	1,708
Dividends	—	—	—	—	—	(50,070)	—	(50,070)
Share-based compensation expense	—	—	—	—	7,971	—	—	7,971
Repurchases of common stock (including excise tax)	(15,000)	—	(150)	—	(93,969)	—	—	(94,119)
Transactions related to employee share-based compensation plans and other	3,197	—	32	—	(9,412)	(526)	—	(9,906)
Ending balance	855,629	54,745	$8,556	$547	$7,317,895	$(3,576,763)	$(14,454)	$3,735,781

	Three Months Ended March 31, 2023
	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Beginning balance	862,098	54,745	$8,621	$547	$7,380,759	$(3,949,579)	$(47,200)	$3,393,148
Net income (loss)	—	—	—	—	—	(118,837)	—	(118,837)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	4,107	4,107
Dividends	—	—	—	—	—	(32,258)	—	(32,258)
Share-based compensation expense	—	—	—	—	15,982	—	—	15,982
Transactions related to employee share-based compensation plans and other	4,819	—	47	—	(15,874)	(883)	—	(16,710)
Ending balance	866,917	54,745	$8,668	$547	$7,380,867	$(4,101,557)	$(43,093)	$3,245,432
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$91,551	$(118,837)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and intangible asset amortization	334,353	383,055
Amortization of deferred subscriber acquisition costs	54,605	46,684
Amortization of deferred subscriber acquisition revenue	(83,376)	(72,022)
Share-based compensation expense	7,971	15,982
Deferred income taxes	11,414	(69,740)
Provision for losses on receivables and inventory	60,765	26,479
Goodwill, intangible, and other asset impairments	20,446	242,630
Unrealized (gain) loss on interest rate swap contracts	(10,146)	32,516
Other non-cash items, net	20,845	28,601
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Deferred subscriber acquisition costs	(89,086)	(87,161)
Deferred subscriber acquisition revenue	65,918	73,529
Other, net	(121,458)	(195,076)
Net cash provided by (used in) operating activities	363,802	306,640

Cash flows from investing activities:
Dealer generated customer accounts and bulk account purchases	(117,594)	(115,818)
Subscriber system asset expenditures	(140,515)	(159,433)
Purchases of property and equipment	(40,689)	(59,215)
Proceeds (payments) from interest rate swaps	(1,816)	—
Other investing, net	544	(1,574)
Net cash provided by (used in) investing activities	(300,070)	(336,040)

Cash flows from financing activities:
Proceeds from long-term borrowings	95,000	600,000
Proceeds from receivables facility	65,910	63,749
Proceeds (payments) from interest rate swaps	23,908	16,322
Repurchases of common stock	(93,356)	—
Repayment of long-term borrowings, including call premiums	(56,646)	(607,444)
Repayment of receivables facility	(57,984)	(44,432)
Dividends on common stock	(32,207)	(32,038)
Payments on finance leases	(7,237)	(10,982)
Other financing, net	(12,374)	(25,803)
Net cash provided by (used in) financing activities	(74,986)	(40,628)

Cash and cash equivalents and restricted cash and restricted cash equivalents:
Net increase (decrease)	(11,254)	(70,028)
Beginning balance	129,950	373,580
Ending balance	$118,696	$303,552
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.     DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business and Organization
ADT Inc., together with its wholly-owned subsidiaries (collectively, “ADT” or the “Company”), provides security, interactive, and smart home solutions to consumer and small business customers in the United States (“U.S.”).
Prior to March 11, 2024, the Company was majority-owned by Prime Security Services TopCo (ML), L.P., which is majority-owned by Prime Security Services TopCo Parent, L.P. (“Ultimate Parent”). Ultimate Parent is majority-owned by Apollo Investment Fund VIII, L.P. and its related funds that are directly or indirectly managed by affiliates of Apollo Global Management, Inc. (together with its subsidiaries and affiliates, “Apollo” or the “Sponsor”). Following a registered secondary offering of the Company’s common stock (“Common Stock”) by certain Apollo affiliates (and the Company’s concurrent repurchase from the underwriters of 15 million shares of Common Stock that were the subject of the offering), including the exercise of the underwriters’ overallotment option which closed on March 19, 2024, Apollo beneficially owns less than 50% of the Company’s outstanding common stock, which includes Common Stock and Class B common stock (“Class B Common Stock”) combined, and less than 50% of the Company’s outstanding Common Stock, and the Company ceased to be a “controlled company” under the New York Stock Exchange (the “NYSE”) rules.
Basis of Presentation
The condensed consolidated financial statements included herein have been prepared in U.S. dollars in accordance with generally accepted accounting principles in the United States of America (“GAAP”).
The financial statements included herein comprise the consolidated results of ADT Inc. and its wholly-owned subsidiaries. The results of companies acquired (if applicable) are included from the effective dates of acquisition, and all intercompany transactions have been eliminated.
In August 2023, ADT entered into an agreement to divest its commercial business (the “Commercial Business”), which was completed in October 2023 (the “Commercial Divestiture”). Beginning in the third quarter of 2023, the Company presented its Commercial Business as a discontinued operation. Refer to Note 4 “Divestitures” for additional information. Unless otherwise noted, amounts and disclosures throughout these Notes to Condensed Consolidated Financial Statements relate to the Company’s continuing operations.
The Company sold its shares in SNTNL LLC (“Canopy”) during the fourth quarter of 2023. Prior to the sale, the Company used the equity method of accounting to account for its investment in Canopy as it had the ability to exercise significant influence but did not control.
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
The Condensed Consolidated Balance Sheet as of December 31, 2023 included herein was derived from the audited consolidated financial statements as of that date. Certain information and footnote disclosures required in the annual consolidated financial statements have been omitted as appropriate. For a more comprehensive understanding of the Company and its interim results, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”).
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Segments
The Company reports its results in two operating and reportable segments, Consumer and Small Business (“CSB”) and Solar. Prior to the third quarter of 2023, the Commercial Business was reflected in the Commercial reportable segment.
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
The Company adopted the roll-forward requirement effective January 1, 2024. The Company does not currently have any material supplier finance programs, and the guidance will be applied prospectively to any future arrangements.
Fair Value of Equity Investments - ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, states that an entity should not consider the contractual sale restriction when measuring the equity security’s fair value and introduces new disclosure requirements related to such equity securities.
The Company adopted this guidance effective January 1, 2024. This guidance did not impact the Company.
Recently Issued Accounting Pronouncements
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
Significant Accounting Policies
Unless otherwise noted, the Company’s accounting policies discussed below, or included within the respective footnotes herein, do not materially differ from those disclosed in the 2023 Annual Report.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Cash and Cash Equivalents and Restricted Cash and Restricted Cash Equivalents
The following table reconciles the amounts below reported in the Condensed Consolidated Balance Sheets to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows:

(in thousands)	March 31, 2024	December 31, 2023
Cash and cash equivalents	$4,041	$14,621
Restricted cash and restricted cash equivalents(1)	114,655	115,329
Ending balance	$118,696	$129,950
________________
(1)    Primarily includes funds received, net of payments, from State Farm Fire & Casualty Company (“State Farm”), inclusive of accrued interest, in connection with the State Farm Development Agreement (as defined and discussed in Note 14 “Related Party Transactions”). The remaining amount of restricted cash relates to the Company’s uncommitted receivables securitization financing agreement (the “2020 Receivables Facility”). Refer to Note 6 “Debt.”
Inventories, net
Inventories, net includes finished goods and work-in-progress. Work-in-progress is not material.
Subscriber System Assets, net and Deferred Subscriber Acquisition Costs, net
Subscriber system assets represent capitalized equipment and installation costs incurred in connection with transactions in which the Company retains ownership of the security system, and which the Company may retrieve upon termination of the contract with the customer. Deferred subscriber acquisition costs represent selling expenses (primarily commissions) that are incremental to acquiring customers.
Subscriber system assets and any related deferred subscriber acquisition costs are accounted for on a pooled basis based on the month and year of customer acquisition. The Company depreciates and amortizes these pooled costs using an accelerated method over the estimated life of the customer relationship, which is 15 years.

(in thousands)	March 31, 2024	December 31, 2023
Gross carrying amount	$6,534,535	$6,404,479
Accumulated depreciation	(3,523,116)	(3,398,543)
Subscriber system assets, net	$3,011,419	$3,005,936
Depreciation of subscriber system assets and amortization of deferred subscriber acquisition costs are reflected in depreciation and intangible asset amortization and selling, general, and administrative expenses (“SG&A”), respectively, as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Depreciation of subscriber system assets	$138,303	$137,431
Amortization of deferred subscriber acquisition costs	$54,605	$44,232
Accrued Expenses and Other Current Liabilities

(in thousands)	March 31, 2024	December 31, 2023
Accrued interest	$85,514	$111,204
Payroll-related accruals	71,365	118,495
Opportunity Fund (see Note 14 “Related Party Transactions”)	91,686	93,950
Operating lease liabilities (see Note 13 “Leases”)	16,672	15,979
Accrued dividends	49,965	32,207
Other accrued liabilities	259,577	229,480
Accrued expenses and other current liabilities	$574,779	$601,315

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Merger, Restructuring, Integration, and Other
Merger, restructuring, integration, and other represents certain direct and incremental costs resulting from acquisitions made by the Company, integration and optimization costs as a result of those acquisitions, costs related to the Company’s restructuring efforts, as well as fair value remeasurements and impairment charges on certain strategic investments.
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
As of March 31, 2024 and December 31, 2023, investments in money market mutual funds were $41 million and $55 million, respectively.
Long-Term Debt Instruments - The fair values of the Company’s long-term debt instruments are determined using broker-quoted market prices, which represent quoted prices for similar assets or liabilities as well as other observable market data, and are classified as Level 2 fair value measurements. The carrying amounts of debt outstanding, if any, under the Company’s first lien revolving credit facility (the “First Lien Revolving Credit Facility”) and the 2020 Receivables Facility approximate their fair values as interest rates on these borrowings approximate current market rates.

	March 31, 2024		December 31, 2023
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt instruments subject to fair value disclosures(1)	$7,808,512	$7,716,887	$7,756,800	$7,732,159
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
CSB Retail Installment Contract Receivables - The fair values of the Company’s CSB retail installment contract receivables are determined using a discounted cash flow model and are classified as Level 3 fair value measurements.

	March 31, 2024		December 31, 2023
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Retail installment contract receivables, net	$673,813	$489,869	$673,635	$487,685
2.     REVENUE AND RECEIVABLES
Revenue
The Company allocates the transaction price to each performance obligation based on relative standalone selling price, which is determined using observable internal and external pricing, profitability, and operational metrics.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In addition to details provided below, the Company’s disaggregated revenue is presented on the face of the Condensed Consolidated Statements of Operations, which includes monitoring and related services and security installation, product, and other revenue presented for its CSB segment, as well as Solar installation, product, and other revenue.
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

	Three Months Ended March 31,
(in thousands)	2024	2023
Amortization of deferred subscriber acquisition revenue	$83,376	$69,698
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
Solar - As discussed in Note 4 “Divestitures,” the Company began exiting the residential solar business in January 2024.
During the three months ended March 31, 2024, revenue and cost of revenue from the sale of solar equipment was not material. During the three months ended March 31, 2023, revenue and cost of revenue from the sale of solar equipment was approximately $75 million and $52 million, respectively.
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

	Three Months Ended March 31,
(in thousands)	2024	2023
Beginning balance	$53,229	$35,482
Provision for credit losses	53,465	23,648
Write-offs, net of recoveries(1)	(39,767)	(24,646)
Ending balance	$66,927	$34,484
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The balance of unbilled retail installment contract receivables comprises:

(in thousands)	March 31, 2024	December 31, 2023
Retail installment contract receivables, gross	$676,367	$674,827
Allowance for credit losses	(2,554)	(1,192)
Retail installment contract receivables, net	$673,813	$673,635

Balance Sheet Classification:
Accounts receivable, net	$245,887	$238,961
Other assets	427,926	434,674
Retail installment contract receivables, net	$673,813	$673,635
The allowance for credit losses relates to retail installment contract receivables from CSB outright sales transactions. As of March 31, 2024, the current and delinquent billed retail installment contract receivables were not material.
As of March 31, 2024 and December 31, 2023, retail installment contract receivables, net, used as collateral for borrowings under the 2020 Receivables Facility were $619 million and $610 million, respectively. Refer to Note 6 “Debt” for further discussion regarding the 2020 Receivables Facility.
Contract Assets
Contract assets represent the Company’s right to consideration in exchange for goods or services transferred to the customer. The contract asset is reclassified to accounts receivable when the Company’s right to the consideration becomes unconditional, which generally occurs over the course of a 24-, 36-, or 60-month period as additional services are performed and billed. There is no significant financing component.
During the three months ended March 31, 2024 and 2023, contract assets recognized were not material.
The balance of contract assets for residential transactions comprises:

(in thousands)	March 31, 2024	December 31, 2023
Contract assets, gross	$39,787	$39,627
Allowance for credit losses	(5,054)	(9,025)
Contract assets, net	$34,733	$30,602

Balance Sheet Classification:
Prepaid expenses and other current assets	$16,969	$15,365
Other assets	17,764	15,237
Contract assets, net	$34,733	$30,602
3.     SEGMENT INFORMATION
The Company’s segments are based on the manner in which the Company’s Chief Executive Officer, who is the chief operating decision maker (the “CODM”) evaluates performance and makes decisions about how to allocate resources.
As discussed in Note 1 “Description of Business and Summary of Significant Accounting Policies,” the Company reports results in two operating and reportable segments: CSB and Solar.
The Company organizes its segments based on customer type as follows:
•CSB - Customers in the CSB segment comprise owners and renters of residential properties, small business operators, and other individual consumers. The CSB segment includes the sale, installation, servicing, and monitoring of integrated security and automation systems and other related offerings.
•Solar - Customers in the Solar segment comprise residential homeowners. The Solar segment includes the sale and installation of solar systems, energy storage solutions, roofing services, and other related offerings.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The CSB and Solar segments include the respective revenue and operating costs related to the activities noted above, other operating costs associated with support functions related to these operations, and certain dedicated corporate costs and other income and expense items. The CSB segment includes general corporate costs and other income and expense items not included in the Solar segment.
The CODM uses Adjusted EBITDA from continuing operations (“Adjusted EBITDA”), which is the Company’s segment profit measure, to evaluate segment performance. Adjusted EBITDA is defined as income (loss) from continuing operations adjusted for (i) interest; (ii) taxes; (iii) depreciation and amortization, including depreciation of subscriber system assets and other fixed assets and amortization of dealer and other intangible assets; (iv) amortization of deferred costs and deferred revenue associated with subscriber acquisitions; (v) share-based compensation expense; (vi) merger, restructuring, integration, and other items; (vii) impairment charges; and (viii) non-cash, non-routine, or other adjustments or charges not necessary to operate our business.
The CODM does not review the Company's assets by segment; therefore, such information is not presented.
Reconciliations
The following table presents total revenue by segment and a reconciliation to consolidated total revenue:

	Three Months Ended March 31,
(in thousands)	2024	2023
CSB	$1,189,672	$1,132,476
Solar	19,639	144,835
Total Revenue	$1,209,311	$1,277,311

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents Adjusted EBITDA by segment and a reconciliation to consolidated income (loss) from continuing operations before income taxes and equity in net earnings (losses) of equity method investee:

	Three Months Ended March 31,
(in thousands)	2024	2023
Adjusted EBITDA by segment:
CSB	$637,691	$590,031
Solar	(23,501)	(10,545)
Total	$614,190	$579,486

Reconciliation:
Total segment Adjusted EBITDA	$614,190	$579,486
Less:
Interest expense, net	88,931	171,302
Depreciation and intangible asset amortization	334,353	362,351
Amortization of deferred subscriber acquisition costs	54,605	44,232
Amortization of deferred subscriber acquisition revenue	(83,376)	(69,698)
Share-based compensation expense	7,971	12,774
Merger, restructuring, integration, and other(1)	45,182	15,537
Goodwill impairment(2)	—	241,630
Other solar exit costs(3)	38,370	—
Other, net(4)	5,967	2,076
Equity in net earnings (losses) of equity method investee	—	(2,677)
Income (loss) from continuing operations before income taxes and equity in net earnings (losses) of equity method investee	$122,187	$(198,041)
________________
(1)    During 2024, primarily includes $37 million of charges related to asset impairments and other write-offs, employee separation costs, and other charges related to the ADT Solar Exit (Refer to Note 4 “Divestitures”). During 2023, primarily includes restructuring costs primarily related to certain facility exits, as well as integration and third-party costs related to the strategic optimization of the solar business operations following the ADT Solar acquisition.
(2)    Represents impairment charges associated with the Company’s Solar reporting unit. Refer to Note 5 “Goodwill and Other Intangible Assets.”
(3)    Includes other costs associated with the ADT Solar Exit, including charges of $19 million primarily associated with the disposition of the existing installation pipeline and $15 million associated with the write-down and disposition of inventory on hand. Refer to Note 4 “Divestitures.”
(4)    During 2024, primarily includes unrealized (gains) / losses on interest rate swaps presented within other income (expense). Refer to Note 7 “Derivative Financial Instruments.”
4.    DIVESTITURES
The Company may decide to divest or exit a portion of its business for various reasons, including efforts to focus on its other businesses. The Company presents discontinued operations for components of the business that are either disposed of through sale (or qualify as held for sale), abandonment, or spin-off if these actions also represent a strategic shift that has or will have a major effect on the Company’s financial results.
ADT Solar Exit
In November 2023, the Company announced a plan to streamline the solar business to focus on the top performing markets and rationalize the overhead and infrastructure of the business. As part of this plan, the Company closed a significant number of branches that operated the solar business along with making associated headcount reductions.
On January 19, 2024, after a strategic review of the business and continued macroeconomic and industry pressures, the Company’s board of directors (the “Board of Directors” or the “Board”) approved a plan to fully exit the residential solar business (the “ADT Solar Exit”). The solar business is currently reflected in the solar operating and reportable segment.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the three months ended March 31, 2024, the Company incurred aggregate charges (in thousands) which have been recognized within their respective line items as follows:

	Solar Installation, Product, and Other Cost of Revenue	Selling, general, and administrative expenses	Merger, restructuring, integration, and other	Total
Employee separation costs	$—	$—	$10,933	$10,933
Asset impairments and write-offs(1)	—	3,124	17,244	20,368
Contract termination charges	1,404	—	3,797	5,201
Write-down and disposition of inventory	14,574	—	—	14,574
Other(2)	4,950	14,318	5,012	24,280
Total	$20,928	$17,442	$36,986	$75,356
________________
(1)    Primarily relates to long-lived asset impairments and write-off of deferred implementation costs associated with cloud computing arrangements.
(2)    Primarily relates to charges associated with the disposition of the existing installation pipeline.
During the three months ended March 31, 2024, the Company paid approximately $11 million primarily related to employee separation costs associated with the ADT Solar Exit.
Commercial Divestiture
On October 2, 2023, the Company completed the Commercial Divestiture for a total purchase price of approximately $1,613 million and received net proceeds of approximately $1,585 million, subject to certain customary post-closing adjustments as set forth in the purchase agreement.
The results of the Commercial Business are classified as a discontinued operation in the Company’s Condensed Consolidated Statements of Operations for the historical periods presented. Additionally, for periods prior to the Commercial Divestiture, the cash flows and comprehensive income (loss) of the Commercial Business have not been segregated and are included in the Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Comprehensive Income (Loss), respectively, for any period presented prior to the Commercial Divestiture.
Refer to Note 11 “Net Income (Loss) per Share” for basic and diluted earnings per share information for discontinued operations.
The following reconciliations represent the major classes of line items of the Commercial Business presented as discontinued operations within the Condensed Consolidated Statements of Operations and certain information within the Condensed Consolidated Statements of Cash Flows for any period presented prior to the Commercial Divestiture.
Statements of Operations Information
During the three months ended March 31, 2024, activity relating to the Commercial Divestiture was not material.

(in thousands)	Three Months Ended March 31, 2023
Revenue	$335,043
Cost of revenue	224,033
Selling, general, and administrative expenses	68,855
Depreciation and intangible asset amortization	20,704
Other income and expense items	2,434
Income (loss) from discontinued operations before income taxes	19,017
Income tax benefit (expense)	(11,073)
Income (loss) from discontinued operations, net of tax	$7,944

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Cash Flow Information

(in thousands)	Three Months Ended March 31, 2023
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and intangible asset amortization	$20,704
Share-based compensation expense	$3,208
Cash flows from investing activities:
Subscriber system asset expenditures	$(3,676)
Purchases of property and equipment	$(1,079)
Transition Services Agreement
In connection with the Commercial Divestiture, the Company entered into a Transition Services Agreement (the “Commercial TSA”). During the three months ended March 31, 2024, the Company recognized $12 million of income from the Commercial TSA, which is reflected in other income (expense).
5.     GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
There were no changes in the carrying amounts of goodwill since December 31, 2023.

As of March 31, 2024 and December 31, 2023, the Company had accumulated goodwill impairment losses of $712 million associated with the Company’s Solar reporting unit, and as of December 31, 2023, the balance of goodwill in the Solar reporting unit was zero.
During the three months ended March 31, 2023, the Company recorded goodwill impairment charges of $242 million in its Solar reporting unit.
Other Intangible Assets

	March 31, 2024			December 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Contracts and related customer relationships	$5,688,746	$(3,067,312)	$2,621,434	$5,571,456	$(2,937,245)	$2,634,211
Dealer relationships	1,518,020	(637,963)	880,057	1,518,020	(618,154)	899,866
Other	209,773	(200,278)	9,495	209,773	(199,357)	10,416
Total definite-lived intangible assets	7,416,539	(3,905,553)	3,510,986	7,299,249	(3,754,756)	3,544,493

Indefinite-lived intangible assets:
Trade name	1,333,000	—	1,333,000	1,333,000	—	1,333,000
Intangible assets	$8,749,539	$(3,905,553)	$4,843,986	$8,632,249	$(3,754,756)	$4,877,493

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The change in the net carrying amount of contracts and related customer relationships during the period was as follows:

(in thousands)
Balance as of December 31, 2023	$2,634,211
Customer contract additions, net of dealer charge-backs(1)	117,391
Amortization	(130,168)
Balance as of March 31, 2024	$2,621,434
________________
(1)     The weighted-average amortization period for customer contract additions was approximately 15 years.
Payments for customer contract additions under the Company’s authorized dealer program and from other third parties are reflected as dealer generated customer accounts and bulk account purchases on the Condensed Consolidated Statements of Cash Flows.
Definite-Lived Intangible Asset Amortization Expense

	Three Months Ended March 31,
(in thousands)	2024	2023
Definite-lived intangible asset amortization expense	$150,898	$177,480

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.     DEBT
The Company’s debt is comprised of the following (in thousands):

Description	Issued	Maturity	Interest Rate(1)	Interest Payable	March 31, 2024	December 31, 2023
First Lien Term Loan B due 2030	10/13/2023	10/13/2030	Term SOFR +2.50%	Quarterly	$1,371,563	$1,375,000
First Lien Revolving Credit Facility	3/16/2018	6/23/2026	Term SOFR +2.75%	Quarterly	50,000	—
Term Loan A Facility	3/14/2023	3/14/2028	Term SOFR +2.25%	Quarterly	617,500	625,625
First Lien Notes due 2024	4/4/2019	4/15/2024	5.250%	2/15 and 8/15	99,999	99,999
First Lien Notes due 2026	4/4/2019	4/15/2026	5.750%	3/15 and 9/15	1,350,000	1,350,000
First Lien Notes due 2027	8/20/2020	8/31/2027	3.375%	6/15 and 12/15	1,000,000	1,000,000
First Lien Notes due 2029	7/29/2021	8/1/2029	4.125%	2/1 and 8/1	1,000,000	1,000,000
ADT Notes due 2032	5/2/2016	7/15/2032	4.875%	1/15 and 7/15	728,016	728,016
ADT Notes due 2042	7/5/2012	7/15/2042	4.875%	1/15 and 7/15	21,896	21,896
Second Lien Notes due 2028	1/28/2020	1/15/2028	6.250%	1/15 and 7/15	1,300,000	1,300,000
2020 Receivables Facility(2)	3/5/2020	2/20/2029	Various	Monthly	443,930	436,004
Other debt(3)					668	751
Total debt principal, excluding finance leases					7,983,572	7,937,291
Plus: Finance lease liabilities(4)					80,436	87,161
Less: Unamortized debt discount, net					(14,814)	(15,005)
Less: Unamortized deferred financing costs					(37,079)	(39,620)
Less: Unamortized purchase accounting fair value adjustment and other					(123,167)	(125,866)
Total debt					7,888,948	7,843,961
Less: Current maturities of long-term debt, net of unamortized debt discount					(322,070)	(320,612)
Long-term debt					$7,566,878	$7,523,349
_________________
(1)    Interest rate as of March 31, 2024. Interest on the 2020 Receivables Facility is primarily based on the Secured Overnight Financing Rate (“SOFR”) +0.95% and Cost of Funds (“COF”) +0.85%.
(2)    Maturity date for the 2020 Receivables Facility represents the final maturity date of current loans borrowed under the facility.
(3)    Other debt primarily consists of vehicle loans at various interest rates and maturities.
(4)    Refer to Note 13 “Leases” for additional information regarding the Company’s finance leases.
As of March 31, 2024, the Company was in compliance with all financial covenant and other maintenance tests for all of its debt obligations.
Significant changes in the Company’s debt during the three months ended March 31, 2024 were as follows:
First Lien Credit Agreement
The Company’s first lien credit agreement, dated as of July 1, 2015 (together with subsequent amendments and restatements, the “First Lien Credit Agreement”), contains a term loan (the “First Lien Term Loan B due 2030”) and the First Lien Revolving Credit Facility.
During the three months ended March 31, 2024, the Company borrowed $95 million and repaid $45 million under the First Lien Revolving Credit Facility; and as of March 31, 2024, the available borrowing capacity was $525 million.
During the three months ended March 31, 2023, there were no borrowings or repayments under the First Lien Revolving Credit Facility.
Subsequent Event - The Company amended and restated the First Lien Credit Agreement, which reduced the interest rate on the First Lien Term Loan B due 2030 from Term SOFR +2.50% to Term SOFR +2.25%.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other than as described above, the loans under the amended and restated First Lien Credit Agreement continue to have the same terms as provided under the existing First Lien Credit Agreement and the parties to the amended and restated First Lien Credit Agreement continue to have the same obligations set forth in the existing First Lien Credit Agreement.
First Lien Notes due 2024 Redemption
Subsequent Event - In April 2024, the Company redeemed the remaining outstanding principal balance of $100 million of the First Lien Notes due 2024, excluding accrued and unpaid interest, using proceeds from the Company’s First Lien Revolving Credit Facility.
2020 Receivables Facility
Under the 2020 Receivables Facility, the Company obtains financing by selling or contributing certain retail installment contract receivables to the Company’s wholly-owned consolidated bankruptcy-remote special purpose entity (the “SPE”), which then grants a security interest in those retail installment contract receivables as collateral for cash borrowings.
In March 2024, the Company amended the agreement governing the 2020 Receivables Facility, pursuant to which the uncommitted revolving period was extended from March 2024 to April 2024.
As of March 31, 2024, the Company had an uncommitted available borrowing capacity under the 2020 Receivables Facility of approximately $56 million.
Subsequent Event - In April 2024, the Company amended the agreement governing the 2020 Receivables Facility, pursuant to which, among other things, the borrowing capacity was increased from $500 million to $550 million and the uncommitted revolving period was extended from April 2024 to April 2025.
Variable Interest Entity
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
Solar Receivables Facility
On August 2, 2023, Compass Solar Group, LLC (“Compass”) and ADT Solar Finance LLC (“ADT Solar Finance”), each an indirect wholly-owned subsidiary of ADT Inc. entered into a Receivables Financing Agreement with Mizuho Bank, Ltd. (the “Solar Receivables Financing Agreement”) to finance receivables generated by the installation of residential solar systems. The Solar Receivables Financing Agreement, among other things, provides for an uncommitted revolving loan facility in the aggregate principal amount of up to $300 million which loans are secured by substantially all the assets of ADT Solar Finance (the “Solar Receivables Facility”).
As of March 31, 2024, the Company has not borrowed any amounts under the Solar Receivable Facility, and given the ADT Solar Exit, the Company does not expect to borrow any amounts under the Solar Receivables Facility. The Solar Receivables Facility’s uncommitted revolving period will expire in August 2024, unless terminated beforehand.
7.     DERIVATIVE FINANCIAL INSTRUMENTS
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
Interest Rate Swaps
As of March 31, 2024 and December 31, 2023, the Company’s interest rate swaps consisted of the following (in thousands):

Execution	Maturity	Designation	Notional Amount
October 2019	September 2026	Not designated	$2,800,000
March 2023(1)	March 2028	Not designated	100,000
April 2023(1)	March 2028	Not designated	200,000
December 2023(2)	September 2026	Not designated	700,000
Total notional amount			$3,800,000
_________________
(1)    Interest rate swaps entered into to partially hedge the Term Loan A Facility.
(2)     Interest rate swaps entered into to offset the excess notional interest rate swaps as a result of the partial redemption of the First Lien Term Loan due 2026. The changes in fair value associated with these swaps and the over-hedged swaps are reflected in other income (expense).
Classification and Fair Value of Interest Rate Swaps

(in thousands)	March 31, 2024	December 31, 2023
Prepaid expenses and other current assets	$82,423	$74,974
Other assets	$88,996	$76,493
Accrued expenses and other current liabilities	$7,266	$5,312
Other liabilities	$256	$1,325
Unrealized Gain (Loss) on Interest Rate Swaps

	Three Months Ended March 31,
Statement of Operations Classification (in thousands)	2024	2023
Interest expense, net	$16,747	$(32,516)
Other income (expense)	$(6,601)	$—

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Cash Flow Hedges Reclassifications out of AOCI

	Three Months Ended March 31,
(in thousands)	2024	2023
Interest expense, net	$2,129	$5,449
Income tax (benefit) expense	$(512)	$(1,314)
As of March 31, 2024 and December 31, 2023, AOCI, net of tax, related to previously designated cash flow hedges was $12 million and $13 million, respectively.
As of March 31, 2024, AOCI associated with previously designated cash flow hedges that is estimated to be reclassified to interest expense, net, within the next twelve months is not material.
8.     INCOME TAXES
Unrecognized Tax Benefits
The Company’s unrecognized tax benefits relate to tax years that remain subject to audit by the taxing authorities in the U.S. federal, state and local, and foreign jurisdictions. During the three months ended March 31, 2024, the Company did not have a material change to its unrecognized tax benefits from those disclosed in the 2023 Annual Report. Based on the current status of its income tax audits, the Company expects approximately $29 million of its unrecognized tax benefits will be resolved in the next twelve months.
Effective Tax Rate
The effective tax rate can vary from period to period due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as changes in the overall state tax rate. The discussion below is based on the continuing operations of the Company.
The Company’s income tax expense for the three months ended March 31, 2024 was $31 million, resulting in an effective tax rate for the period of 25.1%. The effective tax rate primarily represents the federal statutory rate of 21.0%, a state tax rate, net of federal benefits, of 5.5%, partially offset by a favorable impact of 2.1% related to a decrease in unrecognized tax benefits related to prior years.
The Company’s income tax benefit for the three months ended March 31, 2023 was $74 million, resulting in an effective tax rate for the period of 37.3%. The effective tax rate primarily represents the federal statutory tax rate of 21.0%, a state tax rate, net of federal benefits, of 8.9% and unfavorable impacts of 5.6% related to the Solar goodwill impairment, partially offset by favorable impacts of 5.0% from federal tax credits.
9.     EQUITY
Common Stock and Class B Common Stock
The Company has two classes of common stock, including Common Stock and Class B Common Stock.
During the three months ended March 31, 2024, shares issued resulted from the vesting of restricted stock units (“RSUs”) and stock option exercises related to share-based compensation awards.
Share Repurchase Plan
On January 24, 2024, the Company's Board of Director's announced a share repurchase plan (the “Share Repurchase Plan”), pursuant to which the Company is authorized to repurchase, through January 29, 2025, up to a maximum aggregate amount of $350 million of shares of the Company's Common Stock under this Share Repurchase Plan.
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
During the three months ended March 31, 2024, the Company repurchased and retired 15 million shares of its Common Stock under the Share Repurchase Plan and paid approximately $93 million (or approximately $6.22 per share). As of March 31, 2024, the Company had approximately $257 million remaining under the Share Repurchase Plan.
Refer to Note 14 “Related Party Transactions” for further information.
Dividends

(in thousands, except per share data)			Common Stock		Class B Common Stock
Declaration Date	Record Date	Payment Date	Per Share	Aggregate	Per Share	Aggregate
Three Months Ended March 31, 2024
1/24/2024	3/14/2024	4/4/2024	$0.055	$47,059	$0.055	$3,011

Three Months Ended March 31, 2023
2/28/2023	3/16/2023	4/4/2023	$0.035	$30,342	$0.035	$1,916
Subsequent Event - On April 25, 2024, the Company announced a dividend of $0.055 per share to holders of Common Stock and Class B Common Stock of record on June 13, 2024, which will be paid on July 9, 2024.
Accumulated Other Comprehensive Income (Loss)
There were no material reclassifications out of AOCI. Refer to Note 7 “Derivative Financial Instruments” for AOCI reclassifications associated with cash flow hedges.
10.     SHARE-BASED COMPENSATION
RSUs
During the first quarter of 2024, the Company completed its annual long-term incentive plan equity award to employees and granted approximately 3.9 million RSUs under its 2018 Omnibus Incentive Plan, as amended (the “2018 Plan”) with a grant date fair value of $6.51 equal to the closing price per share of the Company’s Common Stock on the date of grant. These RSUs are service-based awards with a three-year graded vesting period from the date of grant.
Options
During the first quarter of 2024, the Company granted approximately 6.8 million options under the 2018 Plan. These options are service-based awards with a three-year graded vesting period from the date of grant and have an exercise price of $6.51, which is equal to the closing price per share of the Company’s common stock on the date of grant, and a contractual term of ten years from the grant date. The weighted-average grant date fair value for the options granted was $2.56.
The Company used a binomial lattice model to determine the grant date fair value for options granted and included the following assumptions:

Expected exercise term (years)	7
Expected volatility(1)	49.9%
Expected dividend yield(2)	3.4%
Risk-free interest rate(3)	4.0%
_________________
(1)    Estimated using historical and implied stock price volatility of the Company.
(2)    Calculated by taking the annual dividend run-rate and dividing by the stock price at date of grant.
(3)    Based on the U.S. Treasury yield curve.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

	Three Months Ended March 31,
in thousands, except per share amounts	2024	2023
Allocation of income (loss) from continuing operations - basic	$86,041	$(119,130)
Dilutive effect	3,169	—
Allocation of income (loss) from continuing operations - diluted	$89,210	$(119,130)

Allocation of income (loss) from discontinued operations, net of tax - basic	$18	$7,466
Dilutive effect	—	—
Allocation of income (loss) from discontinued operations, net of tax - diluted	$18	$7,466

Weighted-average shares outstanding - basic	855,893	854,299
Dilutive effect(1)	62,501	—
Weighted-average shares outstanding - diluted	918,394	854,299

Income (loss) from continuing operations per share - basic	$0.10	$(0.14)
Income (loss) from continuing operations per share - diluted	$0.10	$(0.14)

Income (loss) per share from discontinued operations, net of tax - basic	$—	$0.01
Income (loss) per share from discontinued operations, net of tax - diluted	$—	$0.01
_________________
(1)    During the three months ended March 31, 2024, 17 million shares of Common Stock that would be dilutive were excluded from the diluted earnings per share calculations because their effects would have been anti-dilutive.

During the three months ended March 31, 2023, all potential shares of Common Stock that would be dilutive were excluded from the diluted earnings per share calculations because their effects would have been anti-dilutive.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Class B Common Stock

	Three Months Ended March 31,
in thousands, except per share amounts	2024	2023
Allocation of net income (loss) from continuing operations - basic	$5,491	$(7,651)
Dilutive effect	(158)	—
Allocation of net income (loss) from continuing operations - diluted	$5,333	$(7,651)

Allocation of income (loss) from discontinued operations, net of tax - basic	$1	$478
Dilutive effect	—	—
Allocation of income (loss) from discontinued operations, net of tax - diluted	$1	$478

Weighted-average shares outstanding - basic	54,745	54,745
Dilutive effect(1)	—	—
Weighted-average shares outstanding - diluted	54,745	54,745

Net income (loss) from continuing operations per share - basic	$0.10	$(0.14)
Net income (loss) from continuing operations per share - diluted	$0.10	$(0.14)

Income (loss) per share from discontinued operations, net of tax - basic	$—	$0.01
Income (loss) per share from discontinued operations, net of tax - diluted	$—	$0.01
________________
(1)    There were no potential shares of Class B Common Stock during the periods presented.
12.     COMMITMENTS AND CONTINGENCIES
Contractual Obligations
There have been no significant changes to the Company’s contractual obligations as compared to December 31, 2023, except as discussed below:
Google Commercial Agreement
In July 2020, the Company and Google entered into a Master Supply, Distribution, and Marketing Agreement (the “Google Commercial Agreement”), pursuant to which Google has agreed to supply the Company with certain Google devices as well as certain Google video and analytics services (“Google Devices and Services”), for sale to the Company’s customers.
The Google Commercial Agreement also specifies that each party shall contribute $150 million toward joint marketing, customer acquisition, training of the Company’s employees, and product technology updates related to the Google Devices and Services. In August 2022, the Company and Google executed an amendment to the Google Commercial Agreement, pursuant to which Google has agreed to commit an additional $150 million to fund growth, data and insights, product innovation and technology advancements, customer acquisition, and marketing, as mutually agreed by the Company and Google, (together with the initial amounts, the “Google Success Funds”).
During the three months ended March 31, 2024 and 2023, $7.4 million and $12.5 million, respectively, of the Google Success Funds were approved for reimbursement to the Company for certain joint marketing and customer acquisition expenses incurred by the Company.
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
$35 million in the first two years, $65 million in the next two years after that, and $100 million in the last three years of the commitment. The Company may elect to cancel the commitment in return for a cancellation fee of 30% of the total remaining commitment amount and loss of any discounts, remaining credits, or other incentives provided under the Google Cloud Agreement Addendum.
During the three months ended March 31, 2024, the Company made purchases toward this commitment of $5 million.
Other Commitments
During the fourth quarter of 2023, the Company entered into an agreement with one of its vendors to purchase at least $190 million of security system equipment and components through March 2025. This commitment is also satisfied through purchases made by the Company’s dealer network. During the three months ended March 31, 2024, purchases toward this commitment were $43 million.
Guarantees
In the normal course of business, the Company is liable for contract completion and product performance. As of March 31, 2024 and December 31, 2023, the Company’s guarantees primarily relate to standby letters of credit related to its insurance programs and totaled $78 million for both periods, respectively. The Company does not believe such obligations will materially affect its financial position, results of operations, or cash flows.
Legal Proceedings
The Company is subject to various claims and lawsuits in the ordinary course of business, which include among other things commercial general liability claims, automobile liability claims, contractual disputes, worker’s compensation claims, labor law and employment claims, claims that the Company infringed on the intellectual property of others, and consumer and employment class actions. The Company is also subject to regulatory and governmental examinations, information requests and subpoenas, inquiries, investigations, and threatened legal actions and proceedings. In connection with such formal and informal inquiries, the Company receives numerous requests, subpoenas, and orders for documents, testimony, and information in connection with various aspects of its activities. There have been no material changes to these matters from those disclosed in the 2023 Annual Report.
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
As of March 31, 2024 and December 31, 2023, the Company’s accrual for ongoing claims and lawsuits within the scope of an insurance program totaled $104 million and $110 million, respectively. The Company’s accrual related to ongoing claims and lawsuits not within the scope of an insurance program is not material.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13.     LEASES
Company as Lessee
As part of normal operations, the Company leases real estate, vehicles, and equipment.
Right-of-Use Assets and Lease Liabilities

(in thousands)			March 31, 2024	December 31, 2023
Presentation and Classification:
Operating	Current	Prepaid expenses and other current assets	$71	$75
Operating	Non-current	Other assets	82,447	91,725
Finance	Non-current	Property and equipment, net(1)	75,001	82,803
Total right-of-use assets			$157,519	$174,603

Operating	Current	Accrued expenses and other current liabilities	$16,672	$15,979
Finance	Current	Current maturities of long-term debt	28,893	33,934
Operating	Non-current	Other liabilities	81,028	84,695
Finance	Non-current	Long-term debt	51,543	53,227
Total lease liabilities			$178,136	$187,835
_________________
(1)Finance right-of-use assets are recorded net of accumulated depreciation, which was approximately $57 million and $60 million as of March 31, 2024 and December 31, 2023, respectively.
Lease Cost

	Three Months Ended March 31,
(in thousands)	2024	2023
Operating lease cost	$6,728	$8,102
Finance lease cost:
Amortization of right-of-use assets	5,281	5,210
Interest on lease liabilities	1,205	726
Variable lease costs	7,744	14,209
Total lease cost	$20,958	$28,247
Right-of-Use Assets Obtained in Exchange for Lease Obligations(1)

	Three Months Ended March 31,
(in thousands)	2024	2023
Operating leases	$3,061	$2,332
Finance leases	$10,403	$9,222
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
Apollo
Offering and Share Repurchase
On March 6, 2024, the Company and certain entities managed by affiliates of Apollo Global Management, Inc. (the “Selling Stockholders”) entered into an underwriting agreement (the “Underwriting Agreement”) with Morgan Stanley & Co. LLC and Barclays Capital Inc., as representatives of the underwriters named therein, including Apollo Global Securities, LLC, an affiliate of Apollo (collectively, the “Underwriters”), in connection with the offer and sale by the Selling Stockholders (the “Offering”) of 65 million shares of the Company’s Common Stock, and, at the option of the Underwriters, up to an additional 9.75 million shares of Common Stock (the “Underwriters’ Option”).
As part of the Offering, the Company purchased 15 million shares of Common Stock under its Share Repurchase Plan from the Underwriters (the “Share Repurchase”). The Company paid approximately $93 million (or approximately $6.22 per share) for the Share Repurchase, which was the same per share price paid by the Underwriters to the Selling Stockholders. The repurchase is reflected as a reduction to additional paid-in-capital and as a financing cash outflow.
The Offering and the Share Repurchase closed on March 11, 2024. On March 15, 2024, the Underwriters exercised the Underwriters’ Option in full, which subsequently closed on March 19, 2024. The Company did not pay any underwriting fees in connection with the Share Repurchase, including on behalf of the Selling Stockholders or otherwise.
All the shares in the Offering were sold by the Selling Stockholders. The Company did not receive any of the proceeds from the sale of shares by the Selling Stockholders in the Offering.
Other
During the three months ended March 31, 2023, the Company incurred fees to Apollo of $1 million related to Apollo’s performance of placement agent services related to the initial funding of the Term Loan A Facility.
State Farm
State Farm owns approximately 15% of the Company’s issued and outstanding common stock, and as a result, is a related party.
In October 2022, the Company, ADT LLC (an indirect wholly owned subsidiary of the Company), and State Farm entered into a development agreement (the “State Farm Development Agreement”) in connection with State Farm’s strategic investment in ADT. Pursuant to the State Farm Development Agreement, State Farm committed up to $300 million to fund certain initiatives as agreed to between the Company and State Farm related to the partnership (the “Opportunity Fund”), of which the Company has received $100 million. Amounts held by the Company in the Opportunity Fund will be restricted until the Company uses the funds, as agreed upon with State Farm, in accordance with the State Farm Development Agreement.
As of March 31, 2024 and December 31, 2023, the balance in the portion of the Opportunity Fund held by the Company was $92 million and $94 million, respectively.
During the three months ended March 31, 2024 and 2023, the Company made payments from the Opportunity Fund of $3 million and $2 million, respectively. Interest earned on the Opportunity Fund was not material.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Sunlight Financial LLC
ADT Solar used Sunlight Financial LLC (“Sunlight”), an entity previously affiliated with Apollo, to access certain loan products for ADT Solar customers. As of December 2023, Sunlight was no longer affiliated with Apollo, and as a result, was no longer a related party.
During the three months ended March 31, 2023, total loans funded by Sunlight were $45 million, and the Company incurred financing fees of $6 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Table of Contents
•Introduction
•Business and Basis of Presentation
•Factors Affecting Operating Results
•Key Performance Indicators
•Results of Operations
•Non-GAAP Measures
•Liquidity and Capital Resources
•Critical Accounting Estimates
•Cautionary Statements Regarding Forward-Looking Statements
INTRODUCTION
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
To obtain a more comprehensive understanding of our financial condition, changes in financial condition, and results of operations, the following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and the related notes included in our 2023 Annual Report.
BUSINESS AND BASIS OF PRESENTATION
Our Business
ADT (or “we,” “our,” and “us”), provides security, interactive, and smart home solutions to consumer and small business customers in the U.S.
As of March 31, 2024, we served approximately 6.4 million security monitoring service subscribers.
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
Business Updates
ADT Solar Exit
On January 19, 2024, after a strategic review of the business and continued macroeconomic and industry pressures, our Board of Directors approved a plan to fully exit the residential solar business. The Company discontinued all sales and marketing activities during the first quarter and expects to discontinue substantially all field operations by the end of the second quarter.

During the three months ended March 31, 2024, we incurred aggregate charges of $75 million, related to (a) employee separation costs of $11 million, (b) long-lived asset impairments and write-off of deferred implementation costs associated with cloud computing arrangements of $20 million, (c) contract termination charges of $5 million, (d) the write-down and disposition of inventory on hand of $15 million, and (e) other charges of $24 million primarily related to charges associated with the disposition of the existing installation pipeline.
We expect to incur up to approximately an additional $35 million associated with the ADT Solar Exit.
Additionally, during the three months ended March 31, 2024, we paid $11 million, and we expect to spend an additional $40 million - $60 million, associated with the ADT Solar Exit.
The estimated charges and cash expenditures resulting from these actions could change materially, and we may incur additional charges and cash expenditures due to various factors including unknown or unforeseen costs as part of these actions.
Commercial Divestiture
As discussed in Note 1 “Description of Business and Summary of Significant Accounting Policies” and Note 4 “Divestitures,” we divested our Commercial Business during the fourth quarter of 2023. The results of the Commercial Business are classified as a discontinued operation in the Company’s Condensed Consolidated Statements of Operations for the historical periods presented. Additionally, for periods prior to the Commercial Divestiture, the cash flows and comprehensive income (loss) of the Commercial Business have not been segregated and are included in the Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Comprehensive Income (Loss), respectively, for any period presented prior to the Commercial Divestiture.
The Company’s reported operating metrics, gross customer revenue attrition and recurring monthly revenue (as defined and discussed below), have been recast for any period prior to the sale to reflect only the CSB segment.
Income received in connection with the Commercial TSA is recognized in other income (expense), and the expenses incurred by the Company to support the transition are recorded based on the nature of the expense.
During 2023, we utilized a significant portion of our net operating losses (“NOLs”) to offset the gain generated from the sale of the Commercial Business. As of December 31, 2023, we disclosed that we expect to utilize our remaining NOLs during 2024. The Company expects to become a federal cash taxpayer in 2024 or 2025 depending on future losses generated by the business, specifically with regard to the ADT Solar Exit.
Unless otherwise noted, our results of operations discussed below relate to continuing operations and may be impacted by the Commercial Divestiture.
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
New customer additions and customer attrition have a direct impact on our financial results, including revenue, operating income, and cash flows. A portion of our recurring customer base can be expected to cancel its service each year as customers may choose to terminate or not to renew their contracts for a variety of reasons, including relocation, cost, loss to competition, or service issues. Relocations are sensitive to changes in the residential housing market, and fewer relocations generally lead to improvements in gross customer revenue attrition, but fewer new customer additions. Additionally, non-payment disconnects generally increase in a weaker macroeconomic environment. We have been experiencing fewer relocation disconnects and higher non-pay disconnects largely related to housing market conditions and the weaker macroeconomic environment. We may continue to experience fluctuations in these or other trends in the future as changes in the general macroeconomic environment or housing market develop.

Our CSB results are impacted by the mix of transactions under a Company-owned equipment model versus a customer-owned equipment model (referred to as outright sales), as there are different accounting treatments applicable to each model, as well as the mix, price, and type of offerings sold. As we continue to build our partnership with Google, introduce new or enhance our current offerings, and refine our go-to-market approach, we expect to see a shift toward an increasing proportion of outright sales transactions, which will impact results in future periods when those changes occur. We have experienced, and we expect to continue to experience, an increase in the proportion of ADT self set-up customers, which are considered outright sales and typically have lower monthly recurring fees than our professional installations but we believe will allow us to grow our subscriber base through access to the fast-growing do-it-yourself (“DIY”) market.
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

RESULTS OF OPERATIONS

	Three Months Ended March 31,
(in thousands, except as otherwise indicated)	2024	2023	$ Change
Revenue:
Monitoring and related services	$1,062,652	$1,028,634	$34,018
Security installation, product, and other	127,020	103,842	23,178
Solar installation, product, and other	19,639	144,835	(125,196)
Total revenue	1,209,311	1,277,311	(68,000)
Cost of revenue (exclusive of depreciation and amortization shown separately below):
Monitoring and related services	154,713	161,788	(7,075)
Security installation, product, and other	39,592	29,836	9,756
Solar installation, product, and other	41,522	98,344	(56,822)
Total cost of revenue	235,827	289,968	(54,141)
Selling, general, and administrative expenses	398,453	393,374	5,079
Depreciation and intangible asset amortization	334,353	362,351	(27,998)
Merger, restructuring, integration, and other	45,182	15,537	29,645
Goodwill impairment	—	241,630	(241,630)
Operating income (loss)	195,496	(25,549)	221,045
Interest expense, net	(88,931)	(171,302)	82,371
Other income (expense)	15,622	(1,190)	16,812
Income (loss) from continuing operations before income taxes and equity in net earnings (losses) of equity method investee	122,187	(198,041)	320,228
Income tax benefit (expense)	(30,655)	73,937	(104,592)
Income (loss) from continuing operations before equity in net earnings (losses) of equity method investee	91,532	(124,104)	215,636
Equity in net earnings (losses) of equity method investee	—	(2,677)	2,677
Income (loss) from continuing operations	91,532	(126,781)	218,313
Income (loss) from discontinued operations, net of tax	19	7,944	(7,925)
Net income (loss)	$91,551	$(118,837)	$210,388

Key Performance Indicators:(1)
RMR	$353,274	$344,417	$8,857
Gross customer revenue attrition (percent)	13.1%	12.9%	N/A*
Adjusted EBITDA(2)	$614,190	$579,486	$34,704
_______________________
(1)Refer to the “—Key Performance Indicators” section for the definitions of these key performance indicators.
(2)Adjusted EBITDA is a non-GAAP measure. Refer to the “—Non-GAAP Measures” section for the definition of this term and a reconciliation to the most comparable GAAP measure.
*N/A — Not applicable.
Revenue
Revenue, as compared to the prior period, primarily reflects:
•CSB Monitoring and related services (“M&S Revenue”): higher recurring revenue of $34 million primarily driven by an increase in average prices.
•CSB Security installation, product, and other: (i) an increase in the amortization of deferred subscriber acquisition revenue of $14 million associated with customers under a Company-owned model, as well as (ii) an increase in installation revenue of $9 million primarily driven by a higher volume of outright sales transactions and higher installation revenue per unit associated with new customers under the outright sales transaction model.
•Solar installation, product, and other: fewer sales and installations as a result of the ADT Solar Exit.

The increase in RMR, as compared to the prior period, was primarily driven by an increase in average prices on new and existing subscribers.
Gross customer revenue attrition, as compared to the prior period, increased primarily due to higher non-payment disconnects partially offset by a decrease in relocations.
Cost of Revenue
Cost of revenue, as compared to the prior period, primarily reflects:
•CSB: an increase in installation costs due to a higher volume of outright sales transactions partially offset by a decrease in monitoring and related service costs due to a lower volume of in-person service tickets as a result of our Virtual Assistance Program.
•Solar: a decrease in installation costs primarily due to fewer sales and installations as a result of the ADT Solar Exit, including $21 million primarily associated with the write-down and disposition of inventory.
Selling, General, and Administrative Expenses
During the three months ended March 31, 2024, the increase in SG&A, as compared to the prior period, was primarily driven by:
•an increase of $13 million in CSB selling costs primarily related to the amortization of deferred subscriber acquisition costs and commissions and
•an increase of $11 million in the CSB allowance for credit losses primarily related to residential customers, partially offset by
•a decrease in Solar of $18 million, which includes a decrease associated with reduced operations offset by impairment charges associated with the ADT Solar Exit.
Depreciation and Intangible Asset Amortization
During the three months ended March 31, 2024, the decrease in depreciation and intangible asset amortization, as compared to the prior period, was primarily driven by a decrease in the amortization of customer relationship intangible assets of $32 million primarily related to certain assets acquired as part of the acquisition of The ADT Security Corporation in 2016, partially offset by an increase in the amortization of acquired customer contracts of $7 million.
Merger, restructuring, integration, and other
During the three months ended March 31, 2024, merger, restructuring, integration, and other primarily includes asset impairments and other write-offs, employee separation costs, and other charges associated with the ADT Solar Exit. Refer to Note 4 “Divestitures” for additional information.
During the three months ended March 31, 2023, merger, restructuring, integration, and other primarily includes restructuring costs primarily related to certain facility exits, as well as integration and third-party costs related to the strategic optimization of our Solar business operations following the acquisition of ADT Solar.
Goodwill Impairment
During the three months ended March 31, 2024, we did not record any goodwill impairment charges.
During the three months ended March 31, 2023, we recorded goodwill impairment charges associated with our Solar reporting unit of $242 million as a result of then current macroeconomic conditions, including the impact of rising interest rates and financial market conditions on the Company’s third-party lenders and customer demand, as well as ADT Solar’s underperformance of operating results in the first quarter of 2023 relative to expectations.
Interest Expense, Net
During the three months ended March 31, 2024, the decrease in interest expense, net, as compared to the prior year period, was primarily driven by (i) an increase in unrealized gains (losses) of $49 million on our interest rate swaps and (ii) lower interest expense primarily related to lower principal amounts outstanding on our First Lien Term Loan due 2030 and our ADT Notes due 2024.

Other Income (Expense)
During the three months ended March 31, 2024, the increase in other income (expense), as compared to the prior period, was primarily due to income received under the Commercial TSA.
Income Tax Benefit (Expense)
During the three months ended March 31, 2024, income tax expense impacted our annual effective tax rate primarily as a result of the federal statutory rate of 21.0%, a state tax rate, net of federal benefits of 5.5%, partially offset by a favorable impact of 2.1% related to a decrease in unrecognized tax benefits related to prior years.
During the three months ended March 31, 2023 income tax benefit impacted our annual effective tax rate primarily as a result of the federal statutory tax rate of 21.0%, a state tax rate, net of federal benefits, of 8.9% and unfavorable impacts of 5.6% related to the Solar goodwill impairment, partially offset by favorable impacts of 5.0% from federal tax credits.
Refer to Note 8 “Income Taxes” for details on our effective tax rate.
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
We believe that our deferred tax assets for disallowed interest under Internal Revenue Code (“IRC”) Section 163(j) will continue to grow from their current level. There is currently significant uncertainty in the matters we consider when determining whether it is appropriate to take additional valuation allowances. While we have not reported any material changes to our valuation allowances since our 2023 Annual Report, we may determine to do so in subsequent periods. Any material change to our valuation allowance would materially and adversely affect our operating results and may result in a net loss position for any given period.
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
We define Adjusted EBITDA as income (loss) from continuing operations adjusted for (i) interest; (ii) taxes; (iii) depreciation and amortization, including depreciation of subscriber system assets and other fixed assets and amortization of dealer and other intangible assets; (iv) amortization of deferred costs and deferred revenue associated with subscriber acquisitions; (v) share-based compensation expense; (vi) merger, restructuring, integration, and other items; (vii) impairment charges; and (viii) non-cash, non-routine, or other adjustments or charges not necessary to operate our business.
There are material limitations to using Adjusted EBITDA as it does not include certain significant items, including interest, taxes, depreciation and amortization, and other adjustments which directly affect our income (loss) from continuing operations (the most comparable GAAP measure). These limitations are best addressed by considering the economic effects of the excluded items independently and by considering Adjusted EBITDA in conjunction with income (loss) from continuing operations as calculated in accordance with GAAP.

The table below reconciles Adjusted EBITDA to income (loss) from continuing operations:

	Three Months Ended March 31,
(in thousands)	2024	2023	$ Change
Income (loss) from continuing operations	$91,532	$(126,781)	$218,313
Interest expense, net	88,931	171,302	(82,371)
Income tax expense (benefit)	30,655	(73,937)	104,592
Depreciation and intangible asset amortization	334,353	362,351	(27,998)
Amortization of deferred subscriber acquisition costs	54,605	44,232	10,373
Amortization of deferred subscriber acquisition revenue	(83,376)	(69,698)	(13,678)
Share-based compensation expense	7,971	12,774	(4,803)
Merger, restructuring, integration, and other(1)	45,182	15,537	29,645
Goodwill impairment(2)	—	241,630	(241,630)
Other solar exits costs(3)	38,370	—	38,370
Other, net(4)	5,967	2,076	3,891
Adjusted EBITDA (from continuing operations)	$614,190	$579,486	$34,704
________________
(1)    During 2024, primarily includes $37 million of charges related to asset impairments and other write-offs, employee separation costs, and other charges related to the ADT Solar Exit (Refer to Note 4 “Divestitures”). During 2023, primarily includes restructuring costs primarily related to certain facility exits, as well as integration and third-party costs related to the strategic optimization of the solar business operations following the ADT Solar acquisition.
(2)    Represents impairment charges associated with our Solar reporting unit. Refer to Note 5 “Goodwill and Other Intangible Assets.”
(3)    Includes other costs associated with the ADT Solar Exit, including charges of $19 million primarily associated with the disposition of the existing installation pipeline and $15 million associated with the write-down and disposition of inventory on hand. Refer to Note 4 “Divestitures.”
(4)    During 2024, primarily includes unrealized (gains) / losses on interest rate swaps presented within other income (expense). Refer to Note 7 “Derivative Financial Instruments.”
Adjusted EBITDA in total and by segment are set forth below. As noted above, Adjusted EBITDA is our segment profit measure pursuant to GAAP and is therefore not a non-GAAP financial measure with respect to our segments.

	Three Months Ended March 31,
(in thousands)	2024	2023	$ Change
CSB	$637,691	$590,031	$47,660
Solar	(23,501)	(10,545)	(12,956)
Adjusted EBITDA (from continuing operations)	$614,190	$579,486	$34,704
The factors listed below exclude amounts that are outside of our definition of Adjusted EBITDA. Refer to the discussions above under “—Results of Operations” for further details.
CSB:
During the three months ended March 31, 2024, the increase, as compared to the prior period, was primarily due to:
•higher M&S Revenue, net of the associated costs, of $43 million,
•higher other income of $20 million, including TSA income, partially offset by
•higher selling, general, and administrative expenses, excluding commissions, of $15 million, including higher provision for credit losses.
Solar:
During the three months ended March 31, 2024, respectively, the decrease, as compared to the prior period, was primarily due to:
•lower installation revenue, net of the associated costs and commissions, of $36 million, partially offset by
•lower selling, general and administrative expenses, excluding commissions, of $22 million.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity and capital resources primarily consisted of the following:

(in thousands)	March 31, 2024
Cash and cash equivalents	$4,041
Restricted cash and restricted cash equivalents	$114,655
Availability under First Lien Revolving Credit Facility	$525,000
Uncommitted available borrowing capacity under 2020 Receivables Facility	$56,070
Carrying amount of total debt outstanding, including finance leases	$7,888,948
Liquidity
We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our credit facilities, and the issuance of equity and/or debt securities as appropriate given market conditions. Our future cash needs are expected to include cash for operating activities including working capital, principal and interest payments on our debt, capital expenditures, potential dividend payments to our stockholders, potential share repurchases under our Share Repurchase Plan, and from time to time, strategic investments or other initiatives that we may undertake.
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
Material Cash Requirements
There have been no significant changes to our material cash requirements, commitments and contingencies, or off-balance sheet arrangements from those disclosed in our 2023 Annual Report, except as discussed below.
Share Repurchase Plan
On January 24, 2024, the Company's Board of Directors announced the Share Repurchase Plan (the “Share Repurchase Plan”), pursuant to which the Company is authorized to repurchase, through January 29, 2025, up to a maximum aggregate amount of $350 million of shares of the Company's Common Stock under the Share Repurchase Plan. As of March 31, 2024, we have approximately $257 million remaining under the Share Repurchase Plan.
ADT Solar Exit
During the three months ended March 31, 2024, we paid $11 million, and we expect to spend an additional $40 million - $60 million, associated with the ADT Solar Exit
Other Contractual Obligations
As discussed in Note 12 “Commitments and Contingencies,” during the three months ended March 31, 2024, we made purchases toward our commitment under the Google Cloud Agreement of $5 million.
In addition, during the three months ended March 31, 2024, purchases toward our commitment to one of our vendors to purchase at least $190 million of security system equipment and components were $43 million.

Long-Term Debt
Significant changes and activity related to our long-term debt since our 2023 Annual Report are discussed below. Refer to Note 6 “Debt” for further discussion on our debt agreements and activity.
First Lien Credit Agreement
During the three months ended March 31, 2024, we borrowed $95 million and repaid $45 million under the First Lien Revolving Credit Facility.
In April 2024, we amended and restated the First Lien Credit Agreement, which reduced the interest rate on our First Lien Term Loan B due 2030 from Term SOFR +2.50% to Term SOFR +2.25%.
First Lien Notes due 2024 Redemption
In April 2024, we redeemed the remaining outstanding principal balance of $100 million of our First Lien Notes due 2024, excluding accrued and unpaid interest, using proceeds from the First Lien Revolving Credit Facility.
2020 Receivables Facility
In March 2024, we amended the agreement governing the 2020 Receivables Facility, pursuant to which the uncommitted revolving period was extended from March 2024 to April 2024.
As of March 31, 2024, the outstanding balance was $444 million.
In April 2024, we amended the agreement governing the 2020 Receivables Facility, pursuant to which, among other things, the borrowing capacity was increased from $500 million to $550 million and the uncommitted revolving period was extended from April 2024 to April 2025.
Solar Receivables Facility
On August 2, 2023, we entered into the Solar Receivables Facility Financing Agreement to finance receivables generated by the installation of residential solar systems, which, among other things, provides for an uncommitted revolving loan facility in the aggregate principal amount of up to $300 million. As of March 31, 2024, we have not borrowed any amounts under the Solar Receivable Facility, and given the ADT Solar Exit, we do not expect to borrow any amounts under the Solar Receivables Facility. The Solar Receivables Facility’s uncommitted revolving period will expire in August 2024, unless terminated beforehand.
Debt Covenants
As of March 31, 2024, we were in compliance with all financial covenant and other maintenance tests for all our debt obligations. We do not believe there is a material risk of future noncompliance with our financial covenant and other maintenance tests.
Dividends
During the three months ended March 31, 2024 and 2023, we declared aggregate dividends of $47 million ($0.055 per share) and $30 million ($0.035 per share) on our Common Stock, respectively, and $3 million ($0.055 per share) and $2 million ($0.035 per share) on our Class B Common Stock, respectively.
On April 25, 2024, we announced a dividend of $0.055 per share to holders of Common Stock and Class B Common Stock of record on June 13, 2024, which will be paid on July 9, 2024.

Cash Flow Analysis
The amounts and discussion below includes cash flows from both continuing operations and discontinued operations consistent with the presentation on the Statements of Cash Flows for periods prior to the Commercial Divestiture.

	Three Months Ended March 31,
(in thousands)	2024	2023	$ Change
Net cash provided by (used in):
Operating activities	$363,802	$306,640	$57,162
Investing activities	$(300,070)	$(336,040)	$35,970
Financing activities	$(74,986)	$(40,628)	$(34,358)
Cash Flows from Operating Activities
The increase in net cash provided by operating activities, as compared to the prior period, was primarily due to a decrease in cash interest of $54 million primarily related to reduced principal balances on our First Lien Term Loan due 2030 and our ADT Notes due 2024 and lower payroll-related payments, partially offset by results of the Commercial Business included only in the prior period due to the Commercial Divestiture.
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
Cash Flows from Investing Activities
The decrease in net cash used in investing activities, as compared to the prior period, was primarily due to:
•a decrease in subscriber system assets expenditures of $19 million due to fewer adds and
•a decrease in purchases of property, plant, and equipment of $19 million.
Cash Flows from Financing Activities
The increase in net cash used in financing activities, as compared to the prior period, was primarily due to:
•share repurchases during the current period of $93 million, partially offset by
•an increase in net borrowings on our long-term debt of $46 million primarily related to our First Lien Revolving Credit Facility and
•an increase in proceeds from our interest rate swaps of $8 million.
CRITICAL ACCOUNTING ESTIMATES
We disclosed our critical accounting estimates in our 2023 Annual Report, which include estimates prepared in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations.
Critical accounting estimates are based on, among other things, estimates, assumptions, and judgments made by management that include inherent risks and uncertainties. Our estimates are based on relevant information available at the end of each period. Actual results could differ materially from these estimates under different assumptions or market conditions.
There were no material changes in our critical accounting estimates since our 2023 Annual Report.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain information that may constitute “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 and are made in reliance on the safe harbor protections provided thereunder. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that all statements contained in this Form 10-Q that are not clearly historical in nature, including statements regarding the ADT Solar restructuring activities and our subsequent announcement related to the ADT Solar Exit; the Commercial Divestiture; the expected timetable for realizing expected benefits and synergies of the Commercial Divestiture; the strategic investment by and long term partnership with State Farm; anticipated financial performance, including the Company’s ability to achieve its stated guidance metrics and its progress toward its medium-term targets; management’s plans and objectives for future operations; the successful development, commercialization, and timing of new or joint products; the expected timing of product commercialization with State Farm or any changes thereto, including the ADT home security program for State Farm; business prospects; outcomes of regulatory proceedings; market conditions; our ability to deploy our business continuity and disaster plans and procedures to successfully respond to catastrophic events; our strategic partnership and ongoing relationship with Google; the expected timing of product commercialization with Google or any changes thereto; the successful internal development, commercialization, and timing of our next generation platform and innovative offerings; the successful conversion of customers who continue to utilize outdated technology; the current and future market size for existing, new, or joint products; any stated or implied outcomes with regards to the foregoing; and other matters. Any stated or implied outcomes with regards to the foregoing are forward-looking.
Without limiting the generality of the preceding sentences, any time we use the words “ expects,” “intends,” “will,” “anticipates,” “believes,” “confident,” “continue,” “propose,” “seeks,” “could,” “may,” “should,” “estimates,” “forecasts,” “might,” “goals,” “objectives,” “targets,” “planned,” “projects,” and, in each case, their negative or other various or comparable terminology, and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking.
However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. For ADT, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward- looking statements include, without limitation:
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
•our ability to maintain or improve margins through business efficiencies; and
•the other factors that are described under the heading “Risk Factors” in our last Annual Report on Form 10-K for the year ended December 31, 2023.
Forward-looking statements and information involve risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such statements, including without limitation, the risks and uncertainties disclosed or referenced under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A in our 2023 Annual Report. Therefore, caution should be taken not to place undue reliance on any such forward-looking statements. Much of the information in this report that looks toward future performance is based on various factors and important assumptions about future events that may or may not actually occur. As a result, our operations and financial results in the future could differ materially and substantially from those we have discussed in the forward-looking statements included in this Quarterly Report on Form 10-Q. Any forward-looking statement made in this Quarterly Report on Form 10-Q speaks only as of the date on which it is made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments, or otherwise unless required by law.
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
There were no material changes in our interest rate risk exposure to that disclosed in our 2023 Annual Report.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2024, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2024, there were no changes in our ICFR identified in our management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS.
Our significant business risks are described in Part I, Item 1A “Risk Factors” in our 2023 Annual Report and in our other filings with the SEC. The risk factors described in our filings with the SEC and other information may not describe every risk facing the Company. There have been no material changes in our risk factors from those disclosed in our 2023 Annual Report, except as discussed below:
While we are no longer a “controlled company,” we may continue to rely on exemptions from certain NYSE corporate governance requirements during a one-year transition period.
Our Common Stock is listed on the New York Stock Exchange (the “NYSE”). Prior to March 19, 2024, Apollo controlled more than 50% of the combined voting power of the Company with respect to the election of directors, and we were considered a “controlled company” for the purposes of NYSE rules and corporate governance standards. While we were a “controlled company” under NYSE rules, we availed ourselves of applicable “controlled company” exemptions, which exempted us from certain requirements, including the requirements that we have a majority of independent directors on our Board of Directors and that the Compensation Committee of our Board of Directors (the “Compensation Committee”) and Nominating and Corporate Governance Committee of our Board of Directors (the “Nominating and Corporate Governance Committee”) be comprised entirely of independent directors.
On March 19, 2024, following a registered secondary offering of the Company’s Common Stock by certain Apollo affiliates (and the Company’s concurrent repurchase from the underwriters of 15 million shares of Common Stock that were the subject of the offering), including the exercise of the underwriters’ overallotment option which closed on that date, Apollo’s combined voting power with respect to the election of directors fell to 49.5%, and we ceased to be a controlled company as of that date. Under NYSE rules, a company that ceases to be a controlled company must comply with the independent board committee requirements as they relate to the nominating and corporate governance and compensation committees on the following phase-in schedule: (i) at least one independent committee member at the time the company ceases to be a controlled company; (ii) at least a majority of independent committee members within 90 days of the date the company ceases to be a controlled company; and (iii) all independent committee members within one year of the date the company ceases to be a controlled company. Additionally, the NYSE rules provide a 12-month phase-in period from the date a company ceases to be a controlled company to comply with the majority independent board requirement.
As of the date of this report, we have one independent committee member on each of the Nominating and Corporate Governance and the Compensation Committees of the Board, our Audit Committee is comprised entirely of independent directors and we are in compliance with the phase-in requirements described above. Until we are fully subject to these requirements, our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.
Apollo continues to exert significant influence over us, and its interests may conflict with our interests and the interests of other stockholders.
While we are no longer a “controlled company,” Apollo continues to be able to exert significant influence over us and as of March 31, 2024 had the right to, among others, nominate 50% of our directors pursuant to the amended and restated Stockholders Agreement between ADT and Prime TopCo LP and one of our Co-Investors (as defined therein). The interests of Apollo and its affiliates, including funds affiliated with Apollo, could conflict with or differ from our interests or the interests of our other stockholders. For example, the concentration of ownership held by funds affiliated with Apollo could (i) delay, defer, or prevent a change in control of our company, (ii) impede a merger, takeover, or other business combination which may otherwise be favorable for us or that another stockholder may otherwise view favorably or (iii) cause us to enter into transactions or agreements that are not in the best interests of all stockholders. Additionally, Apollo and its affiliates are in the business of making investments in companies and may, from time to time, acquire and hold interests in or provide advice to businesses that compete directly or indirectly with us, or are suppliers or customers of ours. Apollo and its affiliates may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. Any such investment may increase the potential for the conflicts of interest discussed in this risk factor. So long as funds affiliated with Apollo continue to directly or indirectly own a significant amount of our equity, even if such amount is less than 50%, Apollo and its affiliates will continue to be able to substantially influence or effectively control our ability to enter into corporate transactions.
In addition, we are party to the Stockholders Agreement with Ultimate Parent and the Co-Investor. The Stockholders Agreement specifies that we will not take certain significant actions without the prior consent of Ultimate Parent, including, among other things, hiring or terminating any Executive Officer of our company, designating any new Executive Officer of our company, entering into certain merger, consolidation or other “change of control” transactions or changing the size of our Board. The Stockholders Agreement also specifies that Ultimate Parent has the right to nominate individuals for election to our Board and that we are, to the fullest extent permitted by applicable law, required to nominate and recommend that each such individual be elected as a director, and the right to designate a member to each committee of our Board. Relatedly, our amended and restated Bylaws (the “Bylaws”) provide that Ultimate Parent and the Co-Investor have the right, subject to certain conditions, to have their representatives appointed to serve on committees of our Board. Recently, stockholders agreements and bylaw provisions of this nature have been challenged on the basis that they conflict with the Delaware General Corporate Law (“DGCL”). Following the recent decision from the Chancery Court of the State of Delaware in West Palm Beach Firefighters’ Pension Fund v. Moelis & Company holding that certain of those types of provisions are invalid under the DGCL, the Board has received two demands (collectively, the “Demands”) from purported stockholders requesting that the Board take all action necessary to amend the Stockholders Agreement and the Bylaws to comply with the DGCL. Absent such changes, the purported shareholder threatens to take further action, including possibly commencing litigation. The Board is evaluating the Demands; the outcome of this matter is uncertain.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Recent Sales of Unregistered Equity Securities
There were no sales of unregistered equity securities during the three months ended March 31, 2024.
Use of Proceeds from Registered Equity Securities
We did not receive any proceeds from sales of registered equity securities during the three months ended March 31, 2024.
Issuer Purchases of Equity Securities
The following table presents repurchases of shares of the Company’s Common Stock during the three months ended March 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
January 1, 2024 - January 31, 2024	—	—	—	$350,000
February 1, 2024 - February 29, 2024	—	—	—	$350,000
March 1, 2024 - March 31, 2024	15,000,000	$6.22	15,000,000	$256,644
Total	15,000,000	$6.22	15,000,000	$256,644
_________________
(1)    On January 24, 2024, the Company's Board of Directors announced the Share Repurchase Plan, pursuant to which the Company is authorized to repurchase, through January 29, 2025, up to a maximum aggregate amount of $350 million of shares of the Company's Common Stock under this Share Repurchase Plan. The Company may effect these repurchases pursuant to one or more open market or private transactions, including pursuant to a plan that qualifies for the affirmative defense provided by Rule 10b5‐1 under the Exchange Act, or pursuant to one or more accelerated share repurchase agreements. The Company is not obligated to repurchase any of its shares of Common Stock, and the timing and amount of any repurchases will depend on legal requirements, market conditions, stock price, the availability of the safe harbor provided by Rule 10b-18 under the Exchange Act, alternative uses of capital, and other factors.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. MINE SAFETY DISCLOSURES.
None.
ITEM 5. OTHER INFORMATION.
During the three months ended March 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6. EXHIBITS.
The exhibits listed on the accompanying Index to Exhibits are filed/furnished or incorporated by reference as part of this Quarterly Report on Form 10-Q.
INDEX TO EXHIBITS
The information required by this Item is set forth on the exhibit index below.

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of ADT Inc.	8-K	3.1	9/17/2020
3.2	Amended and Restated Bylaws of ADT Inc.	8-K	3.1	9/18/2023
10.1*	Fifth Amendment to the Receivables Financing Agreement, among ADT Finance LLC, Mizuho Bank, Ltd., ADT LLC, MUFG Bank, Ltd., Starbird Funding Corporation, and BNP Paribas, dated as of March 27, 2024
10.2+*	Form of Non-Qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan, effective as of March 8, 2024
31.1*	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
31.2*	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
32.1**	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	XBRL Instant Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document
_________________________
* Filed herewith.
** Furnished herewith.
+ Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADT Inc.

Date:	April 25, 2024	By:	/s/ Jeffrey Likosar
		Name:	Jeffrey Likosar
		Title:	President, Corporate Development and Transformation, and Chief Financial Officer (Principal Financial Officer)