Form 10-Q
period 2024-06-30
ADT Inc.
filed 2024-08-01
CIK 1703056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 24, 2024, there were 857,083,468 shares outstanding of the registrant’s common stock, $0.01 par value per share, and 54,744,525 shares outstanding of the registrant’s Class B common stock, $0.01 par value per share.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$37,883	$14,621
Restricted cash and restricted cash equivalents	111,034	115,329
Accounts receivable, net of allowance for credit losses of $57,216 and $46,850, respectively	386,484	370,201
Inventories, net	203,022	201,394
Prepaid expenses and other current assets	240,928	242,192
Current assets of discontinued operations	6,190	60,957
Total current assets	985,541	1,004,694
Property and equipment, net	263,004	253,658
Subscriber system assets, net	3,018,746	3,005,936
Intangible assets, net	4,835,809	4,877,493
Goodwill	4,903,899	4,903,899
Deferred subscriber acquisition costs, net	1,249,237	1,175,904
Other assets	727,023	699,231
Noncurrent assets of discontinued operations	2,563	43,279
Total assets	$15,985,822	$15,964,094

Liabilities and stockholders' equity
Current liabilities:
Current maturities of long-term debt	$192,220	$312,061
Accounts payable	222,113	277,201
Deferred revenue	247,414	255,221
Accrued expenses and other current liabilities	604,897	556,114
Current liabilities of discontinued operations	48,702	79,611
Total current liabilities	1,315,346	1,480,208
Long-term debt	7,532,250	7,513,456
Deferred subscriber acquisition revenue	2,034,660	1,914,954
Deferred tax liabilities	1,080,102	1,027,189
Other liabilities	199,713	219,069
Noncurrent liabilities of discontinued operations	15,541	20,572
Total liabilities	12,177,612	12,175,448

Commitments and contingencies (See Note 11)

Stockholders' equity:
Preferred stock—authorized 1,000,000 shares of $0.01 par value; zero issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock—authorized 3,999,000,000 shares of $0.01 par value; issued and outstanding shares of 857,052,617 and 867,432,337 as of June 30, 2024 and December 31, 2023, respectively	8,571	8,674
Class B common stock—authorized 100,000,000 shares of $0.01 par value; issued and outstanding shares of 54,744,525 as of June 30, 2024 and December 31, 2023	547	547
Additional paid-in capital	7,347,061	7,413,305
Accumulated deficit	(3,535,042)	(3,617,718)
Accumulated other comprehensive income (loss)	(12,927)	(16,162)
Total stockholders' equity	3,808,210	3,788,646
Total liabilities and stockholders' equity	$15,985,822	$15,964,094
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Monitoring and related services	$1,068,065	$1,043,255	$2,130,717	$2,071,888
Security installation, product, and other	136,494	124,822	263,514	228,665
Total revenue	1,204,559	1,168,077	2,394,231	2,300,553
Cost of revenue (exclusive of depreciation and amortization shown separately below):
Monitoring and related services	151,192	142,488	305,905	304,276
Security installation, product, and other	45,042	45,222	84,634	75,058
Total cost of revenue	196,234	187,710	390,539	379,334
Selling, general, and administrative expenses	388,440	319,218	747,003	654,417
Depreciation and intangible asset amortization	333,859	320,726	666,861	679,120
Merger, restructuring, integration, and other	1,851	8,325	13,504	22,624
Operating income (loss)	284,175	332,098	576,324	565,058
Interest expense, net	(109,700)	(83,478)	(197,150)	(254,411)
Other income (expense)	11,550	519	27,172	(671)
Income (loss) from continuing operations before income taxes and equity in net earnings (losses) of equity method investee	186,025	249,139	406,346	309,976
Income tax benefit (expense)	(59,840)	(66,963)	(116,270)	(85,560)
Income (loss) from continuing operations before equity in net earnings (losses) of equity method investee	126,185	182,176	290,076	224,416
Equity in net earnings (losses) of equity method investee	—	(1,738)	—	(4,415)
Income (loss) from continuing operations	126,185	180,438	290,076	220,001
Income (loss) from discontinued operations, net of tax	(33,791)	(88,227)	(106,131)	(246,627)
Net income (loss)	$92,394	$92,211	$183,945	$(26,626)

Common Stock:
Income (loss) from continuing operations per share - basic	$0.14	$0.20	$0.32	$0.24
Income (loss) from continuing operations per share - diluted	$0.13	$0.19	$0.30	$0.23

Net income (loss) per share - basic	$0.10	$0.10	$0.20	$(0.03)
Net income (loss) per share - diluted	$0.10	$0.09	$0.19	$(0.03)

Weighted-average shares outstanding - basic	848,273	857,581	852,083	855,949
Weighted-average shares outstanding - diluted	909,128	916,859	913,475	919,220

Class B Common Stock:
Income (loss) from continuing operations per share - basic	$0.14	$0.20	$0.32	$0.24
Income (loss) from continuing operations per share - diluted	$0.13	$0.19	$0.30	$0.23

Net income (loss) per share - basic	$0.10	$0.10	$0.20	$(0.03)
Net income (loss) per share - diluted	$0.10	$0.09	$0.19	$(0.03)

Weighted-average shares outstanding - basic	54,745	54,745	54,745	54,745
Weighted-average shares outstanding - diluted	54,745	54,745	54,745	54,745
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$92,394	$92,211	$183,945	$(26,626)
Other comprehensive income (loss), net of tax:
Cash flow hedges	1,504	3,586	3,121	7,721
Other	23	2	114	(26)
Total other comprehensive income (loss), net of tax	1,527	3,588	3,235	7,695
Comprehensive income (loss)	$93,921	$95,799	$187,180	$(18,931)
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Three Months Ended June 30, 2024
	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Beginning balance	855,629	54,745	$8,556	$547	$7,317,895	$(3,576,763)	$(14,454)	$3,735,781
Net income (loss)	—	—	—	—	—	92,394	—	92,394
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	1,527	1,527
Dividends	—	—	—	—	—	(50,148)	—	(50,148)
Share-based compensation expense	—	—	—	—	21,416	—	—	21,416
Transactions related to employee share-based compensation plans and other	1,424	—	15	—	7,750	(525)	—	7,240
Ending balance	857,053	54,745	$8,571	$547	$7,347,061	$(3,535,042)	$(12,927)	$3,808,210

	Three Months Ended June 30, 2023
	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Beginning balance	866,917	54,745	$8,668	$547	$7,380,867	$(4,101,557)	$(43,093)	$3,245,432
Net income (loss)	—	—	—	—	—	92,211	—	92,211
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	3,588	3,588
Dividends	—	—	—	—	—	(32,172)	—	(32,172)
Share-based compensation expense	—	—	—	—	11,506	—	—	11,506
Transactions related to employee share-based compensation plans and other	(508)	—	(4)	—	(2,104)	(445)	—	(2,553)
Ending balance	866,409	54,745	$8,664	$547	$7,390,269	$(4,041,963)	$(39,505)	$3,318,012
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Six Months Ended June 30, 2024
	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Beginning balance	867,432	54,745	$8,674	$547	$7,413,305	$(3,617,718)	$(16,162)	$3,788,646
Net income (loss)	—	—	—	—	—	183,945	—	183,945
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	3,235	3,235
Dividends	—	—	—	—	—	(100,218)	—	(100,218)
Share-based compensation expense	—	—	—	—	29,387	—	—	29,387
Repurchases of common stock (including excise tax)	(15,000)	—	(150)	—	(93,969)	—	—	(94,119)
Transactions related to employee share-based compensation plans and other	4,621	—	47	—	(1,662)	(1,051)	—	(2,666)
Ending balance	857,053	54,745	$8,571	$547	$7,347,061	$(3,535,042)	$(12,927)	$3,808,210

	Six Months Ended June 30, 2023
	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Beginning balance	862,098	54,745	$8,621	$547	$7,380,759	$(3,949,579)	$(47,200)	$3,393,148
Net income (loss)	—	—	—	—	—	(26,626)	—	(26,626)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	7,695	7,695
Dividends	—	—	—	—	—	(64,430)	—	(64,430)
Share-based compensation expense	—	—	—	—	27,488	—	—	27,488
Transactions related to employee share-based compensation plans and other	4,311	—	43	—	(17,978)	(1,328)	—	(19,263)
Ending balance	866,409	54,745	$8,664	$547	$7,390,269	$(4,041,963)	$(39,505)	$3,318,012
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$183,945	$(26,626)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and intangible asset amortization	668,678	728,893
Amortization of deferred subscriber acquisition costs	109,335	95,163
Amortization of deferred subscriber acquisition revenue	(169,558)	(147,932)
Share-based compensation expense	29,387	27,488
Deferred income taxes	48,985	(131,226)
Provision for losses on receivables and inventory	106,870	67,093
Goodwill, intangible, and other asset impairments	21,296	427,832
Unrealized (gain) loss on interest rate swap contracts	(1,744)	(22,097)
Other non-cash items, net	42,544	52,652
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Deferred subscriber acquisition costs	(182,834)	(185,128)
Deferred subscriber acquisition revenue	134,830	148,473
Other, net	(64,729)	(235,150)
Net cash provided by (used in) operating activities	927,005	799,435

Cash flows from investing activities:
Dealer generated customer accounts and bulk account purchases	(260,056)	(252,151)
Subscriber system asset expenditures	(284,012)	(320,328)
Purchases of property and equipment	(87,391)	(89,347)
Proceeds (payments) from interest rate swaps	(4,229)	—
Other investing, net	2,995	7,126
Net cash provided by (used in) investing activities	(632,693)	(654,700)

Cash flows from financing activities:
Proceeds from long-term borrowings	905,521	650,000
Proceeds from receivables facility	145,565	140,194
Proceeds (payments) from interest rate swaps	48,005	36,280
Repurchases of common stock	(93,356)	—
Repayment of long-term borrowings, including call premiums	(1,017,686)	(873,301)
Repayment of receivables facility	(157,713)	(92,382)
Dividends on common stock	(82,172)	(64,229)
Payments on finance leases	(15,485)	(21,271)
Other financing, net	(8,024)	(32,806)
Net cash provided by (used in) financing activities	(275,345)	(257,515)

Cash and cash equivalents and restricted cash and restricted cash equivalents:
Net increase (decrease)	18,967	(112,780)
Beginning balance	129,950	373,580
Ending balance	$148,917	$260,800
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
Basis of Presentation
The condensed consolidated financial statements included herein:
•have been prepared in U.S. dollars in accordance with generally accepted accounting principles in the United States of America (“GAAP”);
•comprise the consolidated results of ADT Inc. and its wholly-owned subsidiaries, and all intercompany transactions have been eliminated;
•are unaudited, but in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations, and cash flows for the interim periods presented; and
•should not be taken as indicative of results that may be expected for future interim periods or the full year.
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
In addition, the results of companies acquired (if applicable) are included from the effective dates of acquisition. Prior to the sale of its shares in SNTNL LLC (“Canopy”) during the fourth quarter of 2023, the Company used the equity method of accounting to account for its investment in Canopy as it had the ability to exercise significant influence but did not control.
Certain prior period amounts have been reclassified to conform with the current period presentation.
Discontinued Operations
In January 2024, the Company’s board of directors (the “Board of Directors” or the “Board”) approved a plan to fully exit the residential solar business (the “Solar Business”) (the “ADT Solar Exit”). The ADT Solar Exit represents a strategic shift that had a major effect on the Company’s financial results. As of June 30, 2024, substantially all operations of the Solar Business have ceased, with the results of operations and financial position of the Solar Business classified as discontinued operations in the Company’s Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets, respectively, for all periods presented.
In addition, in August 2023, ADT entered into an agreement to divest its commercial business (the “Commercial Business”), which was completed in October 2023 (the “Commercial Divestiture”). As a result, the Commercial Business is presented as a discontinued operation in the Company’s Condensed Consolidated Statements of Operations for all periods presented.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The cash flows and comprehensive income (loss) of discontinued operations have not been segregated and are included in the Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Comprehensive Income (Loss), respectively, for all periods presented.
Refer to Note 3 “Divestitures” for additional information on discontinued operations.
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
Segment Update
Beginning in the second quarter of 2024, and as a result of the ADT Solar Exit, the Company currently reports its results in a single operating and reportable segment, which reflects the business operations of the Company’s former Consumer and Small Business (“CSB”) segment, based on the manner in which the Company’s Chief Executive Officer, who is the chief operating decision maker (the “CODM”) evaluates performance and makes decisions about how to allocate resources.
Prior to the third quarter of 2023, the Commercial Business was reflected in the Commercial reportable segment, and prior to the second quarter of 2024, the Solar Business was reflected in the Solar reportable segment.
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
Fair Value of Equity Investments - ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, states that an entity should not consider the impact of contractual sale restrictions when measuring an equity security’s fair value and introduces new disclosure requirements related to such equity securities.
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
The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company is monitoring the potential impact of this guidance on its financial statements and disclosures.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Significant Accounting Policies
Unless otherwise noted, the Company’s accounting policies, including those discussed herein, do not materially differ from those disclosed in the 2023 Annual Report.
Cash and Cash Equivalents and Restricted Cash and Restricted Cash Equivalents
The following table reconciles the amounts below reported in the Condensed Consolidated Balance Sheets to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows:

(in thousands)	June 30, 2024	December 31, 2023
Cash and cash equivalents	$37,883	$14,621
Restricted cash and restricted cash equivalents(1)	111,034	115,329
Ending balance	$148,917	$129,950
________________
(1)    Primarily includes funds received from State Farm Fire & Casualty Company (“State Farm”), net of payments and inclusive of interest earned, in connection with the State Farm Development Agreement (as defined and discussed in Note 13 “Related Party Transactions”). The remaining amount of restricted cash relates to the Company’s uncommitted receivables securitization financing agreement (the “2020 Receivables Facility”). Refer to Note 5 “Debt.”
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

(in thousands)	June 30, 2024	December 31, 2023
Gross carrying amount	$6,665,977	$6,404,479
Accumulated depreciation	(3,647,231)	(3,398,543)
Subscriber system assets, net	$3,018,746	$3,005,936

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Depreciation of subscriber system assets and amortization of deferred subscriber acquisition costs are reflected in depreciation and intangible asset amortization and selling, general, and administrative expenses (“SG&A”), respectively, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Depreciation of subscriber system assets	$139,306	$134,894	$277,609	$272,325
Amortization of deferred subscriber acquisition costs	$54,730	$45,968	$109,335	$90,200
Accrued Expenses and Other Current Liabilities

(in thousands)	June 30, 2024	December 31, 2023
Accrued interest	$124,457	$111,197
Payroll-related accruals	82,422	110,941
Opportunity Fund (see Note 13 “Related Party Transactions”)	89,254	93,950
Operating lease liabilities (see Note 12 “Leases”)	19,282	13,035
Accrued dividends	50,042	32,207
Other accrued liabilities	239,440	194,784
Accrued expenses and other current liabilities	$604,897	$556,114
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
As of June 30, 2024 and December 31, 2023, investments in money market mutual funds were $57 million and $55 million, respectively.
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

	June 30, 2024		December 31, 2023
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt instruments subject to fair value disclosures(1)	$7,647,751	$7,576,484	$7,756,049	$7,731,408
________________
(1)    Excludes finance leases and certain vehicle loans reported as discontinued operations.
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
Refer to Note 6 “Derivative Financial Instruments” for the fair values of the Company’s derivative financial instruments.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Retail Installment Contract Receivables - The fair values of the Company’s retail installment contract receivables are determined using a discounted cash flow model and are classified as Level 3 fair value measurements.

	June 30, 2024		December 31, 2023
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Retail installment contract receivables, net	$675,362	$494,758	$673,635	$487,685
2.     REVENUE AND RECEIVABLES
Revenue
The Company allocates the transaction price to each performance obligation based on the relative standalone selling price, which is determined using observable internal and external pricing, profitability, and operational metrics.
In addition to the details provided below, the Company’s disaggregated revenue includes monitoring and related services and security installation, product, and other revenue, which are presented on the face of the Condensed Consolidated Statements of Operations.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Amortization of deferred subscriber acquisition revenue	$86,182	$73,610	$169,558	$143,308
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

	Six Months Ended June 30,
(in thousands)	2024	2023
Beginning balance	$46,850	$27,815
Provision for credit losses	73,707	54,185
Write-offs, net of recoveries(1)	(63,341)	(50,073)
Ending balance	$57,216	$31,927
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
The balance of unbilled retail installment contract receivables comprises:

(in thousands)	June 30, 2024	December 31, 2023
Retail installment contract receivables, gross	$681,852	$674,827
Allowance for credit losses	(6,490)	(1,192)
Retail installment contract receivables, net	$675,362	$673,635

Balance Sheet Classification:
Accounts receivable, net	$252,365	$238,961
Other assets	422,997	434,674
Retail installment contract receivables, net	$675,362	$673,635
The allowance for credit losses relates to retail installment contract receivables from outright sales transactions. As of June 30, 2024, the current and delinquent billed retail installment contract receivables were not material.
As of June 30, 2024 and December 31, 2023, retail installment contract receivables, net, used as collateral for borrowings under the 2020 Receivables Facility were $611 million and $610 million, respectively. Refer to Note 5 “Debt” for further discussion regarding the 2020 Receivables Facility.
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
During the six months ended June 30, 2024 and 2023, contract assets recognized were not material.
The balance of contract assets for residential transactions comprises:

(in thousands)	June 30, 2024	December 31, 2023
Contract assets, gross	$40,551	$39,627
Allowance for credit losses	(5,121)	(9,025)
Contract assets, net	$35,430	$30,602

Balance Sheet Classification:
Prepaid expenses and other current assets	$17,527	$15,365
Other assets	17,903	15,237
Contract assets, net	$35,430	$30,602
3.    DIVESTITURES
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Refer to Note 10 “Net Income (Loss) per Share” for basic and diluted earnings per share information for discontinued operations.
ADT Solar Exit
As discussed in Note 1 “Description of Business and Summary of Significant Accounting Policies,” as a result of the ADT Solar Exit, the Solar Business is now presented as a discontinued operation in the Company’s Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets for the periods presented as substantially all operations have ceased.
During the three and six months ended June 30, 2024, the Company incurred aggregate exit charges of $13 million and $89 million, respectively, which have been recognized within income (loss) from discontinued operations, net of tax related to (i) $1 million and $36 million, respectively, associated with the write-down and disposition of inventory and asset impairments, (ii) $10 million and $29 million, respectively, associated with the disposition of the existing installation pipeline, (iii) $1 million and $12 million, respectively, associated with employee separation costs, and (iv) $2 million and $12 million, respectively, associated with contract termination and other charges.
During the six months ended June 30, 2024, the Company paid $18 million associated with the ADT Solar Exit primarily related to employee separation and other restructuring costs.
The following reconciliations represent the major classes of line items of the Solar Business presented within discontinued operations in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations and certain information in the Condensed Consolidated Statements of Cash Flows for the periods presented.
Balance Sheet Information

(in thousands)	June 30, 2024	December 31, 2023
Assets
Accounts receivable, net	$1,089	$20,270
Inventories, net	1,894	28,714
Prepaid expenses and other current assets	3,207	11,973
Total current assets of discontinued operations	6,190	60,957
Property and equipment, net	2,451	29,512
Other assets	112	13,767
Total assets of discontinued operations	$8,753	$104,236

Liabilities
Current maturities of long-term debt	$476	$8,551
Accounts payable	7,199	16,682
Deferred revenue	461	9,177
Accrued expenses and other current liabilities	40,566	45,201
Total current liabilities of discontinued operations	48,702	79,611
Long-term debt	2,442	9,893
Other liabilities	13,099	10,679
Total liabilities of discontinued operations	$64,243	$100,183

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Statements of Operations Information

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Revenue	$1,656	$77,532	$21,295	$222,367
Cost of revenue	19,837	64,898	61,359	163,242
Selling, general, and administrative expenses	11,877	50,896	51,768	109,071
Depreciation and intangible asset amortization	466	4,939	1,817	8,896
Merger, restructuring, integration, and other	4,622	2,180	38,150	3,418
Goodwill impairment	—	181,179	—	422,809
Other (income) and expense items	(8)	415	1,473	784
Income (loss) from discontinued operations before income taxes	(35,138)	(226,975)	(133,272)	(485,853)
Income tax benefit (expense)	9,601	44,229	35,376	136,763
Income (loss) from discontinued operations, net of tax	$(25,537)	$(182,746)	$(97,896)	$(349,090)
Cash Flow Information

	Six Months Ended June 30,
(in thousands)	2024	2023
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and intangible asset amortization	$1,817	$8,896
Goodwill impairment	$—	$422,809
Cash flows from investing activities:
Purchases of property and equipment	$(80)	$(2,675)

Commercial Divestiture
As discussed in Note 1 “Description of Business and Summary of Significant Accounting Policies,” on October 2, 2023, the Company completed the Commercial Divestiture. The total purchase price was approximately $1,613 million, and the Company received net proceeds of approximately $1,585 million, subject to certain customary post-closing adjustments as set forth in the purchase agreement.
Subsequent Event - In July 2024, the Company paid the purchaser of the Commercial Business $21 million related to the settlement of post-closing adjustments.
In connection with the Commercial Divestiture, the Company entered into a Transition Services Agreement (the “Commercial TSA”). During the three and six months ended June 30, 2024, the Company recognized $11 million and $22 million, respectively, of income from the Commercial TSA, which is reflected in other income (expense).
The following reconciliations represent the major classes of line items of the Commercial Business presented within discontinued operations in the Condensed Consolidated Statements of Operations and certain information in the Condensed Consolidated Statements of Cash Flows for any period presented prior to the Commercial Divestiture.
Statements of Operations Information
During the three and six months ended June 30, 2024, activity, net of tax, relating to the Commercial Divestiture was approximately $8 million.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in thousands)	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Revenue	$347,519	$682,562
Cost of revenue	231,068	455,101
Selling, general, and administrative expenses	71,657	140,512
Depreciation and intangible asset amortization	20,173	40,877
Other (income) and expense items	7,974	10,408
Income (loss) from discontinued operations before income taxes	16,647	35,664
Income tax benefit (expense)	77,872	66,799
Income (loss) from discontinued operations, net of tax	$94,519	$102,463
Cash Flow Information

(in thousands)	Six Months Ended June 30, 2023
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and intangible asset amortization	$40,877
Share-based compensation expense	$6,001
Cash flows from investing activities:
Subscriber system asset expenditures	$(6,212)
Purchases of property and equipment	$(5,764)
4.     GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
There were no changes in the carrying amounts of goodwill since December 31, 2023. All accumulated goodwill impairment losses were associated with the Solar reporting unit, which is now presented as a discontinued operation.

Other Intangible Assets

	June 30, 2024			December 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Contracts and related customer relationships	$5,831,213	$(3,197,319)	$2,633,894	$5,571,456	$(2,937,245)	$2,634,211
Dealer relationships	1,518,020	(657,761)	860,259	1,518,020	(618,154)	899,866
Other	209,773	(201,117)	8,656	209,773	(199,357)	10,416
Total definite-lived intangible assets	7,559,006	(4,056,197)	3,502,809	7,299,249	(3,754,756)	3,544,493

Indefinite-lived intangible assets:
Trade name	1,333,000	—	1,333,000	1,333,000	—	1,333,000
Intangible assets	$8,892,006	$(4,056,197)	$4,835,809	$8,632,249	$(3,754,756)	$4,877,493

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The change in the net carrying amount of contracts and related customer relationships during the period was as follows:

(in thousands)
Balance as of December 31, 2023	$2,634,211
Customer contract additions, net of dealer charge-backs(1)	259,858
Amortization	(260,175)
Balance as of June 30, 2024	$2,633,894
________________
(1)     The weighted-average amortization period for customer contract additions was approximately 15 years.
Payments for customer contract additions under the Company’s authorized dealer program and from other third parties are reflected as dealer generated customer accounts and bulk account purchases on the Condensed Consolidated Statements of Cash Flows.
Definite-Lived Intangible Asset Amortization Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Definite-lived intangible asset amortization expense	$150,644	$146,163	$301,542	$323,643

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.     DEBT
The Company’s debt is comprised of the following (in thousands):

Description	Issued	Maturity	Interest Rate(1)	Interest Payable	June 30, 2024	December 31, 2023
First Lien Term Loan B due 2030	10/13/2023	10/13/2030	Term SOFR +2.25%	Quarterly	$1,989,063	$1,375,000
First Lien Revolving Credit Facility	3/16/2018	6/23/2026	Term SOFR +2.75%	Quarterly	—	—
Term Loan A Facility	3/14/2023	3/14/2028	Term SOFR +2.25%	Quarterly	—	625,625
First Lien Notes due 2024	4/4/2019	4/15/2024	5.250%	2/15 and 8/15	—	99,999
First Lien Notes due 2026	4/4/2019	4/15/2026	5.750%	3/15 and 9/15	1,350,000	1,350,000
First Lien Notes due 2027	8/20/2020	8/31/2027	3.375%	6/15 and 12/15	1,000,000	1,000,000
First Lien Notes due 2029	7/29/2021	8/1/2029	4.125%	2/1 and 8/1	1,000,000	1,000,000
ADT Notes due 2032	5/2/2016	7/15/2032	4.875%	1/15 and 7/15	728,016	728,016
ADT Notes due 2042	7/5/2012	7/15/2042	4.875%	1/15 and 7/15	21,896	21,896
Second Lien Notes due 2028	1/28/2020	1/15/2028	6.250%	1/15 and 7/15	1,300,000	1,300,000
2020 Receivables Facility(2)	3/5/2020	5/20/2029	Various	Monthly	423,855	436,004
Total debt principal, excluding finance leases					7,812,830	7,936,540
Plus: Finance lease liabilities(3)					76,719	69,468
Less: Unamortized debt discount, net					(12,436)	(15,005)
Less: Unamortized deferred financing costs					(32,132)	(39,620)
Less: Unamortized purchase accounting fair value adjustment and other					(120,511)	(125,866)
Total debt					7,724,470	7,825,517
Less: Current maturities of long-term debt, net of unamortized debt discount					(192,220)	(312,061)
Long-term debt					$7,532,250	$7,513,456
_________________
(1)    Interest rate as of June 30, 2024. Interest on the 2020 Receivables Facility is primarily based on the Secured Overnight Financing Rate (“SOFR”) +0.95% and Cost of Funds (“COF”) +0.85%.
(2)    Maturity date for the 2020 Receivables Facility represents the final maturity date of current loans borrowed under the facility.
(3)    Refer to Note 12 “Leases” for additional information regarding the Company’s finance leases.
As of June 30, 2024, the Company was in compliance with all financial covenant and other maintenance tests for all of its debt obligations.
Significant changes in the Company’s debt during the six months ended June 30, 2024 were as follows:
First Lien Credit Agreement
The Company’s first lien credit agreement, dated as of July 1, 2015 (together with subsequent amendments and restatements, the “First Lien Credit Agreement”), contains a term loan (the “First Lien Term Loan B due 2030”) and the First Lien Revolving Credit Facility.
During the six months ended June 30, 2024, the Company borrowed $260 million and repaid $260 million under the First Lien Revolving Credit Facility; and as of June 30, 2024, the available borrowing capacity was $575 million.
During the six months ended June 30, 2023, there were no borrowings or repayments under the First Lien Revolving Credit Facility.
Significant amendments to the First Lien Credit Agreement since December 31, 2023 are as follows:
•April 2024 - The Company amended and restated the First Lien Credit Agreement, which reduced the interest rate on the First Lien Term Loan B due 2030 from Term SOFR +2.50% to Term SOFR +2.25%.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
•May 2024 - The Company amended and restated the First Lien Credit Agreement, which included the exchange of $143 million principal amount of loans under the Company’s Term Loan A Facility for its First Lien Term Loan B due 2030. In addition, later that month, the Company further amended and restated the First Lien Credit Agreement, pursuant to which the Company incurred an additional $474 million of outstanding principal under the First Lien Term Loan B due 2030 with the proceeds used to pay off the remaining outstanding balance of the Company’s Term Loan A Facility.
Proceeds and repayments of long-term borrowings include the impact of $646 million from the amendments described above. In addition, debt issuance costs, loss on extinguishment of debt, and financing and consent fees were not material as a result of these amendments.
Other than as described above, the loans under the amended and restated First Lien Credit Agreement continue to have the same terms as provided under the existing First Lien Credit Agreement and the parties to the amended and restated First Lien Credit Agreement continue to have the same obligations set forth in the existing First Lien Credit Agreement.
Term Loan A Facility Redemption
Significant activity since December 31, 2023 is as follows:
•May 2024 - The Company exchanged $143 million of loans under its Term Loan A Facility for its First Lien Term Loan B due 2030, as discussed above. In addition, later that month, the Company redeemed the remaining outstanding principal balance of $474 million of its Term Loan A Facility, excluding accrued and unpaid interest, using proceeds under the First Lien Term Loan B due 2030, as discussed above. As a result, the Term Loan A Facility has been terminated.
First Lien Notes due 2024 Redemption
Significant activity since December 31, 2023 is as follows:
•April 2024 - The Company redeemed the remaining outstanding principal balance of $100 million of the First Lien Notes due 2024, excluding accrued and unpaid interest, using proceeds from the Company’s First Lien Revolving Credit Facility.
2020 Receivables Facility
Under the 2020 Receivables Facility, the Company obtains financing by selling or contributing certain retail installment contract receivables to the Company’s wholly-owned consolidated bankruptcy-remote special purpose entity (the “SPE”), which then grants a security interest in those retail installment contract receivables as collateral for cash borrowings.
Significant activity since December 31, 2023 is as follows:
•March 2024 - The Company amended the agreement governing the 2020 Receivables Facility, pursuant to which the uncommitted revolving period was extended from March 2024 to April 2024.
•April 2024 - The Company further amended the agreement governing the 2020 Receivables Facility, pursuant to which, among other things, the borrowing capacity was increased from $500 million to $550 million and the uncommitted revolving period was extended from April 2024 to April 2025. In addition, proceeds and repayments of long-term borrowings include the impact of $32 million from the amendments described above.
As of June 30, 2024, the Company had an uncommitted available borrowing capacity under the 2020 Receivables Facility of approximately $126 million.
Variable Interest Entity
The SPE meets the definition of a variable interest entity for which the Company is the primary beneficiary as it has the power to direct the SPE’s activities and the obligation to absorb losses or the right to receive benefits of the SPE. As such, the Company consolidates the SPE’s assets, liabilities, and financial results of operations.

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
As of June 30, 2024, the Company has not borrowed any amounts under the Solar Receivable Facility, and given the ADT Solar Exit, the Company does not expect to borrow any amounts under the Solar Receivables Facility. The Solar Receivables Facility’s uncommitted revolving period will expire in August 2024.
6.     DERIVATIVE FINANCIAL INSTRUMENTS
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Interest Rate Swaps
As of June 30, 2024 and December 31, 2023, the Company’s interest rate swaps consisted of the following (in thousands):

Execution	Maturity	Designation	Notional Amount
October 2019	September 2026	Not designated	$2,800,000
March 2023	March 2028	Not designated	100,000
April 2023	March 2028	Not designated	200,000
December 2023(1)	September 2026	Not designated	700,000
Total notional amount			$3,800,000
_________________
(1)     Interest rate swaps entered into to offset the excess notional interest rate swaps as a result of the partial redemption of the First Lien Term Loan B due 2026. The changes in fair value associated with these swaps and the over-hedged swaps are reflected in other income (expense).
Classification and Fair Value of Interest Rate Swaps

(in thousands)	June 30, 2024	December 31, 2023
Prepaid expenses and other current assets	$82,164	$74,974
Other assets	$81,312	$76,493
Accrued expenses and other current liabilities	$7,396	$5,312
Other liabilities	$583	$1,325
Unrealized Gain (Loss) on Interest Rate Swaps

	Three Months Ended June 30,		Six Months Ended June 30,
Statement of Operations Classification (in thousands)	2024	2023	2024	2023
Interest expense, net	$(5,125)	$54,613	$11,622	$22,097
Other income (expense)	$(3,277)	$—	$(9,878)	$—
Cash Flow Hedges Reclassifications out of AOCI

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Interest expense, net	$1,985	$4,729	$4,114	$10,178
Income tax (benefit) expense	$(481)	$(1,143)	$(993)	$(2,457)
As of June 30, 2024 and December 31, 2023, AOCI, net of tax, related to previously designated cash flow hedges was $10 million and $13 million, respectively.
As of June 30, 2024, AOCI associated with previously designated cash flow hedges that is estimated to be reclassified to interest expense, net, within the next twelve months is not material.
7.     INCOME TAXES
Unrecognized Tax Benefits
The Company’s unrecognized tax benefits relate to tax years that remain subject to audit by the taxing authorities in the U.S. federal, state and local, and foreign jurisdictions. During the six months ended June 30, 2024, the Company did not have a material change to its unrecognized tax benefits from those disclosed in the 2023 Annual Report. Based on the current status of its income tax audits, the Company expects approximately $29 million of its unrecognized tax benefits will be resolved in the next twelve months.

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
The Company’s income tax expense for the three months ended June 30, 2024 was $60 million, resulting in an effective tax rate for the period of 32.2%. The effective tax rate primarily represents the federal statutory rate of 21.0%, a state tax rate, net of federal benefits, of 5.9%, and an unfavorable impact from dispositions of 5.0%.
The Company’s income tax expense for the three months ended June 30, 2023 was $67 million, resulting in an effective tax rate for the period of 26.9%. The effective tax rate primarily represents the federal statutory tax rate of 21.0%, and a state tax rate, net of federal benefits, of 5.0%.
The Company’s income tax expense for the six months ended June 30, 2024 was $116 million, resulting in an effective tax rate for the period of 28.6%. The effective tax rate primarily represents the federal statutory rate of 21.0%, a state tax rate, net of federal benefits, of 5.6%, and an unfavorable impact from dispositions of 2.3%.
The Company’s income tax expense for the six months ended June 30, 2023 was $86 million, resulting in an effective tax rate for the period of 27.6%. The effective tax rate primarily represents the federal statutory tax rate of 21.0%, a state tax rate, net of federal benefits, of 6.1%, an unfavorable impact from permanent non-deductible items of 1.5%, partially offset by favorable impacts from federal tax credits of 1.0%.
8.     EQUITY
Common Stock and Class B Common Stock
The Company has two classes of common stock, including Common Stock and Class B Common Stock.
During the six months ended June 30, 2024, shares issued resulted from the vesting of restricted stock units (“RSUs”) and stock option exercises related to share-based compensation awards.
Share Repurchase Plan
On January 24, 2024, the Company's Board of Directors announced a share repurchase plan (the “Share Repurchase Plan”), pursuant to which the Company is authorized to repurchase, through January 29, 2025, up to a maximum aggregate amount of $350 million of shares of the Company's Common Stock under this Share Repurchase Plan.
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
During the first quarter of 2024, the Company repurchased and retired 15 million shares of its Common Stock under the Share Repurchase Plan and paid approximately $93 million (or approximately $6.22 per share). Refer to Note 13 “Related Party Transactions” for further information.
There were no share repurchases during the three months ended June 30, 2024.
As of June 30, 2024, the Company had approximately $257 million remaining under the Share Repurchase Plan.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Dividends

(in thousands, except per share data)			Common Stock		Class B Common Stock
Declaration Date	Record Date	Payment Date	Per Share	Aggregate	Per Share	Aggregate
Six Months Ended June 30, 2024
1/24/2024	3/14/2024	4/4/2024	$0.055	$47,059	$0.055	$3,011
4/25/2024	6/13/2024	7/9/2024	0.055	47,137	0.055	3,011
		Total	$0.110	$94,196	$0.110	$6,022

Six Months Ended June 30, 2023
2/28/2023	3/16/2023	4/4/2023	$0.035	$30,342	$0.035	$1,916
5/2/2023	6/15/2023	7/6/2023	0.035	30,256	0.035	1,916
		Total	$0.070	$60,598	$0.070	$3,832
Subsequent Event - On August 1, 2024, the Company announced a dividend of $0.055 per share to holders of Common Stock and Class B Common Stock of record on September 13, 2024, which will be paid on October 4, 2024.
Accumulated Other Comprehensive Income (Loss)
There were no material reclassifications out of AOCI. Refer to Note 6 “Derivative Financial Instruments” for AOCI reclassifications associated with cash flow hedges.
9.     SHARE-BASED COMPENSATION
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
Other
The Company modified certain share-based compensation awards during the second quarter of 2024 and recorded additional share-based compensation expense of $11 million associated with the modifications.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10.     NET INCOME (LOSS) PER SHARE
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
Common Stock
Potential shares of Common Stock include (i) incremental shares related to the vesting or exercise of share-based compensation awards, warrants, and other options to purchase additional shares of the Company’s Common Stock calculated using the treasury stock method and (ii) incremental shares of Common Stock issuable upon the conversion of Class B Common Stock. Additionally, the basic and diluted earnings per share computations for Common Stock excludes approximately 7 million and 9 million unvested shares for the current and prior periods, respectively, as their vesting is contingent upon achievement of certain performance requirements.

	Three Months Ended June 30,		Six Months Ended June 30,
in thousands, except per share amounts	2024	2023	2024	2023
Allocation of income (loss) from continuing operations - basic	$118,589	$169,679	$272,664	$206,807
Dilutive effect	3,299	2,452	6,739	4,440
Allocation of income (loss) from continuing operations - diluted	$121,888	$172,131	$279,403	$211,247

Allocation of income (loss) from discontinued operations, net of tax - basic	$(31,756)	$(82,967)	$(99,771)	$(231,801)
Dilutive effect	—	—	—	—
Allocation of income (loss) from discontinued operations, net of tax - diluted	$(31,756)	$(82,967)	$(99,771)	$(231,801)

Weighted-average shares outstanding - basic	848,273	857,581	852,083	855,949
Dilutive effect(1)	60,855	59,278	61,392	63,271
Weighted-average shares outstanding - diluted	909,128	916,859	913,475	919,220

Income (loss) from continuing operations per share - basic	$0.14	$0.20	$0.32	$0.24
Income (loss) from continuing operations per share - diluted	$0.13	$0.19	$0.30	$0.23

Income (loss) per share from discontinued operations, net of tax - basic	$(0.04)	$(0.10)	$(0.12)	$(0.27)
Income (loss) per share from discontinued operations, net of tax - diluted	$(0.03)	$(0.09)	$(0.11)	$(0.25)
_________________
(1)    During the three and six months ended June 30, 2024, 22 million and 19 million shares of Common Stock that would be dilutive were excluded from the diluted earnings per share calculations because their effects would have been anti-dilutive.

During the three and six months ended June 30, 2023, 25 million and 18 million shares of Common Stock that would be dilutive were excluded from the diluted earnings per share calculations because their effects would have been anti-dilutive.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Class B Common Stock

	Three Months Ended June 30,		Six Months Ended June 30,
in thousands, except per share amounts	2024	2023	2024	2023
Allocation of net income (loss) from continuing operations - basic	$7,596	$10,759	$17,412	$13,194
Dilutive effect	(288)	(536)	(717)	(608)
Allocation of net income (loss) from continuing operations - diluted	$7,308	$10,223	$16,695	$12,586

Allocation of income (loss) from discontinued operations, net of tax - basic	$(2,035)	$(5,260)	$(6,360)	$(14,826)
Dilutive effect	—	—	—	—
Allocation of income (loss) from discontinued operations, net of tax - diluted	$(2,035)	$(5,260)	$(6,360)	$(14,826)

Weighted-average shares outstanding - basic	54,745	54,745	54,745	54,745
Dilutive effect(1)	—	—	—	—
Weighted-average shares outstanding - diluted	54,745	54,745	54,745	54,745

Net income (loss) from continuing operations per share - basic	$0.14	$0.20	$0.32	$0.24
Net income (loss) from continuing operations per share - diluted	$0.13	$0.19	$0.30	$0.23

Income (loss) per share from discontinued operations, net of tax - basic	$(0.04)	$(0.10)	$(0.12)	$(0.27)
Income (loss) per share from discontinued operations, net of tax - diluted	$(0.03)	$(0.09)	$(0.11)	$(0.25)
________________
(1)    There were no potential shares of Class B Common Stock during the periods presented.
11.     COMMITMENTS AND CONTINGENCIES
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
During the six months ended June 30, 2024 and 2023, $15 million and $25 million, respectively, of the Google Success Funds were approved for reimbursement to the Company for certain joint marketing and customer acquisition expenses incurred by the Company and primarily recorded as a reduction to advertising expenses, of which the Company received $15 million during the six months ended June 30, 2024.
Google Cloud Agreement Addendum
In December 2023, the Company and Google entered into an addendum to the Company’s existing agreement with Google for using Google cloud services (the “Google Cloud Agreement Addendum”), pursuant to which Google has agreed to provide certain credits, discounts, and other incentives for use of the Google Cloud Platform to the Company, and the Company has

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
During the six months ended June 30, 2024, the Company made purchases toward this commitment of $10 million.
Other Commitments
During the fourth quarter of 2023, the Company entered into an agreement with one of its vendors to purchase at least $190 million of security system equipment and components through March 2025. During the second quarter of 2024, the Company increased its commitment by approximately $130 million. This commitment is also satisfied through purchases made by the Company’s dealer network. During the six months ended June 30, 2024, purchases toward this commitment were $100 million.
Guarantees
In the normal course of business, the Company is liable for contract completion and product performance. As of June 30, 2024 and December 31, 2023, the Company’s guarantees primarily relate to standby letters of credit related to its insurance programs and totaled $78 million for both periods, respectively. The Company does not believe such obligations will materially affect its financial position, results of operations, or cash flows.
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
The Company records accruals for losses that are probable and reasonably estimable. These accruals are based on a variety of factors such as judgment, probability of loss, opinions of internal and external legal counsel, and actuarially determined estimates of claims incurred but not yet reported based upon historical claims experience. Legal costs in connection with claims and lawsuits in the ordinary course of business are expensed as incurred. Additionally, the Company records insurance recovery receivables or other indemnifications from third-parties when recovery has been determined to be probable. The Company has not accrued for any losses for which the likelihood of loss cannot be assessed, is less than probable, or the range of possible loss cannot be estimated.
As of June 30, 2024 and December 31, 2023, the Company’s accrual for ongoing claims and lawsuits within the scope of an insurance program, including amounts related to the Solar Business, totaled $107 million and $110 million, respectively. The Company’s accrual related to ongoing claims and lawsuits not within the scope of an insurance program is not material.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12.     LEASES
Company as Lessee
As part of normal operations, the Company leases real estate, vehicles, and equipment primarily through its main operating entity, ADT LLC.
Right-of-Use Assets and Lease Liabilities

(in thousands)			June 30, 2024	December 31, 2023
Presentation and Classification:
Operating	Current	Prepaid expenses and other current assets	$56	$68
Operating	Non-current	Other assets	82,889	85,649
Finance	Non-current	Property and equipment, net(1)	71,087	65,368
Total right-of-use assets			$154,032	$151,085

Operating	Current	Accrued expenses and other current liabilities	$19,282	$13,035
Finance	Current	Current maturities of long-term debt	26,841	25,741
Operating	Non-current	Other liabilities	76,786	80,189
Finance	Non-current	Long-term debt	49,878	43,727
Total lease liabilities			$172,787	$162,692
_________________
(1)Finance right-of-use assets are recorded net of accumulated depreciation, which was approximately $58 million and $50 million as of June 30, 2024 and December 31, 2023, respectively.
Lease Cost

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Operating lease cost	$6,709	$7,888	$13,578	$15,990
Finance lease cost:
Amortization of right-of-use assets	5,719	3,113	10,108	5,789
Interest on lease liabilities	1,322	405	2,405	785
Variable lease costs	8,872	9,136	15,727	19,820
Total lease cost	$22,622	$20,542	$41,818	$42,384
Right-of-Use Assets Obtained in Exchange for Lease Obligations(1)

	Six Months Ended June 30,
(in thousands)	2024	2023
Operating leases	$8,930	$17,563
Finance leases	$28,557	$33,116
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
13.     RELATED PARTY TRANSACTIONS
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
Other
During the six months ended June 30, 2024, other fees incurred to Apollo were not material.
During the six months ended June 30, 2023, the Company incurred fees to Apollo of $1 million related to Apollo’s performance of placement agent services related to the initial funding of the Term Loan A Facility.
State Farm
State Farm owns more than 10% of the Company’s issued and outstanding common stock, and as a result, is a related party.
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
As of June 30, 2024 and December 31, 2023, the balance in the portion of the Opportunity Fund held by the Company was $89 million and $94 million, respectively.
During the six months ended June 30, 2024 and 2023, the Company made payments from the Opportunity Fund of $7 million and $5 million, respectively. Interest earned on the Opportunity Fund was not material.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Sunlight Financial LLC
ADT Solar used Sunlight Financial LLC (“Sunlight”), an entity previously affiliated with Apollo, to access certain loan products for ADT Solar customers. As of December 2023, Sunlight was no longer affiliated with Apollo, and as a result, was no longer a related party.
During the three and six months ended June 30, 2023, total loans funded by Sunlight were $16 million and $61 million, respectively, and the Company incurred financing fees of $3 million and $9 million, respectively.

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
As of June 30, 2024, we served approximately 6.4 million security monitoring service subscribers.
Our mission is to empower people to protect and connect what matters most with safe, smart, and sustainable solutions, delivered through innovative offerings, unrivaled safety, and a premium experience because we believe that everyone deserves to feel safe.
Basis of Presentation
As a result of the Commercial Divestiture and ADT Solar Exit, we currently report our results as a single operating and reportable segment, which reflects the business operations of our former CSB segment. All financial information presented in this section has been prepared in U.S. dollars in accordance with GAAP, excluding any non-GAAP measures, and includes the accounts of ADT Inc. and its wholly-owned subsidiaries. All intercompany transactions have been eliminated. Results of the Company’s Solar and former Commercial businesses are presented within discontinued operations.

Business Updates
ADT Solar Exit
As discussed in Note 1 “Description of Business and Summary of Significant Accounting Policies” and Note 3 “Divestitures,” in January 2024, the Board approved a plan to fully exit the Solar Business. The results of operations and financial position of the Solar Business are classified as a discontinued operation in the Company’s Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets, respectively, for all periods presented. Additionally, the cash flows and comprehensive income (loss) of the Solar Business have not been segregated and are included in the Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Comprehensive Income (Loss), respectively.
During the three and six months ended June 30, 2024, we incurred aggregate exit charges of $13 million and $89 million, respectively, which have been recognized within income (loss) from discontinued operations, net of tax, related to (i) $1 million and $36 million, respectively, associated with the write-down and disposition of inventory and asset impairments, (ii) $10 million and $29 million, respectively, associated with the disposition of the existing installation pipeline, (iii) $1 million and $12 million, respectively, associated with employee separation costs, and (iv) $2 million and $12 million, respectively, associated with contract termination and other charges..
We do not expect the remaining charges associated with the ADT Solar Exit to be material.
Additionally, during the six months ended June 30, 2024, we paid $18 million, primarily related to employee separation and other restructuring costs, and we may spend an additional $30 million - $50 million associated with expenditures related to the ADT Solar Exit.
The estimated charges and cash expenditures resulting from the ADT Solar Exit could change materially due to various factors including unknown or unforeseen costs.
The Company’s reported operating metrics, gross customer revenue attrition and recurring monthly revenue (as defined and discussed below), were not impacted by the ADT Solar Exit.
Commercial Divestiture
As discussed in Note 1 “Description of Business and Summary of Significant Accounting Policies” and Note 3 “Divestitures,” we divested our Commercial Business during the fourth quarter of 2023. The results of the Commercial Business are classified as a discontinued operation in the Company’s Condensed Consolidated Statements of Operations for the historical periods presented. Additionally, for periods prior to the Commercial Divestiture, the cash flows and comprehensive income (loss) of the Commercial Business have not been segregated and are included in the Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Comprehensive Income (Loss), respectively, for any period presented prior to the Commercial Divestiture.
The Company’s reported operating metrics, gross customer revenue attrition and recurring monthly revenue (as defined and discussed below), have been recast for any period prior to the sale to exclude the Commercial Business.
Income received in connection with the Commercial TSA is recognized in other income (expense), and the expenses incurred by the Company to support the transition are recorded based on the nature of the expense.
FACTORS AFFECTING OPERATING RESULTS
The factors described herein could have a material adverse effect on our business, financial condition, results of operations, cash flows, and key performance indicators. Unless otherwise noted, our results of operations discussed below relate to continuing operations and may be impacted by the ADT Solar Exit and Commercial Divestiture.
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
Our results are impacted by the mix of transactions under a Company-owned equipment model versus a customer-owned equipment model (referred to as outright sales), as there are different accounting treatments applicable to each model, as well as the mix, price, and type of offerings sold. Beginning in the second quarter of 2024, a growing number of our direct channel new customer adds are outright sales. As we continue to build our partnership with Google, introduce new or enhance our current offerings, and refine our go-to-market approach, we expect to continue to see a shift toward an increasing proportion of outright sales transactions, which will impact results in future periods when those changes occur. We have experienced an increase in the number of ADT self set-up customers sold under an outright sales model, which typically have lower monthly recurring fees than our professional installations, but we believe these customers will allow us to grow our subscriber base through access to the fast-growing do-it-yourself (“DIY”) market.
We may experience an increase in costs associated with factors such as, but not limited to, (i) offering a wider variety of products and services; (ii) providing a greater mix of interactive and smart home solutions; (iii) replacing or upgrading certain system components or technology due to technological advancements, cybersecurity upgrades, or otherwise; (iv) supply chain disruptions; (v) inflationary pressures on costs such as materials, labor, and fuel; and (vi) other changes in prices, interest rates, or terms from our suppliers, vendors, or third-party lenders.
As part of our response to changes or pressures in the current macroeconomic environment, we have been evaluating, and continue to evaluate, cost-saving opportunities such as leveraging technology, reducing headcount or our physical facilities footprint when appropriate, and reducing non-essential spend. While we have experienced some increase in costs as a result of inflation, we have, for the most part, been able to offset the rising costs through price increases to our customers, as well as cost-saving opportunities.
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
End-of-Period RMR (“RMR”)
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
RESULTS OF OPERATIONS

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except as otherwise indicated)	2024	2023	$ Change	2024	2023	$ Change
Revenue:
Monitoring and related services	$1,068,065	$1,043,255	$24,810	$2,130,717	$2,071,888	$58,829
Security installation, product, and other	136,494	124,822	11,672	263,514	228,665	34,849
Total revenue	1,204,559	1,168,077	36,482	2,394,231	2,300,553	93,678
Cost of revenue (exclusive of depreciation and amortization shown separately below):
Monitoring and related services	151,192	142,488	8,704	305,905	304,276	1,629
Security installation, product, and other	45,042	45,222	(180)	84,634	75,058	9,576
Total cost of revenue	196,234	187,710	8,524	390,539	379,334	11,205
Selling, general, and administrative expenses	388,440	319,218	69,222	747,003	654,417	92,586
Depreciation and intangible asset amortization	333,859	320,726	13,133	666,861	679,120	(12,259)
Merger, restructuring, integration, and other	1,851	8,325	(6,474)	13,504	22,624	(9,120)
Operating income (loss)	284,175	332,098	(47,923)	576,324	565,058	11,266
Interest expense, net	(109,700)	(83,478)	(26,222)	(197,150)	(254,411)	57,261
Other income (expense)	11,550	519	11,031	27,172	(671)	27,843
Income (loss) from continuing operations before income taxes and equity in net earnings (losses) of equity method investee	186,025	249,139	(63,114)	406,346	309,976	96,370
Income tax benefit (expense)	(59,840)	(66,963)	7,123	(116,270)	(85,560)	(30,710)
Income (loss) from continuing operations before equity in net earnings (losses) of equity method investee	126,185	182,176	(55,991)	290,076	224,416	65,660
Equity in net earnings (losses) of equity method investee	—	(1,738)	1,738	—	(4,415)	4,415
Income (loss) from continuing operations	126,185	180,438	(54,253)	290,076	220,001	70,075
Income (loss) from discontinued operations, net of tax	(33,791)	(88,227)	54,436	(106,131)	(246,627)	140,496
Net income (loss)	$92,394	$92,211	$183	$183,945	$(26,626)	$210,571

Key Performance Indicators:(1)
End-of-period RMR	$355,179	$347,567	$7,612	$355,179	$347,567	$7,612
Gross customer revenue attrition (percent)	12.9%	12.9%	N/A*	12.9%	12.9%	N/A*
Adjusted EBITDA(2)	$629,287	$640,812	$(11,525)	$1,266,978	$1,230,843	$36,135
_______________________
(1)Refer to the “—Key Performance Indicators” section for the definitions of these key performance indicators.
(2)Adjusted EBITDA is a non-GAAP measure. Refer to the “—Non-GAAP Measures” section for the definition of this term and a reconciliation to the most comparable GAAP measure.
*N/A — Not applicable.

Revenue
During the three and six months ended June 30, 2024, revenue, as compared to the prior periods, primarily reflects:
•Monitoring and related services (“M&S Revenue”): higher recurring revenue of $25 million and $59 million, respectively, primarily driven by an increase in average prices.
•Security installation, product, and other: (i) an increase in the amortization of deferred subscriber acquisition revenue of $13 million and $26 million, respectively, associated with customers under a Company-owned model, as well as (ii) an increase in installation revenue of $9 million for the six months ended June 30, 2024, primarily driven by a higher volume of outright sales transactions and higher installation revenue per unit associated with new customers under the outright sales transaction model.
The increase in RMR, as compared to the prior period, was primarily driven by an increase in average prices on new and existing subscribers.
Gross customer revenue attrition, as compared to the prior period, remained flat and included higher non-payment disconnects offset by a decrease in voluntary and other disconnects as well as relocations.
Cost of Revenue
During the three months ended June 30, 2024, cost of revenue, as compared to the prior period, reflects an increase in monitoring and related service costs of $9 million primarily due to higher interactive fees and other customer service initiatives.
During the six months ended June 30, 2024, cost of revenue, as compared to the prior period, reflects an increase in installation costs of $10 million primarily due to a higher volume of outright sales transactions.
Selling, General, and Administrative Expenses
The increase in SG&A during the three and six months ended June 30, 2024, respectively, as compared to the prior period, was primarily driven by:
•an increase in general and administrative costs of $28 million and $35 million, which includes a current year charge and prior year credit related to legal settlements in an aggregate amount of approximately $40 million,
•an increase in the allowance for credit losses of $20 million and $30 million, as a result of an increase in customer delinquencies,
•an increase in share-based compensation costs of $13 million and $8 million, primarily due to certain award modifications and
•an increase in selling costs of $8 million and $21 million, primarily related to the amortization of deferred subscriber acquisition costs and commissions.
Depreciation and Intangible Asset Amortization
During the three months ended June 30, 2024, the increase in depreciation and intangible asset amortization, as compared to the prior period, was primarily driven by increases related to acquired customer contracts and subscriber system assets of $6 million and $4 million, respectively.
During the six months ended June 30, 2024, the decrease in depreciation and intangible asset amortization, as compared to the prior period, was primarily driven by a decrease in the amortization of customer relationship intangible assets of $32 million, primarily related to certain assets acquired as part of the acquisition of The ADT Security Corporation in 2016, partially offset by an increase in the amortization of acquired customer contracts and subscriber system assets of $13 million and $5 million, respectively.

Interest Expense, Net
During the three months ended June 30, 2024, the increase in interest expense, net, as compared to the prior year period, was primarily driven by a decrease in net unrealized gains of $60 million on our interest rate swaps, partially offset by lower interest expense primarily related to lower principal amounts outstanding on our First Lien Term Loan B due 2030 and our ADT Notes due 2024.
During the six months ended June 30, 2024, the decrease in interest expense, net, as compared to the prior year period, was primarily driven by lower interest expense primarily related to lower principal amounts outstanding on our First Lien Term Loan B due 2030 and our ADT Notes due 2024, partially offset by a decrease in net unrealized gains of $10 million on our interest rate swaps.
Other Income (Expense)
During the three and six months ended June 30, 2024, the increases in other income (expense), as compared to the prior periods, was primarily due to income received under the Commercial TSA.
Income Tax Benefit (Expense)
During the three months ended June 30, 2024, income tax expense was $60 million, resulting in an effective tax rate for the period of 32.2%. This primarily represents the federal statutory tax rate of 21.0%, a state tax rate, net of federal benefits, of 5.9%, and an unfavorable impact from dispositions of 5.0%.
During the three months ended June 30, 2023 income tax expense was $67 million, resulting in an effective tax rate for the period of 26.9% This primarily represents the federal statutory tax rate of 21.0% and a state tax rate, and net of federal benefits, of 5.0%.
During the six months ended June 30, 2024, income tax expense was $116 million, resulting in an effective tax rate for the period of 28.6%. This primarily represents the federal statutory tax rate of 21.0%, a state tax rate, net of federal benefits, of 5.6%, and an unfavorable impact from dispositions of 2.3%.
During the six months ended June 30, 2023, income tax expense was $86 million, resulting in an effective tax rate for the period of 27.6%. This primarily represents the federal statutory tax rate of 21.0%, a state tax rate, net of federal benefits, of 6.1%, an unfavorable impact from permanent non-deductible items of 1.5%, partially offset by favorable impacts from federal tax credits of 1.0%.
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
Net Operating Losses
During 2023, we utilized a significant portion of our net operating losses (“NOLs”) to offset the gain generated from the sale of the Commercial Business. As of December 31, 2023, we disclosed that we expect to utilize our remaining NOLs during 2024. The Company expects to become a federal cash taxpayer in 2025 depending on future losses generated by the business, specifically with regard to the ADT Solar Exit.

NON-GAAP MEASURES
To provide investors with additional information in connection with our results as determined in accordance with GAAP, we disclose Adjusted EBITDA as a non-GAAP measure. This measure is not a financial measure calculated in accordance with GAAP, and it should not be considered as a substitute for net income, income (loss) from continuing operations, operating income, or any other measure calculated in accordance with GAAP, and may not be comparable to similarly titled measures reported by other companies.
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
The table below reconciles Adjusted EBITDA to income (loss) from continuing operations:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2024	2023	$ Change	2024	2023	$ Change
Income (loss) from continuing operations	$126,185	$180,438	$(54,253)	$290,076	$220,001	$70,075
Interest expense, net	109,700	83,478	26,222	197,150	254,411	(57,261)
Income tax expense (benefit)	59,840	66,963	(7,123)	116,270	85,560	30,710
Depreciation and intangible asset amortization	333,859	320,726	13,133	666,861	679,120	(12,259)
Amortization of deferred subscriber acquisition costs	54,730	45,968	8,762	109,335	90,200	19,135
Amortization of deferred subscriber acquisition revenue	(86,182)	(73,610)	(12,572)	(169,558)	(143,308)	(26,250)
Share-based compensation expense	21,284	8,451	12,833	29,359	20,995	8,364
Merger, restructuring, integration, and other	1,851	8,325	(6,474)	13,504	22,624	(9,120)
Other, net(1)	8,020	73	7,947	13,981	1,240	12,741
Adjusted EBITDA (from continuing operations)	$629,287	$640,812	$(11,525)	$1,266,978	$1,230,843	$36,135
________________
(1) During 2024, primarily includes unrealized (gains) / losses on interest rate swaps presented within other income (expense) and loss on extinguishment of debt.

The factors listed below exclude amounts that are outside of our definition of Adjusted EBITDA. Refer to the discussions above under “—Results of Operations” for further details.

During the three months ended June 30, 2024 the decrease in Adjusted EBITDA, as compared to the prior period, was primarily due to:
•higher selling, general, and administrative expenses, excluding commissions, of $45 million including negative impacts from legal settlements of $40 million and higher provision for credit losses of $20 million, partially offset by
•higher M&S Revenue, net of the associated costs, of $18 million and
•higher other income of $15 million, including TSA income.
During the six months ended June 30, 2024, the increase in Adjusted EBITDA, as compared to the prior period, was primarily due to:
•higher M&S Revenue, net of the associated costs, of $62 million,
•higher other income of $32 million, including TSA income, partially offset by
•higher selling, general, and administrative expenses, excluding commissions, of $60 million, including negative impacts from legal settlements of $40 million and higher provision for credit losses of $30 million.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and capital resources primarily consisted of the following:

(in thousands)	June 30, 2024
Cash and cash equivalents	$37,883
Restricted cash and restricted cash equivalents	$111,034
Availability under First Lien Revolving Credit Facility	$575,000
Uncommitted available borrowing capacity under 2020 Receivables Facility	$126,145
Carrying amount of total debt outstanding, including finance leases	$7,724,470
Liquidity
We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our credit facilities, and the issuance of equity and/or debt securities as appropriate given market conditions. Our future cash needs are expected to include cash for operating activities including working capital, principal and interest payments on our debt, capital expenditures, potential dividend payments to our stockholders, potential share repurchases under our Share Repurchase Plan, and from time to time, strategic investments, bulk account purchases, or other initiatives that we may undertake.
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
Share Repurchase Plan
On January 24, 2024, our Board of Directors announced the Share Repurchase Plan (the “Share Repurchase Plan”), pursuant to which the Company is authorized to repurchase, through January 29, 2025, up to a maximum aggregate amount of $350 million of shares of our Common Stock under the Share Repurchase Plan. As of June 30, 2024, we have approximately $257 million remaining under the Share Repurchase Plan.

ADT Solar Exit
During the six months ended June 30, 2024, we paid $18 million, and we may spend an additional $30 million - $50 million, associated with the ADT Solar Exit.
Other Contractual Obligations
As discussed in Note 11 “Commitments and Contingencies,” during the six months ended June 30, 2024, we made purchases toward our $200 million commitment under the Google Cloud Agreement Addendum of $10 million.
In addition, during the six months ended June 30, 2024, purchases toward our commitment to one of our vendors to purchase at least $320 million of security system equipment and components were $100 million.
Long-Term Debt
Significant changes and activity related to our long-term debt since our 2023 Annual Report are discussed below. Refer to Note 5 “Debt” for further discussion on our debt agreements and activity.
First Lien Credit Agreement
In April 2024, we amended and restated the First Lien Credit Agreement, which reduced the interest rate on our First Lien Term Loan B due 2030 from Term SOFR +2.50% to Term SOFR +2.25%.
In May 2024, we amended and restated the First Lien Credit Agreement, which included the exchange of $143 million principal amount of loans under the Company’s Term Loan A Facility for its First Lien Term Loan B due 2030. In addition, later that month, we further amended and restated the First Lien Credit Agreement, pursuant to which we incurred an additional $474 million of outstanding principal under the First Lien Term B Loan due 2030 and used the proceeds used to pay off the remaining outstanding balance of the Term Loan A Facility.
Proceeds and repayments of long-term borrowings include the impact of $646 million from the amendments described above. In addition, loss on extinguishment of debt and financing and consent fees were not material as a result of these amendments.
During the six months ended June 30, 2024, we borrowed $260 million and repaid $260 million under the First Lien Revolving Credit Facility.
Term Loan A Facility Redemption
In May 2024 the Company exchanged $143 million of loans under its Term Loan A Facility for its First Lien Term Loan B due 2030, as discussed above. In addition, later that month, the Company redeemed the remaining outstanding principal balance of $474 million of its Term Loan A Facility, excluding accrued and unpaid interest, using proceeds under the First Lien Term Loan B due 2030, as discussed above. As a result, the Term Loan A Facility has been terminated.
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
In April 2024, we further amended the agreement governing the 2020 Receivables Facility, pursuant to which, among other things, the borrowing capacity was increased from $500 million to $550 million and the uncommitted revolving period was extended from April 2024 to April 2025. In addition, proceeds and repayments of long-term borrowings include the impact of $32 million from the amendments described above.
As of June 30, 2024, the outstanding balance was $424 million.

Solar Receivables Facility
On August 2, 2023, we entered into the Solar Receivables Facility Financing Agreement to finance receivables generated by the installation of residential solar systems, which, among other things, provides for an uncommitted revolving loan facility in the aggregate principal amount of up to $300 million. As of June 30, 2024, we have not borrowed any amounts under the Solar Receivable Facility, and given the ADT Solar Exit, we do not expect to borrow any amounts under the Solar Receivables Facility. The Solar Receivables Facility’s uncommitted revolving period will expire in August 2024.
Debt Covenants
As of June 30, 2024, we were in compliance with all financial covenant and other maintenance tests for all our debt obligations. We do not believe there is a material risk of future noncompliance with our financial covenant and other maintenance tests.
Dividends
During the six months ended June 30, 2024 and 2023, we declared aggregate dividends of $94 million ($0.055 per share) and $61 million ($0.035 per share) on our Common Stock, respectively, and $6 million ($0.055 per share) and $4 million ($0.035 per share) on our Class B Common Stock, respectively.
On August 1, 2024, we announced a dividend of $0.055 per share to holders of Common Stock and Class B Common Stock of record on September 13, 2024, which will be paid on October 4, 2024.
Cash Flow Analysis
The amounts and discussion below include cash flows from both continuing operations and discontinued operations, as appropriate, consistent with the presentation on the Statements of Cash Flows.

	Six Months Ended June 30,
(in thousands)	2024	2023	$ Change
Net cash provided by (used in):
Operating activities	$927,005	$799,435	$127,570
Investing activities	$(632,693)	$(654,700)	$22,007
Financing activities	$(275,345)	$(257,515)	$(17,830)
Cash Flows from Operating Activities
The increase in net cash provided by operating activities, as compared to the prior period, was primarily due to a decrease in cash interest of $98 million primarily related to reduced principal balances on our debt, lower employee-related payments, and the benefit of lower outflows in the current year related to our Solar business. This increase was partially offset by the results of the former Commercial business and proceeds from a legal settlement received in the prior period.
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
Cash Flows from Investing Activities
The decrease in net cash used in investing activities, as compared to the prior period, was primarily due to:
•a decrease in subscriber system assets expenditures of $36 million due to fewer adds partially offset by
•an increase in dealer generated customer accounts and bulk account purchases of $8 million.
Cash Flows from Financing Activities
The increase in net cash used in financing activities, as compared to the prior period, was primarily due to:
•share repurchases during the current period of $93 million,
•an increase in net repayments on our 2020 Receivables Facility of $60 million, partially offset by
•a decrease in net repayments on our long-term debt of $111 million.

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
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain information that may constitute “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 and are made in reliance on the safe harbor protections provided thereunder. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that all statements contained in this Form 10-Q that are not clearly historical in nature, including statements regarding ADT’s exit of the residential solar business and the expected costs and benefits of such exit; the Commercial Divestiture; the expected timetable for realizing expected benefits and synergies of the Commercial Divestiture and ADT Solar Exit including that the costs of the ADT Solar Exit may exceed our best estimates; the integration of strategic bulk purchases of customer accounts; the strategic investment by and long term partnership with State Farm; anticipated financial performance, including the Company’s ability to achieve its stated guidance metrics and to reduce debt or improve leverage ratios, or to achieve or maintain its long-term leverage goals; management’s plans and objectives for future operations; the successful development, commercialization, and timing of new or joint products; the expected timing of product commercialization with State Farm or any changes thereto, including the ADT home security program for State Farm; business prospects; outcomes of regulatory proceedings; market conditions; our ability to deploy our business continuity and disaster plans and procedures to successfully respond to catastrophic events; our strategic partnership and ongoing relationship with Google; the expected timing of product commercialization with Google or any changes thereto; the successful internal development, commercialization, and timing of our next generation platform and innovative offerings; the successful conversion of customers who continue to utilize outdated technology; the current and future market size for existing, new, or joint products; any stated or implied outcomes with regards to the foregoing; and other matters. Any stated or implied outcomes with regards to the foregoing are forward-looking.
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
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2024, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2024, there were no changes in our ICFR identified in our management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During 2023, ADT began a multi-year IT transformation project by which we are migrating much of ADT’s infrastructure to the cloud. The initiative includes certain aspects of our customer relationship management and enterprise resource planning systems. In 2024, we nationally launched our customer relationship management system for our residential pro-install customers, which resulted in changes to our processes and procedures as well as to our internal control over financial reporting; however, we concluded that this launch has not currently materially affected our internal control over financial reporting. In addition, the transition to our new enterprise resource planning system has recently started and is not planned to be implemented until the second half of 2025.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
See Note 11 “Commitments and Contingencies” to the condensed consolidated financial statements under the heading “Legal Proceedings” included in this Quarterly Report on Form 10-Q for legal proceedings and related matters.
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
As of the date of this report, we have two independent committee members on each of the Nominating and Corporate Governance and the Compensation Committees of the Board, our Audit Committee is comprised entirely of independent directors and we are in compliance with the phase-in requirements described above. Until we are fully subject to these requirements, our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.
Apollo continues to exert significant influence over us, and its interests may conflict with our interests and the interests of other stockholders.
While we are no longer a “controlled company,” Apollo continues to be able to exert significant influence over us and as of June 30, 2024 had the right to, among other things, nominate 50% of our directors pursuant to the Amended and Restated Stockholders Agreement, dated December 14, 2018, (the “Stockholders Agreement”) between the Company and Ultimate Parent and the Co-Investors (as defined therein). The interests of Apollo and its affiliates, including funds affiliated with Apollo, could conflict with or differ from our interests or the interests of our other stockholders. For example, the concentration of ownership held by funds affiliated with Apollo could (i) delay, defer, or prevent a change in control of our company, (ii) impede a merger, takeover, or other business combination which may otherwise be favorable for us or that another stockholder may otherwise view favorably or (iii) cause us to enter into transactions or agreements that are not in the best interests of all stockholders. Additionally, Apollo and its affiliates are in the business of making investments in companies and may, from time to time, acquire and hold interests in or provide advice to businesses that compete directly or indirectly with us, or are suppliers or customers of ours. Apollo and its affiliates may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. Any such investment may increase the potential for the conflicts of interest discussed in this risk factor. So long as funds affiliated with Apollo continue to directly or indirectly own a significant amount of our equity, even if such amount is less than 50%, Apollo and its affiliates will continue to be able to substantially influence or effectively control our ability to enter into corporate transactions.
In addition, we are party to the Stockholders Agreement with Ultimate Parent and the Co-Investor. The Stockholders Agreement specifies that we will not take certain significant actions without the prior consent of Ultimate Parent, including, among other things, hiring or terminating any Executive Officer of our company, designating any new Executive Officer of our company, entering into certain merger, consolidation or other “change of control” transactions or changing the size of our Board. The Stockholders Agreement also specifies that Ultimate Parent has the right to nominate individuals for election to our Board and that we are, to the fullest extent permitted by applicable law, required to nominate and recommend that each such individual be elected as a director, and the right to designate a member to each committee of our Board. Relatedly, our amended and restated Bylaws (the “Bylaws”) provide that Ultimate Parent and the Co-Investor have the right, subject to certain conditions, to have their representatives appointed to serve on committees of our Board. Recently, stockholders agreements and bylaw provisions of this nature have been challenged on the basis that they conflict with the Delaware General Corporate Law (“DGCL”). Following the recent decision from the Court of Chancery of the State of Delaware in West Palm Beach Firefighters’ Pension Fund v. Moelis & Company holding that certain of those types of provisions are invalid under the DGCL, the Board received two demands from purported stockholders requesting that the Board take all action necessary to amend the Stockholders Agreement and the Bylaws to comply with the DGCL. Absent such changes, the purported stockholders threatened to take further action, including possibly commencing litigation. On July 17, 2024, the Governor of Delaware signed into law certain amendments to the DGCL, which became effective August 1, designed to address concerns following the Moelis decision (the “DGCL Amendments”). Among other things, the DGCL Amendments provide that even outside of its certificate of incorporation, a corporation can enter into agreements giving stockholders consent rights or specifying that the corporation, stockholders, or directors will take certain actions or will refrain from taking certain actions. The DGCL Amendments state that they do not apply to or affect any civil action or proceeding completed or pending on or before August 1, in which case the provisions of the DGCL predating the DGCL Amendments apply. As of the latest practicable time prior to filing this Quarterly Report on Form 10-Q, the Company is not aware of any such suit having been filed against the Company, but it is possible that any such suit may not yet be publicly available on the court docket.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Recent Sales of Unregistered Equity Securities
There were no sales of unregistered equity securities during the six months ended June 30, 2024.
Use of Proceeds from Registered Equity Securities
We did not receive any proceeds from sales of registered equity securities during the six months ended June 30, 2024.

Issuer Purchases of Equity Securities
The following table presents repurchases of shares of the Company’s Common Stock during the three months ended June 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
April 1, 2024 - April 30, 2024	—	$—	—	$256,644
May 1, 2024 - May 31, 2024	—	$—	—	$256,644
June 1, 2024 - June 30, 2024	—	$—	—	$256,644
Total	—	$—	—	$256,644
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
None.
ITEM 5. OTHER INFORMATION.
During the three months ended June 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
MIRA Amendment
On August 1, 2024, the Amended and Restated Management Investor Rights Agreement among the Company, Ultimate Parent, and certain security holders (the “MIRA”), was amended by to, among other things, limit the applicability of the MIRA to certain current and former members of the Company’s executive leadership team (the “MIRA Amendment”).
The foregoing description of the MIRA Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the MIRA Amendment, which is filed as Exhibit 10.6 to this Quarterly Report on Form 10-Q.
ITEM 6. EXHIBITS.
The exhibits listed on the accompanying Index to Exhibits are filed/furnished or incorporated by reference as part of this Quarterly Report on Form 10-Q.

INDEX TO EXHIBITS
The information required by this Item is set forth on the exhibit index below.

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	Exhibit	Filing Date
3.1*	Amended and Restated Certificate of Incorporation of ADT Inc.
3.2	Amended and Restated Bylaws of ADT Inc.	8-K	3.1	9/18/2023
10.1	Sixth Amendment to the Receivables Financing Agreement, among ADT Finance LLC, Mizuho Bank, Ltd., ADT LLC, MUFG Bank, Ltd., Starbird Funding Corporation, and BNP Paribas, dated as of April 10, 2024	8-K	10.1	4/12/2024
10.2	Incremental Assumption and Amendment Agreement No. 14, dated as of April 15, 2024, by and among Prime Security Services Holdings, LLC, Prime Security Services Borrower, LLC, The ADT Security Corporation, the subsidiary loan parties party thereto, the lenders party thereto and Barclays Bank PLC, as administrative agent	8-K	10.1	4/15/2024
10.3	Incremental Assumption and Amendment Agreement No. 15, dated as of May 15, 2024, by and among Prime Security Services Holdings, LLC, Prime Security Services Borrower, LLC, The ADT Security Corporation, the subsidiary loan parties party thereto, the lenders party thereto, Barclays Bank PLC, as administrative agent under the Existing Credit Agreement (as defined therein), and Barclays Bank PLC, as administrative agent under the TLA Credit Agreement (as defined therein).	8-K	10.1	5/15/2024
10.4	Incremental Assumption and Amendment Agreement No. 16, dated as of May 24, 2024, by and among Prime Security Services Holdings, LLC, Prime Security Services Borrower, LLC, The ADT Security Corporation, the subsidiary loan parties party thereto, the lenders party thereto and Barclays Bank PLC, as administrative agent.	8-K	10.1	5/24/2024
10.5+*	Second Amendment to the ADT Inc. 2018 Omnibus Incentive Plan, dated May 22, 2024.
10.6+*^	Amendment No. 2 to Amended and Restated Management Investor Rights Agreement, dated as of August 1, 2024 by Prime Security Services TopCo Parent
31.1*	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
31.2*	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
32.1**	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	XBRL Instant Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document
_________________________
^ Certain schedules and similar attachments have been omitted. The Company agrees to furnish supplementally a copy of any omitted schedule or attachment to the SEC upon its request.
* Filed herewith.
** Furnished herewith.
+ Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADT Inc.

Date:	August 1, 2024	By:	/s/ Jeffrey Likosar
		Name:	Jeffrey Likosar
		Title:	President, Corporate Development and Transformation, and Chief Financial Officer (Principal Financial Officer)