Form 10-Q
period 2024-09-30
ADT Inc.
filed 2024-10-24
CIK 1703056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 17, 2024, there were 852,268,869 shares outstanding of the registrant’s common stock, $0.01 par value per share, and 54,744,525 shares outstanding of the registrant’s Class B common stock, $0.01 par value per share.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$95,338	$14,621
Restricted cash and restricted cash equivalents	109,411	115,329
Accounts receivable, net of allowance for credit losses of $63,995 and $46,850, respectively	396,913	370,201
Inventories, net	203,007	201,394
Prepaid expenses and other current assets	194,902	242,192
Current assets of discontinued operations	3,322	60,957
Total current assets	1,002,893	1,004,694
Property and equipment, net	259,554	253,658
Subscriber system assets, net	3,003,196	3,005,936
Intangible assets, net	4,898,878	4,877,493
Goodwill	4,903,899	4,903,899
Deferred subscriber acquisition costs, net	1,288,840	1,175,904
Other assets	726,732	699,231
Noncurrent assets of discontinued operations	569	43,279
Total assets	$16,084,561	$15,964,094

Liabilities and stockholders' equity
Current liabilities:
Current maturities of long-term debt	$196,563	$312,061
Accounts payable	226,614	277,201
Deferred revenue	249,920	255,221
Accrued expenses and other current liabilities	533,959	556,114
Current liabilities of discontinued operations	38,301	79,611
Total current liabilities	1,245,357	1,480,208
Long-term debt	7,524,523	7,513,456
Deferred subscriber acquisition revenue	2,058,273	1,914,954
Deferred tax liabilities	1,116,665	1,027,189
Other liabilities	230,231	219,069
Noncurrent liabilities of discontinued operations	12,227	20,572
Total liabilities	12,187,276	12,175,448

Commitments and contingencies (See Note 11)

Stockholders' equity:
Preferred stock—authorized 1,000,000 shares of $0.01 par value; zero issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock—authorized 3,999,000,000 shares of $0.01 par value; issued and outstanding shares of 857,250,221 and 867,432,337 as of September 30, 2024 and December 31, 2023, respectively	8,573	8,674
Class B common stock—authorized 100,000,000 shares of $0.01 par value; issued and outstanding shares of 54,744,525 as of September 30, 2024 and December 31, 2023	547	547
Additional paid-in capital	7,358,241	7,413,305
Accumulated deficit	(3,458,579)	(3,617,718)
Accumulated other comprehensive income (loss)	(11,497)	(16,162)
Total stockholders' equity	3,897,285	3,788,646
Total liabilities and stockholders' equity	$16,084,561	$15,964,094
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Monitoring and related services	$1,077,550	$1,053,456	$3,208,267	$3,125,344
Security installation, product, and other	166,286	126,417	429,800	355,082
Total revenue	1,243,836	1,179,873	3,638,067	3,480,426
Cost of revenue (exclusive of depreciation and amortization shown separately below):
Monitoring and related services	154,744	148,533	460,649	452,809
Security installation, product, and other	67,362	38,863	151,996	113,921
Total cost of revenue	222,106	187,396	612,645	566,730
Selling, general, and administrative expenses	358,520	346,444	1,105,523	1,000,861
Depreciation and intangible asset amortization	335,270	329,653	1,002,131	1,008,773
Merger, restructuring, integration, and other	1,590	9,817	15,094	32,441
Operating income (loss)	326,350	306,563	902,674	871,621
Interest expense, net	(161,830)	(146,850)	(358,980)	(401,261)
Other income (expense)	17,735	661	44,907	(10)
Income (loss) from continuing operations before income taxes and equity in net earnings (losses) of equity method investee	182,255	160,374	588,601	470,350
Income tax benefit (expense)	(50,235)	(34,427)	(166,505)	(119,987)
Income (loss) from continuing operations before equity in net earnings (losses) of equity method investee	132,020	125,947	422,096	350,363
Equity in net earnings (losses) of equity method investee	—	(2,688)	—	(7,103)
Income (loss) from continuing operations	132,020	123,259	422,096	343,260
Income (loss) from discontinued operations, net of tax	(4,869)	(209,496)	(111,000)	(456,123)
Net income (loss)	$127,151	$(86,237)	$311,096	$(112,863)

Common Stock:
Income (loss) from continuing operations per share - basic	$0.15	$0.13	$0.46	$0.38
Income (loss) from continuing operations per share - diluted	$0.14	$0.13	$0.44	$0.36

Net income (loss) per share - basic	$0.14	$(0.09)	$0.34	$(0.12)
Net income (loss) per share - diluted	$0.13	$(0.09)	$0.32	$(0.12)

Weighted-average shares outstanding - basic	850,462	857,423	851,539	856,446
Weighted-average shares outstanding - diluted	912,861	917,774	913,296	918,701

Class B Common Stock:
Income (loss) from continuing operations per share - basic	$0.15	$0.13	$0.46	$0.38
Income (loss) from continuing operations per share - diluted	$0.14	$0.13	$0.44	$0.36

Net income (loss) per share - basic	$0.14	$(0.09)	$0.34	$(0.12)
Net income (loss) per share - diluted	$0.13	$(0.09)	$0.32	$(0.12)

Weighted-average shares outstanding - basic	54,745	54,745	54,745	54,745
Weighted-average shares outstanding - diluted	54,745	54,745	54,745	54,745
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$127,151	$(86,237)	$311,096	$(112,863)
Other comprehensive income (loss), net of tax:
Cash flow hedges	1,472	22,763	4,593	30,484
Other	(42)	(17)	72	(43)
Total other comprehensive income (loss), net of tax	1,430	22,746	4,665	30,441
Comprehensive income (loss)	$128,581	$(63,491)	$315,761	$(82,422)
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Three Months Ended September 30, 2024
	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Beginning balance	857,053	54,745	$8,571	$547	$7,347,061	$(3,535,042)	$(12,927)	$3,808,210
Net income (loss)	—	—	—	—	—	127,151	—	127,151
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	1,430	1,430
Dividends	—	—	—	—	—	(50,157)	—	(50,157)
Share-based compensation expense	—	—	—	—	9,942	—	—	9,942
Transactions related to employee share-based compensation plans and other	197	—	2	—	1,238	(531)	—	709
Ending balance	857,250	54,745	$8,573	$547	$7,358,241	$(3,458,579)	$(11,497)	$3,897,285

	Three Months Ended September 30, 2023
	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Beginning balance	866,409	54,745	$8,664	$547	$7,390,269	$(4,041,963)	$(39,505)	$3,318,012
Net income (loss)	—	—	—	—	—	(86,237)	—	(86,237)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	22,746	22,746
Dividends	—	—	—	—	—	(32,321)	—	(32,321)
Share-based compensation expense	—	—	—	—	15,580	—	—	15,580
Transactions related to employee share-based compensation plans and other	385	—	4	—	1,315	(434)	—	885
Ending balance	866,794	54,745	$8,668	$547	$7,407,164	$(4,160,955)	$(16,759)	$3,238,665
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Nine Months Ended September 30, 2024
	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Beginning balance	867,432	54,745	$8,674	$547	$7,413,305	$(3,617,718)	$(16,162)	$3,788,646
Net income (loss)	—	—	—	—	—	311,096	—	311,096
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	4,665	4,665
Dividends	—	—	—	—	—	(150,375)	—	(150,375)
Share-based compensation expense	—	—	—	—	39,329	—	—	39,329
Repurchases of common stock (including excise tax)	(15,000)	—	(150)	—	(93,969)	—	—	(94,119)
Transactions related to employee share-based compensation plans and other	4,818	—	49	—	(424)	(1,582)	—	(1,957)
Ending balance	857,250	54,745	$8,573	$547	$7,358,241	$(3,458,579)	$(11,497)	$3,897,285

	Nine Months Ended September 30, 2023
	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Beginning balance	862,098	54,745	$8,621	$547	$7,380,759	$(3,949,579)	$(47,200)	$3,393,148
Net income (loss)	—	—	—	—	—	(112,863)	—	(112,863)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	30,441	30,441
Dividends	—	—	—	—	—	(96,751)	—	(96,751)
Share-based compensation expense	—	—	—	—	43,068	—	—	43,068
Transactions related to employee share-based compensation plans and other	4,696	—	47	—	(16,663)	(1,762)	—	(18,378)
Ending balance	866,794	54,745	$8,668	$547	$7,407,164	$(4,160,955)	$(16,759)	$3,238,665
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$311,096	$(112,863)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and intangible asset amortization	1,004,003	1,058,794
Amortization of deferred subscriber acquisition costs	165,454	145,688
Amortization of deferred subscriber acquisition revenue	(257,538)	(227,651)
Share-based compensation expense	39,329	43,068
Deferred income taxes	87,652	6,804
Provision for losses on receivables and inventory	146,204	104,469
Goodwill, intangible, and other asset impairments	21,296	521,663
Unrealized (gain) loss on interest rate swap contracts	61,128	(38,477)
Other non-cash items, net	53,934	102,843
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Deferred subscriber acquisition costs	(271,029)	(295,440)
Deferred subscriber acquisition revenue	196,355	221,747
Other, net	(132,661)	(284,951)
Net cash provided by (used in) operating activities	1,425,223	1,245,694

Cash flows from investing activities:
Dealer generated customer accounts and bulk account purchases	(473,560)	(385,462)
Subscriber system asset expenditures	(406,521)	(480,947)
Purchases of property and equipment	(130,114)	(130,520)
Proceeds (payments) from sale of business, net of cash sold	(21,000)	—
Proceeds (payments) from interest rate swaps	(6,675)	—
Other investing, net	3,506	8,848
Net cash provided by (used in) investing activities	(1,034,364)	(988,081)

Cash flows from financing activities:
Proceeds from long-term borrowings	970,521	650,000
Proceeds from receivables facility	189,861	212,188
Proceeds (payments) from interest rate swaps	72,249	59,184
Repurchases of common stock	(93,356)	—
Repayment of long-term borrowings, including call premiums	(1,087,658)	(888,716)
Repayment of receivables facility	(202,747)	(144,620)
Dividends on common stock	(132,214)	(96,400)
Payments on finance leases	(23,069)	(32,268)
Other financing, net	(9,647)	(34,497)
Net cash provided by (used in) financing activities	(316,060)	(275,129)

Cash and cash equivalents and restricted cash and restricted cash equivalents:
Net increase (decrease)	74,799	(17,516)
Beginning balance	129,950	373,580
Ending balance	$204,749	$356,064
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
•are comprised of the consolidated results of ADT Inc. and its wholly-owned subsidiaries for which all intercompany transactions have been eliminated;
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
In addition, the results of companies acquired, if applicable, are included from the effective dates of acquisition. Prior to the sale of its shares in SNTNL LLC (“Canopy”) during the fourth quarter of 2023, the Company used the equity method of accounting to account for its investment in Canopy as it had the ability to exercise significant influence but did not control.
Certain prior period amounts have been reclassified to conform with the current period presentation.
Discontinued Operations
In January 2024, the Company’s board of directors (the “Board of Directors” or the “Board”) approved a plan to fully exit the residential solar business (the “Solar Business”) (the “ADT Solar Exit”). The ADT Solar Exit represents a strategic shift that had a major effect on the Company’s financial results. As of June 30, 2024, substantially all operations of the Solar Business had ceased, and beginning in the second quarter of 2024, the results of operations and financial position of the Solar Business are classified as discontinued operations in the Company’s Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets, respectively, for all periods presented.
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
Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Supplier Finance Program Obligations - Accounting Standards Update (“ASU”) 2022-04, Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, requires that a reporting entity who is a buyer in a supplier finance program disclose qualitative and quantitative information about its supplier finance programs, including a roll-forward of the obligations.
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

(in thousands)	September 30, 2024	December 31, 2023
Cash and cash equivalents	$95,338	$14,621
Restricted cash and restricted cash equivalents(1)	109,411	115,329
Ending balance	$204,749	$129,950
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

(in thousands)	September 30, 2024	December 31, 2023
Gross carrying amount	$6,777,008	$6,404,479
Accumulated depreciation	(3,773,812)	(3,398,543)
Subscriber system assets, net	$3,003,196	$3,005,936

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Depreciation of subscriber system assets and amortization of deferred subscriber acquisition costs are reflected in depreciation and intangible asset amortization and selling, general, and administrative expenses (“SG&A”), respectively, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Depreciation of subscriber system assets	$139,704	$135,414	$417,313	$407,739
Amortization of deferred subscriber acquisition costs	$56,119	$47,945	$165,454	$138,145
Accrued Expenses and Other Current Liabilities

(in thousands)	September 30, 2024	December 31, 2023
Accrued interest	$57,648	$111,197
Payroll-related accruals	110,521	110,941
Opportunity Fund (see Note 13 “Related Party Transactions”)	87,168	93,950
Accrued dividends	50,051	32,207
Other accrued liabilities	228,571	207,819
Accrued expenses and other current liabilities	$533,959	$556,114
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
As of September 30, 2024 and December 31, 2023, investments in money market mutual funds were $98 million and $55 million, respectively.
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

	September 30, 2024		December 31, 2023
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt instruments subject to fair value disclosures(1)	$7,647,462	$7,701,348	$7,756,049	$7,731,408
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

	September 30, 2024		December 31, 2023
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Retail installment contract receivables, net	$676,922	$500,920	$673,635	$487,685
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Amortization of deferred subscriber acquisition revenue	$87,980	$77,471	$257,538	$220,779
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

	Nine Months Ended September 30,
(in thousands)	2024	2023
Beginning balance	$46,850	$27,815
Provision for credit losses	106,697	81,368
Write-offs, net of recoveries(1)	(89,552)	(70,543)
Ending balance	$63,995	$38,640
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
The balance of unbilled retail installment contract receivables is comprised of:

(in thousands)	September 30, 2024	December 31, 2023
Retail installment contract receivables, gross	$685,883	$674,827
Allowance for credit losses	(8,961)	(1,192)
Retail installment contract receivables, net	$676,922	$673,635

Balance Sheet Classification:
Accounts receivable, net	$258,453	$238,961
Other assets	418,469	434,674
Retail installment contract receivables, net	$676,922	$673,635
The allowance for credit losses relates to retail installment contract receivables from outright sales transactions. As of September 30, 2024, the current and delinquent billed retail installment contract receivables, net were not material.
As of September 30, 2024 and December 31, 2023, retail installment contract receivables, net, used as collateral for borrowings under the 2020 Receivables Facility were $599 million and $610 million, respectively. Refer to Note 5 “Debt” for further discussion regarding the 2020 Receivables Facility.
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
During the nine months ended September 30, 2024 and 2023, contract assets recognized were not material.
The balance of contract assets for residential transactions is comprised of:

(in thousands)	September 30, 2024	December 31, 2023
Contract assets, gross	$42,147	$39,627
Allowance for credit losses	(5,272)	(9,025)
Contract assets, net	$36,875	$30,602

Balance Sheet Classification:
Prepaid expenses and other current assets	$17,482	$15,365
Other assets	19,393	15,237
Contract assets, net	$36,875	$30,602
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
During the three months ended September 30, 2024, aggregate exit charges incurred were not material. During the nine months ended September 30, 2024, the Company incurred aggregate exit charges of $88 million, which have been recognized within income (loss) from discontinued operations, net of tax related to (i) $34 million, associated with the write-down and disposition of inventory and asset impairments, (ii) $29 million, associated with the disposition of the existing installation pipeline, (iii) $13 million, associated with employee separation costs, and (iv) $11 million, associated with contract termination and other charges.
During the nine months ended September 30, 2024, the Company paid approximately $21 million associated with the ADT Solar Exit primarily related to employee separation and other restructuring costs.
The following reconciliations represent the major classes of line items of the Solar Business presented within discontinued operations in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations and certain information in the Condensed Consolidated Statements of Cash Flows for the periods presented.
Balance Sheet Information

(in thousands)	September 30, 2024	December 31, 2023
Assets
Accounts receivable, net	$309	$20,270
Inventories, net	—	28,714
Prepaid expenses and other current assets	3,013	11,973
Total current assets of discontinued operations	3,322	60,957
Property and equipment, net	473	29,512
Other assets	96	13,767
Total assets of discontinued operations	$3,891	$104,236

Liabilities
Current maturities of long-term debt	$138	$8,551
Accounts payable	3,397	16,682
Deferred revenue	165	9,177
Accrued expenses and other current liabilities	34,601	45,201
Total current liabilities of discontinued operations	38,301	79,611
Long-term debt	365	9,893
Other liabilities	11,862	10,679
Total liabilities of discontinued operations	$50,528	$100,183

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Statements of Operations Information

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Revenue	$65	$57,611	$21,360	$279,978
Cost of revenue	1,091	49,424	62,450	212,666
Selling, general, and administrative expenses	5,477	49,157	57,245	158,228
Depreciation and intangible asset amortization	55	3,434	1,872	12,330
Merger, restructuring, integration, and other	(1,558)	6,480	36,592	9,898
Goodwill impairment	—	88,367	—	511,176
Other (income) and expense items	5	337	1,478	1,121
Income (loss) from discontinued operations before income taxes	(5,005)	(139,588)	(138,277)	(625,441)
Income tax benefit (expense)	475	(4,336)	35,851	132,427
Income (loss) from discontinued operations, net of tax	$(4,530)	$(143,924)	$(102,426)	$(493,014)
Cash Flow Information

	Nine Months Ended September 30,
(in thousands)	2024	2023
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and intangible asset amortization	$1,872	$12,330
Goodwill, intangible, and other asset impairments	$13,770	$515,730
Cash flows from investing activities:
Purchases of property and equipment	$(80)	$(3,233)

Commercial Divestiture
As discussed in Note 1 “Description of Business and Summary of Significant Accounting Policies,” on October 2, 2023, the Company completed the Commercial Divestiture. At the time of closing, the total purchase price was approximately $1,613 million, and the Company received net proceeds of approximately $1,585 million, subject to certain customary post-closing adjustments as set forth in the purchase agreement.
In July 2024, the Company paid the purchaser of the Commercial Business $21 million related to the settlement of post-closing adjustments.
In connection with the Commercial Divestiture, the Company entered into a Transition Services Agreement (the “Commercial TSA”). During the three and nine months ended September 30, 2024, the Company recognized $14 million and $36 million, respectively, of income from the Commercial TSA, which is reflected in other income (expense).
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Statements of Operations Information
During the nine months ended September 30, 2024, activity, net of tax, relating to the Commercial Divestiture was approximately $9 million primarily related to the settlement of post-closing adjustments.

(in thousands)	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Revenue	$351,400	$1,033,962
Cost of revenue	233,204	688,305
Selling, general, and administrative expenses	72,601	213,113
Depreciation and intangible asset amortization	(3,186)	37,691
Other (income) and expense items	8,814	19,222
Income (loss) from discontinued operations before income taxes	39,967	75,631
Income tax benefit (expense)	(105,539)	(38,740)
Income (loss) from discontinued operations, net of tax	$(65,572)	$36,891
Cash Flow Information

(in thousands)	Nine Months Ended September 30, 2023
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and intangible asset amortization	$37,691
Share-based compensation expense	$11,699
Cash flows from investing activities:
Subscriber system asset expenditures	$(8,902)
Purchases of property and equipment	$(4,399)
4.     GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
There were no changes in the carrying amounts of goodwill since December 31, 2023. All accumulated goodwill impairment losses were associated with the Solar reporting unit, which is now presented as a discontinued operation.

Other Intangible Assets

	September 30, 2024			December 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Contracts and related customer relationships	$6,046,100	$(3,328,512)	$2,717,588	$5,571,456	$(2,937,245)	$2,634,211
Dealer relationships	1,518,020	(677,548)	840,472	1,518,020	(618,154)	899,866
Other	209,773	(201,955)	7,818	209,773	(199,357)	10,416
Total definite-lived intangible assets	7,773,893	(4,208,015)	3,565,878	7,299,249	(3,754,756)	3,544,493

Indefinite-lived intangible assets:
Trade name	1,333,000	—	1,333,000	1,333,000	—	1,333,000
Intangible assets	$9,106,893	$(4,208,015)	$4,898,878	$8,632,249	$(3,754,756)	$4,877,493

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The change in the net carrying amount of contracts and related customer relationships during the period was as follows:

(in thousands)
Balance as of December 31, 2023	$2,634,211
Customer contract additions, net of dealer charge-backs(1)	474,744
Amortization	(391,367)
Balance as of September 30, 2024	$2,717,588
________________
(1)     The weighted-average amortization period for customer contract additions was approximately 15 years.
Payments for customer contract additions under the Company’s authorized dealer program and from other third parties are reflected as dealer generated customer accounts and bulk account purchases on the Condensed Consolidated Statements of Cash Flows.
During the third quarter of 2024, the Company purchased customer accounts from a third party for an aggregate contractual purchase price of approximately $98 million, subject to reduction based on customer retention. The Company paid initial cash at closing of approximately $81 million, which is included in dealer generated customer accounts and bulk account purchases on the Condensed Consolidated Statements of Cash Flows.
Definite-Lived Intangible Asset Amortization Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Definite-lived intangible asset amortization expense	$151,817	$143,243	$453,359	$466,886

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.     DEBT
The Company’s debt is comprised of the following (in thousands):

Description	Issued	Maturity	Interest Rate(1)	Interest Payable	September 30, 2024	December 31, 2023
First Lien Term Loan B due 2030	10/13/2023	10/13/2030	Term SOFR +2.25%	Quarterly	$1,984,090	$1,375,000
First Lien Revolving Credit Facility	3/16/2018	6/23/2026	Term SOFR +2.75%	Quarterly	—	—
Term Loan A Facility	3/14/2023	3/14/2028	Term SOFR +2.25%	Quarterly	—	625,625
First Lien Notes due 2024	4/4/2019	4/15/2024	5.250%	2/15 and 8/15	—	99,999
First Lien Notes due 2026	4/4/2019	4/15/2026	5.750%	3/15 and 9/15	1,350,000	1,350,000
First Lien Notes due 2027	8/20/2020	8/31/2027	3.375%	6/15 and 12/15	1,000,000	1,000,000
First Lien Notes due 2029	7/29/2021	8/1/2029	4.125%	2/1 and 8/1	1,000,000	1,000,000
ADT Notes due 2032	5/2/2016	7/15/2032	4.875%	1/15 and 7/15	728,016	728,016
ADT Notes due 2042	7/5/2012	7/15/2042	4.875%	1/15 and 7/15	21,896	21,896
Second Lien Notes due 2028	1/28/2020	1/15/2028	6.250%	1/15 and 7/15	1,300,000	1,300,000
2020 Receivables Facility(2)	3/5/2020	8/20/2029	Various	Monthly	423,118	436,004
Total debt principal, excluding finance leases					7,807,120	7,936,540
Plus: Finance lease liabilities(3)					73,624	69,468
Less: Unamortized debt discount, net					(12,325)	(15,005)
Less: Unamortized deferred financing costs					(29,397)	(39,620)
Less: Unamortized purchase accounting fair value adjustment and other					(117,936)	(125,866)
Total debt					7,721,086	7,825,517
Less: Current maturities of long-term debt, net of unamortized debt discount					(196,563)	(312,061)
Long-term debt					$7,524,523	$7,513,456
_________________
(1)    Interest rate as of September 30, 2024. Interest on the 2020 Receivables Facility is primarily based on the Secured Overnight Financing Rate (“SOFR”) +0.95% and Cost of Funds (“COF”) +0.85%. Interest on the First Lien Revolving Credit Facility is based on Term SOFR +2.75% + Credit Spread Adjustment (“CSA”).
(2)    Maturity date for the 2020 Receivables Facility represents the final maturity date of current loans borrowed under the facility.
(3)    Refer to Note 12 “Leases” for additional information regarding the Company’s finance leases.
As of September 30, 2024, the Company was in compliance with all financial covenant and other maintenance tests for all of its debt obligations.
Significant changes in the Company’s debt during the nine months ended September 30, 2024 were as follows:
First Lien Credit Agreement
The Company’s first lien credit agreement, dated as of July 1, 2015 (together with subsequent amendments and restatements, the “First Lien Credit Agreement”), contains a term loan (the “First Lien Term Loan B due 2030”) and the First Lien Revolving Credit Facility.
During the nine months ended September 30, 2024, the Company borrowed $325 million and repaid $325 million under the First Lien Revolving Credit Facility; and as of September 30, 2024, the available borrowing capacity was $575 million.
During the nine months ended September 30, 2023, there were no borrowings or repayments under the First Lien Revolving Credit Facility.
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
•Subsequent event - In October 2024, the Company amended and restated the First Lien Credit Agreement to extend the maturity date of the First Lien Revolving Credit Facility to October 2029 (as extended, the “Extended First Lien Revolving Credit Facility”), subject to a springing maturity of 91 days prior to the maturity date of certain long-term indebtedness, and obtain an additional $225 million of Extended First Lien Revolving Credit Facility commitments. After giving effect to the amendment, the aggregate amount of commitments under the Extended First Lien Revolving Credit Facility is $800 million. Borrowings under the Extended First Lien Revolving Credit Facility bear interest at a rate equal to either (a) Term SOFR with a floor of zero or (b) a base rate (“Base Rate”) determined by reference to the highest of (i) the federal funds rate plus 0.50% per annum, (ii) the rate of interest per annum last quoted by The Wall Street Journal as the “Prime Rate” in the United States and (iii) the one-month adjusted term SOFR plus 1.00% per annum, in each case, plus an applicable margin of 2.00% per annum for Term SOFR loans and 1.00% per annum for Base Rate loans, subject to two step-downs based on certain specified net first lien leverage ratios. In addition, the amendment reduced the commitment fee in respect of the Extended First Lien Revolving Credit Facility to 0.30% per annum in respect of the unutilized commitments thereunder, subject to two step-downs based on certain specified net first lien leverage ratios.
Proceeds and repayments of long-term borrowings include the impact of $646 million from the amendments described above. In addition, debt issuance costs, loss on extinguishment of debt, and financing and consent fees were not material as a result of these amendments.
Other than as described above, the loans under the amended and restated First Lien Credit Agreement continue to have the same terms as provided under the existing First Lien Credit Agreement, and the parties to the amended and restated First Lien Credit Agreement continue to have the same obligations set forth in the existing First Lien Credit Agreement.
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
As of September 30, 2024, the Company had an uncommitted available borrowing capacity under the 2020 Receivables Facility of approximately $127 million.
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
Solar Receivables Facility
On August 2, 2023, Compass Solar Group, LLC (“Compass”) and ADT Solar Finance LLC (“ADT Solar Finance”), each an indirect wholly-owned subsidiary of ADT Inc. entered into a Receivables Financing Agreement with Mizuho Bank, Ltd. (the “Solar Receivables Financing Agreement”) to finance receivables generated by the installation of residential solar systems. Prior to its expiration in August 2024, the Solar Receivables Financing Agreement, among other things, provided for an uncommitted revolving loan facility in the aggregate principal amount of up to $300 million which loans were to be secured by substantially all the assets of ADT Solar Finance (the “Solar Receivables Facility”). The Company did not borrow any amounts under the Solar Receivable Facility prior to its expiration.
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
The cash flows associated with interest rate swap contracts that were entered into with the intention of offsetting the economic overhedged position of a portion of the Company’s existing interest rate swaps are reflected as cash flows from investing activities.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The cash flows associated with interest rate swap contracts that included an other-than-insignificant financing element at inception are reflected as cash flows from financing activities.
Interest Rate Swaps
As of September 30, 2024 and December 31, 2023, the Company’s interest rate swaps consisted of the following (in thousands):

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
Classification and Fair Value of Interest Rate Swaps

(in thousands)	September 30, 2024	December 31, 2023
Prepaid expenses and other current assets	$51,776	$74,974
Other assets	$43,683	$76,493
Accrued expenses and other current liabilities	$699	$5,312
Other liabilities	$2,135	$1,325
Unrealized Gain (Loss) on Interest Rate Swaps

	Three Months Ended September 30,		Nine Months Ended September 30,
Statement of Operations Classification (in thousands)	2024	2023	2024	2023
Interest expense, net	$(58,051)	$16,380	$(46,429)	$38,477
Other income (expense)	$(4,821)	$—	$(14,699)	$—
Cash Flow Hedges Reclassifications out of AOCI

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Interest expense, net	$1,943	$30,008	$6,057	$40,186
Income tax (benefit) expense	$(471)	$(7,245)	$(1,464)	$(9,702)
As of September 30, 2024 and December 31, 2023, AOCI, net of tax, related to previously designated cash flow hedges was $9 million and $13 million, respectively.
As of September 30, 2024, AOCI associated with previously designated cash flow hedges that is estimated to be reclassified to interest expense, net, within the next twelve months is not material.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.     INCOME TAXES
Unrecognized Tax Benefits
The Company’s unrecognized tax benefits relate to tax years that remain subject to audit by the taxing authorities in the U.S. federal, state and local, and foreign jurisdictions. During the nine months ended September 30, 2024, the Company did not have a material change to its unrecognized tax benefits from those disclosed in the 2023 Annual Report. Based on the current status of its income tax audits, the Company expects approximately $29 million of its unrecognized tax benefits will be resolved in the next twelve months.
Effective Tax Rate
The effective tax rate can vary from period to period due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as changes in the overall state tax rate. The discussion below is based on the continuing operations of the Company.
The Company’s income tax expense for the three months ended September 30, 2024 was $50 million, resulting in an effective tax rate for the period of 27.6%. The effective tax rate primarily represents the federal statutory rate of 21.0%, a state tax rate, net of federal benefits, of 6.2%, and an unfavorable impact from unrecognized tax benefits of 4.0%, partially offset by a favorable impact from a prior year tax return adjustment of 4.0%.
The Company’s income tax expense for the three months ended September 30, 2023 was $34 million, resulting in an effective tax rate for the period of 21.5%. The effective tax rate primarily represents the federal statutory tax rate of 21.0%, and a state tax rate, net of federal benefits, of 5.1%, partially offset by favorable impacts from dispositions of 3.1%, and prior year tax return adjustments of 1.2%.
The Company’s income tax expense for the nine months ended September 30, 2024 was $167 million, resulting in an effective tax rate for the period of 28.3%. The effective tax rate primarily represents the federal statutory rate of 21.0%, a state tax rate, net of federal benefits, of 5.8%, unfavorable impacts from dispositions of 1.6%, and unrecognized tax benefits of 0.8%, partially offset by a favorable impact from a prior year tax return adjustment of 1.2%.
The Company’s income tax expense for the nine months ended September 30, 2023 was $120 million, resulting in an effective tax rate for the period of 25.5%. The effective tax rate primarily represents the federal statutory tax rate of 21.0%, a state tax rate, net of federal benefits, of 5.8%, and an unfavorable impact from permanent non-deductible items of 1.2%, partially offset by a favorable impact from dispositions of 1.0%.
8.     EQUITY
Common Stock and Class B Common Stock
The Company has two classes of common stock, including Common Stock and Class B Common Stock.
During the nine months ended September 30, 2024, shares issued resulted from the vesting of restricted stock units (“RSUs”) and stock option exercises related to share-based compensation awards.
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
There were no other share repurchases during the nine months ended September 30, 2024.
As of September 30, 2024, the Company had approximately $257 million remaining under the Share Repurchase Plan.
Subsequent event - In October 2024, the Company repurchased 5 million shares of Common Stock at a price per share of $6.40 for an aggregate purchase price of $32 million. As a result, the Company has approximately $225 million remaining under the Share Repurchase Plan.
Dividends

(in thousands, except per share data)			Common Stock		Class B Common Stock
Declaration Date	Record Date	Payment Date	Per Share	Aggregate	Per Share	Aggregate
Nine Months Ended September 30, 2024
1/24/2024	3/14/2024	4/4/2024	$0.055	$47,059	$0.055	$3,011
4/25/2024	6/13/2024	7/9/2024	0.055	47,137	0.055	3,011
8/1/2024	9/13/2024	10/4/2024	0.055	47,146	0.055	3,011
		Total	$0.165	$141,342	$0.165	$9,033

Nine Months Ended September 30, 2023
2/28/2023	3/16/2023	4/4/2023	$0.035	$30,342	$0.035	$1,916
5/2/2023	6/15/2023	7/6/2023	0.035	30,256	0.035	1,916
8/8/2023	9/15/2023	10/4/2023	0.035	30,405	0.035	1,916
		Total	$0.105	$91,003	$0.105	$5,748
Subsequent Event - On October 24, 2024, the Company announced a dividend of $0.055 per share to holders of Common Stock and Class B Common Stock of record on December 12, 2024, which will be paid on January 9, 2025.
Accumulated Other Comprehensive Income (Loss)
During the three and nine months ended September 30, 2024, there were no material reclassifications out of AOCI. Refer to Note 6 “Derivative Financial Instruments” for AOCI reclassifications associated with previously designated cash flow hedges.
9.     SHARE-BASED COMPENSATION
RSUs
During the first quarter of 2024, the Company completed its annual long-term incentive plan equity award to employees and granted approximately 3.9 million RSUs under its 2018 Omnibus Incentive Plan, as amended (the “2018 Plan”), with a grant date fair value of $6.51 equal to the closing price per share of the Company’s Common Stock on the date of grant. These RSUs are service-based awards with a three-year graded vesting period from the date of grant.
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
Other
During the second quarter of 2024, the Company modified certain share-based compensation awards and recorded additional share-based compensation expense of $11 million associated with the modifications.
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
in thousands, except per share amounts	2024	2023	2024	2023
Allocation of income (loss) from continuing operations - basic	$124,078	$115,874	$396,740	$322,680
Dilutive effect	3,327	2,255	10,068	6,697
Allocation of income (loss) from continuing operations - diluted	$127,405	$118,129	$406,808	$329,377

Allocation of income (loss) from discontinued operations, net of tax - basic	$(4,576)	$(196,923)	$(104,340)	$(428,719)
Dilutive effect	—	—	—	—
Allocation of income (loss) from discontinued operations, net of tax - diluted	$(4,576)	$(196,923)	$(104,340)	$(428,719)

Weighted-average shares outstanding - basic	850,462	857,423	851,539	856,446
Dilutive effect(1)	62,399	60,351	61,757	62,255
Weighted-average shares outstanding - diluted	912,861	917,774	913,296	918,701

Income (loss) from continuing operations per share - basic	$0.15	$0.13	$0.46	$0.38
Income (loss) from continuing operations per share - diluted	$0.14	$0.13	$0.44	$0.36

Income (loss) per share from discontinued operations, net of tax - basic	$(0.01)	$(0.23)	$(0.12)	$(0.50)
Income (loss) per share from discontinued operations, net of tax - diluted	$(0.01)	$(0.21)	$(0.11)	$(0.47)
_________________
(1)    During the three and nine months ended September 30, 2024, 21 million and 20 million shares of Common Stock, respectively, that would be dilutive were excluded from the diluted earnings per share calculations because their effects would have been anti-dilutive.

During the three and nine months ended September 30, 2023, 22 million and 18 million shares of Common Stock, respectively, that would be dilutive were excluded from the diluted earnings per share calculations because their effects would have been anti-dilutive.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Class B Common Stock

	Three Months Ended September 30,		Nine Months Ended September 30,
in thousands, except per share amounts	2024	2023	2024	2023
Allocation of net income (loss) from continuing operations - basic	$7,942	$7,385	$25,356	$20,580
Dilutive effect	(316)	(339)	(1,035)	(949)
Allocation of net income (loss) from continuing operations - diluted	$7,626	$7,046	$24,321	$19,631

Allocation of income (loss) from discontinued operations, net of tax - basic	$(293)	$(12,573)	$(6,660)	$(27,404)
Dilutive effect	—	—	—	—
Allocation of income (loss) from discontinued operations, net of tax - diluted	$(293)	$(12,573)	$(6,660)	$(27,404)

Weighted-average shares outstanding - basic	54,745	54,745	54,745	54,745
Dilutive effect(1)	—	—	—	—
Weighted-average shares outstanding - diluted	54,745	54,745	54,745	54,745

Net income (loss) from continuing operations per share - basic	$0.15	$0.13	$0.46	$0.38
Net income (loss) from continuing operations per share - diluted	$0.14	$0.13	$0.44	$0.36

Income (loss) per share from discontinued operations, net of tax - basic	$(0.01)	$(0.23)	$(0.12)	$(0.50)
Income (loss) per share from discontinued operations, net of tax - diluted	$(0.01)	$(0.21)	$(0.11)	$(0.47)
________________
(1)    There were no potential shares of Class B Common Stock during the periods presented.
11.     COMMITMENTS AND CONTINGENCIES
Contractual Obligations
There have been no significant changes to the Company’s contractual obligations as compared to December 31, 2023, except as discussed below:
Google Commercial Agreement
In July 2020, the Company and Google entered into a Master Supply, Distribution, and Marketing Agreement (the “Google Commercial Agreement”), as subsequently amended, pursuant to which Google has agreed to supply the Company with certain Google devices as well as certain Google video and analytics services (“Google Devices and Services”), for sale to the Company’s customers.
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
During the three and nine months ended September 30, 2024, $7 million and $22 million, respectively, of the Google Success Funds were reimbursed to the Company primarily for certain joint marketing and customer acquisition expenses incurred by the Company, substantially all of which was recorded as a reduction to advertising expenses. During the three and nine months ended September 30, 2023, the Company was reimbursed $28 million and $40 million, respectively.

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
During the three and nine months ended September 30, 2024, the Company made purchases toward this commitment of $9 million and $19 million, respectively.
Other Commitments
During the fourth quarter of 2023, the Company entered into an agreement with one of its vendors to purchase at least $190 million of security system equipment and components through March 2025. During the second quarter of 2024, the Company increased its commitment by approximately $130 million. This commitment is also satisfied through purchases made by the Company’s dealer network. During the three and nine months ended September 30, 2024, purchases toward this commitment were approximately $44 million and $144 million, respectively.
Guarantees
In the normal course of business, the Company is liable for contract completion and product performance. As of September 30, 2024 and December 31, 2023, the Company’s guarantees primarily relate to standby letters of credit related to its insurance programs and totaled $74 million and $78 million, respectively. The Company does not believe such obligations will materially affect its financial position, results of operations, or cash flows.
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
As of September 30, 2024 and December 31, 2023, the Company’s accrual for ongoing claims and lawsuits within the scope of an insurance program, including amounts related to the Solar Business, totaled $102 million and $110 million, respectively. The Company’s accrual related to ongoing claims and lawsuits not within the scope of an insurance program is not material.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12.     LEASES
Company as Lessee
As part of normal operations, the Company leases real estate, vehicles, and equipment primarily through its main operating entity, ADT LLC.
Right-of-Use Assets and Lease Liabilities

(in thousands)			September 30, 2024	December 31, 2023
Presentation and Classification:
Operating	Current	Prepaid expenses and other current assets	$67	$68
Operating	Non-current	Other assets	82,983	85,649
Finance	Non-current	Property and equipment, net(1)	67,832	65,368
Total right-of-use assets			$150,882	$151,085

Operating	Current	Accrued expenses and other current liabilities	$19,147	$13,035
Finance	Current	Current maturities of long-term debt	26,533	25,741
Operating	Non-current	Other liabilities	77,066	80,189
Finance	Non-current	Long-term debt	47,091	43,727
Total lease liabilities			$169,837	$162,692
_________________
(1)Finance lease right-of-use assets are recorded net of accumulated depreciation, which was approximately $61 million and $50 million as of September 30, 2024 and December 31, 2023, respectively.
Lease Cost

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Operating lease cost	$7,365	$8,832	$20,943	$24,822
Finance lease cost:
Amortization of right-of-use assets	6,095	4,355	16,203	10,144
Interest on lease liabilities	1,109	709	3,514	1,494
Variable lease costs	8,701	7,692	24,428	27,512
Total lease cost	$23,270	$21,588	$65,088	$63,972
Right-of-Use Assets Obtained in Exchange for Lease Obligations(1)

	Nine Months Ended September 30,
(in thousands)	2024	2023
Operating leases	$14,200	$28,786
Finance leases	$33,283	$62,203
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
Other
During the nine months ended September 30, 2024, other fees incurred to Apollo were not material.
During the nine months ended September 30, 2023, the Company incurred fees to Apollo of $1 million related to Apollo’s performance of placement agent services related to the initial funding of the Term Loan A Facility.
State Farm
State Farm owns more than 10% of the Company’s issued and outstanding common stock, and as a result, is a related party.
In October 2022, the Company, ADT LLC (an indirect wholly owned subsidiary of the Company), and State Farm entered into a development agreement (the “State Farm Development Agreement”) in connection with State Farm’s strategic investment in ADT. Pursuant to the State Farm Development Agreement, State Farm committed up to $300 million to fund certain initiatives as agreed to between the Company and State Farm related to the partnership (the “Opportunity Fund”), of which the Company has received $100 million. Amounts held by the Company in the Opportunity Fund are restricted until the Company uses the funds, as agreed upon with State Farm, in accordance with the State Farm Development Agreement.
As of September 30, 2024 and December 31, 2023, the balance in the portion of the Opportunity Fund held by the Company was $87 million and $94 million, respectively.
During the nine months ended September 30, 2024 and 2023, the Company made payments from the Opportunity Fund of $10 million and $6 million, respectively. Interest earned on the Opportunity Fund was not material.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Sunlight Financial LLC
ADT Solar used Sunlight Financial LLC (“Sunlight”), an entity previously affiliated with Apollo, to access certain loan products for ADT Solar customers. As of December 2023, Sunlight was no longer affiliated with Apollo, and as a result, was no longer a related party.
During the three and nine months ended September 30, 2023, total loans funded by Sunlight were $9 million and $71 million, respectively, and the Company incurred financing fees of $2 million and $11 million, respectively.

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
As of September 30, 2024, we served approximately 6.4 million security monitoring service subscribers.
Our mission is to empower people to protect and connect what matters most with safe, smart, and sustainable solutions, delivered through innovative offerings, unrivaled safety, and a premium experience because we believe that everyone deserves to feel safe.
Basis of Presentation
As a result of the Commercial Divestiture and ADT Solar Exit, we currently report our results as a single operating and reportable segment, which reflects the business operations of our former CSB segment. All financial information presented in this section has been prepared in U.S. dollars in accordance with GAAP, excluding any non-GAAP measures, and includes the accounts of ADT Inc. and its wholly-owned subsidiaries. All intercompany transactions have been eliminated. Results of our Solar and former Commercial businesses are presented within discontinued operations.

Business Updates
ADT Solar Exit
As discussed in Note 1 “Description of Business and Summary of Significant Accounting Policies” and Note 3 “Divestitures,” in January 2024, the Board approved a plan to fully exit the Solar Business. Beginning in the second quarter of 2024, the results of operations and financial position of the Solar Business are classified as discontinued operations in the Company’s Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets, respectively, for all periods presented. Additionally, the cash flows and comprehensive income (loss) of the Solar Business have not been segregated and are included in the Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Comprehensive Income (Loss), respectively.
During the three months ended September 30, 2024, aggregate exit charges incurred were not material. During the nine months ended September 30, 2024, we incurred aggregate exit charges of $88 million, which have been recognized within income (loss) from discontinued operations, net of tax, related to (i) $34 million, associated with the write-down and disposition of inventory and asset impairments, (ii) $29 million, associated with the disposition of the existing installation pipeline, (iii) $13 million, associated with employee separation costs, and (iv) $11 million, associated with contract termination and other charges.
Additionally, during the nine months ended September 30, 2024, we paid approximately $21 million in connection with the ADT Solar Exit, primarily related to employee separation and other restructuring costs.
We do not expect the remaining charges and cash expenditures to be material. The estimated charges and cash expenditures resulting from the ADT Solar Exit could change materially due to various factors including unknown or unforeseen costs.
Our reported operating metrics, gross customer revenue attrition and recurring monthly revenue (as defined and discussed below), were not impacted by the ADT Solar Exit.
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
Our reported operating metrics, gross customer revenue attrition and recurring monthly revenue (as defined and discussed below), have been recast for any period prior to the sale to exclude the Commercial Business.
Income received in connection with the Commercial TSA is recognized in other income (expense), and the expenses incurred by us to support the transition are recorded based on the nature of the expense.
FACTORS AFFECTING OPERATING RESULTS
The factors described herein could have a material effect on our business, financial condition, results of operations, cash flows, and key performance indicators. Unless otherwise noted, our results of operations discussed below relate to continuing operations and may be impacted by the ADT Solar Exit and Commercial Divestiture.
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
Our results are also impacted by the mix of transactions under a Company-owned equipment model versus a customer-owned equipment model (referred to as outright sales), as there are different accounting treatments applicable to each model, as well as the mix, price, and type of offerings sold. Beginning in the second quarter of 2024, a growing number of our direct channel new customer adds are outright sales. As we continue to build our partnership with Google, introduce new or enhance our current offerings, and refine our go-to-market approach, we expect to continue to see a shift toward an increasing proportion of outright sales transactions, which will impact results in future periods when those changes occur. We believe ADT self set-up customers sold under an outright sales model, which typically have lower monthly recurring fees than our professional installations, will allow us to grow our subscriber base through access to the fast-growing do-it-yourself (“DIY”) market.
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
Hurricanes and other natural disasters may impact certain areas in which we operate and may result in service, sales, and installation disruptions to certain of our customers. At the end of September 2024, Hurricane Helene made landfall in the southeastern part of the U.S. We determined there were no material financial or business impacts from Hurricane Helene for the quarter ended September 30, 2024. Subsequently, at the beginning of October 2024, Hurricane Milton made landfall in Florida. We are currently evaluating the financial and business impacts Hurricanes Helene and Milton may have on future periods.
KEY PERFORMANCE INDICATORS
We evaluate our results using certain key performance indicators, including operating metrics such as recurring monthly revenue and gross customer revenue attrition, as well as the non-GAAP measure Adjusted EBITDA. Computations of our key performance indicators may not be comparable to other similarly titled measures reported by other companies.
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
End-of-Period Recurring Monthly Revenue (“RMR”)
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
Gross Customer Revenue Attrition
Gross customer revenue attrition is defined as RMR lost as a result of customer attrition, net of dealer charge-backs and reinstated customers, excluding contracts monitored but not owned and self set-up/DIY customers. Customer sites are considered canceled when all services are terminated. Dealer charge-backs represent customer cancellations charged back to the dealers because the customer canceled service during the charge-back period, which is generally thirteen months.
Gross customer revenue attrition is calculated on a trailing twelve-month basis, the numerator of which is the RMR lost during the period due to attrition, net of dealer charge-backs and reinstated customers, and the denominator of which is total annualized RMR based on an average of RMR under contract at the beginning of each month during the period, in each case, excluding contracts monitored but not owned and self set-up/DIY customers.

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
RESULTS OF OPERATIONS

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except as otherwise indicated)	2024	2023	$ Change	2024	2023	$ Change
Revenue:
Monitoring and related services	$1,077,550	$1,053,456	$24,094	$3,208,267	$3,125,344	$82,923
Security installation, product, and other	166,286	126,417	39,869	429,800	355,082	74,718
Total revenue	1,243,836	1,179,873	63,963	3,638,067	3,480,426	157,641
Cost of revenue (exclusive of depreciation and amortization shown separately below):
Monitoring and related services	154,744	148,533	6,211	460,649	452,809	7,840
Security installation, product, and other	67,362	38,863	28,499	151,996	113,921	38,075
Total cost of revenue	222,106	187,396	34,710	612,645	566,730	45,915
Selling, general, and administrative expenses	358,520	346,444	12,076	1,105,523	1,000,861	104,662
Depreciation and intangible asset amortization	335,270	329,653	5,617	1,002,131	1,008,773	(6,642)
Merger, restructuring, integration, and other	1,590	9,817	(8,227)	15,094	32,441	(17,347)
Operating income (loss)	326,350	306,563	19,787	902,674	871,621	31,053
Interest expense, net	(161,830)	(146,850)	(14,980)	(358,980)	(401,261)	42,281
Other income (expense)	17,735	661	17,074	44,907	(10)	44,917
Income (loss) from continuing operations before income taxes and equity in net earnings (losses) of equity method investee	182,255	160,374	21,881	588,601	470,350	118,251
Income tax benefit (expense)	(50,235)	(34,427)	(15,808)	(166,505)	(119,987)	(46,518)
Income (loss) from continuing operations before equity in net earnings (losses) of equity method investee	132,020	125,947	6,073	422,096	350,363	71,733
Equity in net earnings (losses) of equity method investee	—	(2,688)	2,688	—	(7,103)	7,103
Income (loss) from continuing operations	132,020	123,259	8,761	422,096	343,260	78,836
Income (loss) from discontinued operations, net of tax	(4,869)	(209,496)	204,627	(111,000)	(456,123)	345,123
Net income (loss)	$127,151	$(86,237)	$213,388	$311,096	$(112,863)	$423,959

Key Performance Indicators:(1)
RMR	$358,881	$350,392	$8,489	$358,881	$350,392	$8,489
Gross customer revenue attrition (percent)	12.8%	12.9%	N/A*	12.8%	12.9%	N/A*
Adjusted EBITDA(2)	$658,691	$623,445	$35,246	$1,925,669	$1,854,288	$71,381
_______________________
(1)Refer to the “—Key Performance Indicators” section for the definitions of these key performance indicators.
(2)Adjusted EBITDA is a non-GAAP measure. Refer to the “—Non-GAAP Measures” section for the definition of this term and a reconciliation to the most comparable GAAP measure.
* Not applicable.

Revenue
During the three and nine months ended September 30, 2024, revenue, as compared to the prior periods, primarily reflects:
•Monitoring and related services (“M&S Revenue”): higher recurring revenue of $21 million and $80 million, respectively, primarily driven by an increase in average prices.
•Security installation, product, and other: (i) an increase in installation revenue of $29 million and $38 million, respectively, primarily driven by a higher volume of sales transactions with new customers under the outright sales model, as well as (ii) an increase in the amortization of deferred subscriber acquisition revenue of $11 million and $37 million, respectively, associated with customers under the Company-owned model.
The increase in RMR, as compared to the prior period, was primarily driven by an increase in average prices on new and existing subscribers as well as the impact of customer accounts purchased from a third party.
Gross customer revenue attrition, as compared to the prior period, remained relatively flat and included a decrease in voluntary and other disconnects offset by higher non-payment disconnects.
Cost of Revenue
During the three and nine months ended September 30, 2024, cost of revenue, as compared to the prior period, reflects an increase in installation and product costs of $28 million and $38 million, respectively, primarily due to a higher volume of outright sales transactions, as well as an increase in monitoring and related service costs during the nine months ended September 30, 2024 of $8 million, primarily due to higher interactive fees and other customer service initiatives.
Selling, General, and Administrative Expenses
During the three months ended September 30, 2024, as compared to the prior period, SG&A remained relatively flat, and included increased investments in technology, partially offset by improved cost efficiencies.
The increase in SG&A during the nine months ended September 30, 2024, as compared to the prior period, was primarily driven by:
•an increase in general and administrative costs of $48 million, which includes a current year charge and prior year credit related to legal settlements in an aggregate amount of approximately $35 million,
•an increase in the allowance for credit losses of $37 million, as a result of an increase in customer delinquencies, and
•an increase in selling costs of $26 million, primarily related to the amortization of deferred subscriber acquisition costs.
Depreciation and Intangible Asset Amortization
During the three months ended September 30, 2024, as compared to the prior period, depreciation and intangible asset amortization remained relatively flat.
During the nine months ended September 30, 2024, as compared to the prior period, depreciation and intangible asset amortization reflects a decrease in the amortization of customer relationship intangible assets of $33 million, primarily related to certain assets acquired as part of the acquisition of The ADT Security Corporation in 2016, partially offset by an increase in the amortization of acquired customer contracts of $23 million.
Merger, Restructuring, Integration, and other
During the three and nine months ended September 30, 2024, merger, restructuring, integration, and other decreased $8 million and $17 million, respectively, primarily due to third-party strategic optimization costs incurred during the prior period.
Interest Expense, Net
During the three months ended September 30, 2024, the increase in interest expense, net, as compared to the prior year period, was primarily driven by:

•a decrease in net unrealized gains of $74 million on our interest rate swaps, partially offset by
•lower interest expense of $38 million primarily related to lower principal amounts outstanding on our First Lien Term Loan B and the redemption of our Term Loan A Facility and First Lien Notes due 2024 and,
•a non-recurring expense of $25 million recorded during the third quarter of 2023 associated with the reclassification from AOCI of historical losses related to certain interest rate swaps for which cash flows were probable of not occurring as a result of the partial redemption of our First Lien Term Loan B.
During the nine months ended September 30, 2024, the decrease in interest expense, net, as compared to the prior year period, was primarily driven by:
•lower interest expense of $103 million primarily related to lower principal amounts outstanding on our First Lien Term Loan B and the redemption of our Term Loan A Facility and First Lien Notes due 2024, as well as
•a non-recurring expense of $25 million as discussed above, partially offset by
•a decrease in net unrealized gains of $85 million on our interest rate swaps.
Other Income (Expense)
During the three and nine months ended September 30, 2024, the increases in other income (expense), as compared to the prior periods, was primarily due to income received under the Commercial TSA of $14 million and $36 million, respectively.
Income Tax Benefit (Expense)
During the three months ended September 30, 2024, income tax expense was $50 million, resulting in an effective tax rate for the period of 27.6%. This primarily represents the federal statutory tax rate of 21.0%, a state tax rate, net of federal benefits, of 6.2%, and an unfavorable impact from unrecognized tax benefits of 4.0%, partially offset by a favorable impact from a prior year tax return adjustment of 4.0%.
During the three months ended September 30, 2023, income tax expense was $34 million, resulting in an effective tax rate for the period of 21.5%. The effective tax rate primarily represents the federal statutory tax rate of 21.0%, and a state tax rate, net of federal benefits, of 5.1%, partially offset by favorable impacts from dispositions of 3.1% and prior year tax return adjustments of 1.2%.
During the nine months ended September 30, 2024, income tax expense was $167 million, resulting in an effective tax rate for the period of 28.3%. This primarily represents the federal statutory tax rate of 21.0%, a state tax rate, net of federal benefits, of 5.8%, unfavorable impacts from dispositions of 1.6%, and unrecognized tax benefits of 0.8%, partially offset by a favorable impact from a prior year tax return adjustment of 1.2%.
During the nine months ended September 30, 2023, income tax expense was $120 million, resulting in an effective tax rate for the period of 25.5%. The effective tax rate primarily represents the federal statutory tax rate of 21.0%, a state tax rate, net of federal benefits, of 5.8%, and an unfavorable impact from permanent non-deductible items of 1.2%, partially offset by a favorable impact from dispositions of 1.0%.
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

Net Operating Losses
During 2023, we utilized a significant portion of our net operating losses (“NOLs”) to offset the gain generated from the sale of the Commercial Business. As of December 31, 2023, we disclosed that we expect to utilize our remaining NOLs during 2024. We expect to become a federal cash taxpayer in 2025 depending on future losses generated by the business, specifically with regard to the ADT Solar Exit.
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
The table below reconciles Adjusted EBITDA to income (loss) from continuing operations:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2024	2023	$ Change	2024	2023	$ Change
Income (loss) from continuing operations	$132,020	$123,259	$8,761	$422,096	$343,260	$78,836
Interest expense, net	161,830	146,850	14,980	358,980	401,261	(42,281)
Income tax expense (benefit)	50,235	34,427	15,808	166,505	119,987	46,518
Depreciation and intangible asset amortization	335,270	329,653	5,617	1,002,131	1,008,773	(6,642)
Amortization of deferred subscriber acquisition costs	56,119	47,945	8,174	165,454	138,145	27,309
Amortization of deferred subscriber acquisition revenue	(87,980)	(77,471)	(10,509)	(257,538)	(220,779)	(36,759)
Share-based compensation expense	10,107	9,683	424	39,466	30,678	8,788
Merger, restructuring, integration, and other	1,590	9,817	(8,227)	15,094	32,441	(17,347)
Other, net(1)	(500)	(718)	218	13,481	522	12,959
Adjusted EBITDA (from continuing operations)	$658,691	$623,445	$35,246	$1,925,669	$1,854,288	$71,381
________________
(1) During 2024, primarily includes unrealized (gains) / losses on interest rate swaps presented within other income (expense).

The factors listed below exclude amounts that are outside of our definition of Adjusted EBITDA. Refer to the discussions above under “—Results of Operations” for further details.

During the three months ended September 30, 2024, the increase in Adjusted EBITDA, as compared to the prior period, was primarily due to:
•higher M&S Revenue, net of the associated costs, of approximately $20 million, and
•improved cost efficiencies, including the benefit of $14 million of TSA income, partially offset by increased investments in technology.
During the nine months ended September 30, 2024, the increase in Adjusted EBITDA, as compared to the prior period, was primarily due to:
•higher M&S Revenue, net of the associated costs, of approximately $81 million, and
•higher other income of $51 million, which primarily includes $36 million of TSA income, partially offset by
•higher selling, general, and administrative expenses, excluding commissions of $68 million, associated with negative impacts from legal settlements of $35 million, higher provision for credit losses of $37 million, and increased investments in technology, partially offset by improved cost efficiencies.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and capital resources primarily consisted of the following:

(in thousands)	September 30, 2024
Cash and cash equivalents	$95,338
Restricted cash and restricted cash equivalents	$109,411
Availability under First Lien Revolving Credit Facility	$575,000
Uncommitted available borrowing capacity under 2020 Receivables Facility	$126,882
Carrying amount of total debt outstanding, including finance leases	$7,721,086
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
Share Repurchase Plan
On January 24, 2024, our Board of Directors announced the Share Repurchase Plan (the “Share Repurchase Plan”), pursuant to which we are authorized to repurchase, through January 29, 2025, up to a maximum aggregate amount of $350 million of shares of our Common Stock under the Share Repurchase Plan. As of September 30, 2024, we have approximately $257 million remaining under the Share Repurchase Plan.

Subsequent event - In October 2024, we repurchased 5 million shares of Common Stock at a price per share of $6.40 for an aggregate purchase price of $32 million. As a result, we have approximately $225 million remaining under the Share Repurchase Plan.
ADT Solar Exit
During the nine months ended September 30, 2024, we paid approximately $21 million associated with the ADT Solar Exit. We do not expect the remaining cash expenditures to be material.
Other Contractual Obligations
As discussed in Note 11 “Commitments and Contingencies,” during the three and nine months ended September 30, 2024, we made purchases toward our $200 million commitment under the Google Cloud Agreement Addendum of $9 million and $19 million, respectively.
In addition, during the three and nine months ended September 30, 2024, purchases toward our commitment to one of our vendors to purchase at least $320 million of security system equipment and components were approximately $44 million and $144 million, respectively.
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
In May 2024, we amended and restated the First Lien Credit Agreement, which included the exchange of $143 million principal amount of loans under our Term Loan A Facility for its First Lien Term Loan B due 2030. In addition, later that month, we further amended and restated the First Lien Credit Agreement, pursuant to which we incurred an additional $474 million of outstanding principal under the First Lien Term B Loan due 2030 and used the proceeds used to pay off the remaining outstanding balance of the Term Loan A Facility.
Proceeds and repayments of long-term borrowings include the impact of $646 million from the amendments described above. In addition, loss on extinguishment of debt and financing and consent fees were not material as a result of these amendments.
During the nine months ended September 30, 2024, we borrowed $325 million and repaid $325 million under the First Lien Revolving Credit Facility.
Subsequent event - In October 2024, we amended and restated the First Lien Credit Agreement to extend the maturity date of the First Lien Revolving Credit Facility to October 2029 (as extended, the “Extended First Lien Revolving Credit Facility”), subject to a springing maturity of 91 days prior to the maturity date of certain long-term indebtedness, and obtain an additional $225 million of Extended First Lien Revolving Credit Facility commitments. After giving effect to the amendment, the aggregate amount of commitments under the Extended First Lien Revolving Credit Facility is $800 million. Borrowings under the Extended First Lien Revolving Credit Facility bear interest at a rate equal to either (a) Term SOFR with a floor of zero or (b) a base rate (“Base Rate”) determined by reference to the highest of (i) the federal funds rate plus 0.50% per annum, (ii) the rate of interest per annum last quoted by The Wall Street Journal as the “Prime Rate” in the United States and (iii) the one-month adjusted term SOFR plus 1.00% per annum, in each case, plus an applicable margin of 2.00% per annum for Term SOFR loans and 1.00% per annum for Base Rate loans, subject to two step-downs based on certain specified net first lien leverage ratios. In addition, the amendment reduced the commitment fee in respect of the Extended First Lien Revolving Credit Facility to 0.30% per annum in respect of the unutilized commitments thereunder, subject to two step-downs based on certain specified net first lien leverage ratios.
Term Loan A Facility Redemption
In May 2024 we exchanged $143 million of loans under our Term Loan A Facility for our First Lien Term Loan B due 2030, as discussed above. In addition, later that month, we redeemed the remaining outstanding principal balance of $474 million of our Term Loan A Facility, excluding accrued and unpaid interest, using proceeds under the First Lien Term Loan B due 2030, as discussed above. As a result, the Term Loan A Facility has been terminated.

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
As of September 30, 2024, the outstanding balance was $423 million.
Solar Receivables Facility
On August 2, 2023, we entered into the Solar Receivables Facility Financing Agreement to finance receivables generated by the installation of residential solar systems, which, among other things, provides for an uncommitted revolving loan facility in the aggregate principal amount of up to $300 million. During August 2024, the Solar Receivables Facility’s uncommitted revolving period expired. We did not borrow any amounts under the Solar Receivables Facility prior to its expiration.
Debt Covenants
As of September 30, 2024, we were in compliance with all financial covenant and other maintenance tests for all our debt obligations. We do not believe there is a material risk of future noncompliance with our financial covenant and other maintenance tests.
Dividends
During the nine months ended September 30, 2024 and 2023, we declared aggregate dividends of $141 million ($0.055 per share per quarter) and $91 million ($0.035 per share per quarter) on our Common Stock, respectively, and $9 million ($0.055 per share per quarter) and $6 million ($0.035 per share per quarter) on our Class B Common Stock, respectively.
On October 24, 2024, we announced a dividend of $0.055 per share to holders of Common Stock and Class B Common Stock of record on December 12, 2024, which will be paid on January 9, 2025.
Cash Flow Analysis
The amounts and discussion below include cash flows from both continuing operations and discontinued operations, as appropriate, consistent with the presentation on the Statements of Cash Flows.

	Nine Months Ended September 30,
(in thousands)	2024	2023	$ Change
Net cash provided by (used in):
Operating activities	$1,425,223	$1,245,694	$179,529
Investing activities	$(1,034,364)	$(988,081)	$(46,283)
Financing activities	$(316,060)	$(275,129)	$(40,931)
Cash Flows from Operating Activities
The increase in net cash provided by operating activities, as compared to the prior period, was primarily due to a decrease in cash interest of $130 million primarily related to reduced principal balances on our debt, the benefit of lower outflows in the current year related to our Solar business, improved operating performance, and lower employee-related payments. This increase was partially offset by the benefit received in the prior period associated with the results of the former Commercial Business as well as legal settlements during the current and prior period.
The remainder of the activity related to changes in assets and liabilities due to the volume and timing of other operating cash receipts and payments with respect to when the transactions are reflected in earnings. Refer to the discussions above under “—Results of Operations” for further details.
Cash Flows from Investing Activities
The increase in net cash used in investing activities, as compared to the prior period, was primarily due to:
•an increase in dealer generated customer accounts and bulk account purchases of $88 million primarily due to higher bulk account purchases from a third party, and
•a $21 million payment associated with the settlement of post-closing adjustments related to the sale of the former Commercial Business, partially offset by
•a decrease in subscriber system assets expenditures of $74 million primarily due to a higher volume of outright sales and fewer customer additions.
Cash Flows from Financing Activities
The increase in net cash used in financing activities, as compared to the prior period, was primarily due to:
•share repurchases during the current period of $93 million, and
•an increase in net repayments on our 2020 Receivables Facility of $80 million, partially offset by
•a decrease in net repayments on our long-term debt of $122 million primarily related to higher redemptions during the prior period.
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

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain information that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are made in reliance on the safe harbor protections provided thereunder. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that all statements contained in this Form 10-Q that are not clearly historical in nature, including statements regarding the ADT Solar Exit and the expected costs and benefits of such exit; the Commercial Divestiture; the expected timetable for realizing expected benefits and synergies of the Commercial Divestiture and ADT Solar Exit including that the costs of the ADT Solar Exit may exceed our best estimates; the integration of strategic bulk purchases of customer accounts; the strategic investment by and long term partnership with State Farm; repurchases of shares of the Company’s common stock under the authorized share repurchase program, anticipated financial performance, including the Company’s ability to achieve its stated guidance metrics and to reduce debt or improve leverage ratios, or to achieve or maintain its long-term leverage goals; management’s plans and objectives for future operations; the successful development, commercialization, and timing of new or joint products; the expected timing of product commercialization with State Farm or any changes thereto, including the ADT home security program for State Farm; business prospects; outcomes of regulatory proceedings; market conditions; our ability to deploy our business continuity and disaster plans and procedures to successfully respond to catastrophic events; our strategic partnership and ongoing relationship with Google; the expected timing of product commercialization with Google or any changes thereto; the successful internal development, commercialization, and timing of our next generation platform and innovative offerings; the successful conversion of customers who continue to utilize outdated technology; the current and future market size for existing, new, or joint products; any stated or implied outcomes with regards to the foregoing; and other matters. Any stated or implied outcomes with regards to the foregoing are forward-looking.
Without limiting the generality of the preceding sentences, any time we use the words “ongoing,” “expects,” “intends,” “will,” “anticipates,” “believes,” “confident,” “continue,” “propose,” “seeks,” “could,” “may,” “should,” “estimates,” “forecasts,” “might,” “goals,” “objectives,” “targets,” “planned,” “projects,” and, in each case, their negative or other various or comparable terminology, and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking.
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
•the impact of information technology, cybersecurity, or data security breaches, including the incidents disclosed in the Current Reports on Form 8-K filed with the SEC on August 8, 2024 (the “August Incident”) and October 7, 2024 (the “October Incident” and together with the August Incident, the “Cybersecurity Incidents”);
•the Company's ongoing assessments of the impacts of the Cybersecurity Incidents; the Company's expectations regarding its ability to contain and remediate the Cybersecurity Incidents and to effectively implement counter measures intended to safeguard the Company’s information technology assets and operations; the impact of the Cybersecurity Incidents on the Company's relationships with customers, employees and regulators; the Company’s ability to coordinate effectively with its third party business partner to address the October Incident; legal, reputational and financial risks resulting from the Cybersecurity Incidents; and that any future, or still undetected, cybersecurity related incident, whether an attack, disruption, intrusion, denial of service, theft or other breach, including any such incident related to or arising from ADT’s business partners or other third parties, could result in unauthorized access to, or disclosure of, data, resulting in claims, costs and reputational harm that could negatively affect our actual results of operations or financial condition;
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
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2024, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2024, there were no changes in our internal control over financial reporting (“ICFR”) identified in our management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our ICFR.

During 2023, ADT began a multi-year IT transformation project by which we are migrating much of ADT’s infrastructure to the cloud. The initiative includes certain aspects of our customer relationship management and enterprise resource planning systems. In 2024, we nationally launched our customer relationship management system for our residential pro-install customers, which resulted in changes to our processes and procedures as well as to our ICFR; however, we concluded that this launch has not currently materially affected our ICFR. In addition, the transition to our new enterprise resource planning system has recently started and is not planned to be implemented until the second half of 2025.

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
Our Common Stock is listed on the New York Stock Exchange (the “NYSE”). Prior to March 19, 2024, Apollo controlled more than 50% of the combined voting power of the Company with respect to the election of directors, and we were considered a “controlled company” for the purposes of the NYSE rules and corporate governance standards. While we were a “controlled company” under the NYSE rules, we availed ourselves of applicable “controlled company” exemptions, which exempted us from certain requirements, including the requirements that we have a majority of independent directors on our Board of Directors and that the Compensation Committee of our Board of Directors (the “Compensation Committee”) and Nominating and Corporate Governance Committee of our Board of Directors (the “Nominating and Corporate Governance Committee”) be comprised entirely of independent directors.
On March 19, 2024, following a registered secondary offering of the Company’s Common Stock by certain Apollo affiliates (and the Company’s concurrent repurchase from the underwriters of 15 million shares of Common Stock that were the subject of the offering), including the exercise of the underwriters’ overallotment option which closed on that date, Apollo’s combined voting power with respect to the election of directors fell to 49.5%, and we ceased to be a controlled company as of that date. Under the NYSE rules, a company that ceases to be a controlled company must comply with the independent board committee requirements as they relate to the nominating and corporate governance and compensation committees on the following phase-in schedule: (i) at least one independent committee member at the time the company ceases to be a controlled company; (ii) at least a majority of independent committee members within 90 days of the date the company ceases to be a controlled company; and (iii) all independent committee members within one year of the date the company ceases to be a controlled company. Additionally, the NYSE rules provide a 12-month phase-in period from the date a company ceases to be a controlled company to comply with the majority independent board requirement.
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
While we are no longer a “controlled company,” Apollo continues to be able to exert significant influence over us and as of September 30, 2024 had the right to, among other things, nominate 50% of our directors pursuant to the Amended and Restated Stockholders Agreement, dated December 14, 2018, (the “Stockholders Agreement”) between the Company and Ultimate Parent and the Co-Investors (as defined therein). The interests of Apollo and its affiliates, including funds affiliated with Apollo, could conflict with or differ from our interests or the interests of our other stockholders. For example, the concentration of ownership held by funds affiliated with Apollo could (i) delay, defer, or prevent a change in control of our Company, (ii) impede a merger, takeover, or other business combination which may otherwise be favorable for us or that another stockholder may otherwise view favorably or (iii) cause us to enter into transactions or agreements that are not in the best interests of all stockholders. Additionally, Apollo and its affiliates are in the business of making investments in companies and may, from time to time, acquire and hold interests in or provide advice to businesses that compete directly or indirectly with us, or are suppliers or customers of ours. Apollo and its affiliates may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. Any such investment may increase the potential for the conflicts of interest discussed in this risk factor. So long as funds affiliated with Apollo continue to directly or indirectly own a significant amount of our equity, even if such amount is less than 50%, Apollo and its affiliates will continue to be able to substantially influence or effectively control our ability to enter into corporate transactions.
In addition, we are party to the Stockholders Agreement with Ultimate Parent and the Co-Investors. The Stockholders Agreement specifies that we will not take certain significant actions without the prior consent of Ultimate Parent, including, among other things, hiring or terminating any Executive Officer of our company, designating any new Executive Officer of our company, entering into certain merger, consolidation or other “change of control” transactions or changing the size of our Board. The Stockholders Agreement also specifies that Ultimate Parent has the right to nominate individuals for election to our Board and that we are, to the fullest extent permitted by applicable law, required to nominate and recommend that each such individual be elected as a director, and the right to designate a member to each committee of our Board. Relatedly, our amended and restated Bylaws (the “Bylaws”) provide that Ultimate Parent and the Co-Investors have the right, subject to certain conditions, to have their representatives appointed to serve on committees of our Board.
Cybersecurity attacks or threats or other unauthorized access or attempts to access our systems, or those of third parties, could compromise the security of our systems and otherwise disrupt our normal operations which could have a material adverse effect on our reputation, business, results of operations or financial condition.
We collect, process, transmit, and store sensitive and confidential information related to our customers, employees and business partners, as well as proprietary information related to our business, such as business plans and license agreements. This makes us vulnerable to cyber attacks and other attempts to gain unauthorized access to our information and technology networks and systems, including as a result of work from home environments and third-party systems that are interconnected with ours. Cyber attacks may come from phishing, malware, ransomware, or other methods. While we implement security measures within our products, services, operations, and, to a limited extent, within third parties’ systems, cyber attacks continue to evolve in sophistication and increase in volume and frequency and we have not in the past been and may not in the future be able to timely detect or prevent cybersecurity breaches on our systems or within third-party systems that are interconnected with ours, including the unauthorized access, capture, or alteration of information; the exposure or exploitation of potential security vulnerabilities; distributed denial of service attacks; the installation of malware or ransomware; acts of vandalism; computer viruses; or misplaced data or data loss that could materially adversely impact our reputation, business, results of operations or financial condition. Despite our security measures, we and third parties whose systems are interconnected with ours have been the target of and/or subject to a number of these forms of cyber attacks, including the incidents disclosed in the Current Reports on Form 8-K filed with the SEC on August 8, 2024 and October 7, 2024, respectively, the latter of which (referred to herein as the “October Incident”) we are still actively investigating, and we will likely continue to be the target of and/or subject to such attacks in the future. These cyber attacks have in the past resulted and may in the future result in certain impacts on our Company, including disrupted operations, system instability, theft of our confidential or proprietary or other information, increased cybersecurity protection, consulting and legal costs, litigation, and reputational damage. In addition, cyber attacks could result in misstated or misappropriated financial data or impair our ability to effectively manage our financial reporting process. We may be subject to regulatory scrutiny or exposed to additional litigation or other claims by affected persons including our customers, employees, and business partners. We are aware of one putative class action that was filed by a former ADT employee on October 18, 2024, alleging negligence and breach of implied contract arising out of the October Incident. Additionally, while our investigation is continuing, we have notified one state regulator about the October Incident and may additionally need to notify regulatory agencies in other states and individuals. While we maintain insurance coverage that is intended to address certain aspects of data security risks, such insurance coverage may not be sufficient to cover all losses or all types of claims that may arise.
In addition, following the Commercial Divestiture, certain of our information systems and our information security protocols remain interdependent on those of our divested Commercial Business, including dependence for a transitional period on its information systems for billing and alarm monitoring for a small portion of our clients’ accounts. Moreover, certain employees of our former Commercial Business have had and will continue to have access to our financial and other internal systems for a period of time. For more information on the continuing services relationship between ADT and our former Commercial Business, see the risk factor included in our 2023 Annual Report entitled, “We may not achieve some or all of the strategic and financial benefits that we expect to achieve from the Commercial Divestiture or the Solar Exit which could have a material adverse effect on our financial condition and results of operations.”
This interconnection with our former Commercial Business was exploited by an unauthorized actor in the October Incident and exposes us to increased risks related to cyber attacks. Cyber attacks and threats at our former Commercial Business have in the past led and may in the future lead to cyber attacks and threats to our systems and assets. Any measures we have taken or may take in the future to protect against theft and unauthorized system access may prove insufficient and cannot provide absolute protection against employees, including employees of our former Commercial Business, who may wrongfully or negligently use or access such technology, intellectual property, or information, or negligently or wrongfully disclose such technology and intellectual, confidential, proprietary, or any other information to third parties, including our competitors.

Our business also requires us to share confidential information with suppliers and other third parties. Third parties, including our partners and vendors, could also be a source of cybersecurity risk to us, or cause disruptions to our normal operations, in the event of a failure of their own products, components, networks, cybersecurity systems, and infrastructure. For example, in 2021, one of our vendors, the Ultimate Kronos Group (“Kronos”), which is a workforce management and human capital management cloud provider, experienced a ransomware attack that resulted in Kronos temporarily decommissioning the functionality of certain of its cloud software, requiring us to find alternative methods to properly pay our employees and to monitor the status of the work in progress of certain of our projects in a timely manner. In addition, some of the products we sell and provide services for are categorized as Internet of Things and may become targets for cybercriminals and other actors attempting to gain unauthorized access. The significant increase in the number of our employees working from home further exposes us to security risks. Although we take steps to secure confidential, proprietary or other information that is provided to or accessible by third parties working on our behalf, we cannot be certain that advances in criminal capabilities, new discoveries in the field of cryptography, or other developments will not compromise or breach the technology protecting the networks that access our products and services.
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
In addition, we depend on our information technology infrastructure, and that of our third parties, for business-to-business and business-to-consumer electronic commerce. Cyber attacks to, or threats against, this infrastructure could create prolonged system disruptions and shutdowns that could negatively impact our operations. Increasingly, our products and services are accessed through the Internet, and a significant number of service calls happen virtually, and cyber attacks and/or threats in connection with the delivery of our services via the Internet may affect us and could be detrimental to our reputation, business, financial condition, results of operations, and cash flows. There can be no assurance that our continued investments in new and emerging technology and other solutions to protect our network and information systems will prevent any of the risks described herein. In addition, any delay in making such investments due to conflicting budget priorities or otherwise could have a material adverse effect on our business, financial condition, results of operations, and cash flows. There can be no assurance that our insurance will be sufficient to protect against all our losses from any future disruptions or cyber attacks on our systems or other events as described herein.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Recent Sales of Unregistered Equity Securities
There were no sales of unregistered equity securities during the nine months ended September 30, 2024.
Use of Proceeds from Registered Equity Securities
We did not receive any proceeds from sales of registered equity securities during the nine months ended September 30, 2024.

Issuer Purchases of Equity Securities
The following table presents repurchases of shares of the Company’s Common Stock during the three months ended September 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
July 1, 2024 - July 31, 2024	—	$—	—	$256,644
August 1, 2024 - August 31, 2024	—	$—	—	$256,644
September 1, 2024 - September 30, 2024	—	$—	—	$256,644
Total	—	$—	—	$256,644
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

Subsequent event - In October 2024, the Company repurchased 5 million shares of Common Stock at a price per share of $6.40 for an aggregate purchase price of $32 million. As a result, the Company has approximately $225 million remaining under the Share Repurchase Plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
None.
ITEM 5. OTHER INFORMATION.
During the three months ended September 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
MIRA Amendment
On August 1, 2024, the Amended and Restated Management Investor Rights Agreement among the Company, Ultimate Parent, and certain security holders (the “MIRA”), was amended to, among other things, limit the applicability of the MIRA to certain current and former members of the Company’s executive leadership team (the “MIRA Amendment”).
The foregoing description of the MIRA Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the MIRA Amendment, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.
ITEM 6. EXHIBITS.
The exhibits listed on the accompanying Index to Exhibits are filed/furnished or incorporated by reference as part of this Quarterly Report on Form 10-Q.

INDEX TO EXHIBITS
The information required by this Item is set forth on the exhibit index below.

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of ADT Inc.	10-Q	3.1	8/1/2024
3.2	Amended and Restated Bylaws of ADT Inc.	8-K	3.1	9/18/2023
10.1+^	Amendment No. 2 to Amended and Restated Management Investor Rights Agreement, dated as of August 1, 2024 by Prime Security Services TopCo Parent	10-Q	10.6	8/1/2024
10.2	Incremental Assumption and Amendment Agreement No. 17, dated as of October 1, 2024, by and among Prime Security Services Holdings, LLC, Prime Security Services Borrower, LLC, The ADT Security Corporation, the subsidiary loan parties party thereto, the lenders and issuing banks party thereto and Barclays Bank PLC, as administrative agent.	8-K	10.1	10/1/2024
10.3*	Form of Indemnification Agreement by and between the Company and each of its Directors and Executive Officers
31.1*	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
31.2*	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
32.1**	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	XBRL Instant Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document
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

ADT Inc.

Date:	October 24, 2024	By:	/s/ Jeffrey Likosar
		Name:	Jeffrey Likosar
		Title:	President, Corporate Development and Transformation, and Chief Financial Officer (Principal Financial Officer)