Form 10-K
period 2024-12-31
ADT Inc.
filed 2025-02-27
CIK 1703056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2024, the aggregate market value of voting and non-voting common stock (including shares of common stock and Class B common stock, assuming all outstanding shares of Class B common stock were converted into shares of common stock) held by non-affiliates of the registrant was approximately $2.561 billion as computed by reference to the closing price of the registrant’s common stock on the New York Stock Exchange as of such date. Class B common stock is not listed for public trading on any exchange or market system; however, each share will become immediately convertible into one share of common stock, at the option of the holder, subject to certain timing and restrictions.
As of February 20, 2025, there were 821,758,736 shares outstanding of the registrant’s common stock, $0.01 par value per share, and 54,744,525 shares outstanding of the registrant’s Class B common stock, $0.01 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for use in connection with its 2025 Annual Meeting of Shareholders, which is to be filed no later than 120 days after December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Annual Report”) contains certain information that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are made in reliance on the safe harbor protections provided thereunder. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that all statements contained in this Annual Report that are not clearly historical in nature, including statements regarding our exit of the residential solar business (the “Solar Business”) (the “ADT Solar Exit”) and the expected costs and benefits of such exit; the commercial transaction between ADT and GTCR LLC (“GTCR”) (the “Commercial Divestiture”); the expected benefits of the Commercial Divestiture and ADT Solar Exit including that the costs of the ADT Solar Exit may exceed our best estimates; the integration of strategic bulk purchases of customer accounts; the strategic investment by and long term partnership with State Farm Fire & Casualty Company (“State Farm”); any repurchases of shares of our common stock under an authorized share repurchase plan; our ability to refinance or reduce debt or improve leverage ratios, or to achieve or maintain our leverage goals; anticipated financial performance, management’s plans and objectives for future operations; the successful development, commercialization, and timing of new or joint products; the expected timing of product commercialization with State Farm or any changes thereto, including the ADT home security program for State Farm; business prospects; outcomes of regulatory proceedings; market conditions; our ability to deploy our business continuity and disaster plans and procedures to successfully respond to catastrophic events; our strategic partnership and ongoing relationship with Google LLC (“Google”); the expected timing of product commercialization with Google or any changes thereto; the successful internal development, commercialization, and timing of our next generation platform and innovative offerings; the successful conversion of customers who continue to utilize outdated technology; the current and future market size for existing, new, or joint products; any stated or implied outcomes with regards to the foregoing; and other matters. Forward-looking statements are contained principally in the sections of this report entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Without limiting the generality of the preceding sentences, any time we use the words “expects,” “intends,” “will,” “anticipates,” “believes,” “confident,” “continue,” “propose,” “seeks,” “could,” “may,” “should,” “estimates,” “forecasts,” “might,” “goals,” “objectives,” “targets,” “planned,” “projects,” and, in each case, their negative or other various or comparable terminology, and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include, without limitation:
•our ability to retain and hire key personnel and to maintain relationships with customers, suppliers and other business partners;
•risks related to the Commercial Divestiture and ADT Solar Exit, including ADT’s business becoming less diversified and the possible diversion of management’s attention from ADT’s core business operations;
•our ability to keep pace with rapid technological changes and other industry changes;
•risks related to the expansion and further development of our next-generation platform and our efforts to migrate our information technology infrastructure, including our customer relationship management and enterprise resource planning systems, to the cloud;
•our ability to effectively implement our strategic partnership with, commercialize products with, or utilize any of the amounts invested in us by State Farm or provided by State Farm for research and development or other purposes;
•our ability to effectively implement our strategic partnership with or utilize any of the amounts invested in us by Google;
•the impact of supply chain disruptions;
•our ability to maintain and grow our existing customer base and to integrate strategic bulk purchases of customer accounts;
•our ability to sell our products and services or launch new products and services in highly competitive markets, including the home security and automation market, and to achieve market acceptance with acceptable margins;
•our ability to successfully upgrade obsolete equipment installed at our customers’ premises in an efficient and cost-effective manner;
•any changes in regulations or laws, economic and financial conditions, including labor and tax law changes, changes to privacy requirements, changes to telemarketing, email marketing and similar consumer protection laws, interest volatility, and trade tariffs and restrictions applicable to the products we sell;
•any material changes to the valuation allowances we take with respect to our deferred tax assets;
•the impact of cyber attacks or related breaches with respect to information technology systems, cybersecurity, or data security involving us, our business partners, or other third parties whose systems are interconnected with ours, including the incidents disclosed in our Current Reports on Form 8-K filed with the SEC on August 8, 2024 (the “August

Incident”) and October 7, 2024 (the “October Incident” and together with the August Incident, the “Cybersecurity Incidents”) and any similar future or still undetected attacks or incidents;
•risks related to the development, deployment, and use of artificial intelligence (“AI”) in our products and services, including technological and legal uncertainties surrounding AI technologies;
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
•our ability to continue to integrate various businesses, including bulk acquisitions of customer accounts, we have acquired, or will acquire in the future, in an efficient and cost-effective manner;
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
•any litigation or investigation related to such restatements; and
•our ability to maintain effective internal control over financial reporting (“ICFR”) and disclosure controls and procedures (“DCPs”), including our ability to remediate any potential material weakness in our ICFR and the timing of any such remediation, as well as the ability to maintain effective DCPs at a reasonable assurance level.
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
•The retirement of older telecommunications technology and limitations on our customers’ options could materially adversely affect our business, increase customer attrition, and require significant investments.
•Police and fire departments could refuse to respond to calls from monitored security service companies, which could damage consumer trust and confidence in our solutions and may damage our ability to attract and retain customers.
•Our reputation as a service provider of high-quality security offerings may be materially adversely affected by product defects or shortfalls in customer service, or by the failure of first responders to respond to calls.
•Unauthorized use of our brand names by third parties, and the expenses incurred in developing and preserving the value of our brand names, may materially adversely affect our business.

Risks Related to Our Operations
•If our attrition rate rises significantly, our profitability, business, financial condition, results of operations, and cash flows could be materially adversely affected.
•Delays, costs, and disruptions that result from upgrading, integrating, and maintaining the security of our information and technology networks and systems could materially adversely affect us.
•If we do not effectively implement our plans to migrate our technology infrastructure to the cloud, we could experience significant disruptions in our operations.
•Cybersecurity attacks or threats or other unauthorized access or attempts to access to our systems, or those of third parties, have in the past, and may in the future, compromise the security of our systems and disrupt our operations.
•Uncertainty in the development, deployment, and use of AI in our products and services, as well as our business more broadly, could adversely affect our business and reputation.
•Any failure or interruption in products or services provided by third-party providers and suppliers for components of our security and automation systems or software licenses for our products and services could harm our ability to operate.
•An event causing a disruption in the ability of our monitoring facilities or customer care resources to operate, including work from home operations, could materially adversely affect our business.
•A variety of events, including pandemics, natural disasters, and other macroeconomic events, have had and could have in the future a significant negative impact on our ability to carry on our normal operations.
•Our independent, third-party authorized dealers may not be able to mitigate certain risks such as information technology and data security breaches, product liability, errors and omissions, and compliance with applicable laws and regulations.
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
•Our exit from the residential Solar Business is subject to uncertainties and risks that may materially adversely affect our financial condition and results of operations.
•We may not achieve some or all of the strategic and financial benefits that we expect to achieve from the Commercial Divestiture or the ADT Solar Exit.
•ADT is a less diversified business following the Commercial Divestiture and the ADT Solar Exit, which may adversely affect ADT’s results of operations and financial condition.
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
•Any new, changes to existing, or uncertainty regarding laws or regulations, or our failure to comply with any such rules or regulations could be costly to us, harm our business and operations, and impede our ability to grow our existing business, any new businesses that we acquire, or investment opportunities that we pursue.
•We could be assessed penalties and fines for false alarms, and if these expenses become significant or we are unable to pass along the associated costs, our customers may terminate or fail to renew our services.
•Adoption of statutes and governmental policies purporting to characterize certain of our charges as unlawful may adversely affect our business.
•In the absence of net neutrality or similar regulation, certain providers of Internet access may block our services or charge their customers more for using our services, or government regulations relating to the Internet could change.

•Liability for employee acts or omissions or system failures could negatively affect our business.
•Liability for obligations of The Brink’s Company under the Coal Act or other coal-related liabilities of The Brink’s Company could negatively affect our business.
•Our business would be adversely affected if certain of our independent contractors were classified as employees.
•Existing or new tariffs and other trade restrictions imposed on imports from China, Mexico, or other countries where much of our end-user equipment is manufactured, or any counter-measures taken in response, may harm our business and results of operations.
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
•A substantial part of our revenue is derived from the recurring monthly revenue due from customers under alarm monitoring and other service contracts and we are subject to credit risk and other risks associated with our customers, dealers, and third-party lenders.
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
•Our debt agreements contain restrictions that limit our flexibility and limit the manner in which we conduct our business and finance future operations or capital needs.
•Our stock price may fluctuate significantly.
•Apollo continues to exert significant influence over us, and its interests may conflict with our interests and the interests of other stockholders and could negatively impact our ability to enter into corporate transactions.
•If we fail to establish and achieve the objectives of our sustainability program, we may not be viewed as an attractive investment, service provider, workplace, or business, which could have a negative effect on our company.
•Our organizational documents may impede or discourage a takeover, which could deprive our investors of the opportunity to receive a premium on their shares.
•Our Certificate of Incorporation provides for exclusive forum provisions which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes.
•Share repurchases or dividend payments could increase volatility in the trading price of our Common Stock, and may not result in long-term value to shareholders.

PART I
ITEM 1. BUSINESS.
TABLE OF CONTENTS
•Company Overview
•Key Business Developments
•Segment and Geographic Information
•Products and Services
•Our Market
•Competition
•Resources Material to our Business
•Seasonality
•Government Regulation and Other Regulatory Matters
•Human Capital and Sustainability
•Available Information
COMPANY OVERVIEW
Our Business
ADT Inc., together with its wholly-owned subsidiaries (collectively, the “Company”, “we”, “our”, “us”, and “ADT”), is a leading provider of security, interactive, and smart home solutions serving residential and small business customers in the United States (“U.S.”). As discussed below, on October 2, 2023, we completed the divestiture of our former Commercial Business; and as of June 30, 2024, substantially all operations of our former Solar Business had ceased.
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
As of December 31, 2024, we had approximately 6.4 million security monitoring service subscribers. We serve our customers through our nationwide sales and service offices, monitoring and support centers, and large network of installation and service professionals.
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
In January 2018, we completed an initial public offering (“IPO”), and our common stock, par value $0.01 per share (“Common Stock”), began trading on the New York Stock Exchange (the “NYSE”) under the symbol “ADT.”

Prior to March 11, 2024, the Company was majority-owned by Prime Security Services TopCo (ML), L.P., which is majority-owned by Prime Security Services TopCo Parent, L.P. (“Ultimate Parent”). Ultimate Parent is ultimately majority-owned by Apollo Investment Fund VIII, L.P. and its related funds that are directly or indirectly managed by affiliates of Apollo Global Management, Inc. (together with its subsidiaries and affiliates, “Apollo”). Following a registered secondary offering of the Company’s Common Stock during March 2024 by certain Apollo affiliates and the Company’s concurrent share repurchases of Common Stock, the Company ceased to be a “controlled company” under the NYSE rules.
As of December 31, 2024, Apollo owned approximately 40%, State Farm owned approximately 15%, and Google owned approximately 6% of our outstanding Common Stock, including shares of Class B common stock, par value $0.01 per share (“Class B Common Stock”) (on an as-converted basis), which is owned exclusively by Google, and unvested shares of Common Stock.
KEY BUSINESS DEVELOPMENTS
ADT Solar Exit
In December 2021, we entered the residential solar market with the Solar Business acquisition, which allowed us to provide customers with solar and energy storage solutions, energy efficiency upgrades, and roofing services.
In November 2023, we announced a plan to streamline the Solar Business to focus on the top performing markets and rationalize the overhead and infrastructure of the business. As part of this plan, we closed a significant number of branches that operated the Solar Business along with making associated headcount reductions.
In January 2024, after a strategic review of the business and continued macroeconomic and industry pressures, the Company’s board of directors (the “Board of Directors”) approved a plan to fully exit the residential Solar Business; and as of June 30, 2024, substantially all operations of the Solar Business had ceased.
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
The Commercial Divestiture supported our strategic vision and strengthened our financial profile, and we used net proceeds of approximately $1,518 million to reduce our debt. Refer to Note 7 “Debt” in the Notes to Consolidated Financial Statements in Item 15 “Exhibit and Financial Statement Schedules” for further information.
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
The Company and GTCR entered into an agreement granting GTCR a license to continue to use the ADT brand and other Company trademarks for a period of twelve months to transition from Company branding (the “Brand License”), which expired during the fourth quarter of 2024. The Company has also agreed to a covenant not to assert a claim against GTCR for infringement of Company's patents as of the Commercial Divestiture for products and services that were used in the Commercial Business prior to the Commercial Divestiture, and has provided GTCR with a paid-up, irrevocable, non-assignable (with limited exceptions) license to continue to use certain software and other Company IP in the same manner. Royalty income is included in other income (expense) and was not material during 2024 and 2023.

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
Google Partnership
In July 2020, we entered into a Master Supply, Distribution, and Marketing Agreement with Google (as amended, the “Google Commercial Agreement”) pursuant to which Google has agreed to supply us with certain Google devices as well as certain Google video and analytics services (the “Google Devices and Services”) for sale to our customers. Subject to customary termination rights related to breach and change of control, the Google Commercial Agreement has an initial term of seven years from the date that the Google Devices and Services are successfully integrated into the Company’s end-user security and automation platform. Further, subject to certain carve-outs, the Company has agreed to exclusively sell Google Devices and Services to its customers. In January 2024, we amended the Google Commercial Agreement to, among other things, remove exclusivity for do-it-yourself (“DIY”) products and services, limit exclusivity for do-it-for-me (“DIFM”) products and services, and restructure the commitment from the Google Success Fund to pay a portion of the remaining amount due to ADT as a quarterly marketing reimbursement (with the balance to be used towards unlocking certain opportunities).
In September 2020, we issued and sold 54,744,525 shares of Class B Common Stock, for an aggregate purchase price of $450 million, to Google in a private placement pursuant to a securities purchase agreement dated July 31, 2020. In connection with the issuance of the Class B Common Stock, the Company and Google entered into an Investor Rights Agreement (the “Google Investor Rights Agreement”), pursuant to which Google agreed to be bound by customary transfer restrictions and drag-along rights, and be afforded customary registration rights with respect to shares of Class B Common Stock held directly by Google. Under the terms of the Google Investor Rights Agreement, Google was prohibited, subject to certain exceptions, from transferring any shares of Class B Common Stock or any shares of Common Stock issuable upon conversion of the Class B Common Stock beneficially owned by Google until September 2023, or earlier if certain conditions occurred (the “Google Lock-up Period”). In December 2023, the Company and Google amended the Google Investor Rights Agreement to extend the Google Lock-up Period through June 2025, or earlier if certain conditions occur (see Note 10 “Equity” in the Notes to Consolidated Financial Statements).
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
In December 2023, the Company and Google entered into an addendum to the Company’s existing agreement for using Google cloud services (the “Google Cloud Agreement Addendum”), pursuant to which Google has agreed to provide certain credits, discounts, and other incentives for use of the Google Cloud Platform to the Company, and the Company has committed to purchasing $200 million of Google Cloud Platform services over seven years (through December 2030) (the “Google Cloud Commitment”).
Refer to Note 13 “Commitments and Contingencies” in the Notes to Consolidated Financial Statements for more information.

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
In October 2022, the State Farm Strategic Investment closed, and we issued and sold the State Farm Shares to State Farm pursuant to the State Farm Securities Purchase Agreement (the “Closing”). Also in October 2022, the Tender Offer expired, and we used the proceeds from the State Farm Strategic Investment to repurchase the Tender Shares, subject to the terms and conditions described in the Offer to Purchase, dated September 12, 2022 (as amended from time to time, the “Offer to Purchase”). Additionally, pursuant to the State Farm Securities Purchase Agreement, at the Closing, we entered into an Investor Rights Agreement, dated as of October 13, 2022, with State Farm (the “State Farm Investor Rights Agreement”), pursuant to which State Farm agreed to be bound by customary transfer and standstill restrictions and drag-along rights, and be afforded customary registration rights with respect to the State Farm Shares. In particular, State Farm is prohibited, subject to certain customary exceptions, from transferring any State Farm Shares until the earlier of (i) October 13, 2025 and (ii) the date on which the State Farm Development Agreement (as defined below) has been validly terminated, other than in the event of a termination by the Company for a material breach thereof by State Farm.
In addition, we entered into a development agreement with State Farm (the “State Farm Development Agreement”), pursuant to which State Farm committed up to $300 million to fund product and technology innovation, customer growth, and marketing initiatives. Upon the Closing, we received $100 million of such commitment from State Farm, which is restricted until we use the funds for investment, as agreed upon with State Farm, in accordance with the State Farm Development Agreement (the “Opportunity Fund”).
Refer to Note 10 “Equity” and Note 16 “Related Party Transactions” in the Notes to Consolidated Financial Statements for more information.
SEGMENT AND GEOGRAPHIC INFORMATION
We evaluate and report our segment information based on the manner in which our Chief Executive Officer (“CEO”), who is the chief operating decision maker (“CODM”), evaluates performance and allocates resources. The CODM manages the business on a consolidated basis, and as such, we report results in a single operating and reportable segment which reflects the business operations of the Company’s former Consumer and Small Business (“CSB”) segment.
For further information, refer to Note 3 “Segment Information” in the Notes to Consolidated Financial Statements.
Where applicable, prior periods have been retrospectively adjusted to reflect our current operating and reportable segment structure.
Revenue generated by customers outside of the U.S. is not material.
PRODUCTS AND SERVICES
Security and Automation Offerings
Our core security offerings include burglar and life safety alarms, smart security cameras, smart home automation systems, and video surveillance systems (referred to collectively as security systems, solutions, or offerings). Our security offerings are designed to detect intrusion; control access; sense movement, smoke, fire, carbon monoxide, leaks, temperature, and other environmental conditions and hazards; and address personal medical emergencies such as injuries or unanticipated falls. We offer our customers routine maintenance and the installation of upgraded or additional equipment, which provide additional value to the customer and generate incremental recurring monthly revenue. Additionally, our personal emergency response system products and services utilize our security monitoring infrastructure to provide customers with solutions that help to sustain independent living, detect when a fall occurs, and provide protection while on the go with geolocation capability.
During 2022, as part of our partnership with Google, we launched the Google Nest doorbell, rolled out mesh Wi-Fi, and launched Google indoor and outdoor cameras as part of our product offerings. In the first quarter of 2023, we launched our proprietary ADT+ app for our self set-up line of DIY smart home security products, including Google Nest offerings, which allows customers to easily access and control their ADT devices through an intuitive app experience. Our comprehensive interactive technology platform is intended to provide customers with a seamless experience through a common application across security, life safety, automation, and analytics, and integrate the user experience, customer service experience, and back-end support.
During the fourth quarter of 2023, we began our phased rollout of our ADT+ app for professional installation along with a new interactive and hardware lineup. During 2024, the Company continued its phased rollout of the ADT+ platform across the country. Customers can now take advantage of next generation hardware and technology through our proprietary app.
In addition, we launched Trusted NeighborTM across the U.S. This new offering allows customers to grant secure, temporary access to their homes through the ADT+ app, enhancing security and convenience. Enabled by deep integration of the ADT+ app, Google Nest Doorbell’s Familiar Faces technology, and Yale locks, select customers can use the Auto-Unlock feature to automatically verify a trusted individual.
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
Generally, a significant upfront investment is required to acquire new subscribers related to installation costs (such as labor, commissions, equipment, and overhead), which we recover through upfront fees charged at the time of installation and recurring monthly revenue generated in future years. While the economics of an installation can vary depending on the customer acquisition channel and offering, we generally achieve revenue break-even in approximately two years. Our ability to increase our average prices for individual customers depends on a number of factors, including the type and complexity of service, the quality of our service, the introduction of additional features and offerings that increase the value to the customer, and the competitive environments in which we operate.
At the time of initial equipment installation, our customers typically contract for both monitoring and maintenance services, which are generally governed by multi-year contracts. If a customer cancels or is otherwise in default under a monitoring contract prior to the end of the initial contract term, we have the right under the contract to receive a termination payment from the customer in an amount equal to a designated percentage of all remaining monthly payments.
The standard contract terms are two, three, or five years, with automatic renewals for successive 30-day periods for residential customers and annual periods for small business customers, unless canceled by either party. We may also offer month-to-month contracts depending on the circumstance.
Qualifying customers can pay any upfront fees over the course of the contract (referred to as retail installment contracts). A security interest is granted in the retail installment contract receivables as collateral for cash borrowings under our uncommitted receivables securitization financing agreement (the “2020 Receivables Facility”). Customers are also generally obligated to make monthly payments for monitoring services for the remainder of the initial contract term. Monitoring services are typically billed monthly or quarterly in advance, and more than 80% of our residential customers pay us these fees through automated payment methods, with new residential customers generally opting for these payment methods.
Monitoring Centers
As of December 31, 2024, we operated six monitoring centers located throughout the U.S. and listed by Underwriters Laboratories (“UL”) in order to provide 24/7 year-round professional monitoring services to our customers, including our monitoring centers that also provide outsourced monitoring services for other security companies. Our monitoring centers are fully redundant, which means all monitoring operations can be transferred to another monitoring center in case of an emergency such as fire, tornado, major interruption in telephone or computer service, or any other event affecting the functionality of one of our centers. To obtain and maintain a UL listing, a security systems monitoring center must be located in a building meeting UL’s structural requirements, have back-up computer and power systems, and meet UL specifications for staffing and standard operating procedures. Many jurisdictions have laws requiring that security systems for certain buildings be monitored by UL-listed centers, and in some instances, a UL listing is required by insurers of certain customers as a condition of insurance coverage. In addition, we implemented certain work from home actions, including for a majority of our monitoring center professionals, in compliance with UL work from home standards.
Upon the occurrence of certain initiating events, our monitored security systems send event-specific signals to our monitoring personnel who then relay appropriate information, based on the customer’s contract and preferences, to first responders, such as local police, fire departments, or medical emergency response centers and the customer or others on the customer’s emergency contact list. We continue to focus on our alarm verification technologies and partner with industry associations and various first responder agencies to help prioritize response events, enhance response policies, and develop processes that allow us to send data to emergency response centers directly. Additionally, our System Monitoring and Response Technology (“SMART”) monitoring solution aims to result in faster and higher-quality alarm responses and is expected to reduce annual false alarms and customer care calls. Our SMART monitoring differentiates our offerings by delivering alarms to connected and participating 911 centers faster than traditional voice handling speeds. Additionally, our alarm scoring program, which offers a uniform and reliable approach for categorizing alarm severity levels, enhances the accuracy of assessing potential life or property threats and gives first responders precise and crucial alarm data for improved emergency responses.
Field and Call Center Operations
Our field and call center operations comprise a nationwide network of sales and service offices, call centers, and support facilities. We staff our sales and service offices with qualified field solution advisors and installation and service technicians, and we utilize third-party subcontract labor when appropriate. We provide ongoing training to our field and call center employees, as well as our authorized dealers, and we continually measure and monitor customer satisfaction-oriented metrics across each customer touch point. Our objective is to provide a differentiated service experience by resolving customer issues remotely whenever possible and scheduling installation and service visits at times convenient for the customer.
Our innovative remote assistance program (the “Remote Assistance Program”) delivers a scalable, cost-efficient means of servicing our customers through live video streaming with our skilled technicians to troubleshoot and resolve service issues as well as remote programming and installation support for new DIY systems, add-ons, and resale reactivations. We are also exploring and implementing AI tools that are aimed to improve and automate certain processes for our call center agents and customers. Additionally, our ADT WiFi Fix app allows remote customer service agents to diagnose and address any WiFi issues impacting customers’ ADT equipment or other devices. These offerings provide customers with more options for receiving services that best fit their lifestyles while reducing the cost for us to provide these services and lowering our carbon footprint through the reduction of truck rolls.
Our customer care agents provide support 24 hours a day on a year-round basis to ensure service requests are handled promptly and professionally. Approximately 80% of these requests are resolved during the initial interaction. However, in the event these requests cannot be resolved, they are routed to a remote assist agent or a field technician for further support. In many cases, customer care agents can remotely resolve emergency and non-emergency inquiries regarding ongoing alarms, service, billing, and system and product troubleshooting. We continue to offer customers additional choices in managing their services through customer-facing self-service tools via interactive voice response systems and the Internet. In addition, we use a network of external vendors, both domestic and outside of the U.S., to supplement our internal call center resources as needed.
Our support facilities also provide administrative assistance to our local service offices and customer care centers, which includes scheduling and ordering, drop-shipping, and physically distributing system components for installations.
Sales and Distribution Channels
We utilize a complementary mix of direct and indirect sales and distribution channels:
•Direct Channel
Our direct channel customers are generated by direct response and other marketing efforts, general brand awareness, customer referrals, door-to-door activities, along with lead generation partners, and are supported by our internal sales force located in our national sales call centers as well as our nationwide network of field sales and service offices. In many scenarios, we close the sale of a basic system over the phone and allow our field force to augment the system at the time of installation. In other cases, field solution advisors work directly with the customer to select an ideal system. Driven by consumer preferences, we also market to customers through retail and e-commerce channels, and we have been supplementing existing channels to meet consumers where they prefer to shop.
Our field solution advisors typically undergo an in-depth screening process prior to hire, complete comprehensive centralized training prior to conducting customer sales presentations, and participate in ongoing training in support of new offerings. We generally utilize a highly structured sales approach, which includes a structured model sales call, daily monitoring of sales activity and effectiveness metrics, and regular coaching by our sales management teams.

•Indirect Channel
Our indirect channel customers are generated mainly through our network of agreements with third-party independent dealers who sell and install equipment and ADT Authorized Dealer-branded monitoring, interactive, and other services to residential end users (the “ADT Authorized Dealer Program”). As opportunities arise, we may engage in selective third-party account purchases, which typically involve the bulk purchase of customer accounts from other security service providers.
As of December 31, 2024, our network of authorized dealers consisted of approximately 140 authorized dealers operating across the U.S. Our authorized dealers are contractually obligated to offer exclusively to us all qualified monitored accounts they generate, but we are not obligated to accept these accounts. We pay our authorized dealers for the acquisition of any qualified monitored accounts (referred to as dealer generated customer accounts) we purchase from them. Dealer generated customer account contracts typically have an initial term of three years with automatic renewals for successive 30-day periods, unless canceled by either party. If a purchased account is canceled during the charge-back period, which is generally thirteen months, the dealer is required to refund our payment of the purchase price for the canceled account. In certain instances in which we reject an account, we generally still indirectly provide monitoring services for that account through a monitoring services agreement with the authorized dealer.
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
We strive to optimize our marketing spend through a lead modeling process, whereby we dynamically allocate spend based on lead flow and measured marketing channel effectiveness. We market our offerings through national television, radio, and direct mail advertisements, as well as through Internet advertising, which includes national search engine marketing, email, online video, local search, and social media. We also have several affinity partnerships with organizations that promote our services to their customer bases, and we market through social media influencers and celebrity spokespersons representing the ADT brand. In addition to Google and State Farm, our strategic partnerships and alliances include dealers, home builders, property management firms, homeowners’ associations, financial institutions, retailers, first responders, and software service providers.
OUR MARKET
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
We also seek opportunities to leverage our brand name, experience in security and smart home solutions, and high degree of trust among our customer base to pursue new customers in complementary markets such as personal on-the-go security and safety. We have seen increased interest in smart home offerings and other mobile technology applications, which we believe is attributable to a variety of factors, including advancements in technology, younger generations of consumers, and shifts to de-urbanization. We believe our strategic initiatives will help us satisfy consumer demands in light of these macro-level dynamics and position us for sustainable growth for years to come.
Our goal is to maximize customer lifetime value for both new and existing customers by (i) continuing to evaluate our pricing and product offerings; (ii) managing costs and service strategies to provide enhanced value; (iii) upgrading existing customers to our interactive services, internet protocol (“IP”) video solutions, or other upgraded solutions where desirable; (iv) offering various bundling initiatives; and (v) achieving long customer tenure.

COMPETITION
Our approach to competition is to emphasize the quality and reputation of our offerings and industry-leading brand, our superior customer service, unique product and service offerings, our network of customer support and monitoring centers, commitment to consumer privacy, and knowledge of customer needs. Success in acquiring new customers depends on a variety of factors such as brand and reputation, market visibility, the ability to identify and sell to prospective customers, offering capabilities, and the quality and prices of our products and services. We are focused on extending our leadership position in the traditional residential and small business security and smart home markets. In addition, we continue to add new features and functionalities to further differentiate our offerings and support a pricing premium. We believe a combination of technology advancements along with a growing customer interest in lifestyle and business productivity solutions will support the increasing market penetration.
Traditional residential and small business security markets in the U.S. remain highly competitive and fragmented, with several major companies; many smaller national, local, and regional companies; and an increasing number of new entrants, which is primarily the result of relatively low barriers to entry and the availability of companies providing outsourced monitoring services without maintaining the customer relationship. Technology trends and innovation have also created significant change in our industries, providing many new opportunities while also lowering the barriers to entry for automation, interactive, and smart home solutions. As a result, new business models and competitors have emerged. Additionally, with our recent focus on DIY offerings, we may face additional competition in the DIY space as we position ourselves to grow our market share.
We believe our principal competitors are:

Residential (Pro-Installation)	Residential (Self-Installation)	Small Business
Vivint Smart Home, Inc (a subsidiary of NRG)	Ring Smart Security System by Amazon	Vivint Smart Home, Inc (a subsidiary of NRG)
Xfinity Home Security (a division of Comcast Corporation)	SimpliSafe Home Security Systems	Ring Smart Security System by Amazon
Brinks Home Security (operating brand of Monitronics International, Inc.)	Wyze Home Monitoring	SimpliSafe Home Security Systems
We also compete with point solutions (products with one intended application) and home automation-only systems. In some cases, customers believe that these offerings replace the need for full-scale security systems. Further, third-party installation companies often partner with device providers to offer professional installation alternatives for these point solutions and other DIY systems.
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
We believe we are well positioned to compete with traditional and new competitors due to our focus on safety, security, and convenience; our nationwide team of sales consultants; our solid reputation for and expertise in providing reliable security and monitoring services through our in-house network of redundant monitoring centers; our reliable product solutions; our highly skilled installation and service organization; and our partnerships with companies such as Google and State Farm.
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
In connection with the Commercial Divestiture, we granted the Commercial Business a license to continue to use the ADT brand and other Company trademarks for a period of twelve months to transition from Company branding (the “Brand License”), which expired during the fourth quarter of 2024. We have also agreed to a covenant not to assert a claim against the Commercial Business for infringement of the Company's patents as of the Commercial Divestiture for products and services that were used in the Commercial Business prior to the Commercial Divestiture, and have provided the Commercial Business with a paid-up, irrevocable, non-assignable (with limited exceptions) license to continue to use certain software and other Company intellectual property in the same manner.
SEASONALITY
Our residential security and home automation business has historically experienced a certain level of seasonality primarily as a result of fluctuations in the housing market. Since more household moves typically take place during the second and third calendar quarters of each year, our disconnect rate, new customer additions and installation volume, and related cash subscriber acquisition costs are historically higher in these quarters than in the first and fourth calendar quarters. However, other factors such as the level of marketing expense, relevant promotional offers, and timing of third-party account purchases can impact these trends. Further, we may see increased servicing costs or reductions in revenue related to more alarm signals, customer service requests, and customer credits as a result of inclement weather-related incidents.
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
Licensing and Permitting
Most states in which we operate have employee and/or business licensing laws directed specifically toward professional installation and monitoring of security devices. Our business is also subject to requirements, codes, and standards imposed by local government jurisdictions, as well as various insurance, approval and listing, and standards organizations. We maintain the relevant and necessary licenses related to the provision of installation of security systems and related services in the jurisdictions in which we operate.
Additionally, we rely extensively on telecommunications service providers, which are regulated in the U.S. by the Federal Communications Commission (“FCC”), to communicate signals as part of the functionality and monitoring of security systems.
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
Our collection and use of personal information and communications with current and potential customers are regulated by federal and state laws, which include restrictions on the use of telemarketing, auto-dialing technology, email marketing, and text communications; restrictions on the sale, sharing, and use of personal information; as well as requirements for the protection thereof and actions to be taken in the event of a breach of personal information.
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
We provide some residential customers the option to pay up-front charges in installments and certain other customers the option of using third-party financing arrangements, all of which are subject to federal and state laws regulating consumer finance. These laws require certain mandatory consumer disclosures and, in some cases, limit our ability to impose certain fees and charges. In addition, some jurisdictions require us to register or obtain licenses in order to make installment contract or third-party financing options available to our customers.
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
Artificial Intelligence
The recent rapid development and use of AI, including generative AI, has resulted in increased scrutiny by state and federal governments in the U.S. We are closely monitoring laws regulating the development and deployment of AI and similar technologies at the state and federal level and assessing their potential impact on our current, planned, and potential use of AI in our business. At this time, we do not believe that federal, state, and local laws and regulations relating to the use of AI have a material adverse effect on our business. However, developments in AI technology and laws and regulations affecting how we propose to use AI may limit or restrict our ability to use such technology.

We are currently assessing and piloting AI solutions for basic customer interactions to improve service quality and response times. We are also exploring how we can use AI in our product and service offerings to expand our capabilities and drive efficiencies.
HUMAN CAPITAL AND SUSTAINABILITY
We believe focusing on human capital management and sustainability enhances our corporate performance, while enabling us to hire and retain top talent who share our values and passion about our organization.
Human Capital Management
As of December 31, 2024, we employed approximately 12,800 people, including approximately 1,700 direct field solution advisors; 3,200 installation and service technicians; 4,400 customer care professionals; and 600 phone sales representatives.
Approximately 7% of our employees are covered by collective bargaining agreements; and we believe our relations with our employees and labor unions have generally been positive.
A Culture of High Performance
The shared values, priorities, and principles that shape beliefs and drive behaviors and decision-making to achieve high performance at every level is critical to our innovation and long-term sustainable success. We are committed to fostering a culture and environment where every team member feels valued and empowered to collaborate and contribute to the achievement of business results as well as their individual career goals. In 2024, we redesigned and refreshed our cultural markers to BLUE: Bold, Lead, Unite, and Elevate, which represent our guiding principles that unite and empower us with purpose and passion. Additionally, we significantly increased the frequency that employees receive performance and development coaching and feedback to help ensure all employees are clearly focused on critical business outcomes and development opportunities. Our total compensation programs are designed to differentiate rewards and recognize high performance via the merit pay process, the annual incentive plan, and the long-term incentive plan, subject to team member eligibility.
Talent Recruitment and Management
Our success in attracting, retaining, and developing a strong, dedicated, and diverse workforce largely depends on the hiring and retaining of top talent across the entire organization, specifically our senior management team, technology and product talent, and customer-facing employees. We offer our employees competitive compensation, benefits, and health and wellness programs, as well as training, networking, development resources, coaching, and performance feedback. In addition, our long-term equity compensation plans are intended to align management interests with those of our stockholders and to encourage the creation of long-term value. We continue to deploy talent using a mix of hybrid, remote, and in-person work arrangements, based on the nature of the role, to support talent attraction and retention in alignment with business needs. At our headquarters, we implemented a hybrid on-site work model requiring employees covered under this model to work in-office a minimum number of days per week.
Our comprehensive employee listening program collects feedback and sentiment at every stage of the employee experience, including an annual sentiment survey. The annual sentiment survey was completed by approximately two thirds of employees, up from the prior year, and showed favorable results for most topics. Our annual leadership talent management review practice assesses overall performance and potential and includes succession planning for our Executive Leadership Team (“ELT”) roles reporting to the CEO.
Inclusive Diversity and Belonging (“IDB”)
We are committed to building and sustaining a culture of inclusive diversity and deliberately advancing the maturity and effectiveness of our practices. Our culture aims to recognize and embrace all forms of diversity in order to drive innovation and growth. Talent diversity starts with the recruitment and hiring process and continues through the learning, development, advancement, and retention of employees with wide-ranging backgrounds and experiences. We highly value our employees’ diversity and aim to promote diversity awareness in all of our talent management processes.
Our Inclusive Diversity and Belonging Operating Team (the “IDB Team”) and its ten Business Employee Resource Groups (“BERGs”) are central to our ability to execute our IDB priorities. The IDB Team is a diverse group of business leaders from across the organization, including executive and senior management, that focuses on continuous improvement of our IDB practices and effectiveness. Our commitment to inclusion is also integrated into our cultural markers which reinforces our focus on fostering a collaborative and supportive environment. IDB learning and education is supported by a comprehensive suite of on-demand resources; and IDB education and awareness continues to be a high-priority.
BERGs offer our employees specific opportunities to partner and collaborate through learning and networking, volunteer projects, and mentoring. Our BERGs also participate in various business initiatives. Executives and officers from across the Company leverage their time, networks, and resources to support BERG initiatives and projects. To support BERG community advocacy and outreach, each BERG is granted a small budget to donate to nonprofit organizations that align with their mission and our corporate social responsibility efforts. Deliberate growth and development of our BERGs is central to the engagement, retention, and development of our employees.
Employee Well-being, Health, and Safety
We devote significant resources to employees’ wellness, health, and safety. We continue to provide to all employees ADT Balance, which is an annual well-being program that offers a robust variety of features, including biometric screenings, team fitness challenges, webinars, group coaching, and self-guided resources. Employees enrolled in our self-insured medical plan may earn a discount on medical payroll contributions for themselves and/or their enrolled spouses or domestic partners by completing the annual preventative exam and an online health assessment. Additionally, cash incentives can be earned by completing certain well-being activities. In 2024, we enhanced our financial well-being programs through our vendor partners, including money coaching, identity protection, and mortgage referral programs.
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
Environmental
We are committed to reducing our environmental impact by promoting environmental stewardship throughout our organization, and we continuously strive to improve our carbon footprint. We are also assessing environmental risk on our operations as one aspect of our enterprise risk management review process and plan to continue to do so on an ongoing basis. We have implemented our ADT Environmental Absolutes framework, which represents our focus on complying with environmental requirements, addressing proper disposal of waste streams, and promoting recycling of materials. We employ waste recycling and diversion programs and continue to monitor waste levels and reduce unnecessary trash hauls. We also continually explore methods to reduce greenhouse gases from our motor vehicle fleet, including through the purchase of newer vehicle models having greater fuel efficiency, the use of hybrid vehicles, and our Remote Assistance Program that reduces truck rolls. In addition, we have focused on efficiency improvements in lighting, air handling, and data operations as well as through the utilization of renewable energy while continuing to rationalize our real estate portfolio.
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
Governance
ADT prioritizes strong corporate governance, believing that this is the foundation for financial integrity and superior performance. Our Board of Directors is responsible for the oversight of our business and approves our operating values which are reflected in our Code of Conduct (the “Code”).

We are committed to working to ensure all ADT employees uphold our core Company values of trust, collaboration, service, and innovation. This begins with the Code, which describes our commitment to our customers, investors, communities, and each other. The Code outlines employee expectations and helps foster a culture of integrity. We adhere to the governance requirements established by federal and state law, the SEC, and the NYSE; and we strive to establish appropriate risk management methods and control procedures to adequately manage and monitor the major risks we may face day to day.
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
Our ability to develop, alone or with third parties, or to acquire new products and services that are technologically innovative requires the investment of significant resources and can affect our competitive position. In addition, the dynamic nature of these changes requires that we simultaneously engage in significant technology developmental efforts across our operations, including platform development, sales, marketing, customer care, customer self-service, remote assistance, billing, and other substantive and administrative functions. Upgrading and implementing changes to any one of our systems presents challenges, including potential interruptions to system operations as changes are made, which could disrupt or reduce their efficiency in the short term and temporarily affect the quality of the products and services offered to customers. Moreover, the age of our systems and architecture may present unique challenges that we have not previously encountered as we undertake these developmental efforts simultaneously across our operations. These system updates and development efforts divert resources from other potential investments in our businesses, and they may not lead to the development of new commercially successful technologies, products, or services on a timely basis.
From time to time, we enter into strategic partnerships with third parties to broaden and develop our offerings and marketing efforts. These strategic partnerships may require us to undertake significant commitments and make substantial expenditures and there can be no assurance that the expected benefits from these partnerships will be realized. For example, in July 2020, we entered into the Google Commercial Agreement, pursuant to which Google agreed to supply us with certain Google Devices and Services for sale to our customers. We have agreed, with certain exceptions, to exclusively provide or sell those Google Devices and Services to our customers, although Google can sell the same or similar devices to our competitors who may more successfully commercialize products or services that are competitive to ours, thereby materially harming our business. Given this exclusivity arrangement with Google, if Google fails to perform or to provide Google Devices and Services that continually meet the demands of our customers, or fails to provide continued innovation and investment in their relevant product businesses, or if we fail to provide or sell the Google Devices and Services that Google provides, or if we fail to develop products and services with Google that our customers find desirable, all in a timely manner, or if Google were to begin offering security products or services competitive to our own, our business, financial condition, results of operations, and cash flows could be materially, adversely impacted. In addition, subject to customary termination rights related to breach and change of control, the Google Commercial Agreement has an initial term of seven years from the date that the Google Devices and Services are successfully integrated into our end-user security and automation platform. Product introductions and the timing of such integration are focused on customer experience and are mutually agreed upon. Until the launch of such integration, Google has the contractual right to require us, with certain exceptions, to exclusively offer those Google Devices and Services without such integration for all new professional installations and for existing customers who do not otherwise have ADT Pulse or ADT Control interactive services.
In November 2020, we announced the ongoing development of our proprietary ADT-owned next-generation professional security and automation technology platform that we launched in 2023 as ADT+. Our ADT+ platform is intended to provide customers with a seamless experience across security, life safety, automation, and analytics through a common application that integrates the user experience, the customer service experience, and back-end support. We may not achieve a successful ongoing rollout of the platform, and new platform features, in a timely manner, within budget, or in a manner that enables the commercialization of products and services that meet the continually evolving demands of our customers, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. As we continue to commercialize products based upon our interactive platform, we have adjusted processes for reviewing and securing intellectual property rights. Nevertheless, we have been, and in the future may become, the target of additional lawsuits alleging that we have infringed the patents or technology of third parties. Regardless of the merits of these lawsuits and any steps we take to mitigate infringement risk, any allegations could cause us to incur significant costs to defend and resolve, and could harm our business and reputation, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
In September 2022, we entered into a strategic relationship with State Farm with the goal of expanding our customer base by developing integrated solutions for State Farm’s customers. As part of the strategic relationship, in October 2022, we entered into the State Farm Development Agreement, pursuant to which State Farm committed up to $300 million to fund product and technology innovation, customer growth, and marketing initiatives with us. Subject to the terms of the State Farm Development Agreement, we have agreed not to enter into any development, marketing, distribution, or other arrangement with certain competitors of State Farm and to refrain from developing, marketing, distributing, or making available to certain competitors of State Farm any products or services developed in connection with the State Farm Development Agreement. If we fail to successfully develop products and services that are utilized by State Farm’s customer base pursuant to the State Farm Development Agreement, or if such agreement is not extended past its initial term expiring on October 13, 2025, we may not achieve or realize the anticipated financial, strategic and other benefits of the strategic relationship with State Farm, and our growth prospects and our business, financial condition, results of operations, and cash flows could be materially adversely affected.
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
We experience significant competitive pressure in both the DIFM and DIY spaces. The monitored security industry is highly fragmented and subject to significant competition and pricing pressures. We experience significant competitive pricing pressures in the DIFM space on installation, monitoring, and service fees. Several competitors offer comparable or lower installation and monitoring fees, and others may charge significantly more for installation, but in many cases, less for monitoring. We also face competition in the DIY space from companies such as SimpliSafe, Wyze Home Monitoring, and Amazon Ring, which enable customers to self-monitor and control their environments without third-party involvement through the Internet, text messages, emails, or similar communications. Some DIY providers may also offer professional monitoring with the purchase of their systems and equipment without a contractual commitment, or offer new Internet of Things (“IoT”) devices and services with automated features and capabilities, which may be appealing to customers and put us at a competitive disadvantage. In addition, certain DIY providers have a significantly broader customer base and product offering than us, allowing them to cross-subsidize their offerings through their other product offerings and cross-sell interactive and security solutions that are competitive with our offerings to customers who are loyal to the competitor’s brand. Continuing expansion in customers’ options to choose systems that they can in part or fully install could increase our attrition rates over time and the risk of accelerated amortization of customer contracts resulting from a declining customer base.
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
Certain elements of our operating model have historically relied on our customers’ continued selection and use of traditional copper wireline telecommunications service to transmit alarm signals to our monitoring centers. There is a growing trend for customers to switch to the exclusive use of cellular or IP-based technology in their homes and businesses, as telecommunication providers discontinue their copper wireline services in favor of IP-based technology. Many of our customers’ security systems rely on technology that is not operable with newer cellular or IP-based networks, and as such, will not transmit alarm signals on these networks. The discontinuation of copper landline services, older cellular technologies, and other services by telecommunications providers, as well as the switch by customers to the exclusive use of cellular or IP-based technology, may require system upgrades to alternative, and potentially more expensive, alarm systems to function and transmit alarm signals properly, which could increase our customer revenue attrition. Additionally, any telecommunications technology upgrades or implementations could also result in significant additional costs and divert management and other resource attention away from customer service and sales efforts for new customers. In the future, we may not be able to successfully implement new telecommunications technologies or adapt existing telecommunications technologies to changing market demands. If we are unable to adapt in a timely manner to changing telecommunications technologies, market conditions or customer preferences, our business, financial condition, results of operations, and cash flows could be materially adversely affected.

In February 2022, a major provider of 3G cellular networks began to retire its network and a major provider of Code-Division Multiple Access (“CDMA”) began to do so in December 2022. Of our customers impacted by these retirements, we transitioned, or provided our customers with the means to transition, all but a relatively small number of customer accounts. None of these remaining customers have responded to our multiple requests to upgrade their systems and therefore we could not transition them prior to the relevant transition dates. A failure to effectively transition these remaining customers away from retired networks will result in a loss of signal to the systems and certain services we provide, which may impact our ability to bill and collect for services provided. Implementation of additional service charges in connection with these transitions may cause customers to view such charges unfavorably, which could increase our customer attrition.
If we are unable to upgrade cellular equipment at customer sites to meet future carrier network standards or to respond to other changes carriers are making or may make to their networks in a timely and cost-effective manner, whether due to an insufficient supply of electronic components or parts, an insufficient skilled labor force, or due to any other reason, or if we are sued by one or more customers due to our inability to provide certain services, or due to any loss incurred while we are not able to provide certain services, or due to any continuous billing for services after a prior or future transition date, our business, financial condition, results of operations, and cash flows, could be materially adversely affected. We have also become aware that one or more telecom carriers are beginning the process to retire their time-division multiplexing (“TDM”) nodes that service toll-free numbers, which could require us to further upgrade certain of our customer equipment.
In addition, we use broadband Internet access service to support our product offerings, such as video monitoring and surveillance, and as a communications option for alarm monitoring and other services. Video monitoring and surveillance services use significantly more bandwidth than non-video Internet activity. As utilization rates and penetration of these services increase, the need for increased network capacity may necessitate incurring additional capital or operational expenditures to avoid service disruptions and enable a seamless video experience for our customers. Further, if our customers decide to transition from traditional broadband Internet access services to fixed mobile Internet access services, they may encounter data limits which could negatively impact their use of video monitoring and surveillance, any of which could materially adversely impact our business, financial condition, results of operations, and cash flows.
Police and fire departments could refuse to respond to calls from monitored security service companies, which could damage consumer trust and confidence in our solutions and may damage our ability to attract and retain customers.
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
Our brand names are critical to our success. Unauthorized use of our brand names by third parties may materially adversely affect our business and reputation, including the perceived quality and reliability of our products and services, as well as brand loyalty. We rely on trademark law, company brand name protection policies, and agreements with our employees, customers, business partners, and others to protect the value of our brand names. Despite our precautions, we cannot provide assurance that those procedures are sufficient to protect against unauthorized third-party use of our brand names. In recent years, various third parties have used our brand names to engage in fraudulent activities, including unauthorized telemarketing conducted in our names to induce our existing customers to switch to competing monitoring service providers, lead generation activities for competitors, and obtaining personally identifiable or personal financial information. Third parties sometimes use our names and trademarks, or other confusingly similar variations thereof, in other contexts that may impact our brands. We may not be successful in detecting, investigating, preventing, or prosecuting all unauthorized third-party use of our brand names. Future litigation with respect to such unauthorized use could also result in substantial costs and diversion of our resources. These factors could materially adversely affect our reputation, business, financial condition, results of operations, and cash flows.
Third parties hold rights to certain of our key brand names outside of the U.S., which could prevent us from being able to adequately protect our brands or expand into other markets.
Our success depends in part on our continued ability to use trademarks to capitalize on our brands’ name-recognition and to further develop our brands in the U.S, as well as in other international markets should we choose to expand and grow our business outside of the U.S. in the future. Not all the trademarks that are used by our brands have been registered in all of the countries in which we may do business in the future, and some trademarks may never be registered in any or all of these countries. Rights in trademarks are generally territorial in nature and are obtained on a country-by-country basis by the first person to obtain protection through use or registration in that country in connection with specified products and services. Some countries’ laws do not protect unregistered trademarks at all or make them more difficult to enforce; and third parties may have filed for “ADT” or marks similar to our blue octagon logo in countries where we have not registered these brands as trademarks. Accordingly, we may not be able to adequately protect our brands everywhere in the world and use of such brands may result in liability for trademark infringement, trademark dilution, or unfair competition.
For example, certain trademarks associated with the ADT brand, including “ADT” and the blue octagon, are owned in all territories outside of the U.S. and Canada by Johnson Controls, which acquired and merged with and into Tyco. In certain instances, such trademarks are licensed in certain territories outside the U.S. and Canada by Johnson Controls to third parties. Pursuant to a trademark agreement entered into between The ADT Corporation and Tyco (the “Tyco Trademark Agreement”) in connection with the separation of The ADT Corporation from Tyco in 2012, which endures in perpetuity, we are prohibited from ever registering, attempting to register or using such trademarks outside the U.S. (including Puerto Rico and the U.S. Virgin Islands) and Canada, and we may not challenge Tyco’s rights in such trademarks outside the U.S. and Canada. Additionally, under the Tyco Trademark Agreement, we and Tyco each has the right to propose new secondary source indicators (e.g., “Pulse”) to become designated source indicators of such party. To qualify as a designated source indicator, certain specified criteria must be met, including that the indicator has not been used as a material indicator by the non-proposing party or its affiliates over the previous seven years. If we are unable to object to Tyco’s proposal for a new designated source indicator by successfully asserting that the new indicator did not meet the requisite criteria, we would subsequently be precluded from using, registering, or attempting to register such indicator in any jurisdiction, including the U.S. and Canada, whether alone or in connection with an ADT brand. Any dilution, infringement, or customer confusion with respect to our brand or use of trade names, or the inability to use such names as we expand our existing and create new strategic relationships, could materially adversely affect our reputation, business, financial condition, results of operations, and cash flows.

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
Risks Related to Our Operations
We rely on a significant number of our customers remaining with us as customers for long periods of time, and if our attrition rates rise significantly, our profitability, business financial condition, results of operations, and cash flows could be materially adversely affected.
New customers require an upfront investment, and we generally achieve revenue break-even in less than two and a half years. Accordingly, our long-term profitability is dependent on long customer tenure. This requires that we minimize our rate of customer disconnects, or attrition, which can increase as a result of factors such as customer relocations, problems with our product or service quality, customer service challenges, increased interoperability of smart home devices now or in the future, customer non-pay, unfavorable general economic conditions, and the preference for lower pricing of competitors’ products and services over ours. If attrition rates were to rise significantly, we may be required to accelerate the depreciation and amortization expense for, or to impair, certain of our assets, including with respect to subscriber and customer relationships, which would cause a material adverse effect on our financial condition and results of operations. In addition, if we fail to keep our customers for a sufficient period of time, or our attrition rates increase, our profitability, business, financial condition, results of operations, and cash flows could be materially adversely affected.
Delays, costs, and disruptions that result from upgrading, integrating, and maintaining the security of our information and technology networks and systems could materially adversely affect us.
We are dependent on the capacity, reliability, and security of information technology networks and systems, including Internet and Internet-based or “cloud” computing services and the relevant personnel who operate those systems, to collect, process, transmit, and store electronic information. We have completed a significant number of acquisitions of companies that operate different technology platforms and systems. We routinely implement modifications and upgrades to our existing information technology systems to keep up with changing technology and business demands. Aiming to provide a seamless customer experience, we are also integrating systems from our various acquisitions, making changes to legacy systems, replacing legacy systems with successor systems with new functionality, and implementing new systems. We are also implementing modifications to various technology platforms and systems related to the Commercial Divestiture, including as part of the transition services related to the Commercial Divestiture.
The dynamic nature of these and other changes we are undertaking require that we simultaneously engage in significant technology development efforts across our operations, including platform development, sales, marketing, customer care, customer self-service, remote assistance, billing, and other substantive and administrative functions. Upgrading and implementing changes to our systems have presented, and could continue to present, challenges. Any delay in making such changes or replacements or in purchasing new systems could have a material adverse effect on our business, financial condition, results of operations, and cash flows. There are inherent costs and risks associated with integrating, replacing, and changing these systems and implementing new systems, including potential disruptions in our sales, operations, and customer service functions which may reduce their efficiency in the short term; loss of customers’ confidential or other information; potential negative reception from customers; potential disruption of our internal control structure; substantial capital expenditures; additional administration and operating expenses; retention of sufficiently skilled personnel to integrate, implement, and operate the new systems and an increase in human capital costs; the use of third-party personnel resources, including offshore vendors, to supplement our internal personnel demands; demands on management time; challenges securing our systems along with dependent processes from cybersecurity threats; and other risks and costs of delays or difficulties in transitioning to new systems or of integrating new systems into our current systems.

If we do not effectively implement our plans to migrate our technology infrastructure to the cloud, we could experience significant disruptions in our operations, which could have a material adverse effect on our results of operations and financial condition.
We are in the process of migrating our technology infrastructure to the cloud. This initiative is a major undertaking as we migrate and reconfigure our current system processes, transactions, data and controls to new cloud-based platforms. This transition could have a significant impact on our business processes, financial reporting, information systems, and internal controls.
As we transition our technology infrastructure to the cloud, we may need to divert resources, including management attention, away from other important business operations. Additionally, we may experience difficulties as we manage these changes and transition our technology infrastructure to the cloud, including loss or corruption of data, interruptions in service and downtime, increased cyber threats and activity, delayed financial reporting, unanticipated expenses including increased costs of implementation and of conducting business, and lost revenue. Although we conduct design validations and user testing, these may cause delays in transacting our business due to system challenges, limitations in functionality, inadequate management or process deficiencies in the development and use of our systems. Difficulties in implementing or an inability to effectively implement our migration plans could disrupt our operations and harm our business.
As we increase our reliance on cloud infrastructure, our products and services will become increasingly reliant on continued access to, and the continued stability, reliability, and flexibility of third-party cloud services. We have limited control over third-party cloud operations and facilities on which we plan to host our technology infrastructure. Any changes in third-party service levels or any disruptions or delays from errors, defects, cyber attacks, security breaches, computer viruses, DDoS attacks, bad acts, or performance problems resulting from our increased reliance on cloud infrastructure could harm our reputation, damage our small business customers’ businesses, and harm our business. Our third-party cloud providers are also vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, war, public health crises, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events. Our transition and migration to the cloud may increase our risk of liability and cause us to incur significant technical, legal or other costs, and we may have limited remedies against third-party providers in connection with such liabilities.
Additionally, our third-party cloud providers may not be able to effectively manage existing traffic levels or increased demand in capacity requirements, especially to cover peak levels or spikes in traffic, and as a result, our customers may experience delays in accessing our solutions or encounter slower performance in our solutions, which could increase our attrition rates, negatively impact our sales, and significantly harm the operations of our small business customers. Interruptions in our services might reduce our revenue, cause us to issue credits to customers, subject us to potential liability, and cause customers to terminate their subscriptions or harm our renewal rates. Finally, we may in the future be unable to secure additional cloud hosting capacity on commercially reasonable terms or at all. If any of our third-party cloud providers increase pricing terms, terminate or seek to terminate our contractual relationship or change or interpret their terms of service or policies in a manner that is unfavorable, we may be required to transfer to another provider and may incur significant costs and experience service interruptions.
Cybersecurity attacks or threats or other unauthorized access or attempts to access to our systems, or those of third parties, have in the past, and may in the future, compromise the security of our systems and otherwise disrupt our normal operations, which could have a material adverse effect on our reputation, business, financial condition, results of operations, and cash flows.
We collect, process, transmit, and store sensitive and confidential information related to our customers, employees and business partners, as well as proprietary information related to our business, such as business plans and license agreements. This makes us vulnerable to cyber attacks and other attempts to gain unauthorized access to our information and technology networks and systems, including work from home environments and third-party systems that are interconnected with ours. Cyber attacks have previously originated, and may in the future originate, from various methods, including phishing, malware, and ransomware. While we implement and require security measures within our products, services, operations, and, to a limited extent, within third parties’ systems, cyber attacks continue to evolve in sophistication and increase in volume and frequency and we have not in the past and may not in the future be able to timely detect or prevent cybersecurity breaches on our systems or within third-party systems that are interconnected with ours, including the unauthorized access, capture, or alteration of information; the exposure or exploitation of potential security vulnerabilities; distributed denial of service attacks; the installation of malware or ransomware; acts of vandalism; computer viruses; or misplaced data or data loss that could materially adversely impact our reputation, business, financial condition, results of operations, and cash flows.
Despite our security measures, we and third parties whose systems are interconnected with ours have been the target of and/or subject to a number of these methods of cyber attacks, including the Cybersecurity Incidents, and we will likely continue to be the target of and/or subject to such attacks in the future. These cyber attacks have previously resulted, and may in the future result, in certain impacts to us or interconnected third-parties, including disrupted operations, system instability, theft of our confidential or proprietary or other information, increased cybersecurity protection, consulting and legal costs, litigation, and reputational damage. These cyber attacks have previously exposed, and may in the future expose, us to an increased risk of future cyber attacks and threats, including through an increase in more sophisticated and targeted cyber attacks from various methods, including phishing, malware, and ransomware, among other methods. In addition, cyber attacks could result in misstated or misappropriated financial data or impair our ability to effectively manage our financial reporting process. We may be subject to regulatory scrutiny or exposed to litigation or other claims by affected persons including our customers, employees, and business partners. While we maintain insurance coverage that is intended to address certain aspects of data security risks, such insurance coverage may not be sufficient to cover all losses or all types of claims that have arisen or may arise, and in the future may not be available at reasonable costs or at all.
In addition, following the Commercial Divestiture, certain of our information systems and our information security protocols remain interdependent on those of our divested Commercial Business, including dependence for a transitional period on its information systems for billing and alarm monitoring for a small portion of our clients’ accounts. Moreover, certain employees of our former Commercial Business have had and will have access to our financial and other internal systems for a period of time which has exposed and will continue to expose us to increased risks related to information theft and unauthorized system access. For more information on the continuing services relationship between ADT and our former Commercial Business, see “We may not achieve some or all of the strategic and financial benefits that we expect to achieve from the Commercial Divestiture or the ADT Solar Exit which could have a material adverse effect on our financial condition and results of operations.”
This interconnection with our former Commercial Business was exploited by an unauthorized actor in the October Incident and exposes us to increased risks related to cyber attacks. Cyber attacks and threats at our former Commercial Business have in the past led, and may in the future lead, to cyber attacks and threats to our systems and assets. Any measures we have taken or may take in the future to protect against cyber attacks and threats, including those at our former Commercial Business, or against employees, including employees of our former Commercial Business, who may wrongfully or negligently use or access such technology, intellectual property, or information, or negligently or wrongfully disclose such technology and intellectual, confidential, proprietary, or any other information to third parties, including our competitors, may prove insufficient and cannot provide absolute protection against such attacks and threats.
Our business also requires us to share confidential information with suppliers and other third parties. Third parties, including our partners and vendors, could also be a source of cybersecurity risk to us, or cause disruptions to our normal operations, in the event of a failure of their own products, components, networks, security systems, and infrastructure. For example, in 2021, one of our vendors, the Ultimate Kronos Group (“Kronos”), which is a workforce management and human capital management cloud provider, experienced a ransomware attack that resulted in Kronos temporarily decommissioning the functionality of certain of its cloud software, requiring us to find alternative methods to properly pay our employees and to monitor the status of the work in progress of certain of our projects in a timely manner. In addition, some of the products we sell and provide services for are categorized as IoT and may become targets for cybercriminals and other actors, including for actors attempting to gain unauthorized access. The significant increase in the number of our employees working from home further exposes us to security risks. Although we take steps to secure confidential, proprietary, or other information that is provided to or accessible by third parties working on our behalf, we cannot be certain that advances in criminal capabilities, new discoveries in the field of cryptography, or other developments will not compromise or breach the technology protecting the networks that access our products and services.
A significant actual or perceived (whether or not valid) theft, loss, fraudulent use or misuse of customer, employee, or other personally identifiable or other sensitive data, whether by us, our partners and vendors, or other third parties, or as a result of employee error or malfeasance or otherwise, non-compliance with applicable industry standards or our contractual or other legal obligations regarding such data, or a violation of our privacy and information security policies with respect to such data, could result in significant remediation costs, administrative fines, litigation or other claims by third parties, or regulatory actions against us. Such an event could additionally result in unfavorable publicity and therefore materially and adversely affect the market’s perception of the security and reliability of our products and services and our credibility and reputation with our customers, which may lead to customer dissatisfaction and could result in lost sales and increased customer revenue attrition.
In addition, we depend on our information technology infrastructure, and that of our third party partners or vendors, for business-to-business and business-to-consumer electronic commerce. Cyber attacks to, or threats against, our infrastructure or that of third parties whose systems are interconnected with ours or whose systems contain ADT information could create prolonged system disruptions and shutdowns that could negatively impact our operations. Increasingly, our products and services are accessed through the Internet, and a significant number of service calls happen virtually, and cyber attacks and/or threats in connection with the delivery of our services via the Internet may affect us and could be detrimental to our reputation, business, financial condition, results of operations, and cash flows. There can be no assurance that our continued investments in new and emerging technology and other solutions to protect our network and information systems will prevent any of the risks described herein. In addition, any delay in making such investments due to conflicting budget priorities or otherwise could have a material adverse effect on our business, financial condition, results of operations, and cash flows. There can be no assurance that our insurance will be sufficient to protect against all our losses from any future disruptions or cyber attacks on our systems or other events as described herein.
Uncertainty in the development, deployment, and use of AI in our products and services, as well as our business more broadly, could adversely affect our business and reputation.
We use AI-enabled or AI-integrated systems and tools, including generative AI, to service our customers and drive efficiencies within our workforce. As with many new and emerging technologies, AI presents numerous risks and challenges that could adversely affect its further development, adoption, or use, and therefore our business. The development, deployment, and use of generative AI technology remains in early stages and ineffective or inadequate AI development or application practices by us or third parties could result in unintended consequences. For example, models, including large language models, underlying AI solutions that we use may be flawed or may be based on biased, insufficient, or poor-quality datasets. In addition, any latency, disruption, or failure in our AI systems or data infrastructure could result in delays or errors in our offerings or operational activities. Developing, testing, and deploying resource-intensive AI solutions may require additional investment and increase our costs. There also may be real or perceived social harm, unfairness, or other impacts to human rights, privacy, employment, or other social issues or outcomes that undermine public confidence in the use and deployment of AI. In addition, third parties may deploy AI solutions in a manner that reduces customer demand for our products and services. Any of the foregoing may result in decreased demand for our products or material harm to our business, results of operations, brand, or reputation.
The legal and regulatory landscape surrounding AI is rapidly evolving and uncertain including in the areas of intellectual property, cybersecurity, privacy, and data protection. For example, there is uncertainty around the validity and enforceability of intellectual property rights related to our use or development of AI tools. Compliance with new or changing laws, regulations or industry standards related to AI may impose significant operational costs and may limit our ability to apply AI technologies in certain use cases. Failure to appropriately respond to this evolving landscape may result in legal liability, regulatory action, or brand and reputational harm.
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
The components for the security and automation systems that we install or consume are manufactured by original equipment manufacturers (“OEM”), original design manufacturers (“ODM”), contract manufacturers (“CM”) and/or third-party suppliers. While we have implemented robust supply chain management practices designed to mitigate the risk of supply chain interruptions, there is no assurance that these practices will be effective, and interruptions may occur from time to time.
Certain key suppliers may experience difficulties in obtaining necessary components, which may impact our ability to meet customer demands and complete critical initiatives. In addition, our suppliers are susceptible to disruptions from fire, natural disasters, weather-related incidents, and the effects of climate change (such as sea level rise, drought, flooding, wildfires, and increased storm severity), as well as health epidemics and pandemics, transmission interruptions, extended power outages, human or other error, and malicious acts, including cyber attacks, terrorism, war, sabotage, and government actions, or other concerns impacting their local workforce or operations, all of which are beyond our and their control. While we actively monitor supplier operations, require compliance with business continuity and disaster recovery plans, maintain alternative sourcing options where feasible, carry a surplus of finished goods in inventory, exercise limited control over our raw material suppliers through demand forecasting and supply planning processes, and have contract terms that require transparency in sourcing, quality assurance commitments, and escalation protocols, there is no assurance that these practices will be effective and supplier disruptions, including any financial or other difficulties our providers may face, may have a material adverse effect on our business.
We are also subject to supply chain disruptions if we learn that any of our suppliers are in violation of legislation which bans the import of goods based on their method of production, such as using forced labor or otherwise. This may also result in negative publicity regarding our production methods, and the alleged unethical or illegal practices of any of our suppliers could adversely affect our reputation. Our efforts to minimize the risk of a disruption from a single supplier may not always be effective, and we have experienced some disruptions in our supply chain during recent years, and could experience such disruptions in the future. Any continued or significant interruption in supply could cause significant delays in installations and repairs and the loss of current and potential customers. Although some specific shortages may be resolved, they may recur. From time to time, we may also experience product recalls and other unplanned product repairs or replacements with customers. We have occasionally experienced such product service events. There can be no assurance that any such future product service events will not be more extensive or more costly, material to us, and/or require the outlay of cash while we pursue cost recovery from manufacturers and suppliers, and there can be no assurance that we will be successful in pursuing recoveries from those third parties. If a previously installed component were found to be defective, we might not be able to recover the costs associated with its repair or replacement across our installed customer base, and these costs, or the diversion of technical personnel to address the defect could materially adversely affect our business, financial condition, results of operations, and cash flows. Such incidents may also harm our reputation and may result in litigation or other claims from customers. In the event of a product recall or litigation against our suppliers or us, we could experience a material adverse effect on our business, financial condition, results of operations, and cash flows.
We also rely on third-party software for key automation features in certain of our offerings and on the interoperation of that software with our own, such as our mobile applications and related platforms. We could experience service disruptions if customer usage patterns for such integrated or combined offerings exceed, or are otherwise outside of, system design parameters and we or our third-party provider is unable to make corrections. Such disruptions in the provision of services could result in our inability to meet customer demand, damage our reputation and customer relationships, and materially and adversely affect our business. We also rely on certain software technology that we license from third parties and use in our products and services to perform key functions and provide critical functionality. For example, we license the software platform for our monitoring operations from third parties. Because a number of our products and services incorporate technology developed and maintained by third parties, we are, to a certain extent, dependent upon such third parties’ ability to update, maintain, or enhance their current products and services; to ensure that their products are free of defects, security vulnerabilities, and compromise; to develop new products and services on a timely and cost-effective basis; and to respond to emerging industry standards, customer preferences, and other technological changes.
Further, these third-party technology licenses may not always be available to us on commercially reasonable terms, or at all. If third-party vendors decide not to renew our existing agreements or to limit our access to their offerings, or the third-party technology becomes obsolete, is incompatible with future versions of our products or services, is unusable due to defects, security vulnerabilities, or compromise or otherwise fails to address our needs, we cannot provide assurance that we would be able to replace the functionality provided by the third-party software with technology from alternative providers. Furthermore, even if we obtain licenses to alternative software products or services that provide the functionality we need, we may be required to replace hardware installed at our monitoring centers, work from home environments, and at our customers’ sites, including security system control panels and peripherals, in order to execute our integration of or migration to alternative software products. Any of these factors could materially adversely affect our business, financial condition, results of operations, and cash flows.
We also rely on various third-party telecommunications providers and signal processing centers to transmit and communicate signals to our monitoring facilities and work from home environments in a timely and consistent manner. These telecommunications providers and signal processing centers could deprioritize or fail to transmit or communicate these signals to the monitoring facilities and work from home environment for many reasons, including disruptions from fire, natural disasters, weather-related incidents, and the effects of climate change (such as sea level rise, drought, flooding, wildfires, and increased storm severity), health epidemics or pandemics, transmission interruption, extended power outages, human or other error, malicious acts, including cyber attacks, provider preferences regarding the signals that get transmitted, government actions, war, terrorism, sabotage, or other conflicts, or as a result of disruptions to internal and external networks or third party transmission lines. The failure of one or more of these telecommunications providers or signal processing centers to transmit and communicate signals to our monitoring facilities and work from home environments in a timely manner could affect our ability to provide alarm monitoring, home automation, and interactive services to our customers. We also rely on third-party technology companies to provide automation and interactive services to our customers. These technology companies could fail to provide these services consistently, or at all, which could result in our inability to meet customer demand and damage our reputation. There can be no assurance that third-party telecommunications providers, signal processing centers, and other technology companies will continue to transmit and communicate signals to our monitoring facilities and work from home environments or provide home automation and interactive services to customers without disruption. Any such failure or disruption, particularly one of a prolonged duration, could have a material adverse effect on our business, financial condition, results of operations, and cash flows. As mentioned above, telecommunications providers have in the past, and may in the future, retire older telecommunications technology, limiting our customers’ options of telecommunications services and equipment, which could materially adversely affect our business, increase customer attrition and require significant capital expenditures.
An event causing a disruption in the ability of our monitoring facilities or customer care resources to operate, including work from home operations, could materially adversely affect our business.
A disruption in our ability to provide security monitoring services or otherwise provide ongoing customer care to our customers could have a material adverse effect on our business. A disruption could occur for many reasons, including fire, natural disasters, including hurricanes, weather-related incidents, and the effects of climate change (such as sea level rise, drought, flooding, wildfires, and increased storm severity), health epidemics or pandemics, transmission interruption, extended power outages, human or other error, malicious acts, including cyber attacks, provider preferences regarding the signals that get transmitted, government actions, war, terrorism, sabotage, or other conflicts, or as a result of disruptions to internal and external networks or third party transmission lines. Monitoring and customer care also have in the past been and could in the future be disrupted by information systems and network-related events or cyber attacks, such as computer hacking, computer viruses, phishing, malware, ransomware, worms, or other malicious software, distributed denial of service attacks, malicious social engineering, or other destructive or disruptive activities that could also cause damage to our properties, equipment, and data, as well as our efforts to respond to, contain, and remediate such events, attacks, and activities. A failure of our redundant back-up procedures or a disruption affecting multiple monitoring facilities or work from home environments could disrupt our ability to provide security monitoring or customer care services to our customers. As a result of such disruptions, we may experience customer dissatisfaction and potential loss of confidence, and liabilities to customers or other third parties, each of which could harm our reputation and impact future revenues. We could also be subject to claims or litigation with respect to losses caused by such disruptions. Our insurance may not be sufficient to fully cover our losses or may not cover a particular event at all. Any such disruptions or outcomes could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
A variety of events have had and could have in the future a significant negative impact on our ability to carry on our normal operations and could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We have business continuity and disaster recovery plans and procedures and an incident response plan designed to protect our business against a variety of events, including natural disasters, health epidemics or pandemics, cyber attacks, and armed conflicts or other hostilities. However, we cannot guarantee that these plans and procedures will prevent or efficiently mitigate the impact of such events, especially those which are inherently unpredictable and beyond our anticipated thresholds or impact tolerances. Such events may impact macroeconomic conditions, consumer behavior, labor availability, or damage our facilities and our ability to provide our products and services to customers. Governmental responses to such events, including restrictions to businesses, can also affect the foregoing items and adversely affect our operations. Such events may also heighten other risks disclosed in these risk factors, including, but not limited to, those related to supply chain interruptions and consumer perceptions of our brand and industry. For example, the outbreak of the coronavirus pandemic in 2020 contributed to consumer unease and decreased discretionary spending. In order to maintain our operations, we had to implement measures to protect the health of our employees and our customers. Furthermore, while we maintain insurance, our coverage may not sufficiently cover all types of losses or claims that may arise and we may be unable to adequately offset any losses we may incur.
We rely on monitoring centers and customer care centers as an integral part of our ongoing business operations and we have deployed hybrid and remote working options. The closure of any site or any widespread absence of the employees remaining in any such site could result in a material disruption to our business. Because the majority of employees who staff these operations currently conduct their jobs from home, our work from home environment could subject us to the failure of the communications networks serving our employees which we no longer control and who may not have sufficient back up capabilities. In addition, this work from home environment results in more home access points that are susceptible to cyber attacks, such as computer hacking, computer viruses, phishing, malware, ransomware, worms or other malicious software or malicious activities. In addition, our monitoring centers are listed by UL and must meet certain requirements to maintain that listing. UL has adopted a temporary standard that enables our operators to work from home while remaining within the listing requirements and we must ensure that each such home environment continues to meet all such requirements as well as the UL permanent requirements, which have been established by UL. Our employees who work from home may also experience a decrease in the quality of job performance, whether immediate or over time. Any such impact with respect to our employees who are working from home could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Our independent, third-party authorized dealers may not be able to mitigate certain risks such as information technology and data security breaches, product liability, errors and omissions, and compliance with applicable laws and regulations.
We generate a portion of our new customers through our authorized dealer network. We rely on independent, third-party authorized dealers to implement mitigation plans for certain risks they may experience, including, information technology breaches, data security breaches, product liability, errors and omissions, and compliance with applicable laws and regulations. In addition, our dealers rely on other third parties to submit orders and transmit data and may themselves be subject to many of these same risks. If our authorized dealers or the third parties on whom they rely experience any of these risks, or fail to implement mitigation plans for their risks, or if such implemented mitigation plans are inadequate or fail, we may be susceptible to business, legal, or reputational risks associated with our authorized dealers on which we rely to generate customers. Any interruption or permanent disruption in the generation of customer accounts or services provided by our authorized dealers could materially adversely affect our business, financial condition, results of operations, and cash flows.

We may pursue business opportunities that diverge from our current business model, or invest in new businesses, services, and technologies outside the traditional security, interactive and smart home services markets, any of which may materially adversely affect our business results or financial condition.
We have and will continue to pursue and invest in new business opportunities that may diverge from our current business model and practices, including expanding our products or service offerings, investing in new and unproven technologies, adding customer acquisition channels, and forming new alliances with companies to market our services. We can provide no assurance that any such business opportunities or investments will perform as expected. Among other negative effects, our pursuit of such business opportunities could cause our cost of investment in new customers to grow at a faster rate than our recurring revenue and fees collected at the time of installation. In addition, any new business partner may not agree to the terms and conditions or limitations on liability that we typically impose upon third parties. Acquisitions in recent years have also significantly expanded our risk profile. For example, in December 2021 we acquired the Solar Business although our core business was not then extended to the residential solar market. In September 2022, we announced a strategic relationship with State Farm and our intention to develop products and services to satisfy certain needs of State Farm’s property and casualty customers which represents a significant entry point into the insurance industry. Additionally, any new alliances or customer acquisition channels could require large investments of capital to develop such business, or have higher cost structures than our current arrangements, which could reduce operating margins and require more working capital. If working capital requirements exceed operating cash flow, we could be required to draw on our revolving credit facility, or pursue other external financing, which may not be readily available. We may also experience capital loss on some or all our investments, insufficient revenue from such investments to offset new liabilities assumed and expenses associated with these new investments, distraction of management from current operations, and issues not identified during pre-investment planning and due diligence that could cause us to fail to realize the anticipated benefits of such investments and incur unanticipated liabilities. In such cases, we may decide to revise our strategic plans and adjust our operating footprint to optimize our operations, or exit certain businesses or product lines entirely. For example, after recording a series of losses with respect to our acquisition of the Solar Business, we announced in November 2023 a series of steps to rationalize the Solar Business, and in January 2024, we made a determination to exit the Solar Business entirely. As of June 30, 2024, substantially all operations of the Solar Business had ceased. Any of these factors could materially adversely affect our business, financial condition, results of operations, and cash flows.
We continue to integrate our acquisitions, as well as to separate certain shared services following the Commercial Divestiture, which may divert management’s attention from our ongoing operations. We may not achieve all of the anticipated benefits, synergies, or cost savings from our acquisitions or the Commercial Divestiture.
Our historical acquisitions, including bulk acquisitions of customer accounts, require the integration of separate companies or accounts that have previously operated independently or separately. The continued integration of operations, including billing and service platforms for recently purchased customer accounts, information technology networks and systems, products, and personnel from our acquisitions, as well as the separation of certain shared services following the Commercial Divestiture, will continue to require the attention of our management and place demands on other internal resources. In addition, the overall continued integration of our acquired businesses, including bulk acquisitions of customer accounts, may be disruptive to our business as a whole and result in material unanticipated problems, expenses, liabilities, competitive responses, and loss of customer relationships. The diversion of management’s attention, and any difficulties encountered in the transition, integration, and divestiture processes, could materially adversely affect our business, financial condition, results of operations, and cash flows.
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
Any of these difficulties in combining operations or accounts, or continuing to separate certain shared services following the Commercial Divestiture, could result in increased costs, decreases in the amount of expected revenues, and further diversion of management’s time and energy, which could materially adversely affect our business, financial condition, results of operations, and cash flows.

In 2024, we decided to fully exit the residential Solar Business and such exit is subject to uncertainties and risks that may materially adversely affect our financial condition and results of operations.
On January 24, 2024, we announced that the Company had made a determination to fully exit the residential solar business, which included the transfer of certain assets to other parties as well as the retention of certain contractual obligations. We substantially completed the ADT Solar Exit during the second quarter of 2024.
In connection with the ADT Solar Exit, we incurred severance and other exit costs. The ADT Solar Exit may disrupt our relationships with customers, suppliers and other third parties, which could make our brand less attractive to consumers and business partners. The ADT Solar Exit, including related exit charges, the impact of the related workforce reduction, and any potential legal claims by impacted employees, customers, suppliers, or lenders, could have a material adverse effect on our business, operating results and financial condition.
The ADT Solar Exit may also involve continued financial involvement while being reported in discontinued operations, such as by causing us to continue to incur expenses to maintain services for completed installations and to complete those installations which have not yet been completed, or through continuing guarantees, indemnities or other financial obligations, such as minimum solar panel performance guarantees, and a requirement by lenders that we repay outstanding loan amounts for jobs that have not achieved permission to operate in a timely manner or that we are otherwise required to repurchase pursuant to existing loan agreements. The incurrence of any such cost or action could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We may not achieve some or all of the strategic and financial benefits that we expect to achieve from the Commercial Divestiture or the ADT Solar Exit which could have a material adverse effect on our financial condition and results of operations.
Although we believe the Commercial Divestiture and the ADT Solar Exit will place us in a better position to prioritize investments in our core business where we intend to drive profitable, capital-efficient revenue growth for the long-term, there can be no assurance that we will achieve such benefits, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. The anticipated benefits are based on several assumptions, some of which may prove incorrect, and could be affected by factors beyond our control, including, without limitation, general economic conditions, increased operating costs, regulatory developments, and other risks described in these risk factors.
In connection with the Commercial Divestiture, we entered into the Commercial TSA, pursuant to which the Company and the Commercial Business will provide certain transitional services relating to ongoing support and other administrative functions to each other for a transitional period of up to 24 months after the closing of the Commercial Divestiture. We rely on the Commercial Business to satisfy its obligations under the Commercial TSA. If the Commercial Business is unable to satisfy its obligations under the Commercial TSA, or if the transition of services covered by the Commercial TSA takes longer to complete than expected, it could have a material adverse effect on our business, financial condition, and results of operations. In addition, we may not be able to eliminate certain costs after the completion of the transition period covered by the Commercial TSA. If we are unable to eliminate some of these costs or effectively work with our supplies to reduce the costs associated with fewer employees or customers, it could have a material adverse effect on our business, financial condition, and results of operations.
ADT is a less diversified business following the Commercial Divestiture and the ADT Solar Exit, which may adversely affect ADT’s results of operations and financial condition.
Prior to the Commercial Divestiture, ADT had three business segments, CSB, Commercial, and Solar. The Commercial Divestiture resulted in ADT being a smaller, less diversified company more focused on consumers, potentially making ADT more vulnerable to changing market, regulatory, and economic conditions following the Commercial Divestiture and the ADT Solar Exit, particularly those affecting consumers and small businesses. We are now entirely dependent on our consumer and small business markets, and any trends or uncertainties affecting such markets will directly affect ADT’s results of operations and financial condition in the future. Macroeconomic headwinds or changes in consumer preferences could have a greater impact on our business following the Commercial Divestiture and the ADT Solar Exit which could have a material adverse effect on our business, financial condition, and results of operations.
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
In addition, we are subject to reputational risks that may arise from the actions of our dealers and their employees, independent contractors, and other agents that are wholly or partially beyond our control, such as violations of our marketing policies and procedures as well as any failure to comply with applicable laws and regulations. If our dealers engage in practices that are not in compliance with all applicable laws and regulations, we may be deemed in breach of such laws and regulations, which may result in regulatory proceedings and potential penalties that could materially adversely impact our business, financial condition, results of operations, and cash flows. In addition, unauthorized activities in connection with sales efforts by employees, independent contractors, and other agents of our dealers, including calling consumers in violation of the Telephone Consumer Protection Act, predatory door-to-door sales tactics, and fraudulent misrepresentations, could subject us to governmental investigations and class action lawsuits for, among others, false advertising and deceptive trade practice damage claims, against which we will be required to defend. Such defense efforts are costly and time-consuming, and there can be no assurance that such defense efforts will be successful, all of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
The successful promotion of our brands also depends on the effectiveness of our marketing efforts and on our ability to offer member discounts and special offers for our products and services to our partners. We have actively pursued affinity marketing programs, which provide members of participating organizations with special offers on our products and services. These organizations may require us to pay higher fees to them, decrease our pricing for their members, introduce additional competitive options, or otherwise alter the terms of our participation in their marketing programs in ways that are unfavorable to us. These organizations may also terminate their relationships with us if we fail to meet contract service levels or member satisfaction standards, among other things. If any of our affinity or marketing relationships is terminated or altered in an unfavorable manner, we may lose a source of sales leads, and our business, financial condition, results of operations, and cash flows could be materially adversely affected.
We also rely on marketing by social media influencers and celebrity spokespersons that represent the ADT brand to generate new customers. These marketing efforts may not be successful or appeal to consumers. The promotion of our brand, products, and services by social media influencers and celebrities is subject to FTC regulations, including, for example, a requirement to disclose any compensatory arrangements between ADT and influencers in any reviews or public statements by such influencers about ADT or our products and services. These social media influencers and celebrities with whom we maintain relationships could also engage in activities or behaviors or use their platforms to communicate directly with our customers in a manner that violates applicable regulations or reflects poorly on our brand and that behavior may be attributed to us or otherwise adversely affect us. In connection with the promotion of ADT’s brand by influencers and celebrities, ADT is also subject to a twenty-year FTC consent decree from 2014 which requires adherence to a robust internal compliance process. In addition, influencers and celebrities who are associated with ADT may engage in behavior that is unrelated to ADT but that causes damage to our brand because of these associations. Any such activities or behaviors of the social media influencers or celebrities we engage, or our failure to adhere to the compliance processes as required by the FTC consent decree, could have a material adverse effect on our business, financial condition, results of operations, and cash flows, or on our reputation.
We face risks in acquiring and integrating customer accounts, and if any of these risks materialize, our business, financial condition, results of operations, and cash flows could be materially adversely affected.
An element of our business strategy involves the bulk acquisition of customer accounts. Acquisitions of customer accounts involve a number of risks, including the possibility of unexpectedly high rates of attrition and unanticipated deficiencies in the accounts and systems acquired despite our investigations and diligence prior to acquisition, as well as costs and complexities in integrating newly purchased accounts into ADT billing and service platforms. We face competition from other alarm monitoring companies, including companies that may offer higher prices and more favorable terms for customer accounts purchased, and/or lower minimum financial or operational qualification or requirements for purchased accounts. This competition could reduce the acquisition opportunities available to us, slowing our rate of growth, and/or increasing the price we pay for such account acquisitions, thus reducing our return on investment and negatively impacting our revenue and results of operations. We can provide no assurance that we will continue to be able to purchase customer accounts on favorable terms or at all in the future.
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
If we are unable to recruit and retain sufficient personnel at all levels of our organization, our ability to manage our business could be materially adversely affected.
Our success depends in part upon the continued services of sufficient talent at all levels of our organization, including our management team, software developers, product engineers, sales representatives, installation and service technicians and call center talent. Our ability to recruit and retain sufficient talent for these positions is based on our reputation as a successful business with a culture of fairly hiring, training, and promoting qualified employees. However, our success could be impacted adversely by the competitive labor environment and require us to incur wages and benefits in excess of our planned expenditure. Labor shortages in recent years made talent recruitment particularly challenging and competitive. In addition, we acquire businesses from time to time that have rates of employee attrition significantly higher than our own and we may experience difficulty or delay in hiring to fill positions due to these higher rates or in bringing the employee attrition rate of such acquired businesses to a level consistent with our own. The loss of experienced personnel through wage competition, normal attrition (including retirement), or specific actions such as divestitures, cost structure rationalizations, or other business exit activity, may adversely affect our reputation among job seekers, demoralize our remaining employees, and result in loss of critical knowledge. The loss, incapacity, or unavailability for any reason of sufficient personnel at any level of our organization, higher than expected payroll and other costs associated with the hiring and retention of sufficient talent at all levels of our organization, or the inability or delay in hiring new employees, whether in management, sales, technology, product development, installation and service technicians, or call center personnel, could materially adversely affect our business financial condition, results of operations, and cash flows.
The loss of or changes to our senior management could disrupt our business.
Competition for senior management talent having security and home automation industry experience has increased. Factors that impact our ability to attract and retain senior management include compensation and benefits and our successful reputation as a top provider in these industries. Our success partly depends on the ability of our Chairman, President, and CEO, Mr. James D. DeVries, along with the ability of other senior management and key employees, to effectively implement our business strategies and to continue to identify and grow talent. In addition, the success of our business depends on highly qualified leaders with relevant industry and operational experience, as well as the entire management team. The unexpected loss of any member of our senior management team and the related loss of their knowledge of products, offerings, and industry experience, and the difficulty of quickly finding qualified senior management talent to replace any such loss, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Adverse developments in our collective bargaining agreements or other agreements with some employees could materially adversely affect our business, financial condition, results of operations, and cash flows.
As of December 31, 2024, 835 of our employees at various sites, or approximately 7% of our total workforce, were represented by unions and covered by collective bargaining agreements. We are currently a party to approximately 17 collective bargaining agreements. About one-third of these agreements are up for renewal in any given year. Additionally, and especially in light of recent actions taken by the National Labor Relations Board, we could be subject to further attempts to organize some or all of our non-management employee base. We cannot predict the outcome of negotiations of the collective bargaining agreements covering our employees. If we are unable to reach new agreements or renew existing agreements, employees subject to collective bargaining agreements may engage in strikes, work slowdowns, or other labor actions, which could materially disrupt our ability to provide services. New labor agreements or the renewal of existing agreements may impose significant new costs on us, limit our opportunities to improve our cost structure, and could materially and adversely affect our business, financial condition, results of operations, and cash flows in the future.
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
Examples of certain requirements we face include those with respect to the Health Insurance Portability Act, the California Consumer Privacy Act, the California Privacy Rights Act, the Colorado Privacy Act, the Virginia Consumer Data Protection Act, and the European Union’s General Data Protection Regulation. These laws and regulations are examples of our need to comply with costly and complex requirements at state, federal, and international levels. As these requirements continue to evolve, and expand to additional jurisdictions, we may incur or be required to incur costs or change our business practices in a manner adverse to our business and failure to comply could result in significant penalties that may materially adversely affect our reputation and our business, financial condition, results of operations, and cash flows.

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
We may be subject to claims of intellectual property infringement by third parties. In particular, as our services have expanded, we have become subject to claims alleging infringement of intellectual property, including litigation brought by special purpose or so-called “non-practicing” entities that focus solely on extracting royalties and settlements by alleging infringement and threatening enforcement of patent rights. These companies typically have little or no business or operations, and there are few effective deterrents available to prevent such companies from filing patent infringement lawsuits against us. Our exposure to intellectual property infringement claims may increase as we continue to expand and develop our proprietary ADT+ platform, as we modify and expand our offerings under our partnership with State Farm, or otherwise modify and expand our existing intellectual property in the future. In addition, we rely on licenses and other arrangements with third parties covering intellectual property related to many of the products and services that we market. Notwithstanding these arrangements, we could be at risk for infringement claims from third parties. For example, in 2022 ADT was sued by a party alleging that the cellular antennas in various products purchased and used by ADT infringed their patents. The suit was settled in July of 2024, and ADT is currently in litigation with the supplier of the majority of those products regarding their obligation to indemnify ADT. Additionally, our patent agreement with Tyco, which generally includes a covenant by Tyco not to bring an action against us alleging that the manufacture, use, or sale of any products or services in existence as of the date of our separation from Tyco infringes any patents owned or controlled by Tyco and used by us on or prior to such date, does not protect us from infringement claims for future product or service expansions. In general, any claims or litigation, even those without merit and regardless of the outcome, could cause us to cease marketing certain services or using certain technologies; obtain licenses from the holders of the intellectual property at a material cost or on unfavorable terms; pay significant ongoing royalty payments, settlements, or licensing fees; satisfy indemnification obligations; or to take other potentially costly or burdensome actions to avoid infringing third-party intellectual property rights. The litigation process is costly and subject to inherent uncertainties, and we may not prevail in litigation matters regardless of the merits of our position. Intellectual property lawsuits or claims may become extremely disruptive if the plaintiffs succeed in blocking the trade of our products and services and may have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We may be subject to class actions and other lawsuits which may harm our business and results of operations.
We have been and we may continue to be subject to class action litigation involving alleged violations of privacy, consumer protection laws, employment laws, common law claims or other matters. In addition, we have previously been subject to securities class actions relating to our IPO, and we may in the future be subject to additional securities litigation that may be lengthy and may result in substantial costs and a diversion of management’s attention and resources. Results cannot be predicted with certainty, and an adverse outcome in such litigation could result in monetary damages or injunctive relief that could materially adversely affect our business, financial condition, results of operations, and cash flows.
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
We rely on telemarketing, email marketing, door-to-door sales, and other marketing channels, including social media conducted internally and through third parties to generate a substantial number of leads for our business, all of which are subject to federal, state and local regulation. Telemarketing and email marketing activities are subject to an increasing amount of regulation in the U.S. Regulations have been issued by the FTC and the FCC that place restrictions on unsolicited telephone calls to residential and wireless telephone customers, whether direct dial or by means of automatic telephone dialing systems, prerecorded, or artificial voice messages and telephone fax machines, and require us to maintain a “do not call” list and to train our personnel to comply with these restrictions. The FTC regulates sales practices generally and email marketing and telemarketing specifically, including through their consent decree on ADT that regulates our use of social media influencers and celebrities, and has broad authority to prohibit a variety of advertising or marketing practices that may constitute “unfair or deceptive acts or practices.” Most of the statutes and regulations in the U.S. applicable to telemarketing and email marketing allow a private right of action for the recovery of damages or provide for enforcement by the FTC and FCC, state attorneys general, or state agencies permitting the recovery of significant civil or criminal penalties, costs and attorneys’ fees if regulations are violated. Although we have developed policies and procedures designed to assist in compliance with these statues, regulations, and consent decree, we can provide no assurance that we, our authorized dealers or other third parties that we rely on for telemarketing, email marketing, and other lead generation activities will be in compliance with all applicable laws and regulations at all times. Although our contractual arrangements with our authorized dealers, affinity marketing partners, and other third parties generally require them to comply with all such laws and regulations and to indemnify us for damages arising from their failure to do so, we can provide no assurance that the FTC and FCC, private litigants, or others will not attempt to hold us responsible for any unlawful acts conducted by our authorized dealers, affinity marketing partners and other third parties or that we could successfully enforce or collect upon any indemnities. Additionally, certain FCC rulings and FTC enforcement actions may support the legal position that we may be held vicariously liable for the actions of third parties, including any telemarketing violations by our independent, third-party authorized dealers that are performed without our authorization or that are otherwise prohibited by our policies. The FCC, FTC, and state agencies have relied on certain actions to support the notion of vicarious liability, including, but not limited to, the use of our brand or trademark, the authorization or approval of telemarketing scripts, or the sharing of consumer prospect lists. Changes in such regulations or the interpretation thereof that further restrict such activities could result in a material reduction in the number of leads for our business and could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Our business operates in a regulated environment and any new, changes to existing, or uncertainty regarding laws or regulations, or our failure to comply with any such rules or regulations, could be costly to us, harm our business and operations, and impede our ability to grow our existing business, any new businesses that we acquire, or investment opportunities that we pursue.
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
We must also comply with numerous federal, state, and local laws and regulations that govern matters relating to our interactions with residential customers, including those pertaining to privacy and data security, consumer financial and credit transactions, home improvement contracts, warranties, and door-to-door solicitation. These laws and regulations are dynamic and subject to potentially differing interpretations, and various federal, state, and local legislative and regulatory bodies may initiate investigations, expand current laws or regulations, or enact new laws and regulations, regarding these matters. As we expand our product and service offerings and enter into new jurisdictions, we may be subject to more expansive regulation and oversight. In addition, our financing and lending activities subject us to various rules and regulations, such as the U.S. federal Truth in Lending Act and analogous state legislation. Also, if we continue to expand our sales to government entities, we may be subject to additional contracting regulations, disclosure obligations, and various civil and criminal penalties, among other things, in a significant manner that we are not subject to today.
The FTC and certain states have consumer protection laws and regulations governing the manner in which providers of consumer services must manage customer subscriptions, autorenewals, and negative option billing arrangements. In October of 2024, the FTC adopted a final “Click-to-Cancel rule intended to consolidate and significantly expand certain federal consumer protections through new rules concerning certain “negative option offers,” whereby a consumer’s silence or failure to take affirmative action to reject a good or service or to cancel a subscription is interpreted as acceptance or continuing acceptance of an offer. Several states have followed suit and have enacted or have proposed to enact similar regulations concerning autorenewals, cancellation rights and negative option arrangements. ADT sells its services to consumers on a subscription basis. The FTC’s “Click-to-Cancel rule, which becomes effective in May 2025 (other than the prohibition on misrepresentations, which took effect in January 2025), and certain proposed state regulations concerning subscription services may require ADT to provide additional notices to consumers regarding the end of fixed term contract commitments, limit ADT’s ability to market discounted or free trials to new customers and, in some cases, require ADT to seek additional customer consents to provide services past the end of minimum contract term commitments, each of which may have a material adverse effect on ADT’s ability to attract and retain customers.
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
Changes in laws or regulations could require us to change the way we operate or to utilize resources to maintain compliance, which could increase costs or otherwise disrupt operations. For example, in June 2024, in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court held that lower courts need not defer to a governmental agency’s reasonable interpretation of an ambiguous statute that it administers, overruling the doctrine known as “Chevron Deference.” As a result, we cannot predict whether there will be increased challenges to existing regulatory requirements, such as those discussed above, thereby creating uncertainty in compliance with certain regulatory schemes. In addition, failure to comply with any applicable laws or regulations could result in substantial fines or revocation of our operating permits and licenses. If laws and regulations were to change or if we or our products failed to comply with them, our business, financial condition, results of operations, and cash flows could be materially adversely affected.
We could be assessed penalties and fines for false alarms, and if these expenses become significant or we are unable to pass along the associated costs, our customers may terminate or fail to renew our services.
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
Our interactive and home automation services are primarily accessed through the Internet and our security monitoring services, including those utilizing video streaming, are increasingly delivered using Internet technologies. Users who access our services through mobile devices, such as smart phones, laptops, and tablet computers must have a high-speed Internet connection, such as broadband, 4G/LTE, or 5G, to use our services. Currently, this access is provided by telecommunications companies and Internet access service providers that have significant and increasing market power in the broadband and Internet access marketplace. In the absence of government regulation, these providers could take measures that affect their customers’ ability to use our products and services, such as degrading the quality of the data packets we transmit over their lines, giving our packets low priority, giving other packets higher priority than ours, blocking our packets entirely, or attempting to charge their customers more for using our products and services. To the extent that Internet Service Providers (“ISPs”) implement usage-based pricing, including meaningful bandwidth caps, or otherwise try to monetize access to their networks, we could incur greater operating expenses and customer acquisition and retention could be negatively impacted, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Furthermore, to the extent network operators were to create tiers of Internet access service and either charge us for or prohibit our services from being available to our customers through these tiers, our business could be negatively impacted. Some of these providers also offer products and services that directly compete with our own offerings, which could potentially give them a competitive advantage.
In March 2015, the FCC released net neutrality rules prohibiting broadband ISPs from blocking, throttling, or engaging in “paid prioritization” of content or services. However, these rules were repealed in 2017. As of April 2024, the FCC reinstated net neutrality regulations, effectively reversing the 2017 repeal, once again classifying broadband as a telecommunications service under Title II of the Federal Communications Act of 1934, as amended. However, in June 2024, the U.S. Supreme Court overruled the doctrine known as Chevron Deference, which previously required courts to defer to an agency’s reasonable interpretation of law when the law was ambiguous. As a result, on January 2, 2025, the U.S. Court of Appeals for the Sixth Circuit struck down the FCC’s previously adopted Safeguarding and Securing the Open Internet rule (“SSOI”), ruling that the FCC incorrectly classified ISPs as telecommunications service providers, rather than non-common carrier providers of information services, and therefore exceeded its authority in imposing the net neutrality regulations. Absent net neutrality or open Internet rules, Internet providers, some with competing security businesses, could block or throttle ADT signals in a way that impacts our business and could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Given the nature of our business, we are exposed to greater risks of liability for employee acts or omissions or system failures than may be inherent in other businesses, which could materially adversely affect our business.
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

We may be subject to liability for obligations of The Brink’s Company under the Coal Act or other coal-related liabilities of The Brink’s Company, which could materially adversely affect our business.
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
For example, in January 2024, the U.S. Department of Labor (“DOL”) issued a new rule that revises the DOL’s guidance on how to determine who is an employee or independent contractor under the Fair Labor Standards Act (“FLSA”). Previously, the law provided five factors to guide the inquiry into a worker’s status as an employee or independent contractor, with two of these factors carrying greater weight in the analysis. The new rule, effective in March 2024, implements a non-exhaustive multi-factor economic reality test where no one factor or subset of factors would be necessarily dispositive and the weight of each factor would depend on the facts and circumstances of the particular case. Also, although the National Labor Relations Board (“NLRB”) has abandoned, due to legal challenges, its attempt to overrule its 2019 independent contractor standard focused on whether workers have “entrepreneurial opportunity,” a recent NLRB decision in September 2024 appears to signal an intent to reverse its current position that independent contractor misclassification is not itself a violation of the National Labor Relations Act (“NLRA”). Under the new legal framework, it may be more likely for our independent contractors or our subcontractors to be classified as our employees, resulting in such individuals becoming entitled to the reimbursement of certain expenses, to the benefit of wage-and-hour laws, and to the protections under the NLRA including the right to organize for union representation. If such classification was made, we could also be liable for employment and withholding tax and benefits for such individuals, and liable to such individuals for violations of other laws protecting employees. Any such determination could result in a material reduction of the number of subcontractors we can use for our business or significantly increase our costs to serve our customers, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Existing or new tariffs and other trade restrictions imposed on imports from China, Mexico, or other countries where much of our end-user equipment is manufactured, or any counter-measures taken in response, may harm our business and results of operations.
Tariffs imposed on imports from China or Mexico, (including enhanced U.S. tariffs recently imposed and/or threatened to be imposed on goods from China), where certain components included in our end-user equipment are manufactured, and any counter-measures taken in response to such new tariffs, may harm our business and results of operations. For example, in 2018 and 2019, the U.S. federal government imposed tariffs on certain alarm equipment components manufactured in China, and on other categories of electronic equipment manufactured in China that we install in our customers’ premises, such as batteries and thermostats. Certain of these tariffs were as high as 25% and such tariffs increased our costs for such equipment as a result of some or all of such new tariffs being passed on to us by our suppliers. If any or all such costs continue to be passed on to us by our suppliers, we may be required to raise our prices, which could result in the loss of customers and harm our business and results of operations. Alternatively, we may seek to find new sources of end-user products, which may result in higher costs and disruption to our business. In addition, the U.S. federal government’s 2018 National Defense Authorization Act imposed a ban on the use of certain surveillance, telecommunications, and other equipment manufactured by certain of our suppliers based in China, to help protect critical infrastructure and other sites deemed to be sensitive for national security purposes in the U.S. This federal government ban implemented in August 2019, and the ban on use of certain covered equipment by federal contractors implemented in August 2020, has required us to find new sources of end-user products, which has resulted in higher costs and disruption to our business. It is also possible new or additional tariffs will be imposed on imports of equipment that we install in end-user premises, or that our business will be impacted by retaliatory trade measures taken by China, Mexico, or other countries, causing us to raise our prices or make changes to our business, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. During the 2024 presidential campaign, President Trump threatened to impose, and since taking office, has begun imposing, significant tariffs on goods imported from China, Canada, Mexico and other countries. Given the uncertainty regarding the scope and duration of these trade actions by the U.S. and any retaliatory trade actions taken by such other countries, we cannot predict whether, or to what extent, tariffs and other trade restrictions may be imposed on or otherwise become applicable to our product offerings or supply chain, and the impact of these trade actions on our business remains uncertain.
In addition, in November 2021, President Biden signed the Secure Equipment Act into effect, and in November 2022, the FCC adopted rules stating that they will no longer review or give licenses to the equipment that makes use of radio frequencies manufactured by companies believed to pose a national security threat, including Huawei, ZTE, Dahua, and Hikvision. This could impact our ability to source products compatible with a customer’s existing system, or make repairs if new, compatible equipment cannot be sourced. In the November 2022 order, the FCC also issued an additional Notice of Proposed Rulemaking in which it asks if existing authorizations should be revoked, and if so, how. If existing authorizations were revoked, it could limit ADT’s ability to maintain and service existing customer equipment. It could also force some customers to replace equipment currently in service. We are also subject to supply chain disruptions should we learn that any one of our suppliers is in violation of legislation such as the Uyghur Forced Labor Prevention Act signed into law in December 2021, which bans the import of goods based on their method of production, such as through the use of forced labor, or otherwise. Any inability to source product, product parts, or other components required by our business in a timely and cost-effective manner could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
The demand for our products and services is also dependent, in part, on national, regional, and local economic conditions, as well as our customers’ level of discretionary income. When our customers’ discretionary income is reduced (such as by higher housing, energy, interest, operating or other costs, or where the actual or perceived wealth of customers has decreased as a result of circumstances such as lower real estate values, increased foreclosure rates, inflation, increased tax rates, or other economic disruptions), we could experience increased attrition rates and reduced customer demand. Where levels of business activity decline, the small business customers could experience increased attrition rates and reduced demand for our offerings. No assurance can be given that we will be able to continue acquiring quality customers or that we will not experience higher attrition rates. Our long-term revenue growth rate primarily depends on revenue from installations and new contracts exceeding disconnects. If customer disconnects or defaults increase, our business, financial condition, results of operations, and cash flows could be materially adversely affected.
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
A substantial part of our revenue is derived from the recurring monthly revenue due from customers under alarm monitoring and other service contracts and we are subject to credit risk and other risks associated with our customers, dealers, and third-party lenders.
A substantial part of our revenue is derived from the recurring monthly revenue due from customers under alarm monitoring and other service contracts. Therefore, we are dependent on our customers’ ability and willingness to pay amounts due under alarm monitoring or other service contracts in a timely manner. Although customers are contractually obligated to pay amounts due under an alarm monitoring or other service contract and are generally contractually obligated to pay cancellation fees if they prematurely cancel the contract during its initial term (typically between two and five years), customers’ payment obligations are unsecured, which could impair our ability to collect any unpaid amounts from our customers. To the extent customer payment defaults under alarm monitoring and other service contracts are greater than anticipated, our business, financial condition, results of operations, and cash flows could be materially adversely affected.
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
Some of these customer financing options may be supported by financing arrangements with third parties, including uncommitted receivables securitization financing agreements, which may impose or result in limitations on the products and services we offer that are financed under such arrangements. These limitations may adversely affect our relationships with customers, and may subject us to risk with respect to our ability to generate current levels of cash flow should, for example, such arrangements be terminated. In addition, rising interest rates, as we experienced during 2022 and 2023 and which we may continue to experience, could increase the financing costs of our products and services substantially. Any such result could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We also placed a substantial reliance on third-party lenders in order to access loan products for our customers in our solar segment. In addition, any disruption in our relationship with a third party lender could have an adverse impact on certain customer relationships or result in liability to us. Certain third party lenders also have the contractual right to require us to repurchase loans if we fail to achieve certain contractual milestones with respect to customer installations. If any of our third party lenders invokes such a right, the necessary repurchases could have a material, adverse effect on our cash flow for the quarter in which they occur. Industry trends could also change, for example, by third party lenders more systematically requiring the repurchase of loans, or requiring a guarantee with respect to amounts that such lenders would otherwise require be repurchased, if we fail to achieve the relevant milestones. We cannot predict the timing or extent to which the broader industry will implement such changes or the related impact on us. Failure to maintain effective customer financing options and satisfactory relationships with third party lenders or the decision by a third party lender to require us to repurchase or guarantee loans could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
As of December 31, 2024, we had a carrying value of goodwill and other identifiable intangible assets of approximately $9.8 billion. We review goodwill and indefinite lived intangible assets for impairment at least annually. We review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset or asset group may not be fully recoverable. Impairment may result from, among other things, deterioration in performance; adverse market conditions; adverse changes in applicable laws or regulations, including changes that restrict our activities or affect the products and services we offer; challenges to the validity of certain registered intellectual property; reduced sales of certain products or services incorporating registered intellectual property; increased attrition; and a variety of other factors. For example, during 2023 and 2022, we recorded cumulative goodwill impairment charges of $712 million related to our former Solar reporting unit due to continued deterioration of industry conditions, general macroeconomic decline, underperformance of the former reporting unit’s operating results relative to expectations, and, during the third quarter of 2023, our decision to close a significant number of branches and reduce headcount. Following these goodwill impairment charges, the balance of goodwill in the former Solar reporting unit was zero. It is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of goodwill or other identifiable intangible assets could have a material adverse effect on our financial condition and results of operations.
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
Our future consolidated federal and state income tax liability may be significantly reduced by tax attributes such as tax credits, tax net operating loss (“NOL”), and disallowed interest carryforwards available to us under the applicable tax codes. Our ability to fully utilize these tax attributes, however, may be limited for various reasons, including whether projected future taxable income becomes insufficient to recognize the full benefit of our tax attributes prior to their expirations. If a corporation experiences an “ownership change,” Sections 382 and 383 of the Internal Revenue Code (“IRC”) provide annual limitations with respect to the ability of a corporation to utilize its tax attributes against future U.S. taxable income. In general, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of the corporation by more than 50 percentage points over a three-year testing period.
Because our ability to fully utilize our tax attributes is subject to the limitations under Section 382 of the IRC, it is also possible that future changes in the direct or indirect ownership in our equity might result in additional ownership changes that may trigger the imposition of additional limitations under Section 382 of the IRC with respect to these tax attributes.
In addition, audits by the U.S. Internal Revenue Service (“IRS”) as well as state, territorial, provincial, and local tax authorities could reduce our tax attributes and/or subject us to tax liabilities if tax authorities make adverse determinations with respect to our tax attributes. Any future disallowance of some or all of our tax attributes as a result of legislative change could materially adversely affect our tax obligations. Any increase in taxation or limitation of benefits could have a material adverse effect on our business, financial condition, results of operations, or cash flows.
In connection with the Tax Cuts and Jobs Act of 2017 (“Tax Reform”), a new limitation under IRC Section 163(j) was imposed on the amount of interest expense allowed as a deduction in our tax returns each year. The amounts disallowed each year can be carried forward indefinitely and used in subsequent years if an excess limitation exists. We have accumulated a significant deferred tax asset related to this disallowed interest carryforward. However, there is a risk that we will not recognize the benefit of this deferred tax asset in the foreseeable future due to our annual interest expense exceeding the imposed limitation. We may need to record a valuation allowance against this deferred tax asset in the future as the deferred tax asset grows, which may have a material adverse effect on our future financial condition and results of operations. There is a risk that the interest disallowance may have a material adverse effect on our financial condition, results of operations, and cash flows.

Risks Related to Our Indebtedness
Our substantial indebtedness limits our financial and operational flexibility and could materially adversely affect our business, financial condition, results of operations, and cash flows.
As of December 31, 2024, we had $7.8 billion face value of outstanding indebtedness, excluding finance leases, and we may increase our debt level at any time. Such substantial indebtedness negatively impacts our business because:
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
In 2023, we used the net proceeds of the Commercial Divestiture and cash on hand to reduce our debt by approximately $2 billion. However, we can provide no assurance that our business will generate sufficient cash flow from operations to service or repay our debt, or that we will have the ability to issue new debt, draw on our revolving credit facility or find other alternative sources of funds to satisfy our obligations. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, could result in a material adverse effect on our business, financial condition, results of operations, and cash flows.
On February 7, 2025, we issued an irrevocable notice of partial redemption for $500 million of the First Lien Notes due 2026, which will be redeemed on March 9, 2025. Prior to the issuance of such notice, certain lenders provided commitments that they will fund a new $600 million first lien seven-year term loan facility. The closing of this new facility, which remains subject to market and other customary conditions, is expected to occur on or around March 7, 2025. The Company intends to use proceeds of this new facility for the partial redemption of the First Lien Notes due 2026 among other general corporate purposes.
Our debt agreements contain restrictions that limit our flexibility and limit the manner in which we conduct our business and finance future operations or capital needs, which could have a material adverse effect on our business and financial condition.
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
The market price of our Common Stock could vary significantly as a result of a number of factors, some of which are beyond our control. In the event of a drop in the market price of our common stock, you could lose a substantial part or all of your investment in our Common Stock. Among others, the following factors could affect our stock price:
•our business performance and prospects, including the success of our strategic relationship with State Farm and our partnership with Google;
•sales of our Common Stock, or the perception that such sales may occur, by us or by our stockholders, including Apollo (which has already and may continue to sell shares in registered offerings pursuant to demand registration requests), State Farm, or Google;
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
Apollo continues to exert significant influence over us, and its interests may conflict with our interests and the interests of other stockholders, and could negatively impact our ability to enter into corporate transactions.
While we are no longer a “controlled company,” Apollo continues to be able to exert significant influence over us and as of December 31, 2024, had the right to, among other things, nominate 50% of our directors pursuant to the Amended and Restated Stockholders Agreement, dated December 14, 2018, (the “Stockholders Agreement”) between the Company and Ultimate Parent and the Co-Investors (as defined therein). The interests of Apollo and its affiliates, including funds affiliated with Apollo, could conflict with or differ from our interests or the interests of our other stockholders. For example, the concentration of ownership held by funds affiliated with Apollo could (i) delay, defer, or prevent a change in control of our company, (ii) impede a merger, takeover, or other business combination which may otherwise be favorable for us or that another stockholder may otherwise view favorably or (iii) cause us to enter into transactions or agreements that are not in the best interests of all stockholders. Additionally, Apollo and its affiliates are in the business of making investments in companies and may, from time to time, acquire and hold interests in or provide advice to businesses that compete directly or indirectly with us, or are suppliers or customers of ours. Apollo and its affiliates may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. Any such investment may increase the potential for the conflicts of interest discussed in this risk factor. So long as funds affiliated with Apollo continue to directly or indirectly own a significant amount of our equity, even if such amount is less than 50%, Apollo and its affiliates will continue to be able to substantially influence or effectively control our ability to enter into corporate transactions.
In addition, we are party to the Stockholders Agreement with Ultimate Parent and the Co-Investors. The Stockholders Agreement specifies that we will not take certain significant actions without the prior consent of Ultimate Parent, including, among other things, hiring or terminating any executive officer of our company, designating any new executive officer of our company, entering into certain merger, consolidation or other “change of control” transactions or changing the size of our Board of Directors. The Stockholders Agreement also specifies that Ultimate Parent has the right to nominate individuals for election to our Board of Directors and that we are, to the fullest extent permitted by applicable law, required to nominate and recommend that each such individual be elected as a director, and the right to designate a member to each committee of our Board of Directors. Relatedly, our amended and restated Bylaws (the “Bylaws”) provide that Ultimate Parent has the right, subject to certain conditions, to have its representatives appointed to serve on committees of our Board of Directors.
If we fail to establish and achieve the objectives of our sustainability program, or if we fail to report on such sustainability matters, consistent with investor, customer, employee, or other stakeholder expectations, and in compliance with legal and regulatory requirements, we may not be viewed as an attractive investment, service provider, workplace, or business, which could have a negative effect on our company.
Investors are placing a greater emphasis on non-financial factors, including sustainability matters, when evaluating investment opportunities. We have published an annual corporate ESG Report (the “ESG Report”), including a Sustainable Accounting Standards Board (“SASB”) Index report, each year since 2022. Additionally, since 2022 we have completed the annual Corporate Questionnaire provided by the Carbon Disclosure Project, a non-profit organization focused on sustainability reporting. In our ESG Report and other disclosures, including in various filings with the SEC, we detail our sustainability progress. Sustainability initiatives and goals may be difficult and expensive to implement and may not be advanced at a sufficient pace. If we are unable to provide sufficient and accurate disclosures about our sustainability practices, or if we fail to establish and achieve the objectives of our sustainability program, which could include targets or commitments, consistent with investor, customer, employee, or other stakeholder expectations, we may not be viewed as an attractive investment, service provider, workplace, or business and we may be exposed to potential liability or litigation, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. In addition, there exists certain negative sentiment among some individuals and government institutions toward certain sustainability practices and initiatives. Given the dynamic nature of sustainability standards, expectations and regulations, which may change over time, we may from time to time need to update or otherwise revise our current practices, goals and initiatives, including in response to legislative, regulatory, or legal developments. As we continue to establish our sustainability-related initiatives, we could face a negative response or legislation that impedes our activities or reflects poorly upon the Company, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Our organizational documents may impede or discourage a takeover, which could deprive our investors of the opportunity to receive a premium on their shares.
Provisions of our amended and restated certificate of incorporation (as amended, our “Certificate of Incorporation”) and Bylaws may make it more difficult for, or prevent a third-party from, acquiring control of us without the approval of our Board of Directors. These provisions include:
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
Additionally, Section 203 of the Delaware General Corporation Law (“DGCL”) prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, unless the business combination is approved in accordance with the statute. An interested stockholder includes a person, individually or together with any other interested stockholder, who within the last three years has owned 15% or more of our outstanding voting stock, or who is our affiliate or associate and owned 15% or more of our outstanding voting stock at any time within the three years immediately prior to the date on which it is sought to be determined whether such person is an interested stockholder. Our Certificate of Incorporation includes a provision that, with limited exceptions, restricts us from engaging in any business combination with an interested stockholder for three years following the date that person becomes an interested stockholder. Such restrictions do not apply to any business combination between Apollo or their direct and indirect transferees (as these terms are defined in our Certificate of Incorporation) and any affiliate thereof, on the one hand, and us, on the other.
Our Certificate of Incorporation provides for exclusive forum provisions which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes.
Our Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Chancery Court of the State of Delaware shall be, to the fullest extent permitted by law, the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf; (b) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or stockholders; (c) any action asserting a claim arising pursuant to any provision of the DGCL or of our Certificate of Incorporation or our Bylaws; or (d) any action asserting a claim against us or any of our directors or officers governed by the internal affairs doctrine. In addition, our Certificate of Incorporation also provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. The exclusive forum provision in our Certificate of Incorporation does not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. To the extent that any such claims may be based upon federal law claims, Section 27 of the Exchange Act creates federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of and, to the fullest extent permitted by law, to have consented to the provisions described in this paragraph. These provisions may limit a stockholders’ ability to bring a claim in a judicial forum of their choosing, which may discourage lawsuits against us and our directors, officers, and other employees.
Our Certificate of Incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities, which could have a material adverse effect if attractive corporate opportunities are allocated by Apollo to itself or its portfolio companies, funds, or other affiliates instead of to us.
Under the Stockholders Agreement, funds affiliated with or managed by Apollo received certain rights, including the right to nominate a specified percentage of the directors to serve on our Board of Directors (the “Apollo Designees”) based on the percentage of our outstanding Common Stock beneficially owned by Apollo.
Under our Certificate of Incorporation, none of Apollo nor any of its portfolio companies, funds, or other affiliates, or any of its officers, directors, agents, stockholders, members, or partners have any duty to refrain from engaging, directly or indirectly, in the same business activities, similar business activities, or lines of business in which we operate. In addition, our Certificate of Incorporation provides that, to the fullest extent permitted by law, no officer or director of ours who is also an officer, director, employee, managing director, or other affiliate of Apollo will be liable to us or our stockholders for breach of any fiduciary duty by reason of the fact that any such individual directs a corporate opportunity to Apollo instead of us, or does not communicate information regarding a corporate opportunity to us that the officer, director, employee, managing director, or other affiliate has directed to Apollo. As of the date of this Annual Report, this provision of our Certificate of Incorporation relates only to the Apollo Designees. There are currently fifteen directors of our Company, six of whom are Apollo Designees. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations, cash flows, or prospects if attractive corporate opportunities are allocated by Apollo to itself or its respective portfolio companies, funds, or other affiliates instead of to us.
We may issue preferred securities, the terms of which could adversely affect the voting power or value of our Common Stock.
Our Certificate of Incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred securities having such powers; designations; preferences; limitations; and relative, participating, optional, or other rights, including preferences over our Common Stock with respect to dividends and other distributions, as our Board of Directors may determine. The terms of one or more classes or series of preferred securities could adversely affect the voting power or value of our Common Stock. For example, we might grant holders of preferred securities the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred securities could affect the residual value of our Common Stock.
We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term shareholder value. Share repurchases and dividend payments, including recent changes in the amount of our dividend, could also increase the volatility of the trading price of our stock and will diminish our cash reserves.
On February 20, 2025, our Board of Directors authorized a share repurchase plan (the “2025 Share Repurchase Plan”), pursuant to which the Company is authorized to repurchase, through April 30, 2026, up to a maximum aggregate amount of $500 million of shares of the Company's Common Stock. We cannot guarantee that the 2025 Share Repurchase Plan will be fully consummated. The 2025 Share Repurchase Plan allows the Company to purchase shares of its Common Stock from time to time in one or more open market or privately negotiated transactions, including pursuant to Rule 10b5-1 or Rule 10b-18 of the Exchange Act or pursuant to one or more accelerated share repurchase agreements, subject to certain requirements and other factors. The Company is not obligated to repurchase any of its shares of common stock, and the timing and amount of any repurchases will depend on legal requirements, market conditions, stock price, the availability of certain safe harbors provided under the Exchange Act, alternative uses of capital, and other factors. Further, our share repurchases could affect our share trading prices, increase their volatility, reduce our cash reserves and may be suspended or terminated at any time, which may result in a decrease in the trading price of our stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 1C. CYBERSECURITY.
We view cybersecurity as the prevention and timely detection and correction of any unauthorized occurrence or series of related unauthorized occurrences that are on or conducted through our information systems and that jeopardizes the confidentiality, integrity, or availability of our systems or any information residing therein. We believe that the safety, security, and privacy of our customers and employees are fundamental to the services we provide. Our cybersecurity policies guide us as we strive to continuously enhance methods, best practices, and technologies to better monitor and protect customer data and inform and enable customers to make choices about their data privacy. We carefully consider data privacy when developing our own products and when incorporating products provided by our business partners.
Risk Management and Strategy
We identify, assess, and manage cybersecurity risk as part of our company-wide enterprise risk management program. Our Chief Information Security Officer (“CISO”), Tim Rains, has more than 30 years of experience as an IT professional, with over 20 of those years spent in cybersecurity roles. Mr. Rains has held senior cybersecurity advisor roles at both Amazon Web Services and Microsoft. Mr. Rains has experience across multiple cybersecurity disciplines including vulnerability management, incident response, crisis communications, threat intelligence, cybersecurity architecture and operations, governance, risk, and compliance. Mr. Rains is designated as a Certified Information Systems Security Professional and is responsible for developing and implementing plans and strategies to mitigate cybersecurity risks. Our CISO also leads our cybersecurity risk assessment, which includes security posture scoring, vulnerability assessments, process maturity, and tooling coverage. We log cybersecurity risks into our cybersecurity risk register and track such risks for treatment. Management then discusses these cybersecurity risks for resolution planning and escalation. We leverage recognized cybersecurity frameworks to drive strategic direction and maturity improvement and engage third-party security experts as needed for risk assessments, risk mitigation actions, vulnerability identification, and program enhancements, as appropriate.

As part of this process, we use the following tools and procedures:
•utilizing “SecurityScorecard” (a third-party information security company that rates cybersecurity postures of corporate entities for the purposes of third-party management and information technology risk management), which provides an independent external enterprise view of our security posture with a focus on public-facing systems;
•assessing, regularly developing, and executing on our preventative and detective controls, which we seek to align with current standards and best practices, including the incorporation of recommendations published by the National Institute of Standards and Technology in its cybersecurity framework, such as an annual audit of these internal controls;
•performing attack and breach simulations; and
•working with our cybersecurity vendors to adopt tooling and processes to provide high levels of protection.
Governance
Cybersecurity Management and Board Oversight
Our Board of Directors, through its Audit Committee, has primary responsibility for overseeing cybersecurity risk management and receives updates on the status of our cybersecurity program from our CISO. These updates are provided at least once per year, and often multiple times per year, in a special Audit Committee session and includes reports on our security posture and SecurityScorecard assessment (rating and benchmarking), incident response, and vulnerability management. The Audit Committee reviews and discusses with management our cybersecurity threats, vulnerabilities, defenses, and planned responses, including updates to our cybersecurity incident response plan (“IRP”), which has been approved by the Audit Committee. Additionally, the Audit Committee receives and discusses reports from management with the purpose of identifying threats and vulnerabilities, and it monitors the effectiveness and progress of the actions and initiatives undertaken to mitigate such threats.
Our cybersecurity program team is led by our CISO (who ultimately reports to the Chief Operating Officer). The cybersecurity leadership team (“CSLT”), which is chaired by our Chief Operating Officer and includes our Chief Financial Officer, Chief Legal Officer, Chief Information Officer, CISO, and Chief Privacy Officer, among others, collaborates with enterprise risk professionals and is supported by an established Information Security (“InfoSec”) function responsible for certain aspects of maintaining and monitoring our cybersecurity infrastructure. In addition, our Chief Privacy Officer, who reports to our Chief Legal Officer, manages processes and protections around our sensitive data and facilitates compliance with applicable data protection laws, rules, and regulations.
Our Chief Privacy Officer has over 20 years of experience overseeing corporate data privacy and intellectual property policies and procedures. To maintain high levels of awareness and aptitude, all of our employees are required to complete annual trainings regarding current security risks and our InfoSec and privacy policies. Additional education and training are also required for specific groups based on their roles and access within the organization.
Incident Response Plan and Cybersecurity Incident Materiality Assessment Policy
We seek to align with industry-standard cybersecurity frameworks designed to protect our information systems and both Company and customer data from unintentional disclosure, cybersecurity incidents, events, and other threats of varying severity levels. As part of our alignment efforts with these frameworks, we maintain the IRP, which outlines the actions to be taken after identifying an incident that affects or could potentially affect our information systems and the people responsible for managing and overseeing those actions.
Under the IRP, cybersecurity incidents are generally addressed by our Cybersecurity Incident Response Team (“CSIRT”), consisting of our CISO, deputy CISO, director of security operations, senior manager of incident response, and members of the security operations team. Incidents of higher severity are elevated to the CSLT. Under the IRP, if an incident requires the involvement of the CSLT, the CSIRT will regularly update the CSLT on the status of the incident response process. Members of the CSLT primarily, the Chief Operating Officer and CISO, will be responsible for updating the Chief Executive Officer, Audit Committee, and the lead independent director of our Board of Directors. Members of the CSIRT and CSLT, along with the Chief Executive Officer, Audit Committee, and the lead independent director of our Board of Directors regularly participate in cybersecurity incident tabletop exercises and event simulations.
If a materiality assessment is required, an assessment committee consisting of the Chief Financial Officer, Chief Operating Officer, Chief Legal Officer, CISO, and Chief Accounting Officer (and/or their designee) (collectively, the “Assessment Committee”) will consult with the CSIRT and CSLT, as appropriate. The Assessment Committee is responsible for assessing, without unreasonable delay, the materiality of cybersecurity incidents reported to it, determining materiality and any necessary disclosures, and informing our disclosure committee of such determinations. In assessing materiality, the Assessment

Committee will consult with internal and external advisors, as appropriate, and evaluate quantitative and qualitative factors to assess the impact and/or reasonably likely impacts of the cybersecurity incident.
For additional information regarding how cybersecurity threats have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition, see “Risk Factors—”:
•“—Delays, costs, and disruptions that result from upgrading, integrating, and maintaining the security of our information and technology networks and systems could materially adversely affect us,”
•“—If we do not effectively implement our plans to migrate our technology infrastructure to the cloud, we could experience significant disruptions in our operations, which could have a material adverse effect on our results of operations and financial condition,”
•“—Cybersecurity attacks or threats or other unauthorized access or attempts to access to our systems, or those of third parties, have in the past, and may in the future, compromise the security of our systems and otherwise disrupt our normal operations, which could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows,” and
•“—Our independent, third-party authorized dealers may not be able to mitigate certain risks such as information technology and data security breaches, product liability, errors and omissions, and compliance with applicable laws and regulations.”
ITEM 2. PROPERTIES.
We primarily lease our properties through our main operating entity, ADT LLC. As of December 31, 2024, we owned or leased approximately 140 sales and service offices, that are supported by our regional distribution centers, as well as our nationwide network of multi-use sales, customer, and field support locations housing our six UL-listed monitoring centers.
As of December 31, 2024, we leased 1.8 million square feet of space in the U.S. primarily under long-term operating leases with third parties, including 100 thousand square feet for our corporate headquarters in Boca Raton, Florida, which we renewed during 2023 that extended the lease through 2034. We also own 350 thousand square feet of space in the U.S.; however, approximately 100 thousand square feet of that space is currently listed for sale.
We regularly evaluate the suitability, adequacy, productive capacity, and utilization of our existing principal physical properties. A portion of our employees continue to work from home under both permanent and temporary arrangements. Other initiatives, such as our Remote Assistance Program, may also impact our physical property needs in the future as we are able to service more of our customers remotely. We continue to believe our properties are adequately maintained and are suitable for our business as presently conducted.
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
Common Stock - Our Common Stock is listed on the NYSE under the symbol “ADT.”
As of February 20, 2025, the number of stockholders of record of Common Stock was 258, which does not include the number of stockholders who hold our Common Stock through banks, brokers, and other financial institutions.
Class B Common Stock - There is no established public trading market for shares of Class B Common Stock; and Google is, and has been, the only stockholder of record since the stock’s issuance in 2020.
Stock Performance Graph
The following graph compares the cumulative total stockholder return, calculated on a dividend-reinvested basis, assuming that $100 was invested on the last trading day before the beginning of the fifth preceding fiscal year, in each of the following: (i) our Common Stock; (ii) the Standard & Poor’s (“S&P”) 500 Index; and (iii) the S&P North America Consumer Services Index, a peer group. The graph is not, and is not intended to be, indicative of future performance of our Common Stock.

$250
$200
$150
$100
$50
$0
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
ADT Inc.
S&P 500 Index
S&P North America Consumer Services index

Date	ADT Inc.	S&P 500 Index	S&P North America Consumer Services Index
12/31/2020	$101	$118	$107
12/31/2021	$110	$152	$122
12/31/2022	$121	$125	$101
12/31/2023	$93	$158	$133
12/31/2024	$97	$197	$155
The information contained in this section shall not be deemed “soliciting material” or to be “filed” with the SEC or incorporated by reference in future filings with the SEC, or otherwise subject to the liabilities under Section 18 of the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.

Recent Sales of Unregistered Equity Securities
There were no sales of unregistered equity securities during the three months ended December 31, 2024.
Use of Proceeds from Registered Equity Securities
We did not receive any proceeds from sales of registered equity securities during the three months ended December 31, 2024.
Issuer Purchases of Equity Securities
The following table presents repurchases of shares of the Company’s Common Stock during the three months ended December 31, 2024 (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2024 - October 31, 2024	21,000	$7.01	21,000	$109,444
November 1, 2024 - November 30, 2024	—	$—	—	$109,444
December 1, 2024 - December 31, 2024	—	$—	—	$109,444
Total	21,000	$—	21,000	$109,444
_________________
(1)     On October 4, 2024, the Company repurchased and retired 5 million shares of Common Stock at a price per share of $6.40 for an aggregate purchase price of $32 million. On October 30th, 2024, the Company repurchased and retired 16 million shares of Common Stock at a price per share of $7.20 for an aggregate purchase price of $115 million.
Additionally, in December 2024, the Company entered into an agreement to repurchase 15 million shares of Common Stock at a price per share of $6.95 for a total of $104 million. The transaction settled in January 2025, and the Company retired the shares.
Share Repurchase Plan
On January 24, 2024, our Board of Directors announced a share repurchase plan (the “2024 Share Repurchase Plan”), pursuant to which the Company was authorized to repurchase, through late January 2025, up to a maximum aggregate amount of $350 million of shares of the Company's Common Stock under this plan. The 2024 Share Repurchase Plan expired in January 2025.
In February 2025, our Board of Directors announced the 2025 Share Repurchase Plan, pursuant to which the Company is authorized to repurchase, through April 30, 2026, up to a maximum aggregate amount of $500 million of shares of Common Stock. The 2025 Share Repurchase Plan allows the Company to purchase Common Stock from time to time in one or more open market or privately negotiated transactions, including pursuant to Rule 10b5-1 or Rule 10b-18 of the Exchange Act, or pursuant to one or more accelerated share repurchase agreements, subject to certain requirements and other factors.
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
Included below are year-over-year comparisons between 2024 and 2023. The classification of the Solar Business as a discontinued operation during 2024 did not materially change the reported disclosures in the 2023 Annual Report with regard to year-over-year comparisons between 2023 and 2022, except with regard to income tax benefit (expense), as such discussions generally included analysis specific to activities within the Solar segment. For information on year-over-year comparisons between 2023 and 2022, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2023 Annual Report, which was filed with the SEC on February 28, 2024.
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
Unless otherwise noted, the discussions below relate to our continuing operations.
BUSINESS AND BASIS OF PRESENTATION
ADT is a leading provider of security, interactive, and smart home solutions serving residential and small business customers in the U.S. Our mission is to empower people to protect and connect what matters most with safe, smart, and sustainable solutions, delivered through innovative offerings, unrivaled safety, and a premium experience because we believe that everyone deserves to feel safe.
As discussed below, on October 2, 2023, we completed the divestiture of our Commercial Business, and as of June 30, 2024, substantially all operations of the Solar Business had ceased.
All financial information presented in this section has been prepared in U.S. dollars and in accordance with generally accepted accounting principles in the United States of America (“GAAP”), excluding our Non-GAAP measures, and includes the accounts of ADT Inc. and its subsidiaries. All intercompany transactions have been eliminated. As a result of the Commercial Divestiture and ADT Solar Exit, unless otherwise noted, we report current and historical financial and operating information for our one remaining segment.
For a more detailed discussion of our business and basis of presentation, refer to Item 1 “Business” and Note 1 “Description of Business and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in Item 15 “Exhibit and Financial Statement Schedules.”
FACTORS AFFECTING OPERATING RESULTS
The factors described herein could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or key performance indicators.

As of December 31, 2024, we served approximately 6.4 million security monitoring service subscribers. Generally, a significant upfront investment is required to acquire new subscribers, that in turn provide ongoing and predictable recurring revenue generated from our monitoring services and other subscriber-based offerings. Although the economics of an installation may vary depending on the customer type, acquisition channel, and product offering, we generally achieve revenue break-even in approximately two years.
Our results are impacted by the mix of transactions under a Company-owned equipment model versus a customer-owned equipment model (referred to as outright sales), as there are different accounting treatments applicable to each model, as well as the mix, price, and type of offerings sold (see Note 2 “Revenue and Receivables”). The majority of professional installation transactions take place under a Company-owned model, however, beginning in the second quarter of 2024, a growing number of our direct channel new customer adds are outright sales in connection with the national launch of our new ADT+ platform.
As we continue to build our partnership with Google, introduce new or enhance current offerings, and refine our go-to-market approach, we expect to continue to see a shift toward an increasing proportion of outright sales transactions, which will impact results in future periods when those changes occur. In addition, self set-up solutions typically earn lower contractual fees than our professional installation solutions as a result of differences in pricing, offer tactics, and level of services in each channel. However, we believe self set-up customers will allow us to grow our subscriber base through access to the fast-growing DIY market.
The prices we are able to charge for our products and services are impacted by the type and complexity of the offerings that we provide, quality of our products and services; the introduction of additional features and offerings that increase value to the customer; and the microeconomic and macroeconomic environments in which we operate.
Demand for our offerings may be impacted by the (i) overall economic conditions in the geographies in which we operate; (ii) type, price and quality of our offerings compared to those of our competitors; (iii) changes in competition such as from the acquisition, disposition, or exiting of similar businesses by us or our competitors; (iv) overall state of the housing market; (v) perceived threat of crime; (vi) occurrence of significant life events such as the birth of a child or opening of a new business; and (vii) availability of financial incentives provided by insurance carriers.
New customer additions and customer attrition have a direct impact on our financial results, including revenue, operating income, and cash flows. A portion of our recurring customer base can be expected to cancel services each year as customers may choose to terminate or not to renew their contracts for a variety of reasons including, but not limited to, relocation, loss to competition, cost, or service issues. Relocations are sensitive to changes in the residential housing market, and fewer relocations generally lead to improvements in gross customer revenue attrition but fewer new customer additions. Additionally, non-payment disconnects generally increase in a weaker macroeconomic environment. We may experience fluctuations in these or other trends in the future as changes in the general macroeconomic environment or housing market develop.
We have made significant progress toward increasing the variety of our offerings to accommodate increased consumer interest in automated security and other mobile technology applications due to advancements in technology, younger generations of consumers, and shifts to de-urbanization. Advances in technology are also helping us to improve our offerings and reduce certain costs. For example, our Remote Assistance Program provides our customers the ability to troubleshoot and resolve certain service issues, as well as other functions, through a live video stream with our skilled technicians. This provides customers with more options for receiving certain services that best fit their lifestyles while reducing our costs and eliminating thousands of vehicle trips.
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
In addition, hurricanes, wildfires, and other natural disasters impacting certain areas in which we operate may result in service, sales, and installation disruptions to certain of our customers. As such, we evaluate the financial and business impacts these events have or may have in the future. During 2024, we did not experience any material losses related to natural disasters. However, we are currently evaluating any material impacts as a result of the California fires that started in January 2025.

Divestitures
Unless otherwise noted, our results of operations discussed below relate to continuing operations. Refer to Note 4 “Divestitures” in the Notes to Consolidated Financial Statements in Item 15 “Exhibit and Financial Statement Schedules” for further information regarding the ADT Solar Exit and Commercial Divestiture.
ADT Solar Exit
In January 2024, after a strategic review of the business and continued macroeconomic and industry pressures, our Board of Directors approved a plan to fully exit the Solar Business. As of June 30, 2024, substantially all operations of the Solar Business had ceased.
The results of operations and financial position of the Solar Business are classified as discontinued operations in the Company’s Consolidated Statements of Operations and Consolidated Balance Sheets, respectively, for all periods presented. Additionally, the cash flows and comprehensive income (loss) of the Solar Business have not been segregated and are included in the Consolidated Statements of Cash Flows and Consolidated Statements of Comprehensive Income (Loss), respectively.
During the year ended December 31, 2024, we incurred aggregate exit charges of $88 million, which have been recognized within income (loss) from discontinued operations, net of tax, related to (i) $33 million associated with the write-down and disposition of inventory and asset impairments, (ii) $29 million associated with the disposition of the existing installation pipeline, (iii) $13 million associated with employee separation costs, and (iv) $12 million associated with contract termination and other charges.
Additionally, during the year ended December 31, 2024, we paid approximately $22 million in connection with the ADT Solar Exit, primarily related to employee separation and other restructuring costs.
We do not expect the remaining estimated charges and cash expenditures to be material; however, various factors including unknown or unforeseen costs may cause additional charges or cash expenditures to be incurred.
Commercial Divestiture
In October 2023, we divested the Commercial Business and received net proceeds of approximately $1,585 million. We recognized a gain on the sale of approximately $630 million, which is reflected in income (loss) from discontinued operations, net of tax in 2023. During 2024, we paid $21 million related to the settlement of post-closing adjustments.
As applicable, the results of the Commercial Business are reported as a discontinued operation for all periods presented. Additionally, the cash flows and comprehensive income (loss) of the Commercial Business have not been segregated and are included in the Consolidated Statements of Cash Flows and Consolidated Statements of Comprehensive Income (Loss), respectively, for all periods presented.
During 2024, we recorded income associated with the Commercial TSA of $40 million, which is recognized in other income (expense). We do not expect any material income under the Commercial TSA in future periods.
Tax Matters
During 2023, we utilized a significant portion of our net operating losses (“NOLs”) to offset the gain generated from the sale of the Commercial Business. In 2024, we utilized the remaining NOLs and anticipate becoming a federal cash taxpayer in 2025. However, the amounts and timing of payments are uncertain.
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
Other Updates
Google Partnership
During 2023, we launched and began the phased rollout of our proprietary ADT+ app for our self set-up line of DIY smart home security products, including integrated Google Nest offerings. During 2024, we continued the phased rollout of our ADT+ platform across the country, making our next generation hardware and technology available to customers through our proprietary app.
During 2024 and 2023, we were reimbursed $30 million and $40 million, respectively, of the Google Success Funds primarily for certain joint marketing and customer acquisition expenses we incurred.
Refer to Note 13 “Commitments and Contingencies” in the Notes to Consolidated Financial Statements.
State Farm Partnership
Beginning in 2023, certain State Farm customers were able to receive ADT home security products and professional monitoring at a reduced cost as part of the partnership between ADT and State Farm. In addition, through this program, ADT has access to certain State Farm customers, which provide opportunities to reach additional markets.
As of December 31, 2024, the State Farm partnership operated in 17 states in the U.S.
During 2024 and 2023, we used approximately $14 million and $11 million, respectively, of the Opportunity Fund for project initiatives and other costs.
Refer to Note 10 “Equity” and Note 16 “Related Party Transactions” in the Notes to Consolidated Financial Statements.
KEY PERFORMANCE INDICATORS
We evaluate our results using certain key performance indicators, including the operating metrics end-of-period recurring monthly revenue (“RMR”) and gross customer revenue attrition, as well as the non-GAAP measure Adjusted EBITDA. Computations of our key performance indicators may not be comparable to other similarly titled measures reported by other companies.
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
RMR and gross customer revenue attrition, as discussed below, have been recast for prior periods to exclude the former Commercial Business. The definition of these metrics has historically excluded activity related to the Solar Business and as such, these metrics were not impacted by the presentation of the Solar Business as a discontinued operation. Adjusted EBITDA reflects our continuing operations for all periods presented.
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

RESULTS OF OPERATIONS

(in thousands, except as otherwise indicated)	Years Ended December 31,			$ Change
Results of Operations:	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Revenue:
Monitoring and related services	$4,293,477	$4,178,998	$4,053,048	$114,479	$125,950
Security installation, product, and other	604,969	473,826	328,856	131,143	144,970
Total revenue	4,898,446	4,652,824	4,381,904	245,622	270,920
Cost of revenue (excluding depreciation and amortization):
Monitoring and related services	617,386	604,368	596,664	13,018	7,704
Security installation, product, and other	229,728	147,314	102,118	82,414	45,196
Total cost of revenue	847,114	751,682	698,782	95,432	52,900
Selling, general, and administrative expenses	1,476,346	1,347,738	1,348,281	128,608	(543)
Depreciation and intangible asset amortization	1,342,798	1,335,484	1,599,810	7,314	(264,326)
Merger, restructuring, integration, and other	24,124	38,959	9,937	(14,835)	29,022
Operating income (loss)	1,208,064	1,178,961	725,094	29,103	453,867
Interest expense, net	(441,031)	(569,915)	(263,068)	128,884	(306,847)
Loss on extinguishment of debt	(4,802)	(16,621)	—	11,819	(16,621)
Other income (expense)	52,939	11,958	(57,568)	40,981	69,526
Income (loss) from continuing operations before income taxes and equity in net earnings (losses) of equity method investee	815,170	604,383	404,458	210,787	199,925
Income tax benefit (expense)	(195,780)	(160,585)	(87,692)	(35,195)	(72,893)
Income (loss) from continuing operations before equity in net earnings (losses) of equity method investee	619,390	443,798	316,766	175,592	127,032
Equity in net earnings (losses) of equity method investee	—	6,572	(4,601)	(6,572)	11,173
Income (loss) from continuing operations	619,390	450,370	312,165	169,020	138,205
Income (loss) from discontinued operations, net of tax	(118,337)	12,639	(179,502)	(130,976)	192,141
Net income (loss)	$501,053	$463,009	$132,663	$38,044	$330,346

Key Performance Indicators:(1)
RMR	$359,450	$353,064	$341,025	$6,386	$12,039
Gross customer revenue attrition (percentage)	12.7%	12.9%	12.8%	N/A	N/A
Adjusted EBITDA(2)	$2,578,195	$2,481,305	$2,305,032	$96,890	$176,273
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
Revenue, as compared to the prior period, primarily reflects:
•M&S Revenue: higher recurring revenue of $108 million primarily driven by an increase in average prices.
•Security installation, product, and other: (i) an increase in installation revenue of $87 million primarily driven by a higher mix of professionally installed systems at higher average prices in connection with the transition to our ADT+ platform, as well as (ii) an increase in the amortization of deferred subscriber acquisition revenue of $45 million associated with customers under a Company-owned model.
The increase in RMR, as compared to the prior period, was primarily driven by an increase in average prices on new and existing subscribers.
The decrease in gross customer revenue attrition, as compared to the prior period, was primarily driven by a decrease in voluntary and other disconnects, partially offset by higher non-payment disconnects.
Cost of Revenue
Monitoring and related services costs (“M&S Costs”) primarily includes field service and call center costs incurred from providing recurring monthly monitoring and other services. Security installation, product, and other costs primarily includes costs incurred from the installation of our security systems sold in outright sales transactions.
The increase in cost of revenue, as compared to the prior period, primarily reflects an increase in installation and product costs of $82 million primarily due to a higher volume of outright sales transactions as well as an increase in M&S Costs of $13 million primarily due to higher interactive fees and other customer service initiatives, partially offset by lower maintenance costs primarily as a result of the continued growth of our Remote Assistance Program.
Selling, General, and Administrative Expenses (“SG&A”)
The increase in SG&A, as compared to the prior period, was primarily driven by:
•an increase in the allowance for credit losses of $55 million as a result of an increase in customer delinquencies,
•an increase in general and administrative costs of $43 million, which includes a current year charge and a prior year benefit related to legal settlements in an aggregate amount of approximately $37 million, and
•an increase in the amortization of deferred subscriber acquisition costs of $36 million, partially offset by
•a decrease in advertising costs of $26 million as a result of lower media spend.
Depreciation and Intangible Asset Amortization (“D&A”)
D&A remained relatively flat, as compared to the prior period, and included an increase of $35 million in the amortization of customer contracts acquired under our authorized dealer program and from other third parties, partially offset by a decrease of $33 million in the amortization of customer relationship intangible assets primarily related to certain assets acquired as part of the ADT Acquisition that became fully amortized during the first quarter of 2023.
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
The decrease in merger, restructuring, integration, and other, as compared to the prior period, was primarily due to third-party strategic optimization costs incurred during the prior period.

Interest Expense, net
During 2024, the decrease in interest expense, net, as compared to the prior year period, was primarily driven by lower interest expense of $114 million primarily related to lower principal amounts outstanding on our First Lien Term Loan B and the redemption of our First Lien Notes due 2024.
Other Income (Expense)
During 2024, the increase in other income (expense) was primarily due to higher income from the Commercial TSA of $28 million, with the remainder of the change primarily due to the realized gain (loss) on interest rate swaps.
Income Tax Benefit (Expense)
Income tax expense during 2024 was $196 million, resulting in an effective tax rate for the period of 24.0%. The effective tax rate primarily represents the federal statutory rate of 21.0%, state income taxes, net of federal benefits, of 5.4%, and unfavorable impacts from dispositions of 1.2% and permanently non-deductible items of 0.8%, partially offset by favorable impacts from a decrease in unrecognized tax benefits of 4.0%.
Income tax expense during 2023 was $161 million, resulting in an effective tax rate for the period of 26.6%. The effective tax rate primarily represents the federal statutory rate of 21.0%, state income taxes, net of federal benefits, of 6.1%, and an unfavorable impact from permanently non-deductible items of 1.0%, partially offset by favorable impacts from a decrease in unrecognized tax benefits of 1.0% and dispositions of 0.9%.
Income tax expense during 2022 was $88 million, resulting in an effective tax rate for the period of 21.7%. The effective tax rate primarily represents the federal statutory rate of 21.0%, state income taxes, net of federal benefits, of 3.0%, and an unfavorable impact from permanently non-deductible items of 5.1%, partially offset by favorable impacts from federal credits of 2.9%, a decrease in unrecognized tax benefits of 2.3%, and legislative changes of 2.1%.
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

The table below reconciles Adjusted EBITDA to income (loss) from continuing operations:

	Years Ended December 31,			$ Change
(in thousands)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Income (loss) from continuing operations	$619,390	$450,370	$312,165	$169,020	$138,205
Interest expense, net	441,031	569,915	263,068	(128,884)	306,847
Income tax expense (benefit)	195,780	160,585	87,692	35,195	72,893
Depreciation and intangible asset amortization	1,342,798	1,335,484	1,599,810	7,314	(264,326)
Amortization of deferred subscriber acquisition costs	224,647	188,222	154,186	36,425	34,036
Amortization of deferred subscriber acquisition revenue	(346,209)	(301,708)	(235,190)	(44,501)	(66,518)
Share-based compensation expense	48,745	38,626	52,945	10,119	(14,319)
Merger, restructuring, integration, and other(1)	24,124	38,959	9,937	(14,835)	29,022
Unrealized (gain) loss on interest rate swaps(2)	17,996	16,511	—	1,485	16,511
Change in fair value of other financial instruments(3)	—	—	63,396	—	(63,396)
Other, net(4)	9,893	(15,659)	(2,977)	25,552	(12,682)
Adjusted EBITDA (from continuing operations)	$2,578,195	$2,481,305	$2,305,032	$96,890	$176,273
___________________
(1)During 2024 and 2022, primarily relates to restructuring costs. During 2023, primarily includes integration and third-party strategic optimization costs, as well as restructuring costs.
(2)Includes the unrealized gain or loss on interest rate swaps presented in other income (expense).
(3)During 2022, represents the change in fair value of the Forward Contract (refer to Note 10 “Equity”).
(4)During 2023, primarily represents the gain on sale of a business and other investment, partially offset by loss on extinguishment of debt.
The drivers listed below exclude amounts that are outside of our definition of Adjusted EBITDA. Refer to the discussions above under “—Results of Operations” for further details.
The increase was primarily due to:
•higher M&S Revenue, net of the associated costs, of $108 million,
•higher other income of $43 million primarily due to higher income from the Commercial TSA, and
•lower advertising costs of $26 million, partially offset by
•higher provision for credit losses of $55 million and negative impacts from legal settlements of $37 million.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and capital resources, along with our outstanding debt, primarily consist of the following:

(in thousands)	December 31, 2024
Cash and cash equivalents	$96,212
Restricted cash and restricted cash equivalents	$107,853
Availability under First Lien Revolving Credit Facility	$800,000
Uncommitted available borrowing capacity under 2020 Receivables Facility	$142,099
Carrying amount of total debt outstanding	$7,707,073
Liquidity
We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our first lien revolving credit facility (the “First Lien Revolving Credit Facility”) and the 2020 Receivables Facility, and the issuance of equity and/or debt securities as appropriate given market conditions. Our future cash needs are expected to include cash for operating activities, working capital, capital expenditures, principal and interest payments on our debt, expected dividend payments to our stockholders, potential share repurchases under a share repurchase plan, and other business initiatives as they arise.
Our principal liquidity requirements are to finance current operations, invest in acquiring and retaining customers, purchase property and equipment, service our debt, invest in our information technology infrastructure, and return money to shareholders through dividends and share repurchases.

Our liquidity requirements are primarily funded by our cash flows from operations. Cash inflows primarily include cash received from customers related to monthly recurring revenue from providing monitoring and other services, as well as cash from the sale and installation of our security systems. Cash outflows primarily relate to providing services to our customers, general and administrative costs, certain costs associated with acquiring new customers, interest payments, and taxes.
We are a highly leveraged company with significant debt service requirements and have both fixed-rate and variable-rate debt. We also entered into interest rate swaps to manage interest on our debt.
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
We are closely monitoring the impact of any inflationary pressures and changes in interest rates on our cash position. However, we believe our cash position, borrowing capacity available under our First Lien Revolving Credit Facility and 2020 Receivables Facility, and cash provided by operating activities are, and will continue to be, adequate to meet our operational and business needs in the next twelve months, as well as our long-term liquidity needs.
In addition, in 2023, we entered into a Receivables Financing Agreement with Mizuho Bank, Ltd. (the “Solar Receivables Financing Agreement”), which, among other things, provided for an uncommitted revolving loan facility in the aggregate principal amount of up to $300 million, which loans are secured by substantially all the assets of ADT Solar Finance LLC (“ADT Solar Finance”) (the “Solar Receivables Facility”). The Solar Receivables Facility expired in August 2024 with no amounts borrowed.
Material Cash Requirements
Our cash requirements within the next twelve months primarily include current maturities and interest on our long-term debt and leases, accounts payable and other current liabilities, purchase commitments and other obligations entered into in the ordinary course of business, and dividends on our common stock.
As of December 31, 2024, our significant short-term and long-term cash requirements, excluding cash required for operations, under our various contractual obligations and commitments primarily included:
•Debt principal – As of December 31, 2024, our expected future debt principal payments, excluding finance leases, totaled approximately $7.8 billion, with $170 million due in 2025 primarily related to payments on our 2020 Receivables Facility and the required quarterly principal payments on our First Lien Term Loan B due 2030.
As of December 31, 2024, our next debt maturity will occur in April 2026 with respect to the remaining outstanding balance of $1.35 billion of our First Lien Notes due 2026. On February 7, 2025, we issued a notice of partial redemption for $500 million of the First Lien Notes due 2026.
Refer to Note 7 “Debt” for further details of our debt and the timing of expected future principal payments.
•Interest payments – Future interest payments on our fixed-rate debt are based on the contractual terms. Future interest payments on our variable-rate debt and the effects of our interest rate swaps are based on SOFR, plus the applicable margin in effect as of December 31, 2024.
During 2024, we paid net cash interest of $372 million, including interest on interest rate swaps presented outside of operating activities. As of December 31, 2024, our expected future interest payments related to our debt and interest rate swap contracts totaled approximately $1.6 billion, with approximately $354 million due in 2025. Additionally, we expect to incur annual interest payments of approximately $310 - $325 million during each of the years 2026 - 2027 and approximately $195 - $240 million during each of the years 2028 and thereafter.
•Leases – As of December 31, 2024, our expected future operating and finance lease payments, including interest, totaled $192 million, with $54 million due in 2025.
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
As of December 31, 2024, our contractual obligations entered into in the ordinary course of business, including agreements that are enforceable and legally binding and have a remaining term in excess of one year, totaled approximately $561 million, with approximately $367 million expected to be paid in 2025.
These amounts include a commitment with one of our vendors to purchase at least $172 million of security system equipment and components through December 2025. This commitment is also satisfied through purchases made by the Company’s dealer network.
In addition, as of December 31, 2024, we had outstanding purchase orders of approximately $143 million primarily related to direct materials and information technology and marketing services, which are expected to be materially satisfied in 2025.
Refer to Note 13 “Commitments and Contingencies” for the amounts and timing of such payments.
•Google agreements – The Google Commercial Agreement requires us and Google to each contribute $150 million toward certain joint commercial efforts. Additionally, during 2022 we entered into the Google Commercial Agreement Amendment in which Google agreed to commit an additional $150 million. While the timing of these contributions is still uncertain, we expect to contribute the majority of our $150 million commitment under the Google Commercial Agreement by the end of 2026. During 2024 and 2023, $30 million and $40 million, respectively, of the Google Success Funds were reimbursed to the Company primarily for certain joint marketing expenses and customer acquisition costs incurred by the Company, substantially all of which was reflected as a reduction of advertising costs.
In addition, under the Google Cloud Agreement Addendum, the Company is obligated to make purchases from Google totaling $200 million over a seven-year period (through December 2030), with an aggregate of $35 million in the first two years, an aggregate of $65 million in the next two years after that, and an aggregate of $100 million in the last three years of the commitment. As of December 31, 2024, we are on track to meet these commitments.
•State Farm Opportunity Fund – Pursuant to the State Farm Development Agreement, State Farm committed up to $300 million to fund product and technology innovation, customer growth, and marketing initiatives. Upon the Closing of the State Farm Strategic Investment, we received $100 million of such commitment from State Farm, which is restricted until we use the funds for investment, as agreed upon with State Farm, in accordance with the State Farm Development Agreement. During 2024 and 2023, payments made from the Opportunity Fund were $14 million and $11 million, respectively.
•Customer account purchases – Our indirect channel customers are generated mainly through our ADT Authorized Dealer Program. As opportunities arise, we may engage in selective third-party account purchases, which typically involve the purchase of a set of customer accounts from other security service providers. For example, we paid initial cash at closings of $81 million and $89 million for customer accounts from third parties during 2024 and 2023, respectively.
•Taxes – During 2025, we expect to become a federal cash taxpayer. However, we are currently unable to determine the exact amount or timing of these payments.
In addition, we have $25 million of unrecognized tax benefits, excluding interest and penalties, related to various tax positions we have taken. These liabilities may increase or decrease over time primarily as a result of tax examinations, and given the status of the examinations, we cannot reliably estimate the period of any cash settlement with the respective taxing authorities.
Refer to Note 9 “Income Taxes” for further details.
•Dividends – Stockholders are entitled to receive dividends when, as, and if declared by our Board of Directors out of funds legally available for that purpose. On February 27, 2025, we announced a dividend of $0.055 per share to holders of Common Stock and Class B Common Stock of record on March 13, 2025, which will be distributed on or about April 3, 2025.
Refer to Note 10 “Equity” for further details on dividends declared and paid during 2024 and 2023.

•Share repurchases – In February 2025, our Board of Directors announced the 2025 Share Repurchase Plan, pursuant to which the Company is authorized to repurchase, through April 30, 2026, up to a maximum aggregate amount of $500 million of shares of Common Stock.
As of the date of this 2024 Annual Report, the Company has not made any repurchases under the 2025 Share Repurchase Plan.
•Off-balance sheet arrangements – As of December 31, 2024, we had guarantees primarily related to standby letters of credit on our insurance programs totaling $74 million.
In February 2025, $21 million of our guarantees were relinquished.
We do not have any other arrangements giving rise to material obligations that are not reported in our consolidated balance sheets, as described in Item 303 of SEC Regulation S-K.
Cash Flow Analysis
The following table is a summary of our cash flow activity for the periods presented:

	Years Ended December 31,			$ Change
(in thousands)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Net cash provided by (used in):
Operating activities	$1,884,899	$1,657,726	$1,887,920	$227,173	$(230,194)
Investing activities	$(1,295,428)	$242,493	$(1,532,784)	$(1,537,921)	$1,775,277
Financing activities	$(515,356)	$(2,143,849)	$(14,833)	$1,628,493	$(2,129,016)
The discussion below includes cash flows from both continuing operations and discontinued operations consistent with the presentation on the Statements of Cash Flows.
Cash Flows from Operating Activities
The increase in net cash provided by operating activities for 2024 compared to 2023 was primarily due to a decrease in cash interest of $149 million primarily related to reduced principal balances on our debt, the benefit of lower outflows in the current year related to our former Solar Business, and improved operating performance. This increase was partially offset by the benefit received in the prior period associated with the results of the former Commercial Business as well as a current year outflow and prior year inflow related to legal settlements.
The remainder of the activity related to changes in assets and liabilities due to the volume and timing of other operating cash receipts and payments with respect to when the transactions are reflected in earnings. Refer to the discussions above under “—Results of Operations” for further details.
Cash Flows from Investing Activities
The change in net cash used in investing activities for 2024 compared to 2023 was primarily due to sales of businesses in the amount of $1,627 million, primarily related to the Commercial Divestiture in 2023. In addition, subscriber system assets expenditures decreased by $107 million due to a lower volume of transactions including those under a Company-owned model.

Cash Flows from Financing Activities
The decrease in net cash used in financing activities for 2024 compared to 2023 was primarily due to:
•lower net repayments of $1,977 million primarily related to the partial redemptions in 2023 of our First Lien Term Loan B due 2026 and ADT Notes due 2024,
•share repurchases during 2024 of $241 million,
•a decrease in net proceeds under the 2020 Receivables Facility of $109 million primarily due to net repayments during 2024 as compared to net proceeds in 2023, and
•an increase in dividend payments of $54 million due to an increase in our quarterly dividend during 2024.
During 2024, both the proceeds and repayments of long-term borrowings on the Consolidated Statements of Cash Flows include the impact of $704 million from the refinancings of the First Lien Term Loan B due 2026.
During 2023, both the proceeds and repayments of long-term borrowings on the Consolidated Statements of Cash Flows include the impact of $230 million from the October refinancing of the First Lien Term Loan B due 2026.
Long-Term Debt
As of December 31, 2024, our debt (excluding finance leases and any deferred financing costs, discounts, premiums, or fair value adjustments) consisted of the following (in thousands):

Debt Description	Issued	Maturity	Interest Rate	Interest Payable	Principal
First Lien Term Loan B due 2030	10/13/2023	10/13/2030	Term SOFR +2.00%	Quarterly	$1,984,090
First Lien Notes due 2026	4/4/2019	4/15/2026	5.750%	3/15 and 9/15	1,350,000
First Lien Notes due 2027	8/20/2020	8/31/2027	3.375%	6/15 and 12/15	1,000,000
First Lien Notes due 2029	7/29/2021	8/1/2029	4.125%	2/1 and 8/1	1,000,000
Second Lien Notes due 2028	1/28/2020	1/15/2028	6.250%	1/15 and 7/15	1,300,000
ADT Notes due 2032	5/2/2016	7/15/2032	4.875%	1/15 and 7/15	728,016
ADT Notes due 2042	7/5/2012	7/15/2042	4.875%	1/15 and 7/15	21,896
2020 Receivables Facility	3/5/2020	11/20/2029	Various	Monthly	407,901
Total					$7,791,903
Refer to Note 7 “Debt” for further details of our debt agreements, including interest rates, covenants, and other descriptions of these agreements.
First Lien Credit Agreement
Our first lien credit agreement dated as of July 1, 2015 (together with subsequent amendments and restatements, the “First Lien Credit Agreement”) consists of a term loan facility (the “First Lien Term Loan B due 2030,” and prior to October 2023, the “First Lien Term Loan B due 2026”) and a first lien revolving credit facility (the “First Lien Revolving Credit Facility”).
Below is a summary of key events related to the First Lien Credit Agreement since 2023:
•October 2023 - We redeemed approximately $1.3 billion of the First Lien Term Loan B due 2026 using net proceeds from the Commercial Divestiture.
•October 2023 - We amended and restated the First Lien Credit Agreement to refinance the remaining outstanding balance of the First Lien Term Loan B due 2026 with a new $1,375 million 7-year term First Lien Term Loan B due 2030.
•April 2024 - We amended and restated the First Lien Credit Agreement, which reduced the interest rate on the First Lien Term Loan B due 2030 from Term SOFR +2.50% to Term SOFR +2.25%.

•May 2024 - We amended and restated the First Lien Credit Agreement, which included the exchange of $143 million principal amount of loans under the Company’s Term Loan A Facility for its First Lien Term Loan B due 2030. In addition, later that month, the Company further amended and restated the First Lien Credit Agreement, pursuant to which the Company incurred an additional $474 million of outstanding principal under the First Lien Term Loan B due 2030 with the proceeds used to pay off the remaining outstanding balance of the Company’s Term Loan A Facility.
•October 2024 - We amended and restated the First Lien Credit Agreement to extend the maturity date of the First Lien Revolving Credit Facility to October 2029, subject to a springing maturity of 91 days prior to the maturity date of certain long-term indebtedness if, as of such date, the outstanding principal amount of such indebtedness exceeds $350 million, and obtain an additional $225 million of First Lien Revolving Credit Facility commitments. After giving effect to the amendment, the aggregate amount of commitments under the First Lien Revolving Credit Facility is $800 million. Borrowings under the First Lien Revolving Credit Facility bear interest at a rate equal to either (a) Term SOFR with a floor of zero or (b) a base rate (“Base Rate”) determined by reference to the highest of (i) the federal funds rate plus 0.50% per annum, (ii) the rate of interest per annum last quoted by The Wall Street Journal as the “Prime Rate” in the United States and (iii) the one-month adjusted term SOFR plus 1.00% per annum, in each case, plus an applicable margin of 2.00% per annum for Term SOFR loans and 1.00% per annum for Base Rate loans, subject to two step-downs based on certain specified net first lien leverage ratios. In addition, the amendment reduced the commitment fee in respect of the First Lien Revolving Credit Facility to 0.30% per annum in respect of the unutilized commitments thereunder, subject to two step-downs based on certain specified net first lien leverage ratios.
•December 2024 - We amended and restated the First Lien Credit Agreement, which reduced the interest rate on the First Lien Term Loan B due 2030 from Term SOFR +2.25% to Term SOFR +2.00%.
In addition, during 2024, we borrowed and repaid $365 million under the First Lien Revolving Credit Facility.
We are required to make scheduled quarterly principal payments on the First Lien Term Loan B due 2030, with the remaining balance payable at maturity. We may make voluntary prepayments on the First Lien Term Loan B due 2030 at any time prior to maturity at par. Additionally, based on certain specified net first lien leverage ratios, we may be required to make annual prepayments on the outstanding First Lien Term Loan B due 2030 with a percentage of our excess cash flow, as defined in the First Lien Credit Agreement, if our excess cash flow exceeds a certain specified threshold, which is 0% if our net first lien leverage ratio is less than or equal to 2.20 to 1.00. As of December 31, 2024, we were not required to make any annual prepayments based on our excess cash flow.
In addition, we are required to pay a commitment fee between 0.20% and 0.30% (determined based on a net first lien leverage ratio) with respect to the unused commitments under the First Lien Revolving Credit Facility.
On February 7, 2025, the Company issued a notice of partial redemption for $500 million of the First Lien Notes due 2026, which will be redeemed on March 9, 2025. Prior to the issuance of such notice, certain lenders provided commitments that they will fund a new $600 million first lien seven-year term loan facility. The closing of this new facility, which remains subject to market and other customary conditions, is expected to occur on or around March 7, 2025. The Company intends to use proceeds of this new facility for the partial redemption of the First Lien Notes due 2026 among other general corporate purposes.
Term Loan A Facility
In March and June 2023, we borrowed aggregate principal amounts of $600 million and $50 million, respectively, of term loans under a senior secured term loan A facility (the “Term Loan A Facility”) and used the proceeds to redeem $650 million of the ADT Notes due 2023 (defined below).
In May 2024, we exchanged $143 million of loans under our Term Loan A Facility for our First Lien Term Loan B due 2030. In addition, later that month, we redeemed the remaining outstanding principal balance of $474 million of our Term Loan A Facility, excluding accrued and unpaid interest, using proceeds under the First Lien Term Loan B due 2030, as discussed above. As a result, the Term Loan A Facility has been terminated.

First Lien Notes due 2024
As of December 31, 2024, we had fully redeemed the 5.250% first-priority senior secured notes due 2024 (the “First Lien Notes due 2024”) as a result of the following transactions:
•May 2023 - We redeemed $150 million principal amount of the outstanding First Lien Notes due 2024 for a redemption price of $150 million, excluding accrued and unpaid interest, using cash on hand.
•December 2023 - We redeemed $500 million principal amount of the outstanding First Lien Notes due 2024 for a redemption price of $500 million, excluding accrued and unpaid interest, using remaining net proceeds from the Commercial Divestiture and cash on hand.
•April 2024 - We redeemed the remaining outstanding principal balance of $100 million of the First Lien Notes due 2024 for a redemption price of $100 million, excluding accrued and unpaid interest, using proceeds from the Company’s First Lien Revolving Credit Facility.
First Lien Notes due 2026
The 5.750% first-priority senior secured notes due 2026 (the “First Lien Notes due 2026”) are due at maturity, and may be redeemed, in whole or in part, at any time at a make-whole premium plus accrued and unpaid interest to, but excluding, the redemption date.
Additionally, upon the occurrence of specified change of control events, we must offer to repurchase the First Lien Notes due 2026 at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the purchase date.
The indenture governing the First Lien Notes due 2026 also provides for customary events of default.
As discussed above, on February 7, 2025, the Company issued a notice of partial redemption for $500 million of the First Lien Notes due 2026, which will be redeemed on March 9, 2025.
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
Second Lien Notes due 2028
The 6.250% second-priority senior secured notes due 2028 (the “Second Lien Notes due 2028”) are due at maturity and may be redeemed at our option, in whole at any time or in part from time to time, at a redemption price equal to 100% (after January 15, 2025) of the principal amount of the Second Lien Notes due 2028 redeemed and accrued and unpaid interest as of, but excluding, the redemption date.
Additionally, upon the occurrence of specified change of control events, we must offer to repurchase the Second Lien Notes due 2028 at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the purchase date.
The indenture governing the Second Lien Notes due 2028 also provides for customary events of default.
ADT Notes
During 2023, the Company redeemed the then outstanding ADT Notes due 2023. The remaining outstanding ADT Notes due 2032 and ADT Notes due 2042 (collectively, the “ADT Notes”) are due at maturity, and may be redeemed, in whole at any time or in part from time to time, at a redemption price equal to the principal amount of the notes to be redeemed, plus a make-whole premium, plus accrued and unpaid interest as of, but excluding, the redemption date.
Additionally, upon the occurrence of specified change of control events, the Company must offer to repurchase the ADT Notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the purchase date.
The indentures governing the ADT Notes also provide for customary events of default.
Below is a summary of key events related to the ADT Notes due 2023 since 2023:
•March 2023 - The Company used the proceeds from the Closing Date Term Loan A Loans to redeem $600 million outstanding principal amount of the ADT Notes due 2023 for a total redemption price of $600 million, excluding any accrued and unpaid interest.
•June 2023 - The Company redeemed the remaining outstanding principal amount of $100 million for a total redemption price of $100 million using $50 million of proceeds from the Incremental Term Loan A Loans and the remaining from cash on hand.
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
Below is a summary of significant amendments to the 2020 Receivables Facility since 2023:
•March 2023 - Increased the borrowing capacity from $400 million to $500 million and extended the uncommitted revolving period from May 2023 to March 2024, among other things.
•March 2024 - The Company amended the agreement governing the 2020 Receivables Facility, pursuant to which the uncommitted revolving period was extended from March 2024 to April 2024.
•April 2024 - The Company further amended the agreement governing the 2020 Receivables Facility, pursuant to which, among other things, the borrowing capacity was increased from $500 million to $550 million and the uncommitted revolving period was extended from April 2024 to April 2025. In addition, proceeds and repayments from the receivables facility include the impact of $32 million from the amendments described above.

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
Proceeds and repayments under the 2020 Receivables Facility since 2023 were as follows:
•2024: Proceeds of $229 million and repayments of $257 million.
•2023: Proceeds of $282 million and repayments of $200 million.
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
As of December 31, 2024, we were in compliance with all financial covenant and other maintenance tests for all our debt obligations, and we do not believe there is a material risk of future noncompliance with our financial covenant and other maintenance tests.
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
Revenue Recognition
We generate revenue through contractual monthly recurring fees received for monitoring and related services provided to customers as well as the sale and installation of security systems. Prior to the ADT Solar Exit, we also generated revenue through the sale and installation of solar systems. We allocate the transaction price to each performance obligation in contracts with our customers using estimates of standalone selling price. We use judgment to determine the standalone selling prices for our performance obligations. If a standalone selling price is not directly observable, we may use other observable internal and external pricing, profitability, and certain operational metrics.
Estimated Life of Customer Relationships
A significant portion of our depreciation and amortization is based on the expected life of our customer relationships. We periodically perform lifing studies to (i) estimate the expected life of our customer relationships and the attrition pattern of our customers; (ii) establish the amortization rates of our customer account pools discussed below in order to reflect the pattern of future economic benefit; and (iii) assess the continued reasonableness of our existing depreciation and amortization policies.

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
Subscriber System Assets and Deferred Subscriber Acquisition Costs - Subscriber system assets and any related deferred subscriber acquisition costs are accounted for on a pooled basis based on the month and year of acquisition. We depreciate and amortize these assets using an accelerated method over the estimated life of the customer relationship, which is 15 years, using an average declining balance rate of approximately 250% that converts to straight-line methodology when the resulting charge is greater than that from the accelerated method. This results in an average charge of approximately 55% of the pool within the first five years, 25% within the second five years, and 20% within the final five years.
Customer Account Purchases - Purchases of contracts with customers under the ADT Authorized Dealer Program, or from other third parties, are considered asset acquisitions and are recognized based on the cost to acquire the assets, which may include cash consideration, non-cash consideration, contingent consideration, and directly-attributable transaction costs. These assets are accounted for on a pooled basis based on the month and year of acquisition. Based on the results of our lifing studies, we amortize our pooled contracts with customers using an accelerated method over the estimated life of the customer relationship, which is generally 15 years using an average declining balance rate of approximately 300% that converts to straight-line methodology when the resulting amortization charge is greater than that from the accelerated method. This results in an average amortization of approximately 65% of the pool within the first five years, 25% within the second five years, and 10% within the final five years.
The accelerated methods and estimated lives used to calculate depreciation and amortization expense have not changed during the periods presented. Additionally, these estimates remain relatively consistent year over year due to the large and homogenous nature of our customer pools. Significant changes in our business model, such as a reduction in the number of customers under multi-year contracts, or a prolonged shift in our attrition patterns, could impact the expected life of our customer relationships.
Goodwill
Goodwill and indefinite-lived intangible assets (as discussed below) are not amortized and are tested for impairment at least annually as of the first day of the fourth quarter of each year and more often if an event occurs or circumstances change which indicate it is more-likely-than-not that fair value is less than carrying amount. Under a qualitative approach, we assess whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying amount. Under a quantitative approach, we estimate the fair value of a reporting unit and compare it to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized.
On October 1, 2024, we completed our annual goodwill impairment test by qualitatively testing the goodwill assigned to the Company’s reporting unit. Based on the results of the qualitative test, we concluded that it is more likely than not that the fair value of the Company’s reporting unit exceeds its carrying value and no impairment was recognized.
In prior years’ quantitative impairment tests, we estimated the fair value of the reporting unit using the income approach, which discounts projected cash flows using market participant assumptions. The income approach includes significant assumptions including, but not limited to, forecasted revenue, operating profit margins, Adjusted EBITDA margins, operating expenses, cash flows, perpetual growth rates, and discount rates. In developing these assumptions, we rely on various factors including operating results, business plans, economic projections, anticipated future cash flows, and other market data.
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
The Company previously recorded goodwill impairment charges associated with the Solar reporting unit, which are now presented in income (loss) from discontinued operations, net of tax.

Indefinite-Lived Intangible Assets
As of December 31, 2024, our only indefinite-lived intangible asset is the ADT trade name, which has a carrying value of $1.3 billion. The ADT trade name was acquired in connection with the ADT Acquisition in May 2016. When performing a quantitative impairment test, the fair value of the ADT trade name is determined using a relief from royalty method, which is an income approach that estimates the cost savings that accrue to us that we would otherwise have to pay in the form of royalties or license fees on revenue earned through the use of the asset. The utilization of the relief from royalty method requires us to make significant assumptions including revenue growth rates, the implied royalty rate, and the discount rate.
We performed a quantitative impairment test over the ADT trade name as of October 1, 2024 and 2023, and the fair value of the ADT trade name substantially exceeded its carrying value as of each testing date. In connection with our quantitative impairment test, we perform a sensitivity analysis on the key assumptions used to determine the fair value of the ADT trade name. During the periods presented, the results of our sensitivity analysis did not have a material impact on the conclusions reached.
We may, in future periods, perform a qualitative testing approach, where we assess whether it is more-likely-than-not that the ADT trade name’s fair value is less than its carrying amount.
Business Combinations
We account for the acquisitions of businesses using the acquisition method of accounting. The assets acquired and liabilities assumed in connection with business acquisitions are recorded at the date of acquisition at their estimated fair values, with any excess of the purchase price over the estimated fair values of the net assets acquired recorded as goodwill.
We use various methods to determine fair value depending on the type of assets acquired and liabilities assumed. We make estimates and assumptions about projected future cash flows including, but not limited to, forecasted revenue, Adjusted EBITDA margins, operating expenses, cash flows, perpetual growth rates, and discount rates.
Significant judgment is required in estimating the fair value of assets acquired and liabilities assumed and in assigning useful lives to certain definite-lived intangible and tangible assets. Accordingly, we may engage third-party valuation specialists to assist in these determinations. The fair value estimates are based on information available as of the acquisition date and assumptions deemed reasonable by management but are inherently uncertain.
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
During 2024, 2023, and 2022, other definite-lived intangible assets acquired in business acquisitions were not material, and we have not recorded any material measurement period adjustments to purchase price allocations.
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
In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including our past operating results, the existence of cumulative losses in the most recent years, and our forecast of future taxable income. In estimating future taxable income, we develop assumptions related to the amount of future pre-tax operating income, the timing and amount of the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage our underlying businesses.
We recognize positions taken or expected to be taken in a tax return in the consolidated financial statements when it is more-likely-than-not that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit with greater than 50% likelihood of being realized upon ultimate settlement. We record liabilities for positions that have been taken but do not meet the more-likely-than-not recognition threshold. We adjust the liabilities for unrecognized tax benefits in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a change to the estimated liabilities, along with impacts to the effective tax rate and cash tax.
Refer to Note 9 “Income Taxes” for details on our valuation allowances and unrecognized tax benefits.
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
Interest Rate Risk
We manage interest rate exposure on our variable-rate debt through interest rate swap contracts. As of December 31, 2024, the principal balance of our debt, excluding finance leases, that was subject to a variable-rate was approximately 0% (including the impact of interest rate swaps) and approximately 30% (excluding the impact of interest rate swaps) of the total carrying amount of our debt.
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
The impact of a hypothetical 10% change in interest rates on the fair value of our long-term debt (excluding finance leases) and interest rate swap contracts would be:

	As of December 31,
	2024		2023
Long-term debt (excluding finance leases):
Carrying amount	$7.6	billion	$7.8	billion
Fair value(1)	$7.6	billion	$7.7	billion
Fair value impact of hypothetical 10% change in interest rates	$156	million	$193	million
Interest rate swap contracts:
Notional value	$3.8	billion	$3.8	billion
Fair value - net asset / liability(2)	$109	million	$145	million
Fair value impact of hypothetical 10% change in interest rates	$18	million	$33	million
__________________
(1)     Fair value of long-term debt is based on the implied yield from broker-quoted market prices. The carrying amounts of debt outstanding, if any, under the Company’s revolving credit facility and receivables facility approximate fair values as interest rates on these borrowings approximate current market rates.
(2)     Fair value of interest rate swaps contracts is based on discounted cash flow analyses and was in a net asset position as of December 31, 2024 and 2023.
Refer to Note 7 “Debt” and Note 8 “Derivative Financial Instruments” for details on our debt and interest rate swaps, respectively.
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and those criteria, our management determined that our internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part IV of this Annual Report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in our management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the three months ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During 2023, ADT began a multi-year IT transformation project by which we are migrating much of ADT’s infrastructure to the cloud. The initiative includes certain aspects of our customer relationship management and enterprise resource planning systems. In 2024, we nationally launched our customer relationship management system for our residential pro-install customers, which resulted in changes to our processes and procedures as well as to our ICFR; however, we concluded that this launch has not currently materially affected our ICFR. In addition, we began the transition to our new enterprise resource planning system during 2024. This transition will be completed in phases over multiple years.
ITEM 9B. OTHER INFORMATION.
During the quarter ended December 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not Applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item 10 “Directors, Executive Officers and Corporate Governance” is incorporated herein by reference from our Proxy Statement for the 2025 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC within 120 days after our fiscal year end of December 31, 2024.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2024 with respect to shares of Common Stock issuable under our equity compensation plans. Both the 2016 Equity Incentive Plan (the “2016 Plan”) and the 2018 Omnibus Incentive Plan (the “2018 Plan”) provide for the award of stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”), and other equity and equity-based awards to our Board of Directors, officers, and non-officer employees. There are no shares of Class B Common Stock issuable under our equity compensation plans.

	Equity Compensation Plans
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders:
2016 Equity Incentive Plan(1)	1,933,105	$6.05	2,870,032
2018 Omnibus Incentive Plan(2)	42,127,494	$6.97	45,587,230
Total	44,060,599		48,457,262
_________________
(1)Column (a) includes approximately 1 million shares of Common Stock that may be issued upon the exercise of service-based stock options and 1 million shares of Common Stock that may be issued upon the exercise of performance-based stock options.
We do not expect to issue additional share-based compensation awards under the 2016 Plan.
(2)Column (a) includes approximately (i) 25 million shares of Common Stock that may be issued upon the exercise of service-based stock options, (ii) 8 million shares of Common Stock that may be issued upon the exercise of performance-based stock options and (iii) 8 million shares of Common Stock that may be issued upon the vesting of service-based RSUs.
The weighted-average exercise price in column (b) is inclusive of outstanding RSUs, which results in the issuance of shares for no consideration. Excluding RSUs, the weighted-average exercise price is equal to $9.03.
Column (c) includes an additional 50 million shares that were authorized for issuance during 2024 as disclosed on Form S-8 filed with the SEC on February 14, 2025.

Apollo Margin Loan Agreement
As of October 3, 2019, certain investment funds directly or indirectly managed by Apollo (the “Apollo Funds”), informed the Company that they have pledged all of their shares of the Company’s Common Stock, which as of December 31, 2024, amounted to 359,150,366 shares, pursuant to a margin loan agreement and related documentation, as thereafter amended from time to time, on a non-recourse basis. Additionally, the loan to value ratio of the margin loan was equal to approximately 28.7%. The margin loan agreement contains customary default provisions and that in the event of a default under the margin loan agreement the secured parties may foreclose upon any and all shares of the Company’s Common Stock pledged to them.
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
3. Exhibits
The exhibits listed on the accompanying Index to Exhibits are filed/furnished or incorporated by reference as part of this Annual Report on Form 10-K.
Index to Exhibits
The information required by this Item is set forth on the exhibit index below.

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	Exhibit	Filing Date
2.1^	Share Purchase Agreement, dated September 30, 2019, among ADT Security Holdings Canada Ltd., ADT Inc., and TELUS Communications Inc.	8-K	2.1	10/1/2019
2.2	Purchase Agreement, dated November 8, 2021, by and among The ADT Security Corporation, Compass Solar Group, LLC, MGG SPV VIII LLC, MGG SPV VII LLC, Compass Group Management, LLC, the Company Members party thereto, the Blocker Members party thereto, and ADT Inc.	10-K	2.2	3/1/2022
2.3	Equity Purchase Agreement, dated as of August 7, 2023, among ADT Inc., Iris Buyer LLC and Fire & Security Holdings, LLC	8-K	2.1	8/8/2023
3.1	Amended and Restated Certificate of Incorporation of ADT Inc.	8-K	3.1	9/17/2020
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of ADT Inc.	10-Q	3.1	8/1/2024
3.3	Amended and Restated Bylaws of ADT Inc.	8-K	3.1	9/18/2023
4.1	Indenture, dated as of July 5, 2012, by and between The ADT Corporation and Wells Fargo Bank, National Association	S-1	4.1	12/21/2017
4.2	Third Supplemental Indenture, dated as of July 5, 2012, by and among The ADT Corporation, Tyco International Ltd. and Wells Fargo Bank, National Association	S-1	4.4	12/21/2017
4.3	Fourth Supplemental Indenture, dated as of January 14, 2013, by and between The ADT Corporation and Wells Fargo Bank, National Association	S-1	4.5	12/21/2017
4.4	Sixth Supplemental Indenture, dated as of April 8, 2016, under 2012 Base Indenture, by and among The ADT Corporation, the guarantors party thereto and the Wells Fargo Bank, National Association	S-1	4.7	12/21/2017
4.5	Seventh Supplemental Indenture, dated as of April 22, 2016, under 2012 Base Indenture, by and among The ADT Corporation, the guarantors party thereto and the Wells Fargo Bank, National Association	S-1	4.8	12/21/2017
4.6	Eighth Supplemental Indenture, dated as of May 2, 2016, under 2012 Base Indenture, by and among Prime Finance, Inc., The ADT Corporation and the Wells Fargo Bank, National Association	S-1	4.9	12/21/2017
4.7	Ninth Supplemental Indenture, dated as of November 15, 2017, under 2012 Base Indenture, by and among The ADT Security Corporation, DataShield, LLC and Wells Fargo Bank, National Association	10-K	4.10	3/11/2019
4.8	Twelfth Supplemental Indenture, dated as of January 7, 2019, under 2012 Base Indenture, by and among The ADT Security Corporation, the guarantors party thereto and Wells Fargo Bank, National Association	10-K	4.13	3/11/2019
4.9	Fifteenth Supplemental Indenture, dated as of November 14, 2019, under 2012 Base Indenture, by and among The ADT Security Corporation, I-View Now LLC and Wells Fargo Bank, National Association	10-K	4.16	3/10/2020

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	Exhibit	Filing Date
4.10	Indenture, dated as of May 2, 2016, by and between Prime Security One MS, Inc. and the Wells Fargo Bank, National Association	S-1	4.14	12/21/2017
4.11	First Supplemental Indenture, dated as of May 2, 2016, by and among The ADT Corporation, the guarantors party thereto and the Wells Fargo Bank, National Association	S-1	4.15	12/21/2017
4.12	Second Supplemental Indenture, dated as of August 9, 2016, by and between The ADT Corporation, the Notes Guarantors and Wells Fargo Bank, National Association	S-1	4.18	12/21/2017
4.13	Third Supplemental Indenture, dated as of November 15, 2017, by and among The ADT Security Corporation, DataShield, LLC and Wells Fargo Bank, National Association	10-K	4.27	3/11/2019
4.14	Sixth Supplemental Indenture, dated as of January 7, 2019, by and among The ADT Security Corporation, the guarantors party thereto and Wells Fargo Bank, National Association	10-K	4.30	3/11/2019
4.15	Ninth Supplemental Indenture, dated as of November 14, 2019, by and among The ADT Security Corporation, I-View Now LLC and Wells Fargo Bank, National Association	10-K	4.37	3/10/2020
4.16	Indenture, dated as of April 4, 2019, by and among Prime Security Services Borrower, LLC, Prime Finance Inc., the guarantors party thereto from time to time, and Wells Fargo Bank, National Association, as trustee, relating to the $750 million aggregate principal amount of 5.250% first-priority senior secured notes due 2024	8-K	4.1	4/4/2019
4.17	First Supplemental Indenture, dated as of November 14, 2019, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., I-View Now LLC and Wells Fargo Bank, National Association	10-K	4.49	3/10/2020
4.18	Indenture, dated as of April 4, 2019, by and among Prime Security Services Borrower, LLC, Prime Finance Inc., the guarantors party thereto from time to time, and Wells Fargo Bank, National Association, as trustee, relating to the $750 million aggregate principal amount of 5.750% first-priority senior secured notes due 2026.	8-K	4.2	4/4/2019
4.19	First Supplemental Indenture, dated as of September 23, 2019, by and among Prime Security Services Borrower, LLC, Prime Finance Inc., the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee, relating to the $600 million aggregate principal amount of 5.750% first-priority senior secured notes due 2026	8-K	4.1	9/24/2019
4.20	Second Supplemental Indenture, dated as of November 14, 2019, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., I-View Now LLC and Wells Fargo Bank, National Association	10-K	4.53	3/10/2020
4.21	Indenture, dated as of January 28, 2020, by and among Prime Security Services Borrower, LLC, Prime Finance Inc., the guarantors party thereto from time to time and Wells Fargo Bank, National Association, as trustee, relating to the $1,300 million aggregate principal amount of 6.250% Second-Priority Senior Secured Notes due 2028	8-K	4.1	1/28/2020
4.22	Indenture, dated as of August 20, 2020, by and among Prime Security Services Borrower, LLC, Prime Finance Inc., the guarantors party hereto from time to time, and Wells Fargo Bank, National Association, as trustee, relating to $1,000 million aggregate principal amount of 3.375% first-priority senior secured notes due 2027	8-K	4.1	8/20/2020
4.23	First-Priority Senior Secured Notes Indenture, dated as of July 29, 2021, by and among The ADT Security Corporation, Prime Security Services Borrower, LLC, the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee and collateral agent	8-K	4.1	7/29/2021
4.24	Seventeenth Supplemental Indenture, dated as of January 7, 2022, under 2012 Base Indenture, by and among The ADT Security Corporation, Compass Solar Group, LLC, Marc Jones Construction, L.L.C., Buildpro, L.L.C., Energypro LLC and Wells Fargo Bank, National Association	10-Q	4.1	5/6/2022
4.25	Eighteenth Supplemental Indenture, dated as of April 28, 2022, under 2012 Base Indenture, by and among The ADT Security Corporation, ADT Innovation LLC and Wells Fargo Bank, National Association	10-Q	4.2	5/6/2022
4.26	Eleventh Supplemental Indenture, dated as of January 7, 2022, by and among The ADT Security Corporation, Compass Solar Group, LLC, Marc Jones Construction, L.L.C., Buildpro, L.L.C., Energypro LLC and Wells Fargo Bank, National Association	10-Q	4.3	5/6/2022
4.27	Twelfth Supplemental Indenture, dated as of April 28, 2022, by and among The ADT Security Corporation, ADT Innovation LLC and Wells Fargo Bank, National Association	10-Q	4.4	5/6/2022
4.28	Third Supplemental Indenture, dated as of January 7, 2022, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., Compass Solar Group, LLC, Marc Jones Construction, L.L.C., Buildpro, L.L.C., Energypro LLC and Wells Fargo Bank, National Association	10-Q	4.5	5/6/2022
4.29	Fourth Supplemental Indenture, dated as of April 28, 2022, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., ADT Innovation LLC and Wells Fargo Bank, National Association	10-Q	4.6	5/6/2022

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	Exhibit	Filing Date
4.30	Fourth Supplemental Indenture, dated as of January 7, 2022, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., Compass Solar Group, LLC, Marc Jones Construction, L.L.C., Buildpro, L.L.C., Energypro LLC and Wells Fargo Bank, National Association	10-Q	4.7	5/6/2022
4.31	Fifth Supplemental Indenture, dated as of April 28, 2022, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., ADT Innovation LLC and Wells Fargo Bank, National Association	10-Q	4.8	5/6/2022
4.32	First Supplemental Indenture, dated as of January 7, 2022, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., Compass Solar Group, LLC, Marc Jones Construction, L.L.C., Buildpro, L.L.C., Energypro LLC and Wells Fargo Bank, National Association	10-Q	4.9	5/6/2022
4.33	Second Supplemental Indenture, dated as of April 28, 2022, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., ADT Innovation LLC and Wells Fargo Bank, National Association	10-Q	4.10	5/6/2022
4.34	Second Supplemental Indenture, dated as of January 7, 2022, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., Compass Solar Group, LLC, Marc Jones Construction, L.L.C., Buildpro, L.L.C., Energypro LLC and Wells Fargo Bank, National Association	10-Q	4.11	5/6/2022
4.35	Third Supplemental Indenture, dated as of April 28, 2022, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., ADT Innovation LLC and Wells Fargo Bank, National Association	10-Q	4.12	5/6/2022
4.36	First Supplemental Indenture, dated as of January 7, 2022, by and among The ADT Security Corporation, Compass Solar Group, LLC, Marc Jones Construction, L.L.C., Buildpro, L.L.C., Energypro LLC and Wells Fargo Bank, National Association	10-Q	4.13	5/6/2022
4.37	Second Supplemental Indenture, dated as of April 28, 2022, by and among The ADT Security Corporation, ADT Innovation LLC and Wells Fargo Bank, National Association	10-Q	4.14	5/6/2022
4.38	Description of Securities	10-K	4.24	3/1/2022
10.1	Subsidiary Guarantee Agreement (First Lien), dated July 1, 2015, among the Subsidiaries of Prime Security Services Borrower, LLC named therein and Credit Suisse AG, Cayman Islands Branch, as Collateral Agent	S-1	10.2	12/21/2017
10.2	Supplement No. 1, dated as of May 2, 2016, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Securities Services Borrower, LLC and Barclays Bank PLC, as Collateral Agent	S-1	10.6	12/21/2017
10.3	Supplement No. 2, dated as of October 31, 2017, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent	10-K	10.55	3/11/2019
10.4	Supplement No. 3, dated as of January 22, 2018, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent	10-K	10.56	3/11/2019
10.5	Supplement No. 4, dated as of February 28, 2018, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent	10-K	10.57	3/11/2019
10.6	Supplement No. 5, dated as of August 17, 2018, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent	10-K	10.58	3/11/2019
10.7	Supplement No. 6, dated as of January 2, 2019, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent	10-K	10.59	3/11/2019
10.8	Supplement No. 7, dated as of January 30, 2019, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent	10-K	10.60	3/11/2019
10.9	Supplement No. 8, dated as of March 11, 2019, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent	10-Q	10.13	5/7/2019
10.10	Supplement No. 11, dated as of January 7, 2022, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent	10-Q	10.4	5/6/2022
10.11	Supplement No. 12, dated as of April 28, 2022, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent	10-Q	10.5	5/6/2022

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	Exhibit	Filing Date
10.12	Holdings Guarantee and Pledge Agreement (First Lien), dated and effective as of July 1, 2015, between Prime Security Services Holdings, LLC, as Holdings, and Credit Suisse AG, Cayman Islands Branch, as Collateral Agent	S-1	10.4	12/21/2017
10.13	Collateral Agreement (First Lien), dated as of July 1, 2015 among Prime Security Services Borrower, LLC, each Subsidiary of Prime Security Services Borrower, LLC from time to time identified therein as a party and Barclays Bank PLC, as collateral agent	S-1	10.5	12/21/2017
10.14	Collateral Agreement (Second Lien), dated as of January 28, 2020, among Prime Security Services Borrower LLC, as Issuer, Prime Finance, Inc., as Co-Issuer, each Subsidiary Guarantor party thereto and Wells Fargo Bank, National Association, as Collateral Agent	8-K	10.1	1/28/2020
10.15	First Lien/First Lien Intercreditor Agreement, dated as of May 2, 2016 among Barclays Bank PLC, as Collateral Agent, Barclays Bank PLC, as Authorized Representative under the Credit Agreement, Wells Fargo Bank, National Association, as the Initial Other Authorized Representative, and each additional Authorized Representative from time to time party hereto relating to Prime Security Services Borrower, LLC	S-1	10.8	12/21/2017
10.16	First Lien/Second Lien Intercreditor Agreement, dated as of July 1, 2015, between Credit Suisse AG, Cayman Islands Branch, as First Lien Facility Agent and Applicable First Lien Agent, and Credit Suisse AG, Cayman Islands Branch, as Second Lien Facility Agent and Applicable Second Lien Agent relating to Prime Security Services Borrower, LLC	S-1	10.9	12/21/2017
10.17	Receivables Purchase Agreement, dated as of March 5, 2020, among ADT LLC, individually and as servicer, ADT Finance LLC, as seller, various purchasers and purchaser agents from time to time party thereto, and Mizuho Bank, LTD., as Administrative Agent, Arranger, Collateral Agent and Structuring Agent	10-K	10.21	3/10/2020
10.18	Agreement of Amendment to Receivables Purchase Agreement, dated as of April 17, 2020, among ADT LLC, individually and as servicer, ADT Finance LLC, as seller, various purchasers and purchaser agents from time to time party thereto, and Mizuho Bank, LTD., as Administrative Agent, Arranger, Collateral Agent and Structuring Agent	10-Q	10.22	5/7/2020
10.19	Second Agreement of Amendment to Receivables Purchase Agreement, dated September 17, 2020, among ADT LLC, individually and as servicer, ADT Finance LLC, as seller, various purchasers and purchaser agents from time to time party thereto, and Mizuho Bank, LTD., as Administrative Agent, Arranger, Collateral Agent and Structuring Agent	10-Q	10.23	11/5/2020
10.20	Third Agreement of Amendment to Receivables Purchase Agreement, dated January 29, 2021, among ADT LLC, individually and as servicer, ADT Finance LLC, as seller, various purchasers and purchaser agents from time to time party thereto, and Mizuho Bank, LTD., as Administrative Agent, Arranger, Collateral Agent and Structuring Agent	10-K	10.25	2/25/2021
10.21	Fourth Agreement of Amendment to Receivables Purchase Agreement, dated March 5, 2021, among ADT LLC, individually and as servicer, ADT Finance LLC, as seller, various purchasers and purchaser agents from time to time party thereto, and Mizuho Bank, LTD., as Administrative Agent, Arranger, Collateral Agent and Structuring Agent	10-Q	10.26	5/5/2021
10.22	Receivables Sale and Contribution Agreement, dated as of April 17, 2020, between ADT LLC, as Originator and Servicer and ADT Finance Inc., as Buyer	10-Q	10.23	5/7/2020
10.23^	Receivables Financing Agreement, among ADT LLC, ADT Finance LLC and Mizuho Bank, Ltd., dated as of July 16, 2021	8-K	10.1	7/19/2021
10.24^	First Amendment and Joinder to the Receivables Financing Agreement and the Receivables Sale and Contribution Agreement, among ADT LLC, ADT Finance LLC, Mizuho Bank, Ltd., MUFG Bank, Ltd., BNP Paribas, and Starbird Funding Corporation, dated as of October 29, 2021	8-K	10.1	10/29/2021
10.25	Second Amendment to the Receivables Financing Agreement, among ADT LLC, ADT Finance LLC and Mizuho Bank, LTD., dated as of December 10, 2021	10-K	10.24	3/1/2022
10.26	Bank Rate Amendment to the Receivables Financing Agreement, among ADT LLC, ADT Finance LLC and Mizuho Bank, Ltd., dated as of April 20, 2022	10-Q	10.3	5/6/2022
10.27	Third Amendment dated as of May 20, 2022, to Receivables Financing Agreement, among ADT LLC, ADT Finance LLC, and Mizuho Bank, Ltd., dated as of July 16, 2021	10-Q	10.3	8/4/2022
10.28	Trademark Agreement, dated as of September 25, 2012, by and among ADT Services GmbH, ADT US Holdings, Inc., Tyco International Ltd. and The ADT Corporation	S-1	10.19	12/21/2017
10.29	Patent Agreement, dated as of September 26, 2012, by and between Tyco International Ltd. and The ADT Corporation	S-1	10.20	12/21/2017
10.30	Separation and Distribution Agreement, dated September 26, 2012 by and among Tyco International Ltd., Tyco International Finance S.A., The ADT Corporation and ADT LLC	S-1	10.21	12/21/2017
10.31	ADT LLC Supplemental Savings and Retirement Plan, effective as of April 1, 2017	S-1	10.22	12/21/2017
10.32	Amendment to the ADT LLC Supplemental Savings and Retirement Plan, effective as of December 18, 2017	10-K	10.31	2/25/2021

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	Exhibit	Filing Date
10.33	Amendment to the ADT LLC Supplemental Savings and Retirement Plan, effective as of December 24, 2018	10-K	10.32	2/25/2021
10.34	Amendment to the ADT LLC Supplemental Savings and Retirement Plan, effective as of December 31, 2018	10-K	10.33	2/25/2021
10.35	Amendment to the ADT LLC Supplemental Savings and Retirement Plan, effective as of February 8, 2019	10-K	10.34	2/25/2021
10.36	Amendment to the ADT LLC Supplemental Savings and Retirement Plan, effective as of July 29, 2019	10-K	10.35	2/25/2021
10.37	Amendment to the ADT LLC Supplemental Savings and Retirement Plan, effective as of December 15, 2021	10-Q	10.4	8/4/2022
10.38	Amendment to the ADT LLC Supplemental Savings and Retirement Plan, effective as of January 1, 2022	10-Q	10.13	11/3/2022
10.39	Amendment to the ADT LLC Supplemental Savings and Retirement Plan, effective as of February 22, 2023	10-K	10.40	2/28/2023
10.40	Amended and Restated Stockholders Agreement, dated as of December 14, 2018, by and between the ADT Inc. and Prime Security Services TopCo Parent, L.P.	10-K	10.34	3/1/2022
10.41	Registration Rights Agreement by and between the ADT Inc. and Prime Securities Services TopCo, LP	10-K	10.24	3/15/2018
10.42	Amendment to the Registration Rights Agreement between ADT Inc. and Prime Security Services TopCo Parent, L.P.	10-Q	10.10	8/9/2018
10.43	Securities Purchase Agreement, dated as of July 31, 2020, by and between ADT Inc. and Google LLC	8-K	10.1	8/3/2020
10.44	Investor Rights Agreement, dated as of September 17, 2020, by and between ADT Inc. and Google LLC	8-K	10.1	9/17/2020
10.45	Amendment No. 1 to Investor Rights Agreement, dated as of September 5, 2022, by and between ADT Inc. and Google LLC	10-K	10.46	2/28/2024
10.46	Amendment No. 2 to Investor Rights Agreement, dated as of December 29, 2023, by and between ADT Inc. and Google LLC	10-K	10.47	2/28/2024
10.47+	Amended and Restated Employment Agreement, dated December 19, 2017, between The ADT Security Corporation (together with any of its subsidiaries and Affiliates) and Donald Young	S-1	10.25	12/21/2017
10.48+	Amendment to Amended and Restated Employment Agreement, dated May 3, 2019, between The ADT Security Corporation (together with any of its subsidiaries and Affiliates) and Donald Young	10-Q	10.27	5/7/2019
10.49+	Amended and Restated Employment Agreement, dated December 19, 2017, between ADT LLC, (together with any of its subsidiaries and Affiliates) and Jeffrey Likosar	S-1	10.31	12/21/2017
10.50+	Employment Offer Letter, dated February 1, 2019, between ADT LLC (with its Affiliates and Successors) and David Smail	10-K	10.51	2/28/2023
10.51+	ADT Inc. 2018 Omnibus Incentive Plan	S-1	10.32	12/21/2017
10.52+	First Amendment to ADT Inc. 2018 Omnibus Incentive Plan dated April 25, 2019	10-Q	10.33	8/6/2019
10.53+	Second Amendment to ADT Inc. 2018 Omnibus Incentive Plan, dated May 22, 2024	10.Q	10.5	8/1/2024
10.54+	Form of Restricted Stock Unit Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan	S-1	10.33	12/21/2017
10.55+	Form of Non-Qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan	S-1	10.34	12/21/2017
10.56+	Form of Non-Qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan (Class B Unit Redemption)	S-1/A	10.35	1/8/2018
10.57+	Form of Amendment to Non-Qualified Award Agreement for use under ADT Inc. 2018 Omnibus Incentive Plan (Class B Unit Redemption)	10-Q	10.37	8/6/2019
10.58+	Form of Common Stock Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan	S-1/A	10.36	1/8/2018
10.59+	ADT Inc. 2018 Omnibus Incentive Plan Restricted Stock Unit Non-Employee Director Award Agreement	10-Q	10.9	8/9/2018
10.60+	Form of Restricted Stock Unit Special Equity Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan	10-Q	10.47	5/7/2020
10.61+	Form of Non-Qualified Option Special Equity Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan	10-Q	10.48	5/7/2020

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	Exhibit	Filing Date
10.62+	Form of Restricted Stock Unit Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan effective as of January 1, 2022	10-Q	10.5	11/9/2021
10.63+	Form of Non-Qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan effective as of January 1, 2022	10-Q	10.6	11/9/2021
10.64+	Form of Restricted Stock Unit Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan effective as of August 1, 2022	SC TO-I	(d)(34)	9/12/2022
10.65+	Form of Non-Qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan effective as of August 1, 2022	SC TO-I	(d)(35)	9/12/2022
10.66+	Second Amended & Restated Employment Agreement with James D. DeVries	10-Q	10.12	11/8/2018
10.67+	Amendment to Second Amended & Restated Employment Agreement of James D. DeVries	8-K	10.2	12/3/2018
10.68+	ADT Inc. Annual Incentive Plan	8-K	10.1	7/29/2021
10.69	Investor Rights Agreement, dated December 8, 2021, by and among ADT Inc. and the Holders party thereto	10-K	10.63	3/1/2022
10.70	Securities Purchase Agreement, dated as of September 5, 2022, by and between ADT Inc. and State Farm Fire & Casualty Company	8-K	10.1	9/6/2022
10.71	Tender and Support Agreement, dated as of September 5, 2022, by and between ADT Inc., Prime Security Services TopCo (ML), L.P. and Prime Security Services TopCo (ML II), L.P	8-K	10.2	9/6/2022
10.72	Support Agreement, dated as of September 5, 2022, by and between ADT Inc. and Google LLC	8-K	10.3	9/6/2022
10.73+	Form of Performance Unit Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan	SC TO-I	(d)(20)	9/12/2022
10.74+	Form of Time and Performance Vesting Non-Qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan	SC TO-I	(d)(21)	9/12/2022
10.75+	Form of Time and Performance Vesting Restricted Stock Unit Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan	SC TO-I	(d)(22)	9/12/2022
10.76+	Form of Non-Qualified Option Award Agreement for use under the Prime Security Services Parent, Inc. 2016 Equity Incentive Plan	SC TO-I	(d)(24)	9/12/2022
10.77+	Form of Non-Qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan, effective as of March 8, 2024	10-Q	10.2	4/25/2024
10.78+	Form of Indemnification Agreement by and between the Company and each of its Directors and Executive Officers	10-Q	10.3	10/24/2024
10.79	Commitment Letter by and among Prime Security Services Borrower, LLC, The ADT Security Corporation, Deutsche Bank Securities Inc., Deutsche Bank AG New York Branch, BNP Paribas, Mizuho Bank, Ltd., MUFG Bank, Ltd., Citizens Bank, N.A., Citigroup Global Markets Inc., Morgan Stanley Senior Funding, Inc., Royal Bank of Canada, Barclays Bank PLC, ING Capital LLC and Credit Suisse AG, New York Branch, dated as of September 15, 2022	8-K	10.1	9/15/2022
10.80	Investor Rights Agreement, dated as of October 13, 2022, by and between ADT Inc. and State Farm Fire & Casualty Company	8-K	10.1	10/13/2022
10.81+	Amended and Restated Management Investor Rights Agreement, dated as of January 23, 2018, by and among ADT Inc., Prime Security Services TopCo Parent and the Holders party thereto	10-K	10.39	3/15/2018
10.82+	Amendment No.1 to Amended and Restated Management Investor Rights Agreement, dated as of December 9, 2022, by and among ADT Inc., Prime Security Services TopCo Parent and the Holders party thereto	8-K	10.1	12/15/2022
10.83+^	Amendment No.2 to Amended and Restated Management Investor Rights Agreement, dated as of August 1, 2024, by and among ADT Inc., Prime Security Services TopCo Parent and the Holders party thereto	10-Q	10.6	8/1/2024
10.84	Term Loan Credit Agreement, by and among Prime Security Services Holdings, LLC, as Holdings, Prime Security, Services Borrower, LLC and the ADT Security Corporation, as borrowers, Barclays Bank PLC, as Administrative Agent, and the lenders party thereto, as dated as of March 14, 2023	8-K	10.1	3/15/2023
10.85	Incremental Assumption and Amendment Agreement No. 18, dated as of December 4, 2024, by and among Prime Security Services Holdings, LLC, Prime Security Services Borrower, LLC, The ADT Security Corporation, the subsidiary loan parties party thereto, the lenders party thereto and Barclays Bank PLC, as administrative agent.	8-K	10.1	12/04/2024
10.86	Receivables Financing Agreement, among Compass Solar Group, LLC, ADT Solar Finance LLC and Mizuho Bank, Ltd., dated as of August 2, 2023.	10-Q	10.2	11/02/2023
10.87	Sixth Amendment to the Receivables Financing Agreement, among ADT Finance LLC, Mizuho Bank, Ltd., ADT LLC, MUFG Bank, Ltd., Starbird Funding Corporation, and BNP Paribas, dated as of April 10, 2024	8-K	10.1	4/12/2024

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	Exhibit	Filing Date
19*	ADT Inc. Insider Trading Policy
21*	Subsidiaries of ADT Inc.
23*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
31.2*	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
32.1**	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Policy Relating to Incentive Compensation Clawback	10-K	97.1	2/28/2024
101	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document
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

ADT Inc.
Date:	February 27, 2025	By:	/s/ James D. DeVries
		Name:	James D. DeVries
		Title:	Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2025.

Name	Title
/s/ James D. DeVries	Chairman, President and Chief Executive Officer (Principal Executive Officer)
James D. DeVries
/s/ Jeffrey Likosar	President, Corporate Development and Transformation, and Chief Financial Officer (Principal Financial Officer)
Jeffrey Likosar
/s/ Steven Burzo	Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)
Steven Burzo
/s/ Nicole Bonsignore	Director
Nicole Bonsignore
/s/ Marques Coleman	Director
Marques Coleman
/s/ Thomas M. Gartland	Director
Thomas M. Gartland
/s/ Tracey R. Griffin	Director
Tracey R. Griffin
/s/ Benjamin Honig	Director
Benjamin Honig
/s/ Daniel Houston	Director
Daniel Houston
/s/ William M. Lewis, Jr	Director
William M. Lewis, Jr
/s/ Reed B. Rayman	Director
Reed B. Rayman
/s/ Paul J. Smith	Director
Paul J. Smith
/s/ Lee J. Solomon	Director
Lee J. Solomon
/s/ Danielle Tiedt	Director
Danielle Tiedt
/s/ Matthew E. Winter	Director
Matthew E. Winter
/s/ Suzanne Yoon	Director
Suzanne Yoon
/s/ Sigal Zarmi	Director
Sigal Zarmi

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of ADT Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of ADT Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Discontinued Operations – Solar Business
As described in Note 4 to the consolidated financial statements, on January 19, 2024, the Company’s board of directors approved a plan to fully exit the solar business (the “ADT Solar Exit”). As of June 30, 2024, substantially all operations of the Solar Business had ceased, and the solar business is presented as a discontinued operation. As a result, the Company presented total liabilities of discontinued operations of $47.7 million as of December 31, 2024 and a loss from discontinued operations, net of tax of $110.1 million for the year ended December 31, 2024.
The principal considerations for our determination that performing procedures relating to the discontinued operations of the solar business is a critical audit matter are a high degree of auditor subjectivity and effort in performing procedures and evaluating audit evidence related to management’s assessment, classification, timing and disclosure of the discontinued operations.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls related to management’s discontinued operations assessment, including controls related to management’s classification, timing, and disclosure of the discontinued operations in the Company’s consolidated financial statements. These procedures also included, among others, (i) evaluating management’s assessment that the ADT Solar Exit was a discontinued operation; (ii) testing the classification of amounts included in discontinued operations, including agreeing such amounts to the Company’s historical accounting records; (iii) evaluating the sufficiency of the disclosures in the consolidated financial statements; and (iv) evaluating the reasonableness of the timing of management’s recognition of the discontinued operation. Evaluating the reasonableness of the timing of the discontinued operations involved, (i) evaluating management’s plan to wind down the solar business, including the reasonableness of projected exit charges; (ii) testing the completeness and accuracy of incurred exit charges; and (iii) evaluating whether substantially all operations ceased as of June 30, 2024.
/s/ PricewaterhouseCoopers LLP
Miami, Florida
February 27, 2025
We have served as the Company’s auditor since 2010.

ADT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$96,212	$14,621
Restricted cash and restricted cash equivalents	107,853	115,329
Accounts receivable, net of allowance for credit losses of $57,795 and $46,850, respectively	393,511	370,201
Inventories, net	196,731	201,394
Prepaid expenses and other current assets	210,613	242,192
Current assets of discontinued operations	—	60,957
Total current assets	1,004,920	1,004,694
Property and equipment, net	247,183	253,658
Subscriber system assets, net	2,981,161	3,005,936
Intangible assets, net	4,854,099	4,877,493
Goodwill	4,903,899	4,903,899
Deferred subscriber acquisition costs, net	1,324,376	1,175,904
Other assets	735,319	699,231
Noncurrent assets of discontinued operations	—	43,279
Total assets	$16,050,957	$15,964,094

Liabilities and stockholders' equity
Current liabilities:
Current maturities of long-term debt	$195,791	$312,061
Accounts payable	153,537	277,201
Deferred revenue	247,785	255,221
Accrued expenses and other current liabilities	634,904	556,114
Current liabilities of discontinued operations	31,763	79,611
Total current liabilities	1,263,780	1,480,208
Long-term debt	7,511,282	7,513,456
Deferred subscriber acquisition revenue	2,067,608	1,914,954
Deferred tax liabilities	1,167,213	1,027,189
Other liabilities	224,384	219,069
Noncurrent liabilities of discontinued operations	15,889	20,572
Total liabilities	12,250,156	12,175,448

Commitments and contingencies (See Note 13)

Stockholders' equity:
Preferred stock—authorized 1,000,000 shares of $0.01 par value; zero issued and outstanding as of December 31, 2024 and 2023	—	—
Common stock—authorized 3,999,000,000 shares of $0.01 par value; issued and outstanding shares of 836,589,761 and 867,432,337 as of December 31, 2024 and 2023, respectively	8,366	8,674
Class B common stock—authorized 100,000,000 shares of $0.01 par value; issued and outstanding shares of 54,744,525 as of December 31, 2024 and 2023	547	547
Additional paid-in capital	7,117,098	7,413,305
Accumulated deficit	(3,318,174)	(3,617,718)
Accumulated other comprehensive income (loss)	(7,036)	(16,162)
Total stockholders' equity	3,800,801	3,788,646
Total liabilities and stockholders' equity	$16,050,957	$15,964,094
See Notes to Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2024	2023	2022
Revenue:
Monitoring and related services	$4,293,477	$4,178,998	$4,053,048
Security installation, product, and other	604,969	473,826	328,856
Total revenue	4,898,446	4,652,824	4,381,904
Cost of revenue (exclusive of depreciation and amortization shown separately below):
Monitoring and related services	617,386	604,368	596,664
Security installation, product, and other	229,728	147,314	102,118
Total cost of revenue	847,114	751,682	698,782
Selling, general, and administrative expenses	1,476,346	1,347,738	1,348,281
Depreciation and intangible asset amortization	1,342,798	1,335,484	1,599,810
Merger, restructuring, integration, and other	24,124	38,959	9,937
Operating income (loss)	1,208,064	1,178,961	725,094
Interest expense, net	(441,031)	(569,915)	(263,068)
Loss on extinguishment of debt	(4,802)	(16,621)	—
Other income (expense)	52,939	11,958	(57,568)
Income (loss) from continuing operations before income taxes and equity in net earnings (losses) of equity method investee	815,170	604,383	404,458
Income tax benefit (expense)	(195,780)	(160,585)	(87,692)
Income (loss) from continuing operations before equity in net earnings (losses) of equity method investee	619,390	443,798	316,766
Equity in net earnings (losses) of equity method investee	—	6,572	(4,601)
Income (loss) from continuing operations	619,390	450,370	312,165
Income (loss) from discontinued operations, net of tax	(118,337)	12,639	(179,502)
Net income (loss)	$501,053	$463,009	$132,663

Common Stock:
Income (loss) from continuing operations per share - basic	$0.69	$0.49	$0.35
Income (loss) from continuing operations per share - diluted	$0.66	$0.47	$0.33

Net income (loss) per share - basic	$0.56	$0.51	$0.15
Net income (loss) per share - diluted	$0.52	$0.48	$0.14

Weighted-average shares outstanding - basic	846,521	856,843	848,465
Weighted-average shares outstanding - diluted	908,700	919,149	915,069

Class B Common Stock:
Income (loss) from continuing operations per share - basic	$0.69	$0.49	$0.35
Income (loss) from continuing operations per share - diluted	$0.66	$0.47	$0.33

Net income (loss) per share - basic	$0.56	$0.51	$0.15
Net income (loss) per share - diluted	$0.52	$0.48	$0.14

Weighted-average shares outstanding - basic	54,745	54,745	54,745
Weighted-average shares outstanding - diluted	54,745	54,745	54,745
See Notes to Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2024	2023	2022
Net income (loss)	$501,053	$463,009	$132,663
Other comprehensive income (loss), net of tax:
Cash flow hedges	6,008	32,129	25,754
Other	3,118	(1,091)	(3,981)
Total other comprehensive income (loss), net of tax	9,126	31,038	21,773
Comprehensive income (loss)	$510,179	$494,047	$154,436
See Notes to Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of December 31, 2021	846,826	54,745	$8,468	$547	$7,261,267	$(3,952,590)	$(68,973)	$3,248,719
Net income (loss)	—	—	—	—	—	132,663	—	132,663
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	21,773	21,773
Issuance of common stock, net of expenses	140,681	—	1,407	—	1,188,488	—	—	1,189,895
Repurchases of common stock	(133,333)	—	(1,333)	—	(1,093,334)	—	—	(1,094,667)
Dividends	—	—	—	—	—	(127,835)	—	(127,835)
Share-based compensation expense	—	—	—	—	66,566	—	—	66,566
Contingent forward purchase contract	—	—	—	—	(41,938)	—	—	(41,938)
Transactions related to employee share-based compensation plans and other	7,924	—	79	—	(290)	(1,817)	—	(2,028)
Balance as of December 31, 2022	862,098	54,745	$8,621	$547	$7,380,759	$(3,949,579)	$(47,200)	$3,393,148
Net income (loss)	—	—	—	—	—	463,009	—	463,009
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	31,038	31,038
Dividends	—	—	—	—	—	(129,025)	—	(129,025)
Share-based compensation expense	—	—	—	—	51,137	—	—	51,137
Transactions related to employee share-based compensation plans and other	5,334	—	53	—	(18,591)	(2,123)	—	(20,661)
Balance as of December 31, 2023	867,432	54,745	$8,674	$547	$7,413,305	$(3,617,718)	$(16,162)	$3,788,646
Net income (loss)	—	—	—	—	—	501,053	—	501,053
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	9,126	9,126
Dividends	—	—	—	—	—	(199,398)	—	(199,398)
Share-based compensation expense	—	—	—	—	48,613	—	—	48,613
Repurchases of common stock (including excise tax)	(36,000)	—	(360)	—	(346,576)	—	—	(346,936)
Transactions related to employee share-based compensation plans and other	5,158	—	52	—	1,756	(2,111)	—	(303)
Balance as of December 31, 2024	836,590	54,745	$8,366	$547	$7,117,098	$(3,318,174)	$(7,036)	$3,800,801
See Notes to Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$501,053	$463,009	$132,663
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and intangible asset amortization	1,344,696	1,388,671	1,693,575
Amortization of deferred subscriber acquisition costs	224,647	195,794	162,981
Amortization of deferred subscriber acquisition revenue	(346,209)	(308,604)	(244,141)
Share-based compensation expense	48,613	51,137	66,566
Deferred income taxes	139,583	125,235	19,575
Provision for losses on receivables and inventory	214,802	151,065	113,869
Loss on extinguishment of debt	4,802	16,621	—
Goodwill, intangible, and other asset impairments	24,313	528,556	206,132
(Gain) loss on sales of businesses	9,557	(649,095)	(10,066)
Unrealized (gain) loss on interest rate swap contracts	45,160	38,497	(301,851)
Change in fair value of other financial instruments	—	—	63,396
Other non-cash items, net	(34,089)	100,087	134,526
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, net	(146,134)	(107,464)	(178,258)
Long-term retail installment contracts	211,731	184,925	142,811
Inventories and work-in-progress	25,072	24,732	(67,391)
Other assets	(109,839)	(29,144)	(9,291)
Accounts payable	(109,330)	(111,529)	8,662
Accrued interest	(88,860)	(128,042)	50,758
Accrued and other liabilities	40,944	(83,041)	(42,023)
Deferred subscriber acquisition costs	(365,841)	(386,518)	(393,861)
Deferred subscriber acquisition revenue	252,274	289,534	329,214
Other, net	(2,046)	(96,700)	10,074
Net cash provided by (used in) operating activities	1,884,899	1,657,726	1,887,920
Cash flows from investing activities:
Dealer generated customer accounts and bulk account purchases	(585,809)	(588,638)	(621,695)
Subscriber system asset expenditures	(523,146)	(630,535)	(734,639)
Purchases of property and equipment	(163,805)	(176,353)	(176,660)
Proceeds (payments) from sale of business, net of cash sold	(17,506)	1,609,347	26,749
Proceeds (payments) from interest rate swaps	(8,268)	—	—
Other investing, net	3,106	28,672	(26,539)
Net cash provided by (used in) investing activities	(1,295,428)	242,493	(1,532,784)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of expenses	—	—	1,180,000
Proceeds from long-term borrowings	1,068,907	867,178	550,035
Proceeds from receivables facility	228,569	281,647	276,826
Repurchases of common stock	(240,556)	—	(1,200,000)
Repayment of long-term borrowings, including call premiums	(1,186,045)	(2,961,798)	(605,059)
Repayment of receivables facility	(256,672)	(200,385)	(121,061)
Dividends on common stock	(182,266)	(128,587)	(127,125)
Payments on finance leases	(29,023)	(43,733)	(44,978)
Proceeds (payments) from opportunity fund	(6,895)	(8,746)	100,802
Proceeds (payments) from interest rate swaps	93,040	82,750	(18,841)
Other financing, net	(4,415)	(32,175)	(5,432)
Net cash provided by (used in) financing activities	(515,356)	(2,143,849)	(14,833)
Cash and cash equivalents and restricted cash and restricted cash equivalents:
Net increase (decrease) during the period	74,115	(243,630)	340,303
Beginning balance	129,950	373,580	33,277
Ending balance	$204,065	$129,950	$373,580
See Notes to Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business and Organization
ADT Inc., together with its wholly-owned subsidiaries (collectively, “ADT” or the “Company”), is a leading provider of security, interactive, and smart home solutions serving consumer and small business customers in the United States (“U.S.”). The Company primarily conducts business under the ADT brand name.
The Company’s common stock, par value of $0.01 per share (“Common Stock”), trades on the New York Stock Exchange under the symbol “ADT” since its initial public offering (“IPO”) in January 2018.
ADT Inc. was incorporated in the State of Delaware in May 2015 as a holding company with no assets or liabilities. In July 2015, the Company acquired Protection One, Inc. and ASG Intermediate Holding Corp. (collectively, the “Formation Transactions”), which were instrumental in the commencement of the Company’s operations. In May 2016, the Company acquired The ADT Security Corporation (formerly named The ADT Corporation) (“The ADT Corporation”) (the “ADT Acquisition”). On October 2, 2023, the Company divested its Commercial Business (as defined and discussed below); and as of June 30, 2024, substantially all operations of the Solar Business (as defined and discussed below) had ceased.
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
Refer to Note 16 “Related Party Transactions” for more information regarding all of Apollo’s registered secondary offerings of the Company’s Common Stock (collectively, the “Offerings”).
Basis of Presentation
The consolidated financial statements have been prepared in U.S. dollars in accordance with generally accepted accounting principles in the United States of America (“GAAP”).
The financial statements included herein comprise the consolidated results of ADT Inc. and its wholly-owned subsidiaries. The results of companies acquired are included from the effective date of each acquisition; and all intercompany transactions have been eliminated. The Company used the equity method of accounting to account for an investment in which it had the ability to exercise significant influence but does not control. This investment was disposed of during 2023.
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segments
The Company evaluates and reports information based on the manner in which our Chief Executive Officer (“CEO”), who is the chief operating decision maker (“CODM”), evaluates performance and allocates resources. The CODM manages the business on a consolidated basis, and as such, the Company reports results in a single operating and reportable segment which reflects the business operations of the Company’s former Consumer and Small Business (“CSB”) segment.
Refer to Note 3 “Segment Information.”
Discontinued Operations
The Company’s exit in 2024 from its residential solar business (the “Solar Business”) (the “ADT Solar Exit”) and the sale in 2023 of its former commercial business (the “Commercial Business”) represented strategic shifts that had major effects on the Company’s operations and financial results. Accordingly, the results of operations and financial position of the Solar and Commercial Businesses are classified as discontinued operations in the Company’s Consolidated Statements of Operations and the Company’s Consolidated Balance Sheet for all periods presented. The cash flows and comprehensive income (loss) of discontinued operations have not been segregated and are included in the Consolidated Statements of Cash Flows and Consolidated Statements of Comprehensive Income (Loss), respectively, for all periods presented.
Unless otherwise noted, amounts and disclosures throughout these Notes to Consolidated Financial Statements relate to the Company’s continuing operations.
Refer to Note 4 “Divestitures” for additional information.
Accounting Standards Updates (“ASU”)
Recently Adopted
Reportable Segment Disclosures - ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, improves reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. In addition, the guidance, among other requirements, enhances interim disclosures, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, and provides new segment disclosure requirements for entities with a single reportable segment.
The Company adopted this guidance effective January 1, 2024, and it was applied retrospectively to all periods presented. Refer to Note 3 “Segment Information.”
Supplier Finance Program Obligations - ASU 2022-04, Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, requires that a reporting entity who is a buyer in a supplier finance program disclose qualitative and quantitative information about its supplier finance programs, including a roll-forward of the obligations.
The Company adopted this guidance effective January 1, 2023, except the roll-forward requirement, which was adopted effective January 1, 2024.
The Company does not currently have any material supplier finance programs, and the guidance will be applied prospectively to any future material arrangements.
Fair Value of Equity Securities - ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, states that an entity should not consider the contractual sale restriction when measuring the equity security’s fair value and introduces new disclosure requirements related to such equity securities.
The Company adopted this guidance effective January 1, 2024. This guidance did not impact the Company.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued
Disaggregation of Income Statement Expenses - ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requires additional disclosure in the footnotes at each interim and annual reporting period about specific types of expenses included in the expense captions presented on the face of the statement of operations as well as additional disclosures that also include information related to selling expenses.
The guidance is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its financial statements and disclosures.
Improvements to Income Tax Disclosures - ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, focuses on improvements to income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. In addition, the update includes certain other amendments to improve the effectiveness of income tax disclosures.
The guidance is effective for annual periods beginning after December 15, 2024, and should be applied prospectively, with retrospective application also permitted. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its financial statements and disclosures.
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
The following table reconciles the amounts below reported in the Consolidated Balance Sheets to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Cash and cash equivalents	$96,212	$14,621	$257,223
Restricted cash and restricted cash equivalents	107,853	115,329	116,357
Ending balance	$204,065	$129,950	$373,580
Restricted cash and restricted cash equivalents primarily includes funds received from State Farm Fire & Casualty Company (“State Farm”) (the “Opportunity Fund”), net of payments and inclusive of interest earned, in connection with the State Farm Strategic Investment (as defined and discussed in Note 10 “Equity”). Amounts within the Opportunity Fund are restricted for certain qualifying spend in accordance with the development agreement between State Farm and the Company (the “State Farm Development Agreement”). Use of the funds must be agreed to by State Farm and the Company. The remaining amount of restricted cash relates to the Company’s uncommitted receivables securitization financing agreement (the “2020 Receivables Facility”) (refer to Note 7 “Debt”).

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplementary Cash Flow Information
The following table summarizes supplementary cash flow information and material non-cash investing and financing transactions, excluding leases (refer to Note 14 “Leases”):

	Years Ended December 31,
(in thousands)	2024	2023	2022
Interest paid, net of interest income received(1)	$372,036	$522,775	$470,947
Payments (refunds) on income taxes, net	$21,700	$60,296	$22,654
Issuance of shares for acquisition of businesses(2)	$—	$—	$55,485
Contingent forward purchase contract(3)	$—	$—	$41,938
Forward share repurchase contract(4)	$104,175	$—	$—
___________________
(1)Includes finance leases and interest rate swaps. Refer to Note 8 “Derivative Financial Instruments.”
(2)Includes $40 million related to the Delayed Shares (as defined and discussed in Note 10 “Equity”) as a result of the ADT Solar Acquisition.
(3)The Company recorded a reduction to additional paid in capital as a result of the contingent forward purchase contract in connection with the Tender Offer (as defined and discussed in Note 10 “Equity”).
(4)In December 2024, the Company entered into an agreement with a non-affiliate individual to repurchase 15 million shares of Common Stock at a price per share of $6.95 to be settled in January 2025 (refer to Note 10 “Equity”). The Company recorded a liability and a reduction to additional paid-in capital as of December 31, 2024.
During 2024, the proceeds and repayments of long-term borrowings on the Consolidated Statements of Cash Flows include the impact of $704 million from amendments to the Company’s First Lien Credit Agreement (as defined and discussed in Note 7 “Debt”). In addition, proceeds and repayments of long-term borrowings include the impact of $32 million from amendments to the 2020 Receivables Facility.
During 2023, the proceeds and repayments of long-term borrowings on the Consolidated Statements of Cash Flows include the impact of $230 million from the refinancing of the First Lien Term Loan B due 2026 with the First Lien Term Loan B due 2030 (as defined and discussed in Note 7 “Debt”).
Prepaid Expenses and Other Current Assets

	December 31,
(in thousands)	2024	2023
Prepaid expenses	$53,036	$47,674
Contract assets (see Note 2 “Revenue and Receivables”)	19,164	15,365
Fair value of interest rate swaps (see Note 8 “Derivative Financial Instruments”)	56,164	74,974
Other current assets	82,249	104,179
Prepaid expenses and other current assets	$210,613	$242,192
Inventories, net
Inventories, net includes finished goods and work-in-progress.
Finished goods are primarily comprised of components and parts for the Company’s security systems. The Company records inventory at the lower of cost and net realizable value. Finished goods are presented net of an obsolescence reserve.
Work-in-progress is primarily comprised of certain costs incurred for installations of security system equipment sold outright to customers that have not been completed as of the balance sheet date. Work-in-progress is not material.
Property and Equipment, net
Property and equipment, net, is recorded at historical cost less accumulated depreciation, which is calculated using the straight-line method over the estimated useful lives of the related assets. Depreciation expense is reflected in depreciation and intangible asset amortization. Repairs and maintenance expenditures are expensed when incurred.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Useful Lives:

Buildings and related improvements	Up to 40 years
Leasehold improvements	Lesser of remaining term of the lease or economic useful life
Capitalized software	3 to 10 years
Machinery, equipment, and other	Up to 10 years
Net Carrying Amount:

	December 31,
(in thousands)	2024	2023
Land	$9,773	$10,313
Buildings and leasehold improvements	97,263	95,003
Capitalized software	574,644	518,850
Machinery, equipment, and other	162,631	158,086
Construction in progress	22,106	30,121
Finance leases	127,956	114,997
Accumulated depreciation	(747,190)	(673,712)
Property and equipment, net	$247,183	$253,658
Depreciation Expense:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Depreciation expense	$174,850	$176,407	$159,339
Subscriber System Assets, net and Deferred Subscriber Acquisition Costs, net
Subscriber system assets represent capitalized equipment and installation costs incurred in connection with transactions in which the Company retains ownership of the security system and are reflected in the Consolidated Balance Sheets as follows:

	December 31,
(in thousands)	2024	2023
Gross carrying amount	$6,878,490	$6,404,479
Accumulated depreciation	(3,897,329)	(3,398,543)
Subscriber system assets, net	$2,981,161	$3,005,936
Deferred subscriber acquisition costs represent selling expenses (primarily commissions) that are incremental to acquiring customers.
The Company records subscriber system assets and deferred subscriber acquisition costs in the Consolidated Balance Sheets as these assets represent probable future economic benefits for the Company through the generation of future monitoring and related services revenue. Upon customer termination, the Company may retrieve its subscriber system assets.
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation of subscriber system assets and amortization of deferred subscriber acquisition costs are reflected in depreciation and intangible asset amortization and selling, general, and administrative expenses, respectively, as follows:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Depreciation of subscriber system assets	$557,226	$545,041	$531,013
Amortization of deferred subscriber acquisition costs	$224,647	$188,222	$154,186
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
There were no material long-lived asset impairments during the periods presented.
Accrued Expenses and Other Current Liabilities

	December 31,
(in thousands)	2024	2023
Accrued interest	$107,116	$111,197
Payroll-related accruals	109,078	110,941
Opportunity Fund (see Note 10 “Equity”)	84,516	93,950
Accrued dividends	48,918	32,207
Forward share repurchase contract liability (see Note 10 “Equity”)	104,175	—
Other accrued liabilities	181,101	207,819
Accrued expenses and other current liabilities	$634,904	$556,114
Advertising Costs
Advertising costs are recognized in selling, general, and administrative expenses when incurred and were $105 million, $131 million, and $146 million during 2024, 2023, and 2022, respectively.
Included in advertising costs during 2024 and 2023 are certain joint marketing costs and reimbursements associated with the Google Success Funds as discussed in Note 13 “Commitments and Contingencies.”
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments
The Company’s financial instruments primarily consist of cash and cash equivalents, restricted cash and restricted cash equivalents, accounts receivable, retail installment contract receivables (“RICs”), accounts payable, debt, and derivative financial instruments. Due to their short-term and/or liquid nature, the fair values of cash, restricted cash, accounts receivable, and accounts payable approximate their respective carrying amounts.
Cash Equivalents - Included in cash and cash equivalents and restricted cash and restricted cash equivalents, as applicable from time to time, are investments in money market mutual funds. These investments are generally classified as Level 1 fair value measurements, which represent unadjusted quoted prices in active markets for identical assets or liabilities.
Investments in money market mutual funds were $90 million and $55 million as of December 31, 2024 and December 31, 2023, respectively.
Retail Installment Contract Receivables, net - The fair values of the Company’s RICs are determined using a discounted cash flow model and are classified as Level 3 fair value measurements.

	December 31,
	2024		2023
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Retail installment contract receivables, net	$669,326	$495,259	$673,635	$487,685
Long-Term Debt Instruments - The fair values of the Company’s debt instruments are determined using broker-quoted market prices, which represent quoted prices for similar assets or liabilities as well as other observable market data, and are classified as Level 2 fair value measurements. The carrying amounts of debt outstanding, if any, under the Company’s first lien revolving credit facility (the “First Lien Revolving Credit Facility”) and the 2020 Receivables Facility approximate their fair values, as interest rates on these borrowings approximate current market rates.

	December 31,
	2024		2023
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt instruments subject to fair value disclosures(1)	$7,637,631	$7,589,677	$7,756,049	$7,731,408
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
2.     REVENUE AND RECEIVABLES
Revenue
The Company generates revenue through contractual monthly recurring fees received for monitoring and related services, as well as the sale and installation of security systems.
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Disaggregated Revenue

	Years Ended December 31,
(in thousands)	2024	2023	2022
Sources of Revenue:
Recurring monthly revenue	$4,177,428	$4,069,921	$3,942,567
Other related services	116,049	109,077	110,481
Monitoring and related services	4,293,477	4,178,998	4,053,048

Amortization of deferred subscriber acquisition revenue	346,209	301,708	235,190
Installation revenue	258,760	172,118	93,666
Security installation, product, and other	604,969	473,826	328,856

Total revenue	$4,898,446	$4,652,824	$4,381,904
The Company allocates the transaction price to each performance obligation based on the relative standalone selling price, which is determined using observable internal and external pricing, profitability, and operational metrics. The Company’s performance obligations generally include monitoring, related services (such as maintenance agreements), as well as the sale and installation of a security system in outright sales transactions or a material right in transactions in which the Company retains ownership of the security system.
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
Company-Owned - In transactions in which the Company provides monitoring and related services but retains ownership of the security system (referred to as Company-owned), the Company’s performance obligations primarily include (i) monitoring and related services, which are recognized when these services are provided to the customer, and (ii) a material right associated with the one-time non-refundable fees incurred in connection with the initiation of a monitoring contract which the customer will not be required to pay again upon a renewal of the contract (referred to as deferred subscriber acquisition revenue).
Deferred subscriber acquisition revenue is amortized on a pooled basis over the estimated life of the customer relationship using an accelerated method consistent with the treatment of subscriber system assets and deferred subscriber acquisition costs and is reflected in security installation, product, and other revenue.
Remaining Performance Obligations
As of December 31, 2024, the remaining unsatisfied performance obligation relating to the provision of monitoring and related services is as follows (in thousands):

2025	2026	2027	2028	Thereafter	Total
$1,799,674	$999,973	$463,811	$144,877	$68,873	$3,477,208
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Company evaluates its allowance for credit losses on accounts receivable in pools based on customer type. The allowance for credit losses primarily relates to residential customers. For each customer pool, the allowance for credit losses is estimated based on the delinquency status of the underlying receivables and the related historical loss experience, as adjusted for current and expected future conditions, if applicable.
Changes in the Allowance for Credit Losses

	Years Ended December 31,
(in thousands)	2024	2023	2022
Beginning balance	$46,850	$27,815	$22,030
Provision for credit losses	158,346	130,407	83,047
Write-offs, net of recoveries(1)	(147,401)	(111,372)	(77,262)
Ending balance	$57,795	$46,850	$27,815
________________
(1)Recoveries were not material for the periods presented. As such, write-offs are presented net of recoveries.
Retail Installment Contract Receivables, Net
The Company’s RICs allow qualifying residential customers to pay the fees due at installation over a 12-, 24-, 36-, or 60-month interest-free period. The financing component of retail installment contract receivables is not significant.
Upon origination of a retail installment contract, the Company utilizes external credit scores to assess customer credit quality and determine eligibility. Subsequent to origination, the Company monitors the delinquency status of retail installment contract receivables as the key credit quality indicator. Delinquent billed RICs are not material.
The Company’s RICs are recorded at amortized cost less an allowance for credit losses not expected to be recovered. The allowance for credit losses is recognized at inception and reassessed each reporting period. The allowance for credit losses relates to retail installment contract receivables from outright sales transactions and is not material.

	December 31,
(in thousands)	2024	2023
Retail installment contract receivables, gross	$678,174	$674,827
Allowance for credit losses	(8,848)	(1,192)
Retail installment contract receivables, net	$669,326	$673,635
Balance Sheet Classification:
Accounts receivable, net	$260,224	$238,961
Other assets	409,102	434,674
Retail installment contract receivables, net	$669,326	$673,635

As discussed in Note 7 “Debt,” retail installment contract receivables, net, for which the Company grants a security interest as collateral for cash borrowings under the 2020 Receivables Facility were $575 million and $610 million, as of December 31, 2024 and 2023, respectively.
Contract Assets
Contract assets represent the Company’s right to consideration in exchange for goods or services transferred to the customer. The contract asset is reclassified to accounts receivable as additional services are performed and billed, which is when the Company’s right to the consideration becomes unconditional. This balance is primarily comprised of satisfied performance obligations related to the sale and installation of a system under an outright sale transaction.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has the right to bill customers as services are provided over time, which generally occurs over the course of a 24-, 36-, or 60-month period. There is no significant financing component.
The Company records an allowance for credit losses against its contract assets for amounts not expected to be recovered. The allowance is recognized at inception and is reassessed each reporting period. The allowance for credit losses on contract assets was not material for the periods presented.
Gross contract assets recognized by the Company were not material for the periods presented.

	December 31,
(in thousands)	2024	2023
Contract assets, gross	$46,031	$39,627
Allowance for credit losses	(5,221)	(9,025)
Contract assets, net	$40,810	$30,602
Balance Sheet Classification:
Prepaid expenses and other current assets	$19,164	$15,365
Other assets	21,646	15,237
Contract assets, net	$40,810	$30,602
3.    SEGMENT INFORMATION
As a result of the ADT Solar Exit and Commercial Divestiture, the Company reports results in a single operating and reportable segment, which reflects the continuing operations of the Company’s former CSB segment.
The Company’s CODM is its Chairman, President, and Chief Executive Officer. The CODM evaluates performance and allocates resources on a consolidated basis using various measures primarily through reviews of various operational performance packages, earnings releases, investor presentations, and the Company’s SEC filings, as well as through the approval of the Company’s annual budget and forecast.
The Company’s reported segment profit measure is net income (loss) as this measure is most consistent with the amounts included in the Consolidated Statements of Operations. In addition, segment assets reviewed by the CODM are reported on the Company’s Consolidated Balance Sheets as total assets.
The accounting policies of the Company’s reportable segment are the same as those of the Company.
The following presents a reconciliation to the Company’s net income (loss) as reported in the Consolidated Statements of Operations and includes segment revenues, significant segment expenses that are regularly provided to or easily computed from information regularly provided to the CODM, other segment expenses, and adjustments to reconcile to net income (loss).

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
(in thousands)	2024	2023	2022

Total segment revenue	$4,898,446	$4,652,824	$4,381,904

Less significant segment expenses:
Customer service costs(1)	409,680	387,314	393,425
Maintenance costs(1)	207,706	217,054	203,239
Security installation, product, and other costs	229,728	147,314	102,118
Selling costs, including commissions(2)	185,417	196,204	190,182
Amortization of deferred subscriber acquisition costs(2)	224,647	188,222	154,186
Advertising costs(2)	105,366	131,133	145,904
Provision for credit losses(2)	187,361	131,962	81,727
Other general and administrative costs(2)	708,979	664,182	696,662
Share-based compensation(2)	48,745	38,626	52,945
Depreciation and intangible asset amortization	1,342,798	1,335,484	1,599,810
Interest expense	450,939	586,088	277,144
Income tax expense (benefit)	195,780	160,585	87,692
Total significant segment expenses	4,297,146	4,184,168	3,985,034

Less other segment items(3)
Other items in SG&A(2)	15,831	(2,591)	26,675
Other, net	(33,921)	20,877	58,030
Total other segment items	(18,090)	18,286	84,705

Reconciliation of profit or loss:
(Income) loss from discontinued operations, net of tax(4)	118,337	(12,639)	179,502

Net income (loss)	$501,053	$463,009	$132,663
________________
(1)Included in monitoring and related services cost of revenue.
(2)Included in SG&A.
(3)Other segment items generally include other income and expenses and merger, restructuring, integration, and other charges as presented on the face of the Statements of Operations; as well as certain other items included in SG&A and interest income. Interest income is not material for all periods presented.
(4)Represents activity related to the Commercial and Solar Businesses, which are presented as discontinued operations.
Entity-Wide Disclosures
Revenue generated from customers outside of the U.S. is not material. As of December 31, 2024 and 2023, substantially all of the Company’s assets were located in the U.S.
The Company does not have any major customers given the high volume nature of the business. Refer to Note 2 “Revenue and Receivables” for further information on the Company’s products and services.
4.     DIVESTITURES
The Company may decide to divest portions of its business for various reasons, including efforts to focus on its remaining businesses. The Company presents discontinued operations for components of the business that are either disposed of through

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

sale (or qualify as held for sale), abandonment, or spin-off if these actions also represent a strategic shift that has or will have a major effect on the Company’s financial results.
Refer to Note 12 “Net Income (Loss) per Share” for basic and diluted earnings per share information associated with discontinued operations.
ADT Solar Exit
On January 19, 2024, after a strategic review of the business and continued macroeconomic and industry pressures, the Company’s board of directors (the “Board of Directors”) approved a plan to fully exit the Solar Business. As of June 30, 2024, substantially all operations of the Solar Business had ceased.
The ADT Solar Exit represented a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the Solar Business is presented as a discontinued operation in the Company’s Consolidated Statements of Operations and Consolidated Balance Sheets for the periods presented.
The Solar Business was previously reflected in the Solar reportable segment.
During the year ended December 31, 2024, the Company incurred aggregate exit charges of $88 million, which have been recognized within income (loss) from discontinued operations, net of tax related to (i) $33 million associated with the write-down and disposition of inventory and asset impairments, (ii) $29 million associated with the disposition of the existing installation pipeline, (iii) $13 million associated with employee separation costs, and (iv) $12 million associated with contract termination and other charges.
During the year ended December 31, 2024, the Company paid $22 million associated with the ADT Solar Exit primarily related to employee separation and other restructuring costs.
The following reconciliations represent the major classes of line items of the Solar Business presented within discontinued operations in the Consolidated Balance Sheets and Consolidated Statements of Operations and certain information in the Consolidated Statements of Cash Flows for the periods presented.
Balance Sheet Information

(in thousands)	December 31, 2024	December 31, 2023
Assets
Accounts receivable, net	$—	$20,270
Inventories, net	—	28,714
Prepaid expenses and other current assets	—	11,973
Total current assets of discontinued operations	—	60,957
Property and equipment, net	—	29,512
Other assets	—	13,767
Total assets of discontinued operations	$—	$104,236

Liabilities
Current maturities of long-term debt	$22	$8,551
Accounts payable	6,953	16,682
Deferred revenue	—	9,177
Accrued expenses and other current liabilities	24,788	45,201
Total current liabilities of discontinued operations	31,763	79,611
Long-term debt	32	9,893
Other liabilities	15,857	10,679
Total liabilities of discontinued operations	$47,652	$100,183

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statements of Operations Information

	Years Ended December 31,
(in thousands)	2024	2023	2022
Revenue	$21,254	$329,835	$786,426
Cost of revenue	65,678	256,784	501,710
Selling, general, and administrative expenses	67,366	191,841	314,545
Depreciation and intangible asset amortization	1,898	15,496	16,020
Merger, restructuring, integration, and other	34,000	23,213	7,292
Goodwill impairment	—	511,176	200,974
Other (income) and expense items	1,481	2,235	1,197
Income (loss) from discontinued operations before income taxes	(149,169)	(670,910)	(255,312)
Income tax benefit (expense)	39,096	156,000	50,010
Income (loss) from discontinued operations, net of tax	$(110,073)	$(514,910)	$(205,302)
Cash Flow Information

	Years Ended December 31,
(in thousands)	2024	2023	2022
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and intangible asset amortization	$1,898	$15,496	$16,020
Goodwill, intangible, and other asset impairments	$13,770	$515,730	$200,974
Cash flows from investing activities:
Purchases of property and equipment	$(80)	$(4,027)	$(9,826)

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
The Commercial Divestiture was completed on October 2, 2023, and the Company received net proceeds of approximately $1,585 million at the time of closing, subject to certain customary post-closing adjustments as set forth in the Commercial Purchase Agreement. In addition, the Company recognized a pre-tax gain on sale of approximately $630 million, which was recognized in income (loss) from discontinued operations during 2023. The Company used the majority of the net proceeds for debt redemption, as discussed in Note 7 “Debt.”
Additionally, as the agreed upon sale price was substantially higher than the carrying value of the Commercial Business, the Company did not record any impairments or adjustments when recognizing the disposal group at the lower of its carrying amount or fair value less cost to sell.
During 2024, the Company paid GTCR $21 million related to the settlement of post-closing adjustments, which is presented in cash flows from investing activities.
The Commercial Divestiture represented a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the Commercial Business is presented as a discontinued operation in the Company’s Consolidated Statements of Operations for the periods presented.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Commercial Business was previously reflected in the Commercial reportable segment.
The following reconciliations represent the major classes of line items of the Commercial Business within the Consolidated Statements of Operations and certain information within the Consolidated Statements of Cash Flows (excluding proceeds from the sale of business discussed above) for the periods presented.
Statements of Operations Information
During the year ended December 31, 2024, activity, net of tax, relating to the Commercial Divestiture was approximately $8 million primarily related to the settlement of post-closing adjustments.

	Years Ended December 31,
(in thousands)	2023	2022
Revenue	$1,035,048	$1,226,980
Cost of revenue	688,433	839,356
Selling, general, and administrative expenses	213,514	267,195
Depreciation and intangible asset amortization	37,691	77,745
Other income and expense items	19,174	6,016
Income (loss) from discontinued operations before gain on sale of business and income taxes	76,236	36,668
Gain on sale of business	629,980	—
Income (loss) from discontinued operations before income taxes	706,216	36,668
Income tax benefit (expense)	(178,667)	(10,868)
Income (loss) from discontinued operations, net of tax	$527,549	$25,800
Cash Flow Information

	Years Ended December 31,
(in thousands)	2023	2022
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and intangible asset amortization	$37,691	$77,745
Share-based compensation expense	$11,699	$13,069
Cash flows from investing activities:
Subscriber system asset expenditures	$(8,902)	$(29,230)
Purchases of property and equipment	$(4,399)	$(6,885)
Transition Services Agreement
In connection with the Commercial Divestiture, the Company entered into a Transition Services Agreement (the “Commercial TSA”), pursuant to which the Company and the Commercial Business will provide certain transitional services relating to ongoing support and other administrative functions to each other for a transitional period of up to 24 months after the closing of the Commercial Divestiture. Commercial TSA fees charged to the Commercial Business represent charges for internal labor as well as certain third-party costs identified in connection with providing such services. Income from the Commercial TSA is recognized in other income (expense), and expenses incurred by the Company to support the transition are recorded based on the nature of the expense. During 2024 and 2023, the Company recognized income from the Commercial TSA of $40 million and $12 million, respectively.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ADT Brand License and Intellectual Property Rights
The Company and GTCR entered into an agreement granting GTCR a license to continue to use the ADT brand and other Company trademarks for a period of twelve months to transition from Company branding (the “Brand License”). The Company has also agreed to a covenant not to assert a claim against GTCR for infringement of the Company's patents as of the Commercial Divestiture for products and services that were used in the Commercial Business prior to the Commercial Divestiture, and has provided GTCR with a paid-up, irrevocable, non-assignable (with limited exceptions) license to continue to use certain software and other Company intellectual property in the same manner. Royalty income is included in other income (expense) and was not material during 2024 and 2023.
Other Divestitures
During the periods presented, other divestiture activity not reflected as discontinued operations includes:
During 2023, proceeds related to disposal activities totaled $36 million, resulting in a gain on sale of $19 million recognized in SG&A.
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
In connection with the Canopy Investment, the Company entered into various commercial agreements (the “Canopy Commercial Agreements”), and the Company and Canopy are also parties to a trade name licensing agreement. These agreements terminated on December 1, 2024 as a result of the Canopy Termination. The impact to the consolidated financial statements from these agreements was not material.
6.     GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
There were no changes in the carrying amount of goodwill for the periods presented.
The previously reported accumulated goodwill impairment losses were associated with the Solar reporting unit, which is presented as a discontinued operation.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Intangible Assets

	December 31, 2024			December 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Contracts and related customer relationships(1)	$6,158,349	$(3,464,926)	$2,693,423	$5,571,456	$(2,937,245)	$2,634,211
Dealer relationships(2)	1,518,020	(697,324)	820,696	1,518,020	(618,154)	899,866
Other(3)	209,773	(202,793)	6,980	209,773	(199,357)	10,416
Total definite-lived intangible assets	7,886,142	(4,365,043)	3,521,099	7,299,249	(3,754,756)	3,544,493

Indefinite-lived intangible assets:
Trade name(4)	1,333,000	—	1,333,000	1,333,000	—	1,333,000
Intangible assets	$9,219,142	$(4,365,043)	$4,854,099	$8,632,249	$(3,754,756)	$4,877,493
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The change in the net carrying amount of contracts and related customer relationships was as follows:

	Years Ended December 31,
(in thousands)	2024	2023
Beginning balance	$2,634,211	$2,595,535
Customer contract additions, net of dealer charge-backs	586,994	564,652
Amortization	(527,782)	(525,676)
Other	—	(300)
Ending balance	$2,693,423	$2,634,211
During 2024 and 2023, the weighted-average amortization period for customer contract additions under the ADT Authorized Dealer Program and from other third parties was 15 years.
During 2024 and 2023, the Company purchased customer accounts from other third parties for an aggregate contractual purchase price of $98 million and $109 million, respectively, subject to reduction based on customer retention. The Company paid initial cash at the closings in the aggregate amounts of $81 million and $89 million, respectively, which is included in dealer generated customer accounts and bulk account purchases on the Consolidated Statements of Cash Flows.
Definite-Lived Intangible Asset Amortization Expense

	Years Ended December 31,
(in thousands)	2024	2023	2022
Definite-lived intangible asset amortization expense	$610,389	$613,679	$909,059
As of December 31, 2024, the estimated aggregate amortization expense on our existing intangible assets is expected to be as follows (in thousands):

2025	2026	2027	2028	2029	Thereafter
$575,002	$493,508	$427,736	$378,363	$342,846	$1,303,644
Goodwill and Indefinite-Lived Intangible Assets Impairment
Goodwill and indefinite-lived intangible assets are not amortized and are tested for impairment at least annually as of the first day of the fourth quarter of each year and more often if an event occurs or circumstances change which indicate it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. The Company may perform the impairment test for its reporting unit or indefinite-lived intangible asset through a qualitative assessment or elect to proceed directly to a quantitative impairment test, however, the Company may resume a qualitative assessment in any subsequent period if facts and circumstances permit.
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

environment, changes in economic conditions that significantly differ from the Company’s assumptions in timing or degree, volatility in equity and debt markets resulting in higher discount rates, and unexpected regulatory changes. As a result, there are inherent uncertainties related to these judgments and factors that may ultimately impact the estimated fair value determinations.
The Company performed a qualitative goodwill impairment test as of October 1, 2024. The Company concluded that it is more- likely-than-not that the fair value of the Company’s reporting unit exceeds its carrying value, and as a result, the Company did not perform a quantitative impairment test or record any goodwill impairment losses.
The Company did not record any goodwill impairment losses in income/(loss) from continuing operations during 2023 and 2022.
The Company previously recorded goodwill impairment charges associated with the Solar reporting unit which are now presented in income (loss) from discontinued operations, net of tax.
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
Under a quantitative approach, the Company estimates the fair value of an asset and compares it to its carrying amount. If the carrying amount exceeds fair value, an impairment loss is recognized in an amount equal to that excess. The estimated fair value of an indefinite-lived intangible asset is determined using a valuation approach that is based on the nature of the underlying asset.
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
As of October 1, 2024, the Company quantitatively tested the ADT trade name for impairment. Based on the results of the test, the Company did not record any impairment losses as the estimated fair value of the trade name substantially exceeded its carrying amount.
During 2023 and 2022, the Company did not record any impairment losses on its indefinite lived intangible asset.
Definite-Lived Intangible Asset Impairment
Definite-lived intangible asset impairments were not material during 2024, 2023 and 2022.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.     DEBT
The Company’s debt is comprised of the following (in thousands):

				Interest Payable	Balance as of December 31,
Debt Description	Issued	Maturity	Interest Rate(1)		2024	2023
First Lien Term Loan B due 2030	10/13/2023	10/13/2030	Term SOFR +2.00%	Quarterly	$1,984,090	$1,375,000
First Lien Revolving Credit Facility	3/16/2018	10/1/2029	Term SOFR +2.00%	Quarterly	—	—
Term Loan A Facility	3/14/2023	3/14/2028	Term SOFR +2.25%	Quarterly	—	625,625
First Lien Notes due 2024	4/4/2019	4/15/2024	5.250%	2/15 and 8/15	—	99,999
First Lien Notes due 2026	4/4/2019	4/15/2026	5.750%	3/15 and 9/15	1,350,000	1,350,000
First Lien Notes due 2027	8/20/2020	8/31/2027	3.375%	6/15 and 12/15	1,000,000	1,000,000
First Lien Notes due 2029	7/29/2021	8/1/2029	4.125%	2/1 and 8/1	1,000,000	1,000,000
Second Lien Notes due 2028	1/28/2020	1/15/2028	6.250%	1/15 and 7/15	1,300,000	1,300,000
ADT Notes due 2032	5/2/2016	7/15/2032	4.875%	1/15 and 7/15	728,016	728,016
ADT Notes due 2042	7/5/2012	7/15/2042	4.875%	1/15 and 7/15	21,896	21,896
2020 Receivables Facility(2)	3/5/2020	11/20/2029	Various	Monthly	407,901	436,004
Total debt principal, excluding finance leases					7,791,903	7,936,540
Plus: Finance lease obligations(3)					69,442	69,468
Less: Unamortized debt discount, net					(12,081)	(15,005)
Less: Unamortized deferred financing costs					(26,990)	(39,620)
Less: Unamortized purchase accounting fair value adjustment and other					(115,201)	(125,866)
Total debt					7,707,073	7,825,517
Less: Current maturities of long-term debt, net of unamortized debt discount					(195,791)	(312,061)
Long-term debt					$7,511,282	$7,513,456
__________________
(1)Interest rate as of December 31, 2024. Interest on the 2020 Receivables Facility is primarily based on the Secured Overnight Financing Rate (“SOFR”) +1.05% and Cost of Funds (“COF”) +0.95%.
(2)Maturity date for the 2020 Receivables Facility represents the final maturity of date of current loans borrowed under the facility.
(3)Refer to Note 14 “Leases” for additional information regarding the Company’s finance leases.
First Lien Credit Agreement
The Company’s first lien credit agreement dated as of July 1, 2015 (together with subsequent amendments and restatements, the “First Lien Credit Agreement”) includes a term loan (the “First Lien Term Loan B due 2030”) and a revolving credit facility (the “First Lien Revolving Credit Facility”).
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
The First Lien Term Loan B due 2030 requires scheduled quarterly amortization payments equal to 0.25% of its outstanding principal amount at the time of the December 2024 amendment, with the remaining balance payable at maturity. The Borrowers may make voluntary prepayments on the First Lien Term Loan B due 2030 at any time prior to maturity at par, subject to a 1.00% prepayment premium in the event of certain specified refinancing events at any time before June 2025.
Additionally, based on certain specified net first lien leverage ratios, the Borrowers may be required to make annual prepayments on the outstanding First Lien Term Loan B due 2030 with a percentage of the Company’s excess cash flow, as defined in the First Lien Credit Agreement, if the excess cash flow exceeds a certain specified threshold, which is 0% if our net first lien leverage ratio is less than or equal to 2.20 to 1.00. As of December 31, 2024, the Borrowers were not required to make an annual prepayment based on the Company’s excess cash flow.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The First Lien Term Loan B due 2030 bears interest at a rate equal to, at the Prime Borrower’s option, either (a) a term SOFR rate (“Term SOFR”) with a floor of zero or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50% per annum, (ii) the rate of interest per annum last quoted by The Wall Street Journal as the “Prime Rate” in the United States and (iii) the one-month adjusted term SOFR plus 1.00% per annum (“Base Rate”), in each case, plus an applicable margin of 2.00% per annum for Term SOFR loans and 1.00% per annum for Base Rate loans. Prime Borrower has elected the Term SOFR alternative to apply to borrowings of the First Lien Term Loan B due 2030.
The applicable margin for borrowings under the First Lien Revolving Credit Facility is 2.00% for Term SOFR loans (subject to a credit spread adjustment) and 1.00% for Base Rate loans, in each case, subject to adjustment pursuant to a leverage-based pricing grid, subject to two step downs to 1.75% and 1.50% based on a net first lien leverage ratio of 2.00 to 1.00 and 1.50 to 1.00, respectively. In addition, the Borrowers are required to pay a commitment fee of 0.20% to 0.30%, with step downs to 0.25% and 0.20% based on a net first lien leverage ratio of 2.00 to 1.00 and 1.50 to 1.00, respectively, with respect to the unused commitments under the First Lien Revolving Credit Facility. The First Lien Revolving Credit Facility is also subject to a springing maturity of 91 days prior to the maturity date of certain long-term indebtedness if, as of such date, the outstanding principal amount of such indebtedness exceeds $350 million.
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
Significant amendments and restatements related to the First Lien Credit Agreement during the periods presented were as follows:
•October 2023 - The Company redeemed approximately $1.3 billion of the then existing term loan (the “First Lien Term Loan B due 2026”) using net proceeds from the Commercial Divestiture.
•October 2023 - The Company amended and restated the First Lien Credit Agreement and refinanced the remaining outstanding balance of the First Lien Term Loan B due 2026 with a new $1,375 million 7-year First Lien Term Loan B due 2030.
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
•October 2024 - The Company amended and restated the First Lien Credit Agreement to extend the maturity date of the First Lien Revolving Credit Facility to October 2029 and obtain an additional $225 million of First Lien Revolving Credit Facility commitments. After giving effect to the amendment, the aggregate amount of commitments under the First Lien Revolving Credit Facility is $800 million. In addition, the amendment reduced the commitment fee in respect of the First Lien Revolving Credit Facility to 0.20% to 0.30% per annum in respect of the unutilized commitments thereunder, subject to two step-downs based on certain specified net first lien leverage ratios.
•December 2024 - The Company amended and restated the First Lien Credit Agreement, which reduced the interest rate on the First Lien Term Loan B due 2030 from Term SOFR +2.25% to Term SOFR +2.00%.
During 2024, proceeds and repayments of long-term borrowings on the Consolidated Statements of Cash Flows include the impact of $704 million from certain of the 2024 amendments described above. During 2023, proceeds and repayments of long-term borrowings on the Consolidated Statements of Cash Flows include the impact of $230 million from the October 2023 amendment described above.
In addition, debt issuance costs, loss on extinguishment of debt, and financing and consent fees were not material as a result of these amendments.
Subsequent event - On February 7, 2025, the Company issued a notice of partial redemption for $500 million of the First Lien Notes due 2026, which will be redeemed on March 9, 2025. Prior to the issuance of such notice, certain lenders provided

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

commitments that they will fund a new $600 million first lien seven-year term loan facility. The closing of this new facility, which remains subject to market and other customary conditions, is expected to occur on or around March 7, 2025. The Company intends to use proceeds of this new facility for the partial redemption of the First Lien Notes due 2026 among other general corporate purposes.
First Lien Revolving Credit Facility
As discussed above, during 2024, the Company extended the maturity date of the First Lien Revolving Credit Facility to October 2029, subject to a springing maturity of 91 days prior to the maturity date of certain long-term indebtedness if, as of such date, the outstanding principal amount of such indebtedness exceeds $350 million, and obtained an additional $225 million of First Lien Revolving Credit Facility commitments. After giving effect to the amendment, the aggregate amount of commitments under the First Lien Revolving Credit Facility is $800 million.
Significant borrowings and repayments under the First Lien Revolving Credit Facility during the periods presented were as follows:
•2024: The Company borrowed $365 million and repaid $365 million.
•2022: The Company borrowed $550 million and repaid $575 million.
As of December 31, 2024, the Company had $800 million in available borrowing capacity under the First Lien Revolving Credit Facility.
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
In May 2024, the Company exchanged $143 million of loans under its Term Loan A Facility for its First Lien Term Loan B due 2030, as discussed above. In addition, later that month, the Company redeemed the remaining outstanding principal balance of $474 million of its Term Loan A Facility, excluding accrued and unpaid interest, using proceeds under the First Lien Term Loan B due 2030, as discussed above. As a result, the Term Loan A Facility has been terminated.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

First Lien Notes due 2024
As of December 31, 2024, the Company fully redeemed the 5.250% first-priority senior secured notes due 2024 (the “First Lien Notes due 2024”) as a result of the following transactions:
•May 2023 - The Company redeemed $150 million principal amount of the outstanding First Lien Notes due 2024 for a redemption price of $150 million, excluding accrued and unpaid interest, using cash on hand.
•December 2023 - The Company redeemed $500 million principal amount of the outstanding First Lien Notes due 2024 for a redemption price of $500 million, excluding accrued and unpaid interest, using remaining net proceeds from the Commercial Divestiture and cash on hand.
•April 2024 - The Company redeemed the remaining outstanding principal balance of $100 million of the First Lien Notes due 2024 for a redemption price of $100 million, excluding accrued and unpaid interest, using proceeds from the Company’s First Lien Revolving Credit Facility.
First Lien Notes due 2026
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
Upon the occurrence of specified change of control events, the Company must offer to repurchase the First Lien Notes due 2026 at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the purchase date.
The indenture governing the First Lien Notes due 2026 also provides for customary events of default.
As discussed above, on February 7, 2025, the Company issued a notice of partial redemption for $500 million of the First Lien Notes due 2026, which will be redeemed on March 9, 2025.
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Second Lien Notes due 2028
The Company’s 6.250% second-priority senior secured notes due 2028 (the “Second Lien Notes due 2028”) are due at maturity, and since January 15, 2023, the Second Lien Notes due 2028 may be redeemed at the Company’s option in whole at any time or in part from time to time, at a redemption price equal to 100% (as of January 15, 2025) of the principal amount of the Second Lien Notes due 2028 redeemed and accrued and unpaid interest as of, but excluding, the redemption date.
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
During 2023, the Company redeemed the then-outstanding ADT Notes due 2023. The remaining outstanding ADT Notes are due at maturity, and may be redeemed, in whole at any time or in part from time to time, at a redemption price equal to the principal amount of the notes to be redeemed, plus a make-whole premium, plus accrued and unpaid interest as of, but excluding, the redemption date.
Additionally, upon the occurrence of specified change of control events, the Company must offer to repurchase the ADT Notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the purchase date.
The indentures governing the ADT Notes also provide for customary events of default.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant activity related to the ADT Notes due 2023 during the periods presented was as follows:
•March 2023 - The Company redeemed $600 million outstanding principal amount for a total redemption price of $600 million, excluding any accrued and unpaid interest, using the proceeds from the Closing Date Term Loan A Loans.
•June 2023 - The Company redeemed the remaining outstanding principal amount of $100 million for a total redemption price of $100 million, excluding any accrued and unpaid interest, using $50 million of proceeds from the Incremental Term Loan A Loans and the remaining from cash on hand.
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
Significant amendments to the 2020 Receivables Facility during the periods presented were as follows:
•May 2022 - Changed the benchmark rate from 1-month LIBOR to Daily SOFR, extended the scheduled termination date for the uncommitted revolving period from October 2022 to May 2023, and amended certain other terms to increase the advance rate on pledged collateral.
•March 2023 - Increased the borrowing capacity from $400 million to $500 million and extended the uncommitted revolving period from May 2023 to March 2024, among other things.
•March 2024 - The Company amended the agreement governing the 2020 Receivables Facility, pursuant to which the uncommitted revolving period was extended from March 2024 to April 2024.
•April 2024 - The Company further amended the agreement governing the 2020 Receivables Facility, pursuant to which, among other things, the borrowing capacity was increased from $500 million to $550 million and the uncommitted revolving period was extended from April 2024 to April 2025. In addition, proceeds and repayments from the receivables facility include the impact of $32 million from the amendments described above.
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
Proceeds and repayments from the 2020 Receivables Facility are presented in cash flows from financing activities on the Consolidated Statements of Cash Flows.
The impact to the Consolidated Statements of Operations from the 2020 Receivables Facility was primarily due to the allowance for credit losses and interest expense during the periods presented.
As of December 31, 2024, the Company had an uncommitted available borrowing capacity under the 2020 Receivables Facility of $142 million.

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
As of December 31, 2024 and 2023, the SPE’s assets and liabilities primarily consisted of a portion of the Company’s unbilled retail installment contract receivables, net, of $575 million and $610 million, respectively, and borrowings under the 2020 Receivables Facility as presented above.
Solar Receivables Facility
On August 2, 2023, Compass Solar Group, LLC (“Compass”) and ADT Solar Finance LLC (“ADT Solar Finance”), each an indirect wholly-owned subsidiary of ADT Inc. entered into a Receivables Financing Agreement with Mizuho Bank, Ltd. (the “Solar Receivables Financing Agreement”) to finance receivables generated by the installation of residential solar systems.
Prior to its expiration in August 2024, the Solar Receivables Financing Agreement, among other things, provided for an uncommitted revolving loan facility in the aggregate principal amount of up to $300 million which loans were to be secured by substantially all the assets of ADT Solar Finance (the “Solar Receivables Facility”). The Company did not borrow any amounts under the Solar Receivables Facility prior to its expiration.
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
As of December 31, 2024, the Company was in compliance with all financial covenant and other maintenance tests for all debt obligations.
Loss on Extinguishment of Debt
Loss on extinguishment of debt includes the payment of call and redemption premiums, the write-off of unamortized deferred financing costs and discounts, and certain other expenses associated with extinguishment of debt. During the periods presented, significant activity related to loss on extinguishment of debt was as follows:
•2023: Totaled $17 million and was primarily due to the write-off of unamortized discount and debt issuance costs associated with the partial redemption of the First Lien Term Loan B due 2026 and the refinancing of the First Lien Term Loan B due 2026.
Additional fees and other costs associated with financing transactions were not material during 2024, 2023, or 2022.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other
As of December 31, 2024, the aggregate annual maturities of debt, excluding finance leases, were as follows:

(in thousands)	2025	2026	2027	2028	2029	Thereafter	Total
Debt principal	$170,198	$1,499,939	$1,099,518	$1,367,345	$1,019,841	$2,635,062	$7,791,903
Interest expense (excluding interest income) during 2024, 2023, and 2022 on the Company’s debt, including finance leases, and interest rate swap contracts presented within interest expense, net, was $451 million, $586 million, and $277 million, respectively.
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
Interest Rate Swaps
In October 2019, and in connection with the refinancing of variable-rate debt under the First Lien Credit Agreement in September 2019, the Company terminated interest rate swap contracts with an aggregate notional amount of $3.8 billion, of which $2.8 billion were designated as cash flow hedges, and concurrently entered into new LIBOR-based interest rate swap contracts, which were, at the time, designated as cash flow hedges, with an aggregate notional amount of $2.8 billion and maturity of September 2026. These swaps contain an other-than-insignificant financing element due to their off-market terms at the inception of the swaps.
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
In March and April 2023, the Company entered into floating-to-fixed interest rate swaps with an aggregate notional amount of $300 million to partially hedge the Company’s then outstanding Term Loan A Facility.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2023, the Company entered into interest rate swaps with an aggregate notional amount of $700 million to offset the excess notional interest rate swaps as a result of the partial redemption of the First Lien Term Loan B due 2026. The changes in fair value associated with these swaps and the excess swaps are reflected in other income (expense).
Notional Amounts

(in thousands)			December 31,
Execution	Maturity	Designation	2024	2023
October 2019	September 2026	Not designated	$2,800,000	$2,800,000
March 2023	March 2028	Not designated	100,000	100,000
April 2023	March 2028	Not designated	200,000	200,000
December 2023	September 2026	Not designated	700,000	700,000
Total notional amount			$3,800,000	$3,800,000
Classification and Fair Value

	December 31,
Balance Sheet Classification (in thousands)	2024	2023
Prepaid expenses and other current assets	$56,164	$74,974
Other assets	$54,102	$76,493
Accrued expenses and other current liabilities	$1,466	$5,312
Other liabilities	$208	$1,325
Unrealized Gains (Losses)

	Years Ended December 31,
Statement of Operations Classification (in thousands)	2024	2023	2022
Interest expense, net	$(27,164)	$(22,174)	$301,851
Other income (expense)	$(17,996)	$(16,511)	$—
Changes in and Reclassifications out of AOCI

(in thousands)	Cash Flow Hedges
Balance as of December 31, 2021	$(71,267)
Pre-tax current period change	33,946
Income tax benefit (expense)	(8,192)
Balance as of December 31, 2022	(45,513)
Pre-tax current period change	42,295
Income tax benefit (expense)	(10,166)
Balance as of December 31, 2023	(13,384)
Pre-tax current period change	7,921
Income tax benefit (expense)	(1,913)
Balance as of December 31, 2024	$(7,376)
During 2023, the Company recorded $25 million to interest expense, net associated with the reclassification from AOCI of historical losses related to the de-designated interest rate swaps for which the cash flows were probable of not occurring as a result of the partial redemption of the Company’s then outstanding First Lien Term Loan B due 2026.
As of December 31, 2024, AOCI associated with previously designated cash flow hedges that is estimated to be reclassified to interest expense, net, within the next twelve months is not material.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The amounts and related disclosures below are based on the continuing operations of the Company, unless otherwise noted.
Components of Income Before Taxes

	Years Ended December 31,
(in thousands)	2024	2023	2022
United States	$808,476	$601,370	$401,746
Foreign	6,694	3,013	2,712
Income (loss) from continuing operations before income taxes and equity in net earnings (losses) of equity method investee	$815,170	$604,383	$404,458
Components of Income Tax Benefit (Expense)(1)

	Years Ended December 31,
(in thousands)	2024	2023	2022
Current:
Federal	$1,027	$(358)	$(184)
State	(13,829)	(57,024)	(28,100)
Foreign	(2,096)	(923)	(691)
Current income tax benefit (expense)	(14,898)	(58,305)	(28,975)

Deferred:
Federal	(105,711)	(136,457)	(43,203)
State	(33,702)	11,704	24,029
Foreign	(170)	(194)	(401)
Deferred income tax benefit (expense)	(139,583)	(124,947)	(19,575)
Income tax benefit (expense)	$(154,481)	$(183,252)	$(48,550)
___________________
(1)The components of tax benefit (expense) include both continuing and discontinued operations for all periods presented in accordance with Accounting Standards Codification (“ASC”) 740. This presentation is to reflect the Company’s tax structure and filings.
Income tax benefit (expense) is included in the Consolidated Statements of Operations as follows:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Continuing operations	$(195,780)	$(160,585)	$(87,692)
Discontinued operations	41,299	(22,667)	39,142
Income tax benefit (expense)	$(154,481)	$(183,252)	$(48,550)

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective Tax Rate Reconciliation
Reconciliations between the actual effective tax rate on continuing operations and the statutory U.S. federal income tax rate were as follows:

	Years Ended December 31,
	2024	2023	2022
Statutory federal tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefits	5.4%	6.1%	3.0%
Non-U.S. tax	0.3%	0.2%	0.3%
Non-deductible and non-taxable charges(1)	0.8%	1.0%	5.1%
Valuation allowance	—%	—%	(0.6)%
Unrecognized tax benefits	(4.0)%	(1.0)%	(2.3)%
Share-based compensation	0.1%	—%	(0.6)%
Non-deductible goodwill on dispositions	—%	0.7%	—%
Federal credits	0.1%	(0.6)%	(2.9)%
Acquisitions and dispositions	1.2%	(0.9)%	(0.2)%
Legislative changes	(0.4)%	0.6%	(2.1)%
Prior year return adjustments	(0.6)%	(0.6)%	1.1%
Other	0.1%	0.1%	(0.1)%
Effective tax rate	24.0%	26.6%	21.7%
___________________
(1)During 2022, primarily represents the impact related to the fair value adjustment of the Forward Contract.
Deferred Tax Assets and Deferred Tax Liabilities
The components of the Company's net deferred tax assets (liabilities) were as follows:

	December 31,
(in thousands)	2024	2023
Deferred tax assets:
Accrued liabilities and reserves	$94,084	$90,351
Tax loss and credit carryforwards	75,927	132,230
Disallowed interest carryforward	230,048	150,492
Deferred revenue	218,639	225,499
Other	91,892	112,194
Total deferred tax assets	710,590	710,766
Valuation allowance	(12,264)	(12,264)
Deferred tax assets, net of valuation allowance	$698,326	$698,502

Deferred tax liabilities:
Subscriber system assets	$(757,046)	$(761,203)
Intangible assets	(1,051,499)	(893,292)
Other	(56,994)	(71,196)
Total deferred tax liabilities	(1,865,539)	(1,725,691)
Net deferred tax assets (liabilities)	$(1,167,213)	$(1,027,189)

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The changes in the valuation allowance for deferred tax assets were as follows:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Beginning balance	$(12,264)	$(57,715)	$(60,157)
Income tax benefit (expense)(1)	—	43,277	2,428
Write-offs and other	—	2,174	14
Ending balance	$(12,264)	$(12,264)	$(57,715)
__________________
(1)During 2023, the change is primarily related to the utilization of capital loss carryforwards against which a valuation allowance was previously recorded. The utilization is attributable to capital gains generated in connection with the Commercial Divestiture.
As of December 31, 2024, the Company has no remaining financial statement federal net operating loss (“NOL”) carryforwards.
As of December 31, 2024, the Company’s valuation allowance for deferred tax assets was primarily related to capital loss carryforwards in Canada primarily generated in connection with the sale of ADT Canada during 2019.
The Tax Cuts and Jobs Act of 2017 introduced IRC Section 163(j), which limits the deductibility of interest expense and allows for the excess to be carried forward indefinitely. As of December 31, 2024, the Company has not recorded a valuation allowance against the disallowed interest carryforward as the Company believes it has sufficient sources of future taxable income to realize the related tax benefit.
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
The following is a roll-forward of unrecognized tax benefits:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Beginning balance	$48,823	$56,177	$66,221
Gross increase related to prior year tax positions	9,933	517	5,063
Gross decrease related to prior year tax positions	(5,108)	—	—
Decreases related to lapse of statute of limitation	(29,042)	(7,871)	(15,107)
Ending balance	$24,606	$48,823	$56,177
The Company’s unrecognized tax benefits relate to tax years that are subject to audit by the taxing authorities in the U.S. federal, state and local, and foreign jurisdictions. Based on the current tax statutes and status of its income tax audits, the

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company does not expect unrecognized tax benefits to change significantly in the next twelve months.
Open Tax Years by Jurisdiction

Jurisdiction	Years Open to Audit
Federal	2021 - 2023
State	2019 - 2023
Canada	2020 - 2023
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
Inflation Reduction Act - The Inflation Reduction Act (the “IRA”) was signed into law in August 2022. The IRA, among other provisions, implements (i) a 15% corporate alternative minimum tax (“CAMT”) on book income of corporations whose average annual adjusted financial statement income during the most recently-completed three-year period exceeds $1.0 billion, (ii) a 1% excise tax on net stock repurchases, and (iii) several tax incentives to promote clean energy including an extension of the investment tax credit. Both the CAMT and the excise tax provisions are effective for tax years beginning after December 31, 2022, and as of December 31, 2024, the Company does not anticipate any material impact.
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
Additionally, throughout 2022, the Company issued approximately 5.3 million shares of the Company’s Common Stock with a value of approximately $40 million related to the ADT Solar Acquisition (the “Delayed Shares”).
Repurchases of Common Stock
On January 24, 2024, the Company's Board of Directors announced a share repurchase plan (the “2024 Share Repurchase Plan”), pursuant to which the Company was authorized, but not obligated, to repurchase up to a maximum aggregate amount of $350 million of shares of the Company's Common Stock through January 29, 2025. The 2024 Share Repurchase Plan expired in January 2025 with $5 million authorized repurchases remaining.
Share repurchases under the 2024 Share Repurchase Plan were as follows:
•In March 2024, the Company repurchased and retired 15 million shares at a price per share of approximately $6.22 for an aggregate purchase price of $93 million in connection with an offering of the Company’s Common Stock.
•In October 2024, the Company repurchased and retired 16 million shares at a price per share of approximately $7.20 for an aggregate purchase price of $115 million in connection with an offering of the Company’s Common Stock.
•In October 2024, the Company repurchased and retired 5 million shares of Common Stock from a non-affiliate individual at a price per share of $6.40 for an aggregate purchase price of $32 million.
Subsequent events
In December 2024, the Company entered into an agreement with a non-affiliate individual to repurchase 15 million shares of Common Stock at a price per share of $6.95 for an aggregate purchase price of $104 million. The transaction settled in January 2025, and the Company retired the shares. As of December 31, 2024, the Company recorded a liability related to the forward share repurchase contract and a reduction to additional paid-in capital.
In February 2025, the Company’s Board of Directors announced a share repurchase plan (the “2025 Share Repurchase Plan”), pursuant to which the Company is authorized to repurchase, through April 30, 2026, up to a maximum aggregate amount of $500 million of shares of Common Stock. The 2025 Share Repurchase Plan allows the Company to purchase Common Stock from time to time in one or more open market or privately negotiated transactions, including pursuant to Rule 10b5-1 or Rule 10b-18 of the Exchange Act, or pursuant to one or more accelerated share repurchase agreements, subject to certain requirements and factors.
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
In December 2023, the Company and Google amended the Google Investor Rights Agreement to extend the Google Lock-up Period through June 2025, or earlier if (i) the Google Commercial Agreement (as defined in Note 13 “Commitments and Contingencies”) has been terminated under certain specified circumstances or (ii) the Google Cloud Master Agreement (as defined in Note 13 “Commitments and Contingencies”) has been validly terminated for any reason other than Google's uncured material breach.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

State Farm Transaction
State Farm Strategic Investment
On September 5, 2022, the Company entered into a securities purchase agreement (the “State Farm Securities Purchase Agreement”) with State Farm, pursuant to which the Company agreed to issue and sell in a private placement to State Farm 133 million shares of the Company’s Common Stock (the “State Farm Shares”) at a per share price of $9.00 for an aggregate purchase price of $1.2 billion (the “State Farm Strategic Investment”). The transaction closed on October 13, 2022 (the “Closing”).
Additionally, on September 12, 2022, in connection with the State Farm Strategic Investment, the Company commenced a tender offer (discussed below) to purchase up to 133 million shares of the Company’s Common Stock (including shares issued upon conversion of shares of Class B Common Stock ) (the “Tender Shares”) at a price of $9.00 per share (the “Tender Offer”) using proceeds from the State Farm Strategic Investment.
After the Closing and the Tender Offer, State Farm owned approximately 15% of the Company’s issued and outstanding Common Stock (assuming conversion of Class B Common Stock) and became a related party.
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
Pursuant to the terms of the State Farm Investor Rights Agreement, State Farm will also be bound by customary transfer and standstill restrictions and drag-along rights, and be afforded customary registration rights with respect to the State Farm Shares. In particular, State Farm (a) will be prohibited, subject to certain customary exceptions, from transferring any of the State Farm Shares until the earlier of (i) October 13, 2025, and (ii) the date on which the development agreement with State Farm (the “State Farm Development Agreement”) has been validly terminated, other than in the event of termination by the Company for a material breach thereof by State Farm, and (b) will be subject to certain standstill restrictions, including that State Farm will be restricted from acquiring additional equity securities of the Company if such acquisition would result in State Farm (and its affiliates) acquiring beneficial ownership in excess of 18% of the issued and outstanding Common Stock, taking into account on an as-converted basis the issued and outstanding Class B Common Stock, until five days after the date that no designee of State Farm serves on the Board of Directors and State Farm has no rights (or has irrevocably waived its right) to nominate a designee to the Board of Directors. Notwithstanding the standstill restrictions described above, State Farm will not be restricted from acquiring shares of Common Stock or other equity securities of the Company from Prime Security Services TopCo Parent, L.P. and its affiliates so long as State Farm and its affiliates would not, subject to certain exceptions, beneficially own in excess

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of 25% of the issued and outstanding Common Stock, taking into account on an as-converted basis the issued and outstanding Class B Common Stock, as a result of such acquisition.
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
Additionally at the Closing, the Company received $100 million of the Opportunity Fund, which is restricted until such time as the Company uses the funds in accordance with the State Farm Development Agreement. The Company’s use of the funds is also subject to approval by State Farm. The Company recorded the cash received from the Opportunity Fund as restricted cash and a corresponding liability, which is reflected in accrued expenses and other current liabilities.
Refer to Note 16 “Related Party Transactions” for more information on the Opportunity Fund.
Dividends
Stockholders are entitled to receive dividends when, as, and if declared by the Company’s Board of Directors out of funds legally available for that purpose.

(in thousands, except per share data)			Common Stock		Class B Common Stock
Declaration Date	Record Date	Payment Date	Per Share	Aggregate	Per Share	Aggregate
Year Ended December 31, 2024
1/24/24	3/14/24	4/4/24	$0.055	$47,059	$0.055	$3,011
4/25/24	6/13/24	7/9/24	0.055	47,137	0.055	3,011
8/1/24	9/13/24	10/4/24	0.055	47,146	0.055	3,011
10/24/24	12/12/24	1/9/25	0.055	46,012	0.055	3,011
Total			$0.220	$187,354	$0.220	$12,044
Year Ended December 31, 2023
2/28/23	3/16/23	4/4/23	$0.035	$30,342	$0.035	$1,916
5/2/23	6/15/23	7/6/23	0.035	30,256	0.035	1,916
8/8/23	9/15/23	10/4/23	0.035	30,405	0.035	1,916
11/2/23	12/14/23	1/9/24	0.035	30,358	0.035	1,916
Total			$0.140	$121,361	$0.140	$7,664
During 2022, the Company declared aggregate dividends of $0.14 per share on Common Stock ($120 million) and $0.14 per share on Class B Common Stock ($8 million).
Subsequent Event - On February 27, 2025, the Company announced a dividend of $0.055 per share to holders of Common Stock and Class B Common Stock of record on March 13, 2025, which will be distributed on or about April 3, 2025.
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.     SHARE-BASED COMPENSATION
The Company grants share-based compensation awards to participants under the 2016 Equity Incentive Plan (the “2016 Plan”) and the 2018 Omnibus Incentive Plan (the “2018 Plan”). Share-based compensation expense is recognized in the Consolidated Statements of Operations as follows:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Selling, general, and administrative expenses	$48,745	$38,626	$52,945
Income (loss) from discontinued operations, net of tax	(132)	12,511	13,621
Total share-based compensation expense	$48,613	$51,137	$66,566
The following discussion of the Company’s share-based compensation awards includes awards related to continuing and discontinued operations, unless otherwise noted.
2016 Plan
As of December 31, 2024, the Company is authorized to issue no more than approximately 5 million shares of Common Stock by the exercise or vesting of granted awards under the 2016 Plan. The Company does not expect to issue additional awards under the 2016 Plan. Unrecognized share-based compensation expense as of December 31, 2024 and share-based compensation expense for awards granted under the 2016 Plan were not material during the periods presented.
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
The Class B Unit Redemption resulted in a modification of the Class B Units, whereby each holder received both vested and unvested Distributed Shares in the same proportion as the holder’s vested and unvested Class B Units held immediately prior to the IPO. As a result of the Class B Unit Redemption, holders of Class B Units received a total of 20.6 million shares of the Company’s Common Stock, of which 50% were subject to the same vesting conditions under the Class B Unit Service Tranche (the “Distributed Shares Service Tranche”), which were subject to ratable service-based vesting over a five-year period, and 50% were subject to the same vesting conditions under the Class B Unit Performance Tranche (the “Distributed Shares Performance Tranche”), which were based on the achievement of certain investment return thresholds by Apollo. The Distributed Shares also have certain other restrictions pursuant to the terms and conditions of the Company’s Amended and Restated Management Investor Rights Agreement (the “MIRA”). The MIRA was last amended on August 1, 2024.
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes activity related to the Distributed Shares Performance Tranche during 2024:

	Number of Distributed Shares	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2023	9,194,312	$13.05
Vested(1)	(2,509,806)	13.08
Forfeited	—	—
Unvested as of December 31, 2024	6,684,506	$10.44
________________________
(1)    During the second quarter of 2024, certain of the Distributed Shares were modified in a manner that resulted in such awards immediately vesting.
2018 Plan
In January 2018, the Company approved the 2018 Plan, which became effective upon consummation of the IPO. During 2024, the Company amended the 2018 Plan to increase the number of authorized common shares to be issued under the 2018 Plan by 50 million shares. As of December 31, 2024, the 2018 Plan, as amended, authorizes the issuance of no more than approximately 138 million shares of Common Stock by the exercise or vesting of granted awards, which are generally stock options and restricted stock units (“RSUs”). The Company satisfies the exercise of options and the vesting of RSUs through the issuance of authorized but previously unissued shares of Common Stock.
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes activity related to the Top-up Options:

	Service Tranche		Performance Tranche
	Number of Top-up Options	Weighted-Average Exercise Price	Number of Top-up Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value(1) (in thousands)	Weighted-Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2023	5,955,254	$13.30	5,641,244	$13.30
Exercised	—	—	—	—
Forfeited	—	—	(16,643)	13.30
Outstanding as of December 31, 2024	5,955,254	$13.30	5,624,601	$13.30	—	3.0
Exercisable as of December 31, 2024(b)	5,955,254	$13.30	1,586,252	$13.30	—	3.0
________________________
(1) The intrinsic value represents the amount by which the fair value of the Company’s Common Stock exceeds the option exercise price as of December 31, 2024.
(2) During the second quarter of 2024, certain of the Top-up Options in the performance tranche were modified in a manner that resulted in such awards immediately vesting and becoming exercisable.
Options
Options granted under the 2018 Plan are primarily service-based awards that vest over a three-year period from the date of grant, have an exercise price equal to the closing price per share of the Company’s Common Stock on the date of grant, as adjusted in accordance with 2018 Plan provisions, and have a contractual term of ten years from the date of grant.
No options were granted under the 2018 Plan during 2023 or 2022.
The Company used a binomial lattice model to determine the grant date fair value for options granted during 2024 and included the following assumptions:

Expected exercise term (years)	7
Expected volatility(1)	49.9%
Expected dividend yield(2)	3.4%
Risk-free interest rate(3)	4.0%
________________________
(1)    Estimated using historical and implied stock price volatility of the Company.
(2)    Calculated by taking the annual dividend run-rate and dividing by the stock price at date of grant.
(3)    Based on the U.S. Treasury yield curve.
The weighted-average grant date fair value for the options granted during 2024 was $2.56.
The following table summarizes activity related to 2018 Plan options during 2024:

	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value(1) (in thousands)	Weighted-Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2023	16,828,305	$6.70
Granted	6,831,794	6.51
Exercised	(1,907,455)	5.37
Forfeited	(502,934)	6.49
Outstanding as of December 31, 2024	21,249,710	$6.77	$18,048	5.9
Exercisable as of December 31, 2024	14,568,776	$7.83	$14,322	4.1
________________________
(1) The intrinsic value represents the amount by which the fair value of the Company’s Common Stock exceeds the option exercise price as of December 31, 2024.
Share-based compensation expense associated with options granted under the 2018 Plan was not material during the periods presented. In addition, the cash flow and the intrinsic value of options exercised were not material during the periods presented.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2024, unrecognized compensation cost related to options was not material.
Restricted Stock Units
RSUs granted under the 2018 Plan are primarily service-based awards with a three-year graded vesting period from the date of grant. The fair value is equal to the closing price per share of the Company’s Common Stock on the date of grant.
The following table summarizes activity related to the 2018 Plan RSUs (including DEUs) during 2024:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2023	9,237,384	$7.66
Granted	5,155,150	6.65
Vested	(4,792,066)	7.72
Forfeited	(1,336,453)	6.96
Unvested as of December 31, 2024	8,264,015	$7.14
During 2024, 2023, and 2022, total share-based compensation expense associated with RSUs granted under the 2018 Plan was $25 million, $47 million, and $55 million, respectively, the majority of which relates to the Company’s continuing operations. The weighted-average grant date fair value of RSU’s granted during 2023 and 2022 was $7.56 and $7.85, respectively.
During 2024, 2023, and 2022, the fair value of RSUs (including DEUs) that vested and converted to shares of Common Stock on their respective vesting dates was approximately $34 million, $56 million, and $59 million, respectively.
As of December 31, 2024, unrecognized compensation cost related to RSUs granted under the 2018 Plan was $27 million, which will be recognized over a period of approximately 1.9 years.
Other
During the second quarter of 2024, the Company modified certain share-based compensation awards and recorded additional share-based compensation expense of $13 million in 2024 associated with these modifications.
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
(in thousands, except per share amounts)	2024	2023	2022
Allocation of income (loss) from continuing operations - basic	$581,980	$423,503	$293,331
Dilutive effect(1)	13,671	8,885	8,428
Allocation of income (loss) from continuing operations - diluted	$595,651	$432,388	$301,759

Allocation of income (loss) from discontinued operations, net of tax - basic	$(111,197)	$11,885	$(168,676)
Dilutive effect(1)	—	—	—
Allocation of income (loss) from discontinued operations, net of tax - diluted	$(111,197)	$11,885	$(168,676)

Weighted-average shares outstanding - basic	846,521	856,843	848,465
Dilutive effect(1)	62,179	62,306	66,604
Weighted-average shares outstanding - diluted	908,700	919,149	915,069

Income (loss) from continuing operations per share - basic	$0.69	$0.49	$0.35
Income (loss) from continuing operations per share - diluted	$0.66	$0.47	$0.33

Income (loss) from discontinued operations, net of tax, per share - basic	$(0.13)	$0.01	$(0.20)
Income (loss) from discontinued operations, net of tax, per share - diluted	$(0.12)	$0.01	$(0.18)
________________
(1)    Includes conversion of Class B Common Stock. 20 million, 17 million, and 15 million potential shares of Common Stock were excluded during 2024, 2023, and 2022, respectively, from the diluted earnings per share calculations because their effects would have been anti-dilutive.
The basic and diluted earnings per share computations for Common Stock exclude approximately 7 million, 9 million, and 9 million unvested shares during 2024, 2023, and 2022, respectively, as their vesting is contingent upon achievement of certain performance requirements which had not been met during the respective periods.
Class B Common Stock

	Years Ended December 31,
(in thousands, except per share amounts)	2024	2023	2022
Allocation of income (loss) from continuing operations - basic	$37,410	$26,867	$18,834
Dilutive effect(1)	(1,627)	(1,221)	(764)
Allocation of income (loss) from continuing operations - diluted	$35,783	$25,646	$18,070

Allocation of income (loss) from discontinued operations, net of tax - basic	$(7,140)	$754	$(10,826)
Dilutive effect(1)	—	—	—
Allocation of income (loss) from discontinued operations, net of tax - diluted	$(7,140)	$754	$(10,826)

Weighted-average shares outstanding - basic	54,745	54,745	54,745
Dilutive effect(1)	—	—	—
Weighted-average shares outstanding - diluted	54,745	54,745	54,745

Income (loss) from continuing operations per share - basic	$0.69	$0.49	$0.35
Income (loss) from continuing operations per share - diluted	$0.66	$0.47	$0.33

Income (loss) from discontinued operations, net of tax, per share - basic	$(0.13)	$0.01	$(0.20)
Income (loss) from discontinued operations, net of tax, per share - diluted	$(0.12)	$0.01	$(0.18)
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
The following table provides the Company’s contractual obligations (excluding the Google agreements discussed separately below) as of December 31, 2024 (in thousands):

2025	2026	2027	2028	2029	Thereafter	Total
$367,036	$111,562	$39,210	$31,515	$11,593	$—	$560,916
During the fourth quarter of 2023, the Company entered into an agreement with one of its vendors to purchase at least $190 million of security system equipment and components through March 2025. During 2024, the Company increased its commitment by approximately $180 million and extended the commitment period through December 2025. This commitment is also satisfied through purchases made by the Company’s dealer network. Included in the table above is approximately $172 million remaining under this commitment as of December 31, 2024.
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
During 2024 and 2023, $30 million and $40 million, respectively, of the Google Success Funds were reimbursed to the Company primarily for certain joint marketing and customer acquisition expenses incurred by the Company, substantially all of which was recorded as a reduction of advertising costs.
Google Cloud Agreement Addendum
In December 2023, the Company and Google entered into an addendum to the Company’s existing agreement with Google for using Google cloud services (the “Google Cloud Agreement Addendum”), pursuant to which Google has agreed to provide certain credits, discounts, and other incentives for use of the Google Cloud Platform to the Company, and the Company has committed to purchasing $200 million of Google Cloud Platform services over seven years (through December 2030), with an aggregate of $35 million in the first two years, an aggregate of $65 million in the next two years after that, and an aggregate of $100 million in the last three years of the commitment. The Company may elect to cancel the commitment in return for a cancellation fee of 30% of the total remaining commitment amount and loss of any discounts, remaining credits, or other incentives provided under the Google Cloud Agreement Addendum.
As of December 31, 2024, the Company is on track to meet these commitments.
Guarantees
In the normal course of business, the Company is liable for contract completion and product performance. The Company’s guarantees primarily relate to standby letters of credit related to its insurance programs and totaled $74 million and $78 million as of December 31, 2024 and 2023, respectively. The Company does not believe such obligations will materially affect its financial position, results of operations, or cash flows.
Subsequent event - In February 2025, $21 million of the Company’s guarantees were relinquished.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
As of December 31, 2024 and 2023, the Company’s accrual for ongoing claims and lawsuits within the scope of an insurance program totaled $94 million and $110 million, respectively, including amounts related to discontinued operations. The Company’s accrual related to ongoing claims and lawsuits not within the scope of an insurance program is not material.
14.     LEASES
Company as Lessee
As part of normal operations, the Company leases real estate, vehicles, and equipment from various counterparties with lease terms and maturities through 2034, primarily through its main operating entity, ADT LLC. For these transactions, the Company applies the practical expedient to not separate the lease and non-lease components and accounts for the combined component as a lease. Additionally, the Company’s right-of-use assets and lease liabilities include leases with initial lease terms of 12 months or less.
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Right-of-Use Assets and Lease Liabilities

(in thousands)			December 31,
Presentation and Classification:			2024	2023
Operating	Current	Prepaid expenses and other current assets	$80	$68
Operating	Non-current	Other assets	80,768	85,649
Finance	Non-current	Property and equipment, net(1)	61,827	65,368
Total right-of-use assets			$142,675	$151,085

Operating	Current	Accrued expenses and other current liabilities	$18,811	$13,035
Finance	Current	Current maturities of long-term debt	25,593	25,741
Operating	Non-current	Other liabilities	77,884	80,189
Finance	Non-current	Long-term debt	43,849	43,727
Total lease liabilities			$166,137	$162,692
_________________
(1) Finance right-of-use assets are recorded net of accumulated depreciation of approximately $66 million and $50 million as of December 31, 2024 and 2023, respectively.
Lease Cost

	Years Ended December 31,
(in thousands)	2024	2023	2022
Operating lease cost	$27,615	$31,756	$33,574
Finance lease cost:
Amortization of right-of-use assets	21,661	14,432	10,818
Interest on lease liabilities	4,528	2,466	1,689
Variable lease costs	35,017	36,273	42,899
Total lease cost	$88,821	$84,927	$88,980
Cash Flow and Supplemental Information(1)

	Years Ended December 31,
(in thousands)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating leases:
Operating cash flows	$23,574	$42,883	$47,708
Finance Leases:
Operating cash flows	$4,686	$4,940	$3,680
Financing cash flows	$29,023	$43,733	$44,978

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$20,127	$41,338	$49,193
Finance leases	$35,451	$79,273	$48,439
__________________
(1)Includes both continuing and discontinued operations consistent with the presentation on the Consolidated Statements of Cash Flows.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease Term and Discount Rate

	December 31,
	2024	2023
Weighted-average remaining lease term (years):
Operating leases	5.4	5.9
Finance leases	2.7	3.2
Weighted-average discount rate:
Operating leases	6.2%	6.1%
Finance leases	6.1%	5.9%
Maturity of Lease Liabilities

	December 31, 2024
(in thousands)	Operating Leases	Finance Leases
2025	$20,443	$33,369
2026	24,658	22,529
2027	20,975	16,195
2028	16,255	2,809
2029	11,276	1
Thereafter	23,422	—
Total lease payments (including interest)	$117,029	$74,903
Less interest	20,334	5,461
Total	$96,695	$69,442
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
15.     RETIREMENT PLANS
Defined Contribution Plans
The Company maintains qualified defined contribution plans, which include 401(k) matching programs. Expense for the defined contribution plans is computed as a percentage of participants’ compensation and was $29 million, $30 million, and $31 million during 2024, 2023, and 2022, respectively.
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Defined Benefit Plans
Prior to termination during 2024, the Company provided a defined benefit pension plan and certain other postretirement benefits to certain employees, which were frozen and were not material to the Company’s consolidated financial statements. During 2023, the Company took actions to terminate the defined benefit pension plan. The termination was effective December 31, 2023, and the wind down of the plan and distribution of assets occurred in the fourth quarter of 2024 through a combination of lump sum cash distributions to certain plan participants and the purchase of non-participating annuity contracts for the remainder of the plan participants, all of which resulted in the full settlement of the Company’s defined benefit pension plan obligations as of December 31, 2024. Cash contributions of approximately $8 million were made to fully fund the plan and effectuate the settlement. Charges primarily resulting from the write-off of amounts previously recorded in AOCI as well as other expenses associated with the settlement of the Company’s defined benefit pension plan were not material.
As of December 31 2023, the fair value of pension plan assets was $51 million and the fair value of projected benefit obligations was $59 million. As a result, the plan was underfunded by approximately $8 million as of December 31, 2023 and was recorded as a net liability.
Net periodic benefit cost associated with these plans was not material during the periods presented.
Deferred Compensation Plan
The Company maintains a non-qualified supplemental savings and retirement plan, which permits eligible employees to defer a portion of their compensation. Deferred compensation liabilities are reflected in other liabilities and were $34 million and $31 million as of December 31, 2024 and 2023, respectively. Deferred compensation expense was not material during the periods presented.
16.     RELATED PARTY TRANSACTIONS
The Company’s related party transactions primarily relate to products and services received from, or monitoring and related services provided to, other entities affiliated with Apollo, as well as, from time to time, certain transactions between the Company and Apollo and State Farm.
Other than as described below, there were no significant related party transactions during the periods presented.
Apollo
Offerings and Share Repurchases
On March 6, 2024, the Company and certain entities managed by affiliates of Apollo Global Management, Inc. (the “Selling Stockholders”) entered into an underwriting agreement (the “March 2024 Underwriting Agreement”) with Morgan Stanley & Co. LLC and Barclays Capital Inc., as representatives of the underwriters named therein, including Apollo Global Securities, LLC, an affiliate of Apollo (collectively, the “March 2024 Underwriters”), in connection with the offer and sale by the Selling Stockholders (the “March 2024 Offering”) of 65 million shares of the Company’s Common Stock, and, at the option of the March 2024 Underwriters, up to an additional 9.75 million shares of Common Stock (the “March 2024 Underwriters’ Option”).
•As part of the March 2024 Offering, the Company purchased 15 million shares of Common Stock under its 2024 Share Repurchase Plan from the March 2024 Underwriters (the “March 2024 Share Repurchase”). The Company paid approximately $93 million (or approximately $6.22 per share) for the March 2024 Share Repurchase, which was the same per share price paid by the March 2024 Underwriters to the Selling Stockholders.
•The March 2024 Offering and the March 2024 Share Repurchase closed on March 11, 2024. On March 15, 2024, the March 2024 Underwriters exercised the March 2024 Underwriters’ Option in full, which subsequently closed on March 19, 2024. The Company did not pay any underwriting fees in connection with the March 2024 Share Repurchase, including on behalf of the Selling Stockholders or otherwise.
On October 28, 2024, the Company and the Selling Stockholders entered into an underwriting agreement (the “October 2024 Underwriting Agreement”) with Barclays Capital Inc., Citigroup Global Markets Inc., and BTIG, LLC, as representatives of the underwriters named therein, (collectively, the “October 2024 Underwriters”), in connection with the offer and sale by the Selling Stockholders (the “October 2024 Offering”) of 56 million shares of the Company’s Common Stock, and, at the option of the October Underwriters, up to an additional 8.4 million shares of Common Stock (the “October 2024 Underwriters’ Option”).

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•As part of the October 2024 Offering, the Company purchased 16 million shares of Common Stock under its 2024 Share Repurchase Plan from the October 2024 Underwriters (the “October 2024 Share Repurchase”). The Company paid approximately $115 million (or approximately $7.20 per share) for the October 2024 Share Repurchase, which was the same per share price paid by the October 2024 Underwriters to the Selling Stockholders.
•The October 2024 Offering and the October 2024 Share Repurchase closed on October 30, 2024. On November 6, 2024, the October 2024 Underwriters exercised the October 2024 Underwriters’ Option in full, which subsequently closed on November 8, 2024. The Company did not pay any underwriting fees in connection with the October 2024 Share Repurchase, including on behalf of the Selling Stockholders or otherwise.
All the shares in the Offerings were sold by the Selling Stockholders. The Company did not receive any of the proceeds from the sale of shares by the Selling Stockholders in the Offerings. The March 2024 and October 2024 repurchases (collectively, “Repurchases”) are reflected as a reduction to additional paid-in-capital and as a financing cash outflow.
Other
During 2023, the Company incurred fees to Apollo of $1 million related to Apollo’s performance of placement agent services related to the initial funding of the Term Loan A Facility.
State Farm
As discussed in Note 10 “Equity,” State Farm is a related party as it owns more than 10% of the Company’s issued and outstanding Common Stock.
As of December 31, 2024 and 2023, the balance in the portion of the Opportunity Fund held by the Company was $85 million and $94 million, respectively.
State Farm customers can receive ADT home security products and professional monitoring at a reduced cost. In connection with this arrangement, the Company receives a subsidy from State Farm through the Opportunity Fund.
During 2024 and 2023, payments from the Opportunity Fund were $14 million and $11 million, respectively, related to marketing, the subsidy discussed above, and taxes. Interest earned on the Opportunity fund was not material.
Canopy
Prior to the Canopy Termination during 2023, Canopy was considered a related party under GAAP as the Company accounted for its investment under the equity method of accounting. Except for as described in Note 5 “Equity Method Investments,” there were no other significant transactions with Canopy during the periods presented.
Sunlight Financial LLC
In connection with the Company’s former Solar Business, the Company used Sunlight Financial LLC (“Sunlight”), an entity affiliated with Apollo, to access certain loan products. As of December 2023, Sunlight was no longer affiliated with Apollo, and as a result, is no longer a related party.
During 2023 and 2022, total loans funded by Sunlight were approximately $78 million and $436 million, respectively, and the Company incurred $13 million and $54 million, respectively, of financing fees.
Rackspace
During October 2020, the Company entered into a master services agreement with Rackspace US, Inc. (“Rackspace”), an entity affiliated with Apollo, for the provision of cloud storage, equipment, and services to facilitate the implementation of the Company’s cloud migration strategy for certain applications.
The master services agreement included a minimum purchase commitment of $50 million over a seven-year term, which the Company satisfied during 2023 through spend with Rackspace as well as other parties.
The Company incurred fees to Rackspace of $4 million, $15 million, and $14 million during 2024, 2023, and 2022, respectively.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Transactions
During 2024 and 2023, the Company incurred fees for telephone and technology services of approximately $4 million and $6 million, respectively, with an entity affiliated with Apollo that became a related party during 2023.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.     CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ADT INC.
(PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS
(in thousands)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$1,861	$1,118
Total current assets	1,861	1,118
Investment in subsidiaries and other assets	4,861,838	4,463,543
Total assets	$4,863,699	$4,464,661

Liabilities and stockholders' equity
Current liabilities:
Dividends payable and other current liabilities	$155,472	$33,047
Total current liabilities	155,472	33,047
Debt due to subsidiaries	554,954	545,557
Other liabilities	352,472	97,411
Total liabilities	1,062,898	676,015
Total stockholders' equity	3,800,801	3,788,646
Total liabilities and stockholders' equity	$4,863,699	$4,464,661
The accompanying notes are an integral part of these condensed financial statements

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ADT INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Years Ended December 31,
	2024	2023	2022
Selling, general, and administrative expenses	$988	$520	$2,583
Merger, restructuring, integration, and other	(5)	(1,993)	(6,011)
Operating income (loss)	(983)	1,473	3,428
Interest expense, net	(9,135)	(8,984)	(8,086)
Other income (expense)	—	—	(63,394)
Equity in net income (loss) of subsidiaries	511,171	470,520	200,715
Net income (loss)	501,053	463,009	132,663
Other comprehensive income (loss), net of tax	9,126	31,038	21,773
Comprehensive income (loss)	$510,179	$494,047	$154,436

Net income (loss) per share - basic:
Common stock	$0.56	$0.51	$0.15
Class B common stock	$0.56	$0.51	$0.15

Weighted-average shares outstanding - basic:
Common stock	846,521	856,843	848,465
Class B common stock	54,745	54,745	54,745

Net income (loss) per share - diluted:
Common stock	$0.52	$0.48	$0.14
Class B common stock	$0.52	$0.48	$0.14

Weighted-average shares outstanding - diluted:
Common stock	908,700	919,149	915,069
Class B common stock	54,745	54,745	54,745
The accompanying notes are an integral part of these condensed financial statements

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ADT INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$501,053	$463,009	$132,663
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in net (income) loss of subsidiaries	(511,171)	(470,520)	(200,715)
Change in fair value of other financial instruments	—	—	63,396
Other, net	22,815	28,757	49,470
Net cash provided by (used in) operating activities	12,697	21,246	44,814
Cash flows from investing activities:
Contributions to subsidiaries	—	—	—
Distributions from subsidiaries	170,620	108,783	118,200
Net cash provided by (used in) investing activities	170,620	108,783	118,200
Cash flows from financing activities:
Proceeds from issuance of common stock, net of expenses	—	—	1,180,000
Dividends on common stock	(182,266)	(128,587)	(127,125)
Repurchases of common stock	—	—	(1,200,000)
Other financing, net	(308)	(14,963)	(3,197)
Net cash provided by (used in) financing activities	(182,574)	(143,550)	(150,322)

Cash and cash equivalents and restricted cash and restricted cash equivalents:
Net increase (decrease) during the period	743	(13,521)	12,692
Beginning balance	1,118	14,639	1,947
Ending balance	$1,861	$1,118	$14,639

Supplementary cash flow information:
Issuance of shares for acquisition of business	$—	$—	$55,485
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
During 2024 and 2023, ADT Inc. made non-cash contributions to subsidiaries of approximately $49 million and $51 million, respectively, primarily related to the transfer of net assets of certain subsidiaries for share-based compensation (including amounts related to discontinued operations).
As of December 31, 2024, current liabilities includes $104 million related to the December 2024 agreement with a non-affiliate to repurchase shares, in which the transaction closed in January 2025, and other liabilities includes intercompany liabilities with subsidiaries of $240 million related to share repurchases under the 2024 Share Repurchase Plan.
Subsequent event - In January 2025, ADT Inc. received distributions from subsidiaries of $47 million to pay dividends that the Company declared in October 2024 to common shareholders.
18.     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The Company is disclosing the following summarized quarterly financial information for 2024 and 2023 due to the Solar and Commercial Businesses being reported as discontinued operations as a result of the ADT Solar Exit and Commercial Divestiture, respectively. Refer to Note 4 “Divestitures” for additional information.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Revenue	$1,189,672	$1,204,559	$1,243,836	$1,260,379
Operating income (loss)	$292,149	$284,175	$326,350	$305,390
Income (loss) from continuing operations	$163,891	$126,185	$132,020	$197,294
Income (loss) from discontinued operations, net of tax	$(72,340)	$(33,791)	$(4,869)	$(7,337)
Net income (loss)	$91,551	$92,394	$127,151	$189,957

Common Stock
Basic:
Weighted average shares outstanding	855,893	848,273	850,462	831,575
Income (loss) from continuing operations per share	$0.18	$0.14	$0.15	$0.22
Income (loss) from discontinued operations, net of tax, per share	$(0.08)	$(0.04)	$(0.01)	$(0.01)
Net income (loss)	$0.10	$0.10	$0.14	$0.21
Diluted:
Weighted average shares outstanding	918,394	909,128	912,861	895,035
Income (loss) from continuing operations per share	$0.17	$0.13	$0.14	$0.21
Income (loss) from discontinued operations, net of tax, per share	$(0.07)	$(0.03)	$(0.01)	$(0.01)
Net income (loss)	$0.09	$0.10	$0.13	$0.20

Class B Common Stock
Basic:
Weighted average shares outstanding	54,745	54,745	54,745	54,745
Income (loss) from continuing operations per share	$0.18	$0.14	$0.15	$0.22
Income (loss) from discontinued operations, net of tax, per share	$(0.08)	$(0.04)	$(0.01)	$(0.01)
Net income (loss)	$0.10	$0.10	$0.14	$0.21
Diluted:
Weighted average shares outstanding	54,745	54,745	54,745	54,745
Income (loss) from continuing operations per share	$0.17	$0.13	$0.14	$0.21
Income (loss) from discontinued operations, net of tax, per share	$(0.07)	$(0.03)	$(0.01)	$(0.01)
Net income (loss)	$0.09	$0.10	$0.13	$0.20

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Revenue	$1,132,476	$1,168,077	$1,179,873	$1,172,398
Operating income (loss)	$232,960	$332,098	$306,563	$307,340
Income (loss) from continuing operations	$39,563	$180,438	$123,259	$107,110
Income (loss) from discontinued operations, net of tax	$(158,400)	$(88,227)	$(209,496)	$468,762
Net income (loss)	$(118,837)	$92,211	$(86,237)	$575,872

Common Stock
Basic:
Weighted average shares outstanding	854,299	857,581	857,423	858,094
Income (loss) from continuing operations per share	$0.04	$0.20	$0.13	$0.12
Income (loss) from discontinued operations, net of tax, per share	$(0.17)	$(0.10)	$(0.23)	$0.51
Net income (loss)	$(0.13)	$0.10	$(0.09)	$0.63
Diluted:
Weighted average shares outstanding	921,606	916,859	917,774	919,397
Income (loss) from continuing operations per share	$0.04	$0.19	$0.13	$0.11
Income (loss) from discontinued operations, net of tax, per share	$(0.16)	$(0.09)	$(0.21)	$0.48
Net income (loss)	$(0.12)	$0.09	$(0.09)	$0.59

Class B Common Stock
Basic:
Weighted average shares outstanding	54,745	54,745	54,745	54,745
Income (loss) from continuing operations per share	$0.04	$0.20	$0.13	$0.12
Income (loss) from discontinued operations, net of tax, per share	$(0.17)	$(0.10)	$(0.23)	$0.51
Net income (loss)	$(0.13)	$0.10	$(0.09)	$0.63
Diluted:
Weighted average shares outstanding	54,745	54,745	54,745	54,745
Income (loss) from continuing operations per share	$0.04	$0.19	$0.13	$0.11
Income (loss) from discontinued operations, net of tax, per share	$(0.16)	$(0.09)	$(0.21)	$0.48
Net income (loss)	$(0.12)	$0.09	$(0.09)	$0.59