Form 10-Q
period 2025-03-31
ADT Inc.
filed 2025-04-24
CIK 1703056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 17, 2025, there were 781,765,950 shares outstanding of the registrant’s common stock, $0.01 par value per share, and 54,744,525 shares outstanding of the registrant’s Class B common stock, $0.01 par value per share.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$3,744	$96,212
Restricted cash and restricted cash equivalents	87,442	107,853
Accounts receivable, net of allowance for credit losses of $62,249 and $57,795, respectively	395,281	393,511
Inventories, net	188,818	196,731
Prepaid expenses and other current assets	182,255	210,613
Total current assets	857,540	1,004,920
Property and equipment, net	242,290	247,183
Subscriber system assets, net	2,949,154	2,981,161
Intangible assets, net	4,806,326	4,854,099
Goodwill	4,903,899	4,903,899
Deferred subscriber acquisition costs, net	1,356,723	1,324,376
Other assets	714,133	735,319
Total assets	$15,830,065	$16,050,957

Liabilities and stockholders' equity
Current liabilities:
Current maturities of long-term debt	$206,632	$195,791
Accounts payable	132,739	153,537
Deferred revenue	252,880	247,785
Accrued expenses and other current liabilities	493,967	634,904
Current liabilities of discontinued operations	30,916	31,763
Total current liabilities	1,117,134	1,263,780
Long-term debt	7,612,702	7,511,282
Deferred subscriber acquisition revenue	2,078,616	2,067,608
Deferred tax liabilities	1,170,278	1,167,213
Other liabilities	219,966	224,384
Noncurrent liabilities of discontinued operations	14,077	15,889
Total liabilities	12,212,773	12,250,156

Commitments and contingencies (See Note 12)

Stockholders' equity:
Preferred stock—authorized 1,000,000 shares of $0.01 par value; zero issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock—authorized 3,999,000,000 shares of $0.01 par value; issued and outstanding shares of 788,152,561 and 836,589,761 as of March 31, 2025 and December 31, 2024, respectively	7,882	8,366
Class B common stock—authorized 100,000,000 shares of $0.01 par value; issued and outstanding shares of 54,744,525 as of March 31, 2025 and December 31, 2024	547	547
Additional paid-in capital	6,840,189	7,117,098
Accumulated deficit	(3,225,634)	(3,318,174)
Accumulated other comprehensive income (loss)	(5,692)	(7,036)
Total stockholders' equity	3,617,292	3,800,801
Total liabilities and stockholders' equity	$15,830,065	$16,050,957
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Revenue:
Monitoring and related services	$1,083,104	$1,062,652
Security installation, product, and other	184,387	127,020
Total revenue	1,267,491	1,189,672
Cost of revenue (exclusive of depreciation and amortization shown separately below):
Monitoring and related services	157,850	154,713
Security installation, product, and other	82,272	39,592
Total cost of revenue	240,122	194,305
Selling, general, and administrative expenses	368,600	370,216
Depreciation and intangible asset amortization	339,517	333,002
Operating income (loss)	319,252	292,149
Interest expense, net	(120,879)	(87,450)
Other income (expense)	(4,864)	15,622
Income (loss) from continuing operations before income taxes	193,509	220,321
Income tax benefit (expense)	(51,032)	(56,430)
Income (loss) from continuing operations	142,477	163,891
Income (loss) from discontinued operations, net of tax	(2,231)	(72,340)
Net income (loss)	$140,246	$91,551

Common Stock:
Income (loss) from continuing operations per share - basic	$0.17	$0.18
Income (loss) from continuing operations per share - diluted	$0.16	$0.17

Net income (loss) per share - basic	$0.16	$0.10
Net income (loss) per share - diluted	$0.15	$0.09

Weighted-average shares outstanding - basic	808,029	855,893
Weighted-average shares outstanding - diluted	871,312	918,394

Class B Common Stock:
Income (loss) from continuing operations per share - basic	$0.17	$0.18
Income (loss) from continuing operations per share - diluted	$0.16	$0.17

Net income (loss) per share - basic	$0.16	$0.10
Net income (loss) per share - diluted	$0.15	$0.09

Weighted-average shares outstanding - basic	54,745	54,745
Weighted-average shares outstanding - diluted	54,745	54,745
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$140,246	$91,551
Other comprehensive income (loss), net of tax:
Cash flow hedges and other	1,344	1,708
Comprehensive income (loss)	$141,590	$93,259
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Three Months Ended March 31, 2025
	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Beginning balance	836,590	54,745	$8,366	$547	$7,117,098	$(3,318,174)	$(7,036)	$3,800,801
Net income (loss)	—	—	—	—	—	140,246	—	140,246
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	1,344	1,344
Dividends	—	—	—	—	—	(47,186)	—	(47,186)
Share-based compensation expense	—	—	—	—	20,521	—	—	20,521
Repurchases of common stock (including excise tax)	(52,968)	—	(530)	—	(304,376)	—	—	(304,906)
Transactions related to employee share-based compensation plans and other	4,531	—	46	—	6,946	(520)	—	6,472
Ending balance	788,153	54,745	$7,882	$547	$6,840,189	$(3,225,634)	$(5,692)	$3,617,292

	Three Months Ended March 31, 2024
	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Beginning balance	867,432	54,745	$8,674	$547	$7,413,305	$(3,617,718)	$(16,162)	$3,788,646
Net income (loss)	—	—	—	—	—	91,551	—	91,551
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	1,708	1,708
Dividends	—	—	—	—	—	(50,070)	—	(50,070)
Share-based compensation expense	—	—	—	—	7,971	—	—	7,971
Repurchases of common stock (including excise tax)	(15,000)	—	(150)	—	(93,969)	—	—	(94,119)
Transactions related to employee share-based compensation plans and other	3,197	—	32	—	(9,412)	(526)	—	(9,906)
Ending balance	855,629	54,745	$8,556	$547	$7,317,895	$(3,576,763)	$(14,454)	$3,735,781
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$140,246	$91,551
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and intangible asset amortization	339,535	334,353
Amortization of deferred subscriber acquisition costs	60,358	54,605
Amortization of deferred subscriber acquisition revenue	(88,871)	(83,376)
Share-based compensation expense	20,521	7,971
Deferred income taxes	2,634	11,414
Provision for losses on receivables and inventory	52,545	60,765
Loss on extinguishment of debt	6,443	—
Intangible and other asset impairments	—	20,446
Unrealized (gain) loss on interest rate swap contracts	25,041	(10,146)
Other non-cash items, net	18,987	20,845
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Deferred subscriber acquisition costs	(92,787)	(89,086)
Deferred subscriber acquisition revenue	57,828	65,918
Other, net	(75,854)	(121,458)
Net cash provided by (used in) operating activities	466,626	363,802

Cash flows from investing activities:
Dealer generated customer accounts and bulk account purchases	(106,899)	(117,594)
Subscriber system asset expenditures	(105,461)	(140,515)
Purchases of property and equipment	(45,420)	(40,689)
Proceeds (payments) from interest rate swaps	(743)	(1,816)
Other investing, net	264	544
Net cash provided by (used in) investing activities	(258,259)	(300,070)

Cash flows from financing activities:
Proceeds from long-term borrowings	637,000	95,000
Repayment of long-term borrowings, including call premiums	(511,029)	(56,646)
Proceeds from receivables facility	64,691	65,910
Repayment of receivables facility	(76,397)	(57,984)
Proceeds (payments) from interest rate swaps	17,157	23,908
Repurchases of common stock	(396,564)	(93,356)
Dividends on common stock	(48,918)	(32,207)
Payments on finance leases	(7,304)	(7,237)
Other financing, net	118	(12,374)
Net cash provided by (used in) financing activities	(321,246)	(74,986)

Cash and cash equivalents and restricted cash and restricted cash equivalents:
Net increase (decrease)	(112,879)	(11,254)
Beginning balance	204,065	129,950
Ending balance	$91,186	$118,696
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
During the first quarter of 2024, the Company ceased to be a “controlled company” under the New York Stock Exchange (the “NYSE”) rules following a registered secondary offering of the Company’s common stock (“Common Stock”) by certain entities managed by affiliates of Apollo Global Management, Inc. (“Apollo”). Following subsequent registered secondary offerings by Apollo, as of March 31, 2025, Apollo owned approximately 33% of the Company’s outstanding Common Stock, including shares of Class B common stock (“Class B Common Stock”) (on an as-converted basis). Refer to Note 14 “Related Party Transactions” for further information.
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
The Condensed Consolidated Balance Sheet as of December 31, 2024 included herein was derived from the audited consolidated financial statements as of that date. Certain information and footnote disclosures required in the annual consolidated financial statements have been omitted as appropriate. For a more comprehensive understanding of the Company and its interim results, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”).
Certain prior period amounts have been reclassified to conform with the current period presentation. Amounts previously disclosed under the caption merger, restructuring, integration, and other are now presented within selling, general, and administrative expenses on the Condensed Consolidated Statements of Operations as they are no longer material for the periods presented.
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
Segment Information
The Company evaluates and reports information based on the manner in which our chief operating decision maker (“CODM”) evaluates performance and allocates resources. The CODM manages the business on a consolidated basis, and as such, the Company reports results in a single operating and reportable segment.
Refer to Note 3 “Segment Information.”

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Discontinued Operations
The Company’s exit in 2024 from the residential solar business (the “Solar Business”) (the “ADT Solar Exit”) and the sale in 2023 of its commercial business (the “Commercial Business”) (the “Commercial Divestiture”) represented strategic shifts that had major effects on the Company’s operations and financial results. Accordingly, the results of operations and financial position of these businesses are classified as discontinued operations. The Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Comprehensive Income (Loss) present both continuing and discontinued operations.
Refer to Note 4 “Divestitures.”
Unless otherwise noted, the following Notes to Condensed Consolidated Financial Statements refer to the Company’s continuing operations only.
Accounting Standards Updates (“ASU”)
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
Significant Accounting Policies
Unless otherwise noted, the Company’s accounting policies, including those presented herein, do not materially differ from those disclosed in the 2024 Annual Report.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Cash and Cash Equivalents and Restricted Cash and Restricted Cash Equivalents
The following table reconciles the amounts below reported in the Condensed Consolidated Balance Sheets to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows:

(in thousands)	March 31, 2025	December 31, 2024
Cash and cash equivalents	$3,744	$96,212
Restricted cash and restricted cash equivalents(1)	87,442	107,853
Ending balance	$91,186	$204,065
_______________
(1)    Primarily includes the Opportunity Fund in connection with the State Farm Development Agreement (both as defined and discussed in Note 14 “Related Party Transactions”). Use of the funds must be agreed to by State Farm Fire & Casualty Company (“State Farm”) and the Company. The remaining balance relates to the Company’s uncommitted receivables securitization financing agreement (the “2020 Receivables Facility”) (refer to Note 6 “Debt”).
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

(in thousands)	March 31, 2025	December 31, 2024
Gross carrying amount	$6,968,889	$6,878,490
Accumulated depreciation	(4,019,735)	(3,897,329)
Subscriber system assets, net	$2,949,154	$2,981,161
Depreciation of subscriber system assets and amortization of deferred subscriber acquisition costs are reflected in depreciation and intangible asset amortization and selling, general, and administrative expenses (“SG&A”), respectively, as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Depreciation of subscriber system assets	$139,374	$138,303
Amortization of deferred subscriber acquisition costs	$60,358	$54,605
Accrued Expenses and Other Current Liabilities

(in thousands)	March 31, 2025	December 31, 2024
Accrued interest	$57,147	$107,116
Payroll-related accruals	70,165	109,078
Opportunity Fund (see Note 14 “Related Party Transactions”)	83,167	84,516
Accrued dividends	47,080	48,918
Physically settled forward share repurchase liabilities (see Note 9 “Equity”)	8,696	104,175
Other accrued liabilities	227,712	181,101
Accrued expenses and other current liabilities	$493,967	$634,904

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Fair Value of Financial Instruments
The Company’s financial instruments primarily consist of cash and cash equivalents, restricted cash and restricted cash equivalents, accounts receivable, retail installment contract receivables (“RICs”), accounts payable, debt, and derivatives. Due to their short-term and/or liquid nature, the fair values of cash, restricted cash, accounts receivable, and accounts payable approximate their respective carrying amounts.
Cash and Cash Equivalents and Restricted Cash and Restricted Cash Equivalents - Included in cash and cash equivalents and restricted cash and restricted cash equivalents, as applicable from time to time, are investments in money market mutual funds. These investments are generally classified as Level 1 fair value measurements, which represent unadjusted quoted prices in active markets for identical assets or liabilities.
As of March 31, 2025 and December 31, 2024, investments in money market mutual funds were $17 million and $90 million, respectively.
Long-Term Debt Instruments - The fair values of the Company’s long-term debt instruments are determined using broker-quoted market prices, which represent quoted prices for similar assets or liabilities as well as other observable market data, and are classified as Level 2 fair value measurements. The carrying amounts of debt outstanding, if any, under the Company’s first lien revolving credit facility (the “First Lien Revolving Credit Facility”) and the 2020 Receivables Facility approximate their fair values as interest rates on these borrowings approximate current market rates. Refer to Note 6 “Debt.”

	March 31, 2025		December 31, 2024
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt instruments(1) (see Note 6 “Debt”)	$7,756,528	$7,740,120	$7,637,631	$7,589,677
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
Retail Installment Contract Receivables - The fair values of the Company’s RICs are determined using a discounted cash flow model and are classified as Level 3 fair value measurements. Refer to Note 2 “Revenue and Receivables.”

	March 31, 2025		December 31, 2024
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Retail installment contract receivables, net	$662,487	$500,962	$669,326	$495,259

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2.     REVENUE AND RECEIVABLES
Revenue
The Company generates revenue from contractual monthly recurring fees received for monitoring and related services, as well as the sale and installation of security systems. The Company’s revenue-generating contracts are entered into primarily through its main operating entity and wholly-owned subsidiary, ADT LLC.
Disaggregated Revenue

	Three Months Ended March 31,
(in thousands)	2025	2024
Sources of Revenue:
Recurring monthly revenue	$1,052,799	$1,036,866
Other related services	30,305	25,786
Monitoring and related services	1,083,104	1,062,652

Installation revenue	$95,516	$43,644
Amortization of deferred subscriber acquisition revenue	88,871	83,376
Security installation, product, and other	184,387	127,020

Total revenue	$1,267,491	$1,189,672
The Company allocates the transaction price to each performance obligation based on the relative standalone selling price, which is determined using observable internal and external pricing, profitability, and operational metrics.
Customer-Owned Transactions - In transactions involving security systems sold outright to the customer (referred to as outright sales), the Company’s performance obligations generally include the sale and installation of the security system, which is primarily recognized at a point in time based upon the nature of the transaction and contractual terms, and any monitoring and related services, which are recognized when these services are provided to the customer.
Company-Owned Transactions - In transactions in which the Company provides monitoring and related services but retains ownership of the security system, the Company’s performance obligations primarily include (i) monitoring and related services, which are recognized when these services are provided to the customer, and (ii) a material right associated with the one-time non-refundable fees in connection with the initiation of a monitoring contract which the customer will not be required to pay again upon a renewal of the contract (referred to as deferred subscriber acquisition revenue).
Deferred subscriber acquisition revenue is amortized on a pooled basis over the estimated life of the customer relationship using an accelerated method consistent with the treatment of subscriber system assets and deferred subscriber acquisition costs.
Remaining Performance Obligations
As of March 31, 2025, the Company’s total remaining unsatisfied performance obligation relating to the provision of monitoring and related services is as follows (in thousands):

0-12 Months	13-24 Months	25-36 Months	Thereafter	Total
$1,819,230	$1,008,517	$462,214	$229,899	$3,519,860
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Beginning balance	$57,795	$46,850
Provision for credit losses	38,423	31,918
Write-offs, net of recoveries(1)	(33,969)	(33,348)
Ending balance	$62,249	$45,420
________________
(1)Recoveries were not material for the periods presented. As such, write-offs are presented net of recoveries.
Retail Installment Contract Receivables, Net
The Company’s RICs allow qualifying residential customers to pay the fees due at installation over a 12-, 24-, 36-, or 60-month interest-free period. The financing component is not significant.
Upon origination of a RIC, the Company utilizes external credit scores to assess customer credit quality and determine eligibility. Subsequent to origination, the Company monitors the delinquency status of the RICs as the key credit quality indicator. Delinquent billed RICs are not material.
The allowance for credit losses relates to RICs from outright sales transactions and is not material.

(in thousands)	March 31, 2025	December 31, 2024
Retail installment contract receivables, gross	$682,093	$678,174
Allowance for credit losses	(19,606)	(8,848)
Retail installment contract receivables, net	$662,487	$669,326

Balance Sheet Classification:
Accounts receivable, net	$262,613	$260,224
Other assets	399,874	409,102
Retail installment contract receivables, net	$662,487	$669,326
As of March 31, 2025 and December 31, 2024, RICs, net, for which the Company grants a security interest as collateral for borrowings under the 2020 Receivables Facility were $590 million and $575 million, respectively. Refer to Note 6 “Debt” for further discussion regarding the 2020 Receivables Facility.
Contract Assets
Contract assets represent the Company’s right to consideration in exchange for goods or services transferred to the customer. The contract asset is reclassified to accounts receivable as additional services are performed and billed, which is when the Company’s right to the consideration becomes unconditional.
The Company has the right to bill customers as services are provided over time, which generally occurs over the course of a 12-, 24-, 36-, or 60-month period as additional services are performed and billed. There is no significant financing component.
Gross contract assets recognized were not material for the periods presented.

(in thousands)	March 31, 2025	December 31, 2024
Contract assets, gross	$50,654	$46,031
Allowance for credit losses	(5,294)	(5,221)
Contract assets, net	$45,360	$40,810

Balance Sheet Classification:
Prepaid expenses and other current assets	$21,509	$19,164
Other assets	23,851	21,646
Contract assets, net	$45,360	$40,810

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.     SEGMENT INFORMATION
The Company reports results in a single operating and reportable segment.
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
The Company’s reported segment profit measure is net income (loss) as this measure is most consistent with the amounts included in the Condensed Consolidated Statements of Operations. In addition, segment assets reviewed by the CODM are reported on the Company’s Condensed Consolidated Balance Sheets as total assets.
The accounting policies of the Company’s reportable segment are the same as those of the Company.
The following presents a reconciliation to the Company’s net income (loss) as reported in the Condensed Consolidated Statements of Operations and includes segment revenues, significant segment expenses that are regularly provided to or easily computed from information regularly provided to the CODM, other segment expenses, and adjustments to reconcile to net income (loss).

	Three Months Ended March 31,
(in thousands)	2025	2024

Total segment revenue	$1,267,491	$1,189,672

Less significant segment expenses:
Customer service costs(1)	106,390	103,226
Maintenance costs(1)	51,460	51,487
Security installation, product, and other costs	82,272	39,592
Selling costs, including commissions(2)	46,124	51,816
Amortization of deferred subscriber acquisition costs(2)	60,358	54,605
Advertising costs(2)	18,514	24,498
Provision for credit losses(2)	50,479	33,744
Other general and administrative costs(2)	167,539	181,775
Share-based compensation(2)	20,521	8,075
Depreciation and intangible asset amortization	339,517	333,002
Interest expense	123,170	91,599
Income tax expense (benefit)	51,032	56,430
Total significant segment expenses	1,117,376	1,029,849

Less other segment items(3):
Other items in SG&A(2)	5,065	15,703
Other, net	2,573	(19,771)
Total other segment items	7,638	(4,068)

Reconciliation of profit or loss:
(Income) loss from discontinued operations, net of tax(4)	2,231	72,340

Net income (loss)	$140,246	$91,551
________________
(1)Included in monitoring and related services cost of revenue in the Condensed Consolidated Statements of Operations.
(2)Included in SG&A in the Condensed Consolidated Statements of Operations.
(3)Other segment items generally include other income and expenses, interest income, as well as certain other items included in SG&A that are not considered significant segment expenses. Interest income is not material for the periods presented.
(4)Represents activity related to the Commercial and Solar Businesses (as applicable during the periods), which are presented as discontinued operations.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4.    DIVESTITURES
ADT Solar Exit
As discussed in Note 1 “Description of Business and Summary of Significant Accounting Policies,” the Solar Business is presented as a discontinued operation in the Company’s Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets for all periods presented.
During the three months ended March 31, 2025, exit charges incurred and paid were not material.
During the three months ended March 31, 2024, the Company incurred aggregate exit charges of $75 million, which have been recognized within income (loss) from discontinued operations, net of tax related to (i) $35 million, associated with the write-down and disposition of inventory and asset impairments, (ii) $19 million, associated with the disposition of the existing installation pipeline, (iii) $11 million, associated with employee separation costs, and (iv) $10 million, associated with contract termination and other charges.
During the three months ended March 31, 2024, the Company paid approximately $11 million associated with the ADT Solar Exit primarily related to employee separation and other restructuring costs.
The following reconciliations represent the major classes of line items of the Solar Business presented within discontinued operations. Cash flows related to discontinued operations were not significant during the three months ended March 31, 2025 and March 31, 2024.
Balance Sheet Information
There were no material assets of discontinued operations as of March 31, 2025 and December 31, 2024.

(in thousands)	March 31, 2025	December 31, 2024
Liabilities
Current maturities of long-term debt	$—	$22
Accounts payable	5,777	6,953
Accrued expenses and other current liabilities	25,139	24,788
Total current liabilities of discontinued operations	30,916	31,763
Long-term debt	—	32
Other liabilities	14,077	15,857
Total liabilities of discontinued operations	$44,993	$47,652

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Statements of Operations Information

	Three Months Ended March 31,
(in thousands)	2025	2024
Revenue	$—	$19,639
Cost of revenue	1,753	41,522
Selling, general, and administrative expenses	1,241	73,419
Depreciation and intangible asset amortization	18	1,351
Other (income) and expense items	42	1,481
Income (loss) from discontinued operations before income taxes	(3,054)	(98,134)
Income tax benefit (expense)	823	25,775
Income (loss) from discontinued operations, net of tax	$(2,231)	$(72,359)
Commercial Divestiture
During the three months ended March 31, 2025 and March 31, 2024, activity presented in discontinued operations relating to the Commercial Divestiture was not material.
In connection with the Commercial Divestiture, the Company entered into a Transition Services Agreement (the “Commercial TSA”). During the three months ended March 31, 2025, Commercial TSA income was not material. During the three months ended March 31, 2024, the Company recognized $12 million of Commercial TSA income, which is reflected in other income (expense) within continuing operations.
5.     GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
There were no changes in the carrying amounts of goodwill since December 31, 2024.

Other Intangible Assets

	March 31, 2025			December 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Contracts and related customer relationships	$6,265,252	$(3,598,992)	$2,666,260	$6,158,349	$(3,464,926)	$2,693,423
Dealer relationships	1,518,020	(717,096)	800,924	1,518,020	(697,324)	820,696
Other	209,773	(203,631)	6,142	209,773	(202,793)	6,980
Total definite-lived intangible assets	7,993,045	(4,519,719)	3,473,326	7,886,142	(4,365,043)	3,521,099

Indefinite-lived intangible assets:
Trade name	1,333,000	—	1,333,000	1,333,000	—	1,333,000
Intangible assets	$9,326,045	$(4,519,719)	$4,806,326	$9,219,142	$(4,365,043)	$4,854,099

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The change in the net carrying amount of contracts and related customer relationships during the period was as follows:

(in thousands)
Balance as of December 31, 2024	$2,693,423
Customer contract additions, net of dealer charge-backs(1)	106,903
Amortization	(134,066)
Balance as of March 31, 2025	$2,666,260
________________
(1)     The weighted-average amortization period for customer contract additions was approximately 15 years.
Payments for customer contract additions under the Company’s authorized dealer program and from other third parties are reflected as dealer generated customer accounts and bulk account purchases on the Condensed Consolidated Statements of Cash Flows.
Definite-Lived Intangible Asset Amortization Expense

	Three Months Ended March 31,
(in thousands)	2025	2024
Definite-lived intangible asset amortization expense	$154,676	$150,898

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.     DEBT
The Company’s debt is comprised of the following (in thousands):

Description	Issued	Maturity	Interest Rate(1)	Interest Payable	March 31, 2025	December 31, 2024
First Lien Term Loan B due 2030	10/13/2023	10/13/2030	Term SOFR +2.00%	Quarterly	$1,979,130	$1,984,090
First Lien Term Loan B-2 due 2032	3/7/2025	3/7/2032	Term SOFR +1.75%	Quarterly	600,000	—
First Lien Revolving Credit Facility	3/16/2018	10/1/2029	Term SOFR +2.00%	Quarterly	40,000	—
First Lien Notes due 2026	4/4/2019	4/15/2026	5.750%	3/15 and 9/15	850,000	1,350,000
First Lien Notes due 2027	8/20/2020	8/31/2027	3.375%	6/15 and 12/15	1,000,000	1,000,000
First Lien Notes due 2029	7/29/2021	8/1/2029	4.125%	2/1 and 8/1	1,000,000	1,000,000
Second Lien Notes due 2028	1/28/2020	1/15/2028	6.250%	1/15 and 7/15	1,300,000	1,300,000
ADT Notes due 2032	5/2/2016	7/15/2032	4.875%	1/15 and 7/15	728,016	728,016
ADT Notes due 2042	7/5/2012	7/15/2042	4.875%	1/15 and 7/15	21,896	21,896
2020 Receivables Facility(2)	3/5/2020	2/20/2030	Various	Monthly	396,194	407,901
Total debt principal, excluding finance leases					7,915,236	7,791,903
Finance lease liabilities(3)					62,806	69,442
Unamortized debt discount, net					(15,756)	(12,081)
Unamortized deferred financing costs					(30,539)	(26,990)
Unamortized purchase accounting fair value adjustment and other					(112,413)	(115,201)
Total debt					7,819,334	7,707,073
Current maturities of long-term debt, net of unamortized debt discount					(206,632)	(195,791)
Long-term debt					$7,612,702	$7,511,282
_________________
(1)    Interest rate as of March 31, 2025. Interest on the 2020 Receivables Facility is primarily based on the Secured Overnight Financing Rate (“SOFR”) +0.95% and Lender Cost of Funds (“COF”) +0.85%.
(2)    Maturity date for the 2020 Receivables Facility represents the final maturity date of current loans borrowed under the facility.
(3)    Refer to Note 13 “Leases” for additional information regarding the Company’s finance leases.
As of March 31, 2025, the Company was in compliance with all financial covenant and other maintenance tests for all of its debt obligations.
First Lien Credit Agreement
The Company’s first lien credit agreement, dated as of July 1, 2015 (together with subsequent amendments and restatements, the “First Lien Credit Agreement”), consists of term loans (the “First Lien Term Loan B due 2030” and “First Lien Term Loan B-2 due 2032”) and the First Lien Revolving Credit Facility.
During the three months ended March 31, 2025, the Company borrowed $40 million under the First Lien Revolving Credit Facility; and as of March 31, 2025, the available borrowing capacity was $760 million.
During the three months ended March 31, 2024, the Company borrowed $95 million and repaid $45 million under the First Lien Revolving Credit Facility.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Significant activity since December 31, 2024 is as follows:
•March 2025 - The Company amended and restated the First Lien Credit Agreement, which provided for the issuance of a new $600 million first lien seven-year term loan facility (the “First Lien Term Loan B-2 due 2032”) due March 7, 2032 (subject to a springing maturity of 91 days prior to the maturity date of certain long-term indebtedness of Prime Security Services Borrower, LLC and its subsidiaries if, on such date, the aggregate principal amount of such indebtedness equals or exceeds $1 billion). Loans under the First Lien Term Loan B-2 due 2032 are treated as a separate class from the existing loans under the First Lien Term Loan due 2030. The First Lien Term Loan B-2 due 2032 requires scheduled quarterly amortization payments, commencing on June 30, 2025, equal to 0.25% of the original principal amount of the First Lien Term Loan B-2 due 2032, with the remaining balance payable at maturity. Debt issuance costs were not material. The Company may make voluntary prepayments on the First Lien Term Loan B-2 due 2032 at any time prior to maturity at par, however, such prepayment will be subject to a 1.00% prepayment premium in the event of certain specified refinancing events during the first six months after March 7, 2025.
Other than as described above, the term loans under the amended and restated First Lien Credit Agreement continue to have the same terms as provided under the existing First Lien Credit Agreement, and the parties to the amended and restated First Lien Credit Agreement continue to have the same obligations set forth in the existing First Lien Credit Agreement.
Subsequent event - As of April 24, 2025, there were no amounts outstanding under the First Lien Revolving Credit Facility.
First Lien Notes due 2026 Partial Redemption
Significant activity since December 31, 2024 is as follows:
•March 2025 - The Company redeemed $500 million of the First Lien Notes due 2026, excluding accrued and unpaid interest, for a total redemption price of $506 million, which includes a make-whole payment, using proceeds from the Company’s issuance of the First Lien Term Loan B-2 due 2032. Loss on extinguishment of debt was not material.
2020 Receivables Facility
Under the 2020 Receivables Facility, the Company obtains financing by selling or contributing certain RICs to the Company’s wholly-owned consolidated bankruptcy-remote special purpose entity (the “SPE”), which then grants a security interest in those RICs as collateral for cash borrowings.
Significant activity since December 31, 2024 is as follows:
•March 2025 - The Company amended the agreement governing the 2020 Receivables Facility to extend the uncommitted revolving period to March 2026, reduce the interest rate on outstanding borrowings, and increase the advance rate on pledged collateral.
Additionally, during the first quarter of 2025, the Company voluntarily prepaid $23 million of the remaining balance.
As of March 31, 2025, the Company had an uncommitted available borrowing capacity under the 2020 Receivables Facility of approximately $154 million.
Variable Interest Entity
The SPE meets the definition of a variable interest entity for which the Company is the primary beneficiary as it has the power to direct the SPE’s activities and the obligation to absorb losses or the right to receive benefits of the SPE. As such, the Company consolidates the SPE’s assets, liabilities, and financial results of operations.
The SPE’s assets and liabilities primarily consist of a portion of the Company’s unbilled RICs, net, as discussed in Note 2 “Revenue and Receivables,” and borrowings under the 2020 Receivables Facility, as presented above.
The impact to the Condensed Consolidated Statements of Operations from the 2020 Receivables Facility was primarily due to the allowance for credit losses and interest expense.

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
The Company’s interest rate swaps as of March 31, 2025 and December 31, 2024, consisted of the following:

Execution	Maturity	Designation	Notional Amount (in thousands)
October 2019	September 2026	Not designated	$2,800,000
March 2023	March 2028	Not designated	100,000
April 2023	March 2028	Not designated	200,000
December 2023	September 2026	Not designated	700,000
Total notional amount			$3,800,000

Balance Sheet Classification (in thousands)	March 31, 2025	December 31, 2024
Prepaid expenses and other current assets	$51,228	$56,164
Other assets	33,096	54,102
Accrued expenses and other current liabilities	(773)	(1,466)
Other liabilities	—	(208)
Fair value of interest rate swaps - net asset (liability)	$83,551	$108,592

	Three Months Ended March 31,
Unrealized Gains (Losses) Classification (in thousands)	2025	2024
Interest expense, net	$(21,009)	$16,747
Other income (expense)	$(4,032)	$(6,601)

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,
Cash Flow Hedges Reclassifications out of AOCI (in thousands)	2025	2024
Interest expense, net	$1,786	$2,129
Income tax (benefit) expense	$(432)	$(512)
As of March 31, 2025 and December 31, 2024, AOCI, net of tax, related to previously designated cash flow hedges was not material.
8.     INCOME TAXES
Unrecognized Tax Benefits
The Company’s unrecognized tax benefits relate to tax years that remain subject to audit by the taxing authorities in the U.S. federal, state and local, and foreign jurisdictions. During the three months ended March 31, 2025, the Company did not have a material change to its unrecognized tax benefits from those disclosed in the 2024 Annual Report. Based on the current tax statutes and current status of its income tax audits, the Company does not expect unrecognized tax benefits to change significantly in the next twelve months.
Effective Tax Rate
The effective tax rate can vary from period to period due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as changes in the overall state tax rate. The discussion below is based on the continuing operations of the Company.
The Company’s income tax expense for the three months ended March 31, 2025 was $51 million, resulting in an effective tax rate for the period of 26.4%. The effective tax rate primarily represents the federal statutory rate of 21.0%, and a state tax rate, net of federal benefits, of 5.6%.
The Company’s income tax expense for the three months ended March 31, 2024 was $56 million, resulting in an effective tax rate for the period of 25.6%. The effective tax rate primarily represents the federal statutory tax rate of 21.0%, and a state tax rate, net of federal benefits, of 5.4%, partially offset by a favorable impact from a decrease in unrecognized tax benefits of 1.2%.
9.     EQUITY
Common Stock and Class B Common Stock
The Company has two classes of common stock, which comprises Common Stock and Class B Common Stock.
Share Issuances
During the three months ended March 31, 2025, shares issued resulted from the vesting of restricted stock units (“RSUs”) and stock option exercises related to fully vested share-based compensation awards as presented on the Condensed Consolidated Statements of Stockholders’ Equity.
Share Repurchases
2024 Share Repurchase Plan
In January 2024, the Company's Board of Directors announced a share repurchase plan (the “2024 Share Repurchase Plan”), pursuant to which the Company was authorized to repurchase, through January 29, 2025, up to a maximum aggregate amount of $350 million of shares of the Company's Common Stock.
In March 2024, the Company repurchased, and subsequently retired, 15 million shares of its Common Stock under the 2024 Share Repurchase Plan for $93 million (or $6.22 per share) in connection with a secondary offering of the Company’s Common Stock by Apollo. Refer to Note 14 “Related Party Transactions” for further information.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In addition, the Company entered into an agreement in December 2024 to repurchase 15 million shares of Common Stock from a non-affiliate individual at a price per share of $6.95 for a total of $104 million under the 2024 Share Repurchase Plan. The transaction settled in January 2025, and the Company retired the shares.
The 2024 Share Repurchase Plan expired in January 2025 with $5 million authorized repurchases remaining.
2025 Share Repurchase Plan
In February 2025, the Company's Board of Directors announced a new share repurchase plan (the “2025 Share Repurchase Plan”), pursuant to which the Company is authorized to repurchase, through April 30, 2026, up to a maximum aggregate amount of $500 million of shares of the Company's Common Stock.
The 2025 Share Repurchase Plan allows the Company to purchase Common Stock, from time to time, in one or more open market or privately negotiated transactions, including pursuant to Rule 10b5-1 or Rule 10b-18 of the Exchange Act, or pursuant to one or more accelerated share repurchase agreements, subject to certain requirements and other factors. The Company is not obligated to repurchase any of its shares of Common Stock, and the timing and amount of any repurchases will depend on legal requirements, market conditions, stock price, the availability of the safe harbor provided by Rule 10b-18 under the Exchange Act, alternative uses of capital, and other factors.
In March 2025, the Company repurchased, and subsequently retired, 20 million shares of its Common Stock under the 2025 Share Repurchase Plan for $152 million (or $7.62 per share) in connection with a secondary offering of the Company’s Common Stock by Apollo. Refer to Note 14 “Related Party Transactions” for further information.
Additionally, in March 2025, the Company repurchased, and subsequently retired, an additional 18 million shares in the open market pursuant to Rule 10b5-1 and Rule 10b-18 of the Exchange Act in multiple transactions for $140 million (or $7.79 per share). As of March 31, 2025, the Company recorded a liability and reduction to additional paid-in capital of $9 million for the repurchase of an additional 1 million shares, which settled in April 2025. This transaction is also considered a non-cash financing activity during the three months ended March 31, 2025.
As of March 31, 2025, the Company had $208 million remaining under the 2025 Share Repurchase Plan.
Subsequent event - In April 2025, the Company repurchased, and subsequently retired, an additional 6 million shares (excluding the shares noted above) in the open market pursuant to Rule 10b5-1 and Rule 10b-18 of the Exchange Act in multiple transactions for a total of $52 million (or $8.04 per share). As a result, the Company has $148 million remaining under the 2025 Share Repurchase Plan.
Dividends

(in thousands, except per share data)			Common Stock		Class B Common Stock
Declaration Date	Record Date	Payment Date	Per Share	Aggregate	Per Share	Aggregate
Three Months Ended March 31, 2025
2/27/2025	3/13/2025	4/3/2025	$0.055	$44,175	$0.055	$3,011

Three Months Ended March 31, 2024
1/24/2024	3/14/2024	4/4/2024	$0.055	$47,059	$0.055	$3,011
Subsequent Event - On April 24, 2025, the Company announced a dividend of $0.055 per share to holders of Common Stock and Class B Common Stock of record on June 12, 2025, which will be paid on July 8, 2025.
Accumulated Other Comprehensive Income (Loss)
During the three months ended March 31, 2025, there were no material reclassifications out of AOCI. Refer to Note 7 “Derivative Financial Instruments” for AOCI reclassifications associated with previously designated cash flow hedges.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10.     SHARE-BASED COMPENSATION
RSUs
During the first quarter of 2025, the Company completed its annual long-term incentive plan equity award to employees and granted approximately 3.4 million RSUs under its 2018 Omnibus Incentive Plan, as amended (the “2018 Plan”), with a grant date fair value of $7.59, which is equal to the closing price per share of the Company’s Common Stock on the date of grant. These RSUs are service-based awards with a three-year graded vesting period from the date of grant.
Options
During the first quarter of 2025, the Company granted approximately 8.3 million options under the 2018 Plan. These options are service-based awards with a three-year graded vesting period from the date of grant and have an exercise price of $7.59, which is equal to the closing price per share of the Company’s Common Stock on the date of grant, and a contractual term of ten years from the grant date. The weighted-average grant date fair value for the options granted during the period was $2.65.
The Company used a binomial lattice model to determine the grant date fair value for options granted and included the following assumptions:

Expected exercise term (years)	6 - 7
Expected volatility(1)	41.7%
Expected dividend yield(2)	2.9%
Risk-free interest rate(3)	4.2%
_________________
(1)    Estimated using historical and implied stock price volatility of the Company.
(2)    Calculated by taking the annual dividend run-rate and dividing by the stock price at date of grant.
(3)    Based on the U.S. Treasury yield curve.
Other
During the first quarter of 2025, the Company modified certain share-based compensation awards and recorded additional share-based compensation expense of $11 million associated with these modifications.
11.     EARNINGS PER SHARE
The Company applies the two-class method for computing and presenting earnings per share for each class of common stock, which allocates current period income (losses) to each class of common stock and participating securities based on dividends declared and participation rights in the remaining undistributed earnings or losses.
Basic earnings per share is computed by dividing the income (losses) allocated to each class of common stock by the related weighted-average number of shares outstanding during the period. Diluted earnings per share gives effect to all securities representing potential common shares that were dilutive and outstanding during the period for each class of common stock and excludes potentially dilutive securities whose effect would have been anti-dilutive.
Common Stock
Potential shares of Common Stock include (i) incremental shares related to the vesting or exercise of share-based compensation awards, warrants, and other options to purchase additional shares of the Company’s Common Stock calculated using the treasury stock method and (ii) incremental shares of Common Stock issuable upon the conversion of Class B Common Stock. Additionally, the basic and diluted earnings per share computations for Common Stock excludes approximately 4 million and 9 million unvested shares for the current and prior periods, respectively, as their vesting is contingent upon achievement of certain performance requirements.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,
in thousands, except per share amounts	2025	2024
Allocation of income (loss) from continuing operations - basic	$133,446	$154,086
Dilutive effect	3,420	3,444
Allocation of income (loss) from continuing operations - diluted	$136,866	$157,530

Allocation of income (loss) from discontinued operations, net of tax - basic	$(2,090)	$(68,026)
Dilutive effect	—	—
Allocation of income (loss) from discontinued operations, net of tax - diluted	$(2,090)	$(68,026)

Weighted-average shares outstanding - basic	808,029	855,893
Dilutive effect(1)	63,283	62,501
Weighted-average shares outstanding - diluted	871,312	918,394

Income (loss) from continuing operations per share - basic	$0.17	$0.18
Income (loss) from continuing operations per share - diluted	$0.16	$0.17

Income (loss) from discontinued operations, net of tax, per share - basic	$—	$(0.08)
Income (loss) from discontinued operations, net of tax, per share - diluted	$—	$(0.07)
_________________
(1)    During the three months ended March 31, 2025 and March 31, 2024, 19 million and 17 million shares of Common Stock, respectively, that would be dilutive were excluded from the diluted earnings per share calculations because their effects would have been anti-dilutive.
Class B Common Stock

	Three Months Ended March 31,
in thousands, except per share amounts	2025	2024
Allocation of income (loss) from continuing operations - basic	$9,031	$9,805
Dilutive effect	(409)	(433)
Allocation of income (loss) from continuing operations - diluted	$8,622	$9,372

Allocation of income (loss) from discontinued operations, net of tax - basic	$(141)	$(4,314)
Dilutive effect	—	—
Allocation of income (loss) from discontinued operations, net of tax - diluted	$(141)	$(4,314)

Weighted-average shares outstanding - basic	54,745	54,745
Dilutive effect(1)	—	—
Weighted-average shares outstanding - diluted	54,745	54,745

Income (loss) from continuing operations per share - basic	$0.17	$0.18
Income (loss) from continuing operations per share - diluted	$0.16	$0.17

Income (loss) from discontinued operations, net of tax, per share - basic	$—	$(0.08)
Income (loss) from discontinued operations, net of tax, per share - diluted	$—	$(0.07)
________________
(1)    There were no potential shares of Class B Common Stock during the periods presented.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12.     COMMITMENTS AND CONTINGENCIES
Contractual Obligations
There have been no significant changes to the Company’s contractual obligations as compared to December 31, 2024, except as discussed below:
Google Commercial Agreement
In July 2020, the Company and Google entered into a Master Supply, Distribution, and Marketing Agreement (as amended, the “Google Commercial Agreement”), which, among other things, specifies that each party shall contribute $150 million toward joint marketing, customer acquisition, training of the Company’s employees, and product technology updates related to the Google Devices and Services. In August 2022, the Company and Google executed an amendment to the Google Commercial Agreement, pursuant to which Google has agreed to commit an additional $150 million to fund growth, data and insights, product innovation and technology advancements, customer acquisition, and marketing, as mutually agreed by the Company and Google, (together with the initial amounts, the “Google Success Funds”).
During the three months ended March 31, 2025, $7.5 million of the Google Success Funds were reimbursed to the Company primarily for certain joint marketing and customer acquisition expenses incurred by the Company, substantially all of which was recorded as a reduction to advertising expenses.
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
As of March 31, 2025, the Company continues to work to meet this commitment.
Other Commitments
As of March 31, 2025 and December 31, 2024, the Company was party to an agreement with one of its vendors to purchase at least $370 million of security system equipment and components through December 2025. This commitment is also satisfied through purchases made by the Company’s dealer network.
As of December 31, 2024, the remaining amount under this commitment was $172 million. During the three months ended March 31, 2025, purchases toward this commitment were approximately $46 million.
Guarantees
In the normal course of business, the Company is liable for contract completion and product performance. As of March 31, 2025 and December 31, 2024, the Company’s guarantees primarily relate to standby letters of credit related to its insurance programs and totaled $53 million and $74 million, respectively.
The Company does not believe such obligations will materially affect its financial position, results of operations, or cash flows.
Legal Proceedings
The Company is subject to various claims and lawsuits in the ordinary course of business, which include among other things commercial general liability claims, automobile liability claims, contractual disputes, worker’s compensation claims, labor law and employment claims, claims related to alleged alarm system failures, claims that the Company infringed on the intellectual property of others, and consumer and employment class actions. The Company is also subject to regulatory and governmental examinations, information requests and subpoenas, inquiries, investigations, and threatened legal actions and proceedings. In connection with such formal and informal inquiries, the Company receives numerous requests, subpoenas, and orders for

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
documents, testimony, and information in connection with various aspects of its activities. There have been no material changes to the disclosures in the Company’s 2024 Annual Report.
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
As of March 31, 2025 and December 31, 2024, the Company’s accrual for ongoing claims and lawsuits within the scope of an insurance program, including certain amounts related to discontinued operations, totaled $88 million and $94 million, respectively. The Company’s accrual related to ongoing claims and lawsuits not within the scope of an insurance program is not material.
13.     LEASES
Company as Lessee
As part of normal operations, the Company leases real estate, vehicles, and equipment primarily through its main operating entity and wholly-owned subsidiary, ADT LLC.
Right-of-Use Assets and Lease Liabilities

(in thousands)			March 31, 2025	December 31, 2024
Presentation and Classification:
Operating	Current	Prepaid expenses and other current assets	$103	$80
Operating	Non-current	Other assets	78,514	80,768
Finance	Non-current	Property and equipment, net(1)	55,091	61,827
Total right-of-use assets			$133,708	$142,675

Operating	Current	Accrued expenses and other current liabilities	$18,659	$18,811
Finance	Current	Current maturities of long-term debt	24,135	25,593
Operating	Non-current	Other liabilities	75,330	77,884
Finance	Non-current	Long-term debt	38,671	43,849
Total lease liabilities			$156,795	$166,137
_________________
(1)Finance lease right-of-use assets are recorded net of accumulated depreciation, which was approximately $72 million and $66 million as of March 31, 2025 and December 31, 2024, respectively.
Lease Cost

	Three Months Ended March 31,
(in thousands)	2025	2024
Operating lease cost	$6,317	$6,869
Finance lease cost:
Amortization of right-of-use assets	5,367	4,389
Interest on lease liabilities	930	1,083
Variable lease costs	9,911	6,855
Total lease cost	$22,525	$19,196

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Lease Liabilities Arising from Obtaining Right-of-Use Assets(1)

	Three Months Ended March 31,
(in thousands)	2025	2024
Operating leases	$2,182	$3,061
Finance leases	$979	$10,403
_________________
(1)Includes both continuing and discontinued operations, as applicable.
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
14.     RELATED PARTY TRANSACTIONS
The Company’s related party transactions primarily relate to products and services received from, or monitoring and related services provided to, other entities affiliated with Apollo, and, from time to time, certain transactions between the Company and Apollo and State Farm. There were no notable related party transactions during the periods presented other than as described below.
Apollo
Offering and Share Repurchase
On March 3, 2025, the Company and certain entities managed by affiliates of Apollo Global Management, Inc. (the “Selling Stockholders”) entered into an underwriting agreement (the “March 2025 Underwriting Agreement”) with Barclays Capital Inc. and Citigroup Capital Markets Inc., as representatives of the underwriters named therein, including Apollo Global Securities, LLC, an affiliate of Apollo (collectively, the “March 2025 Underwriters”), in connection with the offer and sale by the Selling Stockholders of 70 million shares of the Company’s Common Stock (the “March 2025 Offering”), and, at the option of the March 2025 Underwriters, up to an additional 10.5 million shares of Common Stock (the “March 2025 Underwriters’ Option”).
As part of the March 2025 Offering, the Company repurchased, and subsequently retired, 20 million shares of its Common Stock under its 2025 Share Repurchase Plan from the March 2025 Underwriters (the “March 2025 Share Repurchase”) for an aggregate purchase price of $152 million (or approximately $7.62 per share), which was the same per share price paid by the March 2025 Underwriters to the Selling Stockholders. The repurchase is reflected as a reduction to additional paid-in-capital and as a financing cash outflow.
The March 2025 Offering and the March 2025 Share Repurchase closed on March 4, 2025. On March 7, 2025, the March 2025 Underwriters exercised the March 2025 Underwriters’ Option in full, which subsequently closed on March 11, 2025.
During the three months ended March 31, 2024, the Selling Stockholders sold 65 million shares of the Company’s Common Stock (plus an additional 9.75 million shares at the option of the underwriters) (the “March 2024 Offering”). In connection with the March 2024 Offering, the Company repurchased, and subsequently retired, 15 million shares of its Common Stock under the 2024 Share Repurchase Plan for an aggregate purchase price of $93 million (or approximately $6.22 per share).
The shares in the above offerings were sold by the Selling Stockholders; and the Company did not receive any of the proceeds from the sale of shares by the Selling Stockholders. In addition, the Company did not pay any underwriting fees, including on behalf of the Selling Stockholders or otherwise.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other
During the three months ended March 31, 2025 and 2024, other fees incurred to Apollo were not material.
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
As of March 31, 2025 and December 31, 2024, the balance in the portion of the Opportunity Fund held by the Company was $83 million and $85 million, respectively, which is presented in restricted cash and restricted cash equivalents and accrued expenses and other current liabilities.
During the three months ended March 31, 2025 and 2024, the Company made payments from the Opportunity Fund of $2 million and $3 million, respectively. Interest earned on the Opportunity Fund was not material.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Table of Contents
•Introduction
•Business and Basis of Presentation
•Factors Affecting Operating Results
•Key Performance Indicators
•Results of Operations
•Non-GAAP Measures
•Liquidity and Capital Resources
•Critical Accounting Estimates
•Cautionary Statements Regarding Forward-Looking Statements
INTRODUCTION
The following section contains forward-looking statements about our business, operations, and financial performance based on current plans and estimates that involve risks, uncertainties, and assumptions, which could differ materially from actual results. Factors that could cause such differences are discussed in the sections of this Quarterly Report on Form 10-Q titled “Cautionary Statements Regarding Forward-Looking Statements” and Item 1A “Risk Factors.”
The discussion and analysis below focuses on significant or material items to the Company. To obtain a more comprehensive understanding of our financial condition, changes in financial condition, and results of operations, the following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and the related notes included in our 2024 Annual Report.
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
Basis of Presentation
We report our results as a single operating and reportable segment. All financial information presented in this section has been prepared in U.S. dollars in accordance with GAAP, excluding any non-GAAP measures, and includes the accounts of ADT Inc. and its wholly-owned subsidiaries. All intercompany transactions have been eliminated.
Results of our former Solar and Commercial businesses are presented within discontinued operations for current and historical periods, as applicable.
FACTORS AFFECTING OPERATING RESULTS
The factors described herein could have a material effect on our business, financial condition, results of operations, cash flows, and key performance indicators. Unless otherwise noted, our results of operations discussed below relate to continuing operations.

As of March 31, 2025, we served approximately 6.4 million security monitoring service subscribers. Generally, a significant upfront investment is required to acquire new subscribers that in turn provide ongoing and predictable recurring revenue generated from our monitoring services and other subscriber-based offerings. Although the economics of an installation may vary depending on the customer type, acquisition channel, and product offering, we generally achieve revenue break-even in approximately two years.
Our results are impacted by the mix of transactions accounted for under a Company-owned equipment model versus a customer-owned equipment model (referred to as outright sales), as there are different accounting treatments applicable to each model. Historically, the majority of professional installation transactions took place under a Company-owned model. However, beginning in the second quarter of 2024, a growing number of our direct channel new customer adds are outright sales in connection with the national launch of our new ADT+ platform. We expect outright sales to be an increasing proportion of our transactions as we continue to roll out ADT+, build our partnership with Google, introduce new or enhance our current offerings, and refine our go-to-market approach.
In addition, the mix, price, and type of offerings sold may impact our results. For example, the volume of self set-up solutions may impact our results in future periods, as these solutions typically earn lower contractual fees than our professional installation solutions as a result of differences in pricing, offer tactics, and level of services in each channel.
New customer additions and customer attrition have a direct impact on our financial results, including revenue, operating income, and cash flows. A portion of our recurring customer base can be expected to cancel its service each year for a variety of reasons, including relocation, cost, loss to competition, or service issues. Relocations are sensitive to changes in the residential housing market, and fewer relocations generally lead to improvements in gross customer revenue attrition, but fewer new customer additions. Additionally, non-payment disconnects generally increase in a weaker macroeconomic environment. We may experience fluctuations in these or other trends in the future as changes in the general macroeconomic environment or housing market develop.
We may experience an increase in costs associated with factors such as (i) offering a wider variety of products and services; (ii) providing a greater mix of interactive and smart home solutions; (iii) replacing or upgrading certain system components or technology due to technological advancements, cybersecurity upgrades, or otherwise; (iv) supply chain disruptions or other impacts such as tariffs or trade restrictions; (v) inflationary pressures on costs such as materials, labor, and fuel; and (vi) other changes in prices, interest rates, or terms from our suppliers, vendors, or third-party lenders.
We are currently monitoring, and will continue to monitor, macroeconomic trends and uncertainties such as key components of inflation, the status and effects of recently implemented or threatened tariffs and other trade restrictions, as well as potential changes to these tariffs or the imposition of reciprocal or other tariffs or trade restrictions by other countries. Any of these may have negative consequences for our supply chain due to price increases from our vendors or suppliers. At this time, we do not anticipate material negative impacts that cannot be mitigated through arrangements with our vendors and suppliers, price increases to our customers, or other actions but there is no guarantee that we will be able to successfully mitigate the negative effects of any such macroeconomic trends and uncertainties. We are also unable at this time to determine any future negative impacts from reduced consumer spending as a result of inflationary or other pressures or uncertainty that may result from the imposition of current or future tariffs or other trade restrictions.
As part of our response to changes or pressures in the current macroeconomic environment, we have been evaluating, and continue to evaluate, cost-saving opportunities such as leveraging technology, reducing headcount or our physical facilities footprint when appropriate, and reducing non-essential spend. While we have experienced some increase in costs as a result of inflation, we have, for the most part, been able to offset the rising costs through cost-saving opportunities, as well as price increases to our customers.
In addition, hurricanes, wildfires, and other natural disasters impacting certain areas in which we operate may result in service, sales, and installation disruptions to certain of our customers. As such, we evaluate the financial and business impacts these events have or may have in the future. During the three months ended March 31, 2025, we did not experience any material losses related to natural disasters.
Other Tax Matters
In connection with the March 2025 Apollo secondary offering (as discussed in Note 14 “Related Party Transactions”) and our share repurchase program, an ownership change (as defined under Sections 382 and 383 of the IRC) may occur during 2025. An ownership change imposes annual limitations on a corporation’s ability to utilize its tax attributes to offset future U.S. taxable income. Generally, an ownership change (as defined under Sections 382 and 383 of the IRC) occurs when the aggregate ownership of certain shareholders increases by more than 50 percentage points in total over a rolling three-year period.

Based on our analysis, we do not anticipate that a potential ownership change in 2025 will have a material adverse effect on our 2025 financial statements. However, future adverse impacts may arise due to the limitations associated with an ownership change occurring in the current year.
KEY PERFORMANCE INDICATORS
We evaluate our results using certain key performance indicators, including operating metrics such as recurring monthly revenue and gross customer revenue attrition, as well as the non-GAAP measures Adjusted Earnings per Share (“Adjusted EPS”) and Adjusted EBITDA, both from continuing operations.
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
Adjusted EPS
Adjusted EPS is a non-GAAP measure. Our definition of Adjusted EPS, a reconciliation of Adjusted EPS to diluted income (loss) from continuing operations per share (the most comparable GAAP measure), and additional information, including a description of the limitations relating to the use of Adjusted EPS, are provided under “Results of Operations—Non-GAAP Measures.”
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP measure. Our definition of Adjusted EBITDA, a reconciliation of Adjusted EBITDA to income (loss) from continuing operations (the most comparable GAAP measure), and additional information, including a description of the limitations relating to the use of Adjusted EBITDA, are provided under “Results of Operations—Non-GAAP Measures.”

RESULTS OF OPERATIONS

	Three Months Ended March 31,
(in thousands, except per share data or as otherwise indicated)	2025	2024	$ Change
Revenue:
Monitoring and related services	$1,083,104	$1,062,652	$20,452
Security installation, product, and other	184,387	127,020	57,367
Total revenue	1,267,491	1,189,672	77,819
Cost of revenue (exclusive of depreciation and amortization shown separately below):
Monitoring and related services	157,850	154,713	3,137
Security installation, product, and other	82,272	39,592	42,680
Total cost of revenue	240,122	194,305	45,817
Selling, general, and administrative expenses	368,600	370,216	(1,616)
Depreciation and intangible asset amortization	339,517	333,002	6,515
Operating income (loss)	319,252	292,149	27,103
Interest expense, net	(120,879)	(87,450)	(33,429)
Other income (expense)	(4,864)	15,622	(20,486)
Income (loss) from continuing operations before income taxes	193,509	220,321	(26,812)
Income tax benefit (expense)	(51,032)	(56,430)	5,398
Income (loss) from continuing operations	142,477	163,891	(21,414)
Income (loss) from discontinued operations, net of tax	(2,231)	(72,340)	70,109
Net income (loss)	$140,246	$91,551	$48,695

Diluted income (loss) from continuing operations per share of Common Stock	$0.16	$0.17	$(0.01)

Diluted weighted-average shares outstanding of Common Stock	871,312	918,394	(47,082)

Key Performance Indicators:(1)
RMR	$359,534	$353,274	$6,260
Gross customer revenue attrition (percent)	12.6%	13.1%	N/A*
Adjusted EPS(2)	$0.21	$0.19	$0.02
Adjusted EBITDA(2)	$660,801	$637,691	$23,110
_______________________
(1)Refer to the “—Key Performance Indicators” section for the definitions of these key performance indicators.
(2)Refer to the “—Non-GAAP Measures” section for the definitions of these non-GAAP measures and reconciliations to the most comparable GAAP measures.
* Not applicable.
Revenue
The three months ended March 31, 2025, as compared to the prior year period, primarily reflects:
•Monitoring and related services revenue (“M&S Revenue”): higher recurring revenue of $16 million primarily driven by an increase in average prices, partially offset by lower volume.
•Security installation, product, and other revenue: higher installation revenue of $52 million primarily driven by a higher mix of professionally installed systems under the outright sales model at higher average prices in connection with the transition to our ADT+ platform.
The increase in RMR, as compared to the prior year period, was primarily driven by an increase in average prices on new and existing subscribers, partially offset by lower volume.
Gross customer revenue attrition, as compared to the prior year period, decreased due to a reduction in voluntary and other disconnects partially offset by higher non-payment disconnects.

Cost of Revenue
The three months ended March 31, 2025, as compared to the prior year period, primarily reflects:
•Monitoring and related services costs (“M&S Costs”): an increase in customer service costs of $3 million, primarily due to higher interactive fees partially offset by lower maintenance costs.
•Security installation, product, and other costs: an increase in installation and product costs of $43 million primarily due to a higher mix of professionally installed outright sales transactions.
Selling, General, and Administrative Expenses
The three months ended March 31, 2025, as compared to the prior year period, was flat and primarily reflects:
•a decrease in general and administrative costs of $16 million primarily as a result of cost savings initiatives and
•a decrease in advertising costs of $6 million as a result of lower media spend, partially offset by
•an increase in the allowance for credit losses of $17 million primarily as a result of an increase in revenue and customer delinquencies and
•an increase in share-based compensation of $12 million due to the modification of certain awards.
Depreciation and Intangible Asset Amortization
The three months ended March 31, 2025, as compared to the prior year period, primarily reflects an increase in the amortization of acquired customer contracts of $4 million.
Interest Expense, Net
The three months ended March 31, 2025, as compared to the prior year period, primarily reflects an unrealized loss on our interest rate swaps of $21 million in the current year compared to an unrealized gain of $17 million in the prior year.
Other Income (Expense)
The three months ended March 31, 2025, as compared to the prior year period, primarily reflects lower Commercial TSA income of $11 million, as well as a loss on extinguishment of debt of $6 million in the current year.
Income Tax Benefit (Expense)
During the three months ended March 31, 2025, income tax expense was $51 million, resulting in an effective tax rate for the period of 26.4%. The effective tax rate primarily represents the federal statutory tax rate of 21.0% and a state tax rate, net of federal benefits, of 5.6%.
During the three months ended March 31, 2024, income tax expense was $56 million, resulting in an effective tax rate for the period of 25.6%. The effective tax rate primarily represents the federal statutory tax rate of 21.0%, and a state tax rate, net of federal benefits, of 5.4%, partially offset by a favorable impact from a decrease in unrecognized tax benefits of 1.2%.
NON-GAAP MEASURES
To provide investors with additional information in connection with our results as determined in accordance with GAAP, we disclose the following non-GAAP measures. These measures are not financial measures calculated in accordance with GAAP, and should not be considered as a substitute for net income, income (loss) from continuing operations, operating income, or their respective per share amounts as applicable, or any other measure calculated in accordance with GAAP, and may not be comparable to similarly titled measures reported by other companies.
Adjusted EPS
We define Adjusted EPS as diluted income (loss) from continuing operations per share adjusted for the per share amounts related to (i) share-based compensation expense; (ii) merger, restructuring, integration, and other items; (iii) impairment charges; (iv) unrealized (gains) or losses on interest rate swaps; (v) other non-cash or non-routine adjustments not necessary to operate our business; and (vi) the impact these items have on taxes.
The diluted weighted average shares outstanding used in Adjusted EPS is equal to diluted weighted average shares outstanding of Common Stock calculated in accordance with GAAP.
We believe Adjusted EPS is a benchmark used by analysts and investors in our industry to compare our performance against the performance of other companies, although this measure may not be directly comparable to similar measures reported by other companies. We believe the presentation of Adjusted EPS is useful to investors as it provides additional information about how our management evaluates the business. Beginning in 2025, management and the Board also use Adjusted EPS to evaluate the performance of employees (including members of management) and the Company as a whole, as well as to allocate resources.
There are material limitations to using Adjusted EPS as it does not include certain significant items, including the adjustments discussed above, which directly affect our diluted income (loss) from continuing operations per share (the most comparable GAAP measure). These limitations are best addressed by considering the economic effects of the excluded items independently and by considering Adjusted EPS in conjunction with diluted income (loss) from continuing operations per share as calculated in accordance with GAAP.
The table below reconciles Adjusted EPS to diluted income (loss) from continuing operations per share of Common Stock:

	Three Months Ended March 31,
	2025	2024	$ Change
Diluted income (loss) from continuing operations per share of Common Stock	$0.16	$0.17	$(0.01)
Share-based compensation expense	0.02	0.01	0.01
Merger, restructuring, integration, and other	—	0.01	(0.01)
Interest rate swaps, net(1)	0.03	(0.01)	0.04
Loss on extinguishment of debt	0.01	—	0.01
Other, net	—	—	—
Tax impact on adjustments(2)	(0.01)	—	(0.01)
Adjusted EPS (from continuing operations)(3)	$0.21	$0.19	$0.02
________________
(1) Includes unrealized gains or losses on interest rate swaps presented in interest expense, net and other income (expense).
(2) Represents the tax impact on adjustments using the federal and state blended statutory rate.
(3) Amounts may not sum in this table due to rounding.
During the three months ended March 31, 2025, the increase in Adjusted EPS, as compared to the prior year period, was primarily due to (i) an increase of approximately $0.02 per share due to an increase in revenue, net of the related costs including the allowance for credit losses, and (ii) an increase of approximately $0.01 per share due to a decrease in our diluted weighted average shares outstanding as a result of share repurchases during the period.
The factors listed above exclude amounts that are outside of our definition of Adjusted EPS. Refer to the discussions above under “—Results of Operations” for further details.
Adjusted EBITDA
We define Adjusted EBITDA as income (loss) from continuing operations adjusted for (i) interest; (ii) taxes; (iii) depreciation and amortization, including depreciation of subscriber system assets and other fixed assets and amortization of dealer and other intangible assets; (iv) amortization of deferred costs and deferred revenue associated with subscriber acquisitions; (v) share-based compensation expense; (vi) merger, restructuring, integration, and other items; (vii) impairment charges; and (viii) other non-cash or non-routine adjustments not necessary to operate our business.
We believe Adjusted EBITDA is useful to investors to measure the operational strength and performance of our business. We believe the presentation of Adjusted EBITDA is useful as it provides investors additional information about our operating profitability adjusted for certain non-cash items, non-routine items we do not expect to continue at the same level in the future, as well as other items not core to our operations. Further, we believe Adjusted EBITDA provides a meaningful measure of operating profitability because we use it for evaluating our business performance, making budgeting decisions, and comparing our performance against other peer companies using similar measures, although this measure may not be directly comparable to similar measures reported by other companies.

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
The table below reconciles Adjusted EBITDA to income (loss) from continuing operations:

	Three Months Ended March 31,
(in thousands)	2025	2024	$ Change
Income (loss) from continuing operations	$142,477	$163,891	$(21,414)
Interest expense, net	120,879	87,450	33,429
Income tax expense (benefit)	51,032	56,430	(5,398)
Depreciation and intangible asset amortization	339,517	333,002	6,515
Amortization of deferred subscriber acquisition costs	60,358	54,605	5,753
Amortization of deferred subscriber acquisition revenue	(88,871)	(83,376)	(5,495)
Share-based compensation expense	20,521	8,075	12,446
Merger, restructuring, integration, and other	3,905	11,653	(7,748)
Unrealized (gain) loss on interest rate swaps(1)	4,032	6,601	(2,569)
Loss on extinguishment of debt	6,443	—	6,443
Other, net	508	(640)	1,148
Adjusted EBITDA (from continuing operations)	$660,801	$637,691	$23,110
________________
(1) Includes unrealized gains or losses on interest rate swaps presented in other income (expense).

During the three months ended March 31, 2025, the increase in Adjusted EBITDA, as compared to the prior year period, was primarily due to:
•higher M&S Revenue, net of the associated costs, of approximately $17 million,
•a decrease in general and administrative costs of $13 million, and
•higher installation revenue, net of the associated costs and commissions, of approximately $11 million, partially offset by
•an increase in the allowance for credit losses of $17 million.
The factors listed above exclude amounts that are outside of our definition of Adjusted EBITDA. Refer to the discussions above under “—Results of Operations” for further details.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and capital resources primarily consisted of the following:

(in thousands)	March 31, 2025
Cash and cash equivalents	$3,744
Restricted cash and restricted cash equivalents	$87,442
Availability under First Lien Revolving Credit Facility	$760,000
Uncommitted available borrowing capacity under 2020 Receivables Facility	$153,806
Carrying amount of total debt outstanding, including finance leases	$7,819,334
Liquidity
We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our credit facilities, and the issuance of equity and/or debt securities as appropriate given market conditions. Our future cash needs are expected to include cash for operating activities including working capital, principal and interest payments on our debt, income tax payments, capital expenditures, expected dividend payments to our stockholders, potential share repurchases under our 2025 Share Repurchase Plan, and other business initiatives as they arise.

We are a highly leveraged company with significant debt service requirements and have both fixed-rate and variable-rate debt. We may periodically seek to repay, redeem, repurchase, or refinance our indebtedness, or seek to repurchase and retire our outstanding securities through cash purchases in the open market, privately negotiated transactions, a 10b5-1 repurchase plan, or otherwise, and any such transactions may involve material amounts. Cash outflows for interest payments are not consistent between quarters, with larger outflows occurring in the first and third quarters, and may vary as a result of our variable rate debt.
We believe our cash position, available borrowing capacity under our credit agreements, and cash provided by operating activities are, and will continue to be, adequate to meet our operational and business needs in the next twelve months, as well as our long-term liquidity needs.
Material Cash Requirements
There have been no significant changes to our material cash requirements, commitments and contingencies, or off-balance sheet arrangements from those disclosed in our 2024 Annual Report, except as discussed below.
Debt Principal
As of March 31, 2025, our next significant debt maturity will occur in April 2026 with respect to the remaining outstanding balance of our First Lien Notes due 2026. We intend, and believe that we will have the ability through use of our ongoing sources of liquidity, or through refinancing, to redeem these notes before maturity.
Share Repurchase Plans
In January 2024, our Board of Directors announced the 2024 Share Repurchase Plan, pursuant to which we were authorized to repurchase, through January 29, 2025, up to a maximum aggregate amount of $350 million of shares of our Common Stock.
We entered into an agreement in December 2024 to repurchase 15 million shares of Common Stock from a non-affiliate individual at a price per share of $6.95 for a total of $104 million under the 2024 Share Repurchase Plan. The transaction settled in January 2025, and we retired the shares. The 2024 Share Repurchase Plan expired in January 2025 with $5 million authorized repurchases remaining.
In February 2025, our Board of Directors announced the 2025 Share Repurchase Plan, pursuant to which we are authorized to repurchase, through April 30, 2026, up to a maximum aggregate amount of $500 million of shares of our Common Stock.
The 2025 Share Repurchase Plan allows us to purchase Common Stock, from time to time, in one or more open market or privately negotiated transactions, including pursuant to Rule 10b5-1 or Rule 10b-18 of the Exchange Act, or pursuant to one or more accelerated share repurchase agreements, subject to certain requirements and other factors. We are not obligated to repurchase any of our shares of Common Stock, and the timing and amount of any repurchases will depend on legal requirements, market conditions, stock price, the availability of the safe harbor provided by Rule 10b-18 under the Exchange Act, alternative uses of capital, and other factors.
In March 2025, we repurchased, and subsequently retired, 20 million shares of our Common Stock under the 2025 Share Repurchase Plan and paid approximately $152 million (or approximately $7.62 per share) in connection with a secondary offering of our Common Stock by Apollo. Additionally, in March 2025, we repurchased, and subsequently retired, an additional 18 million shares of our Common Stock in the open market pursuant to Rule 10b5-1 and Rule 10b-18 of the Exchange Act in multiple transactions for $140 million (or $7.79 per share). As of March 31, 2025, we recorded a liability and reduction to additional paid-in capital of $9 million for the repurchase of 1 million shares, which settled in April 2025.
As of March 31, 2025, we have approximately $208 million remaining under the 2025 Share Repurchase Plan.

In April 2025, we repurchased. and subsequently retired, 6 million shares (excluding the shares noted above) in the open market pursuant to Rule 10b5-1 and Rule 10b-18 of the Exchange Act in multiple transactions for a total of $52 million (or $8.04 per share). As a result, we have $148 million remaining under the 2025 Share Repurchase Plan.
Other Contractual Obligations
As of March 31, 2025, we continue to work to meet our commitment of $200 million of aggregate purchases under the Google Cloud Agreement Addendum.
In addition, we were party to an agreement with one of our vendors as of December 31, 2024 to purchase at least $370 million of security system equipment and components through December 2025. During the three months ended March 31, 2025, purchases toward this commitment were $46 million.
Refer to Note 12 “Commitments and Contingencies.”
Cash Taxes
While we have historically made cash tax payments to certain states, starting in 2025, we will begin making federal cash tax payments. Our initial estimated payments are expected to be made in the second quarter of 2025, with subsequent payments scheduled for the relevant periods they correspond to. The specific payment amounts may fluctuate each quarter, based on our financial results and tax positions taken.
Dividends
On April 24, 2025, we announced a dividend of $0.055 per share to holders of Common Stock and Class B Common Stock of record on June 12, 2025, which will be paid on July 8, 2025.
Long-Term Debt
Significant changes and activity related to our long-term debt since our 2024 Annual Report are discussed below. Refer to Note 6 “Debt.”
First Lien Credit Agreement
In March 2025, we amended and restated the First Lien Credit Agreement and issued a new $600 million first lien seven-year term loan facility (the “First Lien Term Loan B-2 due 2032”). The First Lien Term Loan B-2 due 2032 requires scheduled quarterly amortization payments, commencing on June 30, 2025, equal to 0.25% of the original principal amount of the First Lien Term Loan B-2 due 2032, with the remaining balance payable at maturity.
Debt issuance costs were not material.
During the three months ended March 31, 2025, we borrowed $40 million under the First Lien Revolving Credit Facility, which was outstanding as of March 31, 2025.
Additionally, as of April 24, 2025, there were no amounts outstanding under the First Lien Revolving Credit Facility.
First Lien Notes due 2026 Partial Redemption
In March 2025, we redeemed $500 million of the First Lien Notes due 2026, excluding accrued and unpaid interest, for a total redemption price of $506 million, including a make-whole payment, using proceeds from the Company’s First Lien Term Loan B-2 due 2032.
Loss on extinguishment of debt was not material.
We intend, and believe that we will have the ability through use of our ongoing sources of liquidity, or through refinancing, to redeem these notes before maturity.
2020 Receivables Facility
In March 2025, we amended the agreement governing the 2020 Receivables Facility to extend the uncommitted revolving period to March 2026, reduce the interest rate on outstanding borrowings, and increase the advance rate on pledged collateral.
Additionally, during the first quarter of 2025, we voluntarily prepaid $23 million of the remaining balance.

As of March 31, 2025, the outstanding balance was $396 million.
Debt Covenants
As of March 31, 2025, we were in compliance with all financial covenant and other maintenance tests for all our debt obligations. We do not believe there is a material risk of future noncompliance with our financial covenant and other maintenance tests.
Cash Flow Analysis
The amounts and discussion below include cash flows from both continuing operations and discontinued operations, as appropriate, consistent with the presentation on the Statements of Cash Flows.

	Three Months Ended March 31,
(in thousands)	2025	2024	$ Change
Net cash provided by (used in):
Operating activities	$466,626	$363,802	$102,824
Investing activities	$(258,259)	$(300,070)	$41,811
Financing activities	$(321,246)	$(74,986)	$(246,260)
Cash Flows from Operating Activities
The increase in net cash provided by operating activities, as compared to the prior year period, was primarily due to the benefit of lower outflows in the current year related to our former Solar Business and changes in assets and liabilities due to the volume and timing of other operating cash receipts and payments with respect to when the transactions are reflected in earnings. Refer to the discussions above under “—Results of Operations” for further details.
Cash Flows from Investing Activities
The decrease in net cash used in investing activities, as compared to the prior year period, was primarily due to:
•a decrease in subscriber system assets expenditures of $35 million primarily due to a higher volume of outright sales and fewer customer additions and
•a decrease in dealer generated customer accounts and bulk account purchases of $11 million primarily due to lower volume.
Cash Flows from Financing Activities
The increase in net cash used in financing activities, as compared to the prior period, was primarily due to:
•an increase in share repurchases of $303 million and
•an increase in net repayments on our 2020 Receivables Facility of $20 million primarily due to the voluntary prepayment during March 2025, partially offset by
•an increase in net borrowings on our long-term debt of $88 million primarily related to the issuance of the First Lien Term Loan B-2 due 2032 partially offset by the redemption of the First Lien Notes due 2026.
CRITICAL ACCOUNTING ESTIMATES
We disclosed our critical accounting estimates in our 2024 Annual Report, which include estimates prepared in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations.
Critical accounting estimates are based on, among other things, estimates, assumptions, and judgments made by management that include inherent risks and uncertainties. Our estimates are based on relevant information available at the end of each period. Actual results could differ materially from these estimates under different assumptions or market conditions.
There were no material changes in our critical accounting estimates since our 2024 Annual Report.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain information that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are made in reliance on the safe harbor protections provided thereunder. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that all statements contained in this Form 10-Q that are not clearly historical in nature, including statements regarding the ADT Solar Exit and the expected costs and benefits of such exit; the Commercial Divestiture; the expected benefits of the Commercial Divestiture and ADT Solar Exit including that the costs of the ADT Solar Exit may exceed our best estimates; the integration of strategic bulk purchases of customer accounts; the strategic investment by and long term partnership with State Farm; any repurchases of our common stock under an authorized share repurchase plan; anticipated financial performance, including the Company’s ability to achieve its stated guidance metrics; our ability to refinance or reduce debt or improve leverage ratios, or to achieve or maintain our leverage goals; anticipated financial performance, management’s plans and objectives for future operations; the successful development, commercialization, and timing of new or joint products; the expected timing of product commercialization with State Farm or any changes thereto, including the ADT home security program for State Farm; business prospects; outcomes of regulatory proceedings; market conditions; our ability to deploy our business continuity and disaster plans and procedures to successfully respond to catastrophic events; our strategic partnership and ongoing relationship with Google LLC (“Google”); the expected timing of product commercialization with Google or any changes thereto; the successful internal development, commercialization, and timing of our next generation platform and innovative offerings; the successful conversion of customers who continue to utilize outdated technology; the current and future market size for existing, new, or joint products; any stated or implied outcomes with regards to the foregoing; and other matters. Any stated or implied outcomes with regards to the foregoing are forward-looking.
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
Particular uncertainties that could cause our actual results to be materially different than those expressed in our forward- looking statements include, without limitation:
•our ability to retain and hire key personnel and to maintain relationships with customers, suppliers, and other business partners;
•risks related to the Commercial Divestiture and ADT Solar Exit, including our business becoming less diversified and the possible diversion of management’s attention from our core business operations;
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
•any changes in regulations or laws, economic and financial conditions, including labor and tax law changes or any impacts on the global economy or consumer discretionary spending due to tariffs or otherwise, changes to privacy requirements, changes to telemarketing, email marketing and similar consumer protection laws, interest volatility, and trade tariffs and restrictions applicable to the products we sell;

•any impacts from current global, economic, sovereign and political conditions and uncertainties, including the effects of, and uncertainty regarding, new or proposed tariff or trade regulations;
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
•our ability to continue to integrate various businesses, including bulk acquisitions of customer accounts, we have acquired or will acquire in the future, in an efficient and cost-effective manner;
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
•our ability to maintain effective internal control over financial reporting (“ICFR”) and disclosure controls and procedures (“DCPs”), including our ability to remediate any potential material weakness in our ICFR and the timing of any such remediation, as well as the ability to maintain effective DCPs at a reasonable assurance level; and
•the other factors that are described under the heading “Risk Factors” in our last Annual Report on Form 10-K for the year ended December 31, 2024.
Forward-looking statements and information involve risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such statements, including without limitation, the risks and uncertainties disclosed or referenced under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A in our 2024 Annual Report. Therefore, caution should be taken not to place undue reliance on any such forward-looking statements. Much of the information in this report that looks toward future performance is based on various factors and important assumptions about future events that may or may not actually occur. As a result, our operations and financial results in the future could differ materially and substantially from those we have discussed in the forward-looking statements included in this Quarterly Report on Form 10-Q. Any forward-looking statement made in this Quarterly Report on Form 10-Q speaks only as of the date on which it is made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments, or otherwise unless required by law.
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
There were no material changes in our interest rate risk exposure to that disclosed in our 2024 Annual Report, other than as described below.
As a result of issuing the First Lien Term Loan B-2 due 2032 and the partial redemption of the First Lien Notes due 2026, a larger portion of our debt is now subject to variable interest rates. As of March 31, 2025, the principal balance of our debt, excluding finance leases, that was subject to a variable-rate was approximately 8% (including the impact of interest rate swaps) and approximately 38% (excluding the impact of interest rate swaps) of the total carrying amount of our debt.

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2025, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2025, there were no changes in our internal control over financial reporting (“ICFR”) identified in our management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our ICFR.
During 2023, we began a multi-year IT transformation project by which we are migrating much of ADT’s infrastructure to the cloud, including certain aspects of our customer relationship management and enterprise resource planning systems. We began the transition of our customer relationship management system in 2023, and during 2024, we began the transition to the new enterprise resource planning system, which will be completed in phases over multiple years.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
See Note 12 “Commitments and Contingencies” to the condensed consolidated financial statements under the heading “Legal Proceedings” included in this Quarterly Report on Form 10-Q for legal proceedings and related matters.
ITEM 1A. RISK FACTORS.
Our significant business risks are described in Part I, Item 1A “Risk Factors” in our 2024 Annual Report and in our other filings with the SEC. The risk factors described in our filings with the SEC and other information may not describe every risk facing the Company. There have been no material changes in our risk factors from those disclosed in our 2024 Annual Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Recent Sales of Unregistered Equity Securities
There were no sales of unregistered equity securities during the three months ended March 31, 2025.
Use of Proceeds from Registered Equity Securities
We did not receive any proceeds from sales of registered equity securities during the three months ended March 31, 2025.
Issuer Purchases of Equity Securities
The following table presents repurchases of shares of the Company’s Common Stock completed during the three months ended March 31, 2025 (in thousands):

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)(2)
January 1, 2025 - January 31, 2025(3)	15,000	$6.95	15,000	$—
February 1, 2025 - February 28, 2025	—	$—	—	$500,000
March 1, 2025 - March 31, 2025(4)	37,968	$7.70	37,968	$207,791
Total	52,968	$7.49	52,968	$207,791
_________________
(1)    The average price paid per share is calculated by dividing the total cash paid for the shares (including commissions) by the total number of shares repurchased.
(2)    In January 2024, the Company's Board of Directors announced the 2024 Share Repurchase Plan, pursuant to which the Company was authorized to repurchase, through January 29, 2025, up to a maximum aggregate amount of $350 million of shares of the Company's Common Stock. The 2024 Share Repurchase Plan expired on January 29, 2025 with $5 million authorized repurchases remaining.
In February 2025, the Company's Board of Directors announced the 2025 Share Repurchase Plan, pursuant to which the Company is authorized to repurchase, through April 30, 2026, up to a maximum aggregate amount of $500 million of shares of the Company's Common Stock. The 2025 Share Repurchase Plan allows the Company to purchase Common Stock, from time to time, in one or more open market or privately negotiated transactions, including pursuant to Rule 10b5-1 or Rule 10b-18 of the Exchange Act, or pursuant to one or more accelerated share repurchase agreements, subject to certain requirements and other factors.
(3)    The Company entered into an agreement in December 2024 to repurchase 15 million shares of Common Stock from a non-affiliate individual for a total of $104 million under the 2024 Share Repurchase Plan. The transaction settled in January 2025, and the Company retired the shares.
(4)    In March 2025, the Company repurchased, and subsequently retired, 20 million shares of its Common Stock under the 2025 Share Repurchase Plan for $152 million (or $7.62 per share) in connection with an offering of the Company’s Common Stock. Refer to Note 14 “Related Party Transactions” for further information. The additional 18 million shares were repurchased, and subsequently retired, in the open market, including pursuant to Rule 10b5-1, in multiple transactions at an average price of $7.79 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
None.
ITEM 5. OTHER INFORMATION.
During the three months ended March 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6. EXHIBITS.
The exhibits listed on the accompanying Index to Exhibits are filed/furnished or incorporated by reference as part of this Quarterly Report on Form 10-Q.

INDEX TO EXHIBITS
The information required by this Item is set forth on the exhibit index below.

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of ADT Inc.	10-Q	3.1	8/1/2024
3.2	Amended and Restated Bylaws of ADT Inc.	8-K	3.1	9/18/2023
10.1	Incremental Assumption and Amendment Agreement No. 19, dated as of March 7, 2025, by and among Prime Security Services Holdings, LLC, Prime Security Services Borrower, LLC, The ADT Security Corporation, the subsidiary loan parties party thereto, Barclays Bank PLC, as Administrative Agent, and the lenders party thereto.	8-K	10.1	3/10/2025
10.2	Seventh Amendment to the Receivables Financing Agreement, among ADT Finance LLC, Mizuho Bank, Ltd., ADT LLC, MUFG Bank, Ltd., Starbird Funding Corporation, and BNP Paribas, dated as of March 27, 2025.	8-K	10.1	4/2/2025
10.3+*^	Retirement and Consulting Agreement, dated March 6, 2025 by and between The ADT Security Corporation (together with its subsidiaries, affiliates and successors) and Donald Young.
10.4+*	Employment Offer Letter, dated March 18, 2025 between ADT LLC (together with its affiliates and successors) and Fawad Ahmad.
10.5+*	Employment Offer Letter, dated September 12, 2023 between ADT LLC (together with its affiliates and successors) and David Scott.
31.1*	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
31.2*	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
32.1**	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	XBRL Instant Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document
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

ADT Inc.

Date:	April 24, 2025	By:	/s/ Jeffrey Likosar
		Name:	Jeffrey Likosar
		Title:	President, Corporate Development and Transformation, and Chief Financial Officer (Principal Financial Officer)