Form 10-Q
period 2025-06-30
ADT Inc.
filed 2025-07-24
CIK 1703056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 17, 2025, there were 776,526,793 shares outstanding of the registrant’s common stock, $0.01 par value per share, and 54,744,525 shares outstanding of the registrant’s Class B common stock, $0.01 par value per share.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$45,195	$96,212
Restricted cash and restricted cash equivalents	107,247	107,853
Accounts receivable, net of allowance for credit losses of $66,840 and $57,795, respectively	406,594	393,511
Inventories, net	185,690	196,731
Prepaid expenses and other current assets	195,532	210,613
Total current assets	940,258	1,004,920
Property and equipment, net	240,770	247,183
Subscriber system assets, net	2,914,895	2,981,161
Intangible assets, net	4,875,837	4,854,099
Goodwill	4,903,899	4,903,899
Deferred subscriber acquisition costs, net	1,390,392	1,324,376
Other assets	706,019	735,319
Total assets	$15,972,070	$16,050,957

Liabilities and stockholders' equity
Current liabilities:
Current maturities of long-term debt	$1,064,298	$195,791
Accounts payable	187,125	153,537
Deferred revenue	252,856	247,785
Accrued expenses and other current liabilities	520,335	634,904
Current liabilities of discontinued operations	27,272	31,763
Total current liabilities	2,051,886	1,263,780
Long-term debt	6,751,094	7,511,282
Deferred subscriber acquisition revenue	2,090,428	2,067,608
Deferred tax liabilities	1,169,753	1,167,213
Other liabilities	235,549	224,384
Noncurrent liabilities of discontinued operations	13,981	15,889
Total liabilities	12,312,691	12,250,156

Commitments and contingencies (See Note 12)

Stockholders' equity:
Preferred stock—authorized 1,000,000 shares of $0.01 par value; zero issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock—authorized 3,999,000,000 shares of $0.01 par value; issued and outstanding shares of 777,957,176 and 836,589,761 as of June 30, 2025 and December 31, 2024, respectively	7,780	8,366
Class B common stock—authorized 100,000,000 shares of $0.01 par value; issued and outstanding shares of 54,744,525 as of June 30, 2025 and December 31, 2024	547	547
Additional paid-in capital	6,764,716	7,117,098
Accumulated deficit	(3,106,714)	(3,318,174)
Accumulated other comprehensive income (loss)	(6,950)	(7,036)
Total stockholders' equity	3,659,379	3,800,801
Total liabilities and stockholders' equity	$15,972,070	$16,050,957
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Monitoring and related services	$1,090,241	$1,068,065	$2,173,345	$2,130,717
Security installation, product, and other	196,794	136,494	381,181	263,514
Total revenue	1,287,035	1,204,559	2,554,526	2,394,231
Cost of revenue (exclusive of depreciation and amortization shown separately below):
Monitoring and related services	161,928	151,192	319,778	305,905
Security installation, product, and other	88,258	45,042	170,530	84,634
Total cost of revenue	250,186	196,234	490,308	390,539
Selling, general, and administrative expenses	356,138	390,291	724,738	760,507
Depreciation and intangible asset amortization	338,734	333,859	678,251	666,861
Operating income (loss)	341,977	284,175	661,229	576,324
Interest expense, net	(115,798)	(109,700)	(236,677)	(197,150)
Other income (expense)	803	11,550	(4,061)	27,172
Income (loss) from continuing operations before income taxes	226,982	186,025	420,491	406,346
Income tax benefit (expense)	(58,749)	(59,840)	(109,781)	(116,270)
Income (loss) from continuing operations	168,233	126,185	310,710	290,076
Income (loss) from discontinued operations, net of tax	(3,054)	(33,791)	(5,285)	(106,131)
Net income (loss)	$165,179	$92,394	$305,425	$183,945

Common Stock:
Income (loss) from continuing operations per share - basic	$0.20	$0.14	$0.37	$0.32
Income (loss) from continuing operations per share - diluted	$0.19	$0.13	$0.35	$0.30

Net income (loss) per share - basic	$0.20	$0.10	$0.36	$0.20
Net income (loss) per share - diluted	$0.18	$0.10	$0.34	$0.19

Weighted-average shares outstanding - basic	777,635	848,273	792,748	852,083
Weighted-average shares outstanding - diluted	839,951	909,128	855,559	913,475

Class B Common Stock:
Income (loss) from continuing operations per share - basic	$0.20	$0.14	$0.37	$0.32
Income (loss) from continuing operations per share - diluted	$0.19	$0.13	$0.35	$0.30

Net income (loss) per share - basic	$0.20	$0.10	$0.36	$0.20
Net income (loss) per share - diluted	$0.18	$0.10	$0.34	$0.19

Weighted-average shares outstanding - basic	54,745	54,745	54,745	54,745
Weighted-average shares outstanding - diluted	54,745	54,745	54,745	54,745
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$165,179	$92,394	$305,425	$183,945
Other comprehensive income (loss), net of tax:
Cash flow hedges and other	(1,258)	1,527	86	3,235
Comprehensive income (loss)	$163,921	$93,921	$305,511	$187,180
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Three Months Ended June 30, 2025
	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Beginning balance	788,153	54,745	$7,882	$547	$6,840,189	$(3,225,634)	$(5,692)	$3,617,292
Net income (loss)	—	—	—	—	—	165,179	—	165,179
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(1,258)	(1,258)
Dividends	—	—	—	—	—	(45,895)	—	(45,895)
Share-based compensation expense	—	—	—	—	11,649	—	—	11,649
Repurchases of common stock (including excise tax)	(11,833)	—	(118)	—	(89,593)	—	—	(89,711)
Transactions related to employee share-based compensation plans and other	1,637	—	16	—	2,471	(364)	—	2,123
Ending balance	777,957	54,745	$7,780	$547	$6,764,716	$(3,106,714)	$(6,950)	$3,659,379

	Three Months Ended June 30, 2024
	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Beginning balance	855,629	54,745	$8,556	$547	$7,317,895	$(3,576,763)	$(14,454)	$3,735,781
Net income (loss)	—	—	—	—	—	92,394	—	92,394
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	1,527	1,527
Dividends	—	—	—	—	—	(50,148)	—	(50,148)
Share-based compensation expense	—	—	—	—	21,416	—	—	21,416
Transactions related to employee share-based compensation plans and other	1,424	—	15	—	7,750	(525)	—	7,240
Ending balance	857,053	54,745	$8,571	$547	$7,347,061	$(3,535,042)	$(12,927)	$3,808,210
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Six Months Ended June 30, 2025
	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Beginning balance	836,590	54,745	$8,366	$547	$7,117,098	$(3,318,174)	$(7,036)	$3,800,801
Net income (loss)	—	—	—	—	—	305,425	—	305,425
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	86	86
Dividends	—	—	—	—	—	(93,081)	—	(93,081)
Share-based compensation expense	—	—	—	—	32,170	—	—	32,170
Repurchases of common stock (including excise tax)	(64,801)	—	(648)	—	(393,969)	—	—	(394,617)
Transactions related to employee share-based compensation plans and other	6,168	—	62	—	9,417	(884)	—	8,595
Ending balance	777,957	54,745	$7,780	$547	$6,764,716	$(3,106,714)	$(6,950)	$3,659,379

	Six Months Ended June 30, 2024
	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Beginning balance	867,432	54,745	$8,674	$547	$7,413,305	$(3,617,718)	$(16,162)	$3,788,646
Net income (loss)	—	—	—	—	—	183,945	—	183,945
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	3,235	3,235
Dividends	—	—	—	—	—	(100,218)	—	(100,218)
Share-based compensation expense	—	—	—	—	29,387	—	—	29,387
Repurchases of common stock (including excise tax)	(15,000)	—	(150)	—	(93,969)	—	—	(94,119)
Transactions related to employee share-based compensation plans and other	4,621	—	47	—	(1,662)	(1,051)	—	(2,666)
Ending balance	857,053	54,745	$8,571	$547	$7,347,061	$(3,535,042)	$(12,927)	$3,808,210
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$305,425	$183,945
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and intangible asset amortization	678,269	668,678
Amortization of deferred subscriber acquisition costs	122,507	109,335
Amortization of deferred subscriber acquisition revenue	(178,489)	(169,558)
Share-based compensation expense	32,170	29,387
Deferred income taxes	2,488	48,985
Provision for losses on receivables and inventory	100,882	106,870
Loss on extinguishment of debt	6,443	4,509
Intangible and other asset impairments	1,504	21,296
Unrealized (gain) loss on interest rate swap contracts	41,876	(1,744)
Other non-cash items, net	38,607	38,035
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Deferred subscriber acquisition costs	(188,690)	(182,834)
Deferred subscriber acquisition revenue	115,365	134,830
Other, net	(47,832)	(64,729)
Net cash provided by (used in) operating activities	1,030,525	927,005

Cash flows from investing activities:
Dealer generated customer accounts and bulk account purchases	(330,997)	(260,056)
Subscriber system asset expenditures	(209,188)	(284,012)
Purchases of property and equipment	(83,052)	(87,391)
Proceeds (payments) from interest rate swaps	(1,378)	(4,229)
Other investing, net	2,056	2,995
Net cash provided by (used in) investing activities	(622,559)	(632,693)

Cash flows from financing activities:
Proceeds from long-term borrowings	730,000	905,521
Repayment of long-term borrowings, including call premiums	(650,489)	(1,017,686)
Proceeds from receivables facility	146,623	145,565
Repayment of receivables facility	(114,752)	(157,713)
Proceeds (payments) from interest rate swaps	34,163	48,005
Repurchases of common stock, including excise tax	(495,111)	(93,356)
Dividends on common stock	(95,998)	(82,172)
Payments on finance leases	(14,456)	(15,485)
Other financing, net	431	(8,024)
Net cash provided by (used in) financing activities	(459,589)	(275,345)

Cash and cash equivalents and restricted cash and restricted cash equivalents:
Net increase (decrease)	(51,623)	18,967
Beginning balance	204,065	129,950
Ending balance	$152,442	$148,917
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
As of June 30, 2025, certain entities managed by affiliates of Apollo Global Management, Inc. (“Apollo”) owned approximately 22% of the Company’s outstanding Common Stock, including shares of Class B common stock (“Class B Common Stock”) (on an as-converted basis). Refer to Note 14 “Related Party Transactions” for further information.
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
The Condensed Consolidated Balance Sheet as of December 31, 2024 included herein was derived from the audited consolidated financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”). Certain information and footnote disclosures required in the annual consolidated financial statements have been omitted as appropriate. For a more comprehensive understanding of the Company and its interim results, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the 2024 Annual Report.
Certain prior period amounts have been reclassified to conform with the current period presentation. Beginning in the first quarter of 2025, amounts previously disclosed under the caption merger, restructuring, integration, and other are presented within selling, general, and administrative expenses (“SG&A”) in the Condensed Consolidated Statements of Operations as they are no longer material for the periods presented.
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
Refer to Note 3 “Segment Information.”

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Discontinued Operations
The Company’s exit in 2024 from the residential solar business (the “Solar Business”) (the “ADT Solar Exit”) and the sale in 2023 of its commercial business (the “Commercial Business”) (the “Commercial Divestiture”) represented strategic shifts that had major effects on the Company’s operations and financial results. As applicable, the results of operations and financial position of these businesses are classified as discontinued operations in the Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets, respectively. The Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Comprehensive Income (Loss) present both continuing and discontinued operations, as applicable.
Refer to Note 4 “Divestitures.”
Unless otherwise noted, the following Notes to Condensed Consolidated Financial Statements refer to the Company’s continuing operations only.
Accounting Standards Updates (“ASUs”)
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
The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its financial statements and disclosures.
Improvements to Income Tax Disclosures - ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, focuses on improvements to income tax disclosures, primarily related to the rate reconciliation and income tax paid information. In addition, the update includes certain other amendments to improve the effectiveness of income tax disclosures.
The guidance is effective for annual reporting periods beginning after December 15, 2024, and should be applied prospectively, with retrospective application also a permitted option. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its financial statements and disclosures.
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

(in thousands)	June 30, 2025	December 31, 2024
Cash and cash equivalents	$45,195	$96,212
Restricted cash and restricted cash equivalents(1)	107,247	107,853
Ending balance	$152,442	$204,065
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

(in thousands)	June 30, 2025	December 31, 2024
Gross carrying amount	$7,051,746	$6,878,490
Accumulated depreciation	(4,136,851)	(3,897,329)
Subscriber system assets, net	$2,914,895	$2,981,161
Depreciation of subscriber system assets and amortization of deferred subscriber acquisition costs are reflected in depreciation and intangible asset amortization and SG&A, respectively, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Depreciation of subscriber system assets	$138,827	$139,306	$278,201	$277,609
Amortization of deferred subscriber acquisition costs	$62,149	$54,730	$122,507	$109,335
Accrued Expenses and Other Current Liabilities

(in thousands)	June 30, 2025	December 31, 2024
Accrued interest	$100,804	$107,116
Payroll-related accruals	87,069	109,078
Opportunity Fund (see Note 14 “Related Party Transactions”)	82,206	84,516
Accrued dividends	45,789	48,918
Physically settled forward share repurchase liabilities (see Note 9 “Equity”)	1,267	104,175
Other accrued liabilities	203,200	181,101
Accrued expenses and other current liabilities	$520,335	$634,904

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
As of June 30, 2025 and December 31, 2024, investments in money market mutual funds were $16 million and $90 million, respectively.
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

	June 30, 2025		December 31, 2024
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt instruments(1) (see Note 6 “Debt”)	$7,759,364	$7,830,226	$7,637,631	$7,589,677
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

	June 30, 2025		December 31, 2024
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Retail installment contract receivables, net	$658,308	$506,408	$669,326	$495,259

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
Disaggregated Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Sources of Revenue:
Recurring monthly revenue	$1,056,527	$1,040,205	$2,109,326	$2,077,071
Other related services	33,714	27,860	64,019	53,646
Monitoring and related services	1,090,241	1,068,065	2,173,345	2,130,717

Installation revenue	$107,176	$50,312	$202,692	$93,956
Amortization of deferred subscriber acquisition revenue	89,618	86,182	178,489	169,558
Security installation, product, and other	196,794	136,494	381,181	263,514

Total revenue	$1,287,035	$1,204,559	$2,554,526	$2,394,231
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
Remaining Performance Obligations
As of June 30, 2025, the Company’s total remaining unsatisfied performance obligations relating to the provision of monitoring and related services are as follows (in thousands):

0-12 Months	13-24 Months	25-36 Months	Thereafter	Total
$1,880,624	$1,041,664	$486,956	$256,900	$3,666,144
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2025	2024
Beginning balance	$57,795	$46,850
Provision for credit losses	76,974	73,707
Write-offs, net of recoveries(1)	(67,929)	(63,341)
Ending balance	$66,840	$57,216
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
The allowance for credit losses relates to RICs from outright sales transactions and is not material.
The following is a summary of unbilled retail installment contract receivables, net:

(in thousands)	June 30, 2025	December 31, 2024
Retail installment contract receivables, gross	$688,151	$678,174
Allowance for credit losses	(29,843)	(8,848)
Retail installment contract receivables, net	$658,308	$669,326

Balance Sheet Classification:
Accounts receivable, net	$264,565	$260,224
Other assets	393,743	409,102
Retail installment contract receivables, net	$658,308	$669,326
As of June 30, 2025 and December 31, 2024, RICs, net, for which the Company grants a security interest as collateral for borrowings under the 2020 Receivables Facility were $594 million and $575 million, respectively. Refer to Note 6 “Debt” for further discussion regarding the 2020 Receivables Facility.
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in thousands)	June 30, 2025	December 31, 2024
Contract assets, gross	$58,390	$46,031
Allowance for credit losses	(5,823)	(5,221)
Contract assets, net	$52,567	$40,810

Balance Sheet Classification:
Prepaid expenses and other current assets	$25,417	$19,164
Other assets	27,150	21,646
Contract assets, net	$52,567	$40,810
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024

Total segment revenue	$1,287,035	$1,204,559	$2,554,526	$2,394,231

Less significant segment expenses:
Customer service costs(1)	109,094	102,807	215,484	206,033
Maintenance costs(1)	52,834	48,385	104,294	99,872
Security installation, product, and other costs	88,258	45,042	170,530	84,634
Selling costs, including commissions(2)	45,038	47,359	91,162	99,175
Amortization of deferred subscriber acquisition costs(2)	62,149	54,730	122,507	109,335
Advertising costs(2)	21,674	27,385	40,188	51,883
Provision for credit losses(2)	48,841	50,226	99,320	83,970
Other general and administrative costs(2)	162,384	183,563	329,923	365,338
Share-based compensation(2)	11,649	21,284	32,170	29,359
Depreciation and intangible asset amortization	338,734	333,859	678,251	666,861
Interest expense	117,874	111,537	241,044	203,136
Income tax expense (benefit)	58,749	59,840	109,781	116,270
Total significant segment expenses	1,117,278	1,086,017	2,234,654	2,115,866

Less other segment items(3):
Other items in SG&A(2)	4,403	5,744	9,468	21,447
Other, net	(2,879)	(13,387)	(306)	(33,158)
Total other segment items	1,524	(7,643)	9,162	(11,711)

Reconciliation of profit or loss:
(Income) loss from discontinued operations, net of tax(4)	3,054	33,791	5,285	106,131

Net income (loss)	$165,179	$92,394	$305,425	$183,945
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
Exit charges incurred and paid were not material in 2025.
During the six months ended June 30, 2024, the Company paid approximately $18 million associated with the ADT Solar Exit primarily related to employee separation and other restructuring costs.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the three and six months ended June 30, 2024, respectively, the Company incurred aggregate exit charges of $13 million and $89 million, which have been recognized within income (loss) from discontinued operations, net of tax related to (i) $1 million and $36 million, associated with the write-down and disposition of inventory and asset impairments, (ii) $10 million and $29 million, associated with the disposition of the existing installation pipeline, (iii) $1 million and $12 million, associated with employee separation costs, and (iv) $2 million and $12 million, associated with contract termination and other charges.
The following reconciliations represent the major classes of line items of the Solar Business presented within discontinued operations. Cash flows related to discontinued operations were not significant during the six months ended June 30, 2025 and June 30, 2024.
Balance Sheet Information
There were no material assets of discontinued operations as of June 30, 2025 and December 31, 2024.

(in thousands)	June 30, 2025	December 31, 2024
Current maturities of long-term debt	$—	$22
Accounts payable	5,904	6,953
Accrued expenses and other current liabilities	21,368	24,788
Total current liabilities of discontinued operations	27,272	31,763
Long-term debt	—	32
Other liabilities	13,981	15,857
Total liabilities of discontinued operations	$41,253	$47,652
Statements of Operations Information

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Revenue	$—	$1,656	$—	$21,295
Cost of revenue	835	19,837	2,588	61,359
Selling, general, and administrative expenses	2,716	16,499	3,957	89,918
Depreciation and intangible asset amortization	—	466	18	1,817
Other (income) and expense items	—	(8)	42	1,473
Income (loss) from discontinued operations before income taxes	(3,551)	(35,138)	(6,605)	(133,272)
Income tax benefit (expense)	917	9,601	1,740	35,376
Income (loss) from discontinued operations, net of tax	$(2,634)	$(25,537)	$(4,865)	$(97,896)
Commercial Divestiture
During the periods presented, activity reflected in discontinued operations, net of tax, relating to the Commercial Divestiture was not material.
In connection with the Commercial Divestiture, the Company entered into a Transition Services Agreement (the “Commercial TSA”). During the three and six months ended June 30, 2025, Commercial TSA income was not material. During the three and six months ended June 30, 2024, the Company recognized $11 million and $22 million, respectively, of Commercial TSA income, which is reflected in other income (expense) within continuing operations.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.     GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
There were no changes in the carrying amounts of goodwill since December 31, 2024.

Other Intangible Assets

	June 30, 2025			December 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Contracts and related customer relationships	$6,489,356	$(3,732,974)	$2,756,382	$6,158,349	$(3,464,926)	$2,693,423
Dealer relationships	1,518,020	(736,869)	781,151	1,518,020	(697,324)	820,696
Other	209,773	(204,469)	5,304	209,773	(202,793)	6,980
Total definite-lived intangible assets	8,217,149	(4,674,312)	3,542,837	7,886,142	(4,365,043)	3,521,099

Indefinite-lived intangible assets:
Trade name	1,333,000	—	1,333,000	1,333,000	—	1,333,000
Intangible assets	$9,550,149	$(4,674,312)	$4,875,837	$9,219,142	$(4,365,043)	$4,854,099

The change in the net carrying amount of contracts and related customer relationships during the period was as follows:

(in thousands)
Balance as of December 31, 2024	$2,693,423
Customer contract additions, net of dealer charge-backs(1)	331,007
Amortization	(268,048)
Balance as of June 30, 2025	$2,756,382
________________
(1)     The weighted-average amortization period for customer contract additions was approximately 15 years.
Payments for customer contract additions under the Company’s authorized dealer program and from other third parties are reflected as dealer generated customer accounts and bulk account purchases on the Condensed Consolidated Statements of Cash Flows.
During the three months ended June 30, 2025, the Company completed a bulk customer account purchase for a contractual purchase price of $101 million, subject to reduction based on customer retention, and paid initial cash at closing of $89 million.
Definite-Lived Intangible Asset Amortization Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Definite-lived intangible asset amortization expense	$154,593	$150,644	$309,269	$301,542

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.     DEBT
The Company’s debt is comprised of the following (in thousands):

Description	Issued	Maturity	Interest Rate(1)	Interest Payable	June 30, 2025	December 31, 2024
First Lien Term Loan B due 2030	10/13/2023	10/13/2030	Term SOFR +2.00%	Quarterly	$1,974,169	$1,984,090
First Lien Term Loan B-2 due 2032	3/7/2025	3/7/2032	Term SOFR +1.75%	Quarterly	598,500	—
First Lien Revolving Credit Facility	3/16/2018	10/1/2029	Term SOFR +2.00%	Quarterly	—	—
First Lien Notes due 2026	4/4/2019	4/15/2026	5.750%	3/15 and 9/15	850,000	1,350,000
First Lien Notes due 2027	8/20/2020	8/31/2027	3.375%	6/15 and 12/15	1,000,000	1,000,000
First Lien Notes due 2029	7/29/2021	8/1/2029	4.125%	2/1 and 8/1	1,000,000	1,000,000
Second Lien Notes due 2028	1/28/2020	1/15/2028	6.250%	1/15 and 7/15	1,300,000	1,300,000
ADT Notes due 2032	5/2/2016	7/15/2032	4.875%	1/15 and 7/15	728,016	728,016
ADT Notes due 2042	7/5/2012	7/15/2042	4.875%	1/15 and 7/15	21,896	21,896
2020 Receivables Facility(2)	3/5/2020	5/20/2030	Various	Monthly	439,772	407,901
Total debt principal, excluding finance leases					7,912,353	7,791,903
Finance lease liabilities(3)					56,028	69,442
Unamortized debt discount, net					(16,470)	(12,081)
Unamortized deferred financing costs					(26,482)	(26,990)
Unamortized purchase accounting fair value adjustment and other					(110,037)	(115,201)
Total debt					7,815,392	7,707,073
Current maturities of long-term debt, net of unamortized debt discount					(1,064,298)	(195,791)
Long-term debt					$6,751,094	$7,511,282
_________________
(1)    Interest rate as of June 30, 2025. Interest on the 2020 Receivables Facility is primarily based on the Secured Overnight Financing Rate (“SOFR”) +0.95% and Lender Cost of Funds (“COF”) +0.85%.
(2)    Maturity date for the 2020 Receivables Facility represents the final maturity date of current loans borrowed under the facility.
(3)    Refer to Note 13 “Leases” for additional information regarding the Company’s finance leases.
As of June 30, 2025, the Company was in compliance with all financial covenant and other maintenance tests for all of its debt obligations.
First Lien Credit Agreement
The Company’s first lien credit agreement, dated as of July 1, 2015 (together with subsequent amendments and restatements, the “First Lien Credit Agreement”), consists of term loans (the “First Lien Term Loan B due 2030” and “First Lien Term Loan B-2 due 2032”) and the First Lien Revolving Credit Facility.
During the six months ended June 30, 2025, the Company borrowed and repaid $133 million under the First Lien Revolving Credit Facility. As of June 30, 2025, the available borrowing capacity was $800 million.
During the six months ended June 30, 2024, the Company borrowed and repaid $260 million under the First Lien Revolving Credit Facility.

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
•June 2025 - Certain lenders provided commitments to fund an additional $550 million of term loans as part of the First Lien Term Loan B-2 due 2032. The closing of this transaction, which remains subject to market and other customary conditions, is expected to occur on or around July 25, 2025. Additionally, during June 2025, the Company issued a notice of partial redemption for $550 million of the First Lien Notes due 2026, which will be redeemed on July 27, 2025. The Company intends to use proceeds from the First Lien Term Loan B-2 due 2032 for the partial redemption of the First Lien Notes due 2026.
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
•June 2025 - As noted above, the Company issued a notice of partial redemption for $550 million of the First Lien Notes due 2026, which will be redeemed on July 27, 2025.
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
As of June 30, 2025, the Company had an uncommitted available borrowing capacity under the 2020 Receivables Facility of approximately $110 million.
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
7.     DERIVATIVE FINANCIAL INSTRUMENTS
The Company's derivative financial instruments primarily consist of interest rate swap contracts, which were entered into with the objective of managing exposure to variability in interest rates on the Company's debt. SOFR is the applicable benchmark for all of the Company's interest rate swap contracts. All interest rate swap contracts are reported at fair value in the Condensed Consolidated Balance Sheets.
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
The Company’s interest rate swaps consist of the following (notional amounts in thousands):

Execution	Maturity	Designation	June 30, 2025	December 31, 2024
October 2019	September 2026	Not designated	$2,800,000	$2,800,000
March 2023	March 2028	Not designated	100,000	100,000
April 2023	March 2028	Not designated	200,000	200,000
December 2023	September 2026	Not designated	700,000	700,000
June 2025	March 2032	Cash flow hedge	550,000	—
Total notional amount			$4,350,000	$3,800,000
During June 2025, the Company entered into derivative instruments with the objective of reducing the variability in future expected interest payments on a portion of the Company’s First Lien Term Loan B-2 due 2032. The Company designated these instruments as qualifying cash flow hedges. The instruments were highly effective at the inception of the hedge relationship and are expected to continue to be highly effective.
Subsequent event - During July 2025, the Company entered into derivative instruments with a notional amount of $600 million with the objective of reducing the variability in future expected interest payments on a portion of the Company’s First Lien Term Loan B-2 due 2032. The Company designated $500 million of these instruments as qualifying cash flow hedges. The instruments were highly effective at the inception of the hedge relationship and are expected to continue to be highly effective.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Balance Sheet Classification (in thousands)	June 30, 2025	December 31, 2024
Prepaid expenses and other current assets	$47,752	$56,164
Other assets	21,664	54,102
Accrued expenses and other current liabilities	(170)	(1,466)
Other liabilities	(5,821)	(208)
Fair value of interest rate swaps - net asset (liability)	$63,425	$108,592
Unrealized gains (losses) on the Company’s derivatives classified as cash flow hedges that were recognized in accumulated other comprehensive income (loss) were not material during the second quarter of 2025.
Unrealized gains (losses) on the Company’s derivatives not classified as cash flow hedges that were recognized in the Statements of Operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Classification (in thousands)	2025	2024	2025	2024
Interest expense, net	$(13,022)	$(5,125)	$(34,031)	$11,622
Other income (expense)	$(3,813)	$(3,277)	$(7,845)	$(9,878)
The following table includes reclassifications related to previously designated cash flow hedges and unrealized gains (losses) on interest rate swaps designated as cash flow hedges:

	Three Months Ended June 30,		Six Months Ended June 30,
Changes in AOCI (in thousands)	2025	2024	2025	2024
Interest expense, net	$(1,591)	$1,985	$195	$4,114
Income tax (benefit) expense	$384	$(481)	$(48)	$(993)
As of June 30, 2025 and December 31, 2024, AOCI, net of tax, related to previously designated cash flow hedges was not material.
8.     INCOME TAXES
Unrecognized Tax Benefits
The Company’s unrecognized tax benefits relate to tax years that remain subject to audit by the taxing authorities in the U.S. federal, state and local, and foreign jurisdictions. During the six months ended June 30, 2025, the Company did not have a material change to its unrecognized tax benefits from those disclosed in the 2024 Annual Report. Based on the current tax statutes and current status of its income tax audits, the Company does not expect unrecognized tax benefits to change significantly in the next twelve months.
Effective Tax Rate
The effective tax rate can vary from period to period due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as changes in the overall state tax rate. The discussion below is based on the continuing operations of the Company.
The Company’s income tax expense for the three months ended June 30, 2025 was $59 million, resulting in an effective tax rate for the period of 25.9%. The effective tax rate primarily represents the federal statutory rate of 21.0%, and a state tax rate, net of federal benefits, of 4.9%.
The Company’s income tax expense for the three months ended June 30, 2024 was $60 million, resulting in an effective tax rate for the period of 32.2%. The effective tax rate primarily represents the federal statutory tax rate of 21.0%, and a state tax rate, net of federal benefits, of 5.9%, and an unfavorable impact from dispositions of 5.0%.
The Company’s income tax expense for the six months ended June 30, 2025 was $110 million, resulting in an effective tax rate for the period of 26.1%. The effective tax rate primarily represents the federal statutory rate of 21.0%, and a state tax rate, net of federal benefits, of 5.2%.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company’s income tax expense for the six months ended June 30, 2024 was $116 million, resulting in an effective tax rate for the period of 28.6%. The effective tax rate primarily represents the federal statutory tax rate of 21.0%, and a state tax rate, net of federal benefits, of 5.6%, and an unfavorable impact from dispositions of 2.3%.
Other Tax Matters
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which includes a broad range of tax reform provisions. The Company is currently evaluating the impact of the OBBBA on its financial results.
9.     EQUITY
Common Stock and Class B Common Stock
The Company has two classes of common stock, which comprises Common Stock and Class B Common Stock.
Share Issuances
During the three and six months ended June 30, 2025, shares issued resulted from the vesting of restricted stock units (“RSUs”) and stock option exercises related to fully vested share-based compensation awards as presented on the Condensed Consolidated Statements of Stockholders’ Equity.
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
The 2024 Share Repurchase Plan expired in January 2025 with $5 million in authorized repurchases remaining.
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the three months ended June 30, 2025, the Company repurchased, and subsequently retired, 12 million shares in the open market pursuant to Rule 10b5-1 and Rule 10b-18 of the Exchange Act under the 2025 Share Repurchase Plan in multiple transactions for a total of $96 million (or $8.14 per share).
As of June 30, 2025, the Company had $112 million remaining under the 2025 Share Repurchase Plan.
Subsequent event - During July 2025, the Company repurchased, and subsequently retired, 2 million shares in the open market pursuant to Rule 10b5-1 and Rule 10b-18 of the Exchange Act under the 2025 Share Repurchase Plan in multiple transactions for a total of $16 million (or $8.45 per share). As of July 22, 2025, the Company had approximately $96 million remaining under the 2025 Share Repurchase Plan.
Dividends

(in thousands, except per share data)			Common Stock		Class B Common Stock
Declaration Date	Record Date	Payment Date	Per Share	Aggregate	Per Share	Aggregate
Six Months Ended June 30, 2025
2/27/2025	3/13/2025	4/3/2025	$0.055	$44,175	$0.055	$3,011
4/24/2025	6/12/2025	7/8/2025	0.055	42,884	0.055	3,011
		Total	$0.110	$87,059	$0.110	$6,022

Six Months Ended June 30, 2024
1/24/2024	3/14/2024	4/4/2024	$0.055	$47,059	$0.055	$3,011
4/25/2024	6/13/2024	7/9/2024	0.055	47,137	0.055	3,011
		Total	$0.110	$94,196	$0.110	$6,022
Subsequent Event - On July 24, 2025, the Company announced a dividend of $0.055 per share to holders of Common Stock and Class B Common Stock of record on September 11, 2025, which will be paid on October 2, 2025.
Accumulated Other Comprehensive Income (Loss)
During the three and six months ended June 30, 2025, there were no material reclassifications out of AOCI. Refer to Note 7 “Derivative Financial Instruments.”
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
Common Stock
Potential shares of Common Stock include (i) incremental shares related to the vesting or exercise of share-based compensation awards, warrants, and other options to purchase additional shares of the Company’s Common Stock calculated using the treasury stock method and (ii) incremental shares of Common Stock issuable upon the conversion of Class B Common Stock. Additionally, the basic and diluted earnings per share computations for Common Stock for the periods presented exclude unvested shares of approximately 4 million and 7 million, respectively, as their vesting is contingent upon achievement of certain performance requirements.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
in thousands, except per share amounts	2025	2024	2025	2024
Allocation of income (loss) from continuing operations - basic	$157,164	$118,589	$290,597	$272,664
Dilutive effect	3,572	3,299	6,994	6,739
Allocation of income (loss) from continuing operations - diluted	$160,736	$121,888	$297,591	$279,403

Allocation of income (loss) from discontinued operations, net of tax - basic	$(2,853)	$(31,756)	$(4,944)	$(99,771)
Dilutive effect	—	—	—	—
Allocation of income (loss) from discontinued operations, net of tax - diluted	$(2,853)	$(31,756)	$(4,944)	$(99,771)

Weighted-average shares outstanding - basic	777,635	848,273	792,748	852,083
Dilutive effect(1)	62,316	60,855	62,811	61,392
Weighted-average shares outstanding - diluted	839,951	909,128	855,559	913,475

Income (loss) from continuing operations per share - basic	$0.20	$0.14	$0.37	$0.32
Income (loss) from continuing operations per share - diluted	$0.19	$0.13	$0.35	$0.30

Income (loss) from discontinued operations, net of tax, per share - basic	$—	$(0.04)	$(0.01)	$(0.12)
Income (loss) from discontinued operations, net of tax, per share - diluted	$—	$(0.03)	$(0.01)	$(0.11)
_________________
(1)    During the three and six months ended June 30, 2025, 23 million and 21 million shares of Common Stock, respectively, that would be dilutive were excluded from the diluted earnings per share calculations because their effects would have been anti-dilutive.

During the three and six months ended June 30, 2024, 22 million and 19 million shares of Common Stock, respectively, that would be dilutive were excluded from the diluted earnings per share calculations because their effects would have been anti-dilutive.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Class B Common Stock

	Three Months Ended June 30,		Six Months Ended June 30,
in thousands, except per share amounts	2025	2024	2025	2024
Allocation of income (loss) from continuing operations - basic	$11,069	$7,596	$20,113	$17,412
Dilutive effect	(561)	(288)	(972)	(717)
Allocation of income (loss) from continuing operations - diluted	$10,508	$7,308	$19,141	$16,695

Allocation of income (loss) from discontinued operations, net of tax - basic	$(201)	$(2,035)	$(341)	$(6,360)
Dilutive effect	—	—	—	—
Allocation of income (loss) from discontinued operations, net of tax - diluted	$(201)	$(2,035)	$(341)	$(6,360)

Weighted-average shares outstanding - basic	54,745	54,745	54,745	54,745
Dilutive effect(1)	—	—	—	—
Weighted-average shares outstanding - diluted	54,745	54,745	54,745	54,745

Income (loss) from continuing operations per share - basic	$0.20	$0.14	$0.37	$0.32
Income (loss) from continuing operations per share - diluted	$0.19	$0.13	$0.35	$0.30

Income (loss) from discontinued operations, net of tax, per share - basic	$—	$(0.04)	$(0.01)	$(0.12)
Income (loss) from discontinued operations, net of tax, per share - diluted	$—	$(0.03)	$(0.01)	$(0.11)
________________
(1)    There were no potential shares of Class B Common Stock during the periods presented.
12.     COMMITMENTS AND CONTINGENCIES
Contractual Obligations
There have been no significant changes to the Company’s contractual obligations as compared to December 31, 2024, except as discussed below:
Google Commercial Agreement
In July 2020, the Company and Google LLC (“Google”) entered into a Master Supply, Distribution, and Marketing Agreement (as amended, the “Google Commercial Agreement”), which, among other things, specifies that each party shall contribute $150 million toward joint marketing, customer acquisition, training of the Company’s employees, and product technology updates related to the Google Devices and Services. In August 2022, the Company and Google executed an amendment to the Google Commercial Agreement, pursuant to which Google has agreed to commit an additional $150 million to fund growth, data and insights, product innovation and technology advancements, customer acquisition, and marketing, as mutually agreed by the Company and Google, (together with the initial amounts, the “Google Success Funds”).
During the six months ended June 30, 2025, $15 million of the Google Success Funds were reimbursed to the Company primarily for certain joint marketing and customer acquisition expenses incurred by the Company, substantially all of which was recorded as a reduction to advertising expenses.

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
As of June 30, 2025, the Company continues to work to meet this commitment.
Other Commitments
The Company is party to an agreement with one of its vendors to purchase at least $370 million of security system equipment and components through December 2025. This commitment is also satisfied through purchases made by the Company’s dealer network.
As of December 31, 2024, the remaining amount under this commitment was $172 million. During the six months ended June 30, 2025, purchases toward this commitment were approximately $91 million.
Guarantees
In the normal course of business, the Company is liable for contract completion and product performance. As of June 30, 2025 and December 31, 2024, the Company’s guarantees primarily relate to standby letters of credit related to its insurance programs and totaled $50 million and $74 million, respectively.
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
As of June 30, 2025 and December 31, 2024, the Company’s accrual for ongoing claims and lawsuits within the scope of an insurance program, including certain amounts related to discontinued operations, totaled $90 million and $94 million, respectively. The Company’s accrual related to ongoing claims and lawsuits not within the scope of an insurance program is not material.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13.     LEASES
Company as Lessee
As part of normal operations, the Company leases real estate, vehicles, and equipment primarily through its main operating entity and wholly-owned subsidiary, ADT LLC.
Right-of-Use Assets and Lease Liabilities

(in thousands)			June 30, 2025	December 31, 2024
Presentation and Classification:
Operating	Current	Prepaid expenses and other current assets	$94	$80
Operating	Non-current	Other assets	82,228	80,768
Finance	Non-current	Property and equipment, net(1)	47,961	61,827
Total right-of-use assets			$130,283	$142,675

Operating	Current	Accrued expenses and other current liabilities	$17,101	$18,811
Finance	Current	Current maturities of long-term debt	22,638	25,593
Operating	Non-current	Other liabilities	81,214	77,884
Finance	Non-current	Long-term debt	33,390	43,849
Total lease liabilities			$154,343	$166,137
_________________
(1)Finance lease right-of-use assets are recorded net of accumulated depreciation, which was approximately $78 million and $66 million as of June 30, 2025 and December 31, 2024, respectively.
Lease Cost

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Operating lease cost	$6,837	$6,709	$13,154	$13,578
Finance lease cost:
Amortization of right-of-use assets	5,485	5,719	10,852	10,108
Interest on lease liabilities	834	1,322	1,764	2,405
Variable lease costs	10,238	8,872	20,149	15,727
Total lease cost	$23,394	$22,622	$45,919	$41,818
Lease Liabilities Arising from Obtaining Right-of-Use Assets(1)

	Six Months Ended June 30,
(in thousands)	2025	2024
Operating leases	$12,519	$8,930
Finance leases	$1,444	$28,557
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
14.     RELATED PARTY TRANSACTIONS
The Company’s related party transactions primarily relate to products and services received from, or monitoring and related services provided to, other entities affiliated with Apollo, and, from time to time, certain transactions with Apollo or State Farm. There were no notable related party transactions during the periods presented other than as described below.
Apollo
March 2025 Offering and Share Repurchase
On March 3, 2025, the Company and certain entities managed by affiliates of Apollo Global Management, Inc. (the “Selling Stockholders”) entered into an underwriting agreement (the “March 2025 Underwriting Agreement”) with Barclays Capital Inc. and Citigroup Capital Markets Inc., as representatives of the underwriters named therein, including Apollo Global Securities, LLC, an affiliate of Apollo (collectively, the “March 2025 Underwriters”), in connection with the offer and sale by the Selling Stockholders of 70 million shares of the Company’s Common Stock (plus an additional 10.5 million shares at the option of the March 2025 Underwriters) (the “March 2025 Offering”).
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
June 2025 Apollo Sale
On June 4, 2025, the Selling Stockholders sold an aggregate of 45 million shares of the Company’s Common Stock in the open market at a price of $8.27 per share (the “June 2025 Apollo Sale”). Immediately following the June 2025 Apollo Sale, Apollo owned less than 25% of the Company’s outstanding Common Stock and, as a result, the Company’s Amended and Restated Management Investor Rights Agreement (the “MIRA”) terminated. The consent rights described in Section 4.1 of the Amended and Restated Stockholders Agreement also terminated following the June 2025 Apollo Sale. Additionally, the margin loan as defined and discussed in the 2024 Annual Report was paid off in full following the June 2025 Apollo Sale.
March 2024 Offering and Share Repurchase
During the six months ended June 30, 2024, the Selling Stockholders sold 65 million shares of the Company’s Common Stock (plus an additional 9.75 million shares at the option of the underwriters) (the “March 2024 Offering”). In connection with the March 2024 Offering, the Company repurchased, and subsequently retired, 15 million shares of its Common Stock under the 2024 Share Repurchase Plan for an aggregate purchase price of $93 million (or approximately $6.22 per share).
The shares in the above offerings were sold by the Selling Stockholders; and the Company did not receive any of the proceeds from the sale of shares by the Selling Stockholders. In addition, the Company did not pay any underwriting fees, including on behalf of the Selling Stockholders or otherwise.
Other Transactions with Apollo
During the six months ended June 30, 2025 and 2024, other fees incurred to Apollo were not material.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
State Farm
State Farm owns more than 10% of the Company’s issued and outstanding common stock, and as a result, is a related party.
In October 2022, the Company, ADT LLC (an indirect wholly owned subsidiary of the Company), and State Farm entered into a development agreement (the “State Farm Development Agreement”) in connection with State Farm’s strategic investment in ADT. Pursuant to the State Farm Development Agreement, State Farm committed up to $300 million to fund certain initiatives as agreed to between the Company and State Farm related to the partnership (the “Opportunity Fund”), of which the Company received $100 million during 2022. Amounts held by the Company in the Opportunity Fund are restricted until the Company uses the funds, as agreed upon with State Farm, in accordance with the State Farm Development Agreement. The State Farm Development Agreement will expire on October 13, 2025, unless both parties agree to renew. Upon expiration of the State Farm Development Agreement, the balance of the Opportunity Fund held by the Company must be returned to State Farm and State Farm will no longer have any obligation to fund the Opportunity Fund in the future.
As of June 30, 2025 and December 31, 2024, the balance in the portion of the Opportunity Fund held by the Company was $82 million and $85 million, respectively, which is presented in restricted cash and restricted cash equivalents and accrued expenses and other current liabilities.
During the six months ended June 30, 2025 and 2024, the Company made payments from the Opportunity Fund of $4 million and $7 million, respectively. Interest earned on the Opportunity Fund was not material.
Fleet Management Agreement
During the second quarter of 2025, the Company entered into an agreement with a vendor affiliated with Apollo for fleet management and related services through 2030. The impact to the Company was not material during the second quarter of 2025.

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

As of June 30, 2025, we served approximately 6.4 million security monitoring service subscribers. Generally, a significant upfront investment is required to acquire new subscribers that in turn provide ongoing and predictable recurring revenue generated from our monitoring services and other subscriber-based offerings. Although the economics of an installation may vary depending on the customer type, acquisition channel, and product offering, we generally achieve revenue break-even in approximately two years.
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
In addition, the mix, price, and type of offerings sold may impact our results. For example, the mix of professional installation solutions versus self set-up solutions may impact our results in future periods, as self set-up solutions typically earn lower contractual fees than our professional installation solutions as a result of differences in pricing, offer tactics, and level of services in each channel.
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
In addition, hurricanes, wildfires, and other natural disasters impacting certain areas in which we operate may result in service, sales, and installation disruptions to certain of our customers. As such, we evaluate the financial and business impacts these events have or may have in the future. During the six months ended June 30, 2025, we did not experience any material losses related to natural disasters.

Other Tax Matters
As a result of Apollo selling shares of our Common Stock (as discussed in Note 14 “Related Party Transactions”) and our share repurchase program, an ownership change (as defined under Sections 382 and 383 of the IRC) occurred during the second quarter of 2025. Generally, an ownership change occurs when the aggregate ownership of certain shareholders shifts, for federal income tax purposes, by more than 50 percentage points in total over a rolling three-year period. An ownership change imposes annual limitations on a corporation’s ability to utilize its tax attributes to offset future U.S. taxable income. Our tax attributes that are subject to the limitations primarily consist of disallowed interest carryforwards. However, the limitation as a result of the ownership change significantly exceeded the value of these attributes. As such, we currently do not expect a material impact to our results from this ownership change.
On July 4, 2025, the OBBBA was signed into law, which includes a broad range of tax reform provisions, some of which we expect may be favorable to our results. We are currently evaluating the impact of the bill.
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
RESULTS OF OPERATIONS

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except per share data or as otherwise indicated)	2025	2024	$ Change	2025	2024	$ Change
Revenue:
Monitoring and related services	$1,090,241	$1,068,065	$22,176	$2,173,345	$2,130,717	$42,628
Security installation, product, and other	196,794	136,494	60,300	381,181	263,514	117,667
Total revenue	1,287,035	1,204,559	82,476	2,554,526	2,394,231	160,295
Cost of revenue (exclusive of depreciation and amortization shown separately below):
Monitoring and related services	161,928	151,192	10,736	319,778	305,905	13,873
Security installation, product, and other	88,258	45,042	43,216	170,530	84,634	85,896
Total cost of revenue	250,186	196,234	53,952	490,308	390,539	99,769
Selling, general, and administrative expenses	356,138	390,291	(34,153)	724,738	760,507	(35,769)
Depreciation and intangible asset amortization	338,734	333,859	4,875	678,251	666,861	11,390
Operating income (loss)	341,977	284,175	57,802	661,229	576,324	84,905
Interest expense, net	(115,798)	(109,700)	(6,098)	(236,677)	(197,150)	(39,527)
Other income (expense)	803	11,550	(10,747)	(4,061)	27,172	(31,233)
Income (loss) from continuing operations before income taxes	226,982	186,025	40,957	420,491	406,346	14,145
Income tax benefit (expense)	(58,749)	(59,840)	1,091	(109,781)	(116,270)	6,489
Income (loss) from continuing operations	168,233	126,185	42,048	310,710	290,076	20,634
Income (loss) from discontinued operations, net of tax	(3,054)	(33,791)	30,737	(5,285)	(106,131)	100,846
Net income (loss)	$165,179	$92,394	$72,785	$305,425	$183,945	$121,480

Diluted income (loss) from continuing operations per share of Common Stock	$0.19	$0.13	$0.06	$0.35	$0.30	$0.05

Diluted weighted-average shares outstanding of Common Stock	839,951	909,128	(69,177)	855,559	913,475	(57,916)

Key Performance Indicators:(1)
RMR	$362,750	$355,179	$7,571	$362,750	$355,179	$7,571
Gross customer revenue attrition (percent)	12.8%	12.9%	N/A*	12.8%	12.9%	N/A*
Adjusted EPS(2)	$0.23	$0.17	$0.06	$0.44	$0.36	$0.08
Adjusted EBITDA(2)	$673,624	$629,287	$44,337	$1,334,425	$1,266,978	$67,447
_______________________
(1)Refer to the “—Key Performance Indicators” section for the definitions of these key performance indicators.
(2)Refer to the “—Non-GAAP Measures” section for the definitions of these non-GAAP measures and reconciliations to the most comparable GAAP measures.
* Not applicable.

Revenue
The three and six months ended June 30, 2025, as compared to the prior year periods, primarily reflects:
•Monitoring and related services revenue (“M&S Revenue”): higher recurring revenue of $16 million and $32 million, respectively, primarily driven by an increase in average prices.
•Security installation, product, and other revenue: higher installation revenue of $57 million and $109 million, respectively, primarily driven by a higher mix of professionally installed systems under the outright sales model at higher average prices in connection with the transition to our ADT+ platform.
The increase in RMR, as compared to the prior year periods, was primarily driven by an increase in average prices on new and existing subscribers.
Gross customer revenue attrition, as compared to the prior year periods, was relatively flat and included a reduction in voluntary and other disconnects as well as relocations, partially offset by higher non-payment disconnects.
Cost of Revenue
The three and six months ended June 30, 2025, as compared to the prior year periods, primarily reflects:
•Monitoring and related services costs (“M&S Costs”): an increase in M&S Costs of $11 million and $14 million, respectively, primarily due to higher interactive fees.
•Security installation, product, and other costs: an increase in installation and product costs of $43 million and $86 million, respectively, primarily due to a higher mix of professionally installed outright sales transactions.
Selling, General, and Administrative Expenses
The three months ended June 30, 2025, as compared to the prior year period, primarily reflects:
•a decrease in general and administrative costs of $23 million primarily as a result of $20 million related to a legal settlement in the prior year, as well as cost savings initiatives, and
•a decrease in share-based compensation of $10 million due to the modification of certain awards in the prior period.
The six months ended June 30, 2025, as compared to the prior year period, primarily reflects:
•a decrease in general and administrative costs of $39 million primarily as a result of $20 million related to a legal settlement in the prior year, as well as cost savings initiatives, and
•a decrease in advertising costs of $12 million as a result of lower media spend, partially offset by
•an increase in the allowance for credit losses of $15 million primarily as a result of an increase in revenue and customer delinquencies.
Depreciation and Intangible Asset Amortization
The three and six months ended June 30, 2025, as compared to the prior year periods, primarily reflects an increase in the amortization of acquired customer contracts of $4 million and $8 million, respectively.
Interest Expense, Net
The three months ended June 30, 2025, as compared to the prior year period, primarily reflects unrealized losses on our interest rate swaps of $13 million in the current year as compared to $5 million in the prior year.
The six months ended June 30, 2025, as compared to the prior year period, primarily reflects an unrealized loss on our interest rate swaps of $34 million in the current year as compared to an unrealized gain of $12 million in the prior year.

Other Income (Expense)
The three and six months ended June 30, 2025, as compared to the prior year periods, primarily reflects lower Commercial TSA income of $10 million and $21 million, respectively.
Income Tax Benefit (Expense)
The Company’s income tax expense for the three months ended June 30, 2025 was $59 million, resulting in an effective tax rate for the period of 25.9%. The effective tax rate primarily represents the federal statutory rate of 21.0%, and a state tax rate, net of federal benefits, of 4.9%.
The Company’s income tax expense for the three months ended June 30, 2024 was $60 million, resulting in an effective tax rate for the period of 32.2%. The effective tax rate primarily represents the federal statutory tax rate of 21.0%, and a state tax rate, net of federal benefits, of 5.9%, and an unfavorable impact from dispositions of 5.0%.
The Company’s income tax expense for the six months ended June 30, 2025 was $110 million, resulting in an effective tax rate for the period of 26.1%. The effective tax rate primarily represents the federal statutory rate of 21.0%, and a state tax rate, net of federal benefits, of 5.2%.
The Company’s income tax expense for the six months ended June 30, 2024 was $116 million, resulting in an effective tax rate for the period of 28.6%. The effective tax rate primarily represents the federal statutory tax rate of 21.0%, and a state tax rate, net of federal benefits, of 5.6%, and an unfavorable impact from dispositions of 2.3%.
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

The table below reconciles Adjusted EPS to diluted income (loss) from continuing operations per share of Common Stock:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	$ Change	2025	2024	$ Change
Diluted income (loss) from continuing operations per share of Common Stock	$0.19	$0.13	$0.06	$0.35	$0.30	$0.05
Share-based compensation expense	0.01	0.02	(0.01)	0.04	0.03	0.01
Merger, restructuring, integration, and other	—	—	—	0.01	0.01	—
Interest rate swaps, net(1)	0.02	0.01	0.01	0.05	—	0.05
Loss on extinguishment of debt	—	—	—	0.01	—	0.01
Other, net	—	—	—	—	—	—
Tax impact on adjustments(2)	(0.01)	(0.01)	—	(0.03)	(0.01)	(0.02)
Adjusted EPS (from continuing operations)(3)	$0.23	$0.17	$0.06	$0.44	$0.36	$0.08
________________
(1) Includes unrealized gains or losses on interest rate swaps presented in interest expense, net and other income (expense).
(2) Represents the tax impact on adjustments using the federal and state blended statutory rate.
(3) Amounts may not sum in this table due to rounding.
During the three and six months ended June 30, 2025, the increase in Adjusted EPS, as compared to the prior year periods, was primarily due to (i) an increase of approximately $0.04 and $0.05 per share, respectively, due to an increase in revenue, net of the related costs including the allowance for credit losses, an increase of approximately $0.02 and $0.04 per share, respectively, due to lower general and administrative costs, and (ii) an increase of approximately $0.02 and $0.03 per share, respectively, due to a decrease in our diluted weighted average shares outstanding as a result of share repurchases during the period. This was partially offset by a decrease of approximately $0.01 and $0.02 per share, respectively, due to lower Commercial TSA income.
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

The table below reconciles Adjusted EBITDA to income (loss) from continuing operations:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2025	2024	$ Change	2025	2024	$ Change
Income (loss) from continuing operations	$168,233	$126,185	$42,048	$310,710	$290,076	$20,634
Interest expense, net	115,798	109,700	6,098	236,677	197,150	39,527
Income tax expense (benefit)	58,749	59,840	(1,091)	109,781	116,270	(6,489)
Depreciation and intangible asset amortization	338,734	333,859	4,875	678,251	666,861	11,390
Amortization of deferred subscriber acquisition costs	62,149	54,730	7,419	122,507	109,335	13,172
Amortization of deferred subscriber acquisition revenue	(89,618)	(86,182)	(3,436)	(178,489)	(169,558)	(8,931)
Share-based compensation expense	11,649	21,284	(9,635)	32,170	29,359	2,811
Merger, restructuring, integration, and other	3,217	1,851	1,366	7,122	13,504	(6,382)
Unrealized (gain) loss on interest rate swaps(1)	3,813	3,277	536	7,845	9,878	(2,033)
Loss on extinguishment of debt	—	4,509	(4,509)	6,443	4,509	1,934
Other, net	900	234	666	1,408	(406)	1,814
Adjusted EBITDA (from continuing operations)	$673,624	$629,287	$44,337	$1,334,425	$1,266,978	$67,447
________________
(1) Includes unrealized gains or losses on interest rate swaps presented in other income (expense).

During the three and six months ended June 30, 2025, the increase in Adjusted EBITDA, as compared to the prior year periods, was primarily due to:
•a decrease in general and administrative costs of $20 million and $33 million, respectively,
•higher M&S Revenue, net of the associated costs, of approximately $11 million and $29 million, respectively, and
•higher installation revenue, net of the associated costs and commissions, of approximately $17 million and $28 million, respectively, partially offset by
•a decrease in Commercial TSA income of $10 million and $21 million, respectively, and
•an increase in the allowance for credit losses of $15 million during the six months ended June 30, 2025.
The factors listed above exclude amounts that are outside of our definition of Adjusted EBITDA. Refer to the discussions above under “—Results of Operations” for further details.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and capital resources primarily consisted of the following:

(in thousands)	June 30, 2025
Cash and cash equivalents	$45,195
Restricted cash and restricted cash equivalents	$107,247
Availability under First Lien Revolving Credit Facility	$800,000
Uncommitted available borrowing capacity under 2020 Receivables Facility	$110,228
Carrying amount of total debt outstanding, including finance leases	$7,815,392
Liquidity
We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our credit facilities, and the issuance of equity and/or debt securities as appropriate given market conditions. Our future cash needs are expected to include cash for operating activities including working capital, principal and interest payments on our debt, income tax payments, capital expenditures, expected dividend payments to our stockholders, potential share repurchases, and other business initiatives as they arise.

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
Debt Principal
As of June 30, 2025, our next significant debt maturity will occur in April 2026 with respect to the remaining outstanding balance of our First Lien Notes due 2026. We intend, and believe that we will have the ability through use of our ongoing sources of liquidity, and through the refinancing transaction to be closed in July 2025 discussed above, to redeem these notes before maturity.
Share Repurchase Plans
In January 2024, our Board of Directors announced the 2024 Share Repurchase Plan, pursuant to which we were authorized to repurchase, through January 29, 2025, up to a maximum aggregate amount of $350 million of shares of our Common Stock.
We entered into an agreement in December 2024 to repurchase 15 million shares of Common Stock from a non-affiliate individual at a price per share of $6.95 for a total of $104 million under the 2024 Share Repurchase Plan. The transaction settled in January 2025, and we retired the shares. The 2024 Share Repurchase Plan expired in January 2025 with $5 million in authorized repurchases remaining.
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
Additionally, in March 2025, we repurchased, and subsequently retired, an additional 18 million shares of our Common Stock in the open market pursuant to Rule 10b5-1 and Rule 10b-18 of the Exchange Act under the 2025 Share Repurchase Plan in multiple transactions for a total of $140 million (or $7.79 per share).
During the second quarter of 2025, we repurchased. and subsequently retired, 12 million shares of our Common Stock in the open market pursuant to Rule 10b5-1 and Rule 10b-18 of the Exchange Act under the 2025 Share Repurchase Plan in multiple transactions for a total of $96 million (or $8.14 per share).
As of June 30, 2025, we have approximately $112 million remaining under the 2025 Share Repurchase Plan.
During July 2025, we repurchased, and subsequently retired, 2 million shares in the open market pursuant to Rule 10b5-1 and Rule 10b-18 of the Exchange Act under the 2025 Share Repurchase Plan in multiple transactions for a total of $16 million (or $8.45 per share). As of July 22, 2025, we had approximately $96 million remaining under the 2025 Share Repurchase Plan.

Other Contractual Obligations
As of June 30, 2025, we continue to work to meet our commitment of $200 million of aggregate purchases under the Google Cloud Agreement Addendum.
In addition, we are party to an agreement with one of our vendors to purchase at least $370 million of security system equipment and components through December 2025. During the six months ended June 30, 2025, purchases toward this commitment were $91 million.
Refer to Note 12 “Commitments and Contingencies.”
Cash Taxes
While we have historically made cash tax payments to certain states, starting in the second quarter of 2025, we began making federal cash tax payments. The specific payment amounts may fluctuate each quarter based on our financial results and tax positions taken.
Dividends
On July 24, 2025, we announced a dividend of $0.055 per share to holders of Common Stock and Class B Common Stock of record on September 11, 2025, which will be paid on October 2, 2025.
Long-Term Debt
Significant changes and activity related to our long-term debt since our 2024 Annual Report are discussed below. Refer to Note 6 “Debt.”
First Lien Credit Agreement
In March 2025, we amended and restated the First Lien Credit Agreement and issued the First Lien Term Loan B-2 due 2032. The First Lien Term Loan B-2 due 2032 requires scheduled quarterly amortization payments, commencing on June 30, 2025, equal to 0.25% of the original principal amount of the First Lien Term Loan B-2 due 2032, with the remaining balance payable at maturity.
Debt issuance costs were not material.
During the six months ended June 30, 2025, we borrowed and repaid $133 million under the First Lien Revolving Credit Facility. We had no amounts outstanding as of June 30, 2025.
In June 2025, certain lenders provided commitments to fund an additional $550 million of term loans as part of the First Lien Term Loan B-2 due 2032. The closing of this transaction, which remains subject to market and other customary conditions, is expected to occur on or around July 25, 2025. Also in June 2025, we issued a notice of partial redemption for $550 million of the First Lien Notes due 2026, which will be redeemed on July 27, 2025. We intend to use proceeds from the First Lien Term Loan B-2 due 2032 for the partial redemption of the First Lien Notes due 2026.
First Lien Notes due 2026 Partial Redemptions
In March 2025, we redeemed $500 million of the First Lien Notes due 2026, excluding accrued and unpaid interest, for a total redemption price of $506 million, including a make-whole payment, using proceeds from the Company’s First Lien Term Loan B-2 due 2032. Loss on extinguishment of debt was not material.
In June 2025 we issued a notice of partial redemption for $550 million of the First Lien Notes due 2026, which will be redeemed on July 27, 2025.
We intend, and believe that we will have the ability through use of our ongoing sources of liquidity, or through refinancing, to redeem the remaining outstanding balance of these notes before maturity.
2020 Receivables Facility
In March 2025, we amended the agreement governing the 2020 Receivables Facility to extend the uncommitted revolving period to March 2026, reduce the interest rate on outstanding borrowings, and increase the advance rate on pledged collateral.
As of June 30, 2025, the outstanding balance was $440 million.

Debt Covenants
As of June 30, 2025, we were in compliance with all financial covenant and other maintenance tests for all our debt obligations. We do not believe there is a material risk of future noncompliance with our financial covenant and other maintenance tests.
Cash Flow Analysis
The amounts and discussion below include cash flows from both continuing operations and discontinued operations, as appropriate, consistent with the presentation on the Statements of Cash Flows.

	Six Months Ended June 30,
(in thousands)	2025	2024	$ Change
Net cash provided by (used in):
Operating activities	$1,030,525	$927,005	$103,520
Investing activities	$(622,559)	$(632,693)	$10,134
Financing activities	$(459,589)	$(275,345)	$(184,244)
Cash Flows from Operating Activities
The increase in net cash provided by operating activities, as compared to the prior year period, was primarily due to the benefit of lower outflows in the current year related to our former Solar Business, improved operating performance, and changes in assets and liabilities due to the volume and timing of other operating cash receipts and payments with respect to when the transactions are reflected in earnings, partially offset by an increase in cash tax payments and a higher proportion of outright sales transactions. Refer to the discussions above under “—Results of Operations” for further details.
Cash Flows from Investing Activities
The decrease in net cash used in investing activities, as compared to the prior year period, was primarily due to:
•a decrease in subscriber system assets expenditures of $75 million primarily due to a higher proportion of outright sales partially offset by
•an increase in dealer generated customer accounts and bulk account purchases of $71 million primarily due to bulk account purchases during the second quarter of 2025.
Cash Flows from Financing Activities
The increase in net cash used in financing activities, as compared to the prior period, was primarily due to:
•higher share repurchases of $402 million, partially offset by
•net borrowings on long-term debt of $80 million during the current period primarily due to the issuance of the First Lien Term Loan B-2 due 2032, partially offset by the partial redemption of the First Lien Notes due 2026, as compared to net repayments of $112 million during the prior period primarily due to the repayment of the First Lien Notes due 2024, and
•an increase in net borrowings on our 2020 Receivables Facility of $44 million.
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
There have been no material changes to our critical accounting estimates as disclosed in our 2024 Annual Report.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain information that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are made in reliance on the safe harbor protections provided thereunder. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that all statements contained in this Form 10-Q that are not clearly historical in nature, including statements regarding the ADT Solar Exit and the expected costs and benefits of such exit; the Commercial Divestiture; the expected benefits of the Commercial Divestiture and ADT Solar Exit including that the costs of the ADT Solar Exit may exceed our best estimates; the integration of strategic bulk purchases of customer accounts; the strategic investment by and long-term partnership with State Farm; any repurchases of our common stock under an authorized share repurchase plan; anticipated financial performance, including the Company’s ability to achieve its stated guidance metrics; our ability to refinance or reduce debt or improve leverage ratios, or to achieve or maintain our leverage goals; anticipated financial performance, management’s plans and objectives for future operations; the successful development, commercialization, and timing of new or joint products; the expected timing of product commercialization with State Farm or any changes thereto, including the ADT home security program for State Farm; business prospects; outcomes of regulatory proceedings; market conditions; our ability to deploy our business continuity and disaster plans and procedures to successfully respond to catastrophic events; our strategic partnership and ongoing relationship with Google; the expected timing of product commercialization with Google or any changes thereto; the successful internal development, commercialization, and timing of our next generation platform and innovative offerings; the successful conversion of customers who continue to utilize outdated technology; the current and future market size for existing, new, or joint products; any stated or implied outcomes with regards to the foregoing; and other matters. Any stated or implied outcomes with regards to the foregoing are forward-looking.
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
A larger portion of our debt is subject to variable interest rates as of June 30, 2025 as compared to December 31, 2024. As of June 30, 2025, the principal balance of our debt, excluding finance leases, that was subject to a variable-rate was approximately 1% (including the impact of interest rate swaps) and approximately 38% (excluding the impact of interest rate swaps) of the total carrying amount of our debt.

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2025, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2025, there were no changes in our internal control over financial reporting (“ICFR”) identified in our management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our ICFR.
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
There were no sales of unregistered equity securities during the six months ended June 30, 2025.
Use of Proceeds from Registered Equity Securities
We did not receive any proceeds from sales of registered equity securities during the six months ended June 30, 2025.
Issuer Purchases of Equity Securities
The following table presents repurchases of shares of the Company’s Common Stock completed during the three months ended June 30, 2025 (in thousands):

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)(2)
April 1, 2025 - April 30, 2025	7,487	$8.05	7,487	$147,600
May 1, 2025 - May 31, 2025	1,161	$8.29	1,161	$137,980
June 1, 2025 - June 30, 2025	3,185	$8.28	3,185	$111,632
Total	11,833	$8.14	11,833	$111,632
_________________
(1)    The average price paid per share is calculated by dividing the total cash paid for the shares (including commissions) by the total number of shares repurchased.
(2)    In February 2025, the Company's Board of Directors announced the 2025 Share Repurchase Plan, pursuant to which the Company is authorized to repurchase, through April 30, 2026, up to a maximum aggregate amount of $500 million of shares of the Company's Common Stock. The 2025 Share Repurchase Plan allows the Company to purchase Common Stock, from time to time, in one or more open market or privately negotiated transactions, including pursuant to Rule 10b5-1 or Rule 10b-18 of the Exchange Act, or pursuant to one or more accelerated share repurchase agreements, subject to certain requirements and other factors.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
None.

ITEM 5. OTHER INFORMATION.
During the three months ended June 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6. EXHIBITS.
The exhibits listed on the accompanying Index to Exhibits are filed/furnished or incorporated by reference as part of this Quarterly Report on Form 10-Q.
INDEX TO EXHIBITS
The information required by this Item is set forth on the exhibit index below.

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	Exhibit	Filing Date
3.1*	Amended and Restated Certificate of Incorporation of ADT Inc.
3.2	Amended and Restated Bylaws of ADT Inc.	8-K	3.1	9/18/2023
10.1	Incremental Assumption and Amendment Agreement No. 19, dated as of March 7, 2025, by and among Prime Security Services Holdings, LLC, Prime Security Services Borrower, LLC, The ADT Security Corporation, the subsidiary loan parties party thereto, Barclays Bank PLC, as Administrative Agent, and the lenders party thereto.	8-K	10.1	3/10/2025
10.2	Seventh Amendment to the Receivables Financing Agreement, among ADT Finance LLC, Mizuho Bank, Ltd., ADT LLC, MUFG Bank, Ltd., Starbird Funding Corporation, and BNP Paribas, dated as of March 27, 2025.	8-K	10.1	4/2/2025
10.3+^	Retirement and Consulting Agreement, dated March 6, 2025 by and between The ADT Security Corporation (together with its subsidiaries, affiliates and successors) and Donald Young.	10-Q	10.3	4/24/2025
10.4+	Employment Offer Letter, dated September 12, 2023 between ADT LLC (together with its affiliates and successors) and David Scott.	10-Q	10.5	4/24/2025
10.5+*†	Employment Offer Letter, dated March 18, 2025 between ADT LLC (together with its affiliates and successors) and Fawad Ahmad.
31.1*	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
31.2*	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
32.1**	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	XBRL Instant Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document
_________________________
^ Certain schedules and similar attachments have been omitted. The Company agrees to furnish supplementally a copy of any omitted schedule or attachment to the SEC upon its request.
* Filed herewith.
** Furnished herewith.
+ Management contract or compensatory plan or arrangement.
† Refiled to correct the exhibit previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on April 24, 2025.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADT Inc.

Date:	July 24, 2025	By:	/s/ Jeffrey Likosar
		Name:	Jeffrey Likosar
		Title:	President, Corporate Development and Transformation, and Chief Financial Officer (Principal Financial Officer)