Form 10-Q
period 2025-09-30
ADT Inc.
filed 2025-11-04
CIK 1703056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 28, 2025, there were 765,018,211 shares outstanding of the registrant’s common stock, $0.01 par value per share, and 54,744,525 shares outstanding of the registrant’s Class B common stock, $0.01 par value per share.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$62,806	$96,212
Restricted cash and restricted cash equivalents	108,228	107,853
Accounts receivable, net of allowance for credit losses of $77,330 and $57,795, respectively	400,437	393,511
Inventories, net	190,436	196,731
Prepaid expenses and other current assets	226,079	210,613
Total current assets	987,986	1,004,920
Property and equipment, net	240,810	247,183
Subscriber system assets, net	2,836,081	2,981,161
Intangible assets, net	4,867,486	4,854,099
Goodwill	4,885,574	4,903,899
Deferred subscriber acquisition costs, net	1,425,381	1,324,376
Other assets	737,875	735,319
Total assets	$15,981,193	$16,050,957

Liabilities and stockholders' equity
Current liabilities:
Current maturities of long-term debt	$521,725	$195,791
Accounts payable	166,884	153,537
Deferred revenue	247,483	247,785
Accrued expenses and other current liabilities	517,124	634,904
Current liabilities of discontinued operations	24,359	31,763
Total current liabilities	1,477,575	1,263,780
Long-term debt	7,284,108	7,511,282
Deferred subscriber acquisition revenue	2,087,721	2,067,608
Deferred tax liabilities	1,181,410	1,167,213
Other liabilities	281,991	224,384
Noncurrent liabilities of discontinued operations	9,604	15,889
Total liabilities	12,322,409	12,250,156

Commitments and contingencies (See Note 12)

Stockholders' equity:
Preferred stock—authorized 1,000,000 shares of $0.01 par value; zero issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock—authorized 3,999,000,000 shares of $0.01 par value; issued and outstanding shares of 764,979,025 and 836,589,761 as of September 30, 2025 and December 31, 2024, respectively	7,650	8,366
Class B common stock—authorized 100,000,000 shares of $0.01 par value; issued and outstanding shares of 54,744,525 as of September 30, 2025 and December 31, 2024	547	547
Additional paid-in capital	6,666,054	7,117,098
Accumulated deficit	(3,007,138)	(3,318,174)
Accumulated other comprehensive income (loss)	(8,329)	(7,036)
Total stockholders' equity	3,658,784	3,800,801
Total liabilities and stockholders' equity	$15,981,193	$16,050,957
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Monitoring and related services	$1,097,561	$1,077,550	$3,270,906	$3,208,267
Security installation, product, and other	200,393	166,286	581,574	429,800
Total revenue	1,297,954	1,243,836	3,852,480	3,638,067
Cost of revenue (exclusive of depreciation and amortization shown separately below):
Monitoring and related services	161,788	154,744	481,566	460,649
Security installation, product, and other	88,922	67,362	259,452	151,996
Total cost of revenue	250,710	222,106	741,018	612,645
Selling, general, and administrative expenses	384,353	360,110	1,109,091	1,120,617
Depreciation and intangible asset amortization	347,818	335,270	1,026,069	1,002,131
Operating income (loss)	315,073	326,350	976,302	902,674
Interest expense, net	(112,617)	(161,830)	(349,294)	(358,980)
Other income (expense)	(3,835)	17,735	(7,896)	44,907
Income (loss) from continuing operations before income taxes	198,621	182,255	619,112	588,601
Income tax benefit (expense)	(55,109)	(50,235)	(164,890)	(166,505)
Income (loss) from continuing operations	143,512	132,020	454,222	422,096
Income (loss) from discontinued operations, net of tax	1,620	(4,869)	(3,665)	(111,000)
Net income (loss)	$145,132	$127,151	$450,557	$311,096

Common Stock:
Income (loss) from continuing operations per share - basic	$0.18	$0.15	$0.54	$0.46
Income (loss) from continuing operations per share - diluted	$0.17	$0.14	$0.51	$0.44

Net income (loss) per share - basic	$0.18	$0.14	$0.54	$0.34
Net income (loss) per share - diluted	$0.16	$0.13	$0.50	$0.32

Weighted-average shares outstanding - basic	764,742	850,462	783,310	851,539
Weighted-average shares outstanding - diluted	828,448	912,861	846,495	913,296

Class B Common Stock:
Income (loss) from continuing operations per share - basic	$0.18	$0.15	$0.54	$0.46
Income (loss) from continuing operations per share - diluted	$0.17	$0.14	$0.51	$0.44

Net income (loss) per share - basic	$0.18	$0.14	$0.54	$0.34
Net income (loss) per share - diluted	$0.16	$0.13	$0.50	$0.32

Weighted-average shares outstanding - basic	54,745	54,745	54,745	54,745
Weighted-average shares outstanding - diluted	54,745	54,745	54,745	54,745
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$145,132	$127,151	$450,557	$311,096
Other comprehensive income (loss), net of tax:
Cash flow hedges and other	(1,379)	1,430	(1,293)	4,665
Comprehensive income (loss)	$143,753	$128,581	$449,264	$315,761
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Three Months Ended September 30, 2025
	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Beginning balance	777,957	54,745	$7,780	$547	$6,764,716	$(3,106,714)	$(6,950)	$3,659,379
Net income (loss)	—	—	—	—	—	145,132	—	145,132
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(1,379)	(1,379)
Dividends	—	—	—	—	—	(45,091)	—	(45,091)
Share-based compensation expense	—	—	—	—	10,716	—	—	10,716
Repurchases of common stock (including excise tax)	(13,399)	—	(134)	—	(111,373)	—	—	(111,507)
Transactions related to employee share-based compensation plans and other	421	—	4	—	1,995	(465)	—	1,534
Ending balance	764,979	54,745	$7,650	$547	$6,666,054	$(3,007,138)	$(8,329)	$3,658,784

	Three Months Ended September 30, 2024
	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Beginning balance	857,053	54,745	$8,571	$547	$7,347,061	$(3,535,042)	$(12,927)	$3,808,210
Net income (loss)	—	—	—	—	—	127,151	—	127,151
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	1,430	1,430
Dividends	—	—	—	—	—	(50,157)	—	(50,157)
Share-based compensation expense	—	—	—	—	9,942	—	—	9,942
Transactions related to employee share-based compensation plans and other	197	—	2	—	1,238	(531)	—	709
Ending balance	857,250	54,745	$8,573	$547	$7,358,241	$(3,458,579)	$(11,497)	$3,897,285
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Nine Months Ended September 30, 2025
	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Beginning balance	836,590	54,745	$8,366	$547	$7,117,098	$(3,318,174)	$(7,036)	$3,800,801
Net income (loss)	—	—	—	—	—	450,557	—	450,557
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(1,293)	(1,293)
Dividends	—	—	—	—	—	(138,172)	—	(138,172)
Share-based compensation expense	—	—	—	—	42,886	—	—	42,886
Repurchases of common stock (including excise tax)	(78,200)	—	(782)	—	(505,342)	—	—	(506,124)
Transactions related to employee share-based compensation plans and other	6,589	—	66	—	11,412	(1,349)	—	10,129
Ending balance	764,979	54,745	$7,650	$547	$6,666,054	$(3,007,138)	$(8,329)	$3,658,784

	Nine Months Ended September 30, 2024
	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Beginning balance	867,432	54,745	$8,674	$547	$7,413,305	$(3,617,718)	$(16,162)	$3,788,646
Net income (loss)	—	—	—	—	—	311,096	—	311,096
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	4,665	4,665
Dividends	—	—	—	—	—	(150,375)	—	(150,375)
Share-based compensation expense	—	—	—	—	39,329	—	—	39,329
Repurchases of common stock (including excise tax)	(15,000)	—	(150)	—	(93,969)	—	—	(94,119)
Transactions related to employee share-based compensation plans and other	4,818	—	49	—	(424)	(1,582)	—	(1,957)
Ending balance	857,250	54,745	$8,573	$547	$7,358,241	$(3,458,579)	$(11,497)	$3,897,285
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$450,557	$311,096
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and intangible asset amortization	1,026,087	1,004,003
Amortization of deferred subscriber acquisition costs	186,547	165,454
Amortization of deferred subscriber acquisition revenue	(268,494)	(257,538)
Share-based compensation expense	42,886	39,329
Deferred income taxes	46,332	87,652
Provision for losses on receivables and inventory	155,700	146,204
Loss on extinguishment of debt	11,241	4,509
Goodwill, intangible, and other asset impairments	15,094	21,296
Unrealized (gain) loss on interest rate swap contracts	57,206	61,128
Other non-cash items, net	53,072	49,425
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Deferred subscriber acquisition costs	(287,979)	(271,029)
Deferred subscriber acquisition revenue	173,416	196,355
Other, net	(151,080)	(132,661)
Net cash provided by (used in) operating activities	1,510,585	1,425,223

Cash flows from investing activities:
Dealer generated customer accounts and bulk account purchases	(487,912)	(473,560)
Subscriber system asset expenditures	(307,343)	(406,521)
Purchases of property and equipment	(125,695)	(130,114)
Proceeds (payments) from divestiture of businesses	—	(21,000)
Proceeds (payments) from interest rate swaps	(2,030)	(6,675)
Other investing, net	1,995	3,506
Net cash provided by (used in) investing activities	(920,985)	(1,034,364)

Cash flows from financing activities:
Proceeds from long-term borrowings	1,339,500	970,521
Repayment of long-term borrowings, including call premiums	(1,277,681)	(1,087,658)
Proceeds from receivables facility	206,910	189,861
Repayment of receivables facility	(173,720)	(202,747)
Proceeds (payments) from interest rate swaps	51,228	72,249
Repurchases of common stock, including excise tax	(606,767)	(93,356)
Dividends on common stock	(141,800)	(132,214)
Payments on finance leases	(20,576)	(23,069)
Other financing, net	275	(9,647)
Net cash provided by (used in) financing activities	(622,631)	(316,060)

Cash and cash equivalents and restricted cash and restricted cash equivalents:
Net increase (decrease)	(33,031)	74,799
Beginning balance	204,065	129,950
Ending balance	$171,034	$204,749
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
As of September 30, 2025, certain entities managed by affiliates of Apollo Global Management, Inc. (“Apollo”) owned approximately 12.4% of the Company’s outstanding Common Stock, including shares of Class B common stock (“Class B Common Stock”) (on an as-converted basis). Refer to Note 14 “Related Party Transactions” for further information.
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
Accounting Standards Updates (“ASUs”)
Recently Issued
Targeted Improvements to the Accounting for Internal-Use Software - ASU 2025-06, Intangibles — Goodwill and Other (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, removes all references to prescriptive and sequential software development stages, requiring an entity to start capitalizing software costs when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform the function intended, as well as other evaluation and disclosure updates.
This guidance is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period.
The amendments in this ASU permit an entity to apply the new guidance using a prospective transition approach, a modified transition approach that is based on the status of the project and whether software costs were capitalized before the date of adoption, and a retrospective transition approach. The Company is currently evaluating the impact of this guidance on its financial statements and disclosures.
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
The guidance is effective for annual reporting periods beginning after December 15, 2024, and should be applied prospectively, with retrospective application also a permitted option. The Company is currently evaluating the impact of this guidance on its financial statements and disclosures and will include required disclosures in the Annual Report on Form 10-K for the year ended December 31, 2025.
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

(in thousands)	September 30, 2025	December 31, 2024
Cash and cash equivalents	$62,806	$96,212
Restricted cash and restricted cash equivalents(1)	108,228	107,853
Ending balance	$171,034	$204,065
_______________
(1)    Primarily includes the Opportunity Fund in connection with the State Farm Development Agreement (both as defined and discussed in Note 14 “Related Party Transactions”). Use of the funds must be agreed to by State Farm Fire & Casualty Company (“State Farm”) and the Company. Substantially all of the balance of the Opportunity Fund was subsequently repaid to State Farm on October 24, 2025 in connection with the expiration of this agreement. The remaining restricted cash and restricted cash equivalents relate to the Company’s uncommitted receivables securitization financing agreement (the “2020 Receivables Facility”) (refer to Note 6 “Debt”).
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

(in thousands)	September 30, 2025	December 31, 2024
Gross carrying amount	$7,055,660	$6,878,490
Accumulated depreciation	(4,219,579)	(3,897,329)
Subscriber system assets, net	$2,836,081	$2,981,161
Depreciation of subscriber system assets and amortization of deferred subscriber acquisition costs are reflected in depreciation and intangible asset amortization and SG&A, respectively, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Depreciation of subscriber system assets	$137,881	$139,704	$416,082	$417,313
Amortization of deferred subscriber acquisition costs	$64,040	$56,119	$186,547	$165,454

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accrued Expenses and Other Current Liabilities

(in thousands)	September 30, 2025	December 31, 2024
Accrued interest	$77,464	$107,116
Payroll-related accruals	119,886	109,078
Opportunity Fund (see Note 14 “Related Party Transactions”)	81,643	84,516
Accrued dividends	44,973	48,918
Physically settled forward share repurchase liabilities (see Note 9 “Equity”)	—	104,175
Other accrued liabilities	193,158	181,101
Accrued expenses and other current liabilities	$517,124	$634,904
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
As of September 30, 2025 and December 31, 2024, investments in money market mutual funds were $50 million and $90 million, respectively.
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

	September 30, 2025		December 31, 2024
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt instruments(1) (see Note 6 “Debt”)	$7,752,327	$7,814,687	$7,637,631	$7,589,677
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

	September 30, 2025		December 31, 2024
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Retail installment contract receivables, net	$653,970	$507,400	$669,326	$495,259

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
Disaggregated Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Sources of Revenue:
Recurring monthly revenue	$1,059,904	$1,045,152	$3,169,230	$3,122,223
Other related services	37,657	32,398	101,676	86,044
Monitoring and related services	1,097,561	1,077,550	3,270,906	3,208,267

Installation revenue	$110,388	$78,306	$313,080	$172,262
Amortization of deferred subscriber acquisition revenue	90,005	87,980	268,494	257,538
Security installation, product, and other	200,393	166,286	581,574	429,800

Total revenue	$1,297,954	$1,243,836	$3,852,480	$3,638,067
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
Remaining Performance Obligations
As of September 30, 2025, the Company’s total remaining unsatisfied performance obligations relating to the provision of monitoring and related services are as follows (in thousands):

0-12 Months	13-24 Months	25-36 Months	Thereafter	Total
$1,901,357	$1,052,430	$498,703	$261,187	$3,713,677
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2025	2024
Beginning balance	$57,795	$46,850
Provision for credit losses	125,635	106,697
Write-offs, net of recoveries(1)	(106,100)	(89,552)
Ending balance	$77,330	$63,995
________________
(1)Recoveries were not material for the periods presented. As such, write-offs are presented net of recoveries.
Retail Installment Contract Receivables, Net
The Company’s RICs allow qualifying residential customers to pay the fees due at installation over a 12-, 24-, 36-, or 60-month interest-free period. The financing component is not significant.
Upon origination of a RIC, the Company utilizes external credit scores to assess customer credit quality and determine eligibility. Subsequent to origination, the Company monitors the delinquency status of the RICs as the key credit quality indicator. Delinquent billed RICs are not a material portion of the Company’s RICs.
The allowance for credit losses relates to RICs from outright sales transactions and is not material.
The following is a summary of unbilled retail installment contract receivables, net:

(in thousands)	September 30, 2025	December 31, 2024
Retail installment contract receivables, gross	$686,489	$678,174
Allowance for credit losses	(32,519)	(8,848)
Retail installment contract receivables, net	$653,970	$669,326

Balance Sheet Classification:
Accounts receivable, net	$265,782	$260,224
Other assets	388,188	409,102
Retail installment contract receivables, net	$653,970	$669,326
As of September 30, 2025 and December 31, 2024, RICs, net, for which the Company grants a security interest as collateral for borrowings under the 2020 Receivables Facility were $593 million and $575 million, respectively. Refer to Note 6 “Debt” for further discussion regarding the 2020 Receivables Facility.
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(in thousands)	September 30, 2025	December 31, 2024
Contract assets, gross	$65,581	$46,031
Allowance for credit losses	(6,462)	(5,221)
Contract assets, net	$59,119	$40,810

Balance Sheet Classification:
Prepaid expenses and other current assets	$28,576	$19,164
Other assets	30,543	21,646
Contract assets, net	$59,119	$40,810
3.     SEGMENT INFORMATION
The Company reports results in a single operating and reportable segment.
The Company’s CODM is its Chairman, President, and Chief Executive Officer. The CODM evaluates performance and allocates resources on a consolidated basis using various measures primarily through reviews of operational performance packages, earnings releases, investor presentations, and the Company’s SEC filings, as well as through the approval of the Company’s annual budget and forecast.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024

Total segment revenue	$1,297,954	$1,243,836	$3,852,480	$3,638,067

Less significant segment expenses:
Customer service costs(1)	108,831	101,272	324,315	307,305
Maintenance costs(1)	52,957	53,472	157,251	153,344
Security installation, product, and other costs	88,922	67,362	259,452	151,996
Selling costs, including commissions(2)	47,598	45,958	138,760	145,133
Amortization of deferred subscriber acquisition costs(2)	64,040	56,119	186,547	165,454
Advertising costs(2)	35,022	32,730	75,210	84,613
Provision for credit losses(2)	50,932	41,509	150,252	125,479
Other general and administrative costs(2)	152,255	173,780	482,178	539,118
Share-based compensation(2)	10,716	10,107	42,886	39,466
Depreciation and intangible asset amortization	347,818	335,270	1,026,069	1,002,131
Interest expense	114,681	163,718	355,725	366,854
Income tax expense (benefit)	55,109	50,235	164,890	166,505
Total significant segment expenses	1,128,881	1,131,532	3,363,535	3,247,398

Less other segment items(3):
Other items in SG&A(2)	23,790	(93)	33,258	21,354
Other, net	1,771	(19,623)	1,465	(52,781)
Total other segment items	25,561	(19,716)	34,723	(31,427)

Reconciliation of profit or loss:
(Income) loss from discontinued operations, net of tax(4)	(1,620)	4,869	3,665	111,000

Net income (loss)	$145,132	$127,151	$450,557	$311,096
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the three months ended September 30, 2024, aggregate exit charges were not material. During the nine months ended September 30, 2024, the Company incurred aggregate exit charges of $88 million, which have been recognized within income (loss) from discontinued operations, net of tax related to (i) $34 million associated with the write-down and disposition of inventory and asset impairments, (ii) $29 million associated with the disposition of the then existing installation pipeline, (iii) $13 million associated with employee separation costs, and (iv) $11 million associated with contract termination and other charges.
The following reconciliations represent the major classes of line items of the Solar Business presented within discontinued operations. Cash flows related to discontinued operations were not significant during the nine months ended September 30, 2025 and September 30, 2024.
Balance Sheet Information
There were no material assets of discontinued operations as of September 30, 2025 and December 31, 2024.

(in thousands)	September 30, 2025	December 31, 2024
Current maturities of long-term debt	$—	$22
Accounts payable	4,980	6,953
Accrued expenses and other current liabilities	19,379	24,788
Total current liabilities of discontinued operations	24,359	31,763
Long-term debt	—	32
Other liabilities	9,604	15,857
Total liabilities of discontinued operations	$33,963	$47,652
Statements of Operations Information

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Revenue	$—	$65	$—	$21,360
Cost of revenue	(1,283)	1,091	1,305	62,450
Selling, general, and administrative expenses	(915)	3,919	3,042	93,837
Depreciation and intangible asset amortization	—	55	18	1,872
Other (income) and expense items	—	5	42	1,478
Income (loss) from discontinued operations before income taxes	2,198	(5,005)	(4,407)	(138,277)
Income tax benefit (expense)	(578)	475	1,162	35,851
Income (loss) from discontinued operations, net of tax	$1,620	$(4,530)	$(3,245)	$(102,426)
Commercial Divestiture
During the periods presented, activity reflected in discontinued operations, net of tax, relating to the Commercial Divestiture was not material.
During the nine months ended September 30, 2024, the Company paid the purchaser of the Commercial Business $21 million related to the settlement of post-closing adjustments.
In connection with the Commercial Divestiture, the Company entered into a Transition Services Agreement (the “Commercial TSA”). During the three and nine months ended September 30, 2025, Commercial TSA income was not material. During the three and nine months ended September 30, 2024, the Company recognized $14 million and $36 million, respectively, of Commercial TSA income, which is reflected in other income (expense) within continuing operations.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Multifamily Divestiture
On September 12, 2025, the Company entered into an Asset Purchase Agreement to sell substantially all of the assets and certain specified liabilities of its multifamily business (the “Multifamily Divestiture”). As a result, the disposal group was classified and reflected as held for sale in the Condensed Consolidated Balance Sheet as of September 30, 2025, including $58 million of other assets. The remaining balances were not material and are presented in prepaid expenses and other current assets, accrued expenses and other current liabilities, and other liabilities, as applicable.
Additionally, in connection with the classification of the disposal group as held for sale, the Company recorded various impairment charges and other adjustments as of September 30, 2025, which were not material. Refer to Note 5 “Goodwill and Other Intangible Assets.”
Subsequent event - On October 1, 2025, the Company completed the Multifamily Divestiture for a purchase price of approximately $56 million, subject to certain customary post-closing adjustments.
5.     GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
During the three months ended September 30, 2025, the Company recorded a goodwill impairment charge of $12 million in connection with the Multifamily Divestiture, which is reflected in SG&A, and reclassified the remaining $6 million of goodwill to held for sale. Refer to Note 4 “Divestitures.”

Other Intangible Assets

	September 30, 2025			December 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Contracts and related customer relationships	$6,643,866	$(3,871,930)	$2,771,936	$6,158,349	$(3,464,926)	$2,693,423
Dealer relationships	1,518,020	(756,641)	761,379	1,518,020	(697,324)	820,696
Other	199,973	(198,802)	1,171	209,773	(202,793)	6,980
Total definite-lived intangible assets	8,361,859	(4,827,373)	3,534,486	7,886,142	(4,365,043)	3,521,099

Indefinite-lived intangible assets:
Trade name	1,333,000	—	1,333,000	1,333,000	—	1,333,000
Intangible assets	$9,694,859	$(4,827,373)	$4,867,486	$9,219,142	$(4,365,043)	$4,854,099

The change in the net carrying amount of contracts and related customer relationships during the period was as follows:

(in thousands)
Balance as of December 31, 2024	$2,693,423
Customer contract additions, net of dealer charge-backs(1)	487,183
Amortization	(408,670)
Balance as of September 30, 2025	$2,771,936
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the nine months ended September 30, 2025, the Company completed multiple bulk customer account purchases for an aggregate contractual purchase price of $132 million, subject to reductions based on customer retention, and paid total cash at the closings of $115 million.
Definite-Lived Intangible Asset Amortization Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Definite-lived intangible asset amortization expense	$161,232	$151,817	$470,501	$453,359
6.     DEBT
The Company’s debt is comprised of the following (in thousands):

Description	Issued	Maturity	Interest Rate(1)	Interest Payable	September 30, 2025	December 31, 2024
First Lien Term Loan B due 2030	10/13/2023	10/13/2030	Term SOFR +2.00%	Quarterly	$1,969,209	$1,984,090
First Lien Term Loan B-2 due 2032	3/7/2025	3/7/2032	Term SOFR +1.75%	Quarterly	1,145,622	—
First Lien Revolving Credit Facility	3/16/2018	10/1/2029	Term SOFR +2.00%	Quarterly	—	—
First Lien Notes due 2026	4/4/2019	4/15/2026	5.750%	3/15 and 9/15	300,000	1,350,000
First Lien Notes due 2027	8/20/2020	8/31/2027	3.375%	6/15 and 12/15	1,000,000	1,000,000
First Lien Notes due 2029	7/29/2021	8/1/2029	4.125%	2/1 and 8/1	1,000,000	1,000,000
Second Lien Notes due 2028	1/28/2020	1/15/2028	6.250%	1/15 and 7/15	1,300,000	1,300,000
ADT Notes due 2032	5/2/2016	7/15/2032	4.875%	1/15 and 7/15	728,016	728,016
ADT Notes due 2042	7/5/2012	7/15/2042	4.875%	1/15 and 7/15	21,896	21,896
2020 Receivables Facility(2)	3/5/2020	8/20/2030	Various	Monthly	441,090	407,901
Total debt principal, excluding finance leases					7,905,833	7,791,903
Finance lease liabilities(3)					53,506	69,442
Unamortized debt discount, net					(21,007)	(12,081)
Unamortized deferred financing costs					(25,696)	(26,990)
Unamortized purchase accounting fair value adjustment and other					(106,803)	(115,201)
Total debt					7,805,833	7,707,073
Current maturities of long-term debt, net of unamortized debt discount					(521,725)	(195,791)
Long-term debt					$7,284,108	$7,511,282
_________________
(1)    Interest rate as of September 30, 2025. Interest on the 2020 Receivables Facility is primarily based on the Secured Overnight Financing Rate (“SOFR”) +0.95% and Lender Cost of Funds +0.85%.
(2)    Maturity date for the 2020 Receivables Facility represents the final maturity date of current loans borrowed under the facility.
(3)    Refer to Note 13 “Leases” for additional information regarding the Company’s finance leases.
As of September 30, 2025, the Company was in compliance with all financial covenant and other maintenance tests for all of its debt obligations.
First Lien Credit Agreement
The Company’s first lien credit agreement, dated as of July 1, 2015 (together with subsequent amendments and restatements, the “First Lien Credit Agreement”), consists of term loans (the “First Lien Term Loan B due 2030” and “First Lien Term Loan B-2 due 2032” as defined below, together, the “First Lien Term Loan Bs”) and the First Lien Revolving Credit Facility.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the nine months ended September 30, 2025, the Company borrowed and repaid $198 million under the First Lien Revolving Credit Facility. As of September 30, 2025, the available borrowing capacity was $800 million.
During the nine months ended September 30, 2024, the Company borrowed and repaid $325 million under the First Lien Revolving Credit Facility.
Significant activity since December 31, 2024 is as follows:
•March 2025 - The Company amended and restated the First Lien Credit Agreement, which provided for the issuance of a new $600 million first lien seven-year term loan (the “First Lien Term Loan B-2 due 2032”) (subject to a springing maturity of 91 days prior to the maturity date of certain long-term indebtedness of Prime Security Services Borrower, LLC and its subsidiaries if, on such date, the aggregate principal amount of such indebtedness equals or exceeds $1 billion), and received net proceeds of $597 million. Loans under the First Lien Term Loan B-2 due 2032 are treated as a separate class from the existing loans under the First Lien Term Loan B due 2030. The First Lien Term Loan B-2 due 2032 requires scheduled quarterly amortization payments, which commenced on June 30, 2025, equal to 0.25% of the original principal amount of the First Lien Term Loan B-2 due 2032, with the remaining balance payable at maturity. The Company may make voluntary prepayments on the First Lien Term Loan B-2 due 2032 at any time prior to maturity at par, however, such prepayment will be subject to a 1.00% prepayment premium in the event of certain specified refinancing events during the first six months after the most recent amendment. Additionally, the Company used the net proceeds to redeem $500 million of the First Lien Notes due 2026.
•July 2025 - The Company amended and restated the First Lien Credit Agreement, which provided for the issuance of $550 million of incremental borrowings under the First Lien Term Loan B-2 due 2032, and received net proceeds of $545 million. These incremental borrowings have the same terms as existing loans under the First Lien Term Loan B-2 due 2032. Additionally, the Company used the net proceeds and cash on hand to redeem $550 million of the First Lien Notes due 2026.
Debt issuance costs incurred as a result of the transactions above were not material during the period.
Other than as described above, the term loans under the amended and restated First Lien Credit Agreement continue to have the same terms as provided under the existing First Lien Credit Agreement, and the parties to the amended and restated First Lien Credit Agreement continue to have the same obligations set forth in the existing First Lien Credit Agreement.
Subsequent Events - In October 2025, the Company amended and restated the First Lien Credit Agreement, which provided for the issuance of $300 million of incremental borrowings under the First Lien Term Loan B-2 due 2032. The Company used the proceeds to partially redeem the Second Lien Notes due 2028. Also in October 2025, the Company partially redeemed $200 million of the First Lien Term Loan B due 2030 with proceeds from the Term Loan A due 2030.
Term Loan A due 2030
Subsequent event - In October 2025, the Company entered into a term loan credit agreement for an aggregate principal amount of $325 million of term loans under a senior secured term loan A facility (the “Term Loan A due 2030”). The Company used a portion of the proceeds to redeem $200 million of the First Lien Term Loan B due 2030 and intends to use the remaining proceeds for additional debt redemption.
First Lien Notes due 2033
Subsequent event - In October 2025, the Company issued $1 billion aggregate principal amount of 5.875% first-priority senior secured notes due 2033 (the “First Lien Notes due 2033”). The Company used the proceeds to redeem the majority of the Second Lien Notes due 2028.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
First Lien Notes due 2026 Partial Redemptions
Significant activity since December 31, 2024 is as follows:
•March 2025 - The Company redeemed $500 million of the First Lien Notes due 2026, excluding accrued and unpaid interest, for a total redemption price of $506 million, which includes a make-whole payment, using proceeds from the Company’s March 2025 issuance of the First Lien Term Loan B-2 due 2032.
•July 2025 - The Company redeemed $550 million of the First Lien Notes due 2026, excluding accrued and unpaid interest, for a total redemption price of $554 million, which includes a make-whole payment, using proceeds from the Company’s July 2025 issuance of the First Lien Term Loan B-2 due 2032 and cash on hand.
Loss on extinguishment of debt was not material during the period.
Second Lien Notes due 2028 Redemption
Subsequent event - In October, 2025, the Company redeemed the Second Lien Notes due 2028, using proceeds from the First Lien Notes due 2033, incremental borrowings under the First Lien Term Loan B-2 due 2032, and cash on hand.
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
As of September 30, 2025, the Company had an uncommitted available borrowing capacity under the 2020 Receivables Facility of approximately $109 million.
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
The cash flows associated with certain of the Company’s interest rate swap contracts that were entered into with the intention of offsetting the economic overhedged position of a portion of the Company’s existing interest rate swaps are reflected as cash flows from investing activities.
The cash flows associated with certain of the Company’s interest rate swap contracts that included an other-than-insignificant financing element at inception are reflected as cash flows from financing activities.
The cash flows associated with certain of the Company’s interest rate swap contracts that are designated as cash flow hedges are reflected as cash flows from operating activities.
The Company’s derivative instruments were entered into with the objective of reducing the variability in future expected interest payments on a portion of the Company’s First Lien Term Loan Bs or their replacement. Derivative instruments designated as cash flow hedges were highly effective at inception and are expected to continue to be highly effective.
The Company’s interest rate swaps consist of the following (notional amounts in thousands):

Execution	Maturity	Designation	September 30, 2025	December 31, 2024
October 2019	September 2026	Not designated	$2,800,000	$2,800,000
March 2023	March 2028	Not designated	100,000	100,000
April 2023	March 2028	Not designated	200,000	200,000
December 2023	September 2026	Not designated	700,000	700,000
June 2025	March 2032	Cash flow hedge	550,000	—
July 2025	March 2032	Cash flow hedge	500,000	—
July 2025	March 2032	Not designated	100,000	—
September 2025	October 2030	Cash flow hedge	200,000	$—
Total notional amount			$5,150,000	$3,800,000
Subsequent event - During October 2025, the Company entered into derivative instruments with a notional amount of $1.7 billion with the objective of reducing the variability in future expected interest payments on a portion of the Company’s term loans under its First Lien Credit Agreement or their replacement.

Balance Sheet Classification (in thousands)	September 30, 2025	December 31, 2024
Prepaid expenses and other current assets	$54,426	$56,164
Other assets	1,250	54,102
Accrued expenses and other current liabilities	—	(1,466)
Other liabilities	(11,058)	(208)
Fair value of interest rate swaps - net asset (liability)	$44,618	$108,592
Unrealized gains (losses) on the Company’s derivatives classified as cash flow hedges that were recognized in accumulated other comprehensive income (loss) were not material during the periods presented.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Unrealized gains (losses) on the Company’s derivatives not classified as cash flow hedges that were recognized in the Statements of Operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Classification (in thousands)	2025	2024	2025	2024
Interest expense, net	$(11,481)	$(58,051)	$(45,512)	$(46,429)
Other income (expense)	$(3,849)	$(4,821)	$(11,694)	$(14,699)
The following table includes reclassifications related to previously designated cash flow hedges and unrealized gains (losses) on interest rate swaps designated as cash flow hedges:

	Three Months Ended September 30,		Nine Months Ended September 30,
Changes in AOCI (in thousands)	2025	2024	2025	2024
Interest expense, net	$(1,822)	$1,943	$(1,627)	$6,057
Income tax (benefit) expense	$439	$(471)	$391	$(1,464)
As of September 30, 2025 and December 31, 2024, AOCI, net of tax, related to previously designated cash flow hedges was not material.
8.     INCOME TAXES
Unrecognized Tax Benefits
The Company’s unrecognized tax benefits relate to tax years that remain subject to audit by the taxing authorities in the U.S. federal, state and local, and foreign jurisdictions. During the nine months ended September 30, 2025, the Company recorded an increase to its unrecognized tax benefits of $11 million related to prior year tax positions. Based on the current tax statutes and current status of its income tax audits, the Company does not expect unrecognized tax benefits to change significantly in the next twelve months.
Effective Tax Rate
The effective tax rate can vary from period to period due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as changes in the overall state tax rate. The discussion below is based on the continuing operations of the Company.
The Company’s income tax expense for the three months ended September 30, 2025 was $55 million, resulting in an effective tax rate for the period of 27.7%. The effective tax rate primarily represents the federal statutory rate of 21.0%, a state tax rate, net of federal benefits, of 5.2%, and an unfavorable impact from a non-deductible goodwill impairment charge of 1.5%.
The Company’s income tax expense for the three months ended September 30, 2024 was $50 million, resulting in an effective tax rate for the period of 27.6%. The effective tax rate primarily represents the federal statutory tax rate of 21.0% and a state tax rate, net of federal benefits, of 6.2%.
The Company’s income tax expense for the nine months ended September 30, 2025 was $165 million, resulting in an effective tax rate for the period of 26.6%. The effective tax rate primarily represents the federal statutory rate of 21.0%, and a state tax rate, net of federal benefits, of 5.2%.
The Company’s income tax expense for the nine months ended September 30, 2024 was $167 million, resulting in an effective tax rate for the period of 28.3%. The effective tax rate primarily represents the federal statutory tax rate of 21.0%, a state tax rate, net of federal benefits, of 5.8%, and an unfavorable impact from dispositions of 1.6%.
Other Tax Matters
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which includes a broad range of tax reform provisions, some of which may be favorable in 2025 to cash taxes. The Company is currently evaluating the impact of the OBBBA on future periods.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.     EQUITY
Common Stock and Class B Common Stock
The Company has two classes of common stock, which comprises Common Stock and Class B Common Stock.
Share Issuances
During the three and nine months ended September 30, 2025, shares issued resulted from the vesting of restricted stock units (“RSUs”) and stock option exercises related to fully vested share-based compensation awards as presented on the Condensed Consolidated Statements of Stockholders’ Equity.
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
2025 Share Repurchase Plan
In February 2025, the Company's Board of Directors announced a new share repurchase plan (the “2025 Share Repurchase Plan”), pursuant to which the Company was authorized to repurchase, through April 30, 2026, up to a maximum aggregate amount of $500 million of shares of the Company's Common Stock.
The 2025 Share Repurchase Plan allowed the Company to purchase Common Stock, from time to time, in one or more open market or privately negotiated transactions, including pursuant to Rule 10b5-1 or Rule 10b-18 of the Exchange Act, or pursuant to one or more accelerated share repurchase agreements, subject to certain requirements and other factors. The Company was not obligated to repurchase any of its shares of Common Stock, and the timing and amount of any repurchases depended on legal requirements, market conditions, stock price, the availability of the safe harbor provided by Rule 10b-18 under the Exchange Act, alternative uses of capital, and other factors.
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
Throughout the second quarter of 2025, the Company repurchased, and subsequently retired, 12 million shares in the open market pursuant to Rule 10b5-1 and Rule 10b-18 of the Exchange Act under the 2025 Share Repurchase Plan in multiple transactions for a total of $96 million (or $8.14 per share).
In July 2025, the Company repurchased, and subsequently retired, 11 million shares of its Common Stock under the 2025 Share Repurchase Plan for $93 million (or $8.31 per share) in connection with a secondary offering of the Company’s Common Stock by Apollo. The Company also repurchased, and subsequently retired, an additional 2 million shares in the open market pursuant to Rule 10b5-1 and Rule 10b-18 of the Exchange Act under the 2025 Share Repurchase Plan in multiple transactions for a total of $19 million (or $8.45 per share).

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of September 30, 2025, the Company had no authorized amounts remaining under the 2025 Share Repurchase Plan.
Dividends

(in thousands, except per share data)			Common Stock		Class B Common Stock
Declaration Date	Record Date	Payment Date	Per Share	Aggregate	Per Share	Aggregate
During the Nine Months Ended September 30, 2025
2/27/2025	3/13/2025	4/3/2025	$0.055	$44,175	$0.055	$3,011
4/24/2025	6/12/2025	7/8/2025	0.055	42,884	0.055	3,011
7/24/2025	9/11/2025	10/2/2025	0.055	42,080	0.055	3,011
		Total	$0.165	$129,139	$0.165	$9,033

During the Nine Months Ended September 30, 2024
1/24/2024	3/14/2024	4/4/2024	$0.055	$47,059	$0.055	$3,011
4/25/2024	6/13/2024	7/9/2024	0.055	47,137	0.055	3,011
8/1/2024	9/13/2024	10/4/2024	0.055	47,146	0.055	3,011
		Total	$0.165	$141,342	$0.165	$9,033
Subsequent Event - On November 4, 2025, the Company announced a dividend of $0.055 per share to holders of Common Stock and Class B Common Stock of record on December 11, 2025, which will be paid on January 8, 2026.
Accumulated Other Comprehensive Income (Loss)
During the three and nine months ended September 30, 2025, there were no material reclassifications out of AOCI. Refer to Note 7 “Derivative Financial Instruments.”
10.     SHARE-BASED COMPENSATION
RSUs
During the first quarter of 2025, the Company completed its annual long-term incentive plan equity award (the “2025 Annual Grant”) to employees and granted approximately 3.4 million RSUs under its 2018 Omnibus Incentive Plan, as amended (the “2018 Plan”), with a grant date fair value of $7.59, which is equal to the closing price per share of the Company’s Common Stock on the date of grant. These RSUs are service-based awards with a three-year graded vesting period from the date of grant.
Options
During the first quarter of 2025, the Company granted approximately 8.3 million options under the 2018 Plan as part of the 2025 Annual Grant. These options are service-based awards with a three-year graded vesting period from the date of grant and have an exercise price of $7.59, which is equal to the closing price per share of the Company’s Common Stock on the date of grant, and a contractual term of ten years from the grant date. The weighted-average grant date fair value for the options granted during the period was $2.65.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
in thousands, except per share amounts	2025	2024	2025	2024
Allocation of income (loss) from continuing operations - basic	$133,912	$124,078	$424,496	$396,740
Dilutive effect	3,486	3,327	10,484	10,068
Allocation of income (loss) from continuing operations - diluted	$137,398	$127,405	$434,980	$406,808

Allocation of income (loss) from discontinued operations, net of tax - basic	$1,512	$(4,576)	$(3,426)	$(104,340)
Dilutive effect	—	—	—	—
Allocation of income (loss) from discontinued operations, net of tax - diluted	$1,512	$(4,576)	$(3,426)	$(104,340)

Weighted-average shares outstanding - basic	764,742	850,462	783,310	851,539
Dilutive effect(1)	63,706	62,399	63,185	61,757
Weighted-average shares outstanding - diluted	828,448	912,861	846,495	913,296

Income (loss) from continuing operations per share - basic	$0.18	$0.15	$0.54	$0.46
Income (loss) from continuing operations per share - diluted	$0.17	$0.14	$0.51	$0.44

Income (loss) from discontinued operations, net of tax, per share - basic	$—	$(0.01)	$—	$(0.12)
Income (loss) from discontinued operations, net of tax, per share - diluted	$—	$(0.01)	$—	$(0.11)
_________________
(1)    During the three and nine months ended September 30, 2025, 21 million shares of Common Stock, respectively, that would be dilutive were excluded from the diluted earnings per share calculations because their effects would have been anti-dilutive.

During the three and nine months ended September 30, 2024, 21 million shares and 20 million shares of Common Stock, respectively, that would be dilutive were excluded from the diluted earnings per share calculations because their effects would have been anti-dilutive.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Class B Common Stock

	Three Months Ended September 30,		Nine Months Ended September 30,
in thousands, except per share amounts	2025	2024	2025	2024
Allocation of income (loss) from continuing operations - basic	$9,600	$7,942	$29,726	$25,356
Dilutive effect	(475)	(316)	(1,451)	(1,035)
Allocation of income (loss) from continuing operations - diluted	$9,125	$7,626	$28,275	$24,321

Allocation of income (loss) from discontinued operations, net of tax - basic	$108	$(293)	$(239)	$(6,660)
Dilutive effect	—	—	—	—
Allocation of income (loss) from discontinued operations, net of tax - diluted	$108	$(293)	$(239)	$(6,660)

Weighted-average shares outstanding - basic	54,745	54,745	54,745	54,745
Dilutive effect(1)	—	—	—	—
Weighted-average shares outstanding - diluted	54,745	54,745	54,745	54,745

Income (loss) from continuing operations per share - basic	$0.18	$0.15	$0.54	$0.46
Income (loss) from continuing operations per share - diluted	$0.17	$0.14	$0.51	$0.44

Income (loss) from discontinued operations, net of tax, per share - basic	$—	$(0.01)	$—	$(0.12)
Income (loss) from discontinued operations, net of tax, per share - diluted	$—	$(0.01)	$—	$(0.11)
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
During the nine months ended September 30, 2025, $20 million of the Google Success Funds were reimbursed to the Company primarily for certain joint marketing and customer acquisition expenses incurred by the Company, substantially all of which was recorded as a reduction to advertising expenses.

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
As of September 30, 2025, the Company continues to work to meet this commitment.
Other Commitments
The Company is party to an agreement with one of its vendors to purchase at least $370 million of security system equipment and components through December 2025. This commitment is also satisfied through purchases made by the Company’s dealer network.
As of December 31, 2024, the remaining amount under this commitment was $172 million. During the nine months ended September 30, 2025, purchases toward this commitment were approximately $140 million.
Guarantees
In the normal course of business, the Company is liable for contract completion and product performance. As of September 30, 2025 and December 31, 2024, the Company’s guarantees primarily relate to standby letters of credit related to its insurance programs and totaled $48 million and $74 million, respectively.
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
As of September 30, 2025 and December 31, 2024, the Company’s accrual for ongoing claims and lawsuits within the scope of an insurance program, including certain amounts related to discontinued operations, totaled $90 million and $94 million, respectively. The Company’s accrual related to ongoing claims and lawsuits not within the scope of an insurance program is not material.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13.     LEASES
Company as Lessee
As part of normal operations, the Company leases real estate, vehicles, and equipment primarily through its main operating entity and wholly-owned subsidiary, ADT LLC.
Right-of-Use Assets and Lease Liabilities

(in thousands)			September 30, 2025	December 31, 2024
Presentation and Classification:
Operating	Current	Prepaid expenses and other current assets	$93	$80
Operating	Non-current	Other assets	84,159	80,768
Finance	Non-current	Property and equipment, net(1)	45,547	61,827
Total right-of-use assets			$129,799	$142,675

Operating	Current	Accrued expenses and other current liabilities	$16,979	$18,811
Finance	Current	Current maturities of long-term debt	23,036	25,593
Operating	Non-current	Other liabilities	81,545	77,884
Finance	Non-current	Long-term debt	30,470	43,849
Total lease liabilities			$152,030	$166,137
_________________
(1)Finance lease right-of-use assets are recorded net of accumulated depreciation, which was approximately $83 million and $66 million as of September 30, 2025 and December 31, 2024, respectively.
Lease Cost

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Operating lease cost	$5,391	$7,365	$18,545	$20,943
Finance lease cost:
Amortization of right-of-use assets	5,602	6,095	16,454	16,203
Interest on lease liabilities	815	1,109	2,579	3,514
Variable lease costs	9,682	8,701	29,831	24,428
Total lease cost	$21,490	$23,270	$67,409	$65,088
Lease Liabilities Arising from Obtaining Right-of-Use Assets(1)

	Nine Months Ended September 30,
(in thousands)	2025	2024
Operating leases	$18,344	$14,200
Finance leases	$9,525	$33,283
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
Apollo
March 2025 Offering and Share Repurchase
On March 3, 2025, the Company and certain entities managed by affiliates of Apollo Global Management, Inc. (the “Selling Stockholders”) entered into an underwriting agreement with Barclays Capital Inc. and Citigroup Capital Markets Inc., as representatives of the underwriters named therein, including Apollo Global Securities, LLC, an affiliate of Apollo (collectively, the “March 2025 Underwriters”), in connection with the offer and sale by the Selling Stockholders of 70 million shares of the Company’s Common Stock (plus an additional 10.5 million shares at the option of the March 2025 Underwriters) (the “March 2025 Offering”).
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
June 2025 Apollo Sale
During the second quarter of 2025, the Selling Stockholders sold an aggregate of 45 million shares of the Company’s Common Stock in the open market at a price of $8.27 per share (the “June 2025 Apollo Sale”). Immediately following the June 2025 Apollo Sale, Apollo owned less than 25% of the Company’s outstanding Common Stock and, as a result, the Company’s Amended and Restated Management Investor Rights Agreement terminated. The consent rights described in Section 4.1 of the Amended and Restated Stockholders Agreement also terminated following the June 2025 Apollo Sale. Additionally, the margin loan as defined and discussed in the 2024 Annual Report was paid off in full following the June 2025 Apollo Sale.
July 2025 Offering and Share Repurchase
During the third quarter of 2025, the Selling Stockholders sold 71 million shares of the Company’s Common Stock (plus an additional 10.65 million shares at the option of the underwriters) (the “July 2025 Offering”). In connection with the July 2025 Offering, the Company repurchased, and subsequently retired, 11 million shares of its Common Stock under the 2025 Share Repurchase Plan for an aggregate purchase price of $93 million (or approximately $8.31 per share).
March 2024 Offering and Share Repurchase
During the first quarter of 2024, the Selling Stockholders sold 65 million shares of the Company’s Common Stock (plus an additional 9.75 million shares at the option of the underwriters) (the “March 2024 Offering”). In connection with the March 2024 Offering, the Company repurchased, and subsequently retired, 15 million shares of its Common Stock under the 2024 Share Repurchase Plan for an aggregate purchase price of $93 million (or approximately $6.22 per share).
The shares in the above offerings were sold by the Selling Stockholders; and the Company did not receive any of the proceeds from the sale of shares by the Selling Stockholders. In addition, the Company did not pay any underwriting fees, including on behalf of the Selling Stockholders or otherwise.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Transactions with Apollo
During the nine months ended September 30, 2025 and 2024, other fees incurred to Apollo were not material.
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
As of September 30, 2025 and December 31, 2024, the balance of the portion of the Opportunity Fund held by the Company was $82 million and $85 million, respectively, which is presented in restricted cash and restricted cash equivalents and the corresponding liability is presented in accrued expenses and other current liabilities.
During the nine months ended September 30, 2025 and 2024, the Company made payments from the Opportunity Fund of $6 million and $10 million, respectively. Interest earned on the Opportunity Fund was not material.
Subsequent event - The State Farm Development Agreement expired on October 13, 2025. On October 24, 2025, the Company repaid to State Farm substantially all of the balance of the Opportunity Fund held by the Company. State Farm has no obligation to fund the Opportunity Fund in the future. In addition, the Company ended its State Farm partnership programs in existing states in connection with the expiration of the State Farm Development Agreement.
Fleet Management Agreement
During the second quarter of 2025, the Company entered into an agreement with a vendor affiliated with Apollo for fleet management and related services through 2030. The impact to the Company was not material during the periods presented.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

•Introduction
•Business and Basis of Presentation
•Key Performance Indicators
•Trends, Uncertainties, and Factors Affecting Operating Results
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
KEY PERFORMANCE INDICATORS
We evaluate our results using certain key performance indicators, including operating metrics such as recurring monthly revenue and gross customer revenue attrition, as well as GAAP total revenue and the non-GAAP measures Adjusted Earnings per Share (“Adjusted EPS”) and Adjusted EBITDA (“Adjusted EBITDA”), both from continuing operations.
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
Total Revenue
Management and the Board use total revenue, which is calculated in accordance with GAAP, to evaluate the performance of employees (including members of management) and the Company as a whole, as well as to allocate resources. Refer to the section titled “Results of Operations—Revenue” for additional information.
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
Gross Customer Revenue Attrition
Gross customer revenue attrition is defined as RMR lost as a result of customer attrition, net of dealer charge-backs and reinstated customers, excluding contracts monitored but not owned and self set-up/do-it-yourself (“DIY”) customers. Customer sites are considered canceled when all services are terminated. Dealer charge-backs represent customer cancellations charged back to the dealers because the customer canceled service during the charge-back period, which is generally thirteen months.
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
Adjusted EPS
Adjusted EPS (from continuing operations) is a non-GAAP measure. Our definition of Adjusted EPS, a reconciliation of Adjusted EPS to diluted income (loss) from continuing operations per share (the most directly comparable GAAP measure), and additional information, including a description of the limitations relating to the use of Adjusted EPS, are provided under “Results of Operations—Non-GAAP Measures.”
Adjusted EBITDA
Adjusted EBITDA (from continuing operations) is a non-GAAP measure. Our definition of Adjusted EBITDA, a reconciliation of Adjusted EBITDA to income (loss) from continuing operations (the most directly comparable GAAP measure), and additional information, including a description of the limitations relating to the use of Adjusted EBITDA, are provided under “Results of Operations—Non-GAAP Measures.”
TRENDS, UNCERTAINTIES, AND FACTORS AFFECTING OPERATING RESULTS
The information described herein could have a material effect on our business, financial condition, results of operations, cash flows, and key performance indicators. Unless otherwise noted, our results of operations discussed below relate to continuing operations.

Subscribers
As of September 30, 2025, we served approximately 6.3 million security monitoring service subscribers (including approximately 200 thousand subscribers associated with the Multifamily business that was divested on October 1, 2025). Generally, a significant upfront investment is required to acquire new subscribers that in turn provide ongoing and predictable recurring revenue (RMR) generated from our monitoring services and other subscriber-based offerings. Although the economics of each installation may vary depending on the customer type, acquisition channel, and product and service offerings, we generally achieve revenue break-even in approximately two years.
New subscriber additions and customer attrition have a direct impact on our financial results, including revenue, operating income, and cash flows. A portion of our recurring subscriber base can be expected to cancel its service each year for a variety of reasons, including relocation, cost, loss to competition, or service issues, or we may disconnect service due to non-payment. For example, a 1% change in customer attrition typically has approximately a $40 million impact on recurring revenue on an annualized basis.
As of September 30, 2025, gross customer revenue attrition was 13.0%, as compared to 12.8% in the prior year, driven by higher non-payment and voluntary disconnects partially offset by fewer relocations.
Relocations are sensitive to changes in the residential housing market, and fewer relocations generally lead to improvements in customer attrition, but fewer subscriber additions. Additionally, non-payment disconnects generally increase in a weaker macroeconomic environment. We may experience fluctuations in these or other trends in the future as changes in the general macroeconomic environment or housing market develop.
Revenue and Offerings
The mix, price, offerings, sales and distribution channel, and equipment ownership of transactions impacts our results. For example, our results are impacted by the mix of transactions accounted for under a Company-owned equipment model versus a customer-owned equipment model (referred to as outright sales), as there are different accounting treatments applicable to each model, as discussed in Note 2 “Revenue and Receivables.” Historically, the majority of professional installation transactions occurred under a Company-owned model. However, since the second quarter of 2024, a growing percentage of our direct channel new subscriber adds are outright sales in connection with the national launch of our new ADT+ platform. During the nine months ended September 30, 2025, we have experienced an increase in both security installation, product, and other revenue and related costs due to the transition to our ADT+ platform, in which the equipment is sold outright to the customer. Currently, approximately 25% of new direct subscribers are outright sales. As we continue to roll out ADT+ to additional subscribers including add-ons, upgrades, and resales, build our partnership with Google, introduce additional Google products into our offerings, launch new or enhance our current offerings, and refine our go-to-market approach, we expect outright sales to continue to be an increasing proportion of our direct channel transactions in future periods, which is expected to result in an increase in security installation, product, and other revenue and cost of revenue recognized in the statements of operations.
Changes in our recurring revenue base, including subscriber count, price escalations, or change in offerings, can also impact our results. As of September 30, 2025, RMR was $362 million, as compared to $359 million in the prior year, driven by an increase in average prices.
Additionally, the mix of professional installation solutions versus self set-up solutions may impact our results in future periods, as professional installation solutions typically have higher contractual fees than our self set-up solutions as a result of differences in pricing, offer tactics, and level of products and services. We currently expect that the majority of our sales will continue to be professional installation solutions.
Other Costs
We may also experience an increase in other costs associated with factors such as (i) offering a wider variety of products and services; (ii) providing a greater mix of interactive and smart home solutions; (iii) replacing or upgrading certain system components or technology due to technological advancements, cybersecurity upgrades, or otherwise; (iv) supply chain disruptions or other impacts such as tariffs or trade restrictions; (v) inflationary pressures on costs such as materials, labor, and fuel; and (vi) other changes in prices, interest rates, or terms from our suppliers, vendors, or third-party lenders.

Macroeconomic and Other Trends and Uncertainties
We are currently monitoring, and will continue to monitor, macroeconomic trends and uncertainties such as key components of inflation, the status and effects of recently implemented or threatened tariffs and other trade restrictions, as well as potential changes to these tariffs or the imposition of reciprocal or other tariffs or trade restrictions by other countries. Any of these may have negative consequences for our supply chain due to price increases from our vendors or suppliers. At this time, we do not anticipate material negative impacts that cannot be mitigated through arrangements with our vendors and suppliers, price increases to our customers, or other actions but there is no guarantee that we will be able to successfully mitigate the negative effects of any such macroeconomic trends and uncertainties. We are also unable at this time to determine any future negative impacts from reduced consumer spending as a result of inflationary or other pressures or uncertainty that may result from the imposition of current or future tariffs or other trade restrictions.
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
In addition, hurricanes, wildfires, and other natural disasters impacting certain areas in which we operate may result in service, sales, and installation disruptions to certain of our customers. As such, we evaluate the financial and business impacts these events have or may have in the future. During the nine months ended September 30, 2025, we did not experience any material losses related to natural disasters.
Other Tax Matters
As a result of Apollo selling shares of our Common Stock (as discussed in Note 14 “Related Party Transactions”) and our share repurchase program, an ownership change (as defined under Sections 382 and 383 of the Internal Revenue Code) occurred during the second quarter of 2025. Generally, an ownership change occurs when the aggregate ownership of certain shareholders shifts, for federal income tax purposes, by more than 50 percentage points in total over a rolling three-year period. An ownership change imposes annual limitations on a corporation’s ability to utilize its tax attributes to offset future U.S. taxable income. Our tax attributes that are subject to the limitations primarily consist of disallowed interest carryforwards. However, the limitation as a result of the ownership change significantly exceeded the value of these attributes. As such, we currently do not expect a material impact to our results from this ownership change.
On July 4, 2025, the OBBBA was signed into law, which includes a broad range of tax reform provisions, some of which we expect may be favorable in 2025 to cash taxes. We are currently evaluating the impact of the OBBBA on future periods.

RESULTS OF OPERATIONS

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except per share data or as otherwise indicated)	2025	2024	$ Change	2025	2024	$ Change
Revenue:
Monitoring and related services	$1,097,561	$1,077,550	$20,011	$3,270,906	$3,208,267	$62,639
Security installation, product, and other	200,393	166,286	34,107	581,574	429,800	151,774
Total revenue	1,297,954	1,243,836	54,118	3,852,480	3,638,067	214,413
Cost of revenue (exclusive of depreciation and amortization shown separately below):
Monitoring and related services	161,788	154,744	7,044	481,566	460,649	20,917
Security installation, product, and other	88,922	67,362	21,560	259,452	151,996	107,456
Total cost of revenue	250,710	222,106	28,604	741,018	612,645	128,373
Selling, general, and administrative expenses	384,353	360,110	24,243	1,109,091	1,120,617	(11,526)
Depreciation and intangible asset amortization	347,818	335,270	12,548	1,026,069	1,002,131	23,938
Operating income (loss)	315,073	326,350	(11,277)	976,302	902,674	73,628
Interest expense, net	(112,617)	(161,830)	49,213	(349,294)	(358,980)	9,686
Other income (expense)	(3,835)	17,735	(21,570)	(7,896)	44,907	(52,803)
Income (loss) from continuing operations before income taxes	198,621	182,255	16,366	619,112	588,601	30,511
Income tax benefit (expense)	(55,109)	(50,235)	(4,874)	(164,890)	(166,505)	1,615
Income (loss) from continuing operations	143,512	132,020	11,492	454,222	422,096	32,126
Income (loss) from discontinued operations, net of tax	1,620	(4,869)	6,489	(3,665)	(111,000)	107,335
Net income (loss)	$145,132	$127,151	$17,981	$450,557	$311,096	$139,461

Diluted income (loss) from continuing operations per share of Common Stock	$0.17	$0.14	$0.03	$0.51	$0.44	$0.07

Diluted weighted-average shares outstanding of Common Stock	828,448	912,861	(84,413)	846,495	913,296	(66,801)

Key Performance Indicators:(1)
RMR(2)(3)	$362,434	$358,881	$3,553	$362,434	$358,881	$3,553
Gross customer revenue attrition (percent)(2)	13.0%	12.8%	N/A*	13.0%	12.8%	N/A*
Adjusted EPS(4)	$0.23	$0.20	$0.03	$0.67	$0.56	$0.11
Adjusted EBITDA(4)	$675,646	$658,691	$16,955	$2,010,071	$1,925,669	$84,402
_______________________
(1)Refer to the “—Key Performance Indicators” section for the definitions of these key performance indicators.
(2)Refer to the “—Factors Affecting Operating Results” section for additional details and comparison of current to prior period results.
(3)Includes approximately $2.6 million of RMR as of September 30, 2025, associated with the Multifamily business that was divested on October 1, 2025.
(4)Refer to the “—Non-GAAP Measures” section for the definitions of these non-GAAP measures and reconciliations to the most comparable GAAP measures.
* Not applicable.
Revenue
The three and nine months ended September 30, 2025, as compared to the prior year periods, primarily reflects:
•Monitoring and related services revenue (“M&S Revenue”): higher recurring revenue of $15 million and $47 million, respectively, primarily driven by an increase in average prices of $27 million and $85 million, respectively, partially offset by a decrease in volume of $9 million and $33 million, respectively.
•Security installation, product, and other revenue: higher installation revenue of $32 million and $141 million, respectively, primarily driven by a higher mix of professionally installed systems under the outright sales model at higher average prices in connection with the transition to our ADT+ platform.

Cost of Revenue
The three and nine months ended September 30, 2025, as compared to the prior year periods, primarily reflects:
•Monitoring and related services costs (“M&S Costs”): an increase in M&S Costs of $7 million and $21 million, respectively, primarily due to higher interactive fees.
•Security installation, product, and other costs: an increase in installation and product costs of $22 million and $107 million, respectively, primarily due to a higher mix of professionally installed outright sales transactions.
Selling, General, and Administrative Expenses
The three months ended September 30, 2025, as compared to the prior year period, primarily reflects:
•goodwill impairment of $12 million associated with the Multifamily Divestiture,
•an increase in the allowance for credit losses of $9 million primarily as a result of an increase in outright sales revenue and customer delinquencies, and
•an increase in the amortization of deferred subscriber acquisition costs of $8 million partially offset by
•a decrease in general and administrative expenses of $14 million primarily as a result of cost savings initiatives.
The nine months ended September 30, 2025, as compared to the prior year period, primarily reflects:
•a decrease in general and administrative costs of $55 million primarily as a result of $20 million related to a legal settlement in the prior year, as well as cost savings initiatives, partially offset by
•an increase in the allowance for credit losses of $25 million primarily as a result of an increase in outright sales revenue and customer delinquencies and
•an increase in the amortization of deferred subscriber acquisition costs of $21 million.
Depreciation and Intangible Asset Amortization
The three and nine months ended September 30, 2025, as compared to the prior year periods, primarily reflects an increase in the amortization of acquired customer contracts of $9 million and $18 million, respectively.
Interest Expense, Net
The three months ended September 30, 2025, as compared to the prior year period, primarily reflects unrealized losses on our interest rate swaps of $11 million in the current year as compared to $58 million in the prior year.
The nine months ended September 30, 2025, as compared to the prior year period, primarily reflects a decrease in interest rates on our long-term debt.
Other Income (Expense)
The three and nine months ended September 30, 2025, as compared to the prior year periods, primarily reflects lower Commercial TSA income of $14 million and $35 million, respectively.
Income Tax Benefit (Expense)
The Company’s income tax expense for the three months ended September 30, 2025 was $55 million, resulting in an effective tax rate for the period of 27.7%. The effective tax rate primarily represents the federal statutory rate of 21.0%, a state tax rate, net of federal benefits, of 5.2%, and an unfavorable impact from a non-deductible goodwill impairment charge of 1.5%.
The Company’s income tax expense for the three months ended September 30, 2024 was $50 million, resulting in an effective tax rate for the period of 27.6%. The effective tax rate primarily represents the federal statutory tax rate of 21.0% and a state tax rate, net of federal benefits, of 6.2%.

The Company’s income tax expense for the nine months ended September 30, 2025 was $165 million, resulting in an effective tax rate for the period of 26.6%. The effective tax rate primarily represents the federal statutory rate of 21.0%, and a state tax rate, net of federal benefits, of 5.2%.
The Company’s income tax expense for the nine months ended September 30, 2024 was $167 million, resulting in an effective tax rate for the period of 28.3%. The effective tax rate primarily represents the federal statutory tax rate of 21.0%, a state tax rate, net of federal benefits, of 5.8%, and an unfavorable impact from dispositions of 1.6%.
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
The table below reconciles Adjusted EPS to diluted income (loss) from continuing operations per share of Common Stock:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	$ Change	2025	2024	$ Change
Diluted income (loss) from continuing operations per share of Common Stock	$0.17	$0.14	$0.03	$0.51	$0.44	$0.07
Share-based compensation expense	0.01	0.01	—	0.05	0.04	0.01
Merger, restructuring, integration, and other	0.01	—	0.01	0.02	0.02	—
Goodwill impairment(1)	0.01	—	0.01	0.01	—	0.01
Interest rate swaps, net(2)	0.02	0.07	(0.05)	0.07	0.07	—
Loss on extinguishment of debt	0.01	—	0.01	0.01	—	0.01
Other, net	0.01	(0.01)	0.02	0.01	(0.01)	0.02
Tax impact on adjustments(3)	(0.01)	(0.02)	0.01	(0.04)	(0.03)	(0.01)
Adjusted EPS(4)	$0.23	$0.20	$0.03	$0.67	$0.56	$0.11
________________
(1) Represents a goodwill impairment charge associated with the Multifamily Divestiture. Refer to Note 5 “Goodwill and Other Intangible Assets.”
(2) Represents unrealized gains or losses on interest rate swaps presented in interest expense, net and other income (expense).
(3) Represents the tax impact on adjustments using the federal and state blended statutory rate.
(4) Amounts may not sum in this table due to rounding.

During the three and nine months ended September 30, 2025, the increase in Adjusted EPS, as compared to the prior year periods, was primarily due to (i) increases of approximately $0.02 and $0.07 per share, respectively, due to increases in revenue, net of the related costs including the allowance for credit losses, (ii) increases of approximately $0.02 and $0.06 per share, respectively, due to lower general and administrative costs, and (iii) increases of approximately $0.02 and $0.05 per share, respectively, due to a decrease in our diluted weighted average shares outstanding as a result of share repurchases. This was partially offset by decreases of approximately $0.02 and $0.05 per share, respectively, of other income (expense) primarily due to lower Commercial TSA income.
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
The table below reconciles Adjusted EBITDA to income (loss) from continuing operations:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2025	2024	$ Change	2025	2024	$ Change
Income (loss) from continuing operations	$143,512	$132,020	$11,492	$454,222	$422,096	$32,126
Interest expense, net	112,617	161,830	(49,213)	349,294	358,980	(9,686)
Income tax expense (benefit)	55,109	50,235	4,874	164,890	166,505	(1,615)
Depreciation and intangible asset amortization	347,818	335,270	12,548	1,026,069	1,002,131	23,938
Amortization of deferred subscriber acquisition costs	64,040	56,119	7,921	186,547	165,454	21,093
Amortization of deferred subscriber acquisition revenue	(90,005)	(87,980)	(2,025)	(268,494)	(257,538)	(10,956)
Share-based compensation expense	10,716	10,107	609	42,886	39,466	3,420
Merger, restructuring, integration, and other	5,836	1,590	4,246	12,958	15,094	(2,136)
Goodwill impairment(1)	12,023	—	12,023	12,023	—	12,023
Unrealized (gain) loss on interest rate swaps(2)	3,849	4,821	(972)	11,694	14,699	(3,005)
Loss on extinguishment of debt	4,798	—	4,798	11,241	4,509	6,732
Other, net(3)	5,333	(5,321)	10,654	6,741	(5,727)	12,468
Adjusted EBITDA	$675,646	$658,691	$16,955	$2,010,071	$1,925,669	$84,402
________________
(1) Represents a goodwill impairment charge associated with the Multifamily Divestiture. Refer to Note 5 “Goodwill and Other Intangible Assets.”
(2) Represents unrealized gains or losses on interest rate swaps presented in other income (expense).
(3) During 2025, primarily includes one-time costs associated with debt transactions.

During the three and nine months ended September 30, 2025, the increase in Adjusted EBITDA, as compared to the prior year periods, was primarily due to:
•a decrease in general and administrative costs of $22 million and $57 million, respectively,
•higher M&S Revenue, net of the associated costs, of approximately $13 million and $42 million, respectively, and
•higher installation revenue, net of the associated costs and commissions, of approximately $10 million and $38 million, respectively, partially offset by
•a decrease in Commercial TSA income of $14 million and $35 million, respectively, and
•an increase in the allowance for credit losses of $9 million and $25 million, respectively.
The factors listed above exclude amounts that are outside of our definition of Adjusted EBITDA. Refer to the discussions above under “—Results of Operations” for further details.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and capital resources primarily consisted of the following:

(in thousands)	September 30, 2025
Cash and cash equivalents	$62,806
Restricted cash and restricted cash equivalents	$108,228
Availability under First Lien Revolving Credit Facility	$800,000
Uncommitted available borrowing capacity under 2020 Receivables Facility	$108,910
Carrying amount of total debt outstanding, including finance leases	$7,805,833
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
Debt Principal
As of September 30, 2025, our next debt maturity will occur in April 2026 with respect to the remaining outstanding balance of our First Lien Notes due 2026. We intend, and believe that we will have the ability through use of our ongoing sources of liquidity, to redeem these notes before or at maturity.
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
In February 2025, our Board of Directors announced the 2025 Share Repurchase Plan, pursuant to which we were authorized to repurchase, through April 30, 2026, up to a maximum aggregate amount of $500 million of shares of our Common Stock.
The 2025 Share Repurchase Plan allowed us to purchase Common Stock, from time to time, in one or more open market or privately negotiated transactions, including pursuant to Rule 10b5-1 or Rule 10b-18 of the Exchange Act, or pursuant to one or more accelerated share repurchase agreements, subject to certain requirements and other factors. We were not obligated to repurchase any of our shares of Common Stock, and the timing and amount of any repurchases depended on legal requirements, market conditions, stock price, the availability of the safe harbor provided by Rule 10b-18 under the Exchange Act, alternative uses of capital, and other factors.
In March 2025, we repurchased, and subsequently retired, 20 million shares of our Common Stock under the 2025 Share Repurchase Plan and paid approximately $152 million (or $7.62 per share) in connection with a secondary offering of our Common Stock by Apollo.
Additionally, in March 2025, we repurchased, and subsequently retired, an additional 18 million shares of our Common Stock in the open market pursuant to Rule 10b5-1 and Rule 10b-18 of the Exchange Act under the 2025 Share Repurchase Plan in multiple transactions for a total of $140 million (or $7.79 per share).
Throughout the second quarter of 2025, we repurchased, and subsequently retired, 12 million shares of our Common Stock in the open market pursuant to Rule 10b5-1 and Rule 10b-18 of the Exchange Act under the 2025 Share Repurchase Plan in multiple transactions for a total of $96 million (or $8.14 per share).
In July 2025, we repurchased, and subsequently retired, 11 million shares of our Common Stock under the 2025 Share Repurchase Plan for $93 million (or $8.31 per share) in connection with a secondary offering of the Company’s Common Stock by Apollo. Additionally, we repurchased, and subsequently retired, 2 million shares of our Common Stock in the open market pursuant to Rule 10b5-1 and Rule 10b-18 of the Exchange Act under the 2025 Share Repurchase Plan in multiple transactions for a total of $19 million (or $8.45 per share).
As of September 30, 2025, there were no authorized amounts remaining under the 2025 Share Repurchase Plan.
Other Contractual Obligations
As of September 30, 2025, we continue to work to meet our commitment of $200 million of aggregate purchases under the Google Cloud Agreement Addendum.
In addition, we are party to an agreement with one of our vendors to purchase at least $370 million of security system equipment and components through December 2025. As of December 31, 2024, the remaining amount under this commitment was $172 million. During the nine months ended September 30, 2025, purchases toward this commitment were $140 million.
Refer to Note 12 “Commitments and Contingencies.”
Cash Taxes
While we have historically made cash tax payments to certain states, starting in the second quarter of 2025, we began making federal cash tax payments. The specific payment amounts may fluctuate each quarter based on our financial results and tax positions taken.
Dividends
On November 4, 2025, we announced a dividend of $0.055 per share to holders of Common Stock and Class B Common Stock of record on December 11, 2025, which will be paid on January 8, 2026.
State Farm Opportunity Fund
On October 24, 2025, we repaid to State Farm substantially all of the balance of the Opportunity Fund held by us, which was classified as restricted cash as of September 30, 2025.

Long-Term Debt
Significant changes and activity related to our long-term debt since our 2024 Annual Report are discussed below. Refer to Note 6 “Debt” for additional information.
First Lien Credit Agreement
In March 2025, we amended and restated the First Lien Credit Agreement and issued $600 million aggregate principal amount of the First Lien Term Loan B-2 due 2032, and received net proceeds of $597 million. The First Lien Term Loan B-2 due 2032 requires scheduled quarterly amortization payments, commencing on June 30, 2025, equal to 0.25% of the original principal amount of the First Lien Term Loan B-2 due 2032, with the remaining balance payable at maturity.
In July 2025, we further amended and restated the First Lien Credit Agreement, which provided for the issuance of $550 million of incremental borrowings under the First Lien Term Loan B-2 due 2032, and received net proceeds of $545 million. Additionally, we used net proceeds and cash on hand to redeem $550 million of the First Lien Notes due 2026.
Debt issuance costs were not material during the period.
During the nine months ended September 30, 2025, we borrowed and repaid $198 million under the First Lien Revolving Credit Facility. We had no amounts outstanding as of September 30, 2025.
In October 2025, we amended and restated the First Lien Credit Agreement, which provided for the issuance of $300 million of incremental borrowings under the First Lien Term Loan B-2 due 2032. We used the proceeds to partially redeem the Second Lien Notes due 2028. Also in October 2025, we partially redeemed $200 million of the First Lien Term Loan B due 2030 with proceeds from the Term Loan A due 2030.
Term Loan A due 2030 Issuance
In October 2025, we entered into a term loan credit agreement for an aggregate principal amount of $325 million of the Term Loan A due 2030. We used a portion of the proceeds to redeem $200 million of the First Lien Term Loan B due 2030 and intend to use the remaining proceeds for additional debt redemption.
First Lien Notes due 2033 Issuance
In October 2025, we issued $1 billion aggregate principal amount of the First Lien Notes due 2033. The Company used the net proceeds to redeem the majority of the Second Lien Notes due 2028.
First Lien Notes due 2026 Partial Redemptions
In March 2025, we redeemed $500 million of the First Lien Notes due 2026, excluding accrued and unpaid interest, for a total redemption price of $506 million, including a make-whole payment, using proceeds from the Company’s First Lien Term Loan B-2 due 2032.
In July 2025 we redeemed $550 million of the First Lien Notes due 2026, excluding accrued and unpaid interest, for a total redemption price of $554 million, including a make-whole payment, using proceeds from the Company’s issuance of the First Lien Term Loan B-2 due 2032 and cash on hand.
Loss on extinguishment of debt was not material.
We intend, and believe that we will have the ability through use of our ongoing sources of liquidity, or through refinancing, to redeem the remaining outstanding balance of these notes before maturity.
Second Lien Notes due 2028 Redemption
In October 2025, we redeemed the Second Lien Notes due 2028, using proceeds from the First Lien Notes due 2033, incremental borrowings under the First Lien Term Loan B-2 due 2032, and cash on hand.
2020 Receivables Facility
In March 2025, we amended the agreement governing the 2020 Receivables Facility to extend the uncommitted revolving period to March 2026, reduce the interest rate on outstanding borrowings, and increase the advance rate on pledged collateral.
As of September 30, 2025, the outstanding balance was $441 million.

Debt Covenants
As of September 30, 2025, we were in compliance with all financial covenant and other maintenance tests for all our debt obligations. We do not believe there is a material risk of future noncompliance with our financial covenant and other maintenance tests.
Cash Flow Analysis
The amounts and discussion below include cash flows from both continuing operations and discontinued operations, as appropriate, consistent with the presentation on the Statements of Cash Flows.

	Nine Months Ended September 30,
(in thousands)	2025	2024	$ Change
Net cash provided by (used in):
Operating activities	$1,510,585	$1,425,223	$85,362
Investing activities	$(920,985)	$(1,034,364)	$113,379
Financing activities	$(622,631)	$(316,060)	$(306,571)
Cash Flows from Operating Activities
The increase in net cash provided by operating activities, as compared to the prior year period, was primarily due to improved operating performance, changes in assets and liabilities due to the volume and timing of other operating cash receipts and payments with respect to when the transactions are reflected in earnings, lower interest payments, and the benefit of lower outflows in the current year related to our former Solar Business, partially offset by an increase in cash tax payments and a higher proportion of outright sales transactions. Refer to the discussions above under “—Results of Operations” for further details.
Cash Flows from Investing Activities
The majority of the decrease in net cash used in investing activities, as compared to the prior year period, was due to a decrease in subscriber system assets expenditures of $99 million primarily due to a higher proportion of outright sales in the current year.
Cash Flows from Financing Activities
The increase in net cash used in financing activities, as compared to the prior period, was primarily due to:
•higher share repurchases of $513 million, partially offset by
•net borrowings on long-term debt of $62 million during the current period primarily due to the issuance of the First Lien Term Loan B-2 due 2032, partially offset by the partial redemptions of the First Lien Notes due 2026, as compared to net repayments of $117 million during the prior period primarily due to the repayment of the First Lien Notes due 2024, and
•an increase in net borrowings on our 2020 Receivables Facility of $46 million due to timing of proceeds and the amendment in March 2025.
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

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain information that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are made in reliance on the safe harbor protections provided thereunder. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that all statements contained in this Form 10-Q that are not clearly historical in nature, including statements regarding the ADT Solar Exit and the expected costs and benefits of such exit; the Commercial Divestiture; the expected benefits of the Commercial Divestiture and ADT Solar Exit, including that the costs of the ADT Solar Exit may exceed our best estimates; the expected favorable effect of the OBBBA on cash taxes; the integration of strategic bulk purchases of customer accounts; the strategic investment by and long-term partnership with State Farm; any repurchases of our common stock under an authorized share repurchase plan; anticipated financial performance, including the Company’s ability to achieve its stated guidance metrics; our ability to refinance or reduce debt or improve leverage ratios, or to achieve or maintain our leverage goals; anticipated financial performance, management’s plans and objectives for future operations; the successful development, commercialization, and timing of new or joint products; business prospects; outcomes of regulatory proceedings; market conditions; our ability to deploy our business continuity and disaster plans and procedures to successfully respond to catastrophic events; our strategic partnership and ongoing relationship with Google; the expected timing of product commercialization with Google or any changes thereto; the successful internal development, commercialization, and timing of our next generation platform and innovative offerings; the successful conversion of customers who continue to utilize outdated technology; the current and future market size for existing, new, or joint products; any stated or implied outcomes with regards to the foregoing; and other matters. Any stated or implied outcomes with regards to the foregoing are forward-looking.
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
•our ability to effectively implement our strategic partnership or commercialize products with State Farm;
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
A larger portion of our debt is subject to variable interest rates as of September 30, 2025 as compared to December 31, 2024. As of September 30, 2025, the principal balance of our debt, excluding finance leases, that was subject to a variable-rate was approximately less than 1% (including the impact of interest rate swaps) and approximately 45% (excluding the impact of interest rate swaps) of the total carrying amount of our debt.

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2025, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2025, there were no changes in our internal control over financial reporting (“ICFR”) identified in our management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our ICFR.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Recent Sales of Unregistered Equity Securities
There were no sales of unregistered equity securities during the nine months ended September 30, 2025.
Use of Proceeds from Registered Equity Securities
We did not receive any proceeds from sales of registered equity securities during the nine months ended September 30, 2025.
Issuer Purchases of Equity Securities
The following table presents repurchases of shares of the Company’s Common Stock completed during the three months ended September 30, 2025 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands)
July 1, 2025 - July 31, 2025(3)	13,399	$8.33	13,399	$—
August 1, 2025 - August 31, 2025	—	$—	—	$—
September 1, 2025 - September 30, 2025	—	$—	—	$—
Total	13,399	$8.33	13,399	$—
_________________
(1)    The average price paid per share is calculated by dividing the total cash paid for the shares (including commissions) by the total number of shares repurchased.
(2)    In February 2025, the Company's Board of Directors announced the 2025 Share Repurchase Plan, pursuant to which the Company was authorized to repurchase, through April 30, 2026, up to a maximum aggregate amount of $500 million of shares of the Company's Common Stock. The 2025 Share Repurchase Plan allowed the Company to purchase Common Stock, from time to time, in one or more open market or privately negotiated transactions, including pursuant to Rule 10b5-1 or Rule 10b-18 of the Exchange Act, or pursuant to one or more accelerated share repurchase agreements, subject to certain requirements and other factors. As of September 30, 2025, the entire capacity available under the 2025 Share Repurchase Plan had been utilized, and there is no remaining authorized amounts outstanding under the 2025 Share Repurchase Plan.
(3)    The Company repurchased, and subsequently retired, 11 million shares of its Common Stock under the 2025 Share Repurchase Plan for an aggregate purchase price of $93 million (or approximately $8.31 per share) in connection with a secondary offering of the Company’s Common Stock by Apollo. Refer to Note 14 “Related Party Transactions” for further information. The Company also repurchased, and subsequently retired, an additional 2 million shares of its Common Stock under the 2025 Share Repurchase Plan in the open market, including pursuant to Rule 10b5-1 and Rule 10b-18 of the Exchange Act, in multiple transactions at an average price of $8.45 per share. There were no remaining authorized amounts outstanding under the 2025 Share Repurchase Plan after these transactions.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. MINE SAFETY DISCLOSURES.
None.
ITEM 5. OTHER INFORMATION.
During the three months ended September 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6. EXHIBITS.
The exhibits listed on the accompanying Index to Exhibits are filed/furnished or incorporated by reference as part of this Quarterly Report on Form 10-Q.

INDEX TO EXHIBITS
The information required by this Item is set forth on the exhibit index below.

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of ADT Inc.	10-Q	3.1	7/24/2025
3.2	Amended and Restated Bylaws of ADT Inc.	8-K	3.1	9/18/2023
4.1	First-Priority Senior Secured Notes Indenture, dated as of October 15, 2025, by and among The ADT Security Corporation, the guarantors party thereto, and Computershare Trust Company, N.A., as trustee.	8-K	4.1	10/15/2025
10.1	Incremental Assumption and Amendment Agreement No. 19, dated as of March 7, 2025, by and among Prime Security Services Holdings, LLC, Prime Security Services Borrower, LLC, The ADT Security Corporation, the subsidiary loan parties party thereto, Barclays Bank PLC, as Administrative Agent, and the lenders party thereto.	8-K	10.1	3/10/2025
10.2	Incremental Assumption and Amendment Agreement No. 20, dated as of July 25, 2025, by and among Prime Security Services Holdings, LLC, Prime Security Services Borrower, LLC, The ADT Security Corporation, the subsidiary loan parties party thereto, the lenders party thereto and Barclays Bank PLC, as administrative agent.	8-K	10.1	7/25/2025
10.3	Incremental Assumption and Amendment Agreement No. 21, dated as of October 24, 2025, by and among Prime Security Services Holdings, LLC, Prime Security Services Borrower, LLC, The ADT Security Corporation, the subsidiary loan parties party thereto, the lenders party thereto and Barclays Bank PLC, as administrative agent.	8-K	10.1	10/28/2025
10.4	Seventh Amendment to the Receivables Financing Agreement, among ADT Finance LLC, Mizuho Bank, Ltd., ADT LLC, MUFG Bank, Ltd., Starbird Funding Corporation, and BNP Paribas, dated as of March 27, 2025.	8-K	10.1	4/2/2025
10.5+^	Retirement and Consulting Agreement, dated March 6, 2025 by and between The ADT Security Corporation (together with its subsidiaries, affiliates and successors) and Donald Young.	10-Q	10.3	4/24/2025
10.6+	Employment Offer Letter, dated September 12, 2023 between ADT LLC (together with its affiliates and successors) and David Scott.	10-Q	10.5	4/24/2025
10.7+†	Employment Offer Letter, dated March 18, 2025 between ADT LLC (together with its affiliates and successors) and Fawad Ahmad.	10-Q	10.5	7/24/2025
10.8	Term Loan Credit Agreement, dated as of October 28, 2025, by and among Prime Security Services Holdings, LLC, Prime Security Services Borrower, LLC, The ADT Security Corporation, the lenders party thereto and Fifth Third Bank, National Association, as administrative agent.	8-K	10.2	10/28/2025
31.1*	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
31.2*	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
32.1**	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	XBRL Instant Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document
_________________________
^ Certain schedules and similar attachments have been omitted. The Company agrees to furnish supplementally a copy of any omitted schedule or attachment to the SEC upon its request.
* Filed herewith.
** Furnished herewith.
+ Management contract or compensatory plan or arrangement.
† Previously refiled as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed with the SEC on July 24, 2025, to correct the exhibit previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on April 24, 2025.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADT Inc.

Date:	November 4, 2025	By:	/s/ Jeffrey Likosar
		Name:	Jeffrey Likosar
		Title:	President, Corporate Development and Transformation, and Chief Financial Officer (Principal Financial Officer)