Form 10-K
period 2025-12-31
ADT Inc.
filed 2026-03-02
CIK 1703056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2025, the aggregate market value of voting and non-voting common stock (including shares of common stock and Class B common stock, assuming all outstanding shares of Class B common stock were converted into shares of common stock) held by non-affiliates of the registrant was approximately $4.282 billion as computed by reference to the closing price of the registrant’s common stock on the New York Stock Exchange as of such date. Class B common stock is not listed for public trading on any exchange or market system; however, each share will become immediately convertible into one share of common stock, at the option of the holder, subject to certain timing and restrictions.
As of February 23, 2026, there were 765,377,312 shares outstanding of the registrant’s common stock, $0.01 par value per share, and 54,744,525 shares outstanding of the registrant’s Class B common stock, $0.01 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for use in connection with its 2026 Annual Meeting of Shareholders, which is to be filed no later than 120 days after December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Annual Report”) contains certain information that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are made in reliance on the safe harbor protections provided thereunder. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that all statements contained in this Annual Report that are not clearly historical in nature, including statements regarding our exit of the residential solar business (the “Solar Business”) (the “ADT Solar Exit”); the commercial transaction between ADT and GTCR LLC (“GTCR”) (the “Commercial Divestiture”); the expected benefits of the Commercial Divestiture and ADT Solar Exit including that the costs of the ADT Solar Exit may exceed our best estimates; the expected effects of the One Big Beautiful Bill Act (the “OBBBA”) on cash taxes; the anticipated changes to our internal control over financial reporting in 2026 resulting from ongoing information technology system implementations; the integration of strategic bulk purchases of customer accounts and other acquired businesses; any repurchases of our common stock under an authorized share repurchase plan; our ability to refinance or reduce debt or improve leverage ratios, or to achieve or maintain our leverage goals; anticipated financial performance; management’s plans and objectives for future operations; the successful development, commercialization, and timing of new or joint products; business prospects; outcomes of regulatory proceedings; market conditions; our ability to deploy our business continuity and disaster plans and procedures to successfully respond to catastrophic events; our strategic partnership and ongoing relationship with Google LLC (“Google”); the expected timing of product commercialization with our external partners, including Google, or any changes thereto; the successful internal development, commercialization, and timing of our next generation platform and innovative offerings, including ADT+ and those incorporating artificial intelligence or advanced sensing capabilities; the successful conversion of customers who continue to utilize outdated technology; the current and future market size for existing, new, or joint products; any stated or implied outcomes with regards to the foregoing; and other matters. Forward-looking statements are contained principally in the sections of this report entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Without limiting the generality of the preceding sentences, any time we use the words “ongoing,” “expects,” “intends,” “will,” “anticipates,” “believes,” “confident,” “continue,” “propose,” “seeks,” “could,” “may,” “should,” “estimates,” “forecasts,” “might,” “goals,” “objectives,” “targets,” “planned,” “projects,” and, in each case, their negative or other various or comparable terminology, and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. Particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include, without limitation:
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
•our ability to sell our products and services or launch new products and services, including those incorporating artificial intelligence or advanced sensing capabilities, in highly competitive markets, including the home security and automation market, and to achieve market acceptance with acceptable margins;
•our ability to successfully execute and scale our do‑it‑yourself (“DIY”) offerings, including customer adoption, digital acquisition, and expansion into new distribution channels such as traditional retail and e-commerce channels;
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

•the impact of cyber attacks or related breaches with respect to information technology systems, cybersecurity, or data security involving us, our business partners, or other third parties whose systems are interconnected with ours, and any still undetected attacks or incidents;
•risks related to the development, deployment, and use of artificial intelligence (“AI”) in our products, services, and operations, including technological and legal uncertainties surrounding AI technologies;
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
•our ability to successfully integrate acquired businesses, including bulk acquisitions of customer accounts, technologies, and intellectual property, and to realize the anticipated benefits of such acquisitions in an efficient and cost-effective manner;
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
•our ability to maintain effective internal control over financial reporting (“ICFR”) and disclosure controls and procedures (“DCPs”), including our ability to remediate any potential material weakness in our ICFR, the timing of any such remediation, and anticipated changes to our ICFR resulting from ongoing system implementations, as well as the ability to maintain effective DCPs at a reasonable assurance level; and
•the expected shift in our transaction mix (including increased outright equipment sales) and the related effects to the timing and mix of revenue and costs.
Forward-looking statements and information involve risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such statements, including without limitation, the risks and uncertainties disclosed or referenced in Part I, Item 1A of this Annual Report under the heading “Risk Factors.” Therefore, caution should be taken not to place undue reliance on any such forward-looking statements. Much of the information in this report that looks toward future performance is based on various factors and important assumptions about future events that may or may not actually occur. As a result, our operations and financial results in the future could differ materially and substantially from those we have discussed in the forward-looking statements included in this Annual Report on Form 10-K. Any forward-looking statement made in this Annual Report on Form 10-K speaks only as of the date on which it is made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments, or otherwise unless required by law.

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
•The retirement of older technologies, development of new technologies incompatible with our existing offerings, and limitations on our customers’ options of telecommunications and broadband services and equipment could materially adversely affect our business, increase customer attrition, and require significant capital expenditures.
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
•Uncertainty in the development, deployment, and use of AI, including generative AI, in our products and services and across our operations could adversely affect our business, financial condition, results of operations, and reputation.
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
•ADT is a less diversified business following the Commercial Divestiture, the ADT Solar Exit, and the sale of our multifamily business, which may adversely affect ADT’s results of operations and financial condition.
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
•The loss of or changes to our senior management could disrupt our business.
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
Risks Related to Macroeconomic and Related Factors
•General economic conditions can affect our business, and we are susceptible to changes in the business economy, in the housing market, and in business and consumer discretionary income, which may inhibit our ability to grow our customer base and impact our financial condition, results of operations, and cash flows.
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
•Apollo Global Management, Inc. (“Apollo”) continues to have rights under the Amended and Restated Stockholders Agreement, dated December 14, 2018, (the “Stockholders Agreement”) between the Company, Prime Security Services TopCo Parent, L.P., and the Co-Investors (as defined therein), and its interests may conflict with our interests and the interests of other stockholders and could negatively impact our ability to enter into corporate transactions.
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
•Human Capital and Workplace Initiatives
•Available Information
COMPANY OVERVIEW
Our Business
ADT Inc., together with its wholly-owned subsidiaries (collectively, the “Company,” “we,” “our,” “us,” and “ADT”), is a leading provider of security, interactive, and smart home solutions serving residential and small business customers in the United States (“U.S.”).
Our mission is to empower people to protect and connect what matters most through innovative offerings, unrivaled safety, and a premium experience because we believe that everyone deserves to feel safe.
We are strategically evolving toward a platform-centric model focused on integrated home intelligence. Our efforts are increasingly centered on our proprietary ADT+ application, which is designed to serve as a foundational ecosystem for both professionally installed and self-installed solutions, integrating human expertise with ambient sensing capabilities.
We primarily conduct business under the ADT brand, which we believe is a key competitive advantage for us and a contributor to our success due to the importance customers place on reputation and trust when purchasing home security products and services. The strength of our brand, which first became associated with home security services in 1874, is based upon a long-standing record of delivering high-quality, reliable products and services; expertise in system sales, installation, and monitoring; and superior customer care, all driven by our industry-leading experience and knowledge.
As of December 31, 2025, we had approximately 6.1 million security monitoring service subscribers. We serve our customers through our nationwide sales and service offices (“SSOs”), monitoring and support centers, and large network of installation and service professionals.
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

As of December 31, 2025, our three largest shareholders were State Farm Fire & Casualty Company (”State Farm”), owning approximately 16%, Apollo Global Management, Inc. (“Apollo”), owning approximately 12%, and The Vanguard Group, owning approximately 8% of our outstanding Common Stock, inclusive of the Class B common stock, par value $0.01 per share (“Class B Common Stock”) (on an as-converted basis), owned exclusively by Google LLC (“Google”), and unvested shares of Common Stock.
KEY BUSINESS DEVELOPMENTS
Origin AI Acquisition
On February 20, 2026, ADT acquired Origin Wireless, Inc. (“Origin AI”), a provider of AI-enabled presence detection and ambient sensing technology (the “Origin AI Acquisition”). Origin AI’s technology uses artificial intelligence and radio frequency signals to detect and classify human presence and activity within the home without the use of cameras, audio, or wearable devices. This technology is expected to enhance our ability to deliver improved alarm verification, reduce false alarms, and support new intelligent security and smart home use cases over time.
The purchase price for the Origin AI Acquisition was $170 million in cash, subject to customary purchase price adjustments. Following the acquisition, Origin AI became an indirect wholly owned subsidiary of ADT.
We believe the acquisition of Origin AI supports our strategy to further differentiate our security and smart home offerings over time.
Google Update
On July 31, 2020, we entered into a Master Supply, Distribution, and Marketing Agreement with Google (as amended, the “Google Commercial Agreement”) with an initial term expiring on November 15, 2030. As part of our partnership with Google, each company agreed to contribute $150 million upon the achievement of certain milestones toward the joint marketing of devices and services; acquisition of customers; training of ADT employees for the sale, installation, customer service, and maintenance of the product and service offerings; and updates to technology for products included in such offerings. In August 2022, pursuant to an amendment to the Google Commercial Agreement, Google agreed to commit an additional $150 million (together with the initial amounts, the “Google Success Funds”) to fund growth, data and insights, product innovation, technology advancements, customer acquisition, and marketing, as mutually agreed by the Company and Google. The Google Commercial Agreement provided that each of the $150 million tranches of the Google Success Funds would be triggered in three equal tranches, respectively, subject to the attainment of certain milestones. From inception through December 31, 2025, the Company had incurred expenses of approximately $100 million related to the initiatives funded from the initial tranche of the Google Success Funds, and had received $90 million of reimbursement from the Google Success Funds with the remaining $10 million reimbursed during January 2026.
In January 2024, we again amended the Google Commercial Agreement to, among other things, remove exclusivity for DIY products and services, limit exclusivity for do-it-for-me (“DIFM”) products and services, and restructure the commitment from the Google Success Funds to pay a portion of the remaining amount due to ADT as a quarterly marketing reimbursement (with the balance to be used towards unlocking certain opportunities).
In September 2020, we issued and sold 54,744,525 shares of Class B Common Stock to Google in a private placement pursuant to a securities purchase agreement, dated July 31, 2020. In connection with that issuance of Class B Common Stock to Google, the Company and Google entered into an investor rights agreement (the “Google Investor Rights Agreement”), pursuant to which Google agreed to be bound by customary transfer restrictions and drag-along rights, and be afforded customary registration rights with respect to shares of Class B Common Stock held directly by Google. Under the terms of the Google Investor Rights Agreement, which was amended for the second time in December 2023, Google was prohibited, subject to certain exceptions, from transferring any shares of Class B Common Stock or any shares of Common Stock issuable upon conversion of the Class B Common Stock until June 2025. Refer to Note 10 “Equity” in the Notes to Consolidated Financial Statements.
Additionally, in December 2023, the Company and Google entered into an addendum to the Company’s existing agreement for using Google cloud services (the “Google Cloud Agreement Addendum”), pursuant to which Google has agreed to provide certain credits, discounts, and other incentives for use of the Google Cloud Platform to the Company, and the Company has committed to purchasing $200 million of Google Cloud Platform services over seven years (through December 2030) (the “Google Cloud Commitment”). Refer to Note 13 “Commitments and Contingencies” in the Notes to Consolidated Financial Statements.

State Farm Update
In October 2022, we entered into a development agreement with State Farm (the “State Farm Development Agreement”), pursuant to which State Farm committed up to $300 million to fund product and technology innovation, customer growth, and marketing initiatives. We initially received $100 million of such commitment from State Farm, which was restricted to use for investment, as agreed upon with State Farm, in accordance with the State Farm Development Agreement (the “Opportunity Fund”). The State Farm Development Agreement expired on October 13, 2025. On October 24, 2025, we repaid to State Farm substantially all of the balance of the Opportunity Fund held by us. State Farm has no obligation to fund the Opportunity Fund in the future. In addition, we ended our State Farm partnership programs in existing states in connection with the expiration of the State Farm Development Agreement.
Pursuant to an investor rights agreement with State Farm (the “State Farm Investor Rights Agreement”), dated as of October 13, 2022, State Farm agreed to be bound by customary transfer and standstill restrictions and drag-along rights, and be afforded customary registration rights with respect to shares of our Common Stock owned by State Farm. State Farm’s contractual lock-up period restricting the transfer of the shares of Common Stock owned by State Farm terminated on October 13, 2025.
Refer to Note 16 “Related Party Transactions” in the Notes to Consolidated Financial Statements.
SEGMENT AND GEOGRAPHIC INFORMATION
We evaluate and report our segment information based on the manner in which our Chief Executive Officer (“CEO”), who is our chief operating decision maker (“CODM”), evaluates performance and allocates resources. Our CODM manages the business on a consolidated basis, and as such, we report results in a single operating and reportable segment.
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
Our proprietary ADT+ app is a comprehensive interactive technology platform designed to provide customers with a seamless experience through a common application across security, life safety, automation, and analytics, and integrate the user experience, customer service experience, and back-end support. We began a phased rollout of our ADT+ app along with a new interactive and hardware lineup during the fourth quarter of 2023. During 2024 and 2025, we continued the phased rollout across the country. As part of our partnership with Google, we have also integrated certain Google devices into our offerings.
Our Trusted NeighborTM offering allows customers to verify a trusted individual and grant that individual secure, temporary access to their home through homeowner-authorized credentials, including assigned Yale lock PIN codes, biometric (fingerprint) authentication on supported devices, and the ADT+ application.
The vast majority of new residential customers choose our automation and smart home solutions, which provide customers the ability to remotely monitor and manage their spaces through our smart phone applications, customized web portal, or touchscreen panels in their homes.

Our automation and smart home solutions allow customers to:
•remotely arm and disarm their security systems;
•receive programmed event notifications from their security systems;
•record and view real-time video;
•program their systems to react to defined events;
•integrate their systems with various third-party connected devices such as cameras, lights, thermostats, appliances, and garage doors; and
•automate custom schedules for these connected devices.
We offer both professionally installed and DIY security and smart home solutions, and we are increasingly focused on expanding and enhancing our DIY offerings as part of our growth strategy. Our DIY solutions are designed to provide customers with flexible installation, monitoring, and pricing options and to reach customer segments that may not be served by traditional professionally installed offerings. We believe our DIY offerings represent a significant opportunity to drive subscriber growth, expand our addressable market, and support increased digital engagement over time, including through expanded distribution channels and partnerships.
Additionally, we believe that consumer demand is increasingly shifting toward solutions that provide continuous, intelligent awareness of activity within the home. Advances in artificial intelligence and ambient sensing are enabling new forms of detection and insight that can enhance security, reduce false alarms, and support adjacent use cases such as aging‑in‑place and wellness monitoring. We expect these trends to influence our product roadmap and investment priorities in future periods.
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
The standard contract terms are two, three, or five years, with automatic renewals for successive 30-day periods for residential security customers and annual periods for small business customers, unless canceled by either party. We may also offer month-to-month contracts depending on the circumstance.
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
Monitoring Centers
As of December 31, 2025, we operated six monitoring centers located throughout the U.S. that provide 24/7 year-round professional monitoring services to our customers, including our monitoring centers that also provide outsourced monitoring services for other security companies. Our monitoring centers are fully redundant, which means all monitoring operations can be transferred to another monitoring center in case of an event affecting the functionality of one of our centers such as weather-related incidents, natural disasters, or other interruptions in telephone or computer service. In addition, our monitoring centers are listed by Underwriters Laboratories (“UL”). Many jurisdictions have laws requiring that security systems for certain buildings be monitored by UL-listed centers, and in some instances, a UL listing is required by insurers of certain customers as a condition of insurance coverage. In addition, we are in compliance with UL work from home standards for the portion of our monitoring center professionals who work remotely.
Upon the occurrence of certain initiating events, our monitored security systems send event-specific signals to our monitoring personnel who then relay appropriate information, based on the customer’s contract and preferences, to first responders and the customer or others on the customer’s emergency contact list. We continue to focus on our alarm verification technologies and partner with industry associations and various first responder agencies to help prioritize response events, enhance response policies, and develop processes that allow us to send data to emergency response centers directly. Additionally, our System Monitoring and Response Technology (“SMART”) monitoring solution aims to result in faster and higher-quality alarm responses and is intended to reduce false alarms and customer care calls. Our SMART monitoring differentiates our offerings by delivering alarms to connected and participating 9-1-1 centers faster than traditional voice handling speeds. Additionally, our alarm scoring program, which offers a uniform and reliable approach for categorizing alarm severity levels, enhances the accuracy of assessing potential threats to life or property and gives first responders precise and crucial alarm data for improved emergency responses.
Field and Call Center Operations
Our field and call center operations comprise a nationwide network of SSOs, call centers, and support facilities. We staff our SSOs with qualified field solution advisors and installation and service technicians, and we utilize third-party subcontract labor when appropriate. We provide ongoing training to our field and call center employees, as well as our authorized dealers, and we continually measure and monitor customer satisfaction-oriented metrics across each customer touch point. Our objective is to provide a differentiated service experience by resolving customer issues remotely whenever possible and scheduling installation and service visits at times convenient for the customer.
Our innovative remote assistance program (the “Remote Assistance Program”) delivers a scalable, cost-efficient means of servicing our customers through live video streaming with our skilled technicians to troubleshoot and resolve service issues as well as remote programming and installation support for new DIY systems, add-ons, and resale reactivations. We are also exploring and implementing AI tools that are aimed to improve and automate certain processes for our call center agents and customers. Additionally, our ADT WiFi Fix app allows remote customer service agents to diagnose and address WiFi issues impacting customers’ ADT equipment or other devices. These offerings provide customers with more options for receiving services that best fit their lifestyles while reducing the cost for us to provide these services and lowering our carbon footprint through the reduction of truck rolls.
Our customer care agents provide support 24 hours a day on a year-round basis to ensure service requests are handled promptly and professionally. During 2025, we enhanced our technical support processes to resolve customer issues earlier in the interaction by equipping our inbound troubleshooting agents with additional capabilities, eliminating the need for customers to wait to receive a scheduled outbound call. To measure performance, we introduced a ‘remote resolution’ metric, which tracks issue resolution by both inbound and outbound agents. We are now able to generally resolve over 90% of customer technical issues remotely. We continue to offer customers additional choices in managing their services through customer-facing self-service tools via interactive voice response systems and the Internet. In addition, we use a network of external vendors, both domestic and outside of the U.S., to supplement our internal call center resources as needed.
In addition, we use AI virtual agents in our call centers to resolve certain customer issues before being transferred to a live agent. We expect that, over time, this initiative will enhance the efficiency and effectiveness of our call centers.
Our support facilities also provide administrative assistance to our local service offices and customer care centers, which includes scheduling and ordering, drop-shipping, and physically distributing system components for installations.
Sales and Distribution Channels
We utilize a complementary mix of direct and indirect sales and distribution channels:
•Direct Channel
Our direct channel customers are generated by direct response and other marketing efforts, general brand awareness, customer referrals, door-to-door activities, and lead generation partners, and are supported by our internal sales force located in our national sales call centers as well as our nationwide network of field SSOs. In many scenarios, we close the sale of a basic system over the phone and allow our field representatives to augment the system at the time of installation. In other cases, field solution advisors work directly with the customer to select an ideal system. Driven by consumer preferences, we also market to customers through retail and e-commerce channels, including our website, and we have been supplementing existing channels to meet consumers where they prefer to shop.
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

•Indirect Channel
Our indirect channel customers are generated mainly through our network of agreements with third-party independent dealers who sell and install equipment and ADT Authorized Dealer-branded monitoring, interactive, and other services to residential end users (the “ADT Authorized Dealer Program”). As opportunities arise, we have in the past and may in the future bulk purchase a set of customer accounts from other third-party security service providers.
As of December 31, 2025, our network consisted of approximately 140 authorized dealers operating across the U.S. Our authorized dealers are contractually obligated to offer exclusively to us all qualified monitored accounts they generate, but we are not obligated to accept these accounts. We pay our authorized dealers for the acquisition of any qualified monitored accounts (referred to as dealer generated customer accounts) we purchase from them. Dealer generated customer account contracts typically have an initial term of three years with automatic renewals for successive 30-day periods, unless canceled by either party. If a purchased account is canceled during the charge-back period, which is generally thirteen months, the dealer is required to refund our payment of the purchase price for the canceled account. In certain instances in which we reject an account, we generally still indirectly provide monitoring services for that account through a monitoring services agreement with the authorized dealer.
Authorized dealers are required to adhere to the same high-quality standards for sales and installation as our own SSOs, and we monitor each authorized dealer’s financial stability, business practices, and sales and installation methods.
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
We strive to optimize our marketing spend through a lead modeling process, whereby we dynamically allocate spend based on lead flow and measured marketing channel effectiveness. We market our offerings through national television, radio, and direct mail advertisements, as well as through Internet advertising, which includes national search engine marketing, email, online video, local search, and social media. We also have several affinity partnerships with organizations that promote our services to their customer bases, and we market through social media influencers and celebrity spokespersons representing the ADT brand. In addition, our other strategic partnerships and alliances include dealers, home builders, property management firms, homeowners’ associations, financial institutions, retailers, first responders, and software service providers.
We leverage AI across marketing and communications functions— from brand governance and AI-powered sales agents to AI-driven content creation and ad platform optimization— to enhance efficiency, personalization, and performance at scale.
OUR MARKET
The residential and small business security and automation market primarily consists of owners and renters of single-family homes or apartments and small business owners. The market is generally characterized by a large and homogeneous customer base with less complex system installations. Many residential and small business customers purchase monitored security and automation services as a result of moving to a new location; a perceived or actual increase in crime or life safety concerns; significant events such as the birth of a child or the opening of a new business; or incentives provided by insurance carriers that may offer lower insurance premium rates if a security system is installed or may require that a system be installed as a condition of coverage.
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
Our goal is to maximize customer lifetime value by (i) evaluating our pricing and product offerings in relation to our competition; (ii) managing costs and service strategies to provide enhanced value; (iii) upgrading existing customers to our interactive services, internet protocol (“IP”) video solutions, or other upgraded solutions where desirable; and (iv) achieving long customer tenure.

COMPETITION
Our approach to competition is to emphasize the quality and reputation of our offerings and industry-leading brand, our superior customer service, unique product and service offerings, our network of customer support and monitoring centers, commitment to consumer privacy, and knowledge of customer needs. Success in acquiring new customers depends on a variety of factors such as brand and reputation, market visibility, the ability to identify and sell to prospective customers, offering capabilities, and the quality and prices of our products and services. We are focused on extending our leadership position in the traditional residential and small business security and smart home markets. In addition, we continue to add new features and functionalities to further differentiate our offerings and support a pricing premium. We believe a combination of technology advancements along with a growing customer interest in lifestyle and business productivity solutions will support increasing market penetration.
Traditional residential and small business security markets in the U.S. remain highly competitive and fragmented, with several major companies; many smaller national, local, and regional companies; and an increasing number of new entrants, which is primarily the result of relatively low barriers to entry and the availability of other companies providing outsourced monitoring services. Technology trends and innovation provide new opportunities while also lowering the barriers to entry for automation, interactive, and smart home solutions. As a result, new business models and competitors have and may continue to emerge, including existing companies with large customer bases that may enter the security and automation markets or market similar products and services to our customers. Additionally, we may face additional competition in the DIY space as we work to grow our market share.
We believe our principal competitors are:
•Residential (Pro-installation): SimpliSafe Home Security Systems, Xfinity Home Security (a division of Comcast Corporation), Vivint Smart Home, Inc (a subsidiary of NRG), Brinks Home Security (operating brand of Monitronics International, Inc.)
•Residential (Self-installation): Ring Smart Security System by Amazon, SimpliSafe Home Security Systems, Roku Inc., Arlo Technologies, Inc., Wyze Home Monitoring
•Small Business: Vivint Smart Home, Inc (a subsidiary of NRG), Ring Smart Security System by Amazon, SimpliSafe Home Security Systems
We also compete with point solutions (products with one intended application) and home automation-only systems. In some cases, customers believe that these offerings replace the need for full-scale security systems. Further, third-party installation companies often partner with device providers to offer professional installation alternatives for these point solutions and other DIY systems.
We also face increasing competition from technology companies, telecommunications providers, and smart home platform providers that offer or are developing ambient sensing, presence detection, and related home awareness capabilities. Some of these offerings use wireless signals, network‑based technologies, or other sensing methods to detect activity within the home and may be bundled with broadband, connectivity, or smart home services. While these solutions may differ from our current or future offerings in functionality, integration, and use cases, they may nonetheless compete for customer attention, adoption, and engagement, and could impact demand for certain security and smart home services over time.
In addition, some self-monitored solutions do not require a monthly fee for home automation services, which allows for no-cost alternatives to the professionally monitored, fee-based solutions that we provide. Although self-monitored solutions do not replace the need for professionally monitored solutions, as more features and functionality are built into these self-monitored solutions, the demand for some customers to opt for more expensive, professionally monitored options could be reduced.
We continuously monitor developments in our competitive landscape and assess new market participants, offerings, technologies, and business models to evaluate potential impacts on our operations and strategic positioning.
We believe we are well positioned to compete with traditional and new competitors due to our focus on safety, security, and convenience; our differentiated technology offerings, including our ADT+ platform and Origin AI technologies; our nationwide team of sales consultants; our solid reputation for and expertise in providing reliable security and monitoring services through our in-house network of redundant monitoring centers; our reliable product solutions; our highly skilled installation and service organization; our strategic partnerships; and our commitment to delivering high-quality customer service.

RESOURCES MATERIAL TO OUR BUSINESS
Materials and Inventory
We purchase equipment and product components from a limited number of suppliers and distributors. To minimize the risk of a disruption from any single supplier, we utilize dual sourcing methods whenever possible. Inventory is held at supplier and distribution partner locations, as well as internal regional distribution centers, at levels we believe are sufficient to meet our current and anticipated needs. We also stock inventory of certain equipment and components at our field offices and in technicians’ vehicles. Third-party distributors generally keep a minimum stocking level of certain key items to have coverage for certain situations such as supply chain disruptions. In addition, we rely on various information technology and telecommunications service providers as part of the functionality and monitoring of our systems.
We continuously monitor global supply chain disruptions, and we do not currently anticipate any major interruptions in our supply chain in the near term, although we continue to monitor the ongoing global memory chip shortage.
Intellectual Property
Patents, trademarks, copyrights, and other proprietary rights are important to our business, and we continuously refine our intellectual property strategy to maintain and improve our competitive position. Where possible and appropriate, we seek to register or patent new intellectual property to protect our ongoing technological innovations and strengthen our brand, and we protect these rights by taking appropriate action against infringements or misappropriations of our intellectual property by others. We review third-party intellectual property rights to help avoid infringement and to identify strategic opportunities. We typically enter into confidentiality agreements to further protect our intellectual property. Patents extend for limited periods of time in the various countries where patent protection is obtained. Trademark rights may potentially extend for longer periods of time and are typically dependent upon the use of the trademarks.
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
In February 2026, ADT expanded its intellectual property portfolio through the Origin AI Acquisition. The Origin AI Acquisition added a significant portfolio of patents and patent applications primarily related to AI‑enabled presence detection, ambient sensing, and related analytics technologies to our intellectual property portfolio.
Certain trademarks associated with the ADT brand that we own within the U.S. and Canada are owned outside of the U.S. and Canada by Johnson Controls International PLC (“Johnson Controls”) (as successor to Tyco International Ltd., “Tyco”) pursuant to a trademark agreement entered into between the ADT Corporation and Tyco (the “Tyco Trademark Agreement”). In certain instances, such trademarks are licensed in certain territories outside the U.S. and Canada by Johnson Controls to certain third parties. Pursuant to the Tyco Trademark Agreement entered into between The ADT Corporation and Tyco in connection with the separation of The ADT Corporation from Tyco in 2012, we are generally prohibited from registering, attempting to register, or using the ADT brand outside the U.S. and its territories and Canada. As a result, if we choose to sell products or services or otherwise do business outside the U.S. and Canada, we do not have the right to use the ADT brand to promote our products and services.
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
In connection with the Commercial Divestiture, we agreed to a covenant not to assert a claim against the Commercial Business for infringement of the Company's patents as of the Commercial Divestiture for products and services that were used in the Commercial Business prior to the Commercial Divestiture, and have provided the Commercial Business with a paid-up, irrevocable, non-assignable (with limited exceptions) license to continue to use certain software and other Company intellectual property in the same manner.

SEASONALITY
Our residential security and home automation business has historically experienced a certain level of seasonality primarily as a result of fluctuations in the housing market. Since more household moves typically take place during the second and third calendar quarters of each year, our disconnect rate, new customer additions and installation volume, sales and installation revenue, and related cash subscriber acquisition costs are historically higher in these quarters than in the first and fourth calendar quarters. However, other factors such as the level of marketing expense, relevant promotional offers, and timing of third-party account purchases can impact these trends. Further, we may see increased servicing costs or reductions in revenue related to more alarm signals, customer service requests, and customer credits as a result of inclement weather-related incidents.
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
Licensing and Permitting
Most states in which we operate have employee and business licensing laws directed specifically toward sales, installation, and monitoring of security devices. Our business is also subject to requirements, codes, and standards imposed by local government jurisdictions and standards organizations. We maintain the relevant and necessary licenses related to the sale, installation, and monitoring of security systems and related services in the jurisdictions in which we operate.
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
Consumer Protection and Privacy
Our advertising and sales practices are regulated by the U.S. Federal Trade Commission (“FTC”) and state and consumer protection laws, which include restrictions on the manner in which we promote the sale of our products and services and require us to make certain disclosures regarding recurring charges and cancellation rights. Further, consumer protection laws require us to provide most of our new customers with rescission rights of 3-days or more for new contracts for the purchase of our products and services.
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
We provide some residential customers the option to pay up-front charges in installments and certain other customers the option of using third-party financing arrangements, all of which are subject to federal and state laws regulating consumer finance. These laws require certain mandatory consumer disclosures and, in some cases, limit our ability to impose certain fees and charges. In addition, some jurisdictions require us to register or obtain licenses in order to make installment contract or third-party financing options available to our customers. While these offerings are currently only for certain residential customers, we may in the future have similar offerings for our small business customers.

Labor and Employment
Our operations are subject to regulation under the U.S. Occupational Safety and Health Act (“OSHA”) and equivalent state laws. Failure to comply with applicable OSHA regulations or other federal, state, and local laws and regulations, even if no work-related serious injury or death occurs, may result in civil or criminal enforcement and substantial penalties, significant capital expenditures, or suspension, or limitation of operations.
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
We are, or may become, subject to various climate disclosure regimes regulating the disclosure of greenhouse gas emissions, climate-related risks and opportunities and related information, such as California’s Climate Corporate Data Accountability Act (also known as “SB 253”) and Climate Related Financial Risk Act (also known as “SB 261”). The interpretation, timing, requirements and enforcement of such climate disclosure regime remains uncertain, and compliance may require the investment of significant resources, increase our costs, disrupt our business operations and pose reputational and other risks.
For additional information, see Part I, Item 1A, “Risk Factors” – “If we fail to establish and achieve the objectives of our sustainability program, or if we fail to report on such sustainability matters, consistent with investor, customer, employee, or other stakeholder expectations, and in compliance with changing legal and regulatory requirements, we may not be viewed as an attractive investment, service provider, workplace, or business, which could have a negative effect on the Company.”
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
We have implemented AI solutions for various customer interactions to improve service quality and response times and continue to explore opportunities to improve customer interactions with the use of AI. We are also exploring how we can use AI in our product and service offerings to expand our capabilities and drive efficiencies.
HUMAN CAPITAL AND WORKPLACE INITIATIVES
Human Capital Management
As of December 31, 2025, we employed approximately 12,200 people, including approximately 1,600 direct field solution advisors; 3,100 installation and service technicians; 4,000 customer care professionals; and 700 phone sales representatives.
Approximately 7% of our employees are covered by collective bargaining agreements; and we believe our relations with our employees and labor unions have generally been positive.
Culture and Talent Strategy
We are committed to building a culture where every team member feels valued and empowered to collaborate, contribute to our shared success, and achieve their own career goals. Our guiding principles, represented by the acronym BLUE (Bold, Lead, Unite, and Elevate), encourage us to work together with purpose and passion.
Our ability to attract, retain, and develop a strong, dedicated, and diverse workforce is critical to our success. This depends on hiring and retaining top talent across the organization, particularly within senior management, technology, product development teams, and customer-facing roles. Employees receive frequent performance coaching and feedback to help them stay focused on key business priorities and growth opportunities.

Our compensation programs are designed to reward and differentiate high performance through merit pay, as well as annual and long-term incentive plans, subject to team member eligibility. We offer our employees competitive compensation, benefits, and health and wellness programs, as well as training, networking, development resources, coaching, and performance feedback. In addition, our long-term equity compensation plans are intended to align management interests with those of our stockholders and to encourage the creation of long-term value.
We gather feedback and sentiment throughout the employee experience. Our annual sentiment survey, which was completed by approximately three-fourths of employees, showed favorable improvements in 13 of 14 categories. Our annual leadership talent management review evaluates both performance and potential and includes succession planning for all Executive Leadership Team (“ELT”) positions.
Inclusivity and Belonging
We are committed to fostering a culture of inclusivity and belonging and to continuously enhancing the effectiveness of our practices in order to drive innovation and growth. We define diversity broadly to encompass a wide range of backgrounds, experiences, perspectives, abilities, values, and expertise, among others. We integrate diversity and inclusion into every stage of the talent lifecycle, from recruitment and hiring through learning, development, advancement, and retention, with the goal of attracting and supporting individuals with varied backgrounds and experiences. We value the diversity and experiences of our employees and are committed to fostering an inclusive environment that provides equal opportunities to all throughout our talent management processes.
Our Inclusive Diversity and Belonging Operating Team (the “IDB Team”) and its ten Business Employee Resource Groups (“BERGs”) are central to advancing our inclusivity initiatives. The IDB Team is a diverse group of business leaders from across the organization, including executive and senior management, dedicated to continuously improving our inclusivity practices and effectiveness. Our commitment to inclusion is embedded in our cultural markers, reinforcing our goal of creating a collaborative and supportive environment for all of our employees.
BERGs provide employees opportunities for collaboration through learning, networking, volunteer projects, and mentoring, and are central to the engagement, development, and retention of our employees. Our BERGs also participate in various business initiatives. Executives and officers across the Company actively support BERG programs by leveraging their time, networks, and resources. As part of the ADT Safe Places program, each BERG receives a modest budget to donate to nonprofit organizations aligned with its mission and corporate social responsibility goals.
Employee Well-being, Health, and Safety
We devote significant resources to employees’ wellness, health, and safety. Our annual ADT Balance program offers employees biometric screenings, fitness challenges, webinars, group coaching, and various self-guided resources. We support our employees’ health and productivity through discounts on medical plan contributions for completing an annual preventative exam and an online health assessment, as well as cash incentives on other well-being activities. We also support our employees through financial well-being programs with personalized guidance from professionals with tax preparation, identity protection, and mortgage referral programs.
Our Environmental, Health, and Safety (“EHS”) vision is to create a culture in which safe behaviors are practiced on every task, every day, aiming for zero incidents, promoting employee wellness, and reducing our environmental impact. To achieve this vision, we embed our core values—people, prevention, and accountability—into all aspects of our business. We prioritize compliance with all applicable EHS requirements and believe that all occupational injuries and illnesses, as well as environmental incidents, are generally preventable. For example, our fleet safety initiatives include installing and maintaining collision warning and auto-braking technologies on our vehicles, as well as the use of in‑vehicle camera systems designed to promote safe driving practices. Our EHS management system sets expectations for compliance, accountability, sustainability, and continuous improvement. It supports a safety-focused culture that enables our employees to minimize risk; understand and follow safety rules; and identify, avoid, and correct unsafe actions, behaviors, or situations.
Corporate Governance
We prioritize strong corporate governance as the foundation for financial integrity and superior performance. Our Board of Directors oversees our strategic direction and governance and approves the operating values reflected in our Code of Conduct (the “Code”).

We are committed to ensuring that all ADT employees uphold our core values of trust, collaboration, service, and innovation. This commitment is reflected in our Code, which defines our responsibilities to customers, investors, communities, and one another. The Code outlines employee expectations and helps foster a culture of integrity. We adhere to the governance requirements established by federal and state law, the SEC, and the NYSE; and we strive to establish appropriate risk management methods and control procedures to adequately manage and monitor major risks.
Additional information about our corporate responsibility priorities and approach and related reports are available on our website. The contents of our website and these reports are referenced for general information only and are not incorporated into this Annual Report.
Social Responsibility
ADT’s Corporate Social Responsibility (CSR) strategy is designed to align with our mission of helping protect and connect what matters most. Through our flagship program, ADT Safe Places, we focus on supporting high-impact, mission-aligned organizations that advance community safety and resilience. Our approach combines financial contributions, employee volunteerism, and in-kind donations of smart security systems to create measurable impact.
Environmental Impact
We are dedicated to reducing our environmental impact by fostering a culture of environmental stewardship and continuously working to reduce our carbon footprint. We also assess environmental risk on our operations as one aspect of our enterprise risk management review process and plan to continue to do so on an ongoing basis. We have implemented our ADT Environmental Absolutes framework, which represents our focus on complying with applicable environmental requirements, addressing proper disposal of waste streams, and promoting recycling of materials. We employ waste recycling and diversion programs and continue to monitor waste levels and reduce unnecessary trash hauls. We also continually explore methods to reduce greenhouse gases from our motor vehicle fleet, including through the purchase of newer vehicle models having greater fuel efficiency, the use of hybrid vehicles, and our Remote Assistance Program that reduces truck rolls. In addition, we have focused on efficiency improvements in lighting, air handling, and data operations as well as through the utilization of renewable energy while continuing to rationalize our real estate portfolio.
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
Use of Website to Provide Information
From time to time, we have used, and expect in the future to use, our website as a means of disclosing material information to the public in a broad, non-exclusionary manner, including for purposes of the SEC’s Regulation Fair Disclosure (“Reg FD”). Financial and other material information regarding the Company is routinely posted on our website and accessible at https://investor.adt.com. In order to receive notifications regarding new postings to our website, investors are encouraged to enroll on our website to receive automatic email alerts. None of the information on our website is incorporated into this Annual Report.

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
Our ability to develop, alone or with third parties, or to acquire new products and services that are technologically innovative requires the investment of significant resources and can affect our competitive position or financial condition. In addition, the dynamic nature of these changes requires that we simultaneously engage in significant technological development efforts across our operations, including platform development, sales, marketing, customer care, customer self-service, remote assistance, billing, and other substantive and administrative functions. Upgrading and implementing changes to any one of our systems presents challenges, including potential interruptions to system operations as changes are made, which could disrupt or reduce their efficiency in the short term and temporarily affect the quality or availability of the products and services offered to customers. Moreover, the age of our systems and architecture may present unique challenges that we have not previously encountered as we undertake these developmental efforts simultaneously across our operations. These system updates and development efforts divert resources from other potential investments in our businesses, and they may not lead to the development of new commercially successful technologies, products, or services on a timely basis.
From time to time, we enter into strategic partnerships with third parties to broaden and develop our offerings and marketing efforts. These strategic partnerships may require us to undertake significant commitments and make substantial expenditures and there can be no assurance that the expected benefits from these partnerships will be realized. For example, in July 2020, we entered into the Google Commercial Agreement, pursuant to which Google agreed to supply us with certain Google Devices and Services for sale to our customers. We have agreed until November 2030, with certain exceptions and subject to customary termination rights related to breach and change of control, to exclusively provide or sell those Google Devices and Services to our DIFM customers, although Google can sell the same or similar devices to our competitors who may more successfully commercialize products or services that compete with ours, thereby materially harming our business. Given this exclusivity arrangement with Google, if Google fails to perform or to provide Google Devices and Services that continually meet the demands of our DIFM customers, or fails to provide continued innovation, management, and investment in their relevant product businesses, or if we fail to provide or sell the Google Devices and Services that Google provides, or if we fail to develop products and services with Google that our customers find desirable, all in a timely manner, or if Google were to begin offering security products or services that compete with ours, our business, financial condition, results of operations, and cash flows could be materially, adversely impacted. Product introductions and the timing of such integration are focused on customer experience and are mutually agreed upon.
We launched our proprietary ADT-owned next-generation professional security and automation technology platform in 2023 as ADT+. Our ADT+ platform is intended to provide customers with a seamless experience across security, life safety, automation, and analytics through a common application that integrates the user experience, the customer service experience, and back-end support. Our systems, including the ADT+ platform, may contain defects, bugs, security vulnerabilities, performance degradation, or integration issues (including with third-party devices, operating systems, and cloud services) that could cause service interruptions, impaired functionality, or a negative customer experience, and we may not achieve a successful continued rollout of the ADT+ platform, and new platform features, in a timely manner, within budget, or in a manner that enables the commercialization of products and services that meet the continually evolving demands of our customers, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Additionally, our DIY offerings rely heavily on digital customer journeys and our ability to deliver a consistent and reliable end-to-end experience through our platforms, mobile applications, and distribution and fulfillment capabilities. Any delays, defects, outages, or implementation challenges across these systems could negatively affect customer adoption and retention. As we continue to commercialize products based upon our interactive platform, we have adjusted processes for reviewing and securing intellectual property rights. Nevertheless, we have been, and in the future may become, the target of additional lawsuits alleging that we have infringed the patents or technology of third parties. Regardless of the merits of these lawsuits and any steps we take to mitigate infringement risk, any allegations could cause us to incur significant costs to defend and resolve, and could harm our business and reputation, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Any new or enhanced products and services that we develop alone or pursuant to existing or new agreements with third parties may not satisfy customer preferences or our expectations, and potential product failures may cause customers to reject our products and services. As a result, these products and services may not achieve market acceptance, and our brand image could suffer. In addition, our competitors may introduce superior products or business strategies, impairing our brand and the desirability of our products and services, which may cause customers to defer or forego purchases of our products and services, or to decline to enter into new monthly installment contracts or to cancel or fail to renew existing contracts. If our competitors implement new technologies before we can implement them, those competitors may be able to provide more effective products than ours, possibly at lower prices, and experience higher adoption rates and popularity. Any delay or failure in the introduction of new or enhanced solutions could harm our business, financial condition, results of operations, and cash flows. In addition, the markets for our products and services may not develop or grow as we anticipate, and any changes in our go-to-market approach may not be seen as favorable by customers. The failure of our technology, products, or services to gain market acceptance, the potential for product defects, or the obsolescence of our products and services could significantly reduce our revenue, increase our operating costs, or otherwise materially adversely affect our business, financial condition, results of operations, and cash flows. Further, our ability to realize the anticipated benefits of certain technology initiatives may depend on the successful completion and integration of potential acquisitions, which are subject to uncertainty and risk.
On February 20, 2026, we acquired Origin AI, a provider of AI-enabled presence detection and ambient sensing technology. Origin AI’s technology uses artificial intelligence and radio frequency signals to detect and classify human presence and activity within the home without the use of cameras, audio, or wearable devices. This technology is expected to enhance our ability to deliver improved alarm verification, reduce false alarms, and support new intelligent security and smart home use cases over time. In connection with our acquisition of Origin AI, we face risks related to the integration, development, and commercialization of Origin AI’s technology. Origin AI’s AI‑enabled presence detection and ambient sensing technology is relatively new and may require additional development, testing, and integration with our existing platforms and offerings. We may experience challenges integrating Origin AI’s technology, personnel, and operations into our business, or may be unable to achieve the anticipated benefits of the acquisition within the expected timeframes or at all. In addition, the successful commercialization of Origin AI’s technology depends on customer adoption, evolving regulatory and industry standards applicable to artificial intelligence and wireless technologies, and our ability to effectively incorporate these capabilities into our products and services. Failure to successfully integrate or commercialize Origin AI’s technology could adversely affect our business, results of operations, and financial condition.
As we continue to develop our ADT+ platform and integrate our ambient sensing technologies, we face inherent risks associated with a “software-as-a-product” model. Unforeseen software bugs, technical glitches, or latency in our cloud infrastructure could disrupt primary security and life-safety functions. Such failures could lead to significant reputational harm, customer dissatisfaction, and potential liability if a system fails to perform as intended.
The home security and automation markets in which we sell our products and services are highly competitive, and many companies, including large technology companies and other service providers have significant resources and established customer bases, which may result in pressure on our profit margins and limit our ability to maintain or increase the market share of our products and services.
We experience significant competitive pressure in both the DIFM and DIY spaces. The monitored security industry is highly fragmented and subject to significant competition and pricing pressures. We experience significant competitive pricing pressures in the DIFM space on installation, monitoring, and service fees. Several competitors offer comparable or lower installation and monitoring fees, and others may charge significantly more for installation, but in many cases, less for monitoring. We also face competition in the DIY space from companies such as SimpliSafe, Wyze Home Monitoring, and Amazon Ring, which enable customers to self-monitor and control their environments without third-party involvement through the Internet, text messages, emails, or similar communications. Our strategic expansion into traditional retail and e-commerce (“e-tail”) channels to grow our DIY market share introduces significant execution and margin risks. Entry into these high-volume consumer channels requires us to compete directly with established global consumer electronics brands that may have greater scale or lower cost structures. This shift may result in lower unit margins compared to our traditional professional installation model. Some DIY providers may also offer professional monitoring with the purchase of their systems and equipment without a contractual commitment, or offer new Internet of Things (“IoT”) devices and services with automated features and capabilities, which may be appealing to customers and put us at a competitive disadvantage. In addition, certain

DIY providers have a significantly broader customer base and product offering than us, allowing them to cross-subsidize their offerings through their other product offerings and cross-sell interactive and security solutions that are competitive with our offerings to customers who are loyal to the competitor’s brand. Continuing expansion in customers’ options to choose systems that they can in part or fully install could increase our attrition rates over time and the risk of accelerated amortization of customer contracts resulting from a declining customer base.
In addition, cable, telecommunications, and large technology companies have expanded into the home automation and monitored security industry and are bundling their existing offerings with interactive and monitored security services, often at lower monthly monitoring rates. These companies: (i) may have existing access to and relationships with customers, as well as highly recognized brands, which may drive increased awareness of their security/automation offerings relative to ours; (ii) may have access to greater capital and resources than us; and (iii) may spend significantly more on technology development, advertising, marketing, and promotional resources, as well as the acquisition of other companies with home automation solution offerings, any of which could have a material adverse effect on our ability to drive awareness and demand for our products and services. We may also face competition for direct sales from our independent, third-party authorized dealers, who may offer installation in particular markets for considerably less than we do.
Additionally, one or more of our competitors either in the DIFM or DIY space could develop a significant technological advantage over us, allowing them to provide additional or better-quality service or lower prices, which could put us at a competitive disadvantage. Continued pricing pressure, technology developments or improvements, including the use of artificial intelligence, competitor brand loyalty, and continuing shifts in customer preferences toward self-monitoring and DIY could adversely impact our customer base, revenue, and/or pricing structure and have a material adverse effect on our business, financial condition, results of operations, and cash flows. Aggressive pricing strategies adopted by our competitors could cause us to lose market share, reduce our prices, and add significant pressure on our cost structure.
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
If these incentives are reduced or eliminated, new homeowners who otherwise might not feel the need for monitored security services would have to be acquired through our standard sales and marketing processes, which could be at a higher cost of acquisition, and existing customers may choose to disconnect or not renew their service contracts, which could increase our attrition rates. In addition, other insurance companies may offer rate reduction policies that favor our competitors’ customers or may otherwise modify their practices in detriment of our customers. In each case, our growth prospects and our business, financial condition, results of operations, and cash flows could be materially adversely affected.
The retirement of older technologies, development of new technologies incompatible with our existing offerings, and limitations on our customers’ options of telecommunications and broadband services and equipment could materially adversely affect our business, increase customer attrition, and require significant capital expenditures.
Certain elements of our operating model have historically relied on our customers’ continued selection and use of traditional copper wireline telecommunications service to transmit alarm signals to our monitoring centers. There is a growing trend for customers to switch to the exclusive use of cellular or IP-based technology in their homes and businesses, as telecommunication providers discontinue their copper wireline services in favor of IP-based technology. Some of our customers’ security systems rely on technology that is not operable with newer cellular or IP-based networks, and as such, will not transmit alarm signals on these networks. The discontinuation of copper landline services, older cellular technologies, and other services by telecommunications providers, as well as the switch by customers to the exclusive use of cellular or IP-based technology, may require system upgrades to alternative, and potentially more expensive, alarm systems to function and transmit alarm signals properly, which could increase our customer revenue attrition. Additionally, any telecommunications technology upgrades or implementations could also result in significant additional costs and divert management and other resource attention away from customer service and sales efforts for new customers. In the future, we may not be able to successfully implement new telecommunications technologies or adapt existing telecommunications technologies to changing market demands.
For example, between 2022 and 2023, major U.S. 3G cellular networks were retired, resulting in a loss of signal to legacy systems that relied on 3G communications. Of our customers impacted by these retirements, we transitioned, or provided our customers with the means to transition, all but a relatively small number of customer accounts. None of these remaining customers have responded to our multiple requests to upgrade their systems and therefore we could not transition them prior to the relevant transition dates. A failure to effectively transition these remaining customers away from retired networks will result in a loss of signal to the systems and certain services we provide, which may impact our ability to bill and collect for services provided. Implementation of additional service charges in connection with these transitions may cause customers to view such charges unfavorably, which could increase our customer attrition.
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
Furthermore, a majority of our existing subscriber base uses legacy systems, such as ADT Pulse or non-interactive legacy burglar alarm systems, and associated hardware that are nearing or have reached the end of their supported lifecycles. Our ability to continue supporting these systems is subject to significant risk, particularly where we depend on third-party providers for software or hardware support, system updates, and bug fixes. Should these third parties designate systems as “end-of-life” or otherwise cease support, we could be forced to assume substantial costs to maintain these systems independently or accelerate their retirement. Additionally, as legacy hardware becomes obsolete, it may become susceptible to unpatchable security vulnerabilities or suffer from a lack of available replacement parts. These legacy systems are also incompatible with our ADT+ platform and features, including our planned ambient intelligence development through our acquisition of Origin AI. Migrating these subscribers to the ADT+ platform would require significant capital investment or customer-funded hardware upgrades. These customers may be at higher risk of attrition as they become more susceptible to competitors offering additional features and newer hardware at lower entry prices. If we are unable to adapt in a timely and cost-effective manner to technological obsolescence and changing technologies or customer preferences, our business, financial condition, results of operations, and cash flows could be materially adversely affected.
In addition, we use broadband Internet access service to support our product offerings, such as video monitoring and surveillance, and as a communications option for alarm monitoring and other services. Broadband connectivity is also a current requirement for our proprietary Wi-Fi sensing and ambient intelligence capabilities acquired through Origin AI. While these features are not yet commercially deployed to our ADT+ platform, our ability to successfully enable and maintain future ambient sensing functionalities, including human presence detection and activity classification, may depend on the continued availability of high-speed, reliable broadband service. Video monitoring and surveillance services, and Wi-Fi sensing, use and require significant bandwidth. As use rates and penetration of these services increase, the need for increased network capacity may necessitate additional steps or costs (such as upgrading broadband equipment or service tiers) for our customers, or additional capital or operational expenditures for us, to enable a seamless experience for our customers and avoid service disruptions. Further, if our customers continue to transition from traditional broadband Internet access services to fixed mobile Internet access services, they may encounter data limits which could negatively impact their use of video monitoring and surveillance, or future Wi-Fi sensing services, any of which could materially adversely impact our business, financial condition, results of operations, and cash flows.
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
Our business depends on our reputation and ability to maintain good relationships with our customers, dealers, suppliers, and local regulators, among others. Our reputation may be harmed either through product defects, such as the failure of one or more of our customers’ alarm systems, or shortfalls in customer service. Customers generally judge our performance through their interactions with staff at our monitoring and customer care centers, dealers, and field installation and service technicians, as well as their day-to-day interactions with our products and mobile applications. These interactions may also generate reviews and social media posts, including negative ones, that draw additional attention to our customer service. Any failure to meet customers’ expectations in such customer service areas could harm our reputation or customer relationships and cause an increase in attrition rates or make it difficult to obtain new customers or otherwise have a material adverse effect on our business, financial condition, results of operations, and cash flows.
In addition, we have attempted to control the operating costs of certain of our customer care operations using lower cost labor in certain foreign countries that may be subject to relatively higher degrees of political and social instability and may lack the infrastructure to withstand political unrest or natural disasters. The occurrence of natural disasters, pandemics, political or economic instability, or other activities in such countries has resulted in and, in the future could result in, the sudden and continued closure of operations that in turn have caused and, in the future could cause, disruptions in our operations and a failure to maintain our existing level and quality of customer care. The practice of utilizing labor based in foreign countries has come under increased scrutiny in the United States. Governmental authorities could seek to limit or penalize our operations, and our customers may not value the services provided by such operations. In addition, we are subject to applicable anti-corruption laws and regulations, such as The Foreign Corrupt Practices Act, that prohibit certain types of payments and which could expose us to significant penalties, fines, settlements, costs and consent orders that may curtail or restrict our business. Any such outcome could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Unauthorized use of our brand names by third parties, and the expenses incurred in developing and preserving the value of our brand names, may materially adversely affect our business.
Our brand names are critical to our success. Unauthorized use of our brand names by third parties may materially adversely affect our business and reputation, including the perceived quality and reliability of our products and services, as well as brand loyalty. We rely on trademark law, company brand name protection policies, and agreements with our employees, customers, business partners, and others to protect the value of our brand names. Despite our precautions, we cannot provide assurance that those procedures are sufficient to protect against unauthorized third-party use of our brand names. Various third parties have used, and may continue to use, our brand names to engage in fraudulent activities, including unauthorized telemarketing conducted in our names to induce our existing customers to switch to competing monitoring service providers, lead generation activities for competitors, and obtaining personally identifiable or personal financial information. Third parties sometimes use our names and trademarks, or other confusingly similar variations thereof, in other unauthorized contexts that may impact our brands. We may not be successful in detecting, investigating, preventing, or prosecuting all unauthorized third-party use of our brand names. Future litigation with respect to such unauthorized use could also result in substantial costs and diversion of our resources. These factors could materially adversely affect our reputation, business, financial condition, results of operations, and cash flows.
Third parties hold rights to certain of our key brand names, which could prevent us from being able to adequately protect our brands or expand into other markets.
Our success depends in part on our continued ability to use trademarks to capitalize on our brands’ name recognition and to further develop our brands in the U.S., as well as in other international markets should we choose to expand and grow our business outside of the U.S. in the future. Not all the trademarks that are used by our brands have been registered in all of the countries in which we may do business in the future, and some trademarks may never be registered in any or all of these countries. Rights in trademarks are generally territorial in nature and are obtained on a country-by-country basis by the first person to obtain protection through use or registration in that country in connection with specified products and services. Some countries’ laws do not protect unregistered trademarks at all or make them more difficult to enforce; and third parties may have filed for “ADT” or marks similar to our blue octagon logo in countries where we have not registered these brands as trademarks. Accordingly, we may not be able to adequately protect our brands everywhere in the world and use of such brands may result in liability for trademark infringement, trademark dilution, or unfair competition.

For example, certain trademarks associated with the ADT brand, including “ADT” and the blue octagon, are owned in all territories outside of the U.S. and Canada by Johnson Controls, which acquired and merged with and into Tyco. In certain instances, such trademarks are licensed in certain territories outside the U.S. and Canada by Johnson Controls to third parties. Pursuant to a trademark agreement entered into between The ADT Corporation and Tyco (the “Tyco Trademark Agreement”) in connection with the separation of The ADT Corporation from Tyco in 2012, which endures in perpetuity, we are prohibited from ever registering, attempting to register or using such trademarks outside the U.S. (including Puerto Rico and the U.S. Virgin Islands) and Canada, and we may not challenge Tyco’s rights in such trademarks outside the U.S. and Canada. Additionally, under the Tyco Trademark Agreement, we and Tyco each have the right to propose new secondary source indicators (e.g., “Pulse”) to become designated source indicators of such party. To qualify as a designated source indicator, certain specified criteria must be met, including that the indicator has not been used as a material indicator by the non-proposing party or its affiliates over the previous seven years. If we are unable to object to Tyco’s proposal for a new designated source indicator by successfully asserting that the new indicator did not meet the requisite criteria, we would subsequently be precluded from using, registering, or attempting to register such indicator in any jurisdiction, including the U.S. and Canada, whether alone or in connection with an ADT brand. Any dilution, infringement, or customer confusion with respect to our brand or use of trade names, or the inability to use such names as we expand our existing and create new strategic relationships, could materially adversely affect our reputation, business, financial condition, results of operations, and cash flows.
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
In addition, in October 2023, we completed the sale of our Commercial Business, and among other things, entered into a covenant agreement not to assert a claim against GTCR for infringement of the Company's patents as of the Commercial Divestiture for products and services that were used in the Commercial Business prior to the Commercial Divestiture, and provided GTCR with a paid-up, irrevocable, non-assignable (with limited exceptions) license to continue to use certain software and other Company intellectual property in the same manner.
Any violation by TELUS or GTCR of our agreements with them, or their misuse of our intellectual property or behavior by TELUS or GTCR in a manner that reflects poorly on us because of their use of our intellectual property could damage our brand and reputation and have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Risks Related to Our Operations
We rely on a significant number of our customers remaining with us as customers for long periods of time, and if our attrition rates rise significantly, our profitability, business, financial condition, results of operations, and cash flows could be materially adversely affected.
New customers require an upfront investment, and we generally achieve revenue break-even in less than two and a half years. Accordingly, our long-term profitability is dependent on long customer tenure. This requires that we minimize our rate of customer disconnects, or attrition, which can increase as a result of factors such as customer relocations, problems with our product or service quality, customer service challenges, increased interoperability of smart home devices now or in the future, customer non-payment, unfavorable general economic conditions, and the preference for lower pricing of competitors’ products and services over ours. If attrition rates were to rise significantly, we may be required to accelerate the depreciation and amortization expense for, or to impair, certain of our assets, including with respect to subscriber and customer relationships, which would cause a material adverse effect on our financial condition and results of operations. In addition, if we fail to keep our customers for a sufficient period of time, or our attrition rates increase, our profitability, business, financial condition, results of operations, and cash flows could be materially adversely affected.
Delays, costs, and disruptions that result from upgrading, integrating, and maintaining the security of our information and technology networks and systems could materially adversely affect us.
We are dependent on the capacity, reliability, and security of information technology networks and systems, including Internet and Internet-based or “cloud” computing services and the relevant personnel who operate those systems, to collect, process, transmit, and store electronic information. We have completed a significant number of acquisitions of companies that operate different technology platforms and systems. We routinely implement modifications and upgrades to our existing information technology systems to keep up with changing technology and business demands. Aiming to provide a seamless customer experience, we are also integrating systems from our various bulk account acquisitions, making changes to legacy systems, replacing legacy systems with successor systems with new functionality, and implementing new systems.
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
As we increase our reliance on cloud infrastructure, our products and services will become increasingly reliant on continued access to, and the continued stability, reliability, and flexibility of third-party cloud services. We have limited control over third-party cloud operations and facilities that currently host our technology infrastructure and will likely have limited control over those that we may use in the future. Any changes in third-party service levels or any disruptions or delays from errors, defects, cyber attacks, security breaches, computer viruses, DDoS attacks, bad acts, performance problems, or other disruptions resulting from our increased reliance on cloud infrastructure could harm our reputation, damage our small business customers’ businesses, and harm our business. Our third-party cloud providers are also vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, war, public health crises, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events. Our transition and migration to the cloud may increase our risk of liability and cause us to incur significant technical, legal or other costs, and we may have limited remedies against third-party providers in connection with such liabilities.
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
Despite our security measures, we and third parties whose systems are interconnected with ours have been the target of and/or subject to a number of these methods of cyber attacks, and we will likely continue to be the target of and/or subject to such attacks in the future. These cyber attacks have previously resulted, and may in the future result, in certain impacts to us or interconnected third-parties, including disrupted operations, system instability, theft of our confidential or proprietary or other information, increased cybersecurity protection, consulting and legal costs, litigation, and reputational damage. These cyber attacks have previously exposed, and may in the future expose, us to an increased risk of future cyber attacks and threats, including through an increase in more sophisticated and targeted cyber attacks from various methods, including phishing, malware, and ransomware, among other methods. In addition, cyber attacks could result in misstated or misappropriated financial data or impair our ability to effectively manage our financial reporting process. We may be subject to regulatory scrutiny or exposed to litigation or other claims by affected persons including our customers, employees, and business partners. While we maintain insurance coverage that is intended to address certain aspects of data security risks, such insurance coverage may not be sufficient to cover all losses or all types of claims that have arisen or may arise, and in the future may not be available at reasonable costs or at all.
In addition, following the Commercial Divestiture, certain of our information systems and our information security protocols remained interdependent on those of our divested Commercial Business, including dependence for a transitional period on its information systems for billing and alarm monitoring for a small portion of our clients’ accounts, which exposed us to increased risks related to cyber attacks. Moreover, certain employees of our former Commercial Business have had and will have access to our financial and other internal systems for a period of time which has exposed and will continue to expose us to increased risks related to information theft and unauthorized system access. For more information on the continuing services relationship between ADT and our former Commercial Business, see “ADT is a less diversified business following the Commercial Divestiture, the ADT Solar Exit, and the sale of our multifamily business, which may adversely affect ADT’s results of operations and financial condition.”
This interconnection with our former Commercial Business has in the past exposed us to increased risks related to cyber attacks. Cyber attacks and threats at our former Commercial Business have in the past led, and may in the future lead, to cyber attacks and threats to our systems and assets. Any measures we have taken or may take in the future to protect against cyber attacks and threats, including those at our former Commercial Business, or against employees, including employees of our former Commercial Business, who may wrongfully or negligently use or access such technology, intellectual property, or information, or negligently or wrongfully disclose such technology and intellectual, confidential, proprietary, or any other information to third parties, including our competitors, may prove insufficient and cannot provide absolute protection against such attacks and threats.
Our business also requires us to share confidential information with suppliers and other third parties. Third parties, including our partners and vendors, could also be a source of cybersecurity risk to us, or cause disruptions to our normal operations, in the event of a failure of their own products, components, networks, security systems, and infrastructure. In addition, some of the products we sell and provide services for are categorized as IoT and may become targets for cybercriminals and other actors, including for actors attempting to gain unauthorized access. The significant number of our employees working from home further exposes us to security risks. Although we take steps to secure confidential, proprietary, or other information that is provided to or accessible by third parties working on our behalf, we cannot be certain that advances in criminal capabilities (including the use of artificial intelligence), new discoveries in the field of cryptography, or other developments will not compromise or breach the technology protecting the networks that access our products and services or third-party networks or systems that host or store our data.

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
Uncertainty in the development, deployment, and use of AI, including generative AI, in our products and services and across our operations could adversely affect our business, financial condition, results of operations, and reputation.
We increasingly use AI‑enabled tools and systems to support customer interactions, product functionality, monitoring capabilities, and internal operations, and to drive efficiencies within our workforce. AI technologies are complex and rapidly evolving, and their use may involve risks relating to, among other things, accuracy, reliability, bias, cybersecurity vulnerabilities, data privacy, intellectual property, and regulatory compliance. AI systems may produce unintended or incorrect outputs, fail to perform as expected, or be misused by employees, customers, or third parties. In addition, any latency, disruption, or failure in our AI systems or data infrastructure could result in data loss, delays, or errors in our offerings or operational activities. Developing, testing, and deploying resource-intensive AI solutions may require significant investment and could increase our costs. We can provide no assurance that our development or use of, or our investments in, AI-enabled or AI-integrated systems and tools will enhance these systems and tools or be beneficial to our business.
In addition, evolving legal and regulatory frameworks governing AI, as well as heightened public and investor scrutiny of AI use, may require us to modify our practices, incur additional compliance costs, or limit certain applications of AI. Any failure or perceived failure to responsibly develop, deploy, or govern AI‑enabled solutions could result in, among other things, legal liability, regulatory action, reputational harm, or reduced customer trust, any of which could materially adversely affect our business.
There also may be real or perceived social harm, unfairness, or other impacts to human rights, privacy, employment, or other social issues or outcomes that undermine public confidence in the use and deployment of AI. In addition, competitors may more effectively use AI to better serve customers, develop new or enhanced products or services, or improve internal processes, or third parties may otherwise deploy AI solutions in a manner that reduces customer demand for our products and services. Use of AI by our employees could also cause loss or theft of intellectual property, as well as subject us to risks related to intellectual property infringement or misappropriation, data privacy and cybersecurity. Any of the foregoing may result in decreased demand for our products or material harm to our business, results of operations, brand, or reputation.
The legal and regulatory landscape surrounding AI is rapidly evolving and uncertain including in the areas of intellectual property, cybersecurity, privacy, and data protection. For example, there is uncertainty around the validity and enforceability of intellectual property rights related to our use or development of AI tools. Compliance with new or changing laws, regulations or industry standards related to AI may impose significant operational costs and may limit our ability to apply AI technologies in certain use cases. Failure to appropriately respond to this evolving landscape may result in legal liability, regulatory scrutiny or action, or brand and reputational harm.

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
Certain key suppliers may experience difficulties in obtaining necessary components, which may impact our ability to meet customer demands and complete critical initiatives. For instance, we are currently monitoring and responding to the global memory chip shortage, which may increase our equipment costs and could lead to future fulfillment delays or the requirement to re-engineer hardware components on short notice to accommodate available alternative parts. In addition, our suppliers are susceptible to disruptions from fire, natural disasters, weather-related incidents, and the effects of climate change (such as sea level rise, drought, flooding, wildfires, and increased storm severity), as well as health epidemics and pandemics, transmission interruptions, extended power outages, human or other error, information systems and network-related events, such as technology failures, malicious acts, including cyber attacks, terrorism, war, sabotage, and government actions, or other concerns impacting their local workforce or operations, all of which are beyond our and their control. While we actively monitor supplier operations, require compliance with business continuity and disaster recovery plans, maintain alternative sourcing options where feasible, carry a surplus of finished goods in inventory, exercise limited control over our raw material suppliers through demand forecasting and supply planning processes, and have contract terms that require transparency in sourcing, quality assurance commitments, and escalation protocols, there is no assurance that these practices will be effective and supplier disruptions, including any financial or other difficulties our providers may face, may have a material adverse effect on our business.
We are also subject to supply chain disruptions if we learn that any of our suppliers are in violation of legislation which bans the import of goods based on their method of production, such as using forced labor or otherwise. This may also result in negative publicity regarding our production methods, and the alleged unethical or illegal practices of any of our suppliers could adversely affect our reputation. Our efforts to minimize the risk of a disruption from a single supplier may not always be effective, and we have experienced some disruptions in our supply chain during recent years, and could experience such disruptions in the future. Any continued or significant interruption in supply could cause significant delays in installations and repairs and the loss of current and potential customers. Although some specific shortages may be resolved, they may recur. From time to time, we may also experience product recalls and other unplanned product repairs or replacements with customers. We have occasionally experienced such product service events. There can be no assurance that any such future product service events will not be more extensive or more costly, material to us, and/or require the outlay of cash while we pursue cost recovery from manufacturers and suppliers, and there can be no assurance that we will be successful in pursuing recoveries from those third parties. Although our supplier agreements often include indemnification provisions, such indemnification may be limited in scope or amount, subject to exclusions or conditions, disputed by the supplier, or otherwise unavailable, including due to supplier financial distress or insolvency. If a previously installed component were found to be defective, we might not be able to recover the costs associated with its repair or replacement across our installed customer base, and these costs, or the diversion of technical personnel to address the defect could materially adversely affect our business, financial condition, results of operations, and cash flows. Such incidents may also harm our reputation and may result in litigation or other claims from customers. In the event of a product recall or litigation against our suppliers or us, we could experience a material adverse effect on our business, financial condition, results of operations, and cash flows.
We also rely on third-party software for key automation features in certain of our offerings and on the interoperation of that software with our own, such as our mobile applications and related platforms. In the event a third-party provider experiences any disruption in their IT systems, we could experience service disruptions. We could also experience service disruptions if customer usage patterns for such integrated or combined offerings exceed, or are otherwise outside of, system design parameters and we or our third-party provider is unable to make corrections. Such disruptions in the provision of services could result in our inability to meet customer demand, damage our reputation and customer relationships, and materially and adversely affect our business. We also rely on certain software technology that we license from third parties and use in our products and services to perform key functions and provide critical functionality. For example, we license the software platform for our monitoring operations from third parties. Because a number of our products and services incorporate technology developed and maintained by third parties, we are, to a certain extent, dependent upon such third parties’ ability to update, maintain, or enhance their current products and services; to ensure that their products are free of defects, security vulnerabilities, and compromise; to develop new products and services on a timely and cost-effective basis; and to respond to emerging industry standards, customer preferences, and other technological changes. In addition, certain of our current and future offerings incorporate advanced analytics, artificial intelligence, and sensing‑based technologies, which may increase our dependence on third‑party software, data, and infrastructure and heighten the risk that defects, performance limitations, security vulnerabilities, or regulatory constraints affecting such technologies could disrupt services or impair customer experience.

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
Furthermore, certain components of our security and smart home offerings, including certain sensors and connected devices, rely on wireless communication protocols and radio-frequency spectrum set aside by the FCC for unlicenced use (including protocols such as Z-Wave and other sub‑1 GHz technologies that operate in unlicensed bands). This lower 900MHz band of spectrum is shared with many other devices and is subject to interference, congestion, and changes in technical rules or usage rights. Regulatory proceedings could alter spectrum allocations, power limits, or other operating conditions in ways that increase the risk of harmful interference to low-power devices. If wireless interference, spectrum reconfiguration, or related regulatory changes reduce signal reliability or device performance, customers may experience degraded functionality, missed or delayed signals, or service interruptions. Any such issues could require us to redesign or re-certify products, modify device firmware or network configurations, accelerate replacement of installed equipment, increase service and support costs, and/or incur material capital expenditures. These events could also increase customer dissatisfaction and attrition, expose us to contractual disputes, or litigation, which could materially adversely affect our business, financial condition, results of operations, and cash flows.
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
A disruption in our ability to provide security monitoring services or otherwise provide ongoing customer care to our customers could have a material adverse effect on our business. A disruption could occur for many reasons, including fire, natural disasters, including hurricanes, weather-related incidents, and the effects of climate change (such as sea level rise, drought, flooding, wildfires, and increased storm severity), health epidemics or pandemics, transmission interruption, extended power outages, human or other error, information systems and network-related events, such as technology failures, malicious acts, including cyber attacks, provider preferences regarding the signals that get transmitted, government actions, war, terrorism, sabotage, or other conflicts, or as a result of disruptions to internal and external networks or third party transmission lines. Monitoring and customer care also have in the past been and could in the future be disrupted by information systems and network-related events, such as technology failures, or cyber attacks, such as computer hacking, computer viruses, phishing, malware, ransomware, worms, or other malicious software, distributed denial of service attacks, malicious social engineering, or other destructive or disruptive activities that could also cause damage to our properties, equipment, and data, as well as our efforts to respond to, contain, and remediate such events, attacks, and activities. A failure of our redundant back-up procedures or a disruption affecting multiple monitoring facilities or work from home environments could disrupt our ability to provide security monitoring or customer care services to our customers. As a result of such disruptions, we may experience customer dissatisfaction and potential loss of confidence, and liabilities to customers or other third parties, each of which could harm our reputation and impact future revenues. We could also be subject to claims or litigation with respect to losses caused by such disruptions. Our insurance may not be sufficient to fully cover our losses or may not cover a particular event at all. Any such disruptions or outcomes could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
We rely on monitoring centers and customer care centers as an integral part of our ongoing business operations and we have deployed hybrid and remote working options. The closure of any site or any widespread absence of the employees remaining in any such site could result in a material disruption to our business. Because many employees who staff these operations currently conduct their jobs from home, we are dependent on third-party communications networks and home-based infrastructure that we do not control. Disruptions or outages in these networks, or insufficient backup capabilities could impair our operations, and adversely affect our business, financial condition, and results of operations. In addition, this work from home environment results in more home access points that are susceptible to cyber attacks, such as computer hacking, computer viruses, phishing, malware, ransomware, worms or other malicious software or malicious activities. In addition, our monitoring centers are listed by UL and must meet certain requirements to maintain that listing. UL has adopted a temporary standard that enables our operators to work from home while remaining within the listing requirements and we must ensure that each such home environment continues to meet all such requirements as well as the UL permanent requirements. Our employees who work from home may also experience a decrease in the quality of job performance, whether immediate or over time. Any such impact with respect to our employees who are working from home could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Our independent, third-party authorized dealers may not be able to mitigate certain risks such as information technology and data security breaches, product liability, errors and omissions, and compliance with applicable laws and regulations, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We generate a portion of our new customers through our authorized dealer network. We rely on independent, third-party authorized dealers to implement mitigation plans for certain risks they may experience, including, information systems and network-related events, such as technology failures, cyber attacks, product liability, errors and omissions, and compliance with applicable laws and regulations. In addition, our dealers rely on other third parties to submit orders and transmit data and may themselves be subject to many of these same risks. If our authorized dealers or the third parties on whom they rely experience any of these risks, or fail to implement mitigation plans for their risks, or if such implemented mitigation plans are inadequate or fail, we may be susceptible to business, legal, or reputational risks associated with our authorized dealers on which we rely to generate customers. Any interruption or permanent disruption in the generation of customer accounts or services provided by our authorized dealers could materially adversely affect our business, financial condition, results of operations, and cash flows.
We may pursue business opportunities that diverge from our current business model, or invest in new businesses, services, and technologies outside the traditional security, interactive and smart home services markets, any of which may fail to meet our expectations and materially adversely affect our business results or financial condition.
We have and will continue to pursue and invest in new business opportunities that may diverge from our current business model and practices, including expanding our products or service offerings, investing in new and unproven technologies, adding customer acquisition channels, and forming new alliances with companies to market our services. We can provide no assurance that any such business opportunities or investments will perform as expected. Among other negative effects, our pursuit of such business opportunities could cause our cost of investment in new customers to grow at a faster rate than our recurring revenue and fees collected at the time of installation. In addition, any new business partner may not agree to the terms and conditions or limitations on liability that we typically impose upon third parties. Acquisitions in recent years have also significantly expanded our risk profile. For example, in September 2022, we announced a strategic relationship with State Farm and our intention to develop products and services to satisfy certain needs of State Farm’s property and casualty customers which represented a significant entry point into the insurance industry. Additionally, any new alliances or customer acquisition channels could require large investments of capital to develop such business, or have higher cost structures than our current arrangements, which could reduce operating margins and require more working capital. If working capital requirements exceed operating cash flow, we could be required to draw on our revolving credit facility, or pursue other external financing, which may not be readily available. We may also experience capital loss on some or all our investments, insufficient revenue from such investments to offset new liabilities assumed and expenses associated with these new investments, distraction of management from current operations, and issues not identified during pre-investment planning and due diligence that could cause us to fail to realize the anticipated benefits of such investments and incur unanticipated liabilities. In such cases, we may decide to revise our strategic plans and adjust our operating footprint to optimize our operations, or exit certain businesses or product lines entirely. For example, in 2024, we decided to exit the Solar Business and in October 2025 the State Farm Development Agreement expired, and we ended our State Farm partnership programs in existing states. Any of these factors could materially adversely affect our business, financial condition, results of operations, and cash flows.
ADT is a less diversified business following the Commercial Divestiture, the ADT Solar Exit, and the sale of our multifamily business, which may adversely affect ADT’s results of operations and financial condition.
Prior to the Commercial Divestiture, ADT had three business segments, CSB, Commercial, and Solar. The Commercial Divestiture and ADT Solar Exit resulted in ADT being a smaller, less diversified company more focused on consumers, potentially making ADT more vulnerable to changing market, regulatory, and economic conditions following the Commercial Divestiture and the ADT Solar Exit, particularly those affecting consumers and small businesses. Additionally, on October 1, 2025, we completed the sale of our multifamily business (the “Multifamily Divestiture”). Collectively, these actions leave us entirely dependent on our consumer and small business markets, and any trends or uncertainties affecting such markets will directly affect ADT’s results of operations and financial condition in the future. Macroeconomic headwinds or changes in consumer preferences could have a greater impact on our business following the Commercial Divestiture, the ADT Solar Exit, and the Multifamily Divestiture which could have a material adverse effect on our business, financial condition, and results of operations, and we may not achieve some or all of the strategic and financial benefits that we expect to achieve from the Commercial Divestiture, the ADT Solar Exit, or the Multifamily Divestiture.
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
In addition, we are subject to reputational risks that may arise from the actions of our dealers and their employees, independent contractors, and other agents that are wholly or partially beyond our control, such as violations of our marketing policies and procedures as well as any failure to comply with applicable laws and regulations. If our dealers engage in practices that are not in compliance with all applicable laws and regulations, we may be deemed in breach of such laws and regulations, which may result in regulatory proceedings and potential penalties that could materially adversely impact our business, financial condition, results of operations, and cash flows. In addition, unauthorized activities in connection with sales efforts by employees, independent contractors, and other agents of our dealers, including calling consumers in violation of the Telephone Consumer Protection Act, predatory door-to-door sales tactics, and fraudulent misrepresentations, could subject us to governmental investigations and class action lawsuits for, among others, false advertising and deceptive trade practice damage claims. Such defense efforts are costly and time-consuming, and there can be no assurance that such defense efforts will be successful, all of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
The purchase price we pay for customer accounts is affected by the recurring revenue historically generated by such accounts, as well as several other factors, including the level of competition, our prior experience with accounts purchased in bulk from specific sellers, the geographic location of the accounts, the number of accounts purchased, the customers’ credit scores, and the type of security or automation equipment or platform used by the customers. In purchasing accounts, we have relied on management’s knowledge of the industry, due diligence procedures, and representations and warranties of bulk account sellers. We can provide no assurance that in all instances the representations and warranties made by bulk account sellers are true and complete or, if the representations and warranties are inaccurate, that we will be able to recover damages from bulk account sellers in an amount sufficient to fully compensate us for any resulting losses. In addition, we may need to incorporate and maintain specialized equipment and knowledge in order to service customer accounts purchased from competitors, or pay to upgrade such customers to ADT equipment. If any of these risks materialize, our business, financial condition, results of operations, and cash flows could be materially adversely affected.
If we are unable to recruit and retain sufficient personnel at all levels of our organization, our ability to manage our business could be materially adversely affected.
Our success depends in part upon the continued services of sufficient talent at all levels of our organization, including our management team, software developers, product engineers, sales representatives, installation and service technicians and call center talent. Our ability to recruit and retain sufficient talent for these positions is based on our reputation as a successful business with a culture of fairly hiring, training, and promoting qualified employees. However, our success could be impacted adversely by the competitive labor environment and require us to incur wages and benefits in excess of our planned expenditure. Labor shortages in recent years made talent recruitment particularly challenging and competitive. In addition, we acquire businesses from time to time that have rates of employee attrition significantly higher than our own and we may experience difficulty or delay in hiring to fill positions due to these higher rates or in bringing the employee attrition rate of such acquired businesses to a level consistent with our own. The loss of experienced personnel through wage competition, normal attrition (including retirement), or specific actions such as divestitures, cost structure rationalizations, or other business exit activity, may adversely affect our reputation among job seekers, demoralize our remaining employees, and result in loss of critical knowledge. The loss, incapacity, or unavailability for any reason of sufficient personnel at any level of our organization, higher than expected payroll and other costs associated with the hiring and retention of sufficient talent at all levels of our organization, or the inability or delay in hiring new employees, whether in management, sales, technology, product development, installation and service technicians, or call center personnel, could materially adversely affect our business, financial condition, results of operations, and cash flows.
The loss of or changes to our senior management could disrupt our business.
Competition for senior management talent having security and home automation industry experience has increased. Factors that impact our ability to attract and retain senior management include compensation and benefits and our reputation as a top provider in these industries. Our success partly depends on the ability of our Chairman, President, and CEO, Mr. James D. DeVries, along with the ability of other senior management and key employees, to effectively implement our business strategies and to continue to identify and grow talent. In addition, the success of our business depends on highly qualified leaders with relevant industry and operational experience, as well as the entire management team. The unexpected loss of any member of our senior management team and the related loss of their knowledge of products, offerings, and industry experience, and the difficulty of quickly finding qualified senior management talent to replace any such loss, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Adverse developments in our collective bargaining agreements or other agreements with some employees could materially adversely affect our business, financial condition, results of operations, and cash flows.
As of December 31, 2025, 800 of our employees at various sites, or approximately 7% of our total workforce, were represented by unions and covered by collective bargaining agreements. We are currently a party to approximately 17 collective bargaining agreements, a portion of which may be up for renewal in any given year. Additionally, and especially in light of recent actions taken by the National Labor Relations Board, we could be subject to further attempts to organize some or all of our non-management employee base. We cannot predict the outcome of negotiations of the collective bargaining agreements covering our employees. If we are unable to reach new agreements or renew existing agreements, employees subject to collective bargaining agreements may engage in strikes, work slowdowns, or other labor actions, which could materially disrupt our ability to provide services. New labor agreements or the renewal of existing agreements may impose significant new costs on us, limit our opportunities to improve our cost structure, and could materially and adversely affect our business, financial condition, results of operations, and cash flows in the future.
If we fail to maintain effective internal control over financial reporting at a reasonable assurance level, we may not be able to accurately report our financial results, which could have a material adverse effect on our operations, investor confidence in our business and the trading prices of our securities.
We have in the past identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in internal control over financial reporting in the future. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. While we believe we have now remediated the prior material weakness, we cannot assure you that additional material weaknesses in internal control over financial reporting will not occur in the future. The remediation of any such material weaknesses could require us to incur significant expenses. Moreover, if we fail to remediate any material weakness in a timely manner, that may adversely affect our ability to record, process, summarize and report financial information timely and accurately and, as a result, our financial statements may contain material misstatements or omissions.
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
The confidential data and information collected in the normal course of our business, as well as portions of the significant volume of third-party data that we or our partners collect and retain, is subject to certain laws and regulations. Our ability to analyze this data to provide our customers with an improved user experience is a valuable component of our services, but we cannot provide assurance that the data we require will be available from these sources in the future or that the cost of such data will not increase. If the data that we require is not available to us on commercially reasonable terms or at all, we may not be able to provide certain parts of our current or planned products and services, and our business, financial condition, results of operations, and cash flows could be materially adversely affected.
In addition, we may also collect and retain other sensitive types of data, including, among other things, audio recordings of telephone calls and video images of customer sites. We must comply with applicable federal and state laws and regulations governing the collection, retention, processing, storage, disclosure, access, use, security, and privacy of such information in addition to our own posted information security and privacy policies and applicable industry standards, such as the Payment Card Industry Data Security Standards. The legal, regulatory, and contractual environment surrounding the foregoing continues to evolve, and there has been an increasing amount of focus on privacy and data security issues with the potential to affect our business. These privacy and data security laws, regulations, and standards, as well as contractual requirements, could increase our cost of doing business, and failure to comply with these laws, regulations, standards, and contractual requirements could result in government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity. In the event of a breach of personal information that we hold or that is held by third parties on our behalf, we have been in the past, and may be in the future, subject to actual and/or potential governmental fines, individual and class action claims, remediation expenses, and/or harm to our reputation. We could incur significant legal costs in defending existing or new claims or in the ultimate resolution of such claims, and we may suffer reputational harm and damage to our brand as a result of such claims or any related publicity. Further, if we fail to comply with applicable privacy and data security laws, regulations, policies, and standards; properly protect the integrity and security of our facilities and systems and the data located within them; or defend against cybersecurity attacks; or if our third-party service providers, partners, or vendors fail to do any of the foregoing with respect to data and information assessed, used, stored, or collected on our behalf; or should we fail to prevent future rogue actors from undertaking actions similar to those described above, our reputation and our business, financial condition, results of operations, and cash flows could be materially adversely affected.
Examples of certain requirements we face include those with respect to the Health Insurance Portability and Accountability Act, the California Consumer Privacy Act (as amended by the California Privacy Rights Act), the Colorado Privacy Act, the Virginia Consumer Data Protection Act, and the European Union’s General Data Protection Regulation. These laws and regulations are examples of our need to comply with costly and complex requirements at state, federal, and international levels. As these requirements continue to evolve, and expand to additional jurisdictions, we may incur or be required to incur costs or change our business practices in a manner adverse to our business and failure to comply could result in significant penalties that may materially adversely affect our reputation and our business, financial condition, results of operations, and cash flows.
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
The Origin AI Acquisition significantly expanded our patent portfolio, which may increase our exposure to intellectual property‑related risks. As our patent portfolio grows, we may face increased costs to maintain and enforce our intellectual property rights and may be subject to claims of infringement or other disputes, which could be costly and divert management resources.
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
We may be subject to claims of intellectual property infringement by third parties. In particular, as our services have expanded, we have become subject to claims alleging infringement of intellectual property, including litigation brought by special purpose or so-called “non-practicing” entities that focus solely on extracting royalties and settlements by alleging infringement and threatening enforcement of patent rights. These companies typically have little or no business or operations, and there are few effective deterrents available to prevent such companies from filing patent infringement lawsuits against us. Our exposure to intellectual property infringement claims may increase as we continue to expand and develop our proprietary ADT+ platform, as we integrate AI into the business, or otherwise modify and expand our existing intellectual property in the future. In addition, we rely on licenses and other arrangements with third parties covering intellectual property related to many of the products and services that we market. Notwithstanding these arrangements, we could be at risk for infringement claims from third parties. In managing these risks, we often depend on contractual indemnification from our third-party hardware manufacturers or software providers. We face risks if these suppliers refuse to satisfy their indemnification obligations. We have encountered situations where key providers have contested their duty to indemnify us for costs related to intellectual property litigation or product defects. For example, in 2022 ADT was sued by a party alleging that the cellular antennas in various products purchased and used by ADT infringed their patents. The suit was settled in July of 2024, and ADT is currently in arbitration with the supplier of the majority of those products regarding their obligation to indemnify ADT. If we are unable to enforce these protections with our suppliers, we could be forced to incur substantial, non-reimbursable legal and remediation expenses. Additionally, our patent agreement with Tyco, which generally includes a covenant by Tyco not to bring an action against us alleging that the manufacture, use, or sale of any products or services in existence as of the date of our separation from Tyco infringes any patents owned or controlled by Tyco and used by us on or prior to such date, does not protect us from infringement claims for future product or service expansions. In general, any claims or litigation, even those without merit and regardless of the outcome, could cause us to cease marketing certain services or using certain technologies; obtain licenses from the holders of the intellectual property at a material cost or on unfavorable terms; pay significant ongoing royalty payments, settlements, or licensing fees; satisfy indemnification obligations; or to take other potentially costly or burdensome actions to avoid infringing third-party intellectual property rights. The litigation process is costly and subject to inherent uncertainties, and we may not prevail in litigation matters regardless of the merits of our position. Intellectual property lawsuits or claims, even those without merit, may become extremely disruptive if the plaintiffs succeed in blocking the trade of our products and services and may have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We may be subject to class actions and other lawsuits which may harm our business and results of operations.
We have been and we may continue to be subject to class action litigation involving alleged violations of privacy, consumer protection laws, employment laws, common law or other claims. In addition, we have previously been subject to securities class actions relating to our IPO, and we may in the future be subject to additional securities litigation that may be lengthy and may result in substantial costs and a diversion of management’s attention and resources. Results cannot be predicted with certainty, and an adverse outcome in such litigation could result in monetary damages or injunctive relief that could materially adversely affect our business, financial condition, results of operations, and cash flows.
In addition, we are currently and may in the future become subject to legal proceedings and commercial or contractual disputes other than class actions. These are typically claims that arise in the normal course of business including, without limitation, commercial general liability claims, automobile liability claims, contractual disputes, workers’ compensation claims, labor law and employment claims, and claims that we infringed on the intellectual property of others. There is a possibility that such claims may have a material adverse effect on our business, financial condition, results of operations, and cash flows that is greater than we anticipate and/or negatively affect our reputation.
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
Federal laws imposing tariffs on imports, or restricting or banning imports of equipment or supplies from specific companies or regions of the world altogether may limit our ability to meet customer demands or to increase prices.
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
ADT sells its services to consumers on a subscription basis. Providers of consumer services are subject to federal and state consumer protection laws and regulations governing the manner in which providers of consumer services must manage customer subscriptions, autorenewals, and negative option billing arrangements. In October of 2024, the FTC adopted a “Click-to-Cancel rule intended to consolidate and significantly expand certain federal consumer protections through new rules concerning certain “negative option offers,” whereby a consumer’s silence or failure to take affirmative action to reject a good or service or to cancel a subscription is interpreted as acceptance or continuing acceptance of an offer. Several states followed suit and have enacted or have proposed to enact similar regulations concerning autorenewals, cancellation rights and negative option arrangements. Although a federal court of appeals blocked the FTC’s “Click-to-Cancel” in July, similar federal rules and existing and future state regulations concerning subscription services may require ADT to provide additional notices to consumers regarding the end of fixed term contract commitments, limit ADT’s ability to market discounted or free trials to new customers and, in some cases, require ADT to seek additional customer consents to provide services past the end of minimum contract term commitments, each of which may have a material adverse effect on ADT’s ability to attract and retain customers.
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
In January 2024, the U.S. Department of Labor (“DOL”) issued a final rule revising the DOL’s guidance on how to determine who is an employee or independent contractor under the Fair Labor Standards Act (“FLSA”), effective March 2024, and adopting a non-exhaustive multi-factor economic reality test where no one factor or subset of factors would be necessarily dispositive and the weight of each factor would depend on the facts and circumstances of the particular case. That rule is being challenged in federal court. In May 2025, the DOL issued a Field Assistance Bulletin instructing Wage and Hour Division investigators not apply the 2024 final rule in agency investigations and instead analyze employment status under the framework outlined in Fact Sheet #13 (issued in 2008) and Opinion Letter FLSA2019-6. Despite the DOL pausing enforcement of the 2024 final rule, the rule remains relevant for purposes of private FLSA litigation. Also, although the National Labor Relations Board (“NLRB”) abandoned, due to legal challenges, its attempt to overrule its 2019 independent contractor standard focused on whether workers have “entrepreneurial opportunity,” an NLRB decision in September 2024 appeared to signal an intent to reverse its current position that independent contractor misclassification is not itself a violation of the National Labor Relations Act (“NLRA”). Under the new legal framework, it may be more likely for our independent contractors or our subcontractors to be classified as our employees, resulting in such individuals becoming entitled to the reimbursement of certain expenses, to the benefit of wage-and-hour laws, and to the protections under the NLRA including the right to organize for union representation. If such classification was made, we could also be liable for employment and withholding taxes and benefits for such individuals, and liable to such individuals for violations of other laws protecting employees. Any such determination could result in a material reduction of the number of subcontractors we can use for our business or significantly increase our costs to serve our customers, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Existing or new tariffs and other trade restrictions imposed on imports from China, Mexico, or other countries where much of our end-user equipment is manufactured, or any counter-measures taken in response, may harm our business and results of operations.
Tariffs imposed on imports from China or Mexico, including enhanced U.S. tariffs imposed and/or threatened to be imposed on goods from China, where certain components included in our end-user equipment are manufactured, and any counter-measures taken in response to such new tariffs, may harm our business and results of operations. During fiscal year 2025, new tariffs were imposed in the U.S. for imports from a broad range of countries and materials. Several countries also implemented or proposed retaliatory tariffs on imports from the U.S., as well as other barriers to trade.
In February 2026, the U.S. Supreme Court ruled that the President lacks authority under the International Emergency Economic Powers Act to impose tariffs, invalidating certain tariffs that had been imposed pursuant to that statute. As a result, certain tariffs imposed during fiscal year 2025 are no longer being collected. However, the ruling does not limit the ability of the U.S. government to impose tariffs under other statutory authorities. In response to the ruling, President Trump has announced new tariffs, including a global tariff of 10% imposed pursuant to a separate executive order and trade authority. In addition, Congress or the executive branch may impose additional tariffs, modify existing tariffs, or adopt other trade restrictions, and foreign governments may implement retaliatory measures. These developments have increased uncertainty regarding the scope, duration, and impact of U.S. trade policy, and any such actions could materially adversely affect our business, financial condition, results of operations, and cash flows.
In the past, the U.S. federal government imposed tariffs on certain alarm equipment components manufactured in China, and on other categories of electronic equipment manufactured in China that we install in our customers’ premises, such as batteries and thermostats. Certain of these tariffs were as high as 25% and such tariffs increased our costs for such equipment as a result of some or all of such new tariffs being passed on to us by our suppliers. If any or all such costs continue to be passed on to us by our suppliers, we may be required to raise our prices, which could result in the loss of customers and harm our business and results of operations. Alternatively, we may seek to find new sources of end-user products, which may result in higher costs and disruption to our business. In addition, the U.S. federal government’s 2018 National Defense Authorization Act imposed a ban on the use of certain surveillance, telecommunications, and other equipment manufactured by certain of our suppliers based in China, to help protect critical infrastructure and other sites deemed to be sensitive for national security purposes in the U.S. This federal government ban implemented in August 2019, and the ban on use of certain covered equipment by federal contractors implemented in August 2020, has required us to find new sources of end-user products, which has resulted in higher costs and disruption to our business. It is also possible new or additional tariffs will be imposed on imports of equipment that we install in end-user premises, or that our business will be impacted by retaliatory trade measures taken by China, Mexico, or other countries, causing us to raise our prices or make changes to our business, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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
Risks Related to Macroeconomic and Related Factors
General economic conditions can affect our business, and we are susceptible to changes in the business economy, in the housing market, and in business and consumer discretionary income, which may inhibit our ability to grow our customer base and impact our financial condition, results of operations, and cash flows.
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
The demand for our products and services is also dependent, in part, on national, regional, and local economic conditions, as well as our customers’ level of discretionary income. When our customers’ discretionary income is reduced (such as by higher housing, energy, interest, operating or other costs, or where the actual or perceived wealth of customers has decreased as a result of circumstances such as lower real estate values, increased foreclosure rates, inflation, increased tax rates, or other economic disruptions), we could experience increased attrition rates and reduced customer demand. Where levels of business activity decline, our small business customers may cancel at higher rates and reduce offering demand. No assurance can be given that we will be able to continue acquiring quality customers or that we will not experience higher attrition rates. Our long-term revenue growth rate primarily depends on revenue from installations and new contracts exceeding disconnects. If customer disconnects or defaults increase, our business, financial condition, results of operations, and cash flows could be materially adversely affected.
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
In addition, any disruption in our relationship with a third-party lender could have an adverse impact on certain customer relationships or result in liability to us. Certain third-party lenders also have the contractual right to require us to repurchase loans if we fail to achieve certain contractual milestones with respect to customer installations. If any of our third-party lenders invokes such a right, the necessary repurchases could have a material, adverse effect on our cash flow for the quarter in which they occur. Industry trends could also change, for example, by third-party lenders more systematically requiring the repurchase of loans, or requiring a guarantee with respect to amounts that such lenders would otherwise require be repurchased, if we fail to achieve the relevant milestones. We cannot predict the timing or extent to which the broader industry will implement such changes or the related impact on us. Failure to maintain effective customer financing options and satisfactory relationships with third-party lenders or the decision by a third-party lender to require us to repurchase or guarantee loans could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
As of December 31, 2025, we had a carrying value of goodwill and other identifiable intangible assets of approximately $9.7 billion. We review goodwill and indefinite lived intangible assets for impairment at least annually. We review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset or asset group may not be fully recoverable. Impairment may result from, among other things, deterioration in performance; adverse market conditions; adverse changes in applicable laws or regulations, including changes that restrict our activities or affect the products and services we offer; challenges to the validity of certain registered intellectual property; reduced sales of certain products or services incorporating registered intellectual property; increased attrition; and a variety of other factors. For example, during 2023 and 2022, we recorded cumulative goodwill impairment charges of $712 million related to our former Solar reporting unit due to continued deterioration of industry conditions, general macroeconomic decline, underperformance of the former reporting unit’s operating results relative to expectations, and, during the third quarter of 2023, our decision to close a significant number of branches and reduce headcount. Following these goodwill impairment charges, the balance of goodwill in the former Solar reporting unit was zero. It is possible that we may never realize the full value of our intangible assets. Any future determination of impairment of goodwill or other identifiable intangible assets could have a material adverse effect on our financial condition and results of operations.
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
In the past we have been, and in the future we may be, able to reduce our future consolidated federal and state income tax liability through use of tax attributes such as tax credits, tax net operating loss (“NOL”), and disallowed interest carryforwards available to us under the applicable tax codes. However, our ability to fully utilize these tax attributes, if any, may be limited for various reasons, including whether projected future taxable income becomes insufficient to recognize the full benefit of any tax attributes prior to their expirations. Following the Company’s “ownership change,” in the second quarter of 2025, Sections 382 and 383 of the Internal Revenue Code (“IRC”) imposed annual limitations with respect to our ability to utilize certain tax attributes against future U.S. taxable income.
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
As of December 31, 2025, we had $7.8 billion face value of outstanding indebtedness, excluding finance leases, and we may increase our debt level at any time. Such substantial indebtedness negatively impacts our business because:
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
•an increase in interest rates, as experienced recently or as we may experience in the future, could significantly increase the cost of our variable rate debt and make any refinancing of our current fixed rate debt significantly more costly. Although we have interest rate swap contracts that hedge certain of our interest rate exposure on variable rate debt, the majority of which mature by 2028, those hedges are themselves subject to counterparty risks and may prove to be insufficient. Moreover, any unhedged variable rate debt and any refinancing of current fixed rate debt exposes us to changes in market rates;
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

We have pledged a significant portion of our assets as collateral under our debt agreements. If any of the holders of our indebtedness accelerate the repayment of such indebtedness upon an event of default, there can be no assurance that we will have sufficient assets to repay our indebtedness, which if not cured or waived, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
The market price of our Common Stock could vary significantly as a result of a number of factors, some of which are beyond our control. In the event of a drop in the market price of our Common Stock, you could lose a substantial part or all of your investment in our Common Stock. Among others, the following factors could affect our stock price:
•our business performance and prospects, including the success of our partnership with Google;
•sales of our Common Stock, or the perception that such sales may occur, by us or by our stockholders, including Apollo (which has in the past and may continue to sell shares in registered offerings pursuant to demand registration requests), State Farm, or Google;
•quarterly variations in the rates of growth of our operating and financial indicators, such as net income (loss) per share, net income (loss) and total revenue;
•any failure to achieve near or long term goals we have publicly disclosed for our operating and financial performance; and
•the realization of any risks described under this Item 1A. “Risk Factors” section, or other risks that may materialize in the future.
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
Apollo continues to have rights under the Stockholders Agreement, and its interests may conflict with our interests and the interests of other stockholders, and could negatively impact our ability to enter into corporate transactions.
While we are no longer a “controlled company,” Apollo continues to have rights pursuant to the Stockholders Agreement and as of December 31, 2025, had the right to, among other things, nominate 20% of our total number of directors. The interests of Apollo and its affiliates, including funds affiliated with Apollo, could conflict with or differ from our interests or the interests of our other stockholders. Apollo and its affiliates are in the business of making investments in companies and may, from time to time, acquire and hold interests in or provide advice to businesses that compete directly or indirectly with us, or are suppliers or customers of ours. Apollo and its affiliates may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. Any such investment may increase the potential for the conflicts of interest discussed in this risk factor.

If we fail to establish and achieve the objectives of our sustainability program, or if we fail to report on such sustainability matters, consistent with investor, customer, employee, or other stakeholder expectations, and in compliance with changing legal and regulatory requirements, we may not be viewed as an attractive investment, service provider, workplace, or business, which could have a negative effect on the Company.
Some investors place significant emphasis on non-financial factors, including sustainability matters, when evaluating investment opportunities. From time to time we undertake sustainability initiatives and set related goals. These initiatives and goals may be difficult and expensive to implement and may not be advanced at a sufficient pace. If we are unable to provide sufficient and accurate disclosures about our sustainability practices, or if we fail to establish and achieve the objectives of our sustainability program, which could include targets or commitments, consistent with investor, customer, employee, or other stakeholder expectations, we may not be viewed as an attractive investment, service provider, workplace, or business and we may be exposed to potential liability or litigation, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. In addition, there exists certain negative sentiment among some individuals and government institutions toward certain sustainability practices and initiatives. Given the dynamic nature of sustainability standards, expectations and regulations, which may change over time, we may from time to time need to update or otherwise revise our current practices, goals and initiatives, including in response to legislative, regulatory, or legal developments. As we continue to establish our sustainability-related initiatives, we could face a negative response or legislation that impedes our activities or reflects poorly upon the Company, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Our organizational documents may impede or discourage a takeover, which could deprive our investors of the opportunity to receive a premium on their shares.
Provisions of our amended and restated certificate of incorporation (as amended, our “Certificate of Incorporation”) and our amended and restated bylaws (the “Bylaws”) may make it more difficult for, or prevent a third-party from, acquiring control of us without the approval of our Board of Directors. These provisions include:
•providing for a transition from a classified board to a declassified board, such that, until the annual shareholders meeting in 2028, not all members of our Board of Directors are elected at one time;
•providing for the removal of directors only for cause and only upon the affirmative vote of the holders of at least 66 2/3% in voting power of all the then-outstanding shares of stock of the Company entitled to vote thereon, voting together as a single class, for so long as less than 50.1% of our outstanding Common Stock is beneficially owned by funds affiliated with Apollo;
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
•prohibiting stockholders from acting by written consent for so long as less than 50.1% of our outstanding Common Stock is beneficially owned by funds affiliated with Apollo;
•to the extent permitted by law, prohibiting stockholders from calling a special meeting of stockholders unless holders of at least 25% of our outstanding Common Stock request one in compliance with procedural and informational requirements set forth in our Certificate of Incorporation; and
•establishing advance notice requirements for nominations for election to our Board of Directors or for proposing matters that can be acted on by stockholders at stockholder meetings.
Additionally, Article XIII, Section 13.02 of our Certificate of Incorporation, with limited exceptions, restricts us from engaging in any business combination with an interested stockholder, at any point in time we have common stock registered under Section 12(b) or 12(g) under the Exchange Act, for three years following the date that person becomes an interested stockholder. Such restrictions do not apply to any business combination between Apollo or their direct and indirect transferees (as these terms are defined in our Certificate of Incorporation) and any affiliate thereof, on the one hand, and us, on the other.
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
Under the Stockholders Agreement, funds affiliated with or managed by Apollo have certain information rights and the right to nominate a specified percentage of the directors to serve on our Board of Directors (the “Apollo Designees”) based on the percentage of our outstanding Common Stock beneficially owned by Apollo.
Under our Certificate of Incorporation, none of Apollo nor any of its portfolio companies, funds, or other affiliates, or any of its officers, directors, agents, stockholders, members, or partners have any duty to refrain from engaging, directly or indirectly, in the same business activities, similar business activities, or lines of business in which we operate. In addition, our Certificate of Incorporation provides that, to the fullest extent permitted by law, no officer or director of ours who is also an officer, director, employee, managing director, or other affiliate of Apollo will be liable to us or our stockholders for breach of any fiduciary duty by reason of the fact that any such individual directs a corporate opportunity to Apollo instead of us, or does not communicate information regarding a corporate opportunity to us that the officer, director, employee, managing director, or other affiliate has directed to Apollo. As of the date of this Annual Report, this provision of our Certificate of Incorporation relates only to the Apollo Designees. There are currently twelve directors of our Company, three of whom are Apollo Designees. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations, cash flows, or prospects if attractive corporate opportunities are allocated by Apollo to itself or its respective portfolio companies, funds, or other affiliates instead of to us.
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
We cannot guarantee that our share repurchase plan will be fully consummated or that it will enhance long-term shareholder value. Share repurchases and dividend payments, including changes in the amount of our dividend, could also increase the volatility of the trading price of our stock and will diminish our cash reserves.
On February 20, 2026, our Board of Directors authorized a three-year share repurchase plan (the “2026 Share Repurchase Plan”), pursuant to which the Company is authorized to repurchase, through April 30, 2029, up to a maximum aggregate amount of $1.5 billion of shares of the Company's Common Stock. We cannot guarantee that the 2026 Share Repurchase Plan will be fully consummated. The 2026 Share Repurchase Plan allows the Company to purchase shares of its Common Stock from time to time in one or more open market or privately negotiated transactions, including pursuant to Rule 10b5-1 or Rule 10b-18 of the Exchange Act or pursuant to one or more accelerated share repurchase agreements, subject to certain requirements and other factors. The Company is not obligated to repurchase any of its shares of Common Stock, and the timing and amount of any repurchases will depend on legal requirements, market conditions, stock price, the availability of certain safe harbors provided under the Exchange Act, alternative uses of capital, and other factors. Further, our share repurchases could affect our share trading prices, increase their volatility, reduce our cash reserves and may be suspended or terminated at any time, which may result in a decrease in the trading price of our stock.
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
As part of this process, we use the following tools and procedures:
•utilizing “Security Scorecard” (a third-party information security company that rates cybersecurity postures of corporate entities for the purposes of third-party management and information technology risk management), which provides an independent external enterprise view of our security posture with a focus on public-facing systems;
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
Governance
Cybersecurity Management and Board of Directors Oversight
Our Board of Directors, through its Audit Committee, has primary responsibility for overseeing cybersecurity risk management and receives updates on the status of our cybersecurity program from our CISO. These updates are provided at least once per year, and often multiple times per year, in one or more Audit Committee meetings and include reports on our security posture and Security Scorecard assessment (rating and benchmarking), incident response, and vulnerability management, all of which is subsequently reported to the full Board of Directors by the chairperson of the Audit Committee. The Audit Committee reviews and discusses with management our cybersecurity threats, vulnerabilities, defenses, and planned responses, including updates to our cybersecurity incident response plan (“IRP”), which has been approved by the Audit Committee. Additionally, the Audit Committee receives and discusses reports from management with the purpose of identifying threats and vulnerabilities, and it monitors the effectiveness and progress of the actions and initiatives undertaken to mitigate such threats.

Our cybersecurity program team is led by our CISO (who reports directly to the Chief Digital and Information Officer and, ultimately, to the Chief Operating and Customer Officer). The cybersecurity leadership team (“CSLT”), which is chaired by our Chief Operating Officer and includes our Chief Financial Officer, Chief Legal Officer, Chief Information Officer, CISO, and Chief Privacy Officer, among others, collaborates with enterprise risk professionals and is supported by an established Information Security (“InfoSec”) function responsible for certain aspects of maintaining and monitoring our cybersecurity infrastructure. In addition, our Chief Privacy Officer, who reports to our Chief Legal Officer, manages processes and protections around our sensitive data and facilitates compliance with applicable data protection laws, rules, and regulations.
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
For additional information regarding how cybersecurity threats have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition, see “Risk Factors—”:
•“—Delays, costs, and disruptions that result from upgrading, integrating, and maintaining the security of our information and technology networks and systems could materially adversely affect us,”
•“—If we do not effectively implement our plans to migrate our technology infrastructure to the cloud, we could experience significant disruptions in our operations, which could have a material adverse effect on our results of operations and financial condition,”
•“—Cybersecurity attacks or threats or other unauthorized access or attempts to access to our systems, or those of third parties, have in the past, and may in the future, compromise the security of our systems and otherwise disrupt our normal operations, which could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows,”
•“—Uncertainty in the development, deployment, and use of AI, including generative AI, in our products and services and across our operations could adversely affect our business, financial condition, results of operations, and reputation,” and
•“—Our independent, third-party authorized dealers may not be able to mitigate certain risks such as information technology and data security breaches, product liability, errors and omissions, and compliance with applicable laws and regulations which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.”

ITEM 2. PROPERTIES.
We primarily lease our properties through our main operating entity, ADT LLC. As of December 31, 2025, we owned or leased approximately 130 SSOs, supported by our regional distribution centers, as well as our nationwide network of multi-use sales, customer, and field support locations housing our six UL-listed monitoring centers.
As of December 31, 2025, we leased 1.7 million square feet of space in the U.S. primarily under long-term operating leases with third parties, including 100,000 square feet for our corporate headquarters in Boca Raton, Florida (through 2034). We also own approximately 250,000 square feet of space in the U.S.
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
Common Stock - Our Common Stock is listed on the NYSE under the symbol “ADT.”
As of February 23, 2026, the number of stockholders of record of Common Stock was 186, which does not include the number of stockholders who hold our Common Stock through banks, brokers, and other financial institutions.
Class B Common Stock - There is no established public trading market for shares of Class B Common Stock; and Google is, and has been, the only stockholder of record since the stock’s issuance in 2020.
Stock Performance Graph
The following graph compares the cumulative total stockholder return, calculated on a dividend-reinvested basis, assuming that $100 was invested on the last trading day before the beginning of the fifth preceding fiscal year, in each of the following: (i) our Common Stock; (ii) the Standard & Poor’s (“S&P”) SmallCap 600 Index; and (iii) the S&P North America Consumer Services Index, a peer group. The graph is not, and is not intended to be, indicative of future performance of our Common Stock.

$200
$150
$100
$50
$0
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
ADT Inc.
S&P SmallCap 600 Index
S&P North America Consumer Services Index

Date	ADT Inc.	S&P SmallCap 600 Index	S&P North America Consumer Services Index
12/31/2021	$109	$127	$114
12/31/2022	$120	$106	$95
12/31/2023	$92	$123	$124
12/31/2024	$96	$134	$145
12/31/2025	$115	$142	$150
The information contained in this section shall not be deemed “soliciting material” or to be “filed” with the SEC or incorporated by reference in future filings with the SEC, or otherwise subject to the liabilities under Section 18 of the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.

Recent Sales of Unregistered Equity Securities
There were no sales of unregistered equity securities during the three months ended December 31, 2025.
Use of Proceeds from Registered Equity Securities
We did not receive any proceeds from sales of registered equity securities during the three months ended December 31, 2025.
Issuer Purchases of Equity Securities
The following table presents repurchases of shares of the Company’s Common Stock during the three months ended December 31, 2025 (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2025 - October 31, 2025	—	$—	—	$—
November 1, 2025 - November 30, 2025	—	$—	—	$—
December 1, 2025 - December 31, 2025	—	$—	—	$—
Total	—	$—	—	$—
_________________
(1)    The average price paid per share is calculated by dividing the total cash paid for the shares (including commissions) by the total number of shares repurchased.
(2)    In February 2025, the Company's Board of Directors announced the 2025 Share Repurchase Plan, pursuant to which the Company was authorized to repurchase, through April 30, 2026, up to a maximum aggregate amount of $500 million of shares of the Company's Common Stock. The 2025 Share Repurchase Plan allowed the Company to purchase Common Stock, from time to time, in one or more open market or privately negotiated transactions, including pursuant to Rule 10b5-1 or Rule 10b-18 of the Exchange Act, or pursuant to one or more accelerated share repurchase agreements, subject to certain requirements and other factors. As of December 31, 2025, the entire capacity available under the 2025 Share Repurchase Plan had been utilized, and there is no remaining authorized amounts outstanding under the 2025 Share Repurchase Plan.
2026 Share Repurchase Plan
On February 20, 2026, the Board of Directors authorized a three-year share repurchase plan (the “2026 Share Repurchase Plan”), pursuant to which the Company is authorized to repurchase, through April 30, 2029, up to a maximum aggregate amount of $1.5 billion of shares of the Company's Common Stock. The 2026 Share Repurchase Plan allows the Company to purchase shares of its Common Stock from time to time in one or more open market or privately negotiated transactions, including pursuant to Rule 10b5-1 or Rule 10b-18 of the Exchange Act or pursuant to one or more accelerated share repurchase agreements, subject to certain requirements and other factors. The Company is not obligated to repurchase any of its shares of Common Stock, and the timing and amount of any repurchases will depend on legal requirements, market conditions, stock price, the availability of certain safe harbors provided under the Exchange Act, alternative uses of capital, and other factors.
ITEM 6. RESERVED.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

•Introduction
•Business and Basis of Presentation
•Key Performance Indicators
•Trends, Uncertainties, and Factors Affecting Operating Results
•Results of Operations
•Non-GAAP Measures
•Liquidity and Capital Resources
•Critical Accounting Estimates
•Accounting Pronouncements
INTRODUCTION
The following section should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report. This section is intended to (i) provide material information relevant to the assessment of our results of operations and cash flows; (ii) enhance the understanding of our financial condition, changes in financial condition, and results of operations; and (iii) discuss material events and uncertainties known to management that are reasonably likely to cause reported financial information not to be necessarily indicative of future performance or of future financial condition.
Included below are year-over-year comparisons between 2025 and 2024. For information on year-over-year comparisons between 2024 and 2023, refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 27, 2025 (the “2024 Annual Report”).
We are including the explanation of Adjusted Earnings per share (“EPS”) for 2024 as compared to 2023 below as we began presenting Adjusted EPS as a key performance indicator in the first quarter of 2025.
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
BUSINESS AND BASIS OF PRESENTATION
ADT is a leading provider of security, interactive, and smart home solutions serving residential and small business customers in the U.S. Our mission is to empower people to protect and connect what matters most with safe, smart, and sustainable solutions, delivered through innovative offerings, unrivaled safety, and a premium experience because we believe that everyone deserves to feel safe. Our vision is to:
•provide protection that is always on, always ready, powered by artificial intelligence and our expert team;
•enable real time and split-second response, with deeper information and context during emergencies and all the times in between;
•deliver a personalized experience that lives and evolves with the customer, tailored to lifestyles and life stages; and
•offer solutions for everyone, across all U.S. households, small businesses, and families through a variety of use cases—protection that follows people, not just properties.
As technology continues to get smarter and more capable, we are evolving toward a platform-centric software-as-a-product model. Our efforts are increasingly centered on our proprietary ADT+ application, which is designed to serve as a foundational ecosystem for both professionally installed and self-installed solutions, integrating human expertise with ambient sensing capabilities.

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
KEY PERFORMANCE INDICATORS
We evaluate our results using certain key performance indicators, including the operating metrics end-of-period recurring monthly revenue (“RMR”) and gross customer revenue attrition, as well as GAAP total revenue and the non-GAAP measures Adjusted EPS and Adjusted EBITDA (“Adjusted EBITDA”), both from continuing operations. Computations of our key performance indicators may not be comparable to other similarly titled measures reported by other companies.
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
RMR and gross customer revenue attrition, as discussed below, exclude the former Commercial Business during 2023. The definition of these metrics has historically excluded activity related to the Solar Business and as such, these metrics were not impacted by the presentation of the Solar Business as a discontinued operation. Adjusted EBITDA reflects our continuing operations for all periods presented.
Total Revenue
Management and the Board of Directors use total revenue, which is calculated in accordance with GAAP, to evaluate the performance of employees (including members of management) and the Company as a whole, as well as to allocate resources. Refer to the section titled “Results of Operations—Revenue” for additional information.
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
TRENDS, UNCERTAINTIES, AND FACTORS AFFECTING OPERATING RESULTS
The information described herein could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or key performance indicators.
Subscribers
As of December 31, 2025, we served approximately 6.1 million security monitoring service subscribers, which excludes customers from the divested Multifamily business. Generally, a significant upfront investment is required to acquire new subscribers, that in turn provide ongoing and predictable RMR generated from our monitoring services and other subscriber-based offerings. Although the economics of each installation may vary depending on the customer type, acquisition channel, and product and service offerings, we generally achieve revenue break-even in approximately two years.
The prices we are able to charge for our products and services are impacted by the type and complexity of the offerings that we provide, quality of our products and services; the introduction of additional features and offerings that increase value to the customer; and the microeconomic and macroeconomic environments in which we operate.
Demand for our offerings may be impacted by the (i) overall economic conditions in the geographies in which we operate; (ii) type, price and quality of our offerings compared to those of our competitors; (iii) changes in competition such as from the acquisition, disposition, or exiting of similar businesses by us or our competitors; (iv) overall state of the housing market; (v) perceived threat of crime; (vi) occurrence of significant life events such as the birth of a child or opening of a new business; and (vii) advancements or changes in technology.
New subscriber additions and customer attrition have a direct impact on our financial results, including revenue, operating income, and cash flows. A portion of our recurring subscriber base can be expected to cancel services each year for a variety of reasons including, but not limited to, relocation, loss to competition, cost, or service issues, or we may disconnect service due to non-payment. For example, a 1% change in customer attrition typically has approximately a $40 million impact on recurring revenue on an annualized basis.
As of December 31, 2025, gross customer revenue attrition was 13.1%, as compared to 12.7% in the prior year, driven by higher non-payment and voluntary disconnects partially offset by fewer relocations.
Relocations are sensitive to changes in the residential housing market, and fewer relocations generally lead to improvements in customer attrition, but fewer subscriber additions. Additionally, non-payment disconnects generally increase in a weaker macroeconomic environment. Furthermore, as we focus our newest offerings on our ADT+ platform, we face a heightened risk of attrition among legacy subscribers using systems that are not currently compatible with that platform without significant hardware upgrades. We may experience fluctuations in these or other trends in the future as changes in the general macroeconomic environment or housing market develop.
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

We also market to customers through retail and e-commerce channels, including our website, and we have been supplementing existing channels to meet consumers where they prefer to shop. We believe adding additional sales channels will help drive subscriber growth.
Revenue and Offerings
The mix, price, offerings, sales and distribution channel, and equipment ownership of transactions impacts our results. For example, our results are impacted by the mix of transactions accounted for under a Company-owned equipment model versus an outright sales equipment model (referred to as outright sales). This is due to different accounting treatments applicable to each model, which are discussed in Note 2 “Revenue and Receivables.” Historically, the majority of professional installation transactions occurred under a Company-owned model. However, since the second quarter of 2024, a growing percentage of our direct channel new subscriber adds are outright sales in connection with the national launch of our new ADT+ platform.
During 2025, we experienced an increase in both security installation, product, and other revenue and related costs due to the transition to our ADT+ platform, in which the equipment is sold outright to the customer. Currently, approximately 25% of new direct subscribers are outright sales. Beginning in early 2026, the Company expects to refine its go-to-market approach for certain non-ADT+ residential transactions and will transition such transactions to an outright sales model where equipment will be customer owned, which aligns with the equipment ownership model for ADT+ transactions. Accordingly, we expect this to result in an increase in security installation, product, and other revenue and cost of revenue recognized in the statements of operations in subsequent periods.
The mix of professional installation solutions versus self set-up solutions may impact our results in future periods, as professional installation solutions typically have higher contractual fees than our self set-up solutions as a result of differences in pricing, offer tactics, and level of products and services. As we refine our go-to-market approach and explore additional sales channels, we may experience an increase in the proportion of ADT self set-up customers, which are considered outright sales. Although the DIY market typically has lower monthly recurring fees than our professional installations, we believe this approach will allow us to grow our subscriber base.
Changes in our recurring revenue base, including subscriber count, price changes, or changes in the mix of offerings as discussed above, may impact our operating results. As of December 31, 2025, RMR was $359 million, consistent with the prior year, reflecting the sale of our Multifamily Business, offset by an increase in average prices.
Macroeconomic and Other Trends and Uncertainties
We may also experience an increase in other costs associated with factors such as (i) offering a wider variety of products and services; (ii) providing a greater mix of interactive and smart home solutions; (iii) replacing or upgrading certain system components due to technological advancements, cybersecurity upgrades, software or hardware end-of-life, or otherwise; (iv) supply chain disruptions or other impacts such as tariffs or trade restrictions; (v) inflationary pressures on costs such as materials, labor, and fuel; and (vi) other changes in prices, interest rates, or terms from our suppliers or vendors, or third party lenders. We aim to continuously evaluate and respond to changes in the above to drive efficiencies and meet customer demands.
We are currently monitoring, and will continue to monitor, macroeconomic trends and uncertainties such as the ongoing global memory chip shortage, key components of inflation, the status and effects of recently implemented or threatened tariffs and other trade restrictions, as well as potential changes to these tariffs or the imposition of reciprocal or other tariffs or trade restrictions by other countries. Any of these may have negative consequences for our supply chain due to price increases from our vendors or suppliers, or supply chain delays. At this time, we do not anticipate material negative impacts that cannot be mitigated through arrangements with our vendors and suppliers, price increases to our customers, or other actions, but there is no guarantee that we will be able to successfully mitigate the negative effects of any such macroeconomic trends and uncertainties. We are also unable at this time to determine any future negative impacts from reduced consumer spending as a result of inflationary or other pressures or uncertainty that may result from the imposition of current or future tariffs or other trade restrictions.
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
In addition, hurricanes, wildfires, and other natural disasters impacting certain areas in which we operate may result in service, sales, and installation disruptions to certain of our customers. As such, we evaluate the financial and business impacts these events have or may have in the future. We have not experienced any material losses related to natural disasters during the periods presented.

Tax Matters
During 2023, we utilized a significant portion of our NOLs to offset the gain generated from the sale of the Commercial Business. In 2024, we utilized the remaining NOLs and became a federal cash taxpayer in 2025.
Federal Tax Legislation
The OBBBA was signed into law in July 2025. It includes a broad range of tax reform provisions, some of which were favorable in 2025 to cash taxes. We evaluated the impact of the OBBBA on future periods and expect that the impact on cash taxes will likely be neutral.
Potential for Future Valuation Allowance
The valuation allowance for deferred tax assets relates to the uncertainty of the utilization of certain U.S. federal and state deferred tax assets. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including enacted legislation such as the updates described above, which impact our assessment of whether a valuation allowance is needed.
We believe that our deferred tax asset for disallowed interest under IRC Section 163(j) will continue to grow from its current level. There is currently significant uncertainty in the matters we consider when evaluating our valuation allowance needs. Any material change to our valuation allowance in subsequent periods could materially and adversely impact our operating results.
Other Tax Matters
As a result of Apollo selling shares of our Common Stock (as discussed in Note 16 “Related Party Transactions”) and our share repurchase program, an ownership change (as defined under Sections 382 and 383 of the Internal Revenue Code) occurred during the second quarter of 2025. Generally, an ownership change occurs when the aggregate ownership of certain shareholders shifts, for federal income tax purposes, by more than 50 percentage points in total over a rolling three-year period. An ownership change imposes annual limitations on a corporation’s ability to utilize its tax attributes to offset future U.S. taxable income. Our tax attributes that are subject to the limitations primarily consist of disallowed interest carryforwards. However, the limitation as a result of the ownership change significantly exceeded the value of these attributes. As such, we currently do not expect a material impact to our results from this ownership change.
Other Business Updates
Origin AI Acquisition
On February 20, 2026, ADT acquired Origin AI, a provider of AI‑enabled presence detection and ambient sensing technology. Origin AI’s technology uses artificial intelligence and radio frequency signals to detect and classify human presence and activity within the home without the use of cameras, audio, or wearable devices. This technology is expected to enhance our ability to deliver improved alarm verification, reduce false alarms, and support new intelligent security and smart home use cases over time. The purchase price was $170 million in cash, subject to customary purchase price adjustments. Origin AI is now an indirect wholly owned subsidiary of ADT.
ADT Solar Exit
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
Exit charges incurred and paid were not material in 2025.
We do not expect the remaining estimated charges and cash expenditures to be material; however, various factors including unknown or unforeseen costs may cause additional charges or cash expenditures to be incurred.
Refer to Note 4 “Divestitures” in the Notes to Consolidated Financial Statements.

Google Update
We were reimbursed $30 million for each of the years 2025 and 2024 from the Google Success Funds primarily for certain joint marketing and customer acquisition expenses we incurred.
Refer to Note 13 “Commitments and Contingencies” in the Notes to Consolidated Financial Statements.
State Farm Update
The State Farm Development Agreement expired on October 13, 2025. On October 24, 2025, we repaid to State Farm approximately $78 million of the balance of the Opportunity Fund held by us. State Farm has no obligation to fund the Opportunity Fund in the future. In addition, we ended our State Farm partnership programs in existing states in connection with the expiration of the State Farm Development Agreement.
Refer to Note 10 “Equity” and Note 16 “Related Party Transactions” in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

(in thousands, except as otherwise indicated)	Years Ended December 31,			$ Change
Results of Operations:	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Revenue:
Monitoring and related services	$4,354,087	$4,293,477	$4,178,998	$60,610	$114,479
Security installation, product, and other	774,520	604,969	473,826	169,551	131,143
Total revenue	5,128,607	4,898,446	4,652,824	230,161	245,622
Cost of revenue (excluding depreciation and amortization):
Monitoring and related services	642,270	617,386	604,368	24,884	13,018
Security installation, product, and other	340,702	229,728	147,314	110,974	82,414
Total cost of revenue	982,972	847,114	751,682	135,858	95,432
Selling, general, and administrative expenses	1,469,518	1,500,470	1,386,697	(30,952)	113,773
Depreciation and intangible asset amortization	1,367,216	1,342,798	1,335,484	24,418	7,314
Operating income (loss)	1,308,901	1,208,064	1,178,961	100,837	29,103
Interest expense, net	(459,266)	(441,031)	(569,915)	(18,235)	128,884
Other income (expense)	(15,823)	48,137	(4,663)	(63,960)	52,800
Income (loss) from continuing operations before income taxes	833,812	815,170	604,383	18,642	210,787
Income tax benefit (expense)	(233,294)	(195,780)	(160,585)	(37,514)	(35,195)
Income (loss) from continuing operations before equity in net earnings (losses) of equity method investee	600,518	619,390	443,798	(18,872)	175,592
Equity in net earnings (losses) of equity method investee	—	—	6,572	—	(6,572)
Income (loss) from continuing operations	600,518	619,390	450,370	(18,872)	169,020
Income (loss) from discontinued operations, net of tax	(4,567)	(118,337)	12,639	113,770	(130,976)
Net income (loss)	$595,951	$501,053	$463,009	$94,898	$38,044

Diluted income (loss) from continuing operations per share of Common Stock	$0.68	$0.66	$0.47	$0.02	$0.19

Diluted weighted-average shares outstanding of Common Stock	841,176	908,700	919,149	(67,524)	(10,449)

Key Performance Indicators:(1)
RMR	$358,657	$359,450	$353,064	$(793)	$6,386
Gross customer revenue attrition (percentage)	13.1%	12.7%	12.9%	N/A	N/A
Adjusted EPS (2)	$0.89	$0.75	$0.60	$0.14	$0.15
Adjusted EBITDA(2)	$2,680,376	$2,578,195	$2,481,305	$102,181	$96,890
_______________________
(1)Refer to the “Key Performance Indicators” section for the definitions of these key performance indicators.
(2)Refer to the “Non-GAAP Measures” section for the definitions of these non-GAAP measures and reconciliations to the most comparable GAAP measures.

N/A—Not applicable.
Unless otherwise noted, our results of operations discussed below relate to continuing operations.

Revenue
Monitoring and related services revenue (“M&S Revenue”) primarily comprises revenue generated from providing recurring monthly monitoring and other services, as well as revenue from time and materials billings. Security installation, product, and other revenue comprises installation revenue from the sale and installation of our security systems sold under an outright sales model, as well as the recognition of revenue that is deferred upon initiation of a monitoring contract in transactions occurring under a Company-owned model (amortization of deferred subscriber acquisition revenue).
Revenue during 2025, as compared to the prior year period, primarily reflects:
•M&S Revenue: (i) higher recurring revenue of $39 million primarily driven by an increase in average prices of $113 million, partially offset by a decrease in volume of $53 million, and (ii) higher revenue of $20 million attributable to time and materials billings resulting from increased volume.
•Security installation, product, and other revenue: higher installation revenue of $157 million primarily driven by a higher mix of professionally installed systems under the outright sales model.
Cost of Revenue
Monitoring and related services costs (“M&S Costs”) primarily includes field service and call center costs incurred from providing recurring monthly monitoring and other services. Security installation, product, and other costs primarily includes costs incurred from the installation and sale of our security systems sold under the outright sales model.
Cost of revenue during 2025, as compared to the prior year period, primarily reflects:
•M&S Costs: higher M&S Costs of $25 million, primarily due to an increase in interactive fees.
•Security installation, product, and other costs: higher installation and product costs of $111 million, primarily due to a higher mix of professionally installed outright sales transactions.
Selling, General, and Administrative Expenses (“SG&A”)
The decrease in SG&A during 2025, as compared to the prior year period, was primarily driven by:
•a decrease in general and administrative costs of $66 million primarily as a result of lower internal and external labor costs and lower costs attributable to legal settlements, partially offset by
•an increase in the amortization of deferred subscriber acquisition costs of $28 million.
Depreciation and Intangible Asset Amortization (“D&A”)
The increase in D&A during 2025, as compared to the prior year period, primarily reflects an increase of $22 million in the amortization of customer contracts acquired under our authorized dealer program and from other third parties.
Interest Expense, net
The increase in interest expense, net during 2025, as compared to the prior year period, primarily reflects an increase in the unrealized loss on interest rate swaps of $29 million partially offset by a decrease of $11 million on our long-term debt primarily related to reductions in interest rates.
Other Income (Expense)
Other income (expense) during 2025, as compared to the prior year period, primarily reflects lower income from the Commercial transition services agreement (“TSA”) of $37 million and higher loss on extinguishment of debt of $14 million.
Income Tax Benefit (Expense)
Income tax expense during 2025 was $233 million, resulting in an effective tax rate for the period of 28.0%. The effective tax rate primarily represents the federal statutory rate of 21.0%, state income taxes, net of federal benefits, of 4.8%, permanently non-deductible items of 1.3%, and an increase in unrecognized tax benefits of 0.8%.
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
Refer to Note 9 “Income Taxes” in the Notes to Consolidated Financial Statements for details on our effective tax rate.
NON-GAAP MEASURES
To provide investors with additional information in connection with our results as determined in accordance with GAAP, we disclose the following non-GAAP measures. These measures are not financial measures calculated in accordance with GAAP, and should not be considered as a substitute for net income, operating income, or their respective per share amounts as applicable, or any other measure calculated in accordance with GAAP, and may not be comparable to similarly titled measures reported by other companies.
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
We believe Adjusted EPS is a benchmark used by analysts and investors in our industry to compare our performance against the performance of other companies, although this measure may not be directly comparable to similar measures reported by other companies. We believe the presentation of Adjusted EPS is useful to investors as it provides additional information about how our management evaluates the business. Beginning in 2025, management and the Board of Directors also use Adjusted EPS to evaluate the performance of employees (including members of management) and the Company as a whole, as well as to allocate resources.
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
The table below reconciles Adjusted EPS to diluted income (loss) from continuing operations per share of Common Stock:

	Years Ended December 31,			$ Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Diluted income (loss) from continuing operations per share of Common Stock	$0.68	$0.66	$0.47	$0.02	$0.19
Share-based compensation expense	0.06	0.05	0.04	0.01	0.01
Merger, restructuring, integration, and other(1)	0.02	0.03	0.04	(0.01)	(0.01)
Goodwill impairment(2)	0.01	—	—	0.01	—
Interest rate swaps, net(3)	0.08	0.05	0.07	0.03	(0.02)
Loss on extinguishment of debt	0.02	0.01	0.02	0.01	(0.01)
Other, net	0.04	0.01	(0.04)	0.03	0.05
Tax impact on adjustments(4)	(0.04)	(0.07)	(0.03)	0.03	(0.04)
Adjusted EPS(5)	$0.89	$0.75	$0.60	$0.14	$0.15
________________
(1)During 2025 and 2024, primarily relates to restructuring costs. During 2023, primarily includes integration and third-party strategic optimization costs, as well as restructuring costs.
(2)Represents a goodwill impairment charge associated with the Multifamily Divestiture. Refer to Note 6 “Goodwill and Other Intangible Assets” in the Notes to Consolidated Financial Statements.
(3)Represents unrealized gains or losses on interest rate swaps presented in interest expense, net and other income (expense).
(4)Represents the tax impact on adjustments using the federal and state blended statutory rate. During the fourth quarter of 2024, also includes tax reserve releases of approximately $30 million associated with The ADT Security Company's separation from Tyco.
(5)Amounts may not sum in this table due to rounding.

The increase in Adjusted EPS in 2025, as compared to 2024, was primarily due to approximately:
•$0.11 per share due to higher revenue, net of the related costs,
•$0.07 per share due to lower general and administrative costs, and
•$0.07 per share due to a decrease in our diluted weighted average shares outstanding as a result of share repurchases, partially offset by
•$(0.05) per share of other income (expense) primarily due to lower Commercial TSA income,
•$(0.03) per share due to higher amortization of deferred subscriber acquisition costs, and
•$(0.03) per share due to higher depreciation and amortization expense.
The increase in Adjusted EPS in 2024, as compared to 2023, was primarily due to approximately:
•$0.17 per share due to higher revenue, net of the related costs,
•$0.12 per share related to higher interest,
•$0.05 per share of other income (expense) primarily due to higher Commercial TSA income,
•$0.03 per share due to lower advertising costs, and
•$0.01 per share due to a decrease in our diluted weighted average shares outstanding as a result of share repurchases, partially offset by
•$(0.08) per share due to higher income tax expense,
•$(0.06) per share due to increased allowance for credit losses,
•$(0.04) per share due to higher amortization of deferred subscriber acquisition costs, and
•$(0.04) per share due to higher general and administrative costs.
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

The table below reconciles Adjusted EBITDA to income (loss) from continuing operations:

	Years Ended December 31,			$ Change
(in thousands)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Income (loss) from continuing operations	$600,518	$619,390	$450,370	$(18,872)	$169,020
Interest expense, net	459,266	441,031	569,915	18,235	(128,884)
Income tax expense (benefit)	233,294	195,780	160,585	37,514	35,195
Depreciation and intangible asset amortization	1,367,216	1,342,798	1,335,484	24,418	7,314
Amortization of deferred subscriber acquisition costs	252,553	224,647	188,222	27,906	36,425
Amortization of deferred subscriber acquisition revenue	(358,413)	(346,209)	(301,708)	(12,204)	(44,501)
Share-based compensation expense	54,553	48,745	38,626	5,808	10,119
Merger, restructuring, integration, and other(1)	13,145	24,124	38,959	(10,979)	(14,835)
Goodwill impairment(2)	12,023	—	—	12,023	—
Unrealized (gain) loss on interest rate swaps(3)	15,461	17,996	16,511	(2,535)	1,485
Loss on extinguishment of debt	18,850	4,802	16,621	14,048	(11,819)
Other, net(4)	11,910	5,091	(32,280)	6,819	37,371
Adjusted EBITDA	$2,680,376	$2,578,195	$2,481,305	$102,181	$96,890
___________________
(1)During 2025 and 2024, primarily relates to restructuring costs. During 2023, primarily includes integration and third-party strategic optimization costs, as well as restructuring costs.
(2)Represents a goodwill impairment charge associated with the Multifamily Divestiture. Refer to Note 6 “Goodwill and Other Intangible Assets” in the Notes to Consolidated Financial Statements.
(3)Includes the unrealized gain or loss on interest rate swaps presented in other income (expense).
(4)During 2023, primarily represents the gain on sale of a business and other investment.
The drivers listed below exclude amounts that are outside of our definition of Adjusted EBITDA. Refer to the discussions above under “—Results of Operations” for further details.
The increase in Adjusted EBITDA, as compared to the prior year period, was primarily due to:
•lower general and administrative expenses of $61 million,
•higher installation revenue, net of the associated costs and commissions, of $50 million, and
•higher M&S Revenue, net of the associated costs, of $36 million, partially offset by
•lower TSA income of $37 million.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and capital resources, along with our outstanding debt, primarily consist of the following:

(in thousands)	December 31, 2025
Cash and cash equivalents	$80,817
Restricted cash and restricted cash equivalents	$27,723
Availability under First Lien Revolving Credit Facility	$800,000
Uncommitted available borrowing capacity under 2020 Receivables Facility	$106,942
Carrying amount of total debt outstanding	$7,689,634
Liquidity
We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our credit facilities, and the issuance of equity and/or debt securities as appropriate given market conditions. Our future cash needs are expected to include cash for operating activities, working capital, capital expenditures, principal and interest payments on our debt, income tax payments, capital expenditures, expected dividend payments to our stockholders, potential share repurchases, and other business initiatives as they arise.
Our principal liquidity requirements are to finance current operations, invest in acquiring and retaining customers, purchase property and equipment, service our debt, invest in our information technology infrastructure, and return money to shareholders through dividends and share repurchases.

Our liquidity requirements are primarily funded by our cash flows from operations. Cash inflows from operations primarily include cash received from customers related to monthly recurring revenue from providing monitoring and other services, as well as cash from the sale and installation of our security systems. Cash outflows from operations primarily relate to providing services to our customers, general and administrative costs, certain costs associated with acquiring new customers, interest payments, and taxes.
We are a highly leveraged company with significant debt service requirements and have both fixed-rate and variable-rate debt. We also entered into, and may continue to enter into, interest rate swaps to manage interest on our debt. Further, cash outflows for interest payments are not consistent between quarters, with larger outflows occurring in the first and third quarters, and may vary as a result of our variable rate debt and interest rate swaps.
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
Material Cash Requirements
Our cash requirements within the next twelve months primarily include current maturities and interest on our long-term debt and leases, accounts payable and other current liabilities, purchase commitments and other obligations entered into in the ordinary course of business, dividends on our Common Stock, and potential share repurchases under our approved plan.
As of December 31, 2025, our significant short-term and long-term cash requirements, excluding cash required for operations, under our various contractual obligations and commitments primarily included:
•Debt principal – As of December 31, 2025, our expected future debt principal payments, excluding finance leases, totaled approximately $7.8 billion, with $288 million due in 2026 primarily related to payments on our 2020 Receivables Facility, our first lien notes due 2026 (the “First Lien Notes due 2026”), and required quarterly amortization payments.
As of December 31, 2025, our next debt maturity will occur in April 2026 with respect to the remaining outstanding balance of $75 million of our First Lien Notes due 2026. We intend, and believe that we will have the ability through use of our ongoing sources of liquidity, to redeem these notes before or at maturity.
Refer to Note 7 “Debt” in the Notes to Consolidated Financial Statements for further details of our debt and the timing of expected future principal payments.
•Interest payments – Future interest payments on our fixed-rate debt are based on the contractual terms. Future interest payments on our variable-rate debt and the effects of our interest rate swaps are based on SOFR, plus the applicable margin in effect as of December 31, 2025.
During 2025, we paid net cash interest of $409 million, including interest on interest rate swaps and leases. As of December 31, 2025, expected future interest payments totaled approximately $2.0 billion through 2042, with approximately $340 million due in 2026. Additionally, we expect to incur annual interest payments of approximately $260 - $355 million during each of the years 2027 - 2030 and a total of approximately $380 million thereafter.
•Leases – As of December 31, 2025, our expected future operating and finance lease payments, including interest of $23 million, totaled $169 million, with $47 million due in 2026.
Refer to Note 14 “Leases” in the Notes to Consolidated Financial Statements for further details of our obligations and the timing of expected future payments.

•Purchase obligations – Our material cash requirements for purchases of goods or services entered into in the ordinary course of business, including purchase orders and contractual obligations, primarily consist of information technology services and equipment, including investments in our information technology infrastructure and telecommunication services, and direct materials. Our future purchase obligations may be impacted by changes in our business or other internal or external factors. As our business continues to grow organically or through acquisitions, our obligations may grow as well.
As of December 31, 2025, our contractual obligations entered into in the ordinary course of business, including agreements that are enforceable and legally binding and have a remaining term in excess of one year, totaled approximately $448 million, with approximately $273 million expected to be paid in 2026.
In addition, as of December 31, 2025, we had outstanding purchase orders of approximately $136 million primarily related to direct materials and information technology and marketing services, which are expected to be materially satisfied in 2026.
Refer to Note 13 “Commitments and Contingencies” in the Notes to Consolidated Financial Statements for the amounts and timing of such payments.
•Google Success Funds – The Google Commercial Agreement requires us and Google to each contribute $150 million toward certain joint commercial efforts. Additionally, during 2022 we entered into the Google Commercial Agreement Amendment in which Google agreed to commit an additional $150 million. While the timing of these contributions is still uncertain, we expect to contribute the majority of our $150 million commitment under the Google Commercial Agreement by the end of 2026.
As of December 31, 2025, we have incurred life-to-date expenses of approximately $100 million related to the initiatives funded from the initial segment of the Google Success Funds and had received $90 million of reimbursement from the Google Success Funds, with the remaining $10 million reimbursed during January 2026.
•Google Cloud Agreement Addendum – Since December 2023, we are obligated to make purchases from Google totaling $200 million over a seven-year period (through December 2030), with an aggregate of $35 million in the first two years, an aggregate of $65 million in the next two years after that, and an aggregate of $100 million in the last three years of the commitment. As of December 31, 2025, we continue to work to meet this commitment.
•Customer account purchases – Our indirect channel customers are generated mainly through our ADT Authorized Dealer Program. As opportunities arise, we may engage in selective third-party account purchases, which typically involve the purchase of a set of customer accounts from other security service providers. For example, we paid initial cash at closings of $115 million for customer accounts from third parties during 2025.
•Taxes – While we have historically made cash tax payments to certain states, starting in the second quarter of 2025, we began making federal cash tax payments. The specific payment amounts may fluctuate each quarter based on our financial results and tax positions taken.
In addition, we have $57 million of unrecognized tax benefits, excluding interest and penalties, related to various tax positions we have taken. These liabilities may increase or decrease over time primarily as a result of tax examinations, and given the status of the examinations, we cannot reliably estimate the period of any cash settlement with the respective taxing authorities.
Refer to Note 9 “Income Taxes” in the Notes to Consolidated Financial Statements.
•Share Repurchases – On February 20, 2026, our Board of Directors authorized a three-year share repurchase plan (the “2026 Share Repurchase Plan”), pursuant to which we are authorized to repurchase, through April 30, 2029, up to a maximum aggregate amount of $1.5 billion of shares of our Common Stock.
As of the date of this 2025 Annual Report, we have not made any repurchases under the 2026 Share Repurchase Plan.
•Dividends – Stockholders are entitled to receive dividends when, as, and if declared by our Board of Directors out of funds legally available for that purpose. On March 2, 2026, we announced a dividend of $0.055 per share to holders of Common Stock and Class B Common Stock of record on March 12, 2026, which will be distributed on or about April 2, 2026.
Refer to Note 10 “Equity” in the Notes to Consolidated Financial Statements for dividends declared and paid during the periods presented.

•Off-balance sheet arrangements – As of December 31, 2025, we had guarantees primarily related to standby letters of credit on our insurance programs totaling $48 million.
We do not have any other arrangements giving rise to material obligations that are not reported in our consolidated balance sheets, as described in Item 303 of SEC Regulation S-K.
Cash Flow Analysis
The following table is a summary of our cash flow activity for the periods presented:

	Years Ended December 31,			$ Change
(in thousands)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Net cash provided by (used in):
Operating activities	$1,884,163	$1,884,899	$1,657,726	$(736)	$227,173
Investing activities	$(1,117,774)	$(1,295,428)	$242,493	$177,654	$(1,537,921)
Financing activities	$(861,914)	$(515,356)	$(2,143,849)	$(346,558)	$1,628,493
The discussion below includes cash flows from both continuing operations and discontinued operations consistent with the presentation on the Consolidated Statements of Cash Flows.
Cash Flows from Operating Activities
Net cash provided by operating activities was flat for 2025 as compared to 2024, and primarily reflects an increase in cash tax payments, a higher proportion of outright sales transactions, and higher variable payroll-related payments. These items were partially offset by improved operating performance, changes in assets and liabilities due to the volume and timing of other operating cash receipts and payments with respect to when the transactions are reflected in earnings, and the benefit of lower outflows in the current year related to our former Solar Business. Refer to the discussions above under “—Results of Operations” for further details.
Cash Flows from Investing Activities
The decrease in net cash used in investing activities for 2025 compared to 2024 was due to a decrease in subscriber system assets expenditures of $127 million primarily due to a higher proportion of outright sales in the current year. In addition, in the fourth quarter of 2025, we received proceeds from our Multifamily Divestiture in the amount of $51 million.
Cash Flows from Financing Activities
The increase in net cash used in financing activities for 2025 compared to 2024 was primarily due to:
•higher share repurchases of $366 million and
•repayment of the Opportunity Fund in the amount of $78 million in connection with the expiration of the State Farm Development Agreement, partially offset by
•an increase in net borrowings on our 2020 Receivables Facility of $63 million due to timing of proceeds and the amendment in March 2025, and
•a decrease in net repayments on long-term debt of $57 million primarily due to scheduled quarterly amortization payments, as well as other repayments and borrowings, during the current period (as discussed below under the heading “Long-Term Debt”), compared to the repayment of the First Lien Notes due 2024 during the prior period.

Long-Term Debt
As of December 31, 2025, our debt (excluding finance leases and any deferred financing costs, discounts, premiums, or fair value adjustments) consisted of the following (in thousands):

Debt Description	Issued	Maturity	Interest Rate	Interest Payable	Principal
First Lien Term Loan B due 2030	10/13/2023	10/13/2030	Term SOFR + 2.00%	Quarterly	$1,764,249
First Lien Term Loan B-2 due 2032	3/7/2025	3/7/2032	Term SOFR + 1.75%	Quarterly	1,441,989
First Lien Term Loan A due 2030	10/28/2025	10/28/2030	Term SOFR + 1.50%	Quarterly	325,000
First Lien Notes due 2026	4/4/2019	4/15/2026	5.750%	3/15 and 9/15	75,000
First Lien Notes due 2027	8/20/2020	8/31/2027	3.375%	6/15 and 12/15	1,000,000
First Lien Notes due 2029	7/29/2021	8/1/2029	4.125%	2/1 and 8/1	1,000,000
First Lien Notes due 2033	10/15/2025	10/15/2033	5.875%	1/15 and 7/15	1,000,000
ADT Notes due 2032	5/2/2016	7/15/2032	4.875%	1/15 and 7/15	728,016
ADT Notes due 2042	7/5/2012	7/15/2042	4.875%	1/15 and 7/15	21,896
2020 Receivables Facility	3/5/2020	11/20/2030	Various	Monthly	443,058
Total					$7,799,208
The following discussion relates to significant changes to our debt agreements and activity during 2025.
Refer to Note 7 “Debt” in the Notes to Consolidated Financial Statements for further details of our debt agreements, including interest rates, covenants, and other descriptions of these agreements.
First Lien Credit Agreement
Our first lien credit agreement dated as of July 1, 2015 (together with subsequent amendments and restatements, the “First Lien Credit Agreement”) provides for term loans (the “First Lien Term Loan B due 2030” and “First Lien Term Loan B-2 due 2032,” together, the “First Lien Term Loan Bs”) and a first lien revolving credit facility (the “First Lien Revolving Credit Facility”).
Below is a summary of key events related to the First Lien Credit Agreement in 2025:
•March 2025 - We amended and restated the First Lien Credit Agreement, which provided for the issuance of a new $600 million First Lien Term Loan B-2 due 2032, and received net proceeds of $597 million. We used the net proceeds to redeem $500 million of the First Lien Notes due 2026. The First Lien Term Loan B-2 due 2032 is subject to a springing maturity of 91 days prior to the maturity date of certain long-term indebtedness of Prime Security Services Borrower, LLC and its subsidiaries if, on such date, the aggregate principal amount of such indebtedness equals or exceeds $1 billion. Loans under the First Lien Term Loan B-2 due 2032 are treated as a separate class from the existing loans under the First Lien Term Loan B due 2030.
•July 2025 - We amended and restated the First Lien Credit Agreement, which provided for the issuance of $550 million of incremental borrowings under the First Lien Term Loan B-2 due 2032, and received net proceeds of $545 million. We used the net proceeds and cash on hand to redeem $550 million of the First Lien Notes due 2026.
•October 2025 - We amended and restated the First Lien Credit Agreement, which provided for the issuance of $300 million of incremental borrowings under the First Lien Term Loan B-2 due 2032, and received net proceeds of $297 million. We used the proceeds to partially redeem the Second Lien Notes due 2028.
•October 2025 - We redeemed $200 million of the First Lien Term Loan B due 2030 using proceeds from the First Lien Term Loan A due 2030 (defined below).
In addition, during 2025, we borrowed and repaid $198 million under the First Lien Revolving Credit Facility.
We are required to make scheduled quarterly principal payments on the First Lien Term Loan Bs, with the remaining balances payable at maturity. We may make voluntary prepayments on the First Lien Term Loan Bs at any time prior to maturity at par.

Additionally, based on certain specified net first lien leverage ratios, we may be required to make annual prepayments on the outstanding First Lien Term Loan B due 2030 with a percentage of our excess cash flow, as defined in the First Lien Credit Agreement, if our excess cash flow exceeds a certain specified threshold, which is 0% if our net first lien leverage ratio is less than or equal to 2.20 to 1.00. As of December 31, 2025, we were not required to make any annual prepayments based on our excess cash flow.
We may also be required to make a 1.00% prepayment premium on the First Lien Term Loan B-2 due 2032 in the event of certain specified refinancing events during the first six months after the most recent amendment. As of December 31, 2025, we were not required to make such prepayments.
First Lien Term Loan A due 2030
In October 2025, we entered into a term loan credit agreement (together with subsequent amendments and restatements, the “Term Loan Credit Agreement”) for an aggregate principal amount of $325 million of term loans under a senior secured term loan A facility (the “First Lien Term Loan A due 2030”). We used the proceeds for general corporate purposes and to redeem $200 million of the First Lien Term Loan B due 2030.
The First Lien Term Loan A due 2030 requires scheduled amortization payments, commencing on March 31, 2026, in annual amounts equal to (a) prior to March 31, 2028, 2.5% of its original principal amount and (b) on or after March 31, 2028, 5.0% of its original principal amount, payable quarterly, with the balance payable at maturity. We may make voluntary prepayments of the First Lien Term Loan A due 2030 at any time prior to maturity at par.
The First Lien Term Loan A due 2030 bears interest at a rate equal to, at our option, either (a) a Term SOFR rate with a floor of zero or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50% per annum, (ii) the rate of interest per annum last quoted by The Wall Street Journal as the “Prime Rate” in the United States and (iii) the one-month adjusted term SOFR plus 1.00% per annum, in each case, plus an applicable margin of 1.50% per annum for Term SOFR loans and 0.50% per annum for Base Rate loans, subject to adjustments based on certain specified net first lien leverage ratios. We have elected the Term SOFR alternative to apply to borrowings of the First Lien Term Loan A due 2030.
Additionally, the Term Loan Credit Agreement includes customary mandatory prepayment provisions, covenants and restrictions, including a financial maintenance covenant requiring us to comply as of the last day of each fiscal quarter, beginning with the fiscal quarter ending March 31, 2026, with a specified maximum consolidated net first lien leverage ratio.
First Lien Notes due 2026 Partial Redemptions
The First Lien Notes due 2026 are due at maturity, and may be redeemed, in whole or in part, at any time at a make-whole premium plus accrued and unpaid interest to, but excluding, the redemption date.
As discussed above, partial redemptions of the First Lien Notes due 2026 were as follows:
•March 2025 - We redeemed $500 million of the First Lien Notes due 2026, excluding accrued and unpaid interest, for a total redemption price of $506 million, which includes a make-whole payment, using proceeds from our March 2025 issuance of the First Lien Term Loan B-2 due 2032.
•July 2025 - We redeemed $550 million of the First Lien Notes due 2026, excluding accrued and unpaid interest, for a total redemption price of $554 million, which includes a make-whole payment, using proceeds from our July 2025 issuance of the First Lien Term Loan B-2 due 2032 and cash on hand.
•December 2025 - We redeemed $225 million of the First Lien Notes due 2026, excluding accrued and unpaid interest, for a total redemption price of $226 million, which includes a make-whole payment, using cash on hand.
We intend to redeem the remaining outstanding balance of $75 million of the First Lien Notes due 2026 on or before maturity.

First Lien Notes due 2033
In October 2025, we issued $1.0 billion aggregate principal amount of 5.875% first-priority senior secured notes due 2033 (the “First Lien Notes due 2033”).
The First Lien Notes due 2033 will mature on October 15, 2033, with semi-annual interest payment dates of January 15 and July 15 of each year, beginning January 15, 2026, and may be redeemed at our option as follows:
•Prior to October 15, 2032, in whole at any time or in part from time to time, at a redemption price equal to the greater of (i) 100% of the principal amount of the First Lien Notes due 2033 to be redeemed and (ii) the sum of the present values of the aggregate principal amount of the First Lien Notes due 2033 to be redeemed and the remaining scheduled interest payments due on any date after the redemption date, to and including October 15, 2032, discounted at an adjusted treasury rate plus 50 basis points, plus, in either case accrued and unpaid interest as of, but excluding, the redemption date.
•On or after October 15, 2032, in whole at any time or in part from time to time, at a redemption price equal to 100% of the principal amount of the First Lien Notes due 2033 to be redeemed and accrued and unpaid interest as of, but excluding, the redemption date.
Second Lien Notes due 2028 Redemption
In October 2025, we redeemed the entire outstanding balance of $1.3 billion of the Second Lien Notes due 2028 using proceeds from the First Lien Notes due 2033, incremental borrowings under the First Lien Term Loan B-2 due 2032, and cash on hand.
2020 Receivables Facility
Below is a summary of significant amendments to the 2020 Receivables Facility in 2025:
•March 2025 - We amended the agreement governing the 2020 Receivables Facility to extend the uncommitted revolving period to March 2026, reduce the interest rate on outstanding borrowings, and increase the advance rate on pledged collateral.
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
During 2025, we borrowed $269 million and repaid $234 million under the 2020 Receivables Facility.
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
As of December 31, 2025, we were in compliance with all financial covenant and other maintenance tests for all our debt obligations, and we do not believe there is a material risk of future noncompliance with our financial covenant and other maintenance tests.

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
On October 1, 2025, we completed our annual goodwill impairment test by qualitatively testing the goodwill assigned to the Company’s reporting unit. Based on the results of the qualitative test, we concluded that it is more likely than not that the fair value of the Company’s reporting unit exceeds its carrying value and no impairment was recognized.
During the third quarter of 2025, we recorded a goodwill impairment charge of $12 million in connection with the Multifamily Divestiture, which is reflected in SG&A, and derecognized the remaining $6 million of goodwill upon completion of the divestiture on October 1, 2025. Refer to Note 4 “Divestitures” in the Notes to Consolidated Financial Statements.
We also had previously recorded goodwill impairment charges associated with the Solar reporting unit, which are now presented in income (loss) from discontinued operations, net of tax.
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
Indefinite-Lived Intangible Assets
As of December 31, 2025, our only indefinite-lived intangible asset is the ADT trade name, which has a carrying value of $1.3 billion. The ADT trade name was acquired in connection with the ADT Acquisition in May 2016. When performing a quantitative impairment test, the fair value of the ADT trade name is determined using a relief from royalty method, which is an income approach that estimates the cost savings that accrue to us that we would otherwise have to pay in the form of royalties or license fees on revenue earned through the use of the asset. The utilization of the relief from royalty method requires us to make significant assumptions including revenue growth rates, the implied royalty rate, and the discount rate.
We performed a quantitative impairment test over the ADT trade name as of October 1, 2025 and 2024, and the fair value of the ADT trade name substantially exceeded its carrying value as of each testing date. In connection with our quantitative impairment test, we perform a sensitivity analysis on the key assumptions used to determine the fair value of the ADT trade name. During the periods presented, the results of our sensitivity analysis did not have a material impact on the conclusions reached.
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
During 2025, 2024, and 2023, other definite-lived intangible assets acquired in business acquisitions were not material, and we have not recorded any material measurement period adjustments to purchase price allocations.
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
Refer to Note 9 “Income Taxes” in the Notes to Consolidated Financial Statements for details on our valuation allowances and unrecognized tax benefits.
ACCOUNTING PRONOUNCEMENTS
Refer to Note 1 “Description of Business and Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements.
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

Interest Rate Risk
We manage interest rate exposure on our variable-rate debt through interest rate swap contracts. As of December 31, 2025, the principal balance of our debt, excluding finance leases, that was subject to a variable-rate was approximately 2% (including the impact of interest rate swaps) and approximately 51% (excluding the impact of interest rate swaps) of the total carrying amount of our debt.
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
The impact of a hypothetical 10% change in interest rates on the fair value of our long-term debt (excluding finance leases) and interest rate swap contracts would be:

	As of December 31,
	2025		2024
Long-term debt (excluding finance leases):
Carrying amount	$7.6	billion	$7.6	billion
Fair value(1)	$7.7	billion	$7.6	billion
Fair value impact of hypothetical 10% change in interest rates	$171	million	$156	million
Interest rate swap contracts:
Notional value	$6.9	billion	$3.8	billion
Fair value - net asset / (liability)(2)	$38	million	$109	million
Fair value impact of hypothetical 10% change in interest rates	$44	million	$18	million
__________________
(1)     The fair value of long-term debt is based on the implied yield from broker-quoted market prices. The carrying amounts of debt outstanding, if any, under the Company’s revolving credit facility and receivables facility approximate fair values as interest rates on these borrowings approximate current market rates.
(2)     The fair value of interest rate swap contracts is based on discounted cash flow analyses.
Refer to Note 7 “Debt” and Note 8 “Derivative Financial Instruments” in the Notes to Consolidated Financial Statements for details on our debt and interest rate swaps, respectively.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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
Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and those criteria, our management determined that our internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part IV of this Annual Report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in our management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the three months ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During 2023, ADT began a multi-year IT transformation project by which we are migrating much of ADT’s infrastructure to the cloud. The initiative includes certain aspects of our customer relationship management and enterprise resource planning systems. In 2024, we nationally launched our customer relationship management system for our residential pro-install customers, which resulted in changes to our processes, procedures, and our ICFR; and expect these changes to materially affect our ICFR in 2026. In addition, we began the transition to our new enterprise resource planning system during 2024. This transition will be completed in phases over multiple years.
ITEM 9B. OTHER INFORMATION.
During the quarter ended December 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not Applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item 10 “Directors, Executive Officers and Corporate Governance” is incorporated herein by reference from our Proxy Statement for the 2026 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC within 120 days after our fiscal year end of December 31, 2025.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2025 with respect to shares of Common Stock issuable under our equity compensation plans. Both the 2016 Equity Incentive Plan (the “2016 Plan”) and the 2018 Omnibus Incentive Plan (the “2018 Plan”) provide for the award of stock options, restricted stock units (“RSUs”), restricted stock awards (“RSAs”), and other equity and equity-based awards to our Board of Directors, officers, and non-officer employees. There are no shares of Class B Common Stock issuable under our equity compensation plans.

	Equity Compensation Plans
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders:
2016 Equity Incentive Plan(1)	1,146,474	$6.08	—
2018 Omnibus Incentive Plan(2)	44,734,274	$7.37	47,938,922
Total	45,880,748		47,938,922
_________________
(1)Column (a) includes approximately 543,000 shares of Common Stock that may be issued upon the exercise of service-based stock options and approximately 603,000 shares of Common Stock that may be issued upon the exercise of performance-based stock options.
We do not expect to issue additional share-based compensation awards under the 2016 Plan.
(2)Column (a) includes approximately (i) 31.1 million shares of Common Stock that may be issued upon the exercise of service-based stock options, (ii) 5.6 million shares of Common Stock that may be issued upon the exercise of performance-based stock options and (iii) 8.0 million shares of Common Stock that may be issued upon the vesting of service-based RSUs.
The weighted-average exercise price in column (b) is inclusive of outstanding RSUs, which results in the issuance of shares for no consideration. Excluding RSUs, the weighted-average exercise price is equal to $8.96.
Origin AI Retention Awards
In connection with the Company’s acquisition of Origin AI, the Board of Directors approved a grant of RSUs (the “Origin AI Retention Awards”) as a material inducement for certain key employees of Origin AI to remain employed with the Company following such acquisition. The Company filed a registration statement on Form S-8, which registers 8.1 million shares of Common Stock that are issuable upon vesting and settlement of the Origin AI Retention Awards.

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
3. Exhibits
The exhibits listed on the accompanying Index to Exhibits are filed/furnished or incorporated by reference as part of this Annual Report on Form 10-K.
Index to Exhibits
The information required by this Item is set forth on the exhibit index below.

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date
2.1	Purchase Agreement, dated November 8, 2021, by and among The ADT Security Corporation, Compass Solar Group, LLC, MGG SPV VIII LLC, MGG SPV VII LLC, Compass Group Management, LLC, the Company Members party thereto, the Blocker Members party thereto, and ADT Inc.	10-K	2.2	3/1/2022
3.1	Amended and Restated Certificate of Incorporation of ADT Inc.	10-Q	3.1	7/24/2025
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of ADT Inc.	10-Q	3.1	8/1/2024
3.3	Amended and Restated Bylaws of ADT Inc.	8-K	3.1	9/18/2023
4.1	Indenture, dated as of July 5, 2012, by and between The ADT Corporation and Wells Fargo Bank, National Association	S-1	4.1	12/21/2017
4.2	Third Supplemental Indenture, dated as of July 5, 2012, by and among The ADT Corporation, Tyco International Ltd. and Wells Fargo Bank, National Association	S-1	4.4	12/21/2017
4.3	Sixth Supplemental Indenture, dated as of April 8, 2016, under 2012 Base Indenture, by and among The ADT Corporation, the guarantors party thereto and the Wells Fargo Bank, National Association	S-1	4.7	12/21/2017
4.4	Seventh Supplemental Indenture, dated as of April 22, 2016, under 2012 Base Indenture, by and among The ADT Corporation, the guarantors party thereto and the Wells Fargo Bank, National Association	S-1	4.8	12/21/2017
4.5	Eighth Supplemental Indenture, dated as of May 2, 2016, under 2012 Base Indenture, by and among Prime Finance, Inc., The ADT Corporation and the Wells Fargo Bank, National Association	S-1	4.9	12/21/2017
4.6	Fifteenth Supplemental Indenture, dated as of November 14, 2019, under 2012 Base Indenture, by and among The ADT Security Corporation, I-View Now LLC and Wells Fargo Bank, National Association	10-K	4.16	3/10/2020
4.7	Indenture, dated as of May 2, 2016, by and between Prime Security One MS, Inc. and the Wells Fargo Bank, National Association	S-1	4.14	12/21/2017
4.8	First Supplemental Indenture, dated as of May 2, 2016, by and among The ADT Corporation, the guarantors party thereto and the Wells Fargo Bank, National Association	S-1	4.15	12/21/2017
4.9	Second Supplemental Indenture, dated as of August 9, 2016, by and between The ADT Corporation, the Notes Guarantors and Wells Fargo Bank, National Association	S-1	4.18	12/21/2017
4.10	Ninth Supplemental Indenture, dated as of November 14, 2019, by and among The ADT Security Corporation, I-View Now LLC and Wells Fargo Bank, National Association	10-K	4.37	3/10/2020
4.11	Indenture, dated as of April 4, 2019, by and among Prime Security Services Borrower, LLC, Prime Finance Inc., the guarantors party thereto from time to time, and Wells Fargo Bank, National Association, as trustee, relating to the $750 million aggregate principal amount of 5.750% first-priority senior secured notes due 2026.	8-K	4.2	4/4/2019

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date
4.12	First Supplemental Indenture, dated as of September 23, 2019, by and among Prime Security Services Borrower, LLC, Prime Finance Inc., the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee, relating to the $600 million aggregate principal amount of 5.750% first-priority senior secured notes due 2026	8-K	4.1	9/24/2019
4.13	Second Supplemental Indenture, dated as of November 14, 2019, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., I-View Now LLC and Wells Fargo Bank, National Association	10-K	4.53	3/10/2020
4.14	Indenture, dated as of January 28, 2020, by and among Prime Security Services Borrower, LLC, Prime Finance Inc., the guarantors party thereto from time to time and Wells Fargo Bank, National Association, as trustee, relating to the $1,300 million aggregate principal amount of 6.250% Second-Priority Senior Secured Notes due 2028	8-K	4.1	1/28/2020
4.15	Indenture, dated as of August 20, 2020, by and among Prime Security Services Borrower, LLC, Prime Finance Inc., the guarantors party hereto from time to time, and Wells Fargo Bank, National Association, as trustee, relating to $1,000 million aggregate principal amount of 3.375% first-priority senior secured notes due 2027	8-K	4.1	8/20/2020
4.16	First-Priority Senior Secured Notes Indenture, dated as of July 29, 2021, by and among The ADT Security Corporation, Prime Security Services Borrower, LLC, the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee and collateral agent	8-K	4.1	7/29/2021
4.17	Seventeenth Supplemental Indenture, dated as of January 7, 2022, under 2012 Base Indenture, by and among The ADT Security Corporation, Compass Solar Group, LLC, Marc Jones Construction, L.L.C., Buildpro, L.L.C., Energypro LLC and Wells Fargo Bank, National Association	10-Q	4.1	5/6/2022
4.18	Eighteenth Supplemental Indenture, dated as of April 28, 2022, under 2012 Base Indenture, by and among The ADT Security Corporation, ADT Innovation LLC and Wells Fargo Bank, National Association	10-Q	4.2	5/6/2022
4.19	Eleventh Supplemental Indenture, dated as of January 7, 2022, by and among The ADT Security Corporation, Compass Solar Group, LLC, Marc Jones Construction, L.L.C., Buildpro, L.L.C., Energypro LLC and Wells Fargo Bank, National Association	10-Q	4.3	5/6/2022
4.20	Twelfth Supplemental Indenture, dated as of April 28, 2022, by and among The ADT Security Corporation, ADT Innovation LLC and Wells Fargo Bank, National Association	10-Q	4.4	5/6/2022
4.21	Third Supplemental Indenture, dated as of January 7, 2022, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., Compass Solar Group, LLC, Marc Jones Construction, L.L.C., Buildpro, L.L.C., Energypro LLC and Wells Fargo Bank, National Association	10-Q	4.5	5/6/2022
4.22	Fourth Supplemental Indenture, dated as of April 28, 2022, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., ADT Innovation LLC and Wells Fargo Bank, National Association	10-Q	4.6	5/6/2022
4.23	Fourth Supplemental Indenture, dated as of January 7, 2022, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., Compass Solar Group, LLC, Marc Jones Construction, L.L.C., Buildpro, L.L.C., Energypro LLC and Wells Fargo Bank, National Association	10-Q	4.7	5/6/2022
4.24	Fifth Supplemental Indenture, dated as of April 28, 2022, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., ADT Innovation LLC and Wells Fargo Bank, National Association	10-Q	4.8	5/6/2022
4.25	First Supplemental Indenture, dated as of January 7, 2022, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., Compass Solar Group, LLC, Marc Jones Construction, L.L.C., Buildpro, L.L.C., Energypro LLC and Wells Fargo Bank, National Association	10-Q	4.9	5/6/2022
4.26	Second Supplemental Indenture, dated as of April 28, 2022, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., ADT Innovation LLC and Wells Fargo Bank, National Association	10-Q	4.10	5/6/2022
4.27	Second Supplemental Indenture, dated as of January 7, 2022, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., Compass Solar Group, LLC, Marc Jones Construction, L.L.C., Buildpro, L.L.C., Energypro LLC and Wells Fargo Bank, National Association	10-Q	4.11	5/6/2022
4.28	Third Supplemental Indenture, dated as of April 28, 2022, by and among Prime Security Services Borrower, LLC, Prime Finance, Inc., ADT Innovation LLC and Wells Fargo Bank, National Association	10-Q	4.12	5/6/2022
4.29	First Supplemental Indenture, dated as of January 7, 2022, by and among The ADT Security Corporation, Compass Solar Group, LLC, Marc Jones Construction, L.L.C., Buildpro, L.L.C., Energypro LLC and Wells Fargo Bank, National Association	10-Q	4.13	5/6/2022

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date
4.30	Second Supplemental Indenture, dated as of April 28, 2022, by and among The ADT Security Corporation, ADT Innovation LLC and Wells Fargo Bank, National Association	10-Q	4.14	5/6/2022
4.31	First-Priority Senior Secured Notes Indenture, dated as of October 15, 2025, by and among The ADT Security Corporation, the guarantors party thereto, and Computershare Trust Company, N.A., as trustee.	8-K	4.1	10/15/2025
4.32	Description of Securities	10-K	4.24	3/1/2022
10.1	Subsidiary Guarantee Agreement (First Lien), dated July 1, 2015, among the Subsidiaries of Prime Security Services Borrower, LLC named therein and Credit Suisse AG, Cayman Islands Branch, as Collateral Agent	S-1	10.2	12/21/2017
10.2	Supplement No. 1, dated as of May 2, 2016, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Securities Services Borrower, LLC and Barclays Bank PLC, as Collateral Agent	S-1	10.6	12/21/2017
10.3	Supplement No. 3, dated as of January 22, 2018, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent	10-K	10.56	3/11/2019
10.4	Supplement No. 8, dated as of March 11, 2019, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent	10-Q	10.13	5/7/2019
10.5	Supplement No. 11, dated as of January 7, 2022, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent	10-Q	10.4	5/6/2022
10.6	Supplement No. 12, dated as of April 28, 2022, to the Subsidiary Guarantee Agreement (First Lien) dated as of July 1, 2015, by each subsidiary of Prime Security Services Borrower, LLC party thereto and Barclays Bank PLC, as Collateral Agent	10-Q	10.5	5/6/2022
10.7	Holdings Guarantee and Pledge Agreement (First Lien), dated and effective as of July 1, 2015, between Prime Security Services Holdings, LLC, as Holdings, and Credit Suisse AG, Cayman Islands Branch, as Collateral Agent	S-1	10.4	12/21/2017
10.8	Collateral Agreement (First Lien), dated as of July 1, 2015 among Prime Security Services Borrower, LLC, each Subsidiary of Prime Security Services Borrower, LLC from time to time identified therein as a party and Barclays Bank PLC, as collateral agent	S-1	10.5	12/21/2017
10.9	Collateral Agreement (Second Lien), dated as of January 28, 2020, among Prime Security Services Borrower LLC, as Issuer, Prime Finance, Inc., as Co-Issuer, each Subsidiary Guarantor party thereto and Wells Fargo Bank, National Association, as Collateral Agent	8-K	10.1	1/28/2020
10.10	First Lien/First Lien Intercreditor Agreement, dated as of May 2, 2016 among Barclays Bank PLC, as Collateral Agent, Barclays Bank PLC, as Authorized Representative under the Credit Agreement, Wells Fargo Bank, National Association, as the Initial Other Authorized Representative, and each additional Authorized Representative from time to time party hereto relating to Prime Security Services Borrower, LLC	S-1	10.8	12/21/2017
10.11	First Lien/Second Lien Intercreditor Agreement, dated as of July 1, 2015, between Credit Suisse AG, Cayman Islands Branch, as First Lien Facility Agent and Applicable First Lien Agent, and Credit Suisse AG, Cayman Islands Branch, as Second Lien Facility Agent and Applicable Second Lien Agent relating to Prime Security Services Borrower, LLC	S-1	10.9	12/21/2017
10.12	Receivables Purchase Agreement, dated as of March 5, 2020, among ADT LLC, individually and as servicer, ADT Finance LLC, as seller, various purchasers and purchaser agents from time to time party thereto, and Mizuho Bank, LTD., as Administrative Agent, Arranger, Collateral Agent and Structuring Agent	10-K	10.21	3/10/2020
10.13	Agreement of Amendment to Receivables Purchase Agreement, dated as of April 17, 2020, among ADT LLC, individually and as servicer, ADT Finance LLC, as seller, various purchasers and purchaser agents from time to time party thereto, and Mizuho Bank, LTD., as Administrative Agent, Arranger, Collateral Agent and Structuring Agent	10-Q	10.22	5/7/2020
10.14	Second Agreement of Amendment to Receivables Purchase Agreement, dated September 17, 2020, among ADT LLC, individually and as servicer, ADT Finance LLC, as seller, various purchasers and purchaser agents from time to time party thereto, and Mizuho Bank, LTD., as Administrative Agent, Arranger, Collateral Agent and Structuring Agent	10-Q	10.23	11/5/2020
10.15	Third Agreement of Amendment to Receivables Purchase Agreement, dated January 29, 2021, among ADT LLC, individually and as servicer, ADT Finance LLC, as seller, various purchasers and purchaser agents from time to time party thereto, and Mizuho Bank, LTD., as Administrative Agent, Arranger, Collateral Agent and Structuring Agent	10-K	10.25	2/25/2021
10.16	Fourth Agreement of Amendment to Receivables Purchase Agreement, dated March 5, 2021, among ADT LLC, individually and as servicer, ADT Finance LLC, as seller, various purchasers and purchaser agents from time to time party thereto, and Mizuho Bank, LTD., as Administrative Agent, Arranger, Collateral Agent and Structuring Agent	10-Q	10.26	5/5/2021
10.17	Receivables Sale and Contribution Agreement, dated as of April 17, 2020, between ADT LLC, as Originator and Servicer and ADT Finance Inc., as Buyer	10-Q	10.23	5/7/2020

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date
10.18^	Receivables Financing Agreement, among ADT LLC, ADT Finance LLC and Mizuho Bank, Ltd., dated as of July 16, 2021	8-K	10.1	7/19/2021
10.19^	First Amendment and Joinder to the Receivables Financing Agreement and the Receivables Sale and Contribution Agreement, among ADT LLC, ADT Finance LLC, Mizuho Bank, Ltd., MUFG Bank, Ltd., BNP Paribas, and Starbird Funding Corporation, dated as of October 29, 2021	8-K	10.1	10/29/2021
10.20	Second Amendment to the Receivables Financing Agreement, among ADT LLC, ADT Finance LLC and Mizuho Bank, LTD., dated as of December 10, 2021	10-K	10.24	3/1/2022
10.21	Bank Rate Amendment to the Receivables Financing Agreement, among ADT LLC, ADT Finance LLC and Mizuho Bank, Ltd., dated as of April 20, 2022	10-Q	10.3	5/6/2022
10.22	Third Amendment dated as of May 20, 2022, to Receivables Financing Agreement, among ADT LLC, ADT Finance LLC, and Mizuho Bank, Ltd., dated as of July 16, 2021	10-Q	10.3	8/4/2022
10.23	Trademark Agreement, dated as of September 25, 2012, by and among ADT Services GmbH, ADT US Holdings, Inc., Tyco International Ltd. and The ADT Corporation	S-1	10.19	12/21/2017
10.24	Patent Agreement, dated as of September 26, 2012, by and between Tyco International Ltd. and The ADT Corporation	S-1	10.20	12/21/2017
10.25	Separation and Distribution Agreement, dated September 26, 2012 by and among Tyco International Ltd., Tyco International Finance S.A., The ADT Corporation and ADT LLC	S-1	10.21	12/21/2017
10.26	ADT LLC Supplemental Savings and Retirement Plan, effective as of April 1, 2017	S-1	10.22	12/21/2017
10.27	Amendment to the ADT LLC Supplemental Savings and Retirement Plan, effective as of December 18, 2017	10-K	10.31	2/25/2021
10.28	Amendment to the ADT LLC Supplemental Savings and Retirement Plan, effective as of December 24, 2018	10-K	10.32	2/25/2021
10.29	Amendment to the ADT LLC Supplemental Savings and Retirement Plan, effective as of December 31, 2018	10-K	10.33	2/25/2021
10.30	Amendment to the ADT LLC Supplemental Savings and Retirement Plan, effective as of February 8, 2019	10-K	10.34	2/25/2021
10.31	Amendment to the ADT LLC Supplemental Savings and Retirement Plan, effective as of July 29, 2019	10-K	10.35	2/25/2021
10.32	Amendment to the ADT LLC Supplemental Savings and Retirement Plan, effective as of December 15, 2021	10-Q	10.4	8/4/2022
10.33	Amendment to the ADT LLC Supplemental Savings and Retirement Plan, effective as of January 1, 2022	10-Q	10.13	11/3/2022
10.34	Amendment to the ADT LLC Supplemental Savings and Retirement Plan, effective as of February 22, 2023	10-K	10.40	2/28/2023
10.35*	Amendment to the ADT LLC Supplemental Savings and Retirement Plan, effective as of September 27, 2023
10.36	Amended and Restated Stockholders Agreement, dated as of December 14, 2018, by and between the ADT Inc. and Prime Security Services TopCo Parent, L.P.	10-K	10.34	3/1/2022
10.37	Registration Rights Agreement by and between the ADT Inc. and Prime Securities Services TopCo, LP	10-K	10.24	3/15/2018
10.38	Amendment to the Registration Rights Agreement between ADT Inc. and Prime Security Services TopCo Parent, L.P.	10-Q	10.10	8/9/2018
10.39	Securities Purchase Agreement, dated as of July 31, 2020, by and between ADT Inc. and Google LLC	8-K	10.1	8/3/2020
10.40	Investor Rights Agreement, dated as of September 17, 2020, by and between ADT Inc. and Google LLC	8-K	10.1	9/17/2020
10.41	Amendment No. 1 to Investor Rights Agreement, dated as of September 5, 2022, by and between ADT Inc. and Google LLC	10-K	10.46	2/28/2024
10.42	Amendment No. 2 to Investor Rights Agreement, dated as of December 29, 2023, by and between ADT Inc. and Google LLC	10-K	10.47	2/28/2024
10.43+	Amended and Restated Employment Agreement, dated December 19, 2017, between The ADT Security Corporation (together with any of its subsidiaries and Affiliates) and Donald Young	S-1	10.25	12/21/2017
10.44+	Amendment to Amended and Restated Employment Agreement, dated May 3, 2019, between The ADT Security Corporation (together with any of its subsidiaries and Affiliates) and Donald Young	10-Q	10.27	5/7/2019
10.45+	Amended and Restated Employment Agreement, dated December 19, 2017, between ADT LLC, (together with any of its subsidiaries and Affiliates) and Jeffrey Likosar	S-1	10.31	12/21/2017

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date
10.46+	Employment Offer Letter, dated February 1, 2019, between ADT LLC (with its Affiliates and Successors) and David Smail	10-K	10.51	2/28/2023
10.47+	ADT Inc. 2018 Omnibus Incentive Plan	S-1	10.32	12/21/2017
10.48+	First Amendment to ADT Inc. 2018 Omnibus Incentive Plan dated April 25, 2019	10-Q	10.33	8/6/2019
10.49+	Second Amendment to ADT Inc. 2018 Omnibus Incentive Plan, dated May 22, 2024	10-Q	10.5	8/1/2024
10.50+	Form of Restricted Stock Unit Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan	S-1	10.33	12/21/2017
10.51+	Form of Non-Qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan	S-1	10.34	12/21/2017
10.52+	Form of Non-Qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan (Class B Unit Redemption)	S-1/A	10.35	1/8/2018
10.53+	Form of Amendment to Non-Qualified Award Agreement for use under ADT Inc. 2018 Omnibus Incentive Plan (Class B Unit Redemption)	10-Q	10.37	8/6/2019
10.54+	Form of Common Stock Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan	S-1/A	10.36	1/8/2018
10.55+	ADT Inc. 2018 Omnibus Incentive Plan Restricted Stock Unit Non-Employee Director Award Agreement	10-Q	10.9	8/9/2018
10.56+	Form of Restricted Stock Unit Special Equity Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan	10-Q	10.47	5/7/2020
10.57+	Form of Non-Qualified Option Special Equity Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan	10-Q	10.48	5/7/2020
10.58+	Form of Restricted Stock Unit Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan effective as of January 1, 2022	10-Q	10.5	11/9/2021
10.59+	Form of Non-Qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan effective as of January 1, 2022	10-Q	10.6	11/9/2021
10.60+	Form of Restricted Stock Unit Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan effective as of August 1, 2022	SC TO-I	(d)(34)	9/12/2022
10.61+	Form of Non-Qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan effective as of August 1, 2022	SC TO-I	(d)(35)	9/12/2022
10.62+	Form of Restricted Stock Unit Inducement Award Agreement	S-8	4.1	2/27/2026
10.63+	Second Amended & Restated Employment Agreement with James D. DeVries	10-Q	10.12	11/8/2018
10.64+	Amendment to Second Amended & Restated Employment Agreement of James D. DeVries	8-K	10.2	12/3/2018
10.65+	ADT Inc. Annual Incentive Plan	8-K	10.1	7/29/2021
10.66	Investor Rights Agreement, dated December 8, 2021, by and among ADT Inc. and the Holders party thereto	10-K	10.63	3/1/2022
10.67	Support Agreement, dated as of September 5, 2022, by and between ADT Inc. and Google LLC	8-K	10.3	9/6/2022
10.68	Form of Performance Unit Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan	SC TO-I	(d)(20)	9/12/2022
10.69+	Form of Time and Performance Vesting Non-Qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan	SC TO-I	(d)(21)	9/12/2022
10.70+	Form of Time and Performance Vesting Restricted Stock Unit Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan	SC TO-I	(d)(22)	9/12/2022
10.71+	Form of Non-Qualified Option Award Agreement for use under the Prime Security Services Parent, Inc. 2016 Equity Incentive Plan	SC TO-I	(d)(24)	9/12/2022
10.72+	Form of Non-Qualified Option Award Agreement for use under the ADT Inc. 2018 Omnibus Incentive Plan, effective as of March 8, 2024	10-Q	10.2	4/25/2024
10.73+	Form of Indemnification Agreement by and between the Company and each of its Directors and Executive Officers	10-Q	10.3	10/24/2024
10.74	Investor Rights Agreement, dated as of October 13, 2022, by and between ADT Inc. and State Farm Fire & Casualty Company	8-K	10.1	10/13/2022
10.75+	Amended and Restated Management Investor Rights Agreement, dated as of January 23, 2018, by and among ADT Inc., Prime Security Services TopCo Parent and the Holders party thereto	10-K	10.39	3/15/2018
10.76+	Amendment No.1 to Amended and Restated Management Investor Rights Agreement, dated as of December 9, 2022, by and among ADT Inc., Prime Security Services TopCo Parent and the Holders party thereto	8-K	10.1	12/15/2022

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	Exhibit	Filing Date
10.77+^	Amendment No.2 to Amended and Restated Management Investor Rights Agreement, dated as of August 1, 2024, by and among ADT Inc., Prime Security Services TopCo Parent and the Holders party thereto	10-Q	10.6	8/1/2024
10.78	Fourth Amendment to the Receivables Financing Agreement, among ADT Finance LLC, Mizuho Bank, Ltd., ADT LLC, MUFG Bank, Ltd., Starbird Funding Corporation, and BNP Paribas, dated as of March 29, 2023	8-K	10.1	3/30/2023
10.79	Sixth Amendment to the Receivables Financing Agreement, among ADT Finance LLC, Mizuho Bank, Ltd., ADT LLC, MUFG Bank, Ltd., Starbird Funding Corporation, and BNP Paribas, dated as of April 10, 2024.	8-K	10.1	4/12/2024
10.80	Seventh Amendment to the Receivables Financing Agreement, among ADT Finance LLC, Mizuho Bank, Ltd., ADT LLC, MUFG Bank, Ltd., Starbird Funding Corporation, and BNP Paribas, dated as of March 27, 2025.	8-K	10.1	4/2/2025
10.81+	Retirement and Consulting Agreement, dated March 6, 2025 by and between The ADT Security Corporation (together with its subsidiaries, affiliates and successors) and Donald Young.	10-Q	10.3	4/24/2025
10.82+	Employment Offer Letter, dated September 12, 2023 between ADT LLC (together with its affiliates and successors) and David Scott.	10-Q	10.5	4/24/2025
10.83+	Employment Offer Letter, dated March 18, 2025 between ADT LLC (together with its affiliates and successors) and Fawad Ahmad.	10-Q	10.5	7/24/2025
10.84	Incremental Assumption and Amendment Agreement No. 21, dated as of October 24, 2025, by and among Prime Security Services Holdings, LLC, Prime Security Services Borrower, LLC, The ADT Security Corporation, the subsidiary loan parties party thereto, the lenders party thereto and Barclays Bank PLC, as administrative agent.	8-K	10.1	10/28/2025
10.85	Term Loan Credit Agreement, dated as of October 28, 2025, by and among Prime Security Services Holdings, LLC, Prime Security Services Borrower, LLC, The ADT Security Corporation, the lenders party thereto and Fifth Third Bank, National Association, as administrative agent.	8-K	10.2	10/28/2025
10.86+*	Employment Offer Letter, dated March 3, 2025 between ADT LLC (together with its affiliates and successors) and Omar Khan.
19	ADT Inc. Insider Trading Policy	10-K	19.1	2/27/2025
21*	Subsidiaries of ADT Inc.
23*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
31.2*	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
32.1**	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Policy Relating to Incentive Compensation Clawback	10-K	97.1	2/28/2024
101	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document
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

ADT Inc.
Date:	March 2, 2026	By:	/s/ James D. DeVries
		Name:	James D. DeVries
		Title:	Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 2, 2026.

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
Sigal Zarmi

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of ADT Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of ADT Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition – Customer Owned Transactions
As described in Note 2 to the consolidated financial statements, the Company’s customer owned transactions include installation revenue of $416 million and a portion of recurring monthly revenue of $4.2 billion for the year ended December 31, 2025. In transactions involving security systems sold outright to the customer, the Company’s performance obligations generally include the sale and installation of the security system, which is primarily recognized at a point in time based upon the nature of the transaction and contractual terms, and any monitoring and related services, which are recognized when these services are provided to the customer. Management allocates the transaction price to each performance obligation based on the relative standalone selling price, which is determined using observable internal and external pricing, profitability, and operational metrics.
The principal consideration for our determination that performing procedures relating to revenue recognition for customer owned transactions is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the customer owned transactions revenue recognition process. These procedures also included, among others, (i) testing revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as contracts, invoices, and subsequent cash receipts including testing the allocation of transaction price to the performance obligation based on relative standalone selling price, if applicable; (ii) testing a sample of selling price data used to determine the standalone selling price of the performance obligations; and (iii) confirming a sample of outstanding customer invoice balances as of December 31, 2025 and, for confirmations not returned, obtaining and inspecting source documents, such as contracts, invoices, and subsequent cash receipts.
/s/ PricewaterhouseCoopers LLP
Miami, Florida
March 2, 2026
We have served as the Company’s auditor since 2010.

ADT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$80,817	$96,212
Restricted cash and restricted cash equivalents	27,723	107,853
Accounts receivable, net of allowance for credit losses of $63,841 and $57,795, respectively	384,909	393,511
Inventories, net	201,778	196,731
Prepaid expenses and other current assets	250,325	210,613
Total current assets	945,552	1,004,920
Property and equipment, net	243,398	247,183
Subscriber system assets, net	2,790,879	2,981,161
Intangible assets, net	4,817,996	4,854,099
Goodwill	4,885,574	4,903,899
Deferred subscriber acquisition costs, net	1,451,841	1,324,376
Other assets	683,271	735,319
Total assets	$15,818,511	$16,050,957

Liabilities and stockholders' equity
Current liabilities:
Current maturities of long-term debt	$310,204	$195,791
Accounts payable	106,980	153,537
Deferred revenue	243,724	247,785
Accrued expenses and other current liabilities	336,723	634,904
Current liabilities of discontinued operations	15,317	31,763
Total current liabilities	1,012,948	1,263,780
Long-term debt	7,379,430	7,511,282
Deferred subscriber acquisition revenue	2,083,580	2,067,608
Deferred tax liabilities	1,267,329	1,167,213
Other liabilities	282,262	224,384
Noncurrent liabilities of discontinued operations	14,352	15,889
Total liabilities	12,039,901	12,250,156

Commitments and contingencies (See Note 13)

Stockholders' equity:
Preferred stock—authorized 1,000,000 shares of $0.01 par value; zero issued and outstanding as of December 31, 2025 and 2024	—	—
Common stock—authorized 3,999,000,000 shares of $0.01 par value; issued and outstanding shares of 765,201,157 and 836,589,761 as of December 31, 2025 and 2024, respectively	7,652	8,366
Class B common stock—authorized 100,000,000 shares of $0.01 par value; issued and outstanding shares of 54,744,525 as of December 31, 2025 and 2024	547	547
Additional paid-in capital	6,679,222	7,117,098
Accumulated deficit	(2,907,255)	(3,318,174)
Accumulated other comprehensive income (loss)	(1,556)	(7,036)
Total stockholders' equity	3,778,610	3,800,801
Total liabilities and stockholders' equity	$15,818,511	$16,050,957
See Notes to Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2025	2024	2023
Revenue:
Monitoring and related services	$4,354,087	$4,293,477	$4,178,998
Security installation, product, and other	774,520	604,969	473,826
Total revenue	5,128,607	4,898,446	4,652,824
Cost of revenue (exclusive of depreciation and amortization shown separately below):
Monitoring and related services	642,270	617,386	604,368
Security installation, product, and other	340,702	229,728	147,314
Total cost of revenue	982,972	847,114	751,682
Selling, general, and administrative expenses	1,469,518	1,500,470	1,386,697
Depreciation and intangible asset amortization	1,367,216	1,342,798	1,335,484
Operating income (loss)	1,308,901	1,208,064	1,178,961
Interest expense, net	(459,266)	(441,031)	(569,915)
Other income (expense)	(15,823)	48,137	(4,663)
Income (loss) from continuing operations before income taxes	833,812	815,170	604,383
Income tax benefit (expense)	(233,294)	(195,780)	(160,585)
Income (loss) from continuing operations before equity in net earnings (losses) of equity method investee	600,518	619,390	443,798
Equity in net earnings (losses) of equity method investee	—	—	6,572
Income (loss) from continuing operations	600,518	619,390	450,370
Income (loss) from discontinued operations, net of tax	(4,567)	(118,337)	12,639
Net income (loss)	$595,951	$501,053	$463,009

Common Stock:
Income (loss) from continuing operations per share - basic	$0.72	$0.69	$0.49
Income (loss) from continuing operations per share - diluted	$0.68	$0.66	$0.47

Net income (loss) per share - basic	$0.72	$0.56	$0.51
Net income (loss) per share - diluted	$0.67	$0.52	$0.48

Weighted-average shares outstanding - basic	777,822	846,521	856,843
Weighted-average shares outstanding - diluted	841,176	908,700	919,149

Class B Common Stock:
Income (loss) from continuing operations per share - basic	$0.72	$0.69	$0.49
Income (loss) from continuing operations per share - diluted	$0.68	$0.66	$0.47

Net income (loss) per share - basic	$0.72	$0.56	$0.51
Net income (loss) per share - diluted	$0.67	$0.52	$0.48

Weighted-average shares outstanding - basic	54,745	54,745	54,745
Weighted-average shares outstanding - diluted	54,745	54,745	54,745
See Notes to Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2025	2024	2023
Net income (loss)	$595,951	$501,053	$463,009
Other comprehensive income (loss), net of tax:
Cash flow hedges and other	5,478	9,126	31,038
Comprehensive income (loss)	$601,429	$510,179	$494,047
See Notes to Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of December 31, 2022	862,098	54,745	$8,621	$547	$7,380,759	$(3,949,579)	$(47,200)	$3,393,148
Net income (loss)	—	—	—	—	—	463,009	—	463,009
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	31,038	31,038
Dividends	—	—	—	—	—	(129,025)	—	(129,025)
Share-based compensation expense	—	—	—	—	51,137	—	—	51,137
Transactions related to employee share-based compensation plans and other	5,334	—	53	—	(18,591)	(2,123)	—	(20,661)
Balance as of December 31, 2023	867,432	54,745	$8,674	$547	$7,413,305	$(3,617,718)	$(16,162)	$3,788,646
Net income (loss)	—	—	—	—	—	501,053	—	501,053
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	9,126	9,126
Dividends	—	—	—	—	—	(199,398)	—	(199,398)
Share-based compensation expense	—	—	—	—	48,613	—	—	48,613
Repurchases of common stock (including excise tax)	(36,000)	—	(360)	—	(346,576)	—	—	(346,936)
Transactions related to employee share-based compensation plans and other	5,158	—	52	—	1,756	(2,111)	—	(303)
Balance as of December 31, 2024	836,590	54,745	$8,366	$547	$7,117,098	$(3,318,174)	$(7,036)	$3,800,801
Net income (loss)	—	—	—	—	—	595,951	—	595,951
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	5,478	5,478
Dividends	—	—	—	—	—	(183,269)	—	(183,269)
Share-based compensation expense	—	—	—	—	54,553	—	—	54,553
Repurchases of common stock (including excise tax)	(78,200)	—	(782)	—	(505,342)	—	—	(506,124)
Transactions related to employee share-based compensation plans and other	6,811	—	68	—	12,913	(1,763)	2	11,220
Balance as of December 31, 2025	765,201	54,745	$7,652	$547	$6,679,222	$(2,907,255)	$(1,556)	$3,778,610
See Notes to Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$595,951	$501,053	$463,009
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and intangible asset amortization	1,367,234	1,344,696	1,388,671
Amortization of deferred subscriber acquisition costs	252,553	224,647	195,794
Amortization of deferred subscriber acquisition revenue	(358,413)	(346,209)	(308,604)
Share-based compensation expense	54,553	48,613	51,137
Deferred income taxes	141,654	139,583	125,235
Provision for losses on receivables and inventory	201,825	214,802	151,065
Loss on extinguishment of debt	18,850	4,802	16,621
Goodwill, intangible, and other asset impairments	15,129	24,313	528,556
(Gain) loss on sales of businesses	—	9,557	(649,095)
Unrealized (gain) loss on interest rate swap contracts	71,445	45,160	38,497
Other non-cash items, net	72,846	(34,089)	100,087
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable, net	(143,668)	(146,134)	(107,464)
Long-term retail installment contracts	140,564	211,731	184,925
Other assets	(40,578)	(109,839)	(29,144)
Accounts payable	(51,818)	(109,330)	(111,529)
Accrued interest	(115,130)	(88,860)	(128,042)
Accrued and other liabilities	(102,932)	40,944	(83,041)
Deferred subscriber acquisition costs	(380,529)	(365,841)	(386,518)
Deferred subscriber acquisition revenue	224,783	252,274	289,534
Other, net	(80,156)	23,026	(71,968)
Net cash provided by (used in) operating activities	1,884,163	1,884,899	1,657,726
Cash flows from investing activities:
Dealer generated customer accounts and bulk account purchases	(596,483)	(585,809)	(588,638)
Subscriber system asset expenditures	(395,986)	(523,146)	(630,535)
Purchases of property and equipment	(175,747)	(163,805)	(176,353)
Proceeds (payments) from divestiture of businesses	50,557	(17,506)	1,609,347
Proceeds (payments) from interest rate swaps	(2,363)	(8,268)	—
Other investing, net	2,248	3,106	28,672
Net cash provided by (used in) investing activities	(1,117,774)	(1,295,428)	242,493
Cash flows from financing activities:
Proceeds from long-term borrowings	2,952,072	1,068,907	867,178
Proceeds from receivables facility	269,010	228,569	281,647
Repurchases of common stock, including excise tax	(606,767)	(240,556)	—
Repayment of long-term borrowings, including call premiums	(3,012,376)	(1,186,045)	(2,961,798)
Repayment of receivables facility	(233,853)	(256,672)	(200,385)
Dividends on common stock	(186,774)	(182,266)	(128,587)
Payments on finance leases	(30,209)	(29,023)	(43,733)
Proceeds (payments) from opportunity fund	(77,876)	(6,895)	(8,746)
Proceeds (payments) from interest rate swaps	66,900	93,040	82,750
Other financing, net	(2,041)	(4,415)	(32,175)
Net cash provided by (used in) financing activities	(861,914)	(515,356)	(2,143,849)
Cash and cash equivalents and restricted cash and restricted cash equivalents:
Net increase (decrease) during the period	(95,525)	74,115	(243,630)
Beginning balance	204,065	129,950	373,580
Ending balance	$108,540	$204,065	$129,950
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
Prior to March 11, 2024, the Company was majority-owned by Prime Security Services TopCo (ML), L.P., which is majority-owned by Prime Security Services TopCo Parent, L.P. (“Ultimate Parent”). Ultimate Parent is majority-owned by Apollo Investment Fund VIII, L.P. and its related funds that are directly or indirectly managed by affiliates of Apollo Global Management, Inc. (together with its subsidiaries and affiliates, “Apollo”). Following a registered secondary offering of the Company’s Common Stock by certain Apollo affiliates (and the Company’s concurrent repurchase from the underwriters of 15 million shares of Common Stock that were the subject of the offering), including the exercise of the underwriters’ overallotment option, the Company ceased to be a “controlled company” under the New York Stock Exchange (the “NYSE”) rules.
Refer to Note 16 “Related Party Transactions” for more information regarding Apollo’s registered secondary offerings of the Company’s Common Stock (collectively, the “Offerings”).
Subsequent Event - Origin Wireless, Inc. (“Origin AI”) Acquisition
On February 20, 2026, ADT acquired Origin AI , a provider of AI‑enabled presence detection and ambient sensing technology (the “Origin AI Acquisition”). Origin AI’s technology uses artificial intelligence and radio frequency signals to detect and classify human presence and activity within the home without the use of cameras, audio, or wearable devices. This technology is expected to enhance our ability to deliver improved alarm verification, reduce false alarms, and support new intelligent security and smart home use cases over time. The purchase price for the Origin AI Acquisition was $170 million in cash, subject to customary purchase price adjustments. Origin AI is now an indirect wholly owned subsidiary of ADT.
The Company will account for the Origin AI Acquisition under the acquisition method of accounting and is currently evaluating the fair values of assets acquired and liabilities assumed.
Basis of Presentation
The consolidated financial statements have been prepared in U.S. dollars in accordance with generally accepted accounting principles in the United States of America (“GAAP”).
The financial statements included herein are comprised of the consolidated results of ADT Inc. and its wholly-owned subsidiaries for which all intercompany transactions have been eliminated. The Company used the equity method of accounting to account for an investment in which it had the ability to exercise significant influence but did not control. This investment was disposed of during 2023.
Certain prior period amounts have been reclassified to conform with the current period presentation. Beginning in the first quarter of 2025, amounts previously disclosed under the caption merger, restructuring, integration, and other are presented within selling, general, and administrative expenses (“SG&A”) in the Consolidated Statements of Operations as they are no longer material for the periods presented.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates
The preparation of these consolidated financial statements in accordance with GAAP requires the Company to select accounting policies and make estimates that affect amounts reported in the consolidated financial statements and the accompanying notes. The Company’s estimates are based on the relevant information available at the end of each period. Actual results could differ materially from these estimates under different assumptions or market conditions.
Segment Information
The Company evaluates and reports information based on the manner in which the chief operating decision maker (“CODM”) evaluates performance and allocates resources. The CODM manages the business on a consolidated basis, and as such, the Company reports results in a single operating and reportable segment.
Refer to Note 3 “Segment Information.”
Discontinued Operations
The Company’s exit in 2024 from the residential solar business (the “Solar Business”) (the “ADT Solar Exit”) and the sale in 2023 of its commercial business (the “Commercial Business”) (the “Commercial Divestiture”) represented strategic shifts that had major effects on the Company’s operations and financial results. As applicable, the results of operations and financial position of these businesses are classified as discontinued operations in the Company’s Consolidated Statements of Operations and the Company’s Consolidated Balance Sheet, respectively. The Consolidated Statements of Cash Flows and Consolidated Statements of Comprehensive Income (Loss) present both continuing and discontinued operations, as applicable.
Refer to Note 4 “Divestitures.”
Unless otherwise noted, the following Notes to Consolidated Financial Statements refer to the Company’s continuing operations only.
Accounting Standards Updates (“ASU”)
Recently Adopted
Improvements to Income Tax Disclosures - ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, focuses on improvements to income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. In addition, the update includes certain other amendments to improve the effectiveness of income tax disclosures.
The Company adopted this guidance prospectively, effective January 1, 2025. The adoption of the new guidance did not have a material impact on its consolidated financial statements. Refer to Note 9 “Income Taxes” for expanded disclosures related to effective tax rate and income taxes paid.
Derivatives and Hedging (Topic 815) - ASU 2025-09, Hedge Accounting Improvements: Derivatives and Hedging, which provides targeted updates intended to simplify and improve the application of the hedge accounting.
This guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods with early adoption permitted. The Company early adopted this guidance upon issuance in the fourth quarter of 2025. The adoption did not currently impact the Company’s consolidated financial statements or related disclosures. Refer to Note 7 “Debt” and Note 8 “Derivative Financial Instruments.”
Recently Issued
Interim Reporting - ASU 2025-11, Narrow-Scope Improvements (Topic 270): Interim Reporting is intended to improve navigability of the required interim disclosures and clarify when the guidance is applicable. The amendments also include additional guidance on what disclosures should be provided in interim reporting periods. The amendment adds to Topic 270 a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity.
This guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact of this guidance on its disclosures.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Measurement of Credit Losses for Accounts Receivable and Contract Assets - ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, provides entities a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets, permitting the use of current conditions as of the balance sheet date when developing related forecasts and assumptions.
This guidance will be adopted effective January 1, 2026, and will be applied prospectively. The adoption of the new guidance is not expected to have a material impact on its consolidated financial statements.
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the amounts below reported in the Consolidated Balance Sheets to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Cash and cash equivalents	$80,817	$96,212	$14,621
Restricted cash and restricted cash equivalents(1)	27,723	107,853	115,329
Ending balance	$108,540	$204,065	$129,950
___________________
(1)For 2024 and 2023, restricted cash and restricted cash equivalents primarily included funds received from State Farm Fire & Casualty Company (“State Farm”) (the “Opportunity Fund”), net of payments and inclusive of interest earned, in connection with the State Farm Development Agreement (as defined and discussed in Note 10 “Equity” and Note 16 “Related Party Transactions”). Use of the funds was restricted and agreed to by State Farm and the Company in accordance with the State Farm Development Agreement. In October 2025, the Company repaid to State Farm $78 million of the Opportunity Fund in connection with the expiration of the State Farm Development Agreement.

The remaining amount of restricted cash relates to the Company’s uncommitted receivables securitization financing agreement (the “2020 Receivables Facility”) (refer to Note 7 “Debt”).
Supplementary Cash Flow Information
The following table summarizes supplementary cash flow information and material non-cash investing and financing transactions, excluding leases (refer to Note 14 “Leases”):

	Years Ended December 31,
(in thousands)	2025	2024	2023
Interest paid, net of interest income received(1)	$409,415	$372,036	$522,775
Payments (refunds) on income taxes, net(2)	$142,168	$21,700	$60,296
Forward share repurchase contract(3)	$—	$104,175	$—
___________________
(1)Includes interest on finance leases (refer to Note 14 “Leases”) and interest rate swaps (refer to Note 8 “Derivative Financial Instruments”).
(2)Refer to Note 9 “Income Taxes” for disclosures on income taxes paid as a result of the adoption of ASU 2023-09, which the Company adopted on a prospective basis.
(3)In December 2024, the Company entered into an agreement with a non-affiliate individual to repurchase 15 million shares of Common Stock at a price per share of $6.95, which settled in January 2025 (refer to Note 10 “Equity”). The Company recorded a liability and a reduction to additional paid-in capital as of December 31, 2024.
During 2024, proceeds and repayments of long-term borrowings on the Consolidated Statements of Cash Flows include the impact of $704 million from amendments to the Company’s First Lien Credit Agreement (as defined and discussed in Note 7 “Debt”) and $32 million from amendments to the 2020 Receivables Facility.
During 2023, proceeds and repayments of long-term borrowings on the Consolidated Statements of Cash Flows include the impact of $230 million from the refinancing of the First Lien Term Loan B due 2026 with the First Lien Term Loan B due 2030 (as defined and discussed in Note 7 “Debt”).
Prepaid Expenses and Other Current Assets

	December 31,
(in thousands)	2025	2024
Prepaid expenses	$52,992	$53,036
Contract assets (see Note 2 “Revenue and Receivables”)	28,758	19,164
Fair value of interest rate swaps (see Note 8 “Derivative Financial Instruments”)	38,264	56,164
Tax receivables	73,201	15,962
Other current assets	57,110	66,287
Prepaid expenses and other current assets	$250,325	$210,613

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Useful Lives:

Buildings and related improvements	Up to 40 years
Leasehold improvements	Lesser of remaining term of the lease or economic useful life
Capitalized software	3 to 10 years
Machinery, equipment, and other	Up to 10 years
Net Carrying Amount:

	December 31,
(in thousands)	2025	2024
Land	$9,181	$9,773
Buildings and leasehold improvements	99,992	97,263
Capitalized software(1)	454,209	574,644
Machinery, equipment, and other(2)	123,961	162,631
Construction in progress	31,734	22,106
Finance leases	128,032	127,956
Accumulated depreciation	(603,711)	(747,190)
Property and equipment, net	$243,398	$247,183
_______________
(1)    During 2025 includes approximately $266 million of retirements.
(2)    During 2025 includes approximately $46 million of retirements.

Depreciation Expense:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Depreciation expense	$185,989	$174,850	$176,407

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subscriber System Assets, net and Deferred Subscriber Acquisition Costs, net
Subscriber system assets represent capitalized equipment and installation costs incurred in connection with transactions in which the Company retains ownership of the security system, which the Company may retrieve upon termination of the contract with the customer. Subscriber system assets are reflected in the Consolidated Balance Sheets as follows:

	December 31,
(in thousands)	2025	2024
Gross carrying amount	$7,145,662	$6,878,490
Accumulated depreciation	(4,354,783)	(3,897,329)
Subscriber system assets, net	$2,790,879	$2,981,161
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
Subscriber system assets and any related deferred subscriber acquisition costs are accounted for on a pooled basis based on the month and year of customer acquisition and the Company depreciates and amortizes these pooled costs using an accelerated method over the estimated life of the customer relationship, which is 15 years. In order to align the depreciation and amortization of these pooled costs to the pattern in which their economic benefits are consumed, the accelerated method utilizes an average declining balance rate of approximately 250% and converts to straight-line methodology when the resulting charge is greater than that from the accelerated method, resulting in an average charge of approximately 55% of the pool within the first five years, 25% within the second five years, and 20% within the final five years.
Depreciation of subscriber system assets and amortization of deferred subscriber acquisition costs are reflected in depreciation and intangible asset amortization and SG&A, respectively, as follows:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Depreciation of subscriber system assets	$549,957	$557,226	$545,041
Amortization of deferred subscriber acquisition costs	$252,553	$224,647	$188,222
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued Expenses and Other Current Liabilities

	December 31,
(in thousands)	2025	2024
Accrued interest	$56,523	$107,116
Payroll-related accruals	59,045	109,078
Opportunity Fund (see Note 10 “Equity”)	240	84,516
Accrued dividends	44,992	48,918
Forward share repurchase contract liability (see Note 10 “Equity”)	—	104,175
Other accrued liabilities	175,923	181,101
Accrued expenses and other current liabilities	$336,723	$634,904
Advertising Costs
Advertising costs are recognized in SG&A expenses when incurred and were $98 million, $105 million, and $131 million during 2025, 2024, and 2023, respectively.
Included in advertising costs are certain joint marketing costs and reimbursements associated with the Google Success Funds (as defined and discussed in Note 13 “Commitments and Contingencies”).
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
Investments in money market mutual funds were $1 million and $90 million as of December 31, 2025 and December 31, 2024, respectively.
Retail Installment Contract Receivables, net - The fair values of the Company’s RICs are determined using a discounted cash flow model and are classified as Level 3 fair value measurements. Refer to Note 2 “Revenue and Receivables.”

	December 31,
	2025		2024
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Retail installment contract receivables, net	$651,811	$513,325	$669,326	$495,259

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-Term Debt Instruments - The fair values of the Company’s long-term debt instruments are determined using broker-quoted market prices, which represent quoted prices for similar assets or liabilities as well as other observable market data, and are classified as Level 2 fair value measurements. The carrying amounts of debt outstanding, if any, under the Company’s first lien revolving credit facility (the “First Lien Revolving Credit Facility”) and the 2020 Receivables Facility approximate their fair values, as interest rates on these borrowings approximate current market rates. Refer to Note 7 “Debt.”

	December 31,
	2025		2024
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt instruments(1) (see Note 7 “Debt”)	$7,641,869	$7,746,284	$7,637,631	$7,589,677
________________
(1)    Excludes finance leases.
Derivative Financial Instruments - Derivative financial instruments are reflected in the Consolidated Balance Sheet as either assets or liabilities at fair value that are primarily calculated using discounted cash flow models utilizing observable inputs, such as quoted forward interest rates, and incorporate credit risk adjustments to reflect the risk of default by the counterparty or the Company. The resulting fair values are classified as Level 2 fair value measurements.
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
Disaggregated Revenue

	Years Ended December 31,
(in thousands)	2025	2024	2023
Sources of Revenue:
Recurring monthly revenue	$4,216,374	$4,177,428	$4,069,921
Other related services	137,713	116,049	109,077
Monitoring and related services	4,354,087	4,293,477	4,178,998

Amortization of deferred subscriber acquisition revenue	358,413	346,209	301,708
Installation revenue	416,107	258,760	172,118
Security installation, product, and other	774,520	604,969	473,826

Total revenue	$5,128,607	$4,898,446	$4,652,824
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Remaining Performance Obligations
As of December 31, 2025, the Company’s total remaining unsatisfied performance obligation relating to the provision of monitoring and related services is as follows (in thousands):

0-12 Months	13-24 Months	25-36 Months	Thereafter	Total
$1,898,084	$1,045,811	$497,642	$239,784	$3,681,321
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
Changes in the Allowance for Credit Losses

	Years Ended December 31,
(in thousands)	2025	2024	2023
Beginning balance	$57,795	$46,850	$27,815
Provision for credit losses	167,189	158,346	130,407
Write-offs, net of recoveries(1)	(161,143)	(147,401)	(111,372)
Ending balance	$63,841	$57,795	$46,850
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
The Company’s RICs are recorded at amortized cost less an allowance for credit losses not expected to be recovered. The allowance for credit losses is recognized at inception and reassessed each reporting period. The allowance for credit losses relates to RICs from outright sales transactions.
The following is a summary of unbilled retail installment contract receivables, net:

	December 31,
(in thousands)	2025	2024
Retail installment contract receivables, gross	$689,023	$678,174
Allowance for credit losses	(37,212)	(8,848)
Retail installment contract receivables, net	$651,811	$669,326
Balance Sheet Classification:
Accounts receivable, net	$268,552	$260,224
Other assets	383,259	409,102
Retail installment contract receivables, net	$651,811	$669,326

As of December 31, 2025 and 2024, RICs, net, for which the Company grants a security interest as collateral for borrowings under the 2020 Receivables Facility were $593 million and $575 million, respectively. Refer to Note 7 “Debt” for further discussion regarding the 2020 Receivables Facility.

Credit Quality
Upon origination of a RIC, the Company assigns an internal credit grade derived from external credit data obtained from a nationally recognized credit reporting provider to evaluate customer credit quality and establish contract eligibility. Subsequent to origination, the Company monitors the delinquency status of the RICs as the key credit quality indicator. Delinquent billed RICs are not a material portion of the Company’s RICs.
The following table presents the gross amortized cost basis segregated by credit quality indicator and current year write-offs of the Company’s RICs by year of origination for the preceding five fiscal years as of December 31, 2025:

(in thousands)	2025	2024	2023	2022	2021	All preceding years
High	$201,419	$122,031	$78,706	$45,519	$9,234	$1
Medium(1)	97,692	43,839	21,801	10,286	2,277	7
Low	31,684	14,341	6,664	2,870	652	—
Total	$330,795	$180,211	$107,171	$58,675	$12,163	$8

Current year gross write-offs	$10,770	$38,739	$16,598	$6,583	$1,965	$256
________________
(1)Includes short-term receivables related to three-month payment plans.
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company records an allowance for credit losses against its contract assets for amounts not expected to be recovered. The allowance is recognized at inception and is reassessed each reporting period. The allowance for credit losses on contract assets was not material for the periods presented.

	December 31,
(in thousands)	2025	2024
Contract assets, gross	$69,506	$46,031
Allowance for credit losses	(6,591)	(5,221)
Contract assets, net	$62,915	$40,810
Balance Sheet Classification:
Prepaid expenses and other current assets	$28,758	$19,164
Other assets	34,157	21,646
Contract assets, net	$62,915	$40,810

The changes in the contract asset balance during 2025 and 2024 were not material.
Contract Liabilities
The Company’s primary contract liabilities are deferred subscriber acquisition revenue and deferred revenue as presented on the balance sheet. Contract liabilities primarily represent amounts billed or collected in advance of the Company’s fulfillment of performance obligations under customer contracts. Contract liabilities also include consideration received in advance for products or services that have not yet been transferred to the customer, including deferred revenue associated with the allocation of the transaction price to future performance obligations. Contract liabilities are recognized as revenue when the related performance obligations are satisfied, which typically occurs over the term of the customer’s service agreement or upon completion of installation or product delivery.
During 2025 and 2024, customer contract liabilities increased by approximately $16 million and $149 million, respectively, primarily due to new billings and customer prepayments for monitoring, installation, and other subscription-based services.
Revenue recognized from the amounts included in the beginning contract liability balance totaled approximately $560 million and $478 million for the years ended December 31, 2025 and 2024, respectively.
Additional contract liabilities recognized during the years ended December 31, 2025 and 2024 were approximately $530 million and $640 million, respectively.
Other changes in the contract liabilities were not material.
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

	Years Ended December 31,
(in thousands)	2025	2024	2023

Total segment revenue	$5,128,607	$4,898,446	$4,652,824

Less significant segment expenses:
Customer service costs(1)	432,963	409,680	387,314
Maintenance costs(1)	209,307	207,706	217,054
Security installation, product, and other costs	340,702	229,728	147,314
Selling costs, including commissions(2)	183,663	185,417	196,204
Amortization of deferred subscriber acquisition costs(2)	252,553	224,647	188,222
Advertising costs(2)	97,820	105,366	131,133
Provision for credit losses(2)	197,431	187,361	131,962
Other general and administrative costs(2)	647,499	708,979	664,182
Share-based compensation(2)	54,553	48,745	38,626
Depreciation and intangible asset amortization	1,367,216	1,342,798	1,335,484
Interest expense	469,909	450,939	586,088
Income tax expense (benefit)	233,294	195,780	160,585
Total significant segment expenses	4,486,910	4,297,146	4,184,168

Less other segment items(3):
Other items in SG&A(2)	35,999	39,955	36,368
Other, net	5,180	(58,045)	(18,082)
Total other segment items	41,179	(18,090)	18,286

Reconciliation of profit or loss:
(Income) loss from discontinued operations, net of tax(4)	4,567	118,337	(12,639)

Net income (loss)	$595,951	$501,053	$463,009
________________
(1)Included in monitoring and related services cost of revenue in the Consolidated Statements of Operations.
(2)Included in SG&A in the Consolidated Statements of Operations.
(3)Other segment items generally include other income and expenses, interest income, and certain other items included in SG&A that are not considered significant segment expenses. Interest income is not material for the periods presented.
(4)Represents activity related to the Commercial and Solar Businesses (as applicable during the periods), which are presented as discontinued operations.
Entity-Wide Disclosures
Revenue generated from customers outside of the U.S. is not material. As of December 31, 2025 and 2024, substantially all of the Company’s assets were located in the U.S.
The Company does not have any major customers given the high volume nature of the business. Refer to Note 2 “Revenue and Receivables” for further information on the Company’s products and services.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Refer to Note 12 “Earnings per Share” for basic and diluted earnings per share information associated with discontinued operations.
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
The Solar Business was reflected in the former Solar reportable segment.
Exit charges incurred and paid were not material in 2025.
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
Balance Sheet Information
There were no material assets of discontinued operations as of December 31, 2025 and December 31, 2024.

(in thousands)	December 31, 2025	December 31, 2024
Current maturities of long-term debt	$—	$22
Accounts payable	2,804	6,953
Accrued expenses and other current liabilities	12,513	24,788
Total current liabilities of discontinued operations	15,317	31,763
Long-term debt	—	32
Other liabilities	14,352	15,857
Total liabilities of discontinued operations	$29,669	$47,652

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statements of Operations Information
There was no material activity related to discontinued operations within the Statement of Operations for the year ended December 31, 2025.

	Years Ended December 31,
(in thousands)	2024	2023
Revenue	$21,254	$329,835
Cost of revenue	65,678	256,784
Selling, general, and administrative expenses	101,366	215,054
Depreciation and intangible asset amortization	1,898	15,496
Goodwill impairment	—	511,176
Other (income) and expense items	1,481	2,235
Income (loss) from discontinued operations before income taxes	(149,169)	(670,910)
Income tax benefit (expense)	39,096	156,000
Income (loss) from discontinued operations, net of tax	$(110,073)	$(514,910)
Cash Flow Information
There was no material activity related to discontinued operations within the Statement of Cash Flows for the year ended December 31, 2025.

	Years Ended December 31,
(in thousands)	2024	2023
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and intangible asset amortization	$1,898	$15,496
Goodwill, intangible, and other asset impairments	$13,770	$515,730
Cash flows from investing activities:
Purchases of property and equipment	$(80)	$(4,027)

Commercial Divestiture
On August 7, 2023, the Company entered into an Equity Purchase Agreement to sell substantially all of the issued and outstanding equity interests of its commercial business (the “Commercial Divestiture”). On October 2, 2023, the Company completed the Commercial Divestiture for a purchase price of approximately $1.6 billion, subject to certain customary post-closing adjustments, and recognized a pre-tax gain on sale of approximately $630 million, which was recognized in income (loss) from discontinued operations during 2023.
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
The Commercial Business was previously reflected in the Commercial reportable segment.
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
Statements of Operations Information
During the year ended December 31, 2025, activity relating to the Commercial Divestiture was immaterial.
During the year ended December 31, 2024, activity, net of tax, relating to the Commercial Divestiture was approximately $8 million primarily related to the settlement of post-closing adjustments.

Year Ended December 31,
(in thousands)	2023
Revenue	$1,035,048
Cost of revenue	688,433
Selling, general, and administrative expenses	213,514
Depreciation and intangible asset amortization	37,691
Other income and expense items	19,174
Income (loss) from discontinued operations before gain on sale of business and income taxes	76,236
Gain on sale of business	629,980
Income (loss) from discontinued operations before income taxes	706,216
Income tax benefit (expense)	(178,667)
Income (loss) from discontinued operations, net of tax	$527,549
Cash Flow Information

Year Ended December 31,
(in thousands)	2023
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and intangible asset amortization	$37,691
Share-based compensation expense	$11,699
Cash flows from investing activities:
Subscriber system asset expenditures	$(8,902)
Purchases of property and equipment	$(4,399)
Transition Services Agreement
In connection with the Commercial Divestiture, the Company entered into a Transition Services Agreement (the “Commercial TSA”) for the provision of certain transitional services relating to ongoing support and other administrative functions to each other for a transitional period of up to 24 months after the closing of the Commercial Divestiture. Commercial TSA fees charged to the Commercial Business represent charges for internal labor as well as certain third-party costs identified in connection with providing such services. Income from the Commercial TSA is recognized in other income (expense), and expenses incurred by the Company to support the transition are recorded based on the nature of the expense. During 2025 Commercial TSA income was not material. During 2024 and 2023, the Company recognized income from the Commercial TSA of $40 million and $12 million, respectively.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ADT Brand License and Intellectual Property Rights
The Company and GTCR entered into an agreement granting GTCR a license to continue to use the ADT brand and other Company trademarks for a period of twelve months to transition from Company branding (the “Brand License”). The Company has also agreed to a covenant not to assert a claim against GTCR for infringement of the Company's patents as of the Commercial Divestiture for products and services that were used in the Commercial Business prior to the Commercial Divestiture, and has provided GTCR with a paid-up, irrevocable, non-assignable (with limited exceptions) license to continue to use certain software and other Company intellectual property in the same manner. Royalty income is included in other income (expense) and is not material.
Other Divestitures
During 2025, the Company completed the sale of its multifamily business (the “Multifamily Divestiture”) for a purchase price of approximately $56 million, subject to certain customary post-closing adjustments. The Company recorded $12 million of goodwill impairment, which is recognized in SG&A. Any gain or loss on sale pursuant to customary post-closing adjustments is not expected to be material.
During 2023, proceeds related to disposal activities not reflected as discontinued operations totaled $36 million, resulting in a gain on sale of $19 million recognized in SG&A.
5.     EQUITY METHOD INVESTMENTS
Canopy Investment
In April 2022, the Company and Ford Motor Company (“Ford”) formed a new entity, SNTNL LLC (“Canopy”), and the Company contributed cash of $11 million (the “Initial Contribution”). Since the Initial Contribution, the Company contributed $7 million. The Company accounted for its investment in Canopy under the equity method of accounting as the Company was not the primary beneficiary, and therefore, did not consolidate Canopy’s assets, liabilities, and financial results of operations.
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
6.     GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
During the third quarter of 2025, the Company recorded a goodwill impairment charge of $12 million in connection with the Multifamily Divestiture, which is reflected in SG&A, and derecognized the remaining $6 million of goodwill upon completion of the divestiture on October 1, 2025. Refer to Note 4 “Divestitures.”
The Company also had previously reported accumulated goodwill impairment losses that were associated with the Solar reporting unit, which is presented as a discontinued operation.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Intangible Assets

	December 31, 2025			December 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Contracts and related customer relationships	$6,754,810	$(4,012,248)	$2,742,562	$6,158,349	$(3,464,926)	$2,693,423
Dealer relationships(1)	1,518,020	(776,413)	741,607	1,518,020	(697,324)	820,696
Other(2)	199,973	(199,146)	827	209,773	(202,793)	6,980
Total definite-lived intangible assets	8,472,803	(4,987,807)	3,484,996	7,886,142	(4,365,043)	3,521,099

Indefinite-lived intangible assets:
Trade name(3)	1,333,000	—	1,333,000	1,333,000	—	1,333,000
Intangible assets	$9,805,803	$(4,987,807)	$4,817,996	$9,219,142	$(4,365,043)	$4,854,099
__________________
(1)Originated from the Formation Transactions and the ADT Acquisition in 2015 and 2016, respectively. Amortized primarily over 19 years on a straight-line basis based on management estimates about attrition and the longevity of the underlying dealer network that existed at the time of acquisition.
(2)Primarily relates to trade names and other technology assets. Amortized over a period of up to 10 years on a straight-line basis.
(3)ADT trade name acquired as part of the ADT Acquisition.
Contracts and Related Customer Relationships
Contracts and related customer relationships comprise contracts with customers purchased under the ADT Authorized Dealer Program (as defined below) or from other third parties as well as customer relationships that originated from business acquisitions.
Additionally, the Company maintains a network of agreements with third-party independent dealers who sell alarm equipment and ADT Authorized Dealer-branded monitoring and interactive services to residential end users (the “ADT Authorized Dealer Program”). The dealers in this program generate new end-user contracts with customers which the Company has the right, but not the obligation, to purchase from the dealer. Purchases of contracts with customers under the ADT Authorized Dealer Program, or from other third parties, are considered asset acquisitions and are recognized based on the cost to acquire the assets, which may include cash consideration, non-cash consideration, contingent consideration, and directly-attributable transaction costs. The Company may charge back the purchase price of any end-user contract if the contract is canceled during the charge-back period, which is generally thirteen months from the date of purchase. The Company records the amount of the charge back as a reduction to the purchase price.
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
Customer relationships acquired as part of business acquisitions, which primarily originated from the Formation Transactions, are amortized over a period of up to 15 years based on management estimates about the amounts and timing of estimated future revenue from customer accounts and average customer account life that existed at the time of the related business acquisition.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The change in the net carrying amount of contracts and related customer relationships during the period was as follows:

	Years Ended December 31,
(in thousands)	2025	2024
Balance as of December 31, 2024	$2,693,423	$2,634,211
Customer contract additions, net of dealer charge-backs	598,127	586,994
Amortization	(548,988)	(527,782)
Balance as of December 31, 2025	$2,742,562	$2,693,423
During 2025 and 2024, the weighted-average amortization period for customer contract additions under the ADT Authorized Dealer Program and from other third parties was approximately 15 years.
During 2025 and 2024, the Company completed multiple customer account purchases for an aggregate contractual purchase price of $132 million and $98 million, respectively, subject to reductions based on customer retention. The Company paid total cash at the closings in the aggregate amounts of $115 million and $81 million, respectively, which is included in dealer generated customer accounts and bulk account purchases on the Consolidated Statements of Cash Flows.
Definite-Lived Intangible Asset Amortization Expense

	Years Ended December 31,
(in thousands)	2025	2024	2023
Definite-lived intangible asset amortization expense	$630,936	$610,389	$613,679
As of December 31, 2025, the estimated aggregate amortization expense on our existing intangible assets is expected to be as follows (in thousands):

2026	2027	2028	2029	2030	Thereafter
$589,793	$507,650	$444,625	$396,975	$338,643	$1,207,310
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

volatility in equity and debt markets resulting in higher discount rates, and unexpected regulatory changes. As a result, there are inherent uncertainties related to these judgments and factors that may ultimately impact the estimated fair value determinations.
During the third quarter of 2025, the Company recorded a goodwill impairment charge of $12 million in connection with the Multifamily Divestiture, which is reflected in SG&A. Refer to Note 4 “Divestitures.”
Additionally, the Company performed a qualitative goodwill impairment test as of October 1, 2025 on its single reporting unit. The Company concluded that it is more- likely-than-not that the fair value of the Company’s reporting unit exceeds its carrying value, and as a result, the Company did not perform a quantitative impairment test or record any additional goodwill impairment losses.
The Company did not record any goodwill impairment losses in income/(loss) from continuing operations during 2024 and 2023.
The Company’s previously recorded goodwill impairment charges associated with the Solar reporting unit are presented in income (loss) from discontinued operations, net of tax.
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
As of October 1, 2025, the Company quantitatively tested the ADT trade name for impairment. Based on the results of the test, the Company did not record any impairment losses as the estimated fair value of the trade name substantially exceeded its carrying amount.
During 2024 and 2023, the Company did not record any impairment losses on its indefinite lived intangible asset.
Definite-Lived Intangible Asset Impairment
Definite-lived intangible asset impairments were not material during 2025, 2024, and 2023.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.     DEBT
The Company’s debt is comprised of the following (in thousands):

				Interest Payable	Balance as of December 31,
Debt Description	Issued	Maturity	Interest Rate(1)		2025	2024
First Lien Term Loan B due 2030	10/13/2023	10/13/2030	Term SOFR +2.00%	Quarterly	$1,764,249	$1,984,090
First Lien Term Loan B-2 due 2032	3/7/2025	3/7/2032	Term SOFR +1.75%	Quarterly	1,441,989	—
First Lien Revolving Credit Facility	3/16/2018	10/1/2029	Term SOFR +2.00%	Quarterly	—	—
First Lien Term Loan A due 2030	10/28/2025	10/28/2030	Term SOFR +1.50%	Quarterly	325,000	—
First Lien Notes due 2026	4/4/2019	4/15/2026	5.750%	3/15 and 9/15	75,000	1,350,000
First Lien Notes due 2027	8/20/2020	8/31/2027	3.375%	6/15 and 12/15	1,000,000	1,000,000
First Lien Notes due 2029	7/29/2021	8/1/2029	4.125%	2/1 and 8/1	1,000,000	1,000,000
First Lien Notes due 2033	10/15/2025	10/15/2033	5.875%	1/15 and 7/15	1,000,000	—
Second Lien Notes due 2028	1/28/2020	1/15/2028	6.250%	1/15 and 7/15	—	1,300,000
ADT Notes due 2032	5/2/2016	7/15/2032	4.875%	1/15 and 7/15	728,016	728,016
ADT Notes due 2042	7/5/2012	7/15/2042	4.875%	1/15 and 7/15	21,896	21,896
2020 Receivables Facility(2)	3/5/2020	11/20/2030	Various	Monthly	443,058	407,901
Total debt principal, excluding finance leases					7,799,208	7,791,903
Plus: Finance lease obligations(3)					47,765	69,442
Unamortized debt discount, net					(30,579)	(12,081)
Unamortized deferred financing costs					(22,949)	(26,990)
Unamortized purchase accounting fair value adjustment and other					(103,811)	(115,201)
Total debt					7,689,634	7,707,073
Less: Current maturities of long-term debt, net of unamortized debt discount					(310,204)	(195,791)
Long-term debt					$7,379,430	$7,511,282
__________________
(1)Interest rate as of December 31, 2025. Interest on the 2020 Receivables Facility is primarily based on the Secured Overnight Financing Rate (“SOFR”) +0.95% and Cost of Funds (“COF”) +0.85%.
(2)Maturity date for the 2020 Receivables Facility represents the final maturity of date of current loans borrowed under the facility.
(3)Refer to Note 14 “Leases” for additional information regarding the Company’s finance leases.
First Lien Credit Agreement
The Company’s first lien credit agreement dated as of July 1, 2015 (together with subsequent amendments and restatements, the “First Lien Credit Agreement”) provides for term loans (the “First Lien Term Loan B due 2030” and the “First Lien Term Loan B-2 due 2032,” together, the “First Lien Term Loan Bs”) and a revolving credit facility (the “First Lien Revolving Credit Facility”).
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
The First Lien Term Loan B due 2030
The First Lien Term Loan B due 2030 requires scheduled quarterly amortization payments equal to 0.25% of its outstanding principal amount at the time of the December 2024 amendment (discussed below), with the remaining balance payable at maturity.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Borrowers may make voluntary prepayments on the First Lien Term Loan B due 2030 at any time prior to maturity at par, subject to a 1.00% prepayment premium in the event of certain specified refinancing events at any time before June 2025.
Additionally, based on certain specified net first lien leverage ratios, the Borrowers may be required to make annual prepayments on the outstanding First Lien Term Loan B due 2030 with a percentage of the Company’s excess cash flow, as defined in the First Lien Credit Agreement, if the excess cash flow exceeds a certain specified threshold, which is 0% if our net first lien leverage ratio is less than or equal to 2.20 to 1.00. As of December 31, 2025, the Borrowers were not required to make an annual prepayment based on the Company’s excess cash flow.
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
The First Lien Term Loan B-2 due 2032
The First Lien Term Loan B-2 due 2032 requires scheduled quarterly amortization payments equal to 0.25% of its original principal amount with the remaining balance payable at maturity.
The Borrowers may make voluntary prepayments on the First Lien Term Loan B-2 due 2032 at any time prior to maturity at par, subject to a 1.00% prepayment premium in the event of certain specified refinancing events during the first six months after the most recent amendment.
The First Lien Term Loan B-2 due 2032 bears interest at a rate equal to, at the Prime Borrower’s option, either (a) a term SOFR rate with a floor of zero or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50% per annum, (ii) the rate of interest per annum last quoted by The Wall Street Journal as the “Prime Rate” in the United States and (iii) the Base Rate, in each case, plus an applicable margin of 1.75% per annum for Term SOFR loans and 0.75% per annum for Base Rate loans. Prime Borrower has elected the Term SOFR alternative to apply to borrowings of the First Lien Term Loan B-2 due 2032.
The First Lien Term Loan B-2 due 2032 is subject to a springing maturity of 91 days prior to the maturity date of certain long-term indebtedness of Prime Security Services Borrower, LLC and its subsidiaries if, on such date, the aggregate principal amount of such indebtedness equals or exceeds $1 billion. Loans under the First Lien Term Loan B-2 due 2032 are treated as a separate class from the existing loans under the First Lien Term Loan B due 2030.
First Lien Revolving Credit Facility
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
As of December 31, 2025, the Company had $800 million in available borrowing capacity under the First Lien Revolving Credit Facility.
Significant Activity
Significant amendments and restatements related to the First Lien Credit Agreement during the periods presented were as follows:
•October 2023 - The Company redeemed approximately $1.3 billion of the then outstanding term loan due 2026 (the “First Lien Term Loan B due 2026”) using net proceeds from the Commercial Divestiture.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•October 2023 - The Company amended and restated the First Lien Credit Agreement and refinanced the remaining outstanding balance of the First Lien Term Loan B due 2026 with a new $1.375 billion 7-year First Lien Term Loan B due 2030.
•April 2024 - The Company amended and restated the First Lien Credit Agreement, which reduced the interest rate on the First Lien Term Loan B due 2030 from Term SOFR +2.50% to Term SOFR +2.25%.
•May 2024 - The Company amended and restated the First Lien Credit Agreement, which included the exchange of $143 million principal amount of loans under the Company’s then outstanding Term Loan A Facility due 2028 for its First Lien Term Loan B due 2030. In addition, later that month, the Company further amended and restated the First Lien Credit Agreement, pursuant to which the Company incurred an additional $474 million of outstanding principal under the First Lien Term Loan B due 2030 with the proceeds used to pay off the remaining outstanding balance of the Company’s then outstanding Term Loan A Facility due 2028.
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
•March 2025 - The Company amended and restated the First Lien Credit Agreement, which provided for the issuance of a new $600 million First Lien Term Loan B-2 due 2032, and received net proceeds of $597 million. The Company used the net proceeds to redeem $500 million of the First Lien Notes due 2026.
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
•October 2025 - The Company amended and restated the First Lien Credit Agreement, which provided for the issuance of $300 million of incremental borrowings under the First Lien Term Loan B-2 due 2032, and received net proceeds of $297 million. The Company used the net proceeds to partially redeem the Second Lien Notes due 2028.
•October 2025 - The Company redeemed $200 million of the First Lien Term Loan B due 2030 using proceeds from the First Lien Term Loan A due 2030.
During 2024 and 2023, proceeds and repayments of long-term borrowings on the Consolidated Statements of Cash Flows include the impact of $704 million and $230 million, respectively, from certain of the amendments described above.
Significant borrowings and repayments under the First Lien Revolving Credit Facility during the periods presented were as follows:
•2023: There were no borrowings or repayments.
•2024: The Company borrowed $365 million and repaid $365 million.
•2025: The Company borrowed $198 million and repaid $198 million.
First Lien Term Loan A due 2030
On October 28, 2025, the Company entered into a term loan credit agreement (together with subsequent amendments and restatements, the “Term Loan Credit Agreement”) for an aggregate principal amount of $325 million of term loans under a senior secured term loan A facility (the “First Lien Term Loan A due 2030”). The Company used the proceeds for general corporate purposes and to redeem $200 million of the First Lien Term Loan B due 2030.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The First Lien Term Loan A due 2030 requires scheduled amortization payments, commencing on March 31, 2026, in annual amounts equal to (a) prior to March 31, 2028, 2.5% of its original principal amount and (b) on or after March 31, 2028, 5.0% of its original principal amount, payable quarterly, with the balance payable at maturity. The Company may make voluntary prepayments of the First Lien Term Loan A due 2030 at any time prior to maturity at par.
The First Lien Term Loan A due 2030 bears interest at a rate equal to, at the Prime Borrower’s option, either (a) a Term SOFR rate with a floor of zero or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50% per annum, (ii) the rate of interest per annum last quoted by The Wall Street Journal as the “Prime Rate” in the United States and (iii) the one-month adjusted term SOFR plus 1.00% per annum, in each case, plus an applicable margin of 1.50% per annum for Term SOFR loans and 0.50% per annum for Base Rate loans, subject to adjustments based on certain specified net first lien leverage ratios. The Company has elected the Term SOFR alternative to apply to borrowings of the First Lien Term Loan A due 2030.
Indebtedness incurred under the Term Loan Credit Agreement is guaranteed, jointly and severally, on a senior secured first-priority basis, by substantially all of the Prime Borrower’s wholly owned material domestic subsidiaries, and by Prime Borrower’s direct parent on a limited recourse basis, and is secured by a pledge of Prime Borrower’s capital stock directly held by its direct parent and by first-priority security interests in substantially all of the assets of Prime Borrower and the subsidiary guarantors, in each case subject to certain permitted liens and exceptions.
Additionally, the Term Loan Credit Agreement includes customary mandatory prepayment provisions, covenants and restrictions, including a financial maintenance covenant requiring the Borrowers to comply as of the last day of each fiscal quarter, beginning with the fiscal quarter ending March 31, 2026, with a specified maximum consolidated net first lien leverage ratio.
First Lien Notes due 2024
As of December 31, 2025, the Company fully redeemed the 5.250% first-priority senior secured notes due 2024 (the “First Lien Notes due 2024”) as a result of the following transactions:
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

As discussed above, partial redemptions of the First Lien Notes due 2026 were as follows:
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
•December 2025 - The Company redeemed $225 million of the First Lien Notes due 2026, excluding accrued and unpaid interest, for a total redemption price of $226 million, which includes a make-whole payment, using cash on hand.
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

First Lien Notes due 2033
In October 2025, the Company issued $1.0 billion aggregate principal amount of 5.875% first-priority senior secured notes due 2033 (the “First Lien Notes due 2033”).
The First Lien Notes due 2033 will mature on October 15, 2033, with semi-annual interest payment dates of January 15 and July 15 of each year, beginning January 15, 2026, and may be redeemed at the Company’s option as follows:
•Prior to October 15, 2032, in whole at any time or in part from time to time, at a redemption price equal to the greater of (i) 100% of the principal amount of the First Lien Notes due 2033 to be redeemed and (ii) the sum of the present values of the aggregate principal amount of the First Lien Notes due 2033 to be redeemed and the remaining scheduled interest payments due on any date after the redemption date, to and including October 15, 2032, discounted at an adjusted treasury rate plus 50 basis points, plus, in either case accrued and unpaid interest as of, but excluding, the redemption date.
•On or after October 15, 2032, in whole at any time or in part from time to time, at a redemption price equal to 100% of the principal amount of the First Lien Notes due 2033 to be redeemed and accrued and unpaid interest as of, but excluding, the redemption date.
The Company’s obligations relating to the First Lien Notes due 2033 are guaranteed, jointly and severally, on a senior secured first-priority basis, by substantially all of the Company’s subsidiaries and are secured by first-priority security interests in substantially all of the assets of the Company’s domestic subsidiaries, subject to certain permitted liens and exceptions.
Upon the occurrence of specified change of control events, the Company may be required to purchase the notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the purchase date.
The indenture governing the First Lien Notes due 2033 also provides for customary events of default.
Second Lien Notes due 2028
In October 2025, the Company redeemed its 6.250% second-priority senior secured notes due 2028 (the “Second Lien Notes due 2028”) at par using proceeds from the First Lien Notes due 2033, incremental borrowings under the First Lien Term Loan B-2 due 2032, and cash on hand.
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
The outstanding ADT Notes are due at maturity, and may be redeemed, in whole at any time or in part from time to time, at a redemption price equal to the principal amount of the notes to be redeemed, plus a make-whole premium, plus accrued and unpaid interest as of, but excluding, the redemption date.
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
Significant amendments to the 2020 Receivables Facility during the periods presented were as follows:
•March 2023 - The borrowing capacity was increased from $400 million to $500 million and the uncommitted revolving period was extended from May 2023 to March 2024, among other things.
•March 2024 - The uncommitted revolving period was extended from March 2024 to April 2024.
•April 2024 - The borrowing capacity was increased from $500 million to $550 million and the uncommitted revolving period was extended from April 2024 to April 2025, among other things. In addition, proceeds and repayments from the receivables facility during 2024 include the impact of $32 million from these amendments.
•March 2025 - The uncommitted revolving period was extended to March 2026, the interest rate on outstanding borrowings was reduced, and the advance rate on pledged collateral was increased.
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
As of December 31, 2025, the Company had an uncommitted available borrowing capacity under the 2020 Receivables Facility of $107 million.
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
As of December 31, 2025 and 2024, the SPE’s assets and liabilities primarily consisted of a portion of the Company’s unbilled retail installment contract receivables, net, of $593 million and $575 million, respectively, and borrowings under the 2020 Receivables Facility as presented above.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Covenants
The Company’s credit agreements and indentures associated with the borrowings above contain certain covenants and restrictions that limit the Company’s ability to, among other things: (a) incur additional debt or issue certain preferred equity interests; (b) create liens on certain assets; (c) make certain loans or investments (including acquisitions); (d) pay dividends on or make distributions in respect of the capital stock or make other restricted payments; (e) consolidate, merge, sell, or otherwise dispose of all or substantially all of the Company’s assets; (f) sell assets; (g) enter into certain transactions with affiliates; (h) enter into sale-leaseback transactions; (i) restrict dividends from the Company’s subsidiaries or restrict liens; (j) change the Company’s fiscal year; and (k) modify the terms of certain debt or organizational agreements.
The Company’s credit agreements and indentures associated with the borrowings above also provide for customary events of default.
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
As of December 31, 2025, the Company was in compliance with all financial covenant and other maintenance tests for all debt obligations.
Loss on Extinguishment of Debt
Loss on extinguishment of debt includes the payment of call and redemption premiums, the write-off of unamortized deferred financing costs and discounts, and certain other expenses associated with extinguishment of debt.
Loss on extinguishment of debt was $19 million, $5 million, and $17 million during 2025, 2024, and 2023, respectively.
Additional fees and other costs associated with financing transactions were not material during the periods presented.
Other
As of December 31, 2025, the aggregate annual maturities of debt, excluding finance leases, were as follows:

(in thousands)	2026	2027	2028	2029	2030	Thereafter	Total
Debt principal	$287,530	$1,179,896	$132,050	$1,093,356	$1,987,196	$3,119,180	$7,799,208
Interest expense (excluding interest income) during 2025, 2024, and 2023 on the Company’s debt, including finance leases and interest rate swap contracts presented within interest expense, net, was $470 million, $451 million, and $586 million, respectively.
8.     DERIVATIVE FINANCIAL INSTRUMENTS
The Company's derivative financial instruments primarily consist of interest rate swap contracts, which were entered into with the objective of managing exposure to variability in interest rates on the Company’s variable rate debt. SOFR is the applicable benchmark for all of the Company’s interest rate swap contracts. All interest rate swap contracts are reported at fair value in the Consolidated Balance Sheets. Derivative instruments designated as cash flow hedges were highly effective at inception and are expected to continue to be highly effective.
For interest rate swap contracts that are:
•Not designated as cash flow hedges: Unrealized gains and losses are recognized in interest expense, net, and other income (expense) depending on the nature of the underlying.
•Designated as cash flow hedges: Unrealized gains and losses are recognized as a component of accumulated other comprehensive income (loss) (“AOCI”) and are reclassified into interest expense, net, in the same period in which the related interest on debt affects earnings.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Cash flows associated with the Company’s derivatives are reflected as follows:
•Operating activities: Includes cash flows associated with the Company’s interest rate swap contracts that are designated as cash flow hedges.
•Investing activities: Includes cash flows associated with the Company’s interest rate swap contracts that were entered into with the intention of offsetting the economic overhedged position of a portion of the Company’s existing interest rate swaps.
•Financing activities: Includes cash flows associated with the Company’s interest rate swap contracts that included an other-than-insignificant financing element at inception.

(in thousands)			December 31,
Execution	Maturity	Designation	2025	2024
October 2019(1)(2)	September 2026	Not designated	$2,800,000	$2,800,000
March 2023	March 2028	Not designated	100,000	100,000
April 2023	March 2028	Not designated	200,000	200,000
December 2023(2)	September 2026	Not designated	700,000	700,000
June 2025(3)	March 2032	Cash flow hedge	550,000	—
July 2025(3)	March 2032	Cash flow hedge	500,000	—
July 2025	March 2032	Not designated	100,000	—
September 2025(4)	October 2030	Cash flow hedge	200,000	—
October 2025(3)	December 2030	Cash flow hedge	100,000	—
October 2025(3)	March 2032	Cash flow hedge	200,000	—
October 2025(4)	December 2027	Cash flow hedge	1,400,000	—
Total notional amount			$6,850,000	$3,800,000
___________________
(1)These swaps contain an other-than-insignificant financing element due to their off-market terms at the inception. Prior to March 2020, these swaps were designated as cash flow hedges.
(2)The December 2023 swaps were entered into to offset the excess notional interest rate swaps as a result of the partial redemption of the then outstanding First Lien Term Loan B due 2026 in connection with the Commercial Divestiture. The changes in fair value associated with these swaps and a portion of the October 2019 swaps are reflected in other income (expense).
(3)These swaps were entered into to hedge the interest rate variability on the Company’s First Lien Term Loan B-2 due 2032 or its direct replacement.
(4)These forward-starting swaps were entered into to hedge the interest rate variability on the Company’s First Lien Term Loan B due 2030 or its direct replacement with the swap settlement periods commencing in September 2026.
Classification and Fair Value

	December 31,
Balance Sheet Classification (in thousands)	2025	2024
Prepaid expenses and other current assets	$38,264	$56,164
Other assets	3,722	54,102
Accrued expenses and other current liabilities	(1,044)	(1,466)
Other liabilities	(3,187)	(208)
Fair value of interest rate swaps - net asset (liability)	$37,755	$108,592

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unrealized Gains (Losses)

	Years Ended December 31,
Statement of Operations Classification (in thousands)	2025	2024	2023
Interest expense, net	$(55,984)	$(27,164)	$(22,174)
Other income (expense)	$(15,461)	$(17,996)	$(16,511)
Changes in and Reclassifications out of AOCI

(in thousands)
Balance as of December 31, 2022	$(45,513)
Pre-tax current period change	42,295
Income tax benefit (expense)	(10,166)
Balance as of December 31, 2023	(13,384)
Pre-tax current period change	7,921
Income tax benefit (expense)	(1,913)
Balance as of December 31, 2024	(7,376)
Pre-tax current period change	7,323
Income tax benefit (expense)	(1,766)
Balance as of December 31, 2025	$(1,819)
During 2023, the Company recorded $25 million to interest expense, net associated with the reclassification from AOCI of historical losses related to the de-designated interest rate swaps for which the cash flows were probable of not occurring as a result of the partial redemption of the Company’s then outstanding First Lien Term Loan B due 2026.
As of December 31, 2025, AOCI associated with previously designated cash flow hedges that is estimated to be reclassified to interest expense, net, within the next twelve months is not material.
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
The amounts and related disclosures below are based on the continuing operations of the Company, unless otherwise noted.
Components of Income Before Taxes

	Years Ended December 31,
(in thousands)	2025	2024	2023
United States	$830,266	$808,476	$601,370
Foreign	3,546	6,694	3,013
Income (loss) from continuing operations before income taxes and equity in net earnings (losses) of equity method investee	$833,812	$815,170	$604,383

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of Income Tax Benefit (Expense)(1)

	Years Ended December 31,
(in thousands)	2025	2024	2023
Current:
Federal	$(52,668)	$1,027	$(358)
State	(35,746)	(13,829)	(57,024)
Foreign	(1,156)	(2,096)	(923)
Current income tax benefit (expense)	(89,570)	(14,898)	(58,305)

Deferred:
Federal	(127,530)	(105,711)	(136,457)
State	(14,505)	(33,702)	11,704
Foreign	(155)	(170)	(194)
Deferred income tax benefit (expense)	(142,190)	(139,583)	(124,947)
Total income tax benefit (expense)	$(231,760)	$(154,481)	$(183,252)
___________________
(1)The components of tax benefit (expense) include both continuing and discontinued operations for all periods presented in accordance with Accounting Standards Codification (“ASC”) 740. This presentation is to reflect the Company’s tax structure and filings.
Income tax benefit (expense) is included in the Consolidated Statements of Operations as follows:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Continuing Operations:
Federal	$(181,437)
State	(50,546)
Foreign	(1,311)
Continuing operations(1)	$(233,294)	$(195,780)	$(160,585)
Discontinued operations	1,534	41,299	(22,667)
Total income tax benefit (expense)	$(231,760)	$(154,481)	$(183,252)
___________________
(1)The components of income tax benefit (expense) from continuing operations are only required for the year ended December 31, 2025 due to the Company’s adoption of ASU 2023-09 on a prospective basis.
Effective Tax Rate Reconciliations

	Year Ended December 31, 2025(1)
	Amount ($)	Percent (%)
U.S. federal statutory tax rate	$175,101	21.0%
State and local income taxes, net of federal income tax effects(2)	39,993	4.8%
Foreign tax effects	1,330	0.2%
Tax Credits	(1,452)	(0.2)%
Nontaxable or nondeductible items	10,673	1.3%
Changes in unrecognized tax benefits	6,408	0.8%
Other adjustments	1,241	0.1%
Income tax expense (benefit) and effective tax rate	$233,294	28.0%
___________________
(1)The Company adopted ASU 2023-09 effective January 1, 2025, on a prospective basis, which is reflected in the table above.
(2)The following state taxes made up the majority (greater than 50%) of the tax effect in this category: California, Florida, New York, New Jersey, Illinois.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	2024	2023
Statutory federal tax rate	21.0%	21.0%
State income taxes, net of federal benefits	5.4%	6.1%
Non-U.S. tax	0.3%	0.2%
Non-deductible and non-taxable charges	0.8%	1.0%
Unrecognized tax benefits	(4.0)%	(1.0)%
Share-based compensation	0.1%	—%
Non-deductible goodwill on dispositions	—%	0.7%
Federal credits	0.1%	(0.6)%
Acquisitions and dispositions	1.2%	(0.9)%
Legislative changes	(0.4)%	0.6%
Prior year return adjustments	(0.6)%	(0.6)%
Other	0.1%	0.1%
Effective tax rate	24.0%	26.6%
Income Taxes Paid (Net of Refunds Received)

Year Ended December 31,
(in thousands)	2025
Federal	$105,500
State	35,259
Foreign	1,409
Total (1)	$142,168
___________________
(1)The Company adopted ASU 2023-09, effective January 1, 2025, on a prospective basis, which is reflected in the table above.
Deferred Tax Assets and Deferred Tax Liabilities
The components of the Company's net deferred tax assets (liabilities) were as follows:

	December 31,
(in thousands)	2025	2024
Deferred tax assets:
Accrued liabilities and reserves	$94,183	$94,084
Tax loss and credit carryforwards	37,579	75,927
Disallowed interest carryforward	177,546	230,048
Deferred revenue	184,415	218,639
Other	64,051	91,892
Total deferred tax assets	557,774	710,590
Valuation allowance	(12,264)	(12,264)
Deferred tax assets, net of valuation allowance	$545,510	$698,326

Deferred tax liabilities:
Subscriber system assets	$(707,458)	$(757,046)
Intangible assets	(1,063,710)	(1,051,499)
Other	(41,095)	(56,994)
Total deferred tax liabilities	(1,812,263)	(1,865,539)
Net deferred tax assets (liabilities)	$(1,266,753)	$(1,167,213)

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
The changes in the valuation allowance for deferred tax assets were as follows:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Beginning balance	$(12,264)	$(12,264)	$(57,715)
Income tax benefit (expense)(1)	—	—	43,277
Write-offs and other	—	—	2,174
Ending balance	$(12,264)	$(12,264)	$(12,264)
__________________
(1)During 2023, the change is primarily related to the utilization of capital loss carryforwards against which a valuation allowance was previously recorded. The utilization is attributable to capital gains generated in connection with the Commercial Divestiture.
As of December 31, 2025, the Company has no remaining financial statement federal net operating loss (“NOL”) carryforwards.
As of December 31, 2025, the Company’s valuation allowance for deferred tax assets was primarily related to capital loss carryforwards in Canada primarily generated in connection with the sale of ADT Canada during 2019.
The Tax Cuts and Jobs Act of 2017 introduced IRC Section 163(j), which limits the deductibility of interest expense and allows for the excess to be carried forward indefinitely. As of December 31, 2025, the Company has not recorded a valuation allowance against the disallowed interest carryforward as the Company believes it has sufficient sources of future taxable income to realize the related tax benefit.
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a roll-forward of unrecognized tax benefits:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Beginning balance	$24,606	$48,823	$56,177
Additions for tax positions of prior years	17,715	9,933	517
Reductions for tax positions of prior years	—	(5,108)	—
Additions for tax positions related to current year	15,057	—	—
Reductions related to settlements	(517)	—	—
Reductions related to lapse of statute of limitation	—	(29,042)	(7,871)
Ending balance	$56,861	$24,606	$48,823

Unrecognized tax benefits that would affect the effective tax rate	$31,398	$24,606	$48,823
The Company’s unrecognized tax benefits relate to tax years that are subject to audit by the taxing authorities in the U.S. federal, state and local, and foreign jurisdictions. Based on the current tax statutes and status of its income tax audits, the Company does not expect unrecognized tax benefits to change significantly in the next twelve months.
Open Tax Years by Jurisdiction

Jurisdiction	Years Open to Audit
Federal	2022 - 2024
State	2019 - 2024
Canada	2021 - 2024
The Company files a consolidated return for its U.S. entities and separate returns for each Canadian entity. These income tax returns are subject to audit by the taxing authorities that may culminate in proposed assessments which may ultimately result in a change to the estimated income taxes.
Federal Tax Legislation
One Big Beautiful Bill Act - The One Big Beautiful Bill Act (the “OBBBA”) was signed into law in July 2025. It includes a broad range of tax reform provisions, some of which were favorable in 2025 to cash taxes. The Company has evaluated the impact of the OBBBA on future periods and determined that the impact on cash taxes will likely be neutral.
10.     EQUITY
Common Stock and Class B Common Stock
The Company has two classes of common stock, Common Stock and Class B Common Stock, both of which entitle stockholders to one vote for each share of Common Stock.
All 54,744,525 outstanding shares of the Company’s Class B Common Stock are held by Google LLC (“Google”). Each share of Class B Common Stock has equal status and rights to dividends as a share of Common Stock. The holders of Class B Common Stock have one vote for each share of Class B Common Stock held of record by such holder on all matters on which stockholders are entitled to vote generally; provided, however, that holders of Class B Common Stock, as such, are not entitled to vote on the election, appointment, or removal of directors of the Company. Additionally, each share of Class B Common Stock will immediately become convertible into one share of Common Stock, at the option of the holder thereof, at any time following the earlier of (i) the expiration or early termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Clearance”), required prior to such holder’s conversion of all such shares of Class B Common Stock, or (ii) to the extent HSR Clearance is not required prior to such holder’s conversion of such shares of Class B Common Stock, the date that such holder owns such shares of Class B Common Stock.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Google Investor Rights Agreement
In connection with the issuance of the Class B Common Stock, the Company and Google entered into an Investor Rights Agreement (the “Google Investor Rights Agreement”), pursuant to which Google agreed to be bound by customary transfer restrictions and drag-along rights, and be afforded customary registration rights with respect to shares of Class B Common Stock held directly by Google. Under the terms of the Google Investor Rights Agreement, as amended in December 2023, Google was prohibited, subject to certain exceptions, from transferring any shares of Class B Common Stock or any shares of Common Stock issuable upon conversion of the Class B Common Stock beneficially owned by Google, which ended in June 2025.
Share Repurchases
The Company’s share repurchase plans, as defined below, allowed the Company to purchase Common Stock from time to time in one or more open market or privately negotiated transactions, including pursuant to Rule 10b5-1 or Rule 10b-18 of the Exchange Act, or pursuant to one or more accelerated share repurchase agreements, subject to certain requirements and other factors. The Company was not obligated to repurchase any of its shares of Common Stock, and the timing and amount of any repurchases depended on legal requirements, market conditions, stock price, the availability of the safe harbor provided by Rule 10b-18 under the Exchange Act, alternative uses of capital, and other factors.
2024 Share Repurchase Plan
In January 2024, the Company's Board of Directors announced a share repurchase plan (the “2024 Share Repurchase Plan”), pursuant to which the Company was authorized to repurchase, through January 29, 2025 up to a maximum aggregate amount of $350 million of shares of the Company's Common Stock. The 2024 Share Repurchase Plan expired in January 2025 with $5 million authorized repurchases remaining.
•In March 2024, the Company repurchased and subsequently retired 15 million shares of its Common Stock for $93 million (or $6.22 per share) in connection with an offering of the Company’s Common Stock by Apollo. Refer to Note 16 “Related Party Transactions” for further information.
•In October 2024, the Company repurchased and subsequently retired 16 million shares at a price per share of approximately $7.20 for an aggregate purchase price of $115 million in connection with an offering of the Company’s Common Stock.
•In October 2024, the Company repurchased and subsequently retired 5 million shares of Common Stock from a non-affiliate individual at a price per share of $6.40 for an aggregate purchase price of $32 million.
•The Company entered into an agreement in December 2024 to repurchase 15 million shares of Common Stock from a non-affiliate individual at a price per share of $6.95 for a total of $104 million. The transaction settled in January 2025, and the Company retired the shares.
2025 Share Repurchase Plan
In February 2025, the Company’s Board of Directors announced a new share repurchase plan (the “2025 Share Repurchase Plan”), pursuant to which the Company is authorized to repurchase, through April 30, 2026, up to a maximum aggregate amount of $500 million of shares of the Company’s Common Stock. As of December 31, 2025, the Company had no authorized amounts remaining under the 2025 Share Repurchase Plan.
•In March 2025, the Company repurchased, and subsequently retired, 20 million shares of its Common Stock for $152 million (or $7.62 per share) in connection with a secondary offering of the Company’s Common Stock by Apollo. Refer to Note 16 “Related Party Transactions” for further information.
•In March 2025, the Company repurchased, and subsequently retired, an additional 18 million shares in the open market pursuant to Rule 10b5-1 and Rule 10b-18 of the Exchange Act in multiple transactions for $140 million (or $7.79 per share).
•Throughout the second quarter of 2025, the Company repurchased, and subsequently retired, 12 million shares in the open market pursuant to Rule 10b5-1 and Rule 10b-18 of the Exchange Act in multiple transactions for a total of $96 million (or $8.14 per share).

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•In July 2025, the Company repurchased, and subsequently retired, 11 million shares of its Common Stock for $93 million (or $8.31 per share) in connection with a secondary offering of the Company’s Common Stock by Apollo. Refer to Note 16 “Related Party Transactions” for further information.
•In July 2025, the Company repurchased, and subsequently retired, an additional 2 million shares in the open market pursuant to Rule 10b5-1 and Rule 10b-18 of the Exchange Act in multiple transactions for a total of $19 million (or $8.45 per share).
Subsequent Event - 2026 Share Repurchase Plan
On February 20, 2026, the Board of Directors authorized a three-year share repurchase plan (the “2026 Share Repurchase Plan”), pursuant to which the Company is authorized to repurchase, through April 30, 2029, up to a maximum aggregate amount of $1.5 billion of shares of the Company's Common Stock. The 2026 Share Repurchase Plan allows the Company to purchase shares of its Common Stock from time to time in one or more open market or privately negotiated transactions, including pursuant to Rule 10b5-1 or Rule 10b-18 of the Exchange Act or pursuant to one or more accelerated share repurchase agreements, subject to certain requirements and other factors. The Company is not obligated to repurchase any of its shares of Common Stock, and the timing and amount of any repurchases will depend on legal requirements, market conditions, stock price, the availability of certain safe harbors provided under the Exchange Act, alternative uses of capital, and other factors.
State Farm Transaction
State Farm Investor Rights Agreement
In October 2022, the Company and State Farm entered into an Investor Rights Agreement (the “State Farm Investor Rights Agreement”), pursuant to which the Board of Directors of the Company increased its size by one director and appointed a designee of State Farm as a member of the Board of Directors.
Pursuant to the terms of the State Farm Investor Rights Agreement, State Farm was bound by customary transfer and standstill restrictions and drag-along rights, and be afforded customary registration rights with respect to the State Farm Shares. In particular, State Farm (a) was prohibited, subject to certain customary exceptions, from transferring any of the State Farm Shares until the earlier of (i) October 13, 2025, and (ii) the date on which the development agreement with State Farm (the “State Farm Development Agreement”) has been validly terminated, other than in the event of termination by the Company for a material breach thereof by State Farm, and (b) will be subject to certain standstill restrictions, including that State Farm will be restricted from acquiring additional equity securities of the Company if such acquisition would result in State Farm (and its affiliates) acquiring beneficial ownership in excess of 18% of the issued and outstanding Common Stock, taking into account on an as-converted basis the issued and outstanding Class B Common Stock, until five days after the date that no designee of State Farm serves on the Board of Directors and State Farm has no rights (or has irrevocably waived its right) to nominate a designee to the Board of Directors. Notwithstanding the standstill restrictions described above, State Farm will not be restricted from acquiring shares of Common Stock or other equity securities of the Company from Prime Security Services TopCo Parent, L.P. and its affiliates so long as State Farm and its affiliates would not, subject to certain exceptions, beneficially own in excess of 25% of the issued and outstanding Common Stock, taking into account on an as-converted basis the issued and outstanding Class B Common Stock, as a result of such acquisition.
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
State Farm Development Agreement
At the Closing, the Company, ADT LLC (an indirect wholly owned subsidiary of the Company), and State Farm entered into the State Farm Development Agreement pursuant to which State Farm committed up to $300 million to an Opportunity Fund that funded certain product and technology innovation, customer growth, and marketing initiatives that were agreed on between State Farm and the Company.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additionally at the Closing, the Company received $100 million of the Opportunity Fund, which was restricted until such time as the Company used the funds in accordance with the State Farm Development Agreement. The Company’s use of the funds was also subject to approval by State Farm. The Company recorded the cash received from the Opportunity Fund as restricted cash and a corresponding liability, which was reflected in accrued expenses and other current liabilities.
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

(in thousands, except per share data)			Common Stock		Class B Common Stock
Declaration Date	Record Date	Payment Date	Per Share	Aggregate	Per Share	Aggregate
Year Ended December 31, 2025
2/27/25	3/13/25	4/3/25	$0.055	$44,175	$0.055	$3,011
4/24/25	6/12/25	7/8/25	0.055	42,884	0.055	3,011
7/24/25	9/11/25	10/2/25	0.055	42,080	0.055	3,011
11/4/25	12/11/25	1/8/26	0.055	42,086	0.055	3,011
Total			$0.220	$171,225	$0.220	$12,044
Year Ended December 31, 2024
1/24/24	3/14/24	4/4/24	$0.055	$47,059	$0.055	$3,011
4/25/24	6/13/24	7/9/24	0.055	47,137	0.055	3,011
8/1/24	9/13/24	10/4/24	0.055	47,146	0.055	3,011
10/24/24	12/12/24	1/9/25	0.055	46,012	0.055	3,011
Total			$0.220	$187,354	$0.220	$12,044
During 2023, the Company declared aggregate dividends of $0.14 per share on Common Stock ($121 million) and $0.14 per share on Class B Common Stock ($8 million).
Subsequent Event - On March 2, 2026, the Company announced a dividend of $0.055 per share to holders of Common Stock and Class B Common Stock of record on March 12, 2026, which will be distributed on or about April 2, 2026.
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
11.     SHARE-BASED COMPENSATION
The Company grants share-based compensation awards to participants under the 2016 Equity Incentive Plan (the “2016 Plan”) and the 2018 Omnibus Incentive Plan (the “2018 Plan”). Share-based compensation expense is recognized in the Consolidated Statements of Operations as follows:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Selling, general, and administrative expenses	$54,553	$48,745	$38,626
Income (loss) from discontinued operations, net of tax	—	(132)	12,511
Total share-based compensation expense	$54,553	$48,613	$51,137

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company modified certain share-based compensation awards which resulted in additional share-based compensation expense of $11 million and $13 million in 2025 and 2024, respectively, associated with these modifications.
The following discussion of the Company’s share-based compensation awards includes awards related to continuing and discontinued operations, unless otherwise noted.
2016 Plan
As of December 31, 2025, the Company is authorized to issue no more than approximately 5 million shares of Common Stock by the exercise or vesting of granted awards under the 2016 Plan. The Company does not expect to issue additional awards under the 2016 Plan. Unrecognized share-based compensation expense as of December 31, 2025 and share-based compensation expense for awards granted under the 2016 Plan were not material during the periods presented.
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
The Class B Unit Redemption resulted in a modification of the Class B Units, whereby each holder received both vested and unvested Distributed Shares in the same proportion as the holder’s vested and unvested Class B Units held immediately prior to the IPO. As a result of the Class B Unit Redemption, holders of Class B Units received a total of 20.6 million shares of the Company’s Common Stock, of which 50% were subject to the same vesting conditions under the Class B Unit Service Tranche (the “Distributed Shares Service Tranche”), which were subject to ratable service-based vesting over a five-year period, and 50% were subject to the same vesting conditions under the Class B Unit Performance Tranche (the “Distributed Shares Performance Tranche”), which were based on the achievement of certain investment return thresholds by Apollo. The Distributed Shares also have certain other restrictions pursuant to the terms and conditions of the Company’s Amended and Restated Management Investor Rights Agreement (the “MIRA”). The MIRA was terminated in June 2025.
During 2025, certain of the Distributed Shares were modified in a manner that resulted in such awards immediately vesting. As of December 31, 2025, there were approximately 3.6 million Distributed Shares unvested and outstanding.
2018 Plan
In January 2018, the Company approved the 2018 Plan, which became effective upon consummation of the IPO. As of December 31, 2025, the 2018 Plan, as amended, authorizes the issuance of no more than approximately 138 million shares of Common Stock by the exercise or vesting of granted awards, which are generally stock options and restricted stock units (“RSUs”). The Company satisfies the exercise of options and the vesting of RSUs through the issuance of authorized but previously unissued shares of Common Stock.
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options Service Tranche causing them to become fully vested six months from the IPO. Any shares of the Company’s Common Stock acquired upon exercise of the Top-up Options will be subject to the terms of the MIRA.
The following table summarizes activity related to the Top-up Options:

	Service Tranche		Performance Tranche
	Number of Top-up Options	Weighted-Average Exercise Price	Number of Top-up Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value(1) (in thousands)	Weighted-Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2024	5,955,254	$13.30	5,624,601	$13.30
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding as of December 31, 2025	5,955,254	$13.30	5,624,601	$13.30	—	2.0
Exercisable as of December 31, 2025(2)	5,955,254	$13.30	3,528,647	$13.30	—	2.0
________________________
(1)     The intrinsic value represents the amount by which the fair value of the Company’s Common Stock exceeds the option exercise price as of December 31, 2025.
(2)     During 2025, certain of the performance tranche of the Top-up Options were modified in a manner that resulted in such awards immediately vesting and becoming exercisable.
Options
Options granted under the 2018 Plan are primarily service-based awards that vest over a three-year period from the date of grant, have an exercise price equal to the closing price per share of the Company’s Common Stock on the date of grant, as adjusted in accordance with 2018 Plan provisions, and have a contractual term of ten years from the date of grant.
During 2025 and 2024, the weighted-average grant date fair value for options granted during each year was $2.66 and $2.56, respectively. No options were granted under the 2018 Plan during 2023.
The Company used a binomial lattice model to determine the grant date fair value for options granted in 2025 based on the following assumptions:

	Years Ended December 31,
	2025	2024
Expected exercise term (years)	6 - 7	7
Expected volatility(1)	41.7% - 42.3%	49.9%
Expected dividend yield(2)	2.8% - 2.9%	3.4%
Risk-free interest rate(3)	4.2% - 4.2%	4.0%
________________________
(1)    Estimated using historical and implied stock price volatility of the Company.
(2)    Calculated by taking the annual dividend run-rate and dividing by the stock price at date of grant.
(3)    Based on the U.S. Treasury yield curve.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes activity related to 2018 Plan options during 2025:

	Number of Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value(1) (in thousands)	Weighted-Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2024	21,249,710	$6.77
Granted	8,662,363	7.61
Exercised	(3,085,069)	6.25
Forfeited	(1,654,525)	8.12
Outstanding as of December 31, 2025	25,172,479	$6.97	$36,267	6.3
Exercisable as of December 31, 2025	13,360,516	$6.73	$26,499	4.1
________________________
(1) The intrinsic value represents the amount by which the fair value of the Company’s Common Stock exceeds the option exercise price as of December 31, 2025.
Cash received from the exercise of stock options was $19 million during 2025, and not material during 2024 and 2023.
The intrinsic value of options exercised was $6 million during 2025 and was not material during 2024 and 2023.
Share-based compensation expense associated with options granted under the 2018 Plan was $17 million, $11 million, and $1 million during 2025, 2024, and 2023, respectively.
As of December 31, 2025, unrecognized compensation cost related to options was $8 million.
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
The following table summarizes activity related to the 2018 Plan RSUs (including DEUs) during 2025:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2024	8,264,015	$7.14
Granted	4,214,266	7.69
Vested	(3,641,618)	7.36
Forfeited	(854,723)	6.95
Unvested as of December 31, 2025	7,981,940	$7.31
The weighted-average grant date fair value of RSU’s granted during 2024 and 2023 was $6.65 and $7.56, respectively.
During 2025, 2024, and 2023, total share-based compensation expense associated with RSUs granted under the 2018 Plan was $27 million, $25 million, and $47 million, respectively, the majority of which relates to the Company’s continuing operations.
During 2025, 2024, and 2023, the fair value of RSUs (including DEUs) that vested and converted to shares of Common Stock on their respective vesting dates was approximately $33 million, $34 million, and $56 million, respectively.
As of December 31, 2025, unrecognized compensation cost related to RSUs granted under the 2018 Plan was $25 million, which will be recognized over a period of approximately 1.7 years.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other
Subsequent event - In connection with the Origin AI Acquisition, the Board of Directors approved a grant of RSUs (the “Origin AI Retention Awards”) as a material inducement for certain key employees of Origin AI to remain employed with the Company following the acquisition. The Company filed a registration statement on Form S-8, which registers 8.1 million shares of Common Stock that are issuable upon vesting and settlement of the Origin AI Retention Awards.
12.     EARNINGS PER SHARE
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

	Years Ended December 31,
(in thousands, except per share amounts)	2025	2024	2023
Allocation of income (loss) from continuing operations - basic	$560,977	$581,980	$423,503
Dilutive effect(1)	13,988	13,671	8,885
Allocation of income (loss) from continuing operations - diluted	$574,965	$595,651	$432,388

Allocation of income (loss) from discontinued operations, net of tax - basic	$(4,267)	$(111,197)	$11,885
Dilutive effect(1)	—	—	—
Allocation of income (loss) from discontinued operations, net of tax - diluted	$(4,267)	$(111,197)	$11,885

Weighted-average shares outstanding - basic	777,822	846,521	856,843
Dilutive effect(1)	63,354	62,179	62,306
Weighted-average shares outstanding - diluted	841,176	908,700	919,149

Income (loss) from continuing operations per share - basic	$0.72	$0.69	$0.49
Income (loss) from continuing operations per share - diluted	$0.68	$0.66	$0.47

Income (loss) from discontinued operations, net of tax, per share - basic	$(0.01)	$(0.13)	$0.01
Income (loss) from discontinued operations, net of tax, per share - diluted	$(0.01)	$(0.12)	$0.01
________________
(1)    Includes conversion of Class B Common Stock. 21 million, 20 million, and 17 million potential shares of Common Stock were excluded during 2025, 2024, and 2023, respectively, from the diluted earnings per share calculations because their effects would have been anti-dilutive.
The basic and diluted earnings per share computations for Common Stock exclude approximately 4 million, 7 million, and 9 million unvested shares during 2025, 2024, and 2023, respectively, as their vesting is contingent upon achievement of certain performance requirements which had not been met during the respective periods.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Class B Common Stock

	Years Ended December 31,
(in thousands, except per share amounts)	2025	2024	2023
Allocation of income (loss) from continuing operations - basic	$39,541	$37,410	$26,867
Dilutive effect(1)	(1,944)	(1,627)	(1,221)
Allocation of income (loss) from continuing operations - diluted	$37,597	$35,783	$25,646

Allocation of income (loss) from discontinued operations, net of tax - basic	$(300)	$(7,140)	$754
Dilutive effect(1)	—	—	—
Allocation of income (loss) from discontinued operations, net of tax - diluted	$(300)	$(7,140)	$754

Weighted-average shares outstanding - basic	54,745	54,745	54,745
Dilutive effect(1)	—	—	—
Weighted-average shares outstanding - diluted	54,745	54,745	54,745

Income (loss) from continuing operations per share - basic	$0.72	$0.69	$0.49
Income (loss) from continuing operations per share - diluted	$0.68	$0.66	$0.47

Income (loss) from discontinued operations, net of tax, per share - basic	$(0.01)	$(0.13)	$0.01
Income (loss) from discontinued operations, net of tax, per share - diluted	$(0.01)	$(0.12)	$0.01
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
The following table provides the Company’s contractual obligations (excluding the Google agreements discussed separately below) as of December 31, 2025 (in thousands):

2026	2027	2028	2029	Thereafter	Total
$273,447	$86,684	$69,714	$18,286	$—	$448,131
Google Commercial Agreement
In July 2020, the Company and Google LLC (“Google”) entered into a Master Supply, Distribution, and Marketing Agreement (as amended, the “Google Commercial Agreement”), pursuant to which, among other things, each party shall contribute $150 million towards joint marketing, customer acquisition, training of the Company’s employees, and product technology updates related to the Google Devices and Services. In August 2022, the Company and Google executed an amendment to the Google Commercial Agreement, pursuant to which Google has agreed to commit an additional $150 million to fund growth, data and insights, product innovation and technology advancements, customer acquisition, and marketing, as mutually agreed by the Company and Google, (together with the initial amounts, the “Google Success Funds”). As of December 31, 2025, the Company had incurred approximately $100 million related to the initiatives funded from the initial segment of the Google Success Funds.
The Company was reimbursed $30 million for each of the years 2025 and 2024 and $40 million for 2023 from the Google Success Funds, primarily for certain joint marketing and customer acquisition expenses incurred by the Company; substantially all of the reimbursement was recorded as a reduction to advertising expenses.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
As of December 31, 2025, the Company continues to work to meet this commitment.
Guarantees
In the normal course of business, the Company is liable for contract completion and product performance. As of December 31, 2025 and 2024 the Company’s guarantees primarily relate to standby letters of credit related to its insurance programs and totaled $48 million and $74 million, respectively. The Company does not believe such obligations will materially affect its financial position, results of operations, or cash flows.
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
The Company records accruals for losses that are probable and reasonably estimable. These accruals are based on a variety of factors such as judgment, probability of loss, opinions of internal and external legal counsel, and actuarially determined estimates of claims incurred but not yet reported based upon historical claims experience. Legal costs in connection with claims and lawsuits in the ordinary course of business are expensed as incurred. Additionally, the Company records insurance recovery receivables or other indemnifications from third parties when recovery has been determined to be probable. The Company has not accrued for any losses for which the likelihood of loss cannot be assessed, is less than probable, or the range of possible loss cannot be estimated.
As of December 31, 2025 and 2024, the Company’s accrual for ongoing claims and lawsuits within the scope of an insurance program, including certain amounts related to discontinued operations, totaled $86 million and $94 million, respectively. The Company’s accrual related to ongoing claims and lawsuits not within the scope of an insurance program is not material.

14.     LEASES
Company as Lessee
As part of normal operations, the Company leases real estate, vehicles, and equipment from various counterparties with lease terms and maturities through 2034, primarily through its main operating entity and wholly-owned subsidiary, ADT LLC. For these transactions, the Company applies the practical expedient to not separate the lease and non-lease components and accounts for the combined component as a lease. Additionally, the Company’s right-of-use assets and lease liabilities include leases with initial lease terms of 12 months or less.
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Company’s leases do not contain material residual value guarantees or restrictive covenants. The Company’s subleases are not material.
Right-of-Use Assets and Lease Liabilities

(in thousands)			December 31,
Presentation and Classification:			2025	2024
Operating	Current	Prepaid expenses and other current assets	$92	$80
Operating	Non-current	Other assets	83,910	80,768
Finance	Non-current	Property and equipment, net(1)	41,317	61,827
Total right-of-use assets			$125,319	$142,675

Operating	Current	Accrued expenses and other current liabilities	$16,841	$18,811
Finance	Current	Current maturities of long-term debt	22,674	25,593
Operating	Non-current	Other liabilities	81,290	77,884
Finance	Non-current	Long-term debt	25,091	43,849
Total lease liabilities			$145,896	$166,137
_________________
(1) Finance lease right-of-use assets are recorded net of accumulated depreciation which was approximately $87 million and $66 million as of December 31, 2025 and 2024, respectively.
Lease Cost

	Years Ended December 31,
(in thousands)	2025	2024	2023
Operating lease cost	$24,875	$27,615	$31,756
Finance lease cost:
Amortization of right-of-use assets	22,210	21,661	14,432
Interest on lease liabilities	3,302	4,528	2,466
Variable lease costs	39,884	35,017	36,273
Total lease cost	$90,271	$88,821	$84,927

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Flow and Supplemental Information(1)

	Years Ended December 31,
(in thousands)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating leases:
Operating cash flows	$27,640	$23,574	$42,883
Finance Leases:
Operating cash flows	$3,302	$4,686	$4,940
Financing cash flows	$30,209	$29,023	$43,733

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$22,857	$20,127	$41,338
Finance leases	$12,868	$35,451	$79,273
__________________
(1)Includes both continuing and discontinued operations as applicable.
Lease Term and Discount Rate

	December 31,
	2025	2024
Weighted-average remaining lease term (years):
Operating leases	5.4	5.4
Finance leases	2.2	2.7
Weighted-average discount rate:
Operating leases	6.2%	6.2%
Finance leases	6.2%	6.1%
Maturity of Lease Liabilities

	December 31, 2025
(in thousands)	Operating Leases	Finance Leases
2026	$20,026	$26,836
2027	24,653	17,851
2028	21,334	4,675
2029	16,592	1,296
2030	11,723	8
Thereafter	23,624	—
Total lease payments (including interest)	$117,952	$50,666
Less interest	19,821	2,901
Total	$98,131	$47,765
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
15.     RETIREMENT PLANS
Defined Contribution Plans
The Company maintains qualified defined contribution plans, which include 401(k) matching programs. Expense for the defined contribution plans is computed as a percentage of participants’ compensation and was $30 million, $29 million, and $30 million during 2025, 2024, and 2023, respectively.
Multi-employer Plans
The Company participates in certain multi-employer union pension plans, which provide benefits for a group of the Company’s unionized employees. These multi-employer plans, including the Company’s required contributions and any underfunded liabilities under such plans, are not material to the Company’s consolidated financial statements.
Defined Benefit Plans
The Company previously provided a defined benefit pension plan and certain other postretirement benefits to certain employees, which were frozen and were not material to the Company’s consolidated financial statements. During 2023, the Company took actions to terminate the defined benefit pension plan. The termination was effective December 31, 2023, and the wind down of the plan and distribution of assets occurred in the fourth quarter of 2024 through a combination of lump sum cash distributions to certain plan participants and the purchase of non-participating annuity contracts for the remainder of the plan participants, all of which resulted in the full settlement of the Company’s defined benefit pension plan obligations as of December 31, 2024. Cash contributions of approximately $8 million were made in 2024 to fully fund the plan and effectuate the settlement. Charges primarily resulting from the write-off of amounts previously recorded in AOCI as well as other expenses associated with the settlement of the Company’s defined benefit pension plan were not material.
Deferred Compensation Plan
The Company maintains a non-qualified supplemental savings and retirement plan, which permits eligible employees to defer a portion of their compensation. Deferred compensation liabilities are primarily reflected in other liabilities and were $45 million and $34 million as of December 31, 2025 and 2024, respectively. Deferred compensation expense was not material during the periods presented.
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
Apollo
March 2025 Offering and Share Repurchase
During the first quarter of 2025, certain entities managed by affiliates of Apollo Global Management, Inc. (the “Selling Stockholders”) sold 70 million shares of the Company’s Common Stock (plus an additional 10.5 million shares at the option of the underwriters) (the “March 2025 Offering”). In connection with the March 2025 Offering, the Company repurchased, and subsequently retired, 20 million shares of its Common Stock under the 2025 Share Repurchase Plan for an aggregate purchase price of $152 million (or approximately $7.62 per share).

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
March 2024 Offering and Share Repurchase
During first quarter of 2024, the Selling Stockholders sold 65 million shares of the Company’s Common Stock (plus an additional 9.75 million shares at the option of the underwriters (the “March 2024 Offering”). In connection with the March 2024 Offering, the Company repurchased, and subsequently retired 15 million shares of its Common Stock under the 2024 Share Repurchase Plan for an aggregate purchase price of $93 million (or approximately $6.22 per share).
The shares in the above offerings were sold by the Selling Stockholders; and the Company did not receive any of the proceeds from the sale of shares by the Selling Stockholders. In addition, the Company did not pay any underwriting fees, including on behalf of the Selling Stockholders or otherwise.
Other Transactions with Apollo
Other fees incurred to Apollo were not material during the periods presented.
State Farm
State Farm owns more than 10% of the Company’s issued and outstanding Common Stock, and as a result, is a related party. Please refer to Note 10 “Equity” for additional information.
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
As of December 31, 2025, the balance in the portion of the Opportunity Fund held by the Company was not material. As of December 31, 2024 the balance in the portion of the Opportunity Fund held by the Company was $85 million.
During 2025 and 2024, payments from the Opportunity Fund were $10 million and $14 million, respectively. Interest earned on the Opportunity fund was not material.
Fleet Management Agreement
During the second quarter of 2025, the Company entered into an agreement with a vendor affiliated with Apollo for fleet management and related services through 2030. During 2025, the Company incurred net fees to the vendor in the amount of approximately $5 million.
Canopy
Prior to the Canopy Termination during 2023, Canopy was considered a related party under GAAP as the Company accounted for its investment under the equity method of accounting. There were no other significant transactions with Canopy during the periods presented. Refer to Note 5 “Equity Method Investments” for additional information.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sunlight Financial LLC
In connection with the Company’s former Solar Business, the Company used Sunlight Financial LLC (“Sunlight”), an entity affiliated with Apollo, to access certain loan products. As of December 2023, Sunlight was no longer affiliated with Apollo, and as a result, is no longer a related party.
During 2023, total loans funded by Sunlight were approximately $78 million and the Company incurred $13 million of financing fees.
Rackspace
The Company incurred fees to Rackspace US, Inc. (“Rackspace”), an entity affiliated with Apollo, for the provision of cloud storage, equipment, and services of $4 million and $15 million during 2024 and 2023, respectively. The Company did not incur any fees to Rackspace during 2025.
Other Transactions
During 2025, 2024 and 2023, the Company incurred fees for telephone and technology services of approximately $1 million, $4 million and $6 million, respectively, with an entity affiliated with Apollo that became a related party during 2023.

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.     CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ADT INC.
(PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS
(in thousands)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$1,263	$1,861
Total current assets	1,263	1,861
Investment in subsidiaries and other assets	5,346,187	4,861,838
Total assets	$5,347,450	$4,863,699

Liabilities and stockholders' equity
Current liabilities:
Dividends payable and other current liabilities	$51,210	$155,472
Total current liabilities	51,210	155,472
Debt due to subsidiaries	564,299	554,954
Other liabilities	953,331	352,472
Total liabilities	1,568,840	1,062,898
Total stockholders' equity	3,778,610	3,800,801
Total liabilities and stockholders' equity	$5,347,450	$4,863,699
The accompanying notes are an integral part of these condensed financial statements

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ADT INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Years Ended December 31,
	2025	2024	2023
Selling, general, and administrative expenses	$1,210	$988	$520
Merger, restructuring, integration, and other	—	(5)	(1,993)
Operating income (loss)	(1,210)	(983)	1,473
Interest expense, net	(9,298)	(9,135)	(8,984)
Equity in net income (loss) of subsidiaries	606,459	511,171	470,520
Net income (loss)	595,951	501,053	463,009
Other comprehensive income (loss), net of tax	5,478	9,126	31,038
Comprehensive income (loss)	$601,429	$510,179	$494,047

Net income (loss) per share - basic:
Common stock	$0.72	$0.56	$0.51
Class B common stock	$0.72	$0.56	$0.51

Weighted-average shares outstanding - basic:
Common stock	777,822	846,521	856,843
Class B common stock	54,745	54,745	54,745

Net income (loss) per share - diluted:
Common stock	$0.67	$0.52	$0.48
Class B common stock	$0.67	$0.52	$0.48

Weighted-average shares outstanding - diluted:
Common stock	841,176	908,700	919,149
Class B common stock	54,745	54,745	54,745
The accompanying notes are an integral part of these condensed financial statements

ADT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ADT INC.
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$595,951	$501,053	$463,009
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in net (income) loss of subsidiaries	(606,459)	(511,171)	(470,520)
Other, net	3,323	22,815	28,757
Net cash provided by (used in) operating activities	(7,185)	12,697	21,246
Cash flows from investing activities:
Distributions from subsidiaries	342,087	170,620	108,783
Net cash provided by (used in) investing activities	342,087	170,620	108,783
Cash flows from financing activities:
Dividends on common stock	(186,774)	(182,266)	(128,587)
Repurchases of common stock	(159,946)	—	—
Other financing, net	11,220	(308)	(14,963)
Net cash provided by (used in) financing activities	(335,500)	(182,574)	(143,550)

Cash and cash equivalents and restricted cash and restricted cash equivalents:
Net increase (decrease) during the period	(598)	743	(13,521)
Beginning balance	1,861	1,118	14,639
Ending balance	$1,263	$1,861	$1,118
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
During 2025 and 2024, ADT Inc. made non-cash contributions to subsidiaries of approximately $55 million and $49 million, respectively, primarily related to the transfer of net assets of certain subsidiaries for share-based compensation (including amounts related to discontinued operations).
As of December 31, 2025, other liabilities includes intercompany liabilities related to share repurchases of $607 million under the 2025 Share Repurchase Plan.
As of December 31, 2024, current liabilities includes $104 million related to the December 2024 agreement with a non-affiliate to repurchase shares, in which the transaction closed in January 2025, and other liabilities includes intercompany liabilities related to share repurchases of $240 million under the 2024 Share Repurchase Plan.
Subsequent event - In January 2026, ADT Inc. received distributions from subsidiaries of $44 million to pay dividends that the Company declared in November 2025 to common shareholders.