Form 10-Q
period 2026-03-31
ADT Inc.
filed 2026-04-30
CIK 1703056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 23, 2026, there were 736,749,788 shares outstanding of the registrant’s common stock, $0.01 par value per share, and 54,744,525 shares outstanding of the registrant’s Class B common stock, $0.01 par value per share.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$119,328	$80,817
Restricted cash and restricted cash equivalents	32,470	27,723
Accounts receivable, net of allowance for credit losses of $69,859 and $63,841, respectively	368,068	384,909
Inventories, net	188,884	201,778
Prepaid expenses and other current assets	190,634	250,325
Total current assets	899,384	945,552
Property and equipment, net	273,167	243,398
Subscriber system assets, net	2,748,691	2,790,879
Intangible assets, net	4,829,452	4,817,996
Goodwill	4,999,172	4,885,574
Deferred subscriber acquisition costs, net	1,478,584	1,451,841
Other assets	684,198	683,271
Total assets	$15,912,648	$15,818,511

Liabilities and stockholders' equity
Current liabilities:
Current maturities of long-term debt	$309,142	$310,204
Accounts payable	113,178	106,980
Deferred revenue	247,075	243,724
Accrued expenses and other current liabilities	397,108	352,040
Total current liabilities	1,066,503	1,012,948
Long-term debt	7,359,722	7,379,430
Deferred subscriber acquisition revenue	2,079,449	2,083,580
Deferred tax liabilities	1,286,665	1,267,329
Other liabilities	320,517	296,614
Total liabilities	12,112,856	12,039,901

Commitments and contingencies (See Note 12)

Stockholders' equity:
Preferred stock—authorized 1,000,000 shares of $0.01 par value; zero issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock—authorized 3,999,000,000 shares of $0.01 par value; issued and outstanding shares of 750,259,236 and 765,201,157 as of March 31, 2026 and December 31, 2025, respectively	7,503	7,652
Class B common stock—authorized 100,000,000 shares of $0.01 par value; issued and outstanding shares of 54,744,525 as of March 31, 2026 and December 31, 2025	547	547
Additional paid-in capital	6,563,279	6,679,222
Accumulated deficit	(2,784,340)	(2,907,255)
Accumulated other comprehensive income (loss)	12,803	(1,556)
Total stockholders' equity	3,799,792	3,778,610
Total liabilities and stockholders' equity	$15,912,648	$15,818,511
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Revenue:
Monitoring and related services	$1,080,476	$1,083,104
Security installation, product, and other	198,053	184,387
Total revenue	1,278,529	1,267,491
Cost of revenue (exclusive of depreciation and amortization shown separately below):
Monitoring and related services	155,690	157,850
Security installation, product, and other	87,165	82,272
Total cost of revenue	242,855	240,122
Selling, general, and administrative expenses	364,769	368,600
Depreciation and intangible asset amortization	345,486	339,517
Operating income (loss)	325,419	319,252
Interest expense, net	(98,381)	(120,879)
Other income (expense)	426	(4,864)
Income (loss) from continuing operations before income taxes	227,464	193,509
Income tax benefit (expense)	(58,113)	(51,032)
Income (loss) from continuing operations	169,351	142,477
Income (loss) from discontinued operations, net of tax	(977)	(2,231)
Net income (loss)	$168,374	$140,246

Common Stock:
Income (loss) from continuing operations per share - basic	$0.21	$0.17
Income (loss) from continuing operations per share - diluted	$0.20	$0.16

Net income (loss) per share - basic	$0.21	$0.16
Net income (loss) per share - diluted	$0.19	$0.15

Weighted-average shares outstanding - basic	759,716	808,029
Weighted-average shares outstanding - diluted	821,857	871,312

Class B Common Stock:
Income (loss) from continuing operations per share - basic	$0.21	$0.17
Income (loss) from continuing operations per share - diluted	$0.20	$0.16

Net income (loss) per share - basic	$0.21	$0.16
Net income (loss) per share - diluted	$0.19	$0.15

Weighted-average shares outstanding - basic	54,745	54,745
Weighted-average shares outstanding - diluted	54,745	54,745
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$168,374	$140,246
Other comprehensive income (loss), net of tax:
Cash flow hedges and other	14,362	1,344
Comprehensive income (loss)	$182,736	$141,590
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Three Months Ended March 31, 2026
	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Beginning balance	765,201	54,745	$7,652	$547	$6,679,222	$(2,907,255)	$(1,556)	$3,778,610
Net income (loss)	—	—	—	—	—	168,374	—	168,374
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	14,362	14,362
Dividends	—	—	—	—	—	(45,022)	—	(45,022)
Share-based compensation expense	—	—	—	—	13,576	—	—	13,576
Repurchases of common stock (including excise tax)	(17,650)	—	(177)	—	(123,079)	—	—	(123,256)
Transactions related to employee share-based compensation plans and other	2,708	—	28	—	(6,440)	(437)	(3)	(6,852)
Ending balance	750,259	54,745	$7,503	$547	$6,563,279	$(2,784,340)	$12,803	$3,799,792

	Three Months Ended March 31, 2025
	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Beginning balance	836,590	54,745	$8,366	$547	$7,117,098	$(3,318,174)	$(7,036)	$3,800,801
Net income (loss)	—	—	—	—	—	140,246	—	140,246
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	1,344	1,344
Dividends	—	—	—	—	—	(47,186)	—	(47,186)
Share-based compensation expense	—	—	—	—	20,521	—	—	20,521
Repurchases of common stock (including excise tax)	(52,968)	—	(530)	—	(304,376)	—	—	(304,906)
Transactions related to employee share-based compensation plans and other	4,531	—	46	—	6,946	(520)	—	6,472
Ending balance	788,153	54,745	$7,882	$547	$6,840,189	$(3,225,634)	$(5,692)	$3,617,292
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$168,374	$140,246
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and intangible asset amortization	345,486	339,535
Amortization of deferred subscriber acquisition costs	67,445	60,358
Amortization of deferred subscriber acquisition revenue	(89,595)	(88,871)
Share-based compensation expense	13,626	20,521
Deferred income taxes	5,406	2,634
Provision for losses on receivables and inventory	65,035	52,545
Loss on extinguishment of debt	—	6,443
Unrealized (gain) loss on interest rate swap contracts	7,554	25,041
Other non-cash items, net	18,686	18,987
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Deferred subscriber acquisition costs	(94,272)	(92,787)
Deferred subscriber acquisition revenue	51,506	57,828
Other, net	78,842	(75,854)
Net cash provided by (used in) operating activities	638,093	466,626

Cash flows from investing activities:
Dealer generated customer accounts and bulk account purchases	(102,245)	(106,899)
Subscriber system asset expenditures	(90,622)	(105,461)
Purchases of property and equipment	(48,929)	(45,420)
Acquisition of businesses, net of cash acquired	(163,990)	—
Proceeds (payments) from interest rate swaps	460	(743)
Other investing, net	(282)	264
Net cash provided by (used in) investing activities	(405,608)	(258,259)

Cash flows from financing activities:
Proceeds from long-term borrowings	—	637,000
Repayment of long-term borrowings, including call premiums	(10,624)	(511,029)
Proceeds from receivables facility	49,684	64,691
Repayment of receivables facility	(60,244)	(76,397)
Proceeds (payments) from interest rate swaps	12,394	17,157
Repurchases of common stock, including excise tax	(115,889)	(396,564)
Dividends on common stock	(44,992)	(48,918)
Payments on finance leases	(7,615)	(7,304)
Other financing, net	(11,941)	118
Net cash provided by (used in) financing activities	(189,227)	(321,246)

Cash and cash equivalents and restricted cash and restricted cash equivalents:
Net increase (decrease)	43,258	(112,879)
Beginning balance	108,540	204,065
Ending balance	$151,798	$91,186
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
The Condensed Consolidated Balance Sheet as of December 31, 2025 included herein was derived from the audited consolidated financial statements as of that date included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”). Certain information and footnote disclosures required in the annual consolidated financial statements have been omitted as appropriate. For a more comprehensive understanding of the Company and its interim results, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the 2025 Annual Report.
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
Segment Information
The Company evaluates and reports information based on the manner in which the chief operating decision maker (the “CODM”) evaluates performance and allocates resources. The CODM manages the business on a consolidated basis, and as such, the Company reports results in a single operating and reportable segment.
Refer to Note 3 “Segment Information.”
Discontinued Operations
The Company’s exit in 2024 from the residential solar business (the “Solar Business”) (the “ADT Solar Exit”) and the sale in 2023 of its commercial business (the “Commercial Business”) (the “Commercial Divestiture”) represented strategic shifts that had major effects on the Company’s operations and financial results. As applicable, the results of operations and financial position of these businesses are classified as discontinued operations and is not material. The Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Comprehensive Income (Loss) present continuing and discontinued operations combined, as applicable.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accounting Standards Updates (“ASUs”)
Recently Adopted
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
The Company adopted this guidance, effective January 1, 2026, on a prospective basis and will apply the practical expedient where applicable. The adoption did not have a material impact on the Company’s consolidated financial statements or disclosures.
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Significant Accounting Policies
Unless otherwise noted, the Company’s accounting policies, including those presented herein, do not materially differ from those disclosed in the 2025 Annual Report.
Cash and Cash Equivalents and Restricted Cash and Restricted Cash Equivalents
The following table reconciles the amounts below reported in the Condensed Consolidated Balance Sheets to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows:

(in thousands)	March 31, 2026	December 31, 2025
Cash and cash equivalents	$119,328	$80,817
Restricted cash and restricted cash equivalents(1)	32,470	27,723
Ending balance	$151,798	$108,540
_______________
(1)    Restricted cash and restricted cash equivalents relate to the Company’s uncommitted receivables securitization financing agreement (the “2020 Receivables Facility”) (refer to Note 6 “Debt”).
Supplementary Cash Flow Information
During the three months ended March 31, 2026, the Company capitalized approximately $42 million of contract costs incurred in connection with a long-term software agreement, which were unpaid as of March 31, 2026. These amounts are considered non-cash investing activities for the three months ended March 31, 2026.
Inventories, net
Inventories, net includes finished goods and work-in-progress. Work-in-progress is not material.
Prepaid Expenses and Other Current Assets

(in thousands)	March 31, 2026	December 31, 2025
Prepaid expenses	$46,452	$52,992
Contract assets (see Note 2 “Revenue and Receivables”)	22,863	28,758
Fair value of interest rate swaps (see Note 7 “Derivative Financial Instruments”)	35,351	38,264
Tax receivables	22,387	73,201
Other current assets	63,581	57,110
Prepaid expenses and other current assets	$190,634	$250,325
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
Subscriber system assets are reflected in the Condensed Consolidated Balance Sheets as follows:

(in thousands)	March 31, 2026	December 31, 2025
Gross carrying amount	$7,209,144	$7,145,662
Accumulated depreciation	(4,460,453)	(4,354,783)
Subscriber system assets, net	$2,748,691	$2,790,879
Depreciation of subscriber system assets and amortization of deferred subscriber acquisition costs are reflected in depreciation and intangible asset amortization and selling, general, and administrative expenses (“SG&A”), respectively, as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Depreciation of subscriber system assets	$134,114	$139,374
Amortization of deferred subscriber acquisition costs	$67,445	$60,358
Accrued Expenses and Other Current Liabilities

(in thousands)	March 31, 2026	December 31, 2025
Accrued interest	$53,312	$56,523
Payroll-related accruals	75,788	59,045
Accrued dividends	44,916	44,992
Other accrued liabilities	223,092	191,480
Accrued expenses and other current liabilities	$397,108	$352,040
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
As of March 31, 2026 and December 31, 2025, investments in money market mutual funds were $56 million and $1 million, respectively.

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

	March 31, 2026		December 31, 2025
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt instruments(1) (see Note 6 “Debt”)	$7,626,522	$7,610,451	$7,641,869	$7,746,284
________________
(1)    Excludes finance leases.
Derivative Financial Instruments - Derivative financial instruments are reflected in the Condensed Consolidated Balance Sheets as either assets or liabilities at their fair values, which are primarily calculated using discounted cash flow models utilizing observable inputs, such as quoted forward interest rates, and incorporate credit risk adjustments to reflect the risk of default by the counterparty or the Company. The resulting fair values are classified as Level 2 fair value measurements.
Refer to Note 7 “Derivative Financial Instruments” for the fair values of the Company’s derivative financial instruments.
Retail Installment Contract Receivables - The fair values of the Company’s RICs are determined using a discounted cash flow model and are classified as Level 3 fair value measurements. Refer to Note 2 “Revenue and Receivables.”

	March 31, 2026		December 31, 2025
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Retail installment contract receivables, net	$635,348	$515,638	$651,811	$513,325
2.     REVENUE AND RECEIVABLES
Revenue
The Company primarily generates revenue from contractual monthly recurring fees received for monitoring and related services, as well as the sale and installation of security systems. The Company’s revenue-generating contracts are entered into primarily through its main operating entity and wholly-owned subsidiary, ADT LLC.
Disaggregated Revenue

	Three Months Ended March 31,
(in thousands)	2026	2025
Sources of Revenue:
Recurring monthly revenue	$1,045,721	$1,052,799
Other related services	34,755	30,305
Monitoring and related services	1,080,476	1,083,104

Installation and other revenue	108,458	95,516
Amortization of deferred subscriber acquisition revenue	89,595	88,871
Security installation, product, and other	198,053	184,387

Total revenue	$1,278,529	$1,267,491
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
Remaining Performance Obligations
As of March 31, 2026, the Company’s total remaining unsatisfied performance obligations relating to the provision of monitoring and related services are as follows (in thousands):

0-12 Months	13-24 Months	25-36 Months	Thereafter	Total
$1,918,583	$1,057,369	$507,860	$220,849	$3,704,661
Allowance for Credit Losses
The Company evaluates its allowance for credit losses on accounts receivable in pools based on customer type. For each customer pool, the allowance for credit losses is estimated based on the delinquency status of the underlying receivables and the related historical loss experience. The allowance for credit losses is not material for the individual pools of customers.

	Three Months Ended March 31,
(in thousands)	2026	2025
Beginning balance	$63,841	$57,795
Provision for credit losses	50,438	38,423
Write-offs, net of recoveries(1)	(44,420)	(33,969)
Ending balance	$69,859	$62,249
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
The allowance for credit losses relates to RICs from outright sales transactions.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following is a summary of unbilled retail installment contract receivables, net:

(in thousands)	March 31, 2026	December 31, 2025
Retail installment contract receivables, gross	$688,436	$689,023
Allowance for credit losses	(53,088)	(37,212)
Retail installment contract receivables, net	$635,348	$651,811

Balance Sheet Classification:
Accounts receivable, net	$268,242	$268,552
Other assets	367,106	383,259
Retail installment contract receivables, net	$635,348	$651,811
As of March 31, 2026 and December 31, 2025, RICs, net, for which the Company grants a security interest as collateral for borrowings under the 2020 Receivables Facility were $575 million and $593 million, respectively. Refer to Note 6 “Debt” for further discussion regarding the 2020 Receivables Facility.
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

The following tables present credit quality information related to the Company’s RICs, including short-term receivables related to three-month payment plans, as of the periods presented:

	Loan Origination Year
(in thousands)	2026	2025	2024	2023	2022	All preceding years
Credit Quality Indicator:
High	$53,585	$182,942	$108,619	$66,084	$37,071	$5,130
Medium	34,202	80,155	37,991	17,675	8,301	1,225
Low	7,989	26,842	12,431	5,560	2,285	349
Total RICs as of March 31, 2026	$95,776	$289,939	$159,041	$89,319	$47,657	$6,704

Current year gross write-offs	$52	$12,202	$5,560	$2,349	$983	$263

	Loan Origination Year
(in thousands)	2025	2024	2023	2022	2021	All preceding years
Credit Quality Indicator:
High	$201,419	$122,031	$78,706	$45,519	$9,234	$1
Medium	97,692	43,839	21,801	10,286	2,277	7
Low	31,684	14,341	6,664	2,870	652	—
Total RICs as of December 31, 2025	$330,795	$180,211	$107,171	$58,675	$12,163	$8

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

(in thousands)	March 31, 2026	December 31, 2025
Contract assets, gross	$66,235	$69,506
Allowance for credit losses	(6,816)	(6,591)
Contract assets, net	$59,419	$62,915

Balance Sheet Classification:
Prepaid expenses and other current assets	$22,863	$28,758
Other assets	36,556	34,157
Contract assets, net	$59,419	$62,915
Changes in contract assets for the three months ended March 31, 2026 and March 31, 2025 were not material. Increases in contract assets arise from revenue recognized in excess of contractual billings under outright sales transactions. Decreases primarily reflect the reclassification to accounts receivable as the Company’s right to consideration becomes unconditional and, to a lesser extent, contract asset write‑offs and impairment.
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
For the three months ended March 31, 2026, customer contract liabilities remained relatively flat.
Revenue recognized from the amounts included in the beginning contract liability balance totaled approximately $290 million and $278 million for the three months ended March 31, 2026 and March 31, 2025, respectively.
Additional contract liabilities recognized for the three months ended March 31, 2026 and March 31, 2025 were approximately $263 million and $276 million, respectively.
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

	Three Months Ended March 31,
(in thousands)	2026	2025

Total segment revenue	$1,278,529	$1,267,491

Less significant segment expenses:
Customer service costs(1)	106,271	106,390
Maintenance costs(1)	49,419	51,460
Security installation, product, and other costs	87,165	82,272
Selling costs, including commissions(2)	44,898	46,124
Amortization of deferred subscriber acquisition costs(2)	67,445	60,358
Advertising costs(2)	21,735	18,514
Provision for credit losses(2)	68,985	50,479
Other general and administrative costs(2)	140,544	167,539
Share-based compensation(2)	13,626	20,521
Depreciation and intangible asset amortization	345,486	339,517
Interest expense	100,722	123,170
Income tax expense (benefit)	58,113	51,032
Total significant segment expenses	1,104,409	1,117,376

Less other segment items(3):
Other items in SG&A(2)	7,536	5,065
Other, net	(2,767)	2,573
Total other segment items	4,769	7,638

Reconciliation of profit or loss:
(Income) loss from discontinued operations, net of tax(4)	977	2,231

Net income (loss)	$168,374	$140,246
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
4.    ACQUISITIONS AND DIVESTITURES
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The condensed consolidated financial statements reflect the results of an acquired business starting from the effective date of the acquisition.
Origin AI Acquisition
On February 20, 2026, the Company acquired a 100% equity ownership interest in Origin Wireless, Inc. (“Origin AI”), a provider of patented AI‑enabled presence detection and ambient sensing technology (the “Origin AI Acquisition”). By utilizing artificial intelligence and proprietary algorithms to analyze ubiquitous radio frequency signals, this newly acquired technology detects and classifies human presence and activity within the home or other premises without the use of cameras, audio, or wearable devices. This technology is expected to enhance the Company’s ability to improve alarm verification, reduce false alarms, and support new intelligent security and smart home use cases over time.
Total consideration transferred in connection with the Origin AI Acquisition was $164 million, paid in cash.
The Company recognized $61 million of technology intangible assets and $2 million of customer relationships, which are amortized on a straight-line basis over 7 years and 5 years, respectively. The fair value of these intangible assets was estimated using the excess earnings method. The excess earnings method is an income approach that estimates the amount of residual (or excess) cash flows generated by an asset, which are reduced by certain contributory asset charges that represent the charges for the use of the asset.
The Company also recognized $114 million of goodwill, which is not deductible for tax purposes, and allocated the goodwill to the consolidated operating and reporting unit. The goodwill recognized as a result of the Origin AI Acquisition reflects the strategic value of Origin’s technology and its anticipated integration into the Company’s existing and future product offerings. Refer to Note 5 “Goodwill and Other Intangible Assets.”
Other assets acquired and liabilities assumed were not material. The purchase price allocation reflects preliminary fair value estimates which may be subject to changes during the measurement period.
Acquisition costs were not material.
Subsequent to the close of the Origin AI Acquisition, the Company issued share-based compensation awards as a material inducement for certain key employees of Origin AI to remain employed with the Company following the Origin AI Acquisition (the “Origin AI Retention Awards”). Refer to Note 10 “Share-Based Compensation” for additional information.
5.     GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
During the three months ended March 31, 2026, the Company recognized goodwill of $114 million in connection with the Origin AI Acquisition. Refer to Note 4 “Acquisitions and Divestitures.”

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Intangible Assets

	March 31, 2026			December 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Contracts and related customer relationships	$6,860,389	$(4,151,033)	$2,709,356	$6,754,810	$(4,012,248)	$2,742,562
Dealer relationships	1,518,020	(796,186)	721,834	1,518,020	(776,413)	741,607
Other (1)	265,903	(200,641)	65,262	199,973	(199,146)	827
Total definite-lived intangible assets	8,644,312	(5,147,860)	3,496,452	8,472,803	(4,987,807)	3,484,996

Indefinite-lived intangible assets:
Trade name	1,333,000	—	1,333,000	1,333,000	—	1,333,000
Intangible assets	$9,977,312	$(5,147,860)	$4,829,452	$9,805,803	$(4,987,807)	$4,817,996
________________
(1)     March 31, 2026 includes the technology intangible related to the Origin AI Acquisition.
The change in the net carrying amount of contracts and related customer relationships during the period was as follows:

(in thousands)
Balance as of December 31, 2025	$2,742,562
Customer contract additions, net of dealer charge-backs(1)	103,579
Origin AI Acquisition customer relationships	2,000
Amortization	(138,785)
Balance as of March 31, 2026	$2,709,356
________________
(1)     The weighted-average amortization period for customer contract additions was approximately 15 years.
Payments for customer contract additions under the Company’s authorized dealer program and from other third parties are reflected as dealer generated customer accounts and bulk account purchases on the Condensed Consolidated Statements of Cash Flows.
Definite-Lived Intangible Asset Amortization Expense

	Three Months Ended March 31,
(in thousands)	2026	2025
Definite-lived intangible asset amortization expense	$160,053	$154,676

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.     DEBT
The Company’s debt is comprised of the following (in thousands):

				Interest Payable	Balance as of
Description	Issued	Maturity	Interest Rate(1)		March 31, 2026	December 31, 2025
First Lien Term Loan B due 2030	10/13/2023	10/13/2030	Term SOFR +2.00%	Quarterly	$1,759,289	$1,764,249
First Lien Term Loan B-2 due 2032	3/7/2025	3/7/2032	Term SOFR +1.75%	Quarterly	1,438,357	1,441,989
First Lien Revolving Credit Facility	3/16/2018	10/1/2029	Term SOFR +2.00%	Quarterly	—	—
First Lien Term Loan A due 2030	10/28/2025	10/28/2030	Term SOFR +1.50%	Quarterly	322,969	325,000
First Lien Notes due 2026	4/4/2019	4/15/2026	5.750%	3/15 and 9/15	75,000	75,000
First Lien Notes due 2027	8/20/2020	8/31/2027	3.375%	6/15 and 12/15	1,000,000	1,000,000
First Lien Notes due 2029	7/29/2021	8/1/2029	4.125%	2/1 and 8/1	1,000,000	1,000,000
First Lien Notes due 2033	10/15/2025	10/15/2033	5.875%	1/15 and 7/15	1,000,000	1,000,000
ADT Notes due 2032	5/2/2016	7/15/2032	4.875%	1/15 and 7/15	728,016	728,016
ADT Notes due 2042	7/5/2012	7/15/2042	4.875%	1/15 and 7/15	21,896	21,896
2020 Receivables Facility(2)	3/5/2020	2/20/2031	Various	Monthly	432,608	443,058
Total debt principal, excluding finance leases					7,778,135	7,799,208
Finance lease liabilities(3)					42,342	47,765
Unamortized debt discount, net					(29,427)	(30,579)
Unamortized deferred financing costs					(21,459)	(22,949)
Unamortized purchase accounting fair value adjustment and other					(100,727)	(103,811)
Total debt					7,668,864	7,689,634
Current maturities of long-term debt, net of unamortized debt discount					(309,142)	(310,204)
Long-term debt					$7,359,722	$7,379,430
_________________
(1)    Interest rate as of March 31, 2026. Interest on the 2020 Receivables Facility is primarily based on the Secured Overnight Financing Rate (“SOFR”) +0.95% and Lender Cost of Funds +0.85%.
(2)    Maturity date for the 2020 Receivables Facility represents the final maturity date of current loans borrowed under the facility.
(3)    Refer to Note 13 “Leases” for additional information regarding the Company’s finance leases.
As of March 31, 2026, the Company was in compliance with all financial covenant and other maintenance tests for all of its debt obligations.
First Lien Credit Agreement
The Company’s first lien credit agreement, dated as of July 1, 2015 (together with subsequent amendments and restatements, the “First Lien Credit Agreement”), consists of term loans (the “First Lien Term Loan B due 2030” and the “First Lien Term Loan B-2 due 2032,” together, the “First Lien Term Loan Bs”) and the First Lien Revolving Credit Facility.
First Lien Revolving Credit Facility
During the three months ended March 31, 2026, the Company did not make any borrowings or repayments under the First Lien Revolving Credit Facility. As of March 31, 2026, the available borrowing capacity was $800 million.
During the three months ended March 31, 2025, the Company borrowed $40 million under the First Lien Revolving Credit Facility.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
First Lien Notes due 2026 Redemption
Subsequent event - In April 2026, the Company redeemed the remaining outstanding balance of the First Lien Notes due 2026 at maturity for a redemption price of $75 million using cash on hand.
2020 Receivables Facility
Under the 2020 Receivables Facility, the Company obtains financing by selling or contributing certain RICs to the Company’s wholly-owned consolidated bankruptcy-remote special purpose entity (the “SPE”), which then grants a security interest in those RICs as collateral for cash borrowings.
Significant activity since December 31, 2025 is as follows:
•March 2026 - The Company amended the agreement governing the 2020 Receivables Facility to extend the uncommitted revolving period to April 2026.
•Subsequent event - In April 2026, the Company amended the agreement governing the 2020 Receivables Facility to extend the uncommitted revolving period to April 2027, among other things.
As of March 31, 2026, the Company had an uncommitted available borrowing capacity under the 2020 Receivables Facility of approximately $117 million.
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
For interest rate swap contracts that are:
•Not designated as cash flow hedges: Unrealized gains and losses are recognized in interest expense, net, or other income (expense) depending on the nature of the underlying.
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The Company’s interest rate swaps consist of the following (notional amounts in thousands):

Execution	Maturity	Designation	March 31, 2026	December 31, 2025
October 2019(1)(2)	September 2026	Not designated	$2,800,000	$2,800,000
March 2023	March 2028	Not designated	100,000	100,000
April 2023	March 2028	Not designated	200,000	200,000
December 2023(2)	September 2026	Not designated	700,000	700,000
June 2025(3)	March 2032	Cash flow hedge	550,000	550,000
July 2025(3)	March 2032	Cash flow hedge	500,000	500,000
July 2025	March 2032	Not designated	100,000	100,000
September 2025(4)	October 2030	Cash flow hedge	200,000	200,000
October 2025(3)	December 2030	Cash flow hedge	100,000	100,000
October 2025(3)	March 2032	Cash flow hedge	200,000	200,000
October 2025(4)	December 2027	Cash flow hedge	1,400,000	1,400,000
Total notional amount			$6,850,000	$6,850,000
___________________
(1)These swaps contain an other-than-insignificant financing element due to their off-market terms at inception. Prior to March 2020, these swaps were designated as cash flow hedges.
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

Balance Sheet Classification (in thousands)	March 31, 2026	December 31, 2025
Prepaid expenses and other current assets	$35,351	$38,264
Other assets	12,271	3,722
Accrued expenses and other current liabilities	—	(1,044)
Other liabilities	—	(3,187)
Fair value of interest rate swaps - net asset (liability)	$47,622	$37,755
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Unrealized gains (losses) on the Company’s derivatives not classified as cash flow hedges that were recognized in the Statements of Operations were as follows:

	Three Months Ended March 31,
Classification (in thousands)	2026	2025
Interest expense, net	$(3,845)	$(21,009)
Other income (expense)	$(3,709)	$(4,032)
The following table includes unrealized gains (losses) on interest rate swaps designated as cash flow hedges and reclassifications related to previously designated cash flow hedges:

	Three Months Ended March 31,
Changes in AOCI (in thousands)	2026	2025
Pre-tax current period change	$18,919	$1,786
Income tax (benefit) expense	$(4,557)	$(432)
As of March 31, 2026 and December 31, 2025, AOCI, net of tax, related to previously designated cash flow hedges was not material.
8.     INCOME TAXES
Effective Tax Rate
The effective tax rate can vary from period to period due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as changes in the overall state tax rate. The discussion below is based on the continuing operations of the Company.
The Company’s income tax expense for the three months ended March 31, 2026 was $58 million, resulting in an effective tax rate for the period of 25.5%. The effective tax rate primarily represents the federal statutory tax rate of 21.0%, and a state tax rate, net of federal benefits, of 4.9%.
The Company’s income tax expense for the three months ended March 31, 2025 was $51 million, resulting in an effective tax rate for the period of 26.4%. The effective tax rate primarily represents the federal statutory tax rate of 21.0%, and a state tax rate, net of federal benefits, of 5.6%.
9.     EQUITY
Common Stock and Class B Common Stock
The Company has two classes of common stock, which comprises common stock (“Common Stock”) and Class B common stock (“Class B Common Stock”).
Share Issuances
During the periods presented, shares issued resulted from the vesting of restricted stock units (“RSUs”) and stock option exercises related to fully vested share-based compensation awards as presented on the Condensed Consolidated Statements of Stockholders’ Equity.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Share Repurchases
The Company’s share repurchase plans discussed below allow the Company to purchase Common Stock, from time to time, in one or more open market or privately negotiated transactions, including pursuant to Rule 10b5-1 or Rule 10b-18 of the Exchange Act, or pursuant to one or more accelerated share repurchase agreements, subject to certain requirements and other factors. The Company is not obligated to repurchase any of its shares of Common Stock, and the timing and amount of any repurchases depends on legal requirements, market conditions, stock price, the availability of the safe harbor provided by Rule 10b-18 under the Exchange Act, alternative uses of capital, and other factors.
2026 Share Repurchase Plan
In February 2026, the Company's Board of Directors approved a three-year share repurchase plan (the “2026 Share Repurchase Plan”), pursuant to which the Company is authorized to repurchase, through April 30, 2029, up to a maximum aggregate amount of $1.5 billion of shares of the Company's Common Stock.
During the first quarter of 2026, the Company repurchased, and subsequently retired, 18 million shares in the open market pursuant to Rule 10b5-1 and Rule 10b-18 of the Exchange Act under the 2026 Share Repurchase Plan in multiple transactions for a total of $116 million (or $6.57 per share).
As of March 31, 2026, the Company had $1.4 billion remaining under the 2026 Share Repurchase Plan.
Subsequent event - In April 2026, the Company repurchased, and subsequently retired, 17 million shares of its Common Stock in the open market pursuant to Rule 10b5-1 and Rule 10b-18 of the Exchange Act under the 2026 Share Repurchase Plan in multiple transactions for a total of $114 million (or $6.92 per share). After these repurchases, the Company had $1.3 billion remaining under the 2026 Share Repurchase Plan.
2025 Share Repurchase Plan
In February 2025, the Company's Board of Directors announced a share repurchase plan (the “2025 Share Repurchase Plan”), pursuant to which the Company was authorized to repurchase, through April 30, 2026, up to a maximum aggregate amount of $500 million of shares of the Company's Common Stock. The Company exhausted the 2025 Share Repurchase Plan in July 2025.
During the first quarter of 2025, the Company repurchased, and subsequently retired, 20 million shares of its Common Stock under the 2025 Share Repurchase Plan for $152 million (or $7.62 per share) in connection with a secondary offering of the Company’s Common Stock by Apollo Global Management, Inc. (“Apollo”) in March 2025. Refer to Note 14 “Related Party Transactions” for further information.
Additionally, during the first quarter of 2025, the Company repurchased, and subsequently retired, an additional 18 million shares in the open market pursuant to Rule 10b5-1 and Rule 10b-18 of the Exchange Act in multiple transactions for a total of $140 million (or $7.79 per share).
Dividends

(in thousands, except per share data)			Common Stock		Class B Common Stock
Declaration Date	Record Date	Payment Date	Per Share	Aggregate	Per Share	Aggregate
During the Three Months Ended March 31, 2026
3/2/2026	3/12/2026	4/2/2026	$0.055	$42,011	$0.055	$3,011

During the Three Months Ended March 31, 2025
2/27/2025	3/13/2025	4/3/2025	$0.055	$44,175	$0.055	$3,011
Subsequent Event - On April 30, 2026, the Company announced a dividend of $0.055 per share to holders of Common Stock and Class B Common Stock of record on June 11, 2026, which will be paid on July 7, 2026.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accumulated Other Comprehensive Income (Loss)
During the three months ended March 31, 2026, there were no material reclassifications out of AOCI. Refer to Note 7 “Derivative Financial Instruments.”
10.     SHARE-BASED COMPENSATION
RSUs
During the first quarter of 2026, the Company completed its annual long-term incentive plan equity awards (the “2026 Annual Grant”) to employees by granting approximately 4 million RSUs under its 2018 Omnibus Incentive Plan, as amended (the “2018 Plan”), with a grant date fair value of $6.74 per share, which is equal to the closing price per share of the Company’s Common Stock on the date of grant. These RSUs are service-based awards with a three-year graded vesting period from the date of grant.
Options
During the first quarter of 2026, the Company granted approximately 9 million options to its executive officers under the 2018 Plan as part of the 2026 Annual Grant. These options are service-based awards with a three-year graded vesting period from the date of grant and have an exercise price of $6.74 per share, which is equal to the closing price per share of the Company’s Common Stock on the date of grant, and a contractual term of ten years from the grant date. The weighted-average grant date fair value for the options granted during the period was $2.23 per share.
The Company used a binomial lattice model to determine the grant date fair value for options granted and included the following assumptions:

Expected exercise term	7 years
Expected volatility(1)	41.9%
Expected dividend yield(2)	3.3%
Risk-free interest rate(3)	4.1%
_________________
(1)    Estimated using historical and implied stock price volatility of the Company.
(2)    Calculated by taking the annual dividend run-rate and dividing by the stock price at date of grant.
(3)    Based on the U.S. Treasury yield curve.
Origin AI Retention Awards
The Company registered on Form S-8 approximately 8 million shares of Common Stock issuable upon vesting and settlement of the Origin AI Retention Awards (as discussed in Note 4 “Acquisitions and Divestitures”), including dividend equivalent units (“DEUs”), which are subject to the same vesting and forfeiture conditions as the underlying awards.
These awards include approximately 3 million service-based awards with a three-year graded vesting period from the date of grant and approximately 5 million awards subject to both service requirements and performance conditions tied to the completion of certain milestones, and have a grant date fair value of $7.91 per share.
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Common Stock
Potential shares of Common Stock include (i) incremental shares related to the vesting or exercise of share-based compensation awards, warrants, and other options to purchase additional shares of the Company’s Common Stock calculated using the treasury stock method and (ii) incremental shares of Common Stock issuable upon the conversion of Class B Common Stock. Additionally, the basic and diluted earnings per share computations for Common Stock for the periods presented exclude unvested shares of approximately 4 million as their vesting is contingent upon achievement of certain performance requirements.

	Three Months Ended March 31,
in thousands, except per share amounts	2026	2025
Allocation of income (loss) from continuing operations - basic	$157,970	$133,446
Dilutive effect	3,604	3,420
Allocation of income (loss) from continuing operations - diluted	$161,574	$136,866

Allocation of income (loss) from discontinued operations, net of tax - basic	$(912)	$(2,090)
Dilutive effect	—	—
Allocation of income (loss) from discontinued operations, net of tax - diluted	$(912)	$(2,090)

Weighted-average shares outstanding - basic	759,716	808,029
Dilutive effect(1)	62,141	63,283
Weighted-average shares outstanding - diluted	821,857	871,312

Income (loss) from continuing operations per share - basic	$0.21	$0.17
Income (loss) from continuing operations per share - diluted	$0.20	$0.16

Income (loss) from discontinued operations, net of tax, per share - basic	$—	$—
Income (loss) from discontinued operations, net of tax, per share - diluted	$—	$—
_________________
(1)    During the three months ended March 31, 2026 and March 31, 2025, 28 million and 19 million shares of Common Stock, respectively, that would be dilutive were excluded from the diluted earnings per share calculations because their effects would have been anti-dilutive.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Class B Common Stock

	Three Months Ended March 31,
in thousands, except per share amounts	2026	2025
Allocation of income (loss) from continuing operations - basic	$11,381	$9,031
Dilutive effect	(593)	(409)
Allocation of income (loss) from continuing operations - diluted	$10,788	$8,622

Allocation of income (loss) from discontinued operations, net of tax - basic	$(65)	$(141)
Dilutive effect	—	—
Allocation of income (loss) from discontinued operations, net of tax - diluted	$(65)	$(141)

Weighted-average shares outstanding - basic	54,745	54,745
Dilutive effect(1)	—	—
Weighted-average shares outstanding - diluted	54,745	54,745

Income (loss) from continuing operations per share - basic	$0.21	$0.17
Income (loss) from continuing operations per share - diluted	$0.20	$0.16

Income (loss) from discontinued operations, net of tax, per share - basic	$—	$—
Income (loss) from discontinued operations, net of tax, per share - diluted	$—	$—
________________
(1)    There were no potential shares of Class B Common Stock during the periods presented.
12.     COMMITMENTS AND CONTINGENCIES
Contractual Obligations
There have been no significant changes to the Company’s contractual obligations as compared to December 31, 2025, except as discussed below:
Google Commercial Agreement
In July 2020, the Company and Google LLC (“Google”) entered into a Master Supply, Distribution, and Marketing Agreement (as amended, the “Google Commercial Agreement”), pursuant to which, among other things, each party agreed to contribute $150 million towards joint marketing, customer acquisition, training of the Company’s employees, and product technology updates related to the Google Devices and Services. In August 2022, the Company and Google executed an amendment to the Google Commercial Agreement, pursuant to which Google agreed to commit an additional $150 million to fund growth, data and insights, product innovation and technology advancements, customer acquisition, and marketing, as mutually agreed by the Company and Google, (together with the initial amounts, the “Google Success Funds”).
During the three months ended March 31, 2026, approximately $7.5 million of the Google Success Funds were approved for reimbursement to the Company, primarily for certain joint marketing and customer acquisition expenses incurred. Substantially all the reimbursement was recorded as a reduction to advertising expenses.

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
As of March 31, 2026, the Company continues to work to meet this commitment.
Guarantees
In the normal course of business, the Company is liable for contract completion and product performance. As of March 31, 2026 and December 31, 2025, the Company’s guarantees primarily relate to standby letters of credit related to its insurance programs and totaled $48 million for both periods, respectively.
The Company does not believe such obligations will materially affect its financial position, results of operations, or cash flows.
Legal Proceedings
The Company is subject to various claims and lawsuits in the ordinary course of business, which include among other things commercial general liability claims, automobile liability claims, contractual disputes, worker’s compensation claims, labor law and employment claims, claims related to alleged alarm system failures, claims that the Company infringed on the intellectual property of others, and consumer and employment class actions. The Company is also subject to regulatory and governmental examinations, information requests and subpoenas, inquiries, investigations, and threatened legal actions and proceedings. In connection with such formal and informal inquiries, the Company receives numerous requests, subpoenas, and orders for documents, testimony, and information in connection with various aspects of its activities. There have been no material changes to the disclosures in the Company’s 2025 Annual Report.
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
As of March 31, 2026 and December 31, 2025, the Company’s accrual for ongoing claims and lawsuits within the scope of an insurance program, including certain amounts related to discontinued operations, totaled $90 million and $86 million, respectively. The Company’s accrual related to ongoing claims and lawsuits not within the scope of an insurance program is not material.
13.     LEASES
Company as Lessee
As part of normal operations, the Company leases real estate, vehicles, and equipment primarily through its main operating entity and wholly-owned subsidiary, ADT LLC.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Right-of-Use Assets and Lease Liabilities

(in thousands)			March 31, 2026	December 31, 2025
Presentation and Classification:
Operating	Current	Prepaid expenses and other current assets	$89	$92
Operating	Non-current	Other assets	83,470	83,910
Finance	Non-current	Property and equipment, net(1)	36,635	41,317
Total right-of-use assets			$120,194	$125,319

Operating	Current	Accrued expenses and other current liabilities	$19,794	$16,841
Finance	Current	Current maturities of long-term debt	21,785	22,674
Operating	Non-current	Other liabilities	79,304	81,290
Finance	Non-current	Long-term debt	20,557	25,091
Total lease liabilities			$141,440	$145,896
_________________
(1)Finance lease right-of-use assets are recorded net of accumulated depreciation, which was approximately $90 million and $87 million as of March 31, 2026 and December 31, 2025, respectively.
Lease Cost

	Three Months Ended March 31,
(in thousands)	2026	2025
Operating lease cost	$6,299	$6,317
Finance lease cost:
Amortization of right-of-use assets	5,720	5,367
Interest on lease liabilities	648	930
Variable lease costs	9,238	9,911
Total lease cost	$21,905	$22,525
Lease Liabilities Arising from Obtaining Right-of-Use Assets(1)

	Three Months Ended March 31,
(in thousands)	2026	2025
Operating leases	$4,378	$2,182
Finance leases	$2,599	$979
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
14.     RELATED PARTY TRANSACTIONS
The Company’s related party transactions primarily relate to products and services received from, or monitoring and related services provided to, other entities affiliated with Apollo, and, from time to time, certain transactions with Apollo. There were no notable related party transactions during the periods presented other than as described below.
Apollo
March 2025 Offering and Share Repurchase
During the first quarter of 2025, certain entities managed by affiliates of Apollo sold 80.5 million shares (including shares sold pursuant to the underwriters overallotment option) of the Company’s Common Stock (the “March 2025 Offering”).
In connection with the March 2025 Offering, the Company repurchased, and subsequently retired, 20 million shares of its Common Stock under the 2025 Share Repurchase Plan for an aggregate purchase price of $152 million (or approximately $7.62 per share).
Other Transactions with Apollo
During the three months ended March 31, 2026 and 2025, other fees incurred to Apollo were not material.
Fleet Management Agreement
During the second quarter of 2025, the Company entered into an agreement with a vendor affiliated with Apollo for fleet management and related services through 2030. During the three months ended March 31, 2026, the Company incurred fees to the vendor of approximately $3 million (inclusive of pass-through costs).

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
The discussion and analysis below focuses on significant or material items to the Company. To obtain a more comprehensive understanding of our financial condition, changes in financial condition, and results of operations, the following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and the related notes included in our 2025 Annual Report.
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
Subscribers
As of March 31, 2026, we served approximately 6.1 million security monitoring service subscribers. Generally, a significant upfront investment is required to acquire new subscribers that in turn provide ongoing and predictable recurring revenue (RMR) generated from our monitoring services and other subscriber-based offerings. Although the economics of each installation may vary depending on the customer type, acquisition channel, and product and service offerings, we generally achieve revenue break-even in approximately two years.
New subscriber additions and customer attrition have a direct impact on our financial results, including revenue, operating income, and cash flows. A portion of our recurring subscriber base can be expected to cancel its service each year for a variety of reasons, including relocation, cost, loss to competition, or service issues, or we may disconnect service due to non-payment. A 100 basis point change in customer attrition typically has approximately a $40 million impact on recurring revenue on an annualized basis.
As of March 31, 2026, gross customer revenue attrition was 13.1%, as compared to 12.6% in the prior year, driven by higher non-payment disconnects slightly offset by fewer relocations and voluntary disconnects.
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
Revenue and Offerings
The mix, price, offerings, sales and distribution channel, and equipment ownership of transactions impacts our results. For example, our results are impacted by the mix of transactions accounted for under a Company-owned equipment model versus a customer-owned equipment model (referred to as outright sales), as there are different accounting treatments applicable to each model, as discussed in Note 2 “Revenue and Receivables.” Historically, the majority of professional installation transactions occurred under a Company-owned model. However, since the second quarter of 2024, a growing percentage of our direct channel new subscriber adds are outright sales in connection with the national launch of our ADT+ platform.
As a result, we have continued to experience an increase in both security installation, product, and other revenue and related costs due to the transition to our ADT+ platform, in which the equipment is sold outright to the customer. Currently, approximately 30% of new subscribers are outright sales. In early 2026, the Company refined its go-to-market approach for certain non-ADT+ residential transactions and transitioned such transactions to an outright sales model where equipment will be customer owned, which aligns with the equipment ownership model for ADT+ transactions. Accordingly, we expect this to continue to result in an increase in security installation, product, and other revenue and cost of revenue recognized in the statements of operations in subsequent periods.
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
As of March 31, 2026, RMR was $359 million, as compared to $360 million in the prior year period, primarily reflecting lower recurring monthly revenue due to the sale of our multifamily business in October 2025 (the “Multifamily Divestiture”), partially offset by an increase in average prices.

Macroeconomic and Other Trends and Uncertainties
We may also experience an increase in other costs associated with factors such as (i) offering a wider variety of products and services; (ii) providing a greater mix of interactive and smart home solutions; (iii) replacing or upgrading certain system components due to technological advancements, cybersecurity upgrades, software or hardware end-of-life or otherwise; (iv) supply chain disruptions or other impacts such as tariffs or trade restrictions; (v) inflationary pressures on costs such as materials, labor, and fuel including those related to the ongoing conflict in the Middle East; and (vi) other changes in prices, interest rates, or terms from our suppliers, vendors, or third-party lenders.
We are currently monitoring, and will continue to monitor, macroeconomic trends and uncertainties such as the ongoing global memory chip shortage, potential supply chain disruptions and fuel shortages stemming from the ongoing conflict in the Middle East, key components of inflation, the status and effects of recently implemented or threatened tariffs and other trade restrictions, as well as potential changes to these tariffs or the imposition of reciprocal or other tariffs or trade restrictions by other countries. In February 2026, the U.S. Supreme Court ruled that certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) were unauthorized. However, the ruling did not establish a process or timing for any potential refunds. We have not recorded a receivable for any refund of IEEPA tariffs, and the amount of IEEPA tariff refunds that we ultimately recover may differ from the full amount we previously paid. In addition, subsequent actions by the U.S. government to impose tariffs under alternative authorities, along with the possibility of further changes in trade policy, continue to create uncertainty in the global trade environment.
Any of these may have negative consequences for our supply chain due to price increases from our vendors or suppliers or supply chain delays. At this time, we do not anticipate material negative impacts that cannot be mitigated through arrangements with our vendors and suppliers, price increases to our customers, or other actions but there is no guarantee that we will be able to successfully mitigate the negative effects of any such macroeconomic trends and uncertainties. We are also unable at this time to determine any future negative impacts from reduced consumer spending as a result of inflationary or other pressures or uncertainty that may result from the imposition of current or future tariffs or other trade restrictions.
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
Origin AI Acquisition
In February 2026, we acquired Origin AI, a provider of patented AI‑enabled presence detection and ambient sensing technology. Origin AI’s technology uses artificial intelligence and proprietary algorithms to analyze ubiquitous radio frequency signals to detect and classify human presence and activity within the home or other premises without the use of cameras, audio, or wearable devices. This technology is expected to enhance our ability to improve alarm verification, reduce false alarms, and support new intelligent security and smart home use cases over time.
Total consideration transferred in connection with the Origin AI Acquisition was $164 million, of which we recognized $114 million of goodwill.
The Company does not expect a material impact to revenue or cost of revenue from the Origin AI Acquisition during 2026.

RESULTS OF OPERATIONS

	Three Months Ended March 31,
(in thousands, except per share data or as otherwise indicated)	2026	2025	$ Change
Revenue:
Monitoring and related services	$1,080,476	$1,083,104	$(2,628)
Security installation, product, and other	198,053	184,387	13,666
Total revenue	1,278,529	1,267,491	11,038
Cost of revenue (exclusive of depreciation and amortization shown separately below):
Monitoring and related services	155,690	157,850	(2,160)
Security installation, product, and other	87,165	82,272	4,893
Total cost of revenue	242,855	240,122	2,733
Selling, general, and administrative expenses	364,769	368,600	(3,831)
Depreciation and intangible asset amortization	345,486	339,517	5,969
Operating income (loss)	325,419	319,252	6,167
Interest expense, net	(98,381)	(120,879)	22,498
Other income (expense)	426	(4,864)	5,290
Income (loss) from continuing operations before income taxes	227,464	193,509	33,955
Income tax benefit (expense)	(58,113)	(51,032)	(7,081)
Income (loss) from continuing operations	169,351	142,477	26,874
Income (loss) from discontinued operations, net of tax	(977)	(2,231)	1,254
Net income (loss)	$168,374	$140,246	$28,128

Diluted income (loss) from continuing operations per share of Common Stock	$0.20	$0.16	$0.04

Diluted weighted-average shares outstanding of Common Stock	821,857	871,312	(49,455)

Key Performance Indicators: (1)
RMR (2)	$358,899	$359,534	$(635)
Gross customer revenue attrition (percent) (2)	13.1%	12.6%	N/A*
Adjusted EPS (3)	$0.23	$0.21	$0.02
Adjusted EBITDA (3)	$673,750	$660,801	$12,949
_______________________
(1)Refer to the “—Key Performance Indicators” section for the definitions of these key performance indicators.
(2)Refer to the “—Factors Affecting Operating Results” section for additional details and comparison of current to prior period results.
(3)Refer to the “—Non-GAAP Measures” section for the definitions of these non-GAAP measures and reconciliations to the most comparable GAAP measures.
* Not applicable.
Period‑over‑period changes in income (loss) from continuing operations, including on a per share basis, are discussed through the analysis of the underlying GAAP components below:
Revenue
The three months ended March 31, 2026, as compared to the prior year period, primarily reflects:
•Monitoring and related services revenue (“M&S Revenue”): (i) lower recurring revenue of $7 million primarily driven by a decrease in volume, including the Multifamily Divestiture, of $28 million, partially offset by an increase in price of $20 million, and (ii) higher revenue of $4 million primarily attributable to an increase in time and materials billings.
•Security installation, product, and other revenue: higher installation revenue of $12 million primarily driven by a higher mix of professionally installed systems under the outright sales model in connection with our refined equipment ownership go-to-market approach.

Cost of Revenue
The three months ended March 31, 2026, as compared to the prior year period, primarily reflects:
•Monitoring and related services costs (“M&S Costs”): a decrease in M&S Costs of $2 million primarily due to lower customer service and maintenance costs of $4 million partially offset by higher interactive fees of $2 million.
•Security installation, product, and other costs: an increase in installation and product costs of $5 million primarily due to a higher mix of professionally installed systems under the outright sales model discussed above.
Selling, General, and Administrative Expenses
The three months ended March 31, 2026, as compared to the prior year period, primarily reflects:
•a decrease in general and administrative costs of $27 million primarily as a result of a loss recovery from a legal settlement during the current period, partially offset by
•an increase in the allowance for credit losses of $19 million.
Depreciation and Intangible Asset Amortization
The three months ended March 31, 2026, as compared to the prior year period, primarily reflects:
•an increase in the amortization of customer contracts acquired under our authorized dealer program and from other third parties of $5 million and
•an increase in the depreciation of property, plant, and equipment of $5 million, partially offset by
•a decrease in depreciation of subscriber system assets of $5 million.
Interest Expense, Net
The three months ended March 31, 2026, as compared to the prior year period, primarily reflects a decrease in unrealized losses on interest rate swaps of $17 million, with the remaining change due to lower interest rates on our long-term debt.
Other Income (Expense)
The three months ended March 31, 2026, as compared to the prior year period, primarily reflects a loss on extinguishment of debt of $6 million recorded in the prior year period.
Income Tax Benefit (Expense)
The Company’s income tax expense for the three months ended March 31, 2026 was $58 million, resulting in an effective tax rate for the period of 25.5%. The effective tax rate primarily represents the federal statutory tax rate of 21.0% and a state tax rate, net of federal benefits, of 4.9%.
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
We believe Adjusted EPS is a benchmark used by analysts and investors in our industry to compare our performance against the performance of other companies, although this measure may not be directly comparable to similar measures reported by other companies. We believe the presentation of Adjusted EPS is useful to investors as it provides additional information about how our management evaluates the business, including the performance of employees (including members of management).
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
The table below reconciles Adjusted EPS to diluted income (loss) from continuing operations per share of Common Stock:

	Three Months Ended March 31,
	2026	2025	$ Change
Diluted income (loss) from continuing operations per share of Common Stock	$0.20	$0.16	$0.04
Share-based compensation expense	0.02	0.02	—
Merger, restructuring, integration, and other	0.01	—	0.01
Interest rate swaps, net (1)	0.01	0.03	(0.02)
Loss on extinguishment of debt	—	0.01	(0.01)
Other, net	—	—	—
Tax impact on adjustments (2)	(0.01)	(0.01)	—
Adjusted EPS (3)	$0.23	$0.21	$0.02
________________
(1) Represents unrealized gains or losses on interest rate swaps presented in interest expense, net and other income (expense).
(2) Represents the tax impact on adjustments using the federal and state blended statutory rate.
(3) Amounts may not sum in this table due to rounding.
The increase in Adjusted EPS for the three months ended March 31, 2026, as compared to the prior year period, was primarily due to:
•$0.03 per share due to lower general and administrative costs and
•$0.01 per share due to a decrease in our diluted weighted average shares outstanding as a result of share repurchases, partially offset by
•$0.02 per share due to an increase in the allowance for credit losses.
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
The table below reconciles Adjusted EBITDA to income (loss) from continuing operations:

	Three Months Ended March 31,
(in thousands)	2026	2025	$ Change
Income (loss) from continuing operations	$169,351	$142,477	$26,874
Interest expense, net	98,381	120,879	(22,498)
Income tax expense (benefit)	58,113	51,032	7,081
Depreciation and intangible asset amortization	345,486	339,517	5,969
Amortization of deferred subscriber acquisition costs	67,445	60,358	7,087
Amortization of deferred subscriber acquisition revenue	(89,595)	(88,871)	(724)
Share-based compensation expense	13,626	20,521	(6,895)
Merger, restructuring, integration, and other (1)	6,559	3,905	2,654
Unrealized (gain) loss on interest rate swaps (2)	3,709	4,032	(323)
Loss on extinguishment of debt	—	6,443	(6,443)
Other, net	675	508	167
Adjusted EBITDA	$673,750	$660,801	$12,949
________________
(1) During 2026, primarily includes costs related to the Origin AI Acquisition.
(2) Represents unrealized gains or losses on interest rate swaps presented in other income (expense).
The increase in Adjusted EBITDA for the three months ended March 31, 2026, as compared to the prior year period, was primarily due to:
•a decrease in general and administrative costs of $27 million and
•higher installation revenue, net of the associated costs and commissions, of $5 million, partially offset by
•an increase in the allowance for credit losses of $19 million.
The factors listed above exclude amounts that are outside of our definition of Adjusted EBITDA. Refer to the discussions above under “—Results of Operations” for further details.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and capital resources primarily consisted of the following:

(in thousands)	March 31, 2026
Cash and cash equivalents	$119,328
Restricted cash and restricted cash equivalents	$32,470
Availability under First Lien Revolving Credit Facility	$800,000
Uncommitted available borrowing capacity under 2020 Receivables Facility	$117,392
Carrying amount of total debt outstanding, including finance leases	$7,668,864

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
Material Cash Requirements
There have been no significant changes to our material cash requirements, commitments and contingencies, or off-balance sheet arrangements from those disclosed in our 2025 Annual Report, except as discussed below.
Debt Principal
In April 2026, we redeemed the remaining outstanding balance of our First Lien Notes due 2026. Our next debt maturity will occur in August 2027 with respect to the remaining outstanding balance of our First Lien Notes due 2027. We intend, and believe that we will have the ability, to refinance or redeem these notes before or at maturity.
Share Repurchase Plans
In February 2026, our Board of Directors approved the 2026 Share Repurchase Plan, pursuant to which we were authorized to repurchase, through April 30, 2029, up to a maximum aggregate amount of $1.5 billion of shares of our Common Stock.
The 2026 Share Repurchase Plan allows us to purchase Common Stock, from time to time, in one or more open market or privately negotiated transactions, including pursuant to Rule 10b5-1 or Rule 10b-18 of the Exchange Act, or pursuant to one or more accelerated share repurchase agreements, subject to certain requirements and other factors. We are not obligated to repurchase any of our shares of Common Stock, and the timing and amount of any repurchases depends on legal requirements, market conditions, stock price, the availability of the safe harbor provided by Rule 10b-18 under the Exchange Act, alternative uses of capital, and other factors.
During the first quarter of 2026, we repurchased, and subsequently retired, 18 million shares of our Common Stock in the open market pursuant to Rule 10b5-1 and Rule 10b-18 of the Exchange Act under the 2026 Share Repurchase Plan in multiple transactions for a total of $116 million (or $6.57 per share).
As of March 31, 2026, there was $1.4 billion remaining under the 2026 Share Repurchase Plan.
In April 2026, we repurchased, and subsequently retired, 17 million shares of our Common Stock in the open market pursuant to Rule 10b5-1 and Rule 10b-18 of the Exchange Act under the 2026 Share Repurchase Plan in multiple transactions for a total of $114 million (or $6.92 per share). After these repurchases, we had $1.3 billion remaining under the 2026 Share Repurchase Plan.
Other Contractual Obligations
As of March 31, 2026, we continue to work to meet our commitment of $200 million of aggregate purchases under the Google Cloud Agreement Addendum. Refer to Note 12 “Commitments and Contingencies.”

Cash Taxes
While we did not make any material cash payments during the three months ended March 31, 2026, we expect to make initial estimated federal and state tax payments in the second quarter of 2026, with subsequent payments scheduled for the periods they correspond to. The specific payment amounts may fluctuate each quarter based on our financial results and tax positions taken.
Dividends
On April 30, 2026, we announced a dividend of $0.055 per share to holders of Common Stock and Class B Common Stock of record on June 11, 2026, which will be paid on July 7, 2026.
Long-Term Debt
Significant changes and activity related to our long-term debt since our 2025 Annual Report are discussed below. Refer to Note 6 “Debt” for additional information.
First Lien Notes due 2026 Redemption
In April 2026, we redeemed the remaining outstanding balance of the First Lien Notes due 2026 at maturity for a redemption price of $75 million using cash on hand.
2020 Receivables Facility
In March 2026, we amended the agreement governing the 2020 Receivables Facility to extend the uncommitted revolving period to April 2026.
In April 2026, we amended the agreement governing the 2020 Receivables Facility to extend the uncommitted revolving period to April 2027, among other things.
Debt Covenants
As of March 31, 2026, we were in compliance with all financial covenant and other maintenance tests for all our debt obligations. We do not believe there is a material risk of future noncompliance with our financial covenant and other maintenance tests.
Cash Flow Analysis
The amounts and discussion below include cash flows from both continuing operations and discontinued operations, as appropriate, consistent with the presentation on the Statements of Cash Flows.

	Three Months Ended March 31,
(in thousands)	2026	2025	$ Change
Net cash provided by (used in):
Operating activities	$638,093	$466,626	$171,467
Investing activities	$(405,608)	$(258,259)	$(147,349)
Financing activities	$(189,227)	$(321,246)	$132,019
Cash Flows from Operating Activities
The increase in net cash provided by operating activities, as compared to the prior year period, was primarily due to lower interest payments and the timing of certain payroll-related payments, as well as changes in assets and liabilities due to the volume and timing of other operating cash receipts and payments with respect to when the transactions are reflected in earnings. Refer to the discussions above under “—Results of Operations” for further details.

Cash Flows from Investing Activities
The increase in net cash used in investing activities, as compared to the prior year period, was primarily due to:
•outflows of $164 million related to the Origin AI Acquisition, partially offset by
•a decrease in subscriber system assets expenditures of $15 million primarily due to our continued transition to an outright sales model.
Cash Flows from Financing Activities
The decrease in net cash used in financing activities, as compared to the prior period, was primarily due to:
•lower share repurchases of $281 million, partially offset by
•a reduction in net borrowings on long-term debt of $137 million primarily related to the issuance of the First Lien Term Loan B-2 due 2032 partially offset by the partial redemption of the First Lien Notes due 2026 in the prior year.
CRITICAL ACCOUNTING ESTIMATES
We disclosed our critical accounting estimates in our 2025 Annual Report, which include estimates prepared in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations.
Critical accounting estimates are based on, among other things, estimates, assumptions, and judgments made by management that include inherent risks and uncertainties. Our estimates are based on relevant information available at the end of each period. Actual results could differ materially from these estimates under different assumptions or market conditions.
There have been no material changes to our critical accounting estimates as disclosed in our 2025 Annual Report.
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain information that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are made in reliance on the safe harbor protections provided thereunder. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that all statements contained in this Form 10-Q that are not clearly historical in nature, including statements regarding the ADT Solar Exit; the Commercial Divestiture; the expected benefits of the Commercial Divestiture and ADT Solar Exit including that the costs of the ADT Solar Exit may exceed our best estimates; the expected effects of the One Big Beautiful Bill Act on cash taxes; the anticipated changes to our internal control over financial reporting in 2026 resulting from ongoing information technology system implementations; the integration of strategic bulk purchases of customer accounts and other acquired businesses; any repurchases of our common stock under an authorized share repurchase plan; our ability to refinance or reduce debt or improve leverage ratios, or to achieve or maintain our leverage goals; anticipated financial performance; management’s plans and objectives for future operations; the expected benefits of the Origin AI Acquisition, including the expected integration of Origin AI’s technology into the Company’s products and services; the successful development, commercialization, and timing of new or joint products; the successful development, commercialization and integration of artificial intelligence (“AI”) technologies into the Company’s products, services, and operations; business prospects; outcomes of regulatory proceedings; market conditions; our ability to deploy our business continuity and disaster plans and procedures to successfully respond to catastrophic events; our strategic partnership and ongoing relationship with Google; the expected timing of product commercialization with Google or any changes thereto; the successful internal development, commercialization, and timing of our next generation platform and innovative offerings; the successful conversion of customers who continue to utilize outdated technology; the current and future market size for existing, new, or joint products; any stated or implied outcomes with regards to the foregoing; and other matters. Forward-looking statements are contained principally in the sections of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
•our ability to sell our products and services or launch new products and services, including those incorporating AI or advanced sensing capabilities, in highly competitive markets, including the home security and automation market, and to achieve market acceptance with acceptable margins;
•our ability to successfully execute and scale our DIY offerings, including customer adoption, digital acquisition, and expansion into new distribution channels such as traditional retail and e-commerce channels;
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
•the impact of cyber attacks or related breaches with respect to information technology systems, cybersecurity, or data security involving us, our business partners, or other third parties whose systems are interconnected with ours, and any similar future or still undetected attacks or incidents;
•risks related to the development, deployment, and use of AI in our products, services, and operations, including technological and legal uncertainties surrounding AI technologies;
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

•our ability to maintain effective internal control over financial reporting (“ICFR”) and disclosure controls and procedures (“DCPs”), including our ability to remediate any potential material weakness in our ICFR, the timing of any such remediation, and anticipated changes to our ICFR from ongoing system implementations, as well as the ability to maintain effective DCPs at a reasonable assurance level;
•the expected shift in our transaction mix (including increased outright equipment sales) and the related effects to the timing and mix of revenue and costs; and
•the other factors that are described under the heading “Risk Factors” in our 2025 Annual Report.
Forward-looking statements and information involve risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied in, or reasonably inferred from, such statements, including without limitation, the risks and uncertainties disclosed or referenced under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A in our 2025 Annual Report. Therefore, caution should be taken not to place undue reliance on any such forward-looking statements. Much of the information in this report that looks toward future performance is based on various factors and important assumptions about future events that may or may not actually occur. As a result, our operations and financial results in the future could differ materially and substantially from those we have discussed in the forward-looking statements included in this Quarterly Report on Form 10-Q. Any forward-looking statement made in this Quarterly Report on Form 10-Q speaks only as of the date on which it is made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments, or otherwise unless required by law.
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
There were no material changes in our interest rate risk exposure to that disclosed in our 2025 Annual Report.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2026, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2026, there were no changes in our ICFR identified in our management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our ICFR.
During 2023, ADT began a multi-year IT transformation project by which we are migrating much of ADT’s infrastructure to the cloud. The initiative includes certain aspects of our customer relationship management and enterprise resource planning systems. In 2024, we nationally launched our customer relationship management system for our residential pro-install customers, which resulted in changes to our processes, procedures, and our ICFR; and expect these changes to materially affect our ICFR in future quarters in 2026. In addition, we began the transition to our new enterprise resource planning system during 2024. This transition will be completed in phases over multiple years.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
See Note 12 “Commitments and Contingencies” to the condensed consolidated financial statements under the heading “Legal Proceedings” included in this Quarterly Report on Form 10-Q for legal proceedings and related matters.
ITEM 1A. RISK FACTORS.
Our significant business risks are described in Part I, Item 1A “Risk Factors” in our 2025 Annual Report and in our other filings with the SEC. The risk factors described in our filings with the SEC and other information may not describe every risk facing the Company. There have been no material changes in our risk factors from those disclosed in our 2025 Annual Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Recent Sales of Unregistered Equity Securities
There were no sales of unregistered equity securities during the three months ended March 31, 2026.
Use of Proceeds from Registered Equity Securities
We did not receive any proceeds from sales of registered equity securities during the three months ended March 31, 2026.
Issuer Purchases of Equity Securities
The following table presents repurchases of shares of the Company’s Common Stock completed during the three months ended March 31, 2026 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2026 - January 31, 2026	—	$—	—	$—
February 1, 2026 - February 28, 2026	—	$—	—	$1,500,000
March 1, 2026 - March 31, 2026	17,650	$6.57	17,650	$1,384,277
Total	17,650	$6.57	17,650	$1,384,277
_________________
(1)    The average price paid per share is calculated by dividing the total cash paid for the shares (including commissions) by the total number of shares repurchased.
(2)    In February 2026, the Company's Board of Directors approved the 2026 Share Repurchase Plan, pursuant to which the Company is authorized to repurchase, through April 30, 2029, up to a maximum aggregate amount of $1.5 billion of shares of the Company's Common Stock. The 2026 Share Repurchase Plan allows the Company to purchase Common Stock, from time to time, in one or more open market or privately negotiated transactions, including pursuant to Rule 10b5-1 or Rule 10b-18 of the Exchange Act, or pursuant to one or more accelerated share repurchase agreements, subject to certain requirements and other factors.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
None.

ITEM 5. OTHER INFORMATION.
Trading Arrangements
During the three months ended March 31, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Ninth Amendment to 2020 Receivables Facility
The following information is provided in lieu of filing such information on a Current Report on Form 8-K under “Item 1.01 Entry into a Material Definitive Agreement.”

On April 27, 2026, ADT LLC and ADT Finance LLC (“ADT Finance”) entered into a Ninth Amendment to the Receivables Financing Agreement, among ADT Finance, Mizuho Bank, Ltd., ADT LLC, MUFG Bank Ltd., Starbird Funding Corporation, and BNP Paribas (the “Ninth Amendment to Receivables Financing Agreement”).
The Ninth Amendment to Receivables Financing Agreement, among other things, (i) extends the Termination Date from April 27, 2026 to April 27, 2027 (the Termination Date having been previously extended from March 27, 2026 to April 27, 2026 pursuant to the Eighth Amendment to the Receivables Financing Agreement, dated as of March 27, 2026) and (ii) makes certain amendments to advance rates, hedge rates, and other rates and similar provisions in connection therewith, together with certain related amendments.
In connection with the effectiveness of the Ninth Amendment to Receivables Financing Agreement, the Company was required to reaffirm its existing Performance Support Agreement in the form included as Annex A to the Ninth Amendment to Receivables Financing Agreement (the “Performance Support Agreement”).
The foregoing descriptions of the Ninth Amendment to Receivables Financing Agreement and Performance Support Agreement do not purport to be complete and are subject to, and qualified in their entirety by reference to the full text of the Ninth Amendment to Receivables Financing Agreement, including Annex A thereto, which is attached to this report as Exhibit 10.1 and incorporated by reference herein. Capitalized terms used in this section titled “Ninth Amendment to 2020 Receivables Facility” have the meanings used in the Ninth Amendment to Receivables Financing Agreement.
ITEM 6. EXHIBITS.
The exhibits listed on the accompanying Index to Exhibits are filed/furnished or incorporated by reference as part of this Quarterly Report on Form 10-Q.

INDEX TO EXHIBITS
The information required by this Item is set forth on the exhibit index below.

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of ADT Inc.	10-Q	3.1	7/24/2025
3.2	Amended and Restated Bylaws of ADT Inc.	8-K	3.1	9/18/2023
10.1*‡	Ninth Amendment to the Receivables Financing Agreement, among ADT Finance LLC, Mizuho Bank, Ltd., ADT LLC, MUFG Bank, Ltd., Starbird Funding Corporation, and BNP Paribas, dated as of April 27, 2026.
10.2+	Form of Restricted Stock Unit Inducement Award Agreement	S-8	4.1	2/27/2026
31.1*	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
31.2*	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
32.1**	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	XBRL Instant Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document
_________________________
* Filed herewith.
** Furnished herewith.
‡ Portions of this exhibit are redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K and schedules of this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish a copy of any redacted information and/or omitted schedules to the U.S. Securities and Exchange Commission upon request.
+ Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADT Inc.

Date:	April 30, 2026	By:	/s/ Jeffrey Likosar
		Name:	Jeffrey Likosar
		Title:	President, Corporate Development and Transformation, and Chief Financial Officer (Principal Financial Officer)