Form 10-Q
period 2026-06-30
ADT Inc.
filed 2026-07-30
CIK 1703056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 23, 2026, there were 675,814,723 shares outstanding of the registrant’s common stock, $0.01 par value per share, and 54,744,525 shares outstanding of the registrant’s Class B common stock, $0.01 par value per share.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$3,875	$80,817
Restricted cash and restricted cash equivalents	24,162	27,723
Accounts receivable, net of allowance for credit losses of $73,556 and $63,841, respectively	373,035	384,909
Inventories, net	183,658	201,778
Prepaid expenses and other current assets	179,630	250,325
Total current assets	764,360	945,552
Property and equipment, net	283,653	243,398
Subscriber system assets, net	2,695,659	2,790,879
Intangible assets, net	4,806,674	4,817,996
Goodwill	4,991,601	4,885,574
Deferred subscriber acquisition costs, net	1,508,923	1,451,841
Other assets	688,186	683,271
Total assets	$15,739,056	$15,818,511

Liabilities and stockholders' equity
Current liabilities:
Current maturities of long-term debt	$240,524	$310,204
Accounts payable	191,624	106,980
Deferred revenue	245,144	243,724
Accrued expenses and other current liabilities	430,698	352,040
Total current liabilities	1,107,990	1,012,948
Long-term debt	7,447,063	7,379,430
Deferred subscriber acquisition revenue	2,061,789	2,083,580
Deferred tax liabilities	1,298,254	1,267,329
Other liabilities	346,520	296,614
Total liabilities	12,261,616	12,039,901

Commitments and contingencies (See Note 12)

Stockholders' equity:
Preferred stock—authorized 1,000,000 shares of $0.01 par value; zero issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock—authorized 3,999,000,000 shares of $0.01 par value; issued and outstanding shares of 678,861,460 and 765,201,157 as of June 30, 2026 and December 31, 2025, respectively	6,789	7,652
Class B common stock—authorized 100,000,000 shares of $0.01 par value; issued and outstanding shares of 54,744,525 as of June 30, 2026 and December 31, 2025	547	547
Additional paid-in capital	6,104,965	6,679,222
Accumulated deficit	(2,667,945)	(2,907,255)
Accumulated other comprehensive income (loss)	33,084	(1,556)
Total stockholders' equity	3,477,440	3,778,610
Total liabilities and stockholders' equity	$15,739,056	$15,818,511
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Monitoring and related services	$1,082,111	$1,090,241	$2,162,587	$2,173,345
Security installation, product, and other	230,174	196,794	428,227	381,181
Total revenue	1,312,285	1,287,035	2,590,814	2,554,526
Cost of revenue (exclusive of depreciation and amortization shown separately below):
Monitoring and related services	156,471	161,928	312,161	319,778
Security installation, product, and other	107,078	88,258	194,243	170,530
Total cost of revenue	263,549	250,186	506,404	490,308
Selling, general, and administrative expenses	385,907	356,138	750,676	724,738
Depreciation and intangible asset amortization	346,938	338,734	692,424	678,251
Operating income (loss)	315,891	341,977	641,310	661,229
Interest expense, net	(102,266)	(115,798)	(200,647)	(236,677)
Other income (expense)	2,259	803	2,685	(4,061)
Income (loss) from continuing operations before income taxes	215,884	226,982	443,348	420,491
Income tax benefit (expense)	(60,817)	(58,749)	(118,930)	(109,781)
Income (loss) from continuing operations	155,067	168,233	324,418	310,710
Income (loss) from discontinued operations, net of tax	(1,217)	(3,054)	(2,194)	(5,285)
Net income (loss)	$153,850	$165,179	$322,224	$305,425

Common Stock:
Income (loss) from continuing operations per share - basic	$0.20	$0.20	$0.41	$0.37
Income (loss) from continuing operations per share - diluted	$0.19	$0.19	$0.39	$0.35

Net income (loss) per share - basic	$0.20	$0.20	$0.41	$0.36
Net income (loss) per share - diluted	$0.19	$0.18	$0.38	$0.34

Weighted-average shares outstanding - basic	706,307	777,635	732,864	792,748
Weighted-average shares outstanding - diluted	765,384	839,951	793,536	855,559

Class B Common Stock:
Income (loss) from continuing operations per share - basic	$0.20	$0.20	$0.41	$0.37
Income (loss) from continuing operations per share - diluted	$0.19	$0.19	$0.39	$0.35

Net income (loss) per share - basic	$0.20	$0.20	$0.41	$0.36
Net income (loss) per share - diluted	$0.19	$0.18	$0.38	$0.34

Weighted-average shares outstanding - basic	54,745	54,745	54,745	54,745
Weighted-average shares outstanding - diluted	54,745	54,745	54,745	54,745
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$153,850	$165,179	$322,224	$305,425
Other comprehensive income (loss), net of tax:
Cash flow hedges and other	20,281	(1,258)	34,643	86
Comprehensive income (loss)	$174,131	$163,921	$356,867	$305,511
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Three Months Ended June 30, 2026
	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Beginning balance	750,259	54,745	$7,503	$547	$6,563,279	$(2,784,340)	$12,803	$3,799,792
Net income (loss)	—	—	—	—	—	153,850	—	153,850
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	20,281	20,281
Dividends	—	—	—	—	—	(40,585)	—	(40,585)
Share-based compensation expense	—	—	—	—	18,480		—	18,480
Repurchases of common stock (including excise tax)	(68,108)	—	(681)	—	(477,640)	—	—	(478,321)
Transactions related to employee share-based compensation plans and other	(3,290)	—	(33)	—	846	3,130	—	3,943
Ending balance	678,861	54,745	$6,789	$547	$6,104,965	$(2,667,945)	$33,084	$3,477,440

	Three Months Ended June 30, 2025
	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Beginning balance	788,153	54,745	$7,882	$547	$6,840,189	$(3,225,634)	$(5,692)	$3,617,292
Net income (loss)	—	—	—	—	—	165,179	—	165,179
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(1,258)	(1,258)
Dividends	—	—	—	—	—	(45,895)	—	(45,895)
Share-based compensation expense	—	—	—	—	11,649	—	—	11,649
Repurchases of common stock (including excise tax)	(11,833)	—	(118)	—	(89,593)	—	—	(89,711)
Transactions related to employee share-based compensation plans and other	1,637	—	16	—	2,471	(364)	—	2,123
Ending balance	777,957	54,745	$7,780	$547	$6,764,716	$(3,106,714)	$(6,950)	$3,659,379
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Six Months Ended June 30, 2026
	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Beginning balance	765,201	54,745	$7,652	$547	$6,679,222	$(2,907,255)	$(1,556)	$3,778,610
Net income (loss)	—	—	—	—	—	322,224	—	322,224
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	34,643	34,643
Dividends	—	—	—	—	—	(85,607)	—	(85,607)
Share-based compensation expense	—	—	—	—	32,056		—	32,056
Repurchases of common stock (including excise tax)	(85,758)	—	(858)	—	(600,719)	—	—	(601,577)
Transactions related to employee share-based compensation plans and other	(582)	—	(5)	—	(5,594)	2,693	(3)	(2,909)
Ending balance	678,861	54,745	$6,789	$547	$6,104,965	$(2,667,945)	$33,084	$3,477,440

	Six Months Ended June 30, 2025
	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Beginning balance	836,590	54,745	$8,366	$547	$7,117,098	$(3,318,174)	$(7,036)	$3,800,801
Net income (loss)	—	—	—	—	—	305,425	—	305,425
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	86	86
Dividends	—	—	—	—	—	(93,081)	—	(93,081)
Share-based compensation expense	—	—	—	—	32,170	—	—	32,170
Repurchases of common stock (including excise tax)	(64,801)	—	(648)	—	(393,969)	—	—	(394,617)
Transactions related to employee share-based compensation plans and other	6,168	—	62	—	9,417	(884)	—	8,595
Ending balance	777,957	54,745	$7,780	$547	$6,764,716	$(3,106,714)	$(6,950)	$3,659,379
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$322,224	$305,425
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and intangible asset amortization	692,424	678,269
Amortization of deferred subscriber acquisition costs	136,609	122,507
Amortization of deferred subscriber acquisition revenue	(179,132)	(178,489)
Share-based compensation expense	32,214	32,170
Deferred income taxes	17,845	2,488
Provision for losses on receivables and inventory	117,826	100,882
Loss on extinguishment of debt	—	6,443
Goodwill, intangible, and other asset impairments	—	1,504
Unrealized (gain) loss on interest rate swap contracts	17,159	41,876
Other non-cash items, net	33,190	38,607
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Deferred subscriber acquisition costs	(193,857)	(188,690)
Deferred subscriber acquisition revenue	98,272	115,365
Other, net	209,680	(47,832)
Net cash provided by (used in) operating activities	1,304,454	1,030,525

Cash flows from investing activities:
Dealer generated customer accounts and bulk account purchases	(239,008)	(330,997)
Subscriber system asset expenditures	(169,637)	(209,188)
Purchases of property and equipment	(95,162)	(83,052)
Acquisition of businesses, net of cash acquired	(163,739)	—
Proceeds (payments) from interest rate swaps	1,079	(1,378)
Other investing, net	(394)	2,056
Net cash provided by (used in) investing activities	(666,861)	(622,559)

Cash flows from financing activities:
Proceeds from long-term borrowings	249,700	730,000
Repayment of long-term borrowings, including call premiums	(246,872)	(650,489)
Proceeds from receivables facility	103,256	146,623
Repayment of receivables facility	(130,416)	(114,752)
Proceeds (payments) from interest rate swaps	24,386	34,163
Repurchases of common stock, including excise tax	(600,009)	(495,111)
Dividends on common stock	(89,908)	(95,998)
Payments on finance leases	(15,282)	(14,456)
Other financing, net	(12,951)	431
Net cash provided by (used in) financing activities	(718,096)	(459,589)

Cash and cash equivalents and restricted cash and restricted cash equivalents:
Net increase (decrease)	(80,503)	(51,623)
Beginning balance	108,540	204,065
Ending balance	$28,037	$152,442
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
Refer to Note 3 “Segment Information.”
Discontinued Operations
The Company’s exit in 2024 from the residential solar business (the “Solar Business”) (the “ADT Solar Exit”) and the sale in 2023 of its commercial business (the “Commercial Business”) (the “Commercial Divestiture”) represented strategic shifts that had major effects on the Company’s operations and financial results. As applicable, the results of operations and financial position of these businesses are classified as discontinued operations and are not material. The Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Comprehensive Income (Loss) present continuing and discontinued operations combined, as applicable.

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

(in thousands)	June 30, 2026	December 31, 2025
Cash and cash equivalents	$3,875	$80,817
Restricted cash and restricted cash equivalents(1)	24,162	27,723
Ending balance	$28,037	$108,540
_______________
(1)    Restricted cash and restricted cash equivalents relate to the Company’s uncommitted receivables securitization financing agreement (the “2020 Receivables Facility”) (refer to Note 6 “Debt”).
Supplementary Cash Flow Information
During the six months ended June 30, 2026, the Company had non-cash investing activities of $38 million related to contract costs incurred in connection with a long-term software agreement.
Inventories, net
Inventories, net includes finished goods and work-in-progress. Work-in-progress is not material.
Prepaid Expenses and Other Current Assets

(in thousands)	June 30, 2026	December 31, 2025
Prepaid expenses	$42,329	$52,992
Contract assets (see Note 2 “Revenue and Receivables”)	27,851	28,758
Fair value of interest rate swaps (see Note 7 “Derivative Financial Instruments”)	32,131	38,264
Tax receivables	26,759	73,201
Other current assets	50,560	57,110
Prepaid expenses and other current assets	$179,630	$250,325
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
Subscriber system assets are reflected in the Condensed Consolidated Balance Sheets as follows:

(in thousands)	June 30, 2026	December 31, 2025
Gross carrying amount	$7,258,025	$7,145,662
Accumulated depreciation	(4,562,366)	(4,354,783)
Subscriber system assets, net	$2,695,659	$2,790,879

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Depreciation of subscriber system assets and amortization of deferred subscriber acquisition costs are reflected in depreciation and intangible asset amortization and selling, general, and administrative expenses (“SG&A”), respectively, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Depreciation of subscriber system assets	$133,053	$138,827	$267,167	$278,201
Amortization of deferred subscriber acquisition costs	$69,164	$62,149	$136,609	$122,507
Accrued Expenses and Other Current Liabilities

(in thousands)	June 30, 2026	December 31, 2025
Accrued interest	$78,156	$56,523
Payroll-related accruals	85,835	59,045
Accrued dividends	40,585	44,992
Other accrued liabilities	226,122	191,480
Accrued expenses and other current liabilities	$430,698	$352,040
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
As of June 30, 2026 and December 31, 2025, investments in money market mutual funds were not material.
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

	June 30, 2026		December 31, 2025
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt instruments(1) (see Note 6 “Debt”)	$7,629,176	$7,629,075	$7,641,869	$7,746,284
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

	June 30, 2026		December 31, 2025
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Retail installment contract receivables, net	$615,993	$509,865	$651,811	$513,325
2.     REVENUE AND RECEIVABLES
Revenue
The Company primarily generates revenue from contractual monthly recurring fees received for monitoring and related services, as well as the sale and installation of security systems. The Company’s revenue-generating contracts are entered into primarily through its main operating entity and wholly-owned subsidiary, ADT LLC.
Disaggregated Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Sources of Revenue:
Recurring monthly revenue	$1,045,164	$1,056,527	$2,090,885	$2,109,326
Other related services	36,947	33,714	71,702	64,019
Monitoring and related services	1,082,111	1,090,241	2,162,587	2,173,345

Installation and other revenue	$140,637	$107,176	$249,095	$202,692
Amortization of deferred subscriber acquisition revenue	89,537	89,618	179,132	178,489
Security installation, product, and other	230,174	196,794	428,227	381,181

Total revenue	$1,312,285	$1,287,035	$2,590,814	$2,554,526
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Remaining Performance Obligations
As of June 30, 2026, the Company’s total remaining unsatisfied performance obligations relating to the provision of monitoring and related services are as follows (in thousands):

0-12 Months	13-24 Months	25-36 Months	Thereafter	Total
$1,920,910	$1,057,830	$509,460	$200,314	$3,688,514
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

	Six Months Ended June 30,
(in thousands)	2026	2025
Beginning balance	$63,841	$57,795
Provision for credit losses	98,572	76,974
Write-offs, net of recoveries(1)	(88,857)	(67,929)
Ending balance	$73,556	$66,840
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
The allowance for credit losses relates to RICs from outright sales transactions.
The following is a summary of unbilled retail installment contract receivables, net:

(in thousands)	June 30, 2026	December 31, 2025
Retail installment contract receivables, gross	$677,895	$689,023
Allowance for credit losses	(61,902)	(37,212)
Retail installment contract receivables, net	$615,993	$651,811

Balance Sheet Classification:
Accounts receivable, net	$262,844	$268,552
Other assets	353,149	383,259
Retail installment contract receivables, net	$615,993	$651,811
As of June 30, 2026 and December 31, 2025, RICs, net, for which the Company grants a security interest as collateral for borrowings under the 2020 Receivables Facility were $561 million and $593 million, respectively. Refer to Note 6 “Debt” for further discussion regarding the 2020 Receivables Facility.

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
The following tables present credit quality information related to the Company’s RICs, including short-term receivables related to three-month payment plans, as of the periods presented:

	Loan Origination Year
(in thousands)	2026	2025	2024	2023	2022	All preceding years
Credit Quality Indicator:
High	$104,083	$163,871	$93,883	$54,008	$28,381	$2,139
Medium	60,531	66,944	31,345	13,797	6,220	492
Low	14,739	21,112	10,172	4,357	1,684	137
Total RICs as of June 30, 2026	$179,353	$251,927	$135,400	$72,162	$36,285	$2,768

Current year gross write-offs	$319	$23,108	$9,481	$4,052	$1,698	$441

	Loan Origination Year
(in thousands)	2025	2024	2023	2022	2021	All preceding years
Credit Quality Indicator:
High	$201,419	$122,031	$78,706	$45,519	$9,234	$1
Medium	97,692	43,839	21,801	10,286	2,277	7
Low	31,684	14,341	6,664	2,870	652	—
Total RICs as of December 31, 2025	$330,795	$180,211	$107,171	$58,675	$12,163	$8

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

(in thousands)	June 30, 2026	December 31, 2025
Contract assets, gross	$76,014	$69,506
Allowance for credit losses	(8,239)	(6,591)
Contract assets, net	$67,775	$62,915

Balance Sheet Classification:
Prepaid expenses and other current assets	$27,851	$28,758
Other assets	39,924	34,157
Contract assets, net	$67,775	$62,915
Changes in contract assets for the three and six months ended June 30, 2026 and June 30, 2025 were not material. Increases in contract assets arise from revenue recognized in excess of contractual billings under outright sales transactions. Decreases primarily reflect the reclassification to accounts receivable as the Company’s right to consideration becomes unconditional and, to a lesser extent, contract asset write‑offs and impairment.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
For the six months ended June 30, 2026 and June 30, 2025, customer contract liabilities decreased by approximately $19 million and increased by approximately $29 million, respectively.
Revenue recognized from the amounts included in the beginning contract liability balance totaled approximately $378 million and $366 million for the six months ended June 30, 2026 and June 30, 2025, respectively.
Additional contract liabilities recognized for the six months ended June 30, 2026 and June 30, 2025 were approximately $341 million and $374 million, respectively.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025

Total segment revenue	$1,312,285	$1,287,035	$2,590,814	$2,554,526

Less significant segment expenses:
Customer service costs(1)	108,234	109,094	214,505	215,484
Maintenance costs(1)	48,237	52,834	97,656	104,294
Security installation, product, and other costs	107,078	88,258	194,243	170,530
Selling costs, including commissions(2)	47,185	45,038	92,083	91,162
Amortization of deferred subscriber acquisition costs(2)	69,164	62,149	136,609	122,507
Advertising costs(2)	26,681	21,674	48,416	40,188
Provision for credit losses(2)	53,149	48,841	122,134	99,320
Other general and administrative costs(2)	165,599	162,384	306,143	329,923
Share-based compensation(2)	18,588	11,649	32,214	32,170
Depreciation and intangible asset amortization	346,938	338,734	692,424	678,251
Interest expense	103,153	117,874	203,875	241,044
Income tax expense (benefit)	60,817	58,749	118,930	109,781
Total significant segment expenses	1,154,823	1,117,278	2,259,232	2,234,654

Less other segment items(3):
Other items in SG&A(2)	5,541	4,403	13,077	9,468
Other, net	(3,146)	(2,879)	(5,913)	(306)
Total other segment items	2,395	1,524	7,164	9,162

Reconciliation of profit or loss:
(Income) loss from discontinued operations, net of tax(4)	1,217	3,054	2,194	5,285

Net income (loss)	$153,850	$165,179	$322,224	$305,425
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
The Company also recognized $106 million of goodwill, which is not deductible for tax purposes, and allocated the goodwill to the consolidated operating and reporting unit. The goodwill recognized as a result of the Origin AI Acquisition reflects the strategic value of Origin’s technology and its anticipated integration into the Company’s existing and future product offerings. Refer to Note 5 “Goodwill and Other Intangible Assets.”
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
5.     GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
During the six months ended June 30, 2026, the Company recognized goodwill of $106 million in connection with the Origin AI Acquisition. Refer to Note 4 “Acquisitions and Divestitures.”
There were no material measurement period adjustments to purchase price allocations during the six months ended June 30, 2026.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Intangible Assets

	June 30, 2026			December 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Contracts and related customer relationships	$6,997,953	$(4,289,094)	$2,708,859	$6,754,810	$(4,012,248)	$2,742,562
Dealer relationships	1,518,020	(815,958)	702,062	1,518,020	(776,413)	741,607
Other (1)	265,903	(203,150)	62,753	199,973	(199,146)	827
Total definite-lived intangible assets	8,781,876	(5,308,202)	3,473,674	8,472,803	(4,987,807)	3,484,996

Indefinite-lived intangible assets:
Trade name	1,333,000	—	1,333,000	1,333,000	—	1,333,000
Intangible assets	$10,114,876	$(5,308,202)	$4,806,674	$9,805,803	$(4,987,807)	$4,817,996
________________
(1)     The balance as of June 30, 2026 includes the technology intangible related to the Origin AI Acquisition.
The change in the net carrying amount of contracts and related customer relationships during the period was as follows:

(in thousands)
Balance as of December 31, 2025	$2,742,562
Customer contract additions, net of dealer charge-backs(1)	241,143
Origin AI Acquisition customer relationships	2,000
Amortization	(276,846)
Balance as of June 30, 2026	$2,708,859
________________
(1)     The weighted-average amortization period for customer contract additions was approximately 15 years.
Payments for customer contract additions under the Company’s authorized dealer program and from other third parties are reflected as dealer generated customer accounts and bulk account purchases on the Condensed Consolidated Statements of Cash Flows.
During the six months ended June 30, 2026, the Company completed a bulk customer account purchase for a contractual purchase price of $22 million, subject to reductions based on customer retention, and paid initial cash at closing of $18 million.
During the six months ended June 30, 2025, the Company completed a bulk customer account purchase for a contractual purchase price of $101 million, subject to reduction based on customer retention, and paid initial cash at closing of $89 million.
Definite-Lived Intangible Asset Amortization Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Definite-lived intangible asset amortization expense	$160,342	$154,593	$320,395	$309,269

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.     DEBT
The Company’s debt is comprised of the following (in thousands):

				Interest Payable	Balance as of
Description	Issued	Maturity	Interest Rate(1)		June 30, 2026	December 31, 2025
First Lien Term Loan B due 2030	10/13/2023	10/13/2030	Term SOFR +2.00%	Quarterly	$1,754,328	$1,764,249
First Lien Term Loan B-2 due 2032	3/7/2025	3/7/2032	Term SOFR +1.75%	Quarterly	1,434,725	1,441,989
First Lien Revolving Credit Facility	3/16/2018	10/1/2029	Term SOFR +2.00%	Quarterly	—	—
First Lien Term Loan A due 2030	10/28/2025	10/28/2030	Term SOFR +1.50%	Quarterly	420,313	325,000
First Lien Notes due 2026	4/4/2019	4/15/2026	5.750%	3/15 and 9/15	—	75,000
First Lien Notes due 2027	8/20/2020	8/31/2027	3.375%	6/15 and 12/15	1,000,000	1,000,000
First Lien Notes due 2029	7/29/2021	8/1/2029	4.125%	2/1 and 8/1	1,000,000	1,000,000
First Lien Notes due 2033	10/15/2025	10/15/2033	5.875%	1/15 and 7/15	1,000,000	1,000,000
ADT Notes due 2032	5/2/2016	7/15/2032	4.875%	1/15 and 7/15	728,016	728,016
ADT Notes due 2042	7/5/2012	7/15/2042	4.875%	1/15 and 7/15	21,896	21,896
2020 Receivables Facility(2)	3/5/2020	2/20/2031	Various	Monthly	416,008	443,058
Total debt principal, excluding finance leases					7,775,286	7,799,208
Finance lease liabilities(3)					58,411	47,765
Unamortized debt discount, net					(28,481)	(30,579)
Unamortized deferred financing costs					(19,964)	(22,949)
Unamortized purchase accounting fair value adjustment and other					(97,665)	(103,811)
Total debt					7,687,587	7,689,634
Current maturities of long-term debt, net of unamortized debt discount					(240,524)	(310,204)
Long-term debt					$7,447,063	$7,379,430
_________________
(1)    Interest rate as of June 30, 2026. Interest on the 2020 Receivables Facility is primarily based on the Secured Overnight Financing Rate (“SOFR”) +0.95% and Lender Cost of Funds +0.85%.
(2)    Maturity date for the 2020 Receivables Facility represents the final maturity date of current loans borrowed under the facility.
(3)    Refer to Note 13 “Leases” for additional information regarding the Company’s finance leases.
As of June 30, 2026, the Company was in compliance with all financial covenant and other maintenance tests for all of its debt obligations.
First Lien Credit Agreement
The Company’s first lien credit agreement, dated as of July 1, 2015 (together with subsequent amendments and restatements, the “First Lien Credit Agreement”), consists of term loans (the “First Lien Term Loan B due 2030” and the “First Lien Term Loan B-2 due 2032,” together, the “First Lien Term Loan Bs”) and the First Lien Revolving Credit Facility.
First Lien Revolving Credit Facility
During the six months ended June 30, 2026, the Company borrowed and repaid $150 million under the First Lien Revolving Credit Facility. As of June 30, 2026, the available borrowing capacity was $800 million.
During the six months ended June 30, 2025, the Company borrowed and repaid $133 million under the First Lien Revolving Credit Facility.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Term Loan A Credit Agreement
Significant activity since December 31, 2025 is as follows:
•May 2026 - The Company amended and restated its term loan A credit agreement (the “Term Loan A Credit Agreement”), which provided for the issuance of $100 million of incremental borrowings under a first lien term loan A due 2030 (the “Term Loan A due 2030”). These incremental borrowings have the same terms as existing loans under the Term Loan A due 2030. Debt issuance costs were not material. The Company used the net proceeds for general corporate purposes, including share repurchases.
First Lien Notes due 2026
Significant activity since December 31, 2025 is as follows:
•April 2026 - The Company redeemed the remaining outstanding balance of the First Lien Notes due 2026 at maturity for a redemption price of $75 million using cash on hand.
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
•April 2026 - The Company amended the agreement governing the 2020 Receivables Facility to extend the uncommitted revolving period to April 2027, and to make certain amendments to advance rates, hedge rates, and other related provisions.
As of June 30, 2026, the Company had an uncommitted available borrowing capacity under the 2020 Receivables Facility of up to $134 million, subject to a borrowing base determined by eligible receivables, the relevant advance rates, and applicable reserves as defined in the agreement.
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
The Company’s interest rate swaps consist of the following (notional amounts in thousands):

Execution	Maturity	Designation	June 30, 2026	December 31, 2025
October 2019(1)(2)	September 2026	Not designated	$2,800,000	$2,800,000
March 2023	March 2028	Not designated	100,000	100,000
April 2023	March 2028	Not designated	200,000	200,000
December 2023(2)	September 2026	Not designated	700,000	700,000
June 2025(3)	March 2032	Cash flow hedge	550,000	550,000
July 2025(3)	March 2032	Cash flow hedge	500,000	500,000
July 2025	March 2032	Not designated	100,000	100,000
September 2025(4)	October 2030	Cash flow hedge	200,000	200,000
October 2025(3)	December 2030	Cash flow hedge	100,000	100,000
October 2025(3)	March 2032	Cash flow hedge	200,000	200,000
October 2025(4)	December 2027	Cash flow hedge	1,400,000	1,400,000
Total notional amount			$6,850,000	$6,850,000
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Balance Sheet Classification (in thousands)	June 30, 2026	December 31, 2025
Prepaid expenses and other current assets	$32,131	$38,264
Other assets	31,079	3,722
Accrued expenses and other current liabilities	—	(1,044)
Other liabilities	—	(3,187)
Fair value of interest rate swaps - net asset (liability)	$63,210	$37,755
Unrealized gains (losses) on the Company’s derivatives not classified as cash flow hedges that were recognized in the Statements of Operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Classification (in thousands)	2026	2025	2026	2025
Interest expense, net	$(5,743)	$(13,022)	$(9,588)	$(34,031)
Other income (expense)	$(3,862)	$(3,813)	$(7,571)	$(7,845)
The following table reflects unrealized gains (losses) on interest rate swaps designated as cash flow hedges, as well as reclassifications related to previously designated cash flow hedges, which are not material:

	Three Months Ended June 30,		Six Months Ended June 30,
Changes in AOCI (in thousands)	2026	2025	2026	2025
Pre-tax current period change	$26,710	$(1,591)	$45,629	$195
Income tax (benefit) expense	$(6,435)	$384	$(10,992)	$(48)
As of June 30, 2026 and December 31, 2025, AOCI, net of tax, related to previously designated cash flow hedges was not material.
8.     INCOME TAXES
Effective Tax Rate
The effective tax rate can vary from period to period due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as changes in the overall state tax rate. The discussion below is based on the continuing operations of the Company.
The Company’s income tax expense for the three months ended June 30, 2026 was $61 million, resulting in an effective tax rate for the period of 28.2%. The effective tax rate primarily represents the federal statutory tax rate of 21.0%, a state tax rate, net of federal benefits, of 5.0%, and non-deductible items of 1.4%.
The Company’s income tax expense for the three months ended June 30, 2025 was $59 million, resulting in an effective tax rate for the period of 25.9%. The effective tax rate primarily represents the federal statutory tax rate of 21.0%, and a state tax rate, net of federal benefits, of 4.9%.
The Company’s income tax expense for the six months ended June 30, 2026 was $119 million, resulting in an effective tax rate for the period of 26.8%. The effective tax rate primarily represents the federal statutory tax rate of 21.0%, and a state tax rate, net of federal benefits, of 5.0%.
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
2026 Share Repurchase Plan
In February 2026, the Company's Board of Directors (the “Board of Directors”) approved a three-year share repurchase plan (the “2026 Share Repurchase Plan”), pursuant to which the Company is authorized to repurchase, through April 30, 2029, up to a maximum aggregate amount of $1.5 billion of shares of the Company's Common Stock.
During the first quarter of 2026, the Company repurchased, and subsequently retired, 18 million shares in the open market pursuant to Rule 10b5-1 and/or Rule 10b-18 of the Exchange Act under the 2026 Share Repurchase Plan in multiple transactions for a total of $116 million (or $6.57 per share).
During the second quarter of 2026, the Company repurchased, and subsequently retired, 39 million shares of its Common Stock under the 2026 Share Repurchase Plan in the open market pursuant to Rule 10b5-1 and/or Rule 10b-18 of the Exchange Act in multiple transactions for a total of $267 million (or $6.85 per share).
Additionally, during the second quarter of 2026, the Company repurchased, and subsequently retired, 29 million shares of its Common Stock under the 2026 Share Repurchase Plan for $211 million (or $7.25 per share) in connection with a secondary offering of the Company’s Common Stock by Apollo Global Management, Inc. (“Apollo”) in May 2026. Refer to Note 14 “Related Party Transactions” for further information.
As of June 30, 2026, the Company had $906 million remaining under the 2026 Share Repurchase Plan.
Subsequent event - Through July 23, 2026, the Company repurchased, and subsequently retired, 3 million shares of its Common Stock in the open market pursuant to Rule 10b5-1 and/or Rule 10b-18 of the Exchange Act under the 2026 Share Repurchase Plan in multiple transactions for a total of $21 million (or $6.81 per share). After these repurchases, the Company had $885 million remaining under the 2026 Share Repurchase Plan.
2025 Share Repurchase Plan
In February 2025, the Board of Directors announced a share repurchase plan (the “2025 Share Repurchase Plan”), pursuant to which the Company was authorized to repurchase, through April 30, 2026, up to a maximum aggregate amount of $500 million of shares of the Company's Common Stock. The Company exhausted the 2025 Share Repurchase Plan in July 2025.
During the first quarter of 2025, the Company repurchased, and subsequently retired, an additional 18 million shares in the open market pursuant to Rule 10b5-1 and/or Rule 10b-18 of the Exchange Act in multiple transactions for a total of $140 million (or $7.79 per share).
Additionally, during the first quarter of 2025, the Company repurchased, and subsequently retired, 20 million shares of its Common Stock under the 2025 Share Repurchase Plan for $152 million (or $7.62 per share) in connection with a secondary offering of the Company’s Common Stock by Apollo in March 2025. Refer to Note 14 “Related Party Transactions” for further information.
During the second quarter of 2025, the Company repurchased, and subsequently retired, 12 million shares in the open market pursuant to Rule 10b5-1 and/or Rule 10b-18 of the Exchange Act under the 2025 Share Repurchase Plan in multiple transactions for a total of $96 million (or $8.14 per share).

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Dividends

(in thousands, except per share data)			Common Stock		Class B Common Stock
Declaration Date	Record Date	Payment Date	Per Share	Aggregate	Per Share	Aggregate
During the Six Months Ended June 30, 2026
3/2/2026	3/12/2026	4/2/2026	$0.055	$42,011	$0.055	$3,011
4/30/2026	6/11/2026	7/7/2026	0.055	37,574	0.055	3,011
		Total	$0.110	$79,585	$0.110	$6,022

During the Six Months Ended June 30, 2025
2/27/2025	3/13/2025	4/3/2025	$0.055	$44,175	$0.055	$3,011
4/24/2025	6/12/2025	7/8/2025	0.055	42,884	0.055	3,011
		Total	$0.110	$87,059	$0.110	$6,022
Subsequent Event - On July 30, 2026, the Company announced a dividend of $0.055 per share to holders of Common Stock and Class B Common Stock of record on September 10, 2026, which will be paid on October 1, 2026.
Accumulated Other Comprehensive Income (Loss)
During the periods presented, there were no material reclassifications out of AOCI. Refer to Note 7 “Derivative Financial Instruments.”
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
Common Stock
Potential shares of Common Stock include (i) incremental shares related to the vesting or exercise of share-based compensation awards, warrants, and other options to purchase additional shares of the Company’s Common Stock calculated using the treasury stock method and (ii) incremental shares of Common Stock issuable upon the conversion of Class B Common Stock. Additionally, the basic and diluted earnings per share computations for Common Stock for the prior periods presented excluded unvested shares of approximately 4 million as their vesting was contingent upon achievement of certain performance requirements, which were not achieved. These awards were cancelled during the second quarter of 2026.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
in thousands, except per share amounts	2026	2025	2026	2025
Allocation of income (loss) from continuing operations - basic	$143,821	$157,164	$301,783	$290,597
Dilutive effect	3,604	3,572	7,210	6,994
Allocation of income (loss) from continuing operations - diluted	$147,425	$160,736	$308,993	$297,591

Allocation of income (loss) from discontinued operations, net of tax - basic	$(1,129)	$(2,853)	$(2,042)	$(4,944)
Dilutive effect	—	—	—	—
Allocation of income (loss) from discontinued operations, net of tax - diluted	$(1,129)	$(2,853)	$(2,042)	$(4,944)

Weighted-average shares outstanding - basic	706,307	777,635	732,864	792,748
Dilutive effect(1)	59,077	62,316	60,672	62,811
Weighted-average shares outstanding - diluted	765,384	839,951	793,536	855,559

Income (loss) from continuing operations per share - basic	$0.20	$0.20	$0.41	$0.37
Income (loss) from continuing operations per share - diluted	$0.19	$0.19	$0.39	$0.35

Income (loss) from discontinued operations, net of tax, per share - basic	$—	$—	$—	$(0.01)
Income (loss) from discontinued operations, net of tax, per share - diluted	$—	$—	$—	$(0.01)
_________________
(1)    During the three and six months ended June 30, 2026, 34 million and 30 million shares of Common Stock, respectively, that would be dilutive were excluded from the diluted earnings per share calculations because their effects would have been anti-dilutive.

During the three and six months ended June 30, 2025, 23 million and 21 million shares of Common Stock, respectively, that would be dilutive were excluded from the diluted earnings per share calculations because their effects would have been anti-dilutive.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Class B Common Stock

	Three Months Ended June 30,		Six Months Ended June 30,
in thousands, except per share amounts	2026	2025	2026	2025
Allocation of income (loss) from continuing operations - basic	$11,246	$11,069	$22,635	$20,113
Dilutive effect	(593)	(561)	(1,188)	(972)
Allocation of income (loss) from continuing operations - diluted	$10,653	$10,508	$21,447	$19,141

Allocation of income (loss) from discontinued operations, net of tax - basic	$(88)	$(201)	$(152)	$(341)
Dilutive effect	—	—	—	—
Allocation of income (loss) from discontinued operations, net of tax - diluted	$(88)	$(201)	$(152)	$(341)

Weighted-average shares outstanding - basic	54,745	54,745	54,745	54,745
Dilutive effect(1)	—	—	—	—
Weighted-average shares outstanding - diluted	54,745	54,745	54,745	54,745

Income (loss) from continuing operations per share - basic	$0.20	$0.20	$0.41	$0.37
Income (loss) from continuing operations per share - diluted	$0.19	$0.19	$0.39	$0.35

Income (loss) from discontinued operations, net of tax, per share - basic	$—	$—	$—	$(0.01)
Income (loss) from discontinued operations, net of tax, per share - diluted	$—	$—	$—	$(0.01)
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
During the six months ended June 30, 2026, approximately $15 million of the Google Success Funds were approved for reimbursement to the Company, primarily for certain joint marketing and customer acquisition expenses incurred. Substantially all the reimbursement was recorded as a reduction to advertising expenses.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Google Cloud Agreement Addendum
In December 2023, the Company and Google entered into an addendum to the Company’s existing agreement with Google for using Google cloud services (the “Google Cloud Agreement Addendum”), pursuant to which Google has agreed to provide certain credits, discounts, and other incentives for use of the Google Cloud Platform to the Company, and the Company committed to purchasing $200 million of Google Cloud Platform services over seven years (through December 2030), with $35 million in the first two years, $65 million in the next two years after that, and $100 million in the last three years of the commitment.
In May 2026, the Company entered into an amendment to the Google Cloud Agreement Addendum, which replaced the Company’s initial purchase commitment. Under the amended terms, the Company has committed to purchase $235 million of Google Cloud Platform services over a five-year period ending in May 2031, with annual minimum spend commitments that allow for flexibility in the amount spent in any given period. As of June 30, 2026, spend under the amended agreement was not material.
The Company may elect at any time to cancel the commitment in return for a cancellation fee of 30% of the total remaining commitment amount and loss of any discounts, remaining credits, or other incentives provided under the Google Cloud Agreement Addendum, as amended.
Guarantees
In the normal course of business, the Company is liable for contract completion and product performance. As of June 30, 2026 and December 31, 2025, the Company’s guarantees primarily relate to standby letters of credit related to its insurance programs and totaled $47 million and $48 million, respectively.
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
As of June 30, 2026 and December 31, 2025, the Company’s accrual for ongoing claims and lawsuits within the scope of an insurance program, including certain amounts related to discontinued operations, totaled $91 million and $86 million, respectively. The Company’s accrual related to ongoing claims and lawsuits not within the scope of an insurance program is not material.
13.     LEASES
Company as Lessee
As part of normal operations, the Company leases real estate, vehicles, and equipment primarily through its main operating entity and wholly-owned subsidiary, ADT LLC.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Right-of-Use Assets and Lease Liabilities

(in thousands)			June 30, 2026	December 31, 2025
Presentation and Classification:
Operating	Current	Prepaid expenses and other current assets	$85	$92
Operating	Non-current	Other assets	81,669	83,910
Finance	Non-current	Property and equipment, net(1)	52,732	41,317
Total right-of-use assets			$134,486	$125,319

Operating	Current	Accrued expenses and other current liabilities	$19,812	$16,841
Finance	Current	Current maturities of long-term debt	28,340	22,674
Operating	Non-current	Other liabilities	77,306	81,290
Finance	Non-current	Long-term debt	30,071	25,091
Total lease liabilities			$155,529	$145,896
_________________
(1)Finance lease right-of-use assets are recorded net of accumulated depreciation, which was approximately $93 million and $87 million as of June 30, 2026 and December 31, 2025, respectively.
Lease Cost

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Operating lease cost	$6,473	$6,837	$12,772	$13,154
Finance lease cost:
Amortization of right-of-use assets	6,324	5,485	12,044	10,852
Interest on lease liabilities	748	834	1,396	1,764
Variable lease costs	12,287	10,238	21,525	20,149
Total lease cost	$25,832	$23,394	$47,737	$45,919
Lease Liabilities Arising from Obtaining Right-of-Use Assets

	Six Months Ended June 30,
(in thousands)	2026	2025
Operating leases	$7,458	$12,519
Finance leases	$26,469	$1,444
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Apollo
May 2026 Offering and Share Repurchase
In May 2026, certain entities managed by Apollo (the “Selling Stockholders”) sold their remaining approximately 102 million shares of the Company’s common stock (the “May 2026 Offering”). Immediately following the May 2026 Offering, as of May 5, 2026 (the “May Offering Closing Date”), Apollo no longer owns any shares of the Company’s common stock and has ceased to be a related party. In addition, effective as of the May Offering Closing Date, the Company’s Amended and Restated Stockholders Agreement, dated December 14, 2018, (the “Stockholders Agreement”) between the Company, Prime Security Services TopCo Parent, L.P., and the Co-Investors (as defined therein), terminated, and Apollo’s designees to the Company’s Board of Directors resigned.
In connection with the May 2026 Offering, the Company repurchased, and subsequently retired, 29 million shares of its Common Stock under the 2026 Share Repurchase Plan for an aggregate purchase price of $211 million (or approximately $7.25 per share).
The underwriters did not receive any underwriting fees for the shares repurchased by the Company.
All shares sold in connection with the May 2026 Offering were sold by the Selling Stockholders. The Company did not receive any proceeds from the May 2026 Offering.
March 2025 Offering and Share Repurchase
In March 2025, the Selling Stockholders sold 80.5 million shares (including shares sold pursuant to the underwriters overallotment option) of the Company’s Common Stock (the “March 2025 Offering”).
In connection with the March 2025 Offering, the Company repurchased, and subsequently retired, 20 million shares of its Common Stock under the 2025 Share Repurchase Plan for an aggregate purchase price of $152 million (or approximately $7.62 per share).
June 2025 Apollo Sale
On June 4, 2025, the Selling Stockholders sold an aggregate of 45 million shares of the Company’s Common Stock in the open market (the “June 2025 Apollo Sale”). Immediately following the June 2025 Apollo Sale, Apollo owned less than 25% of the Company’s outstanding Common Stock and, as a result, the Company’s Amended and Restated Management Investor Rights Agreement terminated. The consent rights described in Section 4.1 of the Stockholders Agreement also terminated following the June 2025 Apollo Sale. Additionally, the margin loan as defined and discussed in the 2024 Annual Report was paid off in full following the June 2025 Apollo Sale.
Other Transactions with Apollo
During the six months ended June 30, 2026 and 2025, other fees incurred to Apollo were not material.
Fleet Management Agreement
During the second quarter of 2025, the Company entered into an agreement with a vendor affiliated with Apollo for fleet management and related services through 2030. As a result of the May 2026 Offering, this vendor is no longer a related party. Through the date of the May 2026 Offering Closing Date, the Company incurred fees to the vendor of approximately $13 million (inclusive of pass-through costs). The impact to the Company was not material during the second quarter of 2025.
State Farm
Subsequent event - On July 2, 2026, the Company filed a prospectus supplement registering all of the approximately 133 million shares of the Company's common stock (the “State Farm Shares”) held by State Farm Fire & Casualty Company (“State Farm”). The Company will not receive any proceeds in the event of any sale of the State Farm Shares.

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
KEY PERFORMANCE INDICATORS
We evaluate our results using certain key performance indicators, including operating metrics such as recurring monthly revenue and gross customer revenue attrition, as well as GAAP total revenue and the non-GAAP measures Adjusted Earnings per Share (“Adjusted EPS”) and Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”), both from continuing operations.
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
Subscribers
As of June 30, 2026, we served approximately 6.1 million security monitoring service subscribers. Generally, a significant upfront investment is required to acquire new subscribers that in turn provide ongoing and predictable recurring revenue (RMR) generated from our monitoring services and other subscriber-based offerings. Although the economics of each installation may vary depending on the customer type, acquisition channel, and product and service offerings, we generally achieve revenue break-even in approximately two years.
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
As of June 30, 2026, gross customer revenue attrition was 13.1%, as compared to 12.8% in the prior year, driven by higher non-payment disconnects slightly offset by fewer voluntary disconnects.
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
As a result, we have continued to experience an increase in both security installation, product, and other revenue and related costs due to the transition to our ADT+ platform, in which the equipment is sold outright to the customer. Currently, approximately 40% of new subscribers are outright sales. In early 2026, the Company refined its go-to-market approach for certain non-ADT+ residential transactions and transitioned such transactions to an outright sales model where equipment will be customer owned, which aligns with the equipment ownership model for ADT+ transactions. Accordingly, we expect this to continue to result in an increase in security installation, product, and other revenue and cost of revenue recognized in the statements of operations in subsequent periods.
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
As of June 30, 2026, RMR was $360 million, as compared to $363 million in the prior year period, primarily reflecting lower recurring monthly revenue due to the sale of our multifamily business in October 2025 (the “Multifamily Divestiture”), partially offset by an increase in average prices.

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
Total consideration transferred in connection with the Origin AI Acquisition was $164 million, of which we recognized $106 million of goodwill.
The Company does not expect a material impact to revenue or cost of revenue from the Origin AI Acquisition during 2026.

RESULTS OF OPERATIONS

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands, except per share data or as otherwise indicated)	2026	2025	$ Change	2026	2025	$ Change
Revenue:
Monitoring and related services	$1,082,111	$1,090,241	$(8,130)	$2,162,587	$2,173,345	$(10,758)
Security installation, product, and other	230,174	196,794	33,380	428,227	381,181	47,046
Total revenue	1,312,285	1,287,035	25,250	2,590,814	2,554,526	36,288
Cost of revenue (exclusive of depreciation and amortization shown separately below):
Monitoring and related services	156,471	161,928	(5,457)	312,161	319,778	(7,617)
Security installation, product, and other	107,078	88,258	18,820	194,243	170,530	23,713
Total cost of revenue	263,549	250,186	13,363	506,404	490,308	16,096
Selling, general, and administrative expenses	385,907	356,138	29,769	750,676	724,738	25,938
Depreciation and intangible asset amortization	346,938	338,734	8,204	692,424	678,251	14,173
Operating income (loss)	315,891	341,977	(26,086)	641,310	661,229	(19,919)
Interest expense, net	(102,266)	(115,798)	13,532	(200,647)	(236,677)	36,030
Other income (expense)	2,259	803	1,456	2,685	(4,061)	6,746
Income (loss) from continuing operations before income taxes	215,884	226,982	(11,098)	443,348	420,491	22,857
Income tax benefit (expense)	(60,817)	(58,749)	(2,068)	(118,930)	(109,781)	(9,149)
Income (loss) from continuing operations	155,067	168,233	(13,166)	324,418	310,710	13,708
Income (loss) from discontinued operations, net of tax	(1,217)	(3,054)	1,837	(2,194)	(5,285)	3,091
Net income (loss)	$153,850	$165,179	$(11,329)	$322,224	$305,425	$16,799

Diluted income (loss) from continuing operations per share of Common Stock	$0.19	$0.19	$—	$0.39	$0.35	$0.04

Diluted weighted-average shares outstanding of Common Stock	765,384	839,951	(74,567)	793,536	855,559	(62,023)

Key Performance Indicators: (1)
RMR (2)	$360,084	$362,750	$(2,666)	$360,084	$362,750	$(2,666)
Gross customer revenue attrition (percent) (2)	13.1%	12.8%	N/A*	13.1%	12.8%	N/A*
Adjusted EPS (3)	$0.23	$0.23	$—	$0.47	$0.44	$0.03
Adjusted EBITDA (3)	$670,517	$673,624	$(3,107)	$1,344,267	$1,334,425	$9,842
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
* Not applicable.

Period‑over‑period changes in income (loss) from continuing operations, including on a per share basis, are discussed through the analysis of the underlying GAAP components below:
Revenue
The three and six months ended June 30, 2026, as compared to the prior year periods, primarily reflects:
•Monitoring and related services revenue (“M&S Revenue”): (i) lower recurring revenue of $11 million and $18 million, respectively, primarily driven by a decrease in volume and other items, including the Multifamily Divestiture, of $31 million and $59 million, respectively, partially offset by an increase in price of $20 million and $40 million, respectively, and (ii) higher revenue of $3 million and $8 million, respectively, primarily attributable to an increase in time and materials billings.
•Security installation, product, and other revenue: higher installation revenue of $32 million and $44 million, respectively, primarily driven by a higher mix of professionally installed systems under the outright sales model in connection with our refined equipment ownership go-to-market approach.
Cost of Revenue
The three and six months ended June 30, 2026, as compared to the prior year periods, primarily reflects:
•Monitoring and related services costs (“M&S Costs”): a decrease in M&S Costs of $5 million and $8 million, respectively, primarily due to lower customer service and maintenance costs of $7 million and $11 million, respectively, partially offset by higher interactive fees of $2 million and $3 million, respectively.
•Security installation, product, and other costs: an increase in installation and product costs of $19 million and $24 million, respectively, primarily due to a higher mix of professionally installed systems under the outright sales model discussed above.
Selling, General, and Administrative Expenses
The three months ended June 30, 2026, as compared to the prior year period, primarily reflects increases in:
•selling costs of $9 million primarily due to the amortization of deferred subscriber acquisition costs,
•share-based compensation of $7 million,
•advertising costs of $5 million, and
•the allowance for credit losses of $4 million.
The six months ended June 30, 2026, as compared to the prior year period, primarily reflects:
•an increase in the allowance for credit losses of $23 million,
•an increase in selling expenses of $15 million primarily due to the amortization of deferred subscriber acquisition costs, and
•an increase in advertising costs of $8 million, partially offset by
•a decrease in general and administrative costs of $24 million primarily as a result of a loss recovery from a legal settlement during the three months ended March 30, 2026.
Depreciation and Intangible Asset Amortization
The three and six months ended June 30, 2026, as compared to the prior year periods, primarily reflects:
•an increase in the depreciation of property and equipment of $8 million and $14 million, respectively, and
•an increase in the amortization of customer contracts acquired under our authorized dealer program and from other third parties of $4 million and $9 million, respectively, partially offset by

•a decrease in depreciation of subscriber system assets of $6 million and $11 million, respectively, due to the shift to an outright sales model.
Interest Expense, Net
The three and six months ended June 30, 2026, as compared to the prior year periods, primarily reflects a decrease in unrealized losses on interest rate swaps of $7 million and $24 million, respectively, with the remaining change due to lower interest rates on our long-term debt.
Other Income (Expense)
The three months ended June 30, 2026, as compared to the prior year period, was relatively flat.
The six months ended June 30, 2026, as compared to the prior year period, primarily reflects a loss on extinguishment of debt of $6 million recorded in the prior year periods.
Income Tax Benefit (Expense)
The Company’s income tax expense for the three months ended June 30, 2026 was $61 million, resulting in an effective tax rate for the period of 28.2%. The effective tax rate primarily represents the federal statutory tax rate of 21.0% and a state tax rate, net of federal benefits, of 5.0%, and non-deductible items of 1.4%.
The Company’s income tax expense for the three months ended June 30, 2025 was $59 million, resulting in an effective tax rate for the period of 25.9%. The effective tax rate primarily represents the federal statutory tax rate of 21.0% and a state tax rate, net of federal benefits, of 4.9%.
The Company’s income tax expense for the six months ended June 30, 2026 was $119 million, resulting in an effective tax rate for the period of 26.8%. The effective tax rate primarily represents the federal statutory tax rate of 21.0%, and a state tax rate, net of federal benefits, of 5.0%.
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
The table below reconciles Adjusted EPS to diluted income (loss) from continuing operations per share of Common Stock:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	$ Change	2026	2025	$ Change
Diluted income (loss) from continuing operations per share of Common Stock	$0.19	$0.19	$—	$0.39	$0.35	$0.04
Share-based compensation expense	0.02	0.01	0.01	0.04	0.04	—
Merger, restructuring, integration, and other	0.01	—	0.01	0.01	0.01	—
Interest rate swaps, net (1)	0.01	0.02	(0.01)	0.02	0.05	(0.03)
Loss on extinguishment of debt	—	—	—	—	0.01	(0.01)
Other, net (2)	0.01	—	0.01	0.02	—	0.02
Tax impact on adjustments (3)	(0.01)	(0.01)	—	(0.02)	(0.03)	0.01
Adjusted EPS (4)	$0.23	$0.23	$—	$0.47	$0.44	$0.03
________________
(1) Represents unrealized gains or losses on interest rate swaps presented in interest expense, net and other income (expense).
(2) Includes the impact related to the two-class method of EPS. Refer to Note 11 “Earnings per Share.”
(3) Represents the tax impact on adjustments using the federal and state blended statutory rate.
(4) Amounts may not sum in this table due to rounding.
Adjusted EPS for the three months ended June 30, 2026, as compared to the prior year period, primarily reflects:
•$0.02 per share due to a decrease in diluted weighted average shares outstanding as a result of share repurchases and
•$0.02 per share due to an increase in revenue net of related costs, offset by
•$(0.01) per share due to an increase in depreciation and amortization,
•$(0.01) per share due to an increase in the amortization of deferred subscriber acquisition costs,
•$(0.01) per share due to an increase in advertising costs, and
•$(0.01) per share due to an increase in the allowance for credit losses.
The increase in Adjusted EPS for the six months ended June 30, 2026, as compared to the prior year period, was primarily due to:
•$0.03 per share due to a decrease in our diluted weighted average shares outstanding as a result of share repurchases,
•$0.03 per share due to an increase in revenue net of related costs, and
•$0.03 per share due to lower general and administrative costs, partially offset by
•$(0.03) per share due to an increase in the allowance for credit losses,
•$(0.02) per share due to an increase in the amortization of deferred subscriber acquisition costs,
•$(0.02) per share due to an increase in depreciation and amortization, and
•$(0.01) per share due to an increase in advertising costs.
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
The table below reconciles Adjusted EBITDA to income (loss) from continuing operations:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2026	2025	$ Change	2026	2025	$ Change
Income (loss) from continuing operations	$155,067	$168,233	$(13,166)	$324,418	$310,710	$13,708
Interest expense, net	102,266	115,798	(13,532)	200,647	236,677	(36,030)
Income tax expense (benefit)	60,817	58,749	2,068	118,930	109,781	9,149
Depreciation and intangible asset amortization	346,938	338,734	8,204	692,424	678,251	14,173
Amortization of deferred subscriber acquisition costs	69,164	62,149	7,015	136,609	122,507	14,102
Amortization of deferred subscriber acquisition revenue	(89,537)	(89,618)	81	(179,132)	(178,489)	(643)
Share-based compensation expense	18,588	11,649	6,939	32,214	32,170	44
Merger, restructuring, integration, and other (1)	4,787	3,217	1,570	11,346	7,122	4,224
Unrealized (gain) loss on interest rate swaps (2)	3,862	3,813	49	7,571	7,845	(274)
Loss on extinguishment of debt	—	—	—	—	6,443	(6,443)
Other, net	(1,435)	900	(2,335)	(760)	1,408	(2,168)
Adjusted EBITDA	$670,517	$673,624	$(3,107)	$1,344,267	$1,334,425	$9,842
________________
(1) During 2026, primarily includes costs related to the Origin AI Acquisition and restructuring expenses.
(2) Represents unrealized gains or losses on interest rate swaps presented in other income (expense).
The decrease in Adjusted EBITDA for the three months ended June 30, 2026, as compared to the prior year period, was primarily due to:
•higher advertising costs of $5 million and
•higher allowance for credit losses of $4 million, partially offset by
•higher installation revenue, net of the associated costs and commissions, of $11 million.

The increase in Adjusted EBITDA for the six months ended June 30, 2026, as compared to the prior year period, was primarily due to:
•higher installation revenue, net of the associated costs and commissions, of $16 million and
•lower general and administrative expenses of $24 million, partially offset by
•an increase in the allowance for credit losses of $23 million and
•an increase in advertising costs of $8 million.
The factors listed above exclude amounts that are outside of our definition of Adjusted EBITDA. Refer to the discussions above under “—Results of Operations” for further details.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and capital resources primarily consisted of the following:

(in thousands)	June 30, 2026
Cash and cash equivalents	$3,875
Restricted cash and restricted cash equivalents	$24,162
Availability under First Lien Revolving Credit Facility	$800,000
Uncommitted available borrowing capacity under 2020 Receivables Facility	$133,992
Carrying amount of total debt outstanding, including finance leases	$7,687,587
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
During the first quarter of 2026, we repurchased, and subsequently retired, 18 million shares of our Common Stock in the open market pursuant to Rule 10b5-1 and/or Rule 10b-18 of the Exchange Act under the 2026 Share Repurchase Plan in multiple transactions for a total of $116 million (or $6.57 per share).
During the second quarter of 2026, we repurchased, and subsequently retired, 39 million shares of our Common Stock in the open market pursuant to Rule 10b5-1 and/or Rule 10b-18 of the Exchange Act under the 2026 Share Repurchase Plan in multiple transactions for a total of $267 million (or $6.85 per share).
Additionally, in May 2026, we repurchased, and subsequently retired, 29 million shares of our Common Stock under the 2026 Share Repurchase Plan for $211 million (or $7.25 per share) in connection with a secondary offering of our Common Stock by Apollo. Refer to Note 14 “Related Party Transactions” for further information.
As of June 30, 2026, there was $906 million remaining under the 2026 Share Repurchase Plan.
Through July 23, 2026, we repurchased, and subsequently retired, 3 million shares of our Common Stock in the open market pursuant to Rule 10b5-1 and/or Rule 10b-18 of the Exchange Act under the 2026 Share Repurchase Plan in multiple transactions for a total of $21 million (or $6.81 per share). After these repurchases, we had $885 million remaining under the 2026 Share Repurchase Plan.
Other Contractual Obligations
In May 2026, we entered into an amendment to the Google Cloud Agreement Addendum, which replaced the Company’s initial purchase commitment. Under the amended terms, we committed to purchase $235 million of Google Cloud Platform services over a five-year period, with annual minimum spend commitments that allow for flexibility to carry forward any over- or under-spend in a given period.
As of June 30, 2026, spend under the amended Google Cloud Agreement Addendum was not material. Refer to Note 12 “Commitments and Contingencies.”
Cash Taxes
During the second quarter of 2026, we made tax payments, net of refunds, of $15 million, including excise taxes. The Company’s estimated tax payments may fluctuate each quarter based on our financial results and tax positions taken.
Dividends
On July 30, 2026, we announced a dividend of $0.055 per share to holders of Common Stock and Class B Common Stock of record on September 10, 2026, which will be paid on October 1, 2026.
Long-Term Debt
Significant changes and activity related to our long-term debt since our 2025 Annual Report are discussed below. Refer to Note 6 “Debt” for additional information.
First Lien Revolving Credit Facility
During the second quarter of 2026, we borrowed and repaid $150 million under the First Lien Revolving Credit Facility.
Term Loan A Credit Agreement
In May 2026, we amended and restated the Term Loan A Credit Agreement, which provided for the issuance of $100 million of incremental borrowings under the Term Loan A due 2030. We used the net proceeds for general corporate purposes, including share repurchases.

First Lien Notes due 2026 Redemption
In April 2026, we redeemed the remaining outstanding balance of the First Lien Notes due 2026 at maturity for a redemption price of $75 million using cash on hand.
2020 Receivables Facility
In March 2026, we amended the agreement governing the 2020 Receivables Facility to extend the uncommitted revolving period to April 2026.
In April 2026, we amended the agreement governing the 2020 Receivables Facility to extend the uncommitted revolving period to April 2027, and to make certain amendments to advance rates, hedge rates, and other related provisions.
Debt Covenants
As of June 30, 2026, we were in compliance with all financial covenant and other maintenance tests for all our debt obligations. We do not believe there is a material risk of future noncompliance with our financial covenant and other maintenance tests.
Cash Flow Analysis
The amounts and discussion below include cash flows from both continuing operations and discontinued operations, as appropriate, consistent with the presentation on the Statements of Cash Flows.

	Six Months Ended June 30,
(in thousands)	2026	2025	$ Change
Net cash provided by (used in):
Operating activities	$1,304,454	$1,030,525	$273,929
Investing activities	$(666,861)	$(622,559)	$(44,302)
Financing activities	$(718,096)	$(459,589)	$(258,507)
Cash Flows from Operating Activities
The increase in net cash provided by operating activities, as compared to the prior year period, was primarily due to decrease in cash taxes and interest payments, the timing of certain payroll-related payments, as well as changes in assets and liabilities due to the volume and timing of other operating cash receipts and payments with respect to when the transactions are reflected in earnings. Refer to the discussions above under “—Results of Operations” for further details.
Cash Flows from Investing Activities
The increase in net cash used in investing activities, as compared to the prior year period, was primarily due to:
•outflows of $164 million related to the Origin AI Acquisition in the current year, partially offset by
•a decrease in dealer generated customer accounts and bulk account purchases of $92 million primarily due to higher bulk account purchases during 2025, and
•a decrease in subscriber system assets expenditures of $40 million primarily due to our continued transition to an outright sales model.
Cash Flows from Financing Activities
The increase in net cash used in financing activities, as compared to the prior period, was primarily due to:
•higher share repurchases of $105 million and
•a reduction in net borrowings on long-term debt of $77 million, primarily related to borrowings under the Term Loan A due 2030 in the current year as compared to the issuance of the First Lien Term Loan B-2 due 2032 in the prior year, partially offset by the partial redemptions of the First Lien Notes due 2026, and
•an increase in net repayments on our 2020 Receivables Facility of $59 million.

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
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain information that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are made in reliance on the safe harbor protections provided thereunder. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that all statements contained in this Form 10-Q that are not clearly historical in nature, including statements regarding the ADT Solar Exit; the Commercial Divestiture; the expected benefits of the Commercial Divestiture and ADT Solar Exit including that the costs of the ADT Solar Exit may exceed our best estimates; the expected effects of the One Big Beautiful Bill Act on cash taxes; the anticipated changes to our internal control over financial reporting in 2026 resulting from ongoing information technology system implementations; the integration of strategic bulk purchases of customer accounts and other acquired businesses; any repurchases of our common stock under an authorized share repurchase plan; our ability to refinance or reduce debt or improve leverage ratios, or to achieve or maintain our leverage goals; anticipated financial performance; management’s plans and objectives for future operations; the expected benefits of the Origin AI Acquisition, including the expected integration of Origin AI’s technology into the Company’s products and services; the successful development, commercialization, and timing of new or joint products; the successful development, commercialization and integration of artificial intelligence (“AI”) technologies into the Company’s products, services, and operations; business prospects; outcomes of regulatory proceedings; market conditions; our ability to deploy our business continuity and disaster plans and procedures to successfully respond to catastrophic events; our strategic partnership and ongoing relationship with Google; the expected timing of product commercialization with our external partners, including Google, or any changes thereto; the successful internal development, commercialization, and timing of our next generation platform and innovative offerings, including ADT+ and those incorporating AI or advanced sensing capabilities; the successful conversion of customers who continue to utilize outdated technology; the current and future market size for existing, new, or joint products; any stated or implied outcomes with regards to the foregoing; and other matters. Forward-looking statements are contained principally in the sections of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
•our ability to effectively implement our strategic partnership with, or utilize any of the amounts invested in us by, Google;
•the impact of supply chain disruptions;
•our ability to maintain and grow our existing customer base and to integrate strategic bulk purchases of customer accounts;

•our ability to sell our products and services or launch new products and services, including those incorporating AI or advanced sensing capabilities, in highly competitive markets with non-traditional entrants such as technology, telecommunications, and broadband companies, including the home security and automation market, and to achieve market acceptance with acceptable margins;
•our ability to successfully execute and scale our DIY offerings, including customer adoption, digital acquisition, and expansion into new distribution channels such as traditional retail and e-commerce channels;
•our ability to successfully upgrade obsolete equipment installed at our customers’ premises in an efficient and cost-effective manner;
•any changes to regulations or laws, including those related to labor, tax, privacy (particularly as they relate to the collection, storage, and use of highly sensitive customer data, including video and audio recordings), telemarketing, email marketing, and consumer protection;
•any impacts from, or changes to, current global, economic, sovereign and political conditions and uncertainties, including inflationary pressures, high interest rates, and the effects of, and uncertainty regarding, new or proposed tariff or trade regulations, or any impacts on the global economy or consumer discretionary spending due to tariffs or otherwise;
•any material changes to the valuation allowances we take with respect to our deferred tax assets;
•the impact of cyber attacks or related breaches with respect to information technology systems, cybersecurity, or data security involving us, our business partners, or other third parties whose systems are interconnected with ours, and any similar future or still undetected attacks or incidents;
•risks related to the development, governance, deployment, and use of AI in our products, services, and operations, including technological and legal uncertainties surrounding AI technologies;
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
•our ability to meet our debt service obligations and the amount and timing of our cash flows and earnings, which may be impacted by customer, competitive, supplier and other dynamics and conditions;
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
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2026, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2026, there were no changes in our ICFR identified in our management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our ICFR.
During 2023, ADT began a multi-year IT transformation project by which we are migrating much of ADT’s infrastructure to the cloud. The initiative includes certain aspects of our customer relationship management and enterprise resource planning systems. In 2024, we nationally launched our customer relationship management system for our residential pro-install customers, which resulted in changes to our processes, procedures, and our ICFR; we expect these changes to our customer relationship management system to materially affect our ICFR in future quarters in 2026. In addition, we began the transition to our new enterprise resource planning system during 2024. This transition will be completed in phases over multiple years.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Recent Sales of Unregistered Equity Securities
There were no sales of unregistered equity securities during the six months ended June 30, 2026.
Use of Proceeds from Registered Equity Securities
We did not receive any proceeds from sales of registered equity securities during the six months ended June 30, 2026.
Issuer Purchases of Equity Securities
The following table presents repurchases of shares of the Company’s Common Stock completed during the three months ended June 30, 2026 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2026 - April 30, 2026	16,536	$6.92	16,536	$1,269,975
May 1, 2026 - May 31, 2026 (3)	39,271	$7.16	39,271	$988,772
June 1, 2026 - June 30, 2026	12,301	$6.71	12,301	$906,347
Total	68,108	$7.02	68,108	$906,347
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
(3)    The Company repurchased, and subsequently retired, 29 million shares of its Common Stock under the 2026 Share Repurchase Plan for an aggregate purchase price of $211 million (or approximately $7.25 per share) in connection with a secondary offering of the Company’s Common Stock by Apollo. Refer to Note 14 Related Party Transactions for further information. The Company also repurchased, and subsequently retired, an additional 10 million shares of its Common Stock under the 2026 Share Repurchase Plan in the open market, including pursuant to Rule 10b5-1 and/or Rule 10b-18 of the Exchange Act, in multiple transactions at an average price of $6.91 per share.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. MINE SAFETY DISCLOSURES.
None.
ITEM 5. OTHER INFORMATION.
Trading Arrangements
During the three months ended June 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6. EXHIBITS.
The exhibits listed on the accompanying Index to Exhibits are filed/furnished or incorporated by reference as part of this Quarterly Report on Form 10-Q.
INDEX TO EXHIBITS
The information required by this Item is set forth on the exhibit index below.

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of ADT Inc.	10-Q	3.1	7/24/2025
3.2	Amended and Restated Bylaws of ADT Inc.	8-K	3.1	5/8/2026
10.1+	Form of Restricted Stock Unit Inducement Award Agreement	S-8	4.1	2/27/2026
10.2‡	Ninth Amendment to the Receivables Financing Agreement, among ADT Finance LLC, Mizuho Bank, Ltd., ADT LLC, MUFG Bank, Ltd., Starbird Funding Corporation, and BNP Paribas, dated as of April 27, 2026.	10-Q	10.1	4/30/2026
10.3	Incremental Assumption and Amendment Agreement No. 1, dated as of May 27, 2026, by and among Prime Security Services Holdings, LLC, Prime Security Services Borrower, LLC, The ADT Security Corporation, the subsidiary loan parties party thereto, the lender party thereto and Fifth Third Bank, National Association, as administrative agent.	8-K	10.1	5/28/2026
31.1*	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
31.2*	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
32.1**	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	XBRL Instant Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document
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

ADT Inc.

Date:	July 30, 2026	By:	/s/ Jeffrey Likosar
		Name:	Jeffrey Likosar
		Title:	President, Corporate Development and Transformation, and Chief Financial Officer (Principal Financial Officer)