Form 10-Q
period 2026-09-30
ADT Inc.
filed 2026-11-03
CIK 1703056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 27, 2026, there were 675,786,587 shares outstanding of the registrant’s common stock, $0.01 par value per share, and 54,744,525 shares outstanding of the registrant’s Class B common stock, $0.01 par value per share.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share data)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$228,303	$80,817
Restricted cash and restricted cash equivalents	26,258	27,723
Accounts receivable, net of allowance for credit losses of $69,329 and $63,841, respectively	372,960	384,909
Inventories, net	176,976	201,778
Prepaid expenses and other current assets	162,777	250,325
Total current assets	967,274	945,552
Property and equipment, net	287,925	243,398
Subscriber system assets, net	2,630,333	2,790,879
Intangible assets, net	4,769,324	4,817,996
Goodwill	4,991,601	4,885,574
Deferred subscriber acquisition costs, net	1,552,884	1,451,841
Other assets	753,320	683,271
Total assets	$15,952,661	$15,818,511

Liabilities and stockholders' equity
Current liabilities:
Current maturities of long-term debt	$1,242,102	$310,204
Accounts payable	162,738	106,980
Deferred revenue	244,708	243,724
Accrued expenses and other current liabilities	423,140	352,040
Total current liabilities	2,072,688	1,012,948
Long-term debt	6,538,588	7,379,430
Deferred subscriber acquisition revenue	2,027,733	2,083,580
Deferred tax liabilities	1,315,519	1,267,329
Other liabilities	357,910	296,614
Total liabilities	12,312,438	12,039,901

Commitments and contingencies (See Note 12)

Stockholders' equity:
Preferred stock—authorized 1,000,000 shares of $0.01 par value; zero issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock—authorized 3,999,000,000 shares of $0.01 par value; issued and outstanding shares of 675,786,587 and 765,201,157 as of September 30, 2026 and December 31, 2025, respectively	6,758	7,652
Class B common stock—authorized 100,000,000 shares of $0.01 par value; issued and outstanding shares of 54,744,525 as of September 30, 2026 and December 31, 2025	547	547
Additional paid-in capital	6,102,608	6,679,222
Accumulated deficit	(2,558,148)	(2,907,255)
Accumulated other comprehensive income (loss)	88,458	(1,556)
Total stockholders' equity	3,640,223	3,778,610
Total liabilities and stockholders' equity	$15,952,661	$15,818,511
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Monitoring and related services	$1,083,797	$1,097,561	$3,246,384	$3,270,906
Security installation, product, and other	265,182	200,393	693,409	581,574
Total revenue	1,348,979	1,297,954	3,939,793	3,852,480
Cost of revenue (exclusive of depreciation and amortization shown separately below):
Monitoring and related services	159,574	161,788	471,735	481,566
Security installation, product, and other	133,142	88,922	327,385	259,452
Total cost of revenue	292,716	250,710	799,120	741,018
Selling, general, and administrative expenses	400,417	384,353	1,151,093	1,109,091
Depreciation and intangible asset amortization	345,315	347,818	1,037,739	1,026,069
Operating income (loss)	310,531	315,073	951,841	976,302
Interest expense, net	(101,615)	(112,617)	(302,262)	(349,294)
Other income (expense)	446	(3,835)	3,131	(7,896)
Income (loss) from continuing operations before income taxes	209,362	198,621	652,710	619,112
Income tax benefit (expense)	(56,508)	(55,109)	(175,438)	(164,890)
Income (loss) from continuing operations	152,854	143,512	477,272	454,222
Income (loss) from discontinued operations, net of tax	(2,277)	1,620	(4,471)	(3,665)
Net income (loss)	$150,577	$145,132	$472,801	$450,557

Common Stock:
Income (loss) from continuing operations per share - basic	$0.21	$0.18	$0.62	$0.54
Income (loss) from continuing operations per share - diluted	$0.20	$0.17	$0.59	$0.51

Net income (loss) per share - basic	$0.21	$0.18	$0.62	$0.54
Net income (loss) per share - diluted	$0.19	$0.16	$0.57	$0.50

Weighted-average shares outstanding - basic	676,092	764,742	713,732	783,310
Weighted-average shares outstanding - diluted	736,762	828,448	774,333	846,495

Class B Common Stock:
Income (loss) from continuing operations per share - basic	$0.21	$0.18	$0.62	$0.54
Income (loss) from continuing operations per share - diluted	$0.20	$0.17	$0.59	$0.51

Net income (loss) per share - basic	$0.21	$0.18	$0.62	$0.54
Net income (loss) per share - diluted	$0.19	$0.16	$0.57	$0.50

Weighted-average shares outstanding - basic	54,745	54,745	54,745	54,745
Weighted-average shares outstanding - diluted	54,745	54,745	54,745	54,745
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$150,577	$145,132	$472,801	$450,557
Other comprehensive income (loss), net of tax:
Cash flow hedges and other	55,373	(1,379)	90,016	(1,293)
Comprehensive income (loss)	$205,950	$143,753	$562,817	$449,264
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Three Months Ended September 30, 2026
	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Beginning balance	678,861	54,745	$6,789	$547	$6,104,965	$(2,667,945)	$33,084	$3,477,440
Net income (loss)	—	—	—	—	—	150,577	—	150,577
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	55,373	55,373
Dividends	—	—	—	—	—	(40,177)	—	(40,177)
Share-based compensation expense	—	—	—	—	18,545		—	18,545
Repurchases of common stock (including excise tax)	(3,414)	—	(34)	—	(22,149)	—	—	(22,183)
Transactions related to employee share-based compensation plans and other	340	—	3	—	1,247	(603)	1	648
Ending balance	675,787	54,745	$6,758	$547	$6,102,608	$(2,558,148)	$88,458	$3,640,223

	Three Months Ended September 30, 2025
	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Beginning balance	777,957	54,745	$7,780	$547	$6,764,716	$(3,106,714)	$(6,950)	$3,659,379
Net income (loss)	—	—	—	—	—	145,132	—	145,132
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(1,379)	(1,379)
Dividends	—	—	—	—	—	(45,091)	—	(45,091)
Share-based compensation expense	—	—	—	—	10,716	—	—	10,716
Repurchases of common stock (including excise tax)	(13,399)	—	(134)	—	(111,373)	—	—	(111,507)
Transactions related to employee share-based compensation plans and other	421	—	4	—	1,995	(465)	—	1,534
Ending balance	764,979	54,745	$7,650	$547	$6,666,054	$(3,007,138)	$(8,329)	$3,658,784
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Nine Months Ended September 30, 2026
	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Beginning balance	765,201	54,745	$7,652	$547	$6,679,222	$(2,907,255)	$(1,556)	$3,778,610
Net income (loss)	—	—	—	—	—	472,801	—	472,801
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	90,016	90,016
Dividends	—	—	—	—	—	(125,784)	—	(125,784)
Share-based compensation expense	—	—	—	—	50,601		—	50,601
Repurchases of common stock (including excise tax)	(89,171)	—	(892)	—	(622,478)	—	—	(623,370)
Transactions related to employee share-based compensation plans and other	(243)	—	(2)	—	(4,737)	2,090	(2)	(2,651)
Ending balance	675,787	54,745	$6,758	$547	$6,102,608	$(2,558,148)	$88,458	$3,640,223

	Nine Months Ended September 30, 2025
	Number of Common Shares	Number of Class B Common Shares	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Beginning balance	836,590	54,745	$8,366	$547	$7,117,098	$(3,318,174)	$(7,036)	$3,800,801
Net income (loss)	—	—	—	—	—	450,557	—	450,557
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(1,293)	(1,293)
Dividends	—	—	—	—	—	(138,172)	—	(138,172)
Share-based compensation expense	—	—	—	—	42,886	—	—	42,886
Repurchases of common stock (including excise tax)	(78,200)	—	(782)	—	(505,342)	—	—	(506,124)
Transactions related to employee share-based compensation plans and other	6,589	—	66	—	11,412	(1,349)	—	10,129
Ending balance	764,979	54,745	$7,650	$547	$6,666,054	$(3,007,138)	$(8,329)	$3,658,784
See Notes to Condensed Consolidated Financial Statements

ADT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$472,801	$450,557
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and intangible asset amortization	1,037,739	1,026,087
Amortization of deferred subscriber acquisition costs	207,470	186,547
Amortization of deferred subscriber acquisition revenue	(267,417)	(268,494)
Share-based compensation expense	50,853	42,886
Deferred income taxes	24,435	46,332
Provision for losses on receivables and inventory	170,172	155,700
Loss on extinguishment of debt	—	11,241
Goodwill, intangible, and other asset impairments	—	15,094
Unrealized (gain) loss on interest rate swap contracts	26,110	57,206
Other non-cash items, net	54,727	53,072
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Deferred subscriber acquisition costs	(308,763)	(287,979)
Deferred subscriber acquisition revenue	139,250	173,416
Other, net	137,499	(151,080)
Net cash provided by (used in) operating activities	1,744,876	1,510,585

Cash flows from investing activities:
Dealer generated customer accounts and bulk account purchases	(362,863)	(487,912)
Subscriber system asset expenditures	(234,276)	(307,343)
Purchases of property and equipment	(140,927)	(125,695)
Acquisition of businesses, net of cash acquired	(163,739)	—
Proceeds (payments) from interest rate swaps	1,796	(2,030)
Other investing, net	(226)	1,995
Net cash provided by (used in) investing activities	(900,235)	(920,985)

Cash flows from financing activities:
Proceeds from long-term borrowings	364,400	1,339,500
Repayment of long-term borrowings, including call premiums	(273,746)	(1,277,681)
Proceeds from receivables facility	154,736	206,910
Repayment of receivables facility	(192,995)	(173,720)
Proceeds (payments) from interest rate swaps	38,903	51,228
Repurchases of common stock, including excise tax	(623,271)	(606,767)
Dividends on common stock	(130,493)	(141,800)
Payments on finance leases	(23,073)	(20,576)
Other financing, net	(13,081)	275
Net cash provided by (used in) financing activities	(698,620)	(622,631)

Cash and cash equivalents and restricted cash and restricted cash equivalents:
Net increase (decrease)	146,021	(33,031)
Beginning balance	108,540	204,065
Ending balance	$254,561	$171,034
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
Refer to Note 3 “Segment Information.”
Discontinued Operations
The Company’s exit in 2024 from the residential solar business (the “Solar Business”) (the “ADT Solar Exit”) and the sale in 2023 of its commercial business (the “Commercial Business”) (the “Commercial Divestiture”) represented strategic shifts that had major effects on the Company’s operations and financial results. As applicable, the results of operations and financial position of these businesses are classified as discontinued operations and are not material for the periods presented. The Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Comprehensive Income (Loss) present continuing and discontinued operations combined, as applicable.

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

(in thousands)	September 30, 2026	December 31, 2025
Cash and cash equivalents	$228,303	$80,817
Restricted cash and restricted cash equivalents(1)	26,258	27,723
Ending balance	$254,561	$108,540
_______________
(1)    Restricted cash and restricted cash equivalents relate to the Company’s uncommitted receivables securitization financing agreement (the “2020 Receivables Facility”) (refer to Note 6 “Debt”).
Supplementary Cash Flow Information
During the nine months ended September 30, 2026, the Company had non-cash investing activities of $35 million related to contract costs incurred in connection with a long-term software agreement.
Inventories, net
Inventories, net includes finished goods and work-in-progress. Work-in-progress is not material.
Prepaid Expenses and Other Current Assets

(in thousands)	September 30, 2026	December 31, 2025
Prepaid expenses	$36,626	$52,992
Contract assets (see Note 2 “Revenue and Receivables”)	39,576	28,758
Fair value of interest rate swaps (see Note 7 “Derivative Financial Instruments”)	31,690	38,264
Tax receivables	546	73,201
Other current assets	54,339	57,110
Prepaid expenses and other current assets	$162,777	$250,325
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
Subscriber system assets are reflected in the Condensed Consolidated Balance Sheets as follows:

(in thousands)	September 30, 2026	December 31, 2025
Gross carrying amount	$7,282,724	$7,145,662
Accumulated depreciation	(4,652,391)	(4,354,783)
Subscriber system assets, net	$2,630,333	$2,790,879

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Depreciation of subscriber system assets and amortization of deferred subscriber acquisition costs are reflected in depreciation and intangible asset amortization and selling, general, and administrative expenses (“SG&A”), respectively, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Depreciation of subscriber system assets	$129,313	$137,881	$396,480	$416,082
Amortization of deferred subscriber acquisition costs	$70,861	$64,040	$207,470	$186,547
Accrued Expenses and Other Current Liabilities

(in thousands)	September 30, 2026	December 31, 2025
Accrued interest	$52,876	$56,523
Payroll-related accruals	112,118	59,045
Accrued dividends	40,177	44,992
Other accrued liabilities	217,969	191,480
Accrued expenses and other current liabilities	$423,140	$352,040
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
As of September 30, 2026 and December 31, 2025, investments in money market mutual funds were $161 million and $1 million, respectively.
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

	September 30, 2026		December 31, 2025
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt instruments(1) (see Note 6 “Debt”)	$7,711,692	$7,610,620	$7,641,869	$7,746,284
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

	September 30, 2026		December 31, 2025
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Retail installment contract receivables, net	$601,434	$504,131	$651,811	$513,325
2.     REVENUE AND RECEIVABLES
Revenue
The Company primarily generates revenue from contractual monthly recurring fees received for monitoring and related services, as well as the sale and installation of security systems. The Company’s revenue-generating contracts are entered into primarily through its main operating entity and wholly-owned subsidiary, ADT LLC.
Disaggregated Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Sources of Revenue:
Recurring monthly revenue	$1,043,417	$1,059,904	$3,134,302	$3,169,230
Other related services	40,380	37,657	112,082	101,676
Monitoring and related services	1,083,797	1,097,561	3,246,384	3,270,906

Installation and other revenue	$176,897	$110,388	$425,992	$313,080
Amortization of deferred subscriber acquisition revenue	88,285	90,005	267,417	268,494
Security installation, product, and other	265,182	200,393	693,409	581,574

Total revenue	$1,348,979	$1,297,954	$3,939,793	$3,852,480
The Company allocates the transaction price to each performance obligation based on the relative standalone selling price, which is determined using observable internal and external pricing, profitability, and operational metrics. The Company evaluated whether its contracts contain a significant financing component and concluded that no significant financing component exists.
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Remaining Performance Obligations
As of September 30, 2026, the Company’s total remaining unsatisfied performance obligations relating to the provision of monitoring and related services are as follows (in thousands):

0-12 Months	13-24 Months	25-36 Months	Thereafter	Total
$1,930,357	$1,074,249	$512,640	$191,755	$3,709,001
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

	Nine Months Ended September 30,
(in thousands)	2026	2025
Beginning balance	$63,841	$57,795
Provision for credit losses	147,525	125,635
Write-offs, net of recoveries(1)	(142,037)	(106,100)
Ending balance	$69,329	$77,330
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
The allowance for credit losses relates to RICs from outright sales transactions.
The following is a summary of unbilled retail installment contract receivables, net:

(in thousands)	September 30, 2026	December 31, 2025
Retail installment contract receivables, gross	$671,023	$689,023
Allowance for credit losses	(69,589)	(37,212)
Retail installment contract receivables, net	$601,434	$651,811

Balance Sheet Classification:
Accounts receivable, net	$258,951	$268,552
Other assets	342,483	383,259
Retail installment contract receivables, net	$601,434	$651,811
As of September 30, 2026 and December 31, 2025, RICs, net, for which the Company grants a security interest as collateral for borrowings under the 2020 Receivables Facility were $542 million and $593 million, respectively. Refer to Note 6 “Debt” for further discussion regarding the 2020 Receivables Facility.

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
The following tables present credit quality information related to the Company’s RICs, including short-term receivables related to three-month payment plans, as of the periods presented:

	Loan Origination Year
(in thousands)	2026	2025	2024	2023	2022	All preceding years
Credit Quality Indicator:
High	$148,120	$146,223	$80,573	$44,367	$20,447	$483
Medium	85,049	55,731	25,679	10,852	4,393	104
Low	19,462	16,596	8,293	3,448	1,173	30
Total RICs as of September 30, 2026	$252,631	$218,550	$114,545	$58,667	$26,013	$617

Current year gross write-offs	$1,559	$35,244	$14,823	$6,817	$3,012	$837

	Loan Origination Year
(in thousands)	2025	2024	2023	2022	2021	All preceding years
Credit Quality Indicator:
High	$201,419	$122,031	$78,706	$45,519	$9,234	$1
Medium	97,692	43,839	21,801	10,286	2,277	7
Low	31,684	14,341	6,664	2,870	652	—
Total RICs as of December 31, 2025	$330,795	$180,211	$107,171	$58,675	$12,163	$8

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

(in thousands)	September 30, 2026	December 31, 2025
Contract assets, gross	$98,433	$69,506
Allowance for credit losses	(8,933)	(6,591)
Contract assets, net	$89,500	$62,915

Balance Sheet Classification:
Prepaid expenses and other current assets	$39,576	$28,758
Other assets	49,924	34,157
Contract assets, net	$89,500	$62,915
Changes in contract assets for the three and nine months ended September 30, 2026 and September 30, 2025 were not material. Increases in contract assets arise from revenue recognized in excess of contractual billings under outright sales transactions. Decreases primarily reflect the reclassification to accounts receivable as the Company’s right to consideration becomes unconditional and, to a lesser extent, contract asset write‑offs and impairment.

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
For the nine months ended September 30, 2026 and September 30, 2025, customer contract liabilities decreased by approximately $54 million and increased by approximately $22 million, respectively.
Revenue recognized from the amounts included in the beginning contract liability balance totaled approximately $446 million and $447 million for the nine months ended September 30, 2026 and September 30, 2025, respectively.
Additional contract liabilities recognized for the nine months ended September 30, 2026 and September 30, 2025 were approximately $404 million and $450 million, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025

Total segment revenue	$1,348,979	$1,297,954	$3,939,793	$3,852,480

Less significant segment expenses:
Customer service costs(1)	107,340	108,831	321,845	324,315
Maintenance costs(1)	52,234	52,957	149,890	157,251
Security installation, product, and other costs	133,142	88,922	327,385	259,452
Selling costs, including commissions(2)	50,667	47,598	142,750	138,760
Amortization of deferred subscriber acquisition costs(2)	70,861	64,040	207,470	186,547
Advertising costs(2)	33,703	35,022	82,119	75,210
Provision for credit losses(2)	53,488	50,932	175,622	150,252
Other general and administrative costs(2)	169,899	152,255	476,042	482,178
Share-based compensation(2)	18,639	10,716	50,853	42,886
Depreciation and intangible asset amortization	345,315	347,818	1,037,739	1,026,069
Interest expense	102,076	114,681	305,951	355,725
Income tax expense (benefit)	56,508	55,109	175,438	164,890
Total significant segment expenses	1,193,872	1,128,881	3,453,104	3,363,535

Less other segment items(3):
Other items in SG&A(2)	3,160	23,790	16,237	33,258
Other, net	(907)	1,771	(6,820)	1,465
Total other segment items	2,253	25,561	9,417	34,723

Reconciliation of profit or loss:
(Income) loss from discontinued operations, net of tax(4)	2,277	(1,620)	4,471	3,665

Net income (loss)	$150,577	$145,132	$472,801	$450,557
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
5.     GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
During the nine months ended September 30, 2026, the Company recognized goodwill of $106 million in connection with the Origin AI Acquisition. Refer to Note 4 “Acquisitions and Divestitures.”
There were no material measurement period adjustments to purchase price allocations during the nine months ended September 30, 2026.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other Intangible Assets

	September 30, 2026			December 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Contracts and related customer relationships	$7,122,216	$(4,428,216)	$2,694,000	$6,754,810	$(4,012,248)	$2,742,562
Dealer relationships	1,518,020	(835,730)	682,290	1,518,020	(776,413)	741,607
Other (1)	265,903	(205,869)	60,034	199,973	(199,146)	827
Total definite-lived intangible assets	8,906,139	(5,469,815)	3,436,324	8,472,803	(4,987,807)	3,484,996

Indefinite-lived intangible assets:
Trade name	1,333,000	—	1,333,000	1,333,000	—	1,333,000
Intangible assets	$10,239,139	$(5,469,815)	$4,769,324	$9,805,803	$(4,987,807)	$4,817,996
________________
(1)     The balance as of September 30, 2026 includes the technology intangible related to the Origin AI Acquisition.
The change in the net carrying amount of contracts and related customer relationships during the period was as follows:

(in thousands)
Balance as of December 31, 2025	$2,742,562
Customer contract additions, net of dealer charge-backs(1)	365,406
Origin AI Acquisition customer relationships	2,000
Amortization	(415,968)
Balance as of September 30, 2026	$2,694,000
________________
(1)     The weighted-average amortization period for customer contract additions was approximately 15 years.
Payments for customer contract additions under the Company’s authorized dealer program and from other third parties are reflected as dealer generated customer accounts and bulk account purchases on the Condensed Consolidated Statements of Cash Flows.
During the nine months ended September 30, 2026, the Company completed bulk customer account purchases for an aggregate contractual purchase price of $37 million, subject to reductions based on customer retention, and paid initial cash at the closings of $27 million.
During the nine months ended September 30, 2025, the Company completed bulk customer account purchases for an aggregate contractual purchase price of $132 million, subject to reductions based on customer retention, and paid initial cash at the closings of $115 million.
Definite-Lived Intangible Asset Amortization Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Definite-lived intangible asset amortization expense	$161,613	$161,232	$482,008	$470,501

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.     DEBT
The Company’s debt is comprised of the following (in thousands):

				Interest Payable	Balance as of
Description	Issued	Maturity	Interest Rate(1)		September 30, 2026	December 31, 2025
First Lien Term Loan B due 2030	10/13/2023	10/13/2030	Term SOFR +2.00%	Quarterly	$1,749,368	$1,764,249
First Lien Term Loan B-2 due 2032	3/7/2025	3/7/2032	Term SOFR +1.75%	Quarterly	1,431,093	1,441,989
First Lien Revolving Credit Facility	3/16/2018	10/1/2029	Term SOFR +2.00%	Quarterly	—	—
First Lien Term Loan A due 2030	10/28/2025	10/28/2030	Term SOFR +1.50%	Quarterly	517,031	325,000
First Lien Notes due 2026	4/4/2019	4/15/2026	5.750%	3/15 and 9/15	—	75,000
First Lien Notes due 2027	8/20/2020	8/31/2027	3.375%	6/15 and 12/15	1,000,000	1,000,000
First Lien Notes due 2029	7/29/2021	8/1/2029	4.125%	2/1 and 8/1	1,000,000	1,000,000
First Lien Notes due 2033	10/15/2025	10/15/2033	5.875%	1/15 and 7/15	1,000,000	1,000,000
ADT Notes due 2032	5/2/2016	7/15/2032	4.875%	1/15 and 7/15	728,016	728,016
ADT Notes due 2042	7/5/2012	7/15/2042	4.875%	1/15 and 7/15	21,896	21,896
2020 Receivables Facility(2)	3/5/2020	2/20/2031	Various	Monthly	404,799	443,058
Total debt principal, excluding finance leases					7,852,203	7,799,208
Finance lease liabilities(3)					68,998	47,765
Unamortized debt discount, net					(27,503)	(30,579)
Unamortized deferred financing costs					(18,462)	(22,949)
Unamortized purchase accounting fair value adjustment and other					(94,546)	(103,811)
Total debt					7,780,690	7,689,634
Current maturities of long-term debt, net of unamortized debt discount					(1,242,102)	(310,204)
Long-term debt					$6,538,588	$7,379,430
_________________
(1)    Interest rate as of September 30, 2026. Interest on the 2020 Receivables Facility is primarily based on the Secured Overnight Financing Rate (“SOFR”) +0.95% and Lender Cost of Funds +0.85%.
(2)    Maturity date for the 2020 Receivables Facility represents the final maturity date of current loans borrowed under the facility.
(3)    Refer to Note 13 “Leases” for additional information regarding the Company’s finance leases.
As of September 30, 2026, the Company was in compliance with all financial covenant and other maintenance tests for all of its debt obligations.
First Lien Credit Agreement
The Company’s first lien credit agreement, dated as of July 1, 2015 (together with subsequent amendments and restatements, the “First Lien Credit Agreement”), consists of term loans (the “First Lien Term Loan B due 2030” and the “First Lien Term Loan B-2 due 2032,” together, the “First Lien Term Loan Bs”) and the First Lien Revolving Credit Facility.
First Lien Revolving Credit Facility
During the nine months ended September 30, 2026, the Company borrowed and repaid $165 million under the First Lien Revolving Credit Facility. As of September 30, 2026, the available borrowing capacity was $800 million.
During the nine months ended September 30, 2025, the Company borrowed and repaid $198 million under the First Lien Revolving Credit Facility.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Term Loan A Credit Agreement
Significant activity since December 31, 2025 is as follows:
•May 2026 - The Company amended and restated its term loan A credit agreement (the “Term Loan A Credit Agreement”), which provided for the issuance of $100 million of incremental borrowings under a first lien term loan A due 2030 (the “Term Loan A due 2030”). These incremental borrowings have the same terms as existing loans under the Term Loan A due 2030. Fees incurred in connection with the transaction were not material. The Company used the net proceeds for general corporate purposes, including share repurchases.
•August 2026 - The Company further amended and restated the Term Loan A Credit Agreement, which provided for the issuance of $100 million of incremental borrowings under the Term Loan A due 2030. These incremental borrowings have the same terms as existing loans under the Term Loan A due 2030. Fees incurred in connection with the transaction were not material. The Company intends to use the net proceeds for general corporate purposes, which may include the redemption of a portion of the Company's First Lien Notes due 2027.
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
As of September 30, 2026, the Company had an uncommitted available borrowing capacity under the 2020 Receivables Facility of up to $145 million, subject to a borrowing base determined by eligible receivables, the relevant advance rates, and applicable reserves as defined in the agreement.
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
The Company’s interest rate swaps consist of the following (notional amounts in thousands):

Execution	Maturity	Designation	September 30, 2026	December 31, 2025
October 2019(1)(2)	September 2026	Not designated	$—	$2,800,000
March 2023	March 2028	Not designated	100,000	100,000
April 2023	March 2028	Not designated	200,000	200,000
December 2023(2)	September 2026	Not designated	—	700,000
June 2025(3)	March 2032	Cash flow hedge	550,000	550,000
July 2025(3)	March 2032	Cash flow hedge	500,000	500,000
July 2025	March 2032	Not designated	100,000	100,000
September 2025(4)	October 2030	Cash flow hedge	200,000	200,000
October 2025(3)	December 2030	Cash flow hedge	100,000	100,000
October 2025(3)	March 2032	Cash flow hedge	200,000	200,000
October 2025(4)	December 2027	Cash flow hedge	1,400,000	1,400,000
Total notional amount			$3,350,000	$6,850,000

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
___________________
(1)These swaps contained an other-than-insignificant financing element due to their off-market terms at inception. Prior to March 2020, these swaps were designated as cash flow hedges.
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
(4)These forward-starting swaps were entered into to hedge the interest rate variability on the Company’s First Lien Term Loan B due 2030 or its direct replacement with the swap settlement periods that commenced in September 2026.

Balance Sheet Classification (in thousands)	September 30, 2026	December 31, 2025
Prepaid expenses and other current assets	$31,690	$38,264
Other assets	93,438	3,722
Accrued expenses and other current liabilities	—	(1,044)
Other liabilities	—	(3,187)
Fair value of interest rate swaps - net asset (liability)	$125,128	$37,755
Unrealized gains (losses) on the Company’s derivatives not classified as cash flow hedges that were recognized in the Statements of Operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Classification (in thousands)	2026	2025	2026	2025
Interest expense, net	$(4,286)	$(11,481)	$(13,874)	$(45,512)
Other income (expense)	$(4,665)	$(3,849)	$(12,236)	$(11,694)
The following table reflects unrealized gains (losses) on interest rate swaps designated as cash flow hedges, as well as reclassifications related to previously designated cash flow hedges, which are not material:

	Three Months Ended September 30,		Nine Months Ended September 30,
Changes in AOCI (in thousands)	2026	2025	2026	2025
Pre-tax current period change	$72,959	$(1,822)	$118,588	$(1,627)
Income tax (benefit) expense	$(17,575)	$439	$(28,567)	$391
As of September 30, 2026 and December 31, 2025, AOCI, net of tax, related to previously designated cash flow hedges was not material.
8.     INCOME TAXES
Effective Tax Rate
The effective tax rate can vary from period to period due to permanent tax adjustments, discrete items such as the settlement of income tax audits and changes in tax laws, as well as recurring factors such as changes in the overall state tax rate. The discussion below is based on the continuing operations of the Company.
The Company’s income tax expense for the three months ended September 30, 2026 was $57 million, resulting in an effective tax rate for the period of 27.0%. The effective tax rate primarily represents the federal statutory tax rate of 21.0% and a state tax rate, net of federal benefits, of 5.1%.
The Company’s income tax expense for the three months ended September 30, 2025 was $55 million, resulting in an effective tax rate for the period of 27.7%. The effective tax rate primarily represents the federal statutory tax rate of 21.0%, a state tax rate, net of federal benefits, of 5.2%, and an unfavorable impact from a non-deductible goodwill impairment charge of 1.5%.
The Company’s income tax expense for the nine months ended September 30, 2026 was $175 million, resulting in an effective tax rate for the period of 26.9%. The effective tax rate primarily represents the federal statutory tax rate of 21.0%, and a state tax rate, net of federal benefits, of 5.0%.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company’s income tax expense for the nine months ended September 30, 2025 was $165 million, resulting in an effective tax rate for the period of 26.6%. The effective tax rate primarily represents the federal statutory tax rate of 21.0% and a state tax rate, net of federal benefits, of 5.2%.
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
During the third quarter of 2026, the Company repurchased, and subsequently retired, 3 million shares of its Common Stock under the 2026 Share Repurchase Plan in the open market pursuant to Rule 10b5-1 and/or Rule 10b-18 of the Exchange Act in multiple transactions for a total of $23 million (or $6.81 per share).
As of September 30, 2026, the Company had $883 million remaining under the 2026 Share Repurchase Plan.
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
During the third quarter of 2025, the Company repurchased, and subsequently retired, 11 million shares of its Common Stock under the 2025 Share Repurchase Plan for $93 million (or $8.31 per share) in connection with a secondary offering of the Company’s Common Stock by Apollo.
The Company also repurchased, and subsequently retired, an additional 2 million shares in the open market pursuant to Rule 10b5-1 and Rule 10b-18 of the Exchange Act under the 2025 Share Repurchase Plan in multiple transactions for a total of $19 million (or $8.45 per share).
Dividends

(in thousands, except per share data)			Common Stock		Class B Common Stock
Declaration Date	Record Date	Payment Date	Per Share	Aggregate	Per Share	Aggregate
During the Nine Months Ended September 30, 2026
3/2/2026	3/12/2026	4/2/2026	$0.055	$42,011	$0.055	$3,011
4/30/2026	6/11/2026	7/7/2026	0.055	37,574	0.055	3,011
7/30/2026	9/10/2026	10/1/2026	0.055	37,166	0.055	3,011
		Total	$0.165	$116,751	$0.165	$9,033

During the Nine Months Ended September 30, 2025
2/27/2025	3/13/2025	4/3/2025	$0.055	$44,175	$0.055	$3,011
4/24/2025	6/12/2025	7/8/2025	0.055	42,884	0.055	3,011
7/24/2025	9/11/2025	10/2/2025	0.055	42,080	0.055	3,011
		Total	$0.165	$129,139	$0.165	$9,033
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
in thousands, except per share amounts	2026	2025	2026	2025
Allocation of income (loss) from continuing operations - basic	$141,402	$133,912	$443,184	$424,496
Dilutive effect	3,658	3,486	10,864	10,484
Allocation of income (loss) from continuing operations - diluted	$145,060	$137,398	$454,048	$434,980

Allocation of income (loss) from discontinued operations, net of tax - basic	$(2,105)	$1,512	$(4,151)	$(3,426)
Dilutive effect	—	—	—	—
Allocation of income (loss) from discontinued operations, net of tax - diluted	$(2,105)	$1,512	$(4,151)	$(3,426)

Weighted-average shares outstanding - basic	676,092	764,742	713,732	783,310
Dilutive effect(1)	60,670	63,706	60,601	63,185
Weighted-average shares outstanding - diluted	736,762	828,448	774,333	846,495

Income (loss) from continuing operations per share - basic	$0.21	$0.18	$0.62	$0.54
Income (loss) from continuing operations per share - diluted	$0.20	$0.17	$0.59	$0.51

Income (loss) from discontinued operations, net of tax, per share - basic	$—	$—	$(0.01)	$—
Income (loss) from discontinued operations, net of tax, per share - diluted	$—	$—	$(0.01)	$—
_________________
(1)    During each of the three and nine months ended September 30, 2026, 28 million shares of Common Stock that would be dilutive were excluded from the diluted earnings per share calculations because their effects would have been anti-dilutive.
During each of the three and nine months ended September 30, 2025, 21 million shares of Common Stock that would be dilutive were excluded from the diluted earnings per share calculations because their effects would have been anti-dilutive.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Class B Common Stock

	Three Months Ended September 30,		Nine Months Ended September 30,
in thousands, except per share amounts	2026	2025	2026	2025
Allocation of income (loss) from continuing operations - basic	$11,452	$9,600	$34,088	$29,726
Dilutive effect	(647)	(475)	(1,831)	(1,451)
Allocation of income (loss) from continuing operations - diluted	$10,805	$9,125	$32,257	$28,275

Allocation of income (loss) from discontinued operations, net of tax - basic	$(172)	$108	$(320)	$(239)
Dilutive effect	—	—	—	—
Allocation of income (loss) from discontinued operations, net of tax - diluted	$(172)	$108	$(320)	$(239)

Weighted-average shares outstanding - basic	54,745	54,745	54,745	54,745
Dilutive effect(1)	—	—	—	—
Weighted-average shares outstanding - diluted	54,745	54,745	54,745	54,745

Income (loss) from continuing operations per share - basic	$0.21	$0.18	$0.62	$0.54
Income (loss) from continuing operations per share - diluted	$0.20	$0.17	$0.59	$0.51

Income (loss) from discontinued operations, net of tax, per share - basic	$—	$—	$(0.01)	$—
Income (loss) from discontinued operations, net of tax, per share - diluted	$—	$—	$(0.01)	$—
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
During the nine months ended September 30, 2026, approximately $23 million of the Google Success Funds were approved for reimbursement to the Company, primarily for certain joint marketing and customer acquisition expenses incurred. Substantially all the reimbursement was recorded as a reduction to advertising expenses.

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
In May 2026, the Company entered into an amendment to the Google Cloud Agreement Addendum, which replaced the Company’s initial purchase commitment. Under the amended terms, the Company has committed to purchase $235 million of Google Cloud Platform services over a five-year period ending in May 2031, with annual minimum spend commitments that allow for flexibility in the amount spent in any given period. As of September 30, 2026, spend under the amended agreement was not material.
The Company may elect at any time to cancel the commitment in return for a cancellation fee of 30% of the total remaining commitment amount and loss of any discounts, remaining credits, or other incentives provided under the Google Cloud Agreement Addendum, as amended.
Guarantees
In the normal course of business, the Company is liable for contract completion and product performance. As of September 30, 2026 and December 31, 2025, the Company’s guarantees primarily relate to standby letters of credit related to its insurance programs and totaled $46 million and $48 million, respectively.
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
As of September 30, 2026 and December 31, 2025, the Company’s accrual for ongoing claims and lawsuits within the scope of an insurance program, including certain amounts related to discontinued operations, totaled $86 million in each period. The Company’s accrual related to ongoing claims and lawsuits not within the scope of an insurance program is not material.
13.     LEASES
Company as Lessee
As part of normal operations, the Company leases real estate, vehicles, and equipment primarily through its main operating entity and wholly-owned subsidiary, ADT LLC.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Right-of-Use Assets and Lease Liabilities

(in thousands)			September 30, 2026	December 31, 2025
Presentation and Classification:
Operating	Current	Prepaid expenses and other current assets	$83	$92
Operating	Non-current	Other assets	83,046	83,910
Finance	Non-current	Property and equipment, net(1)	64,475	41,317
Total right-of-use assets			$147,604	$125,319

Operating	Current	Accrued expenses and other current liabilities	$19,727	$16,841
Finance	Current	Current maturities of long-term debt	31,493	22,674
Operating	Non-current	Other liabilities	78,360	81,290
Finance	Non-current	Long-term debt	37,505	25,091
Total lease liabilities			$167,085	$145,896
_________________
(1)Finance lease right-of-use assets are recorded net of accumulated depreciation, which was approximately $98 million and $87 million as of September 30, 2026 and December 31, 2025, respectively.
Lease Cost

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Operating lease cost	$6,759	$5,391	$19,531	$18,545
Finance lease cost:
Amortization of right-of-use assets	7,002	5,602	19,046	16,454
Interest on lease liabilities	890	815	2,286	2,579
Variable lease costs	12,767	9,682	34,292	29,831
Total lease cost	$27,418	$21,490	$75,155	$67,409
Lease Liabilities Arising from Obtaining Right-of-Use Assets

	Nine Months Ended September 30,
(in thousands)	2026	2025
Operating leases	$13,726	$18,344
Finance leases	$45,073	$9,525
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
14.     RELATED PARTY TRANSACTIONS
Prior to the May 2026 Offering Closing Date (as defined below) the Company’s related party transactions primarily related to products and services received from, or monitoring and related services provided to, other entities affiliated with Apollo, and, from time to time, certain transactions with Apollo.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
There were no notable related party transactions during the periods presented other than as described below.
Apollo
March 2025 Offering and Share Repurchase
In March 2025, certain entities managed by Apollo (the “Selling Stockholders”) sold 80.5 million shares (including shares sold pursuant to the underwriters overallotment option) of the Company’s Common Stock (the “March 2025 Offering”).
In connection with the March 2025 Offering, the Company repurchased, and subsequently retired, 20 million shares of its Common Stock under the 2025 Share Repurchase Plan for an aggregate purchase price of $152 million (or approximately $7.62 per share).
June 2025 Apollo Sale
On June 4, 2025, the Selling Stockholders sold an aggregate of 45 million shares of the Company’s Common Stock in the open market (the “June 2025 Apollo Sale”). Immediately following the June 2025 Apollo Sale, Apollo owned less than 25% of the Company’s outstanding Common Stock and, as a result, the Company’s Amended and Restated Management Investor Rights Agreement terminated. The consent rights described in Section 4.1 of the Company’s Amended and Restated Stockholders Agreement, dated December 14, 2018, (the “Stockholders Agreement”) between the Company, Prime Security Services TopCo Parent, L.P., and the Co-Investors (as defined therein), also terminated following the June 2025 Apollo Sale. Additionally, the margin loan as defined and discussed in the 2024 Annual Report was paid off in full following the June 2025 Apollo Sale.
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
May 2026 Offering and Share Repurchase
In May 2026, the Selling Stockholders sold their remaining approximately 102 million shares of the Company’s common stock (the “May 2026 Offering”). Immediately following the May 2026 Offering, as of May 5, 2026 (the “May 2026 Offering Closing Date”), Apollo no longer owns any shares of the Company’s common stock and has ceased to be a related party. In addition, effective as of the May 2026 Offering Closing Date, the Stockholders Agreement terminated, and Apollo’s designees to the Company’s Board of Directors resigned.
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
During 2026, the Company incurred fees to the vendor of approximately $13 million (inclusive of pass-through costs) through the May 2026 Offering Closing Date. The impact to the Company was not material during the prior year period.
State Farm
On July 2, 2026, the Company filed a prospectus supplement registering all of the approximately 133 million shares of the Company's common stock (the “State Farm Shares”) held by State Farm Fire & Casualty Company (“State Farm”). The Company will not receive any proceeds in the event of any sale of the State Farm Shares.

ADT INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
15.    SUBSEQUENT EVENT
Merger Agreement
On October 29, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Abode Parent, LLC, a Delaware limited liability company (“Parent”), and Abode Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, subject to the terms and conditions thereof, Merger Sub will merge with and into ADT with ADT continuing as the surviving corporation and a wholly owned subsidiary of Parent (the “Merger”). Consummation of the Merger is subject to the approval of the Company’s stockholders and other customary closing conditions.
Subject to the terms and conditions set forth in the Merger Agreement, which has been unanimously approved by the Board of Directors, at the effective time of the Merger (the “Effective Time”), each share of the Company’s Common Stock and Class B Common Stock (together, the “Company Common Stock”) issued and outstanding immediately prior to the Effective Time (other than shares owned directly by Parent or Merger Sub, owned by ADT as treasury shares or held by any person who properly exercises appraisal rights under Delaware law) will be converted automatically into the right to receive an amount in cash equal to $10.00 per share, without interest (the “Merger Consideration”).
At the Effective Time, each unvested option to purchase shares of Common Stock (each, a “Company Stock Option”) and each unvested restricted stock unit with respect to Common Stock (each, a “Company RSU”) outstanding immediately prior to the Effective Time will be canceled and converted into the contingent right to receive an amount in cash, without interest, equal to the Merger Consideration (less the per share exercise price in the case of Company Stock Options) multiplied by the number of shares of Common Stock subject to such Company Stock Option or Company RSU, as applicable, assuming, solely for purposes of calculating such amount, that any applicable performance-based vesting conditions are achieved, with the same terms and conditions (including service- and/or performance-based vesting conditions) that applied to the corresponding Company Stock Option or Company RSU, as applicable, immediately prior to the Effective Time (unless the per share exercise price of such Company Stock Option is equal to or greater than the Merger Consideration, in which case such Company Stock Option will be canceled for no consideration). In the case of any vested Company Stock Option and Company RSUs, the foregoing amounts (if any) will be immediately payable at the Effective Time.
The consummation of the Merger is subject to certain closing conditions, including, among other things: (i) the approval of the Company’s stockholders, (ii) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (iii) the absence of legal restraints in the U.S. prohibiting the Merger and (iv) other customary conditions specified in the Merger Agreement. Upon termination of the Merger Agreement under specified circumstances, the Company will be required to pay Parent a termination fee. If the termination fee becomes payable as a result of the Company terminating the Merger Agreement in order to enter into a definitive acquisition agreement providing for a Superior Proposal (as defined in the Merger Agreement) and under certain other circumstances, the amount of the termination fee will be $227 million, except that, in the event that the Company terminates the Merger Agreement to enter into a definitive acquisition agreement providing for a Superior Proposal prior to midnight, New York City time, on November 29, 2026 (i.e., one minute after 11:59 p.m., New York City time, on November 28, 2026) or, with respect to any Excluded Party (as defined in the Merger Agreement), prior to and including December 8, 2026, the termination fee will be $114 million. The Company will be entitled to receive from Parent a termination fee of $473 million under certain circumstances, including if the Company terminates the Merger Agreement because Parent fails to consummate the Merger when required by the Merger Agreement. The foregoing description of the Merger Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, a copy of which is attached as Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on October 29, 2026.

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
Unless otherwise defined herein, capitalized terms related to the Merger used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations have the meanings ascribed to them in Note 15 “Subsequent Event” to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Merger Agreement
On October 29, 2026, we entered into the Merger Agreement with Parent, pursuant to which, subject to certain terms and conditions therein, Parent will acquire ADT for $10.00 per share in cash, representing a premium of 45.6% to ADT’s unaffected closing share price on October 27, 2026, and 52.1% to ADT’s 30-day volume-weighted average share price ending on October 27, 2026. The Merger is expected to close in the first quarter of 2027 and is conditioned on the approval by our stockholders of a proposal to adopt the Merger Agreement, as well as the satisfaction or waiver of other customary closing conditions, including the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. If the Merger is consummated, we will become a privately held company, and our Common Stock will be delisted from the New York Stock Exchange. See additional information in Note 15 “Subsequent Event” to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
Subscribers
As of September 30, 2026, we served approximately 6.0 million security monitoring service subscribers. Generally, a significant upfront investment is required to acquire new subscribers that in turn provide ongoing and predictable recurring revenue (RMR) generated from our monitoring services and other subscriber-based offerings. Although the economics of each installation may vary depending on the customer type, acquisition channel, and product and service offerings, we generally achieve revenue break-even in approximately two years.
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
As of September 30, 2026, gross customer revenue attrition was 13.1%, as compared to 13.0% in the prior year, driven by higher non-payment disconnects slightly offset by fewer voluntary disconnects.
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
Revenue and Offerings
Our results are impacted by the mix, price, offerings, sales and distribution channel, and equipment ownership of our transactions.
For example, the mix of transactions accounted for under a Company-owned equipment model versus a customer-owned equipment model (referred to as outright sales) impacts the timing of when revenue and costs are reflected in earnings, as there are different accounting treatments applicable to each model, as discussed in Note 2 “Revenue and Receivables.”
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
As we refine our go-to-market approach and explore additional sales channels, including the launch of ADT Blu on Amazon.com and Walmart.com during the second and third quarters of 2026, respectively, we may experience an increase in the proportion of ADT self set-up, or DIY, customers, which are also considered outright sales. The mix of professional installation solutions versus self set-up solutions may impact our results in future periods as a result of differences in pricing, offer tactics, and level of products and services. Although the DIY market typically has lower monthly recurring fees than our professional installations, we believe this approach will allow us to grow our subscriber base.
Changes in our recurring revenue base, including those resulting from changes in subscriber count, prices, and the mix of offerings, can also affect our results.

As of September 30, 2026, RMR was $360 million, as compared to $362 million in the prior year period, primarily reflecting lower recurring monthly revenue due to the sale of our multifamily business in October 2025 (the “Multifamily Divestiture”), partially offset by an increase in average prices.
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
We are currently monitoring, and will continue to monitor, macroeconomic trends and uncertainties such as the ongoing global memory chip shortage, potential supply chain disruptions and fuel shortages stemming from the ongoing conflict in the Middle East, key components of inflation, the status and effects of recently implemented or threatened tariffs and other trade restrictions, as well as potential changes to these tariffs or the imposition of reciprocal or other tariffs or trade restrictions by other countries. In February 2026, the U.S. Supreme Court ruled that certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) were unauthorized. We have not recorded a material receivable for any refund of IEEPA tariffs, and the amount of IEEPA tariff refunds that we ultimately recover may differ from the full amount we previously paid. In addition, subsequent actions by the U.S. government to impose tariffs under alternative authorities, along with the possibility of further changes in trade policy, continue to create uncertainty in the global trade environment.
Any of these developments or future changes in trade policy may have negative consequences for our supply chain due to price increases from our vendors or suppliers or supply chain delays. At this time, we do not anticipate material negative impacts that cannot be mitigated through arrangements with our vendors and suppliers, price increases to our customers, or other actions but there is no guarantee that we will be able to successfully mitigate the negative effects of any such macroeconomic trends and uncertainties. We are also unable at this time to determine any future negative impacts from reduced consumer spending as a result of inflationary or other pressures or uncertainty that may result from the imposition of current or future tariffs or other trade restrictions.
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
Total consideration transferred in connection with the Origin AI Acquisition was $164 million, of which we recognized $106 million of goodwill.
The Company does not expect a material impact to revenue or cost of revenue from the Origin AI Acquisition during 2026.

RESULTS OF OPERATIONS

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands, except per share data or as otherwise indicated)	2026	2025	$ Change	2026	2025	$ Change
Revenue:
Monitoring and related services	$1,083,797	$1,097,561	$(13,764)	$3,246,384	$3,270,906	$(24,522)
Security installation, product, and other	265,182	200,393	64,789	693,409	581,574	111,835
Total revenue	1,348,979	1,297,954	51,025	3,939,793	3,852,480	87,313
Cost of revenue (exclusive of depreciation and amortization shown separately below):
Monitoring and related services	159,574	161,788	(2,214)	471,735	481,566	(9,831)
Security installation, product, and other	133,142	88,922	44,220	327,385	259,452	67,933
Total cost of revenue	292,716	250,710	42,006	799,120	741,018	58,102
Selling, general, and administrative expenses	400,417	384,353	16,064	1,151,093	1,109,091	42,002
Depreciation and intangible asset amortization	345,315	347,818	(2,503)	1,037,739	1,026,069	11,670
Operating income (loss)	310,531	315,073	(4,542)	951,841	976,302	(24,461)
Interest expense, net	(101,615)	(112,617)	11,002	(302,262)	(349,294)	47,032
Other income (expense)	446	(3,835)	4,281	3,131	(7,896)	11,027
Income (loss) from continuing operations before income taxes	209,362	198,621	10,741	652,710	619,112	33,598
Income tax benefit (expense)	(56,508)	(55,109)	(1,399)	(175,438)	(164,890)	(10,548)
Income (loss) from continuing operations	152,854	143,512	9,342	477,272	454,222	23,050
Income (loss) from discontinued operations, net of tax	(2,277)	1,620	(3,897)	(4,471)	(3,665)	(806)
Net income (loss)	$150,577	$145,132	$5,445	$472,801	$450,557	$22,244

Diluted income (loss) from continuing operations per share of Common Stock	$0.20	$0.17	$0.03	$0.59	$0.51	$0.08

Diluted weighted-average shares outstanding of Common Stock	736,762	828,448	(91,686)	774,333	846,495	(72,162)

Key Performance Indicators: (1)
RMR (2)	$359,791	$362,434	$(2,643)	$359,791	$362,434	$(2,643)
Gross customer revenue attrition (percent) (2)	13.1%	13.0%	N/A*	13.1%	13.0%	N/A*
Adjusted EPS (3)	$0.24	$0.23	$0.01	$0.71	$0.67	$0.04
Adjusted EBITDA (3)	$664,965	$675,646	$(10,681)	$2,009,232	$2,010,071	$(839)
_______________________
(1)Refer to the “—Key Performance Indicators” section for the definitions of these key performance indicators.
(2)Refer to the “—Trends, Uncertainties, and Factors Affecting Operating Results” section for additional details and comparison of current to prior period results.
(3)Refer to the “—Non-GAAP Measures” section for the definitions of these non-GAAP measures and reconciliations to the most comparable GAAP measures.
* Not applicable.

Period‑over‑period changes in income (loss) from continuing operations, including on a per share basis, are discussed through the analysis of the underlying GAAP components below:
Revenue
The three and nine months ended September 30, 2026, as compared to the prior year periods, primarily reflects:
•Monitoring and related services revenue (“M&S Revenue”): (i) lower recurring revenue of $16 million and $35 million, respectively, primarily driven by a decrease in volume and other items, including the Multifamily Divestiture, of $37 million and $93 million, respectively, partially offset by an increase in price of $21 million and $58 million, respectively, and (ii) higher revenue of $3 million and $10 million, respectively, primarily attributable to an increase in time and materials billings.
•Security installation, product, and other revenue: higher installation revenue of $65 million and $109 million, respectively, primarily driven by a higher mix of professionally installed systems under the outright sales model in connection with our refined equipment ownership go-to-market approach.
Cost of Revenue
The three and nine months ended September 30, 2026, as compared to the prior year periods, primarily reflects:
•Monitoring and related services costs (“M&S Costs”): lower customer service and maintenance costs of $3 million and $14 million, respectively, partially offset by higher interactive fees of $1 million and $4 million, respectively.
•Security installation, product, and other costs: an increase in installation and product costs of $39 million and $63 million, respectively, primarily due to a higher mix of professionally installed systems under the outright sales model discussed above.
Selling, General, and Administrative Expenses
The three months ended September 30, 2026, as compared to the prior year period, primarily reflects:
•an increase in general and administrative expenses of $13 million primarily due to certain settlement-related matters, as well as higher labor costs including those related to Origin AI,
•an increase in selling costs of $10 million primarily due to the amortization of deferred subscriber acquisition costs, and
•an increase in share-based compensation of $8 million primarily due to the Origin AI Retention Awards, partially offset by
•goodwill impairment of $12 million recognized in the prior year associated with the Multifamily Divestiture.
The nine months ended September 30, 2026, as compared to the prior year period, primarily reflects:
•an increase in the allowance for credit losses of $25 million,
•an increase in selling costs of $25 million primarily due to the amortization of deferred subscriber acquisition costs, and
•an increase in share-based compensation of $8 million primarily due to the Origin AI Retention Awards partially offset by the modification of certain share-based compensation awards in the first quarter of 2025, partially offset by
•goodwill impairment of $12 million recognized in the prior year associated with the Multifamily Divestiture, and
•a decrease in general and administrative expenses of $11 million primarily as a result of a loss recovery from a legal settlement during the first quarter of 2026, partially offset by higher labor costs including those related to Origin AI.
Depreciation and Intangible Asset Amortization
The three months ended September 30, 2026, as compared to the prior year period, primarily reflects:
•a decrease in depreciation of subscriber system assets of $9 million due to the shift to an outright sales model, partially offset by

•an increase in the depreciation of property and equipment of $6 million.
The nine months ended September 30, 2026, as compared to the prior year period, primarily reflects:
•an increase in the depreciation of property and equipment of $20 million, and
•an increase in the amortization of customer contracts acquired under our authorized dealer program and from other third parties of $8 million, partially offset by
•a decrease in depreciation of subscriber system assets of $20 million due to the shift to an outright sales model.
Interest Expense, Net
The three and nine months ended September 30, 2026, as compared to the prior year periods, primarily reflects a decrease in unrealized losses on interest rate swaps of $7 million and $32 million, respectively, with the remaining change due to lower interest rates on our long-term debt.
Other Income (Expense)
The three and nine months ended September 30, 2026, as compared to the prior year period, primarily reflects a loss on extinguishment of debt of $5 million and $11 million, respectively, recorded in the prior year periods.
Income Tax Benefit (Expense)
The Company’s income tax expense for the three months ended September 30, 2026 was $57 million, resulting in an effective tax rate for the period of 27.0%. The effective tax rate primarily represents the federal statutory tax rate of 21.0% and a state tax rate, net of federal benefits, of 5.1%.
The Company’s income tax expense for the three months ended September 30, 2025 was $55 million, resulting in an effective tax rate for the period of 27.7%. The effective tax rate primarily represents the federal statutory tax rate of 21.0%, a state tax rate, net of federal benefits, of 5.2%, and an unfavorable impact from a non-deductible goodwill impairment charge of 1.5%.
The Company’s income tax expense for the nine months ended September 30, 2026 was $175 million, resulting in an effective tax rate for the period of 26.9%. The effective tax rate primarily represents the federal statutory tax rate of 21.0% and a state tax rate, net of federal benefits, of 5.0%.
The Company’s income tax expense for the nine months ended September 30, 2025 was $165 million, resulting in an effective tax rate for the period of 26.6%. The effective tax rate primarily represents the federal statutory tax rate of 21.0% and a state tax rate, net of federal benefits, of 5.2%.
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
The table below reconciles Adjusted EPS to diluted income (loss) from continuing operations per share of Common Stock:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	$ Change	2026	2025	$ Change
Diluted income (loss) from continuing operations per share of Common Stock	$0.20	$0.17	$0.03	$0.59	$0.51	$0.08
Share-based compensation expense	0.03	0.01	0.02	0.07	0.05	0.02
Merger, restructuring, integration, and other (1)	—	0.01	(0.01)	0.02	0.02	—
Goodwill impairment (2)	—	0.01	(0.01)	—	0.01	(0.01)
Interest rate swaps, net (3)	0.01	0.02	(0.01)	0.03	0.07	(0.04)
Loss on extinguishment of debt	—	0.01	(0.01)	—	0.01	(0.01)
Other, net (4)	0.01	0.01	—	0.03	0.01	0.02
Tax impact on adjustments (5)	(0.01)	(0.01)	—	(0.03)	(0.04)	0.01
Adjusted EPS (6)	$0.24	$0.23	$0.01	$0.71	$0.67	$0.04
________________
(1) During 2026, primarily includes restructuring expenses as well as costs related to the Origin AI Acquisition.
(2) Represents a goodwill impairment charge associated with the Multifamily Divestiture.
(3) Represents unrealized gains or losses on interest rate swaps presented in interest expense, net and other income (expense).
(4) Includes the impact related to the two-class method of EPS. Refer to Note 11 “Earnings per Share.”
(5) Represents the tax impact on adjustments using the federal and state blended statutory rate.
(6) Amounts may not sum in this table due to rounding.
The increase in Adjusted EPS for the three months ended September 30, 2026, as compared to the prior year period, was primarily due to:
•$0.03 per share due to a decrease in diluted weighted average shares outstanding as a result of share repurchases, and
•$0.01 per share due to an increase in revenue net of related costs, partially offset by
•$(0.02) per share due to higher general and administrative costs, and
•$(0.01) per share due to an increase in the amortization of deferred subscriber acquisition costs.
The increase in Adjusted EPS for the nine months ended September 30, 2026, as compared to the prior year period, was primarily due to:
•$0.06 per share due to a decrease in our diluted weighted average shares outstanding as a result of share repurchases,
•$0.04 per share due to an increase in revenue net of related costs,
•$0.02 per share due to lower interest, and
•$0.01 per share due to a decrease in general and administrative costs, partially offset by
•$(0.03) per share due to an increase in the allowance for credit losses,
•$(0.03) per share due to an increase in the amortization of deferred subscriber acquisition costs, and
•$(0.02) per share due to an increase in depreciation and amortization.
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
The table below reconciles Adjusted EBITDA to income (loss) from continuing operations:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2026	2025	$ Change	2026	2025	$ Change
Income (loss) from continuing operations	$152,854	$143,512	$9,342	$477,272	$454,222	$23,050
Interest expense, net	101,615	112,617	(11,002)	302,262	349,294	(47,032)
Income tax expense (benefit)	56,508	55,109	1,399	175,438	164,890	10,548
Depreciation and intangible asset amortization	345,315	347,818	(2,503)	1,037,739	1,026,069	11,670
Amortization of deferred subscriber acquisition costs	70,861	64,040	6,821	207,470	186,547	20,923
Amortization of deferred subscriber acquisition revenue	(88,285)	(90,005)	1,720	(267,417)	(268,494)	1,077
Share-based compensation expense	18,639	10,716	7,923	50,853	42,886	7,967
Merger, restructuring, integration, and other (1)	1,923	5,836	(3,913)	13,269	12,958	311
Goodwill impairment (2)	—	12,023	(12,023)	—	12,023	(12,023)
Unrealized (gain) loss on interest rate swaps (3)	4,665	3,849	816	12,236	11,694	542
Loss on extinguishment of debt	—	4,798	(4,798)	—	11,241	(11,241)
Other, net (4)	870	5,333	(4,463)	110	6,741	(6,631)
Adjusted EBITDA	$664,965	$675,646	$(10,681)	$2,009,232	$2,010,071	$(839)
________________
(1) During 2026, primarily includes restructuring expenses as well as costs related to the Origin AI Acquisition.
(2) Represents a goodwill impairment charge associated with the Multifamily Divestiture.
(3) Represents unrealized gains or losses on interest rate swaps presented in other income (expense).
(4) During 2025, primarily includes one-time costs associated with debt transactions.

The decrease in Adjusted EBITDA for the three months ended September 30, 2026, as compared to the prior year period, was primarily due to:
•higher general and administrative costs of $18 million, and
•lower monitoring and related services revenue, net of the associated costs of $12 million, partially offset by
•higher installation revenue, net of the associated costs and commissions of $18 million.
The decrease in Adjusted EBITDA for the nine months ended September 30, 2026, as compared to the prior year period, was primarily due to:
•an increase in the allowance for credit losses of $25 million, and
•lower monitoring and related services revenue, net of the associated costs of $15 million, partially offset by
•higher installation revenue, net of the associated costs and commissions, of $33 million, and
•lower general and administrative costs of $6 million.
The factors listed above exclude amounts that are outside of our definition of Adjusted EBITDA. Refer to the discussions above under “—Results of Operations” for further details.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and capital resources primarily consisted of the following:

(in thousands)	September 30, 2026
Cash and cash equivalents	$228,303
Restricted cash and restricted cash equivalents	$26,258
Availability under First Lien Revolving Credit Facility	$800,000
Uncommitted available borrowing capacity under 2020 Receivables Facility	$145,201
Carrying amount of total debt outstanding, including finance leases	$7,780,690
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

Share Repurchase Plans
In February 2026, our Board of Directors approved the 2026 Share Repurchase Plan, pursuant to which we are authorized to repurchase, through April 30, 2029, up to a maximum aggregate amount of $1.5 billion of shares of our Common Stock.
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
During the third quarter of 2026, we repurchased, and subsequently retired, 3 million shares of our Common Stock under the 2026 Share Repurchase Plan in the open market pursuant to Rule 10b5-1 and/or Rule 10b-18 of the Exchange Act in multiple transactions for a total of $23 million (or $6.81 per share).
As of September 30, 2026, there was $883 million remaining under the 2026 Share Repurchase Plan.
Other Contractual Obligations
In May 2026, we entered into an amendment to the Google Cloud Agreement Addendum, which replaced our initial purchase commitment. Under the amended terms, we committed to purchase $235 million of Google Cloud Platform services over a five-year period, ending May 2031, with annual minimum spend commitments that allow for flexibility in the amount spent in any given period.
As of September 30, 2026, spend under the amended Google Cloud Agreement Addendum was not material. Refer to Note 12 “Commitments and Contingencies.”
Cash Taxes
During the nine months ended September 30, 2026, we made tax payments, net of refunds, of $37 million, including excise taxes. The Company’s estimated tax payments may fluctuate each quarter based on our financial results and tax positions taken.
Long-Term Debt
Significant changes and activity related to our long-term debt since our 2025 Annual Report are discussed below. Refer to Note 6 “Debt” for additional information.
First Lien Revolving Credit Facility
During the nine months ended September 30, 2026, we borrowed and repaid $165 million under the First Lien Revolving Credit Facility.
Term Loan A Credit Agreement
In May 2026, we amended and restated the Term Loan A Credit Agreement, which provided for the issuance of $100 million of incremental borrowings under the Term Loan A due 2030. We used the net proceeds for general corporate purposes, including share repurchases.

In August 2026, we further amended and restated the Term Loan A Credit Agreement, which provided for the issuance of $100 million of incremental borrowings under the Term Loan A due 2030. We intend to use the net proceeds for general corporate purposes, which may include the redemption of a portion of our First Lien Notes due 2027.
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
Debt Covenants
As of September 30, 2026, we were in compliance with all financial covenant and other maintenance tests for all our debt obligations. We do not believe there is a material risk of future noncompliance with our financial covenant and other maintenance tests.
Cash Flow Analysis
The amounts and discussion below include cash flows from both continuing operations and discontinued operations, as appropriate, consistent with the presentation on the Statements of Cash Flows.

	Nine Months Ended September 30,
(in thousands)	2026	2025	$ Change
Net cash provided by (used in):
Operating activities	$1,744,876	$1,510,585	$234,291
Investing activities	$(900,235)	$(920,985)	$20,750
Financing activities	$(698,620)	$(622,631)	$(75,989)
Cash Flows from Operating Activities
The increase in net cash provided by operating activities, as compared to the prior year period, was primarily due to lower cash taxes and interest payments, the timing of certain payroll-related payments, as well as changes in assets and liabilities due to the volume and timing of other operating cash receipts and payments with respect to when the transactions are reflected in earnings, partially offset by a higher proportion of outright sales transactions. Refer to the discussions above under “—Results of Operations” for further details.
Cash Flows from Investing Activities
The decrease in net cash used in investing activities, as compared to the prior year period, was primarily due to:
•a decrease in dealer generated customer accounts and bulk account purchases of $125 million primarily due to lower bulk account purchases during 2026 and
•a decrease in subscriber system assets expenditures of $73 million primarily due to our continued transition to an outright sales model, partially offset by
•outflows of $164 million related to the Origin AI Acquisition in the current year.

Cash Flows from Financing Activities
The increase in net cash used in financing activities, as compared to the prior period, was primarily due to:
•an increase in net repayments on our 2020 Receivables Facility of $71 million, and
•higher share repurchases of $17 million, partially offset by
•an increase in borrowings, net of repayments, on long-term debt of $29 million, primarily related to borrowings under the Term Loan A due 2030 in the current year as compared to the issuance of the First Lien Term Loan B-2 due 2032 in the prior year, partially offset by the series of partial redemptions of the First Lien Notes due 2026 in the periods presented.
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
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain information that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are made in reliance on the safe harbor protections provided thereunder. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution you that all statements contained in this Form 10-Q that are not clearly historical in nature, including statements regarding the ADT Solar Exit; the Commercial Divestiture; the costs of the proposed Merger with Abode Parent, LLC, an affiliate of Thrive Holdings; the ADT Solar Exit including that such costs may exceed our best estimates; the changes to our internal control over financial reporting in 2026 resulting from ongoing information technology system implementations; the integration of strategic bulk purchases of customer accounts and other acquired businesses; any repurchases of our common stock under an authorized share repurchase plan; our ability to refinance or reduce debt or improve leverage ratios, or to achieve or maintain our leverage goals; anticipated financial performance; management’s plans and objectives for future operations; the expected benefits of the Origin AI Acquisition, including the expected integration of Origin AI’s technology into the Company’s products and services; the successful development, commercialization, and timing of new or joint products; the successful development, commercialization and integration of artificial intelligence (“AI”) technologies into the Company’s products, services, and operations; business prospects; outcomes of regulatory proceedings; market conditions; our ability to deploy our business continuity and disaster plans and procedures to successfully respond to catastrophic events; our strategic partnership and ongoing relationship with Google; the expected timing of product commercialization with our external partners, including Google, or any changes thereto; the successful internal development, commercialization, and timing of our next generation platform and innovative offerings, including ADT+ and those incorporating AI or advanced sensing capabilities; the successful launch, adoption, and success of ADT Blu; the successful conversion of customers who continue to utilize outdated technology; the current and future market size for existing, new, or joint products; any stated or implied outcomes with regards to the foregoing; and other matters are forward-looking in nature. Forward-looking statements are contained principally in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Particular uncertainties that could cause our actual results to be materially different than those expressed in our forward- looking statements include, without limitation:
•the risk that the proposed Merger described above may not be completed in a timely manner or at all;
•the failure to receive, on a timely basis or otherwise, the required approval of the Merger by our stockholders;

•the possibility that any or all of the various other conditions to the consummation of the Merger may not be satisfied or waived, including the failure to receive any required regulatory approvals from any applicable governmental entities (or any conditions, limitations or restrictions placed on such approvals);
•the possibility that competing offers or acquisition proposals for the Company will be made;
•the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement relating to the Merger, including in circumstances which would require us to pay a termination fee;
•the effect of the pendency of the Merger on our ability to attract, motivate, retain or hire key executives, personnel and employees, our ability to maintain relationships with our customers, suppliers and other business counterparties, or our operating results and business generally;
•risks related to the Merger diverting management’s attention from our ongoing business operations;
•the risk that our stock price may decline significantly if the Merger is not consummated;
•the risk of stockholder litigation in connection with the Merger, including resulting expense or delay;
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
There were no material changes in our interest rate risk exposure to that disclosed in our 2025 Annual Report, other than as described below.
A larger portion of our debt is subject to variable interest rates as of September 30, 2026 as compared to December 31, 2025. As of September 30, 2026, the principle balance of our debt, excluding finance leases, that was subject to a variable-rate was approximately 9% (including the impact of interest rate swaps) and approximately 52% (excluding the impact of interest rate swaps) of the total carrying amount of our debt.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2026, our disclosure controls and procedures were effective at a reasonable assurance level in ensuring information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting (“ICFR”)
During the three months ended September 30, 2026, there were no changes in our ICFR identified in our management’s evaluation pursuant to Rules 13a-15(d) and 15d-15(d) of the Exchange Act that materially affected, or are reasonably likely to materially affect, our ICFR, except for that identified below.
During 2023, ADT began a multi-year IT transformation project by which we are migrating much of ADT’s infrastructure to the cloud. The initiative includes certain aspects of our customer relationship management and enterprise resource planning systems. In 2024, we nationally launched our customer relationship management system for our residential pro-install customers, which resulted in material changes to our processes, procedures, and our ICFR beginning in the third quarter of 2026. These changes, however, have not had and are not expected to have a material adverse effect on our ICFR. The Company will continue to monitor the impact of the implementation on its ICFR.
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
ITEM 1A. RISK FACTORS.
Our significant business risks are described in Part I, Item 1A “Risk Factors” in our 2025 Annual Report and in our other filings with the SEC. The risk factors described in our filings with the SEC and other information may not describe every risk facing the Company. Except as set forth below, there have been no material changes in our risk factors from those disclosed in our 2025 Annual Report.
Risks Related to the Proposed Merger
The Merger may not be completed on the terms or timeline currently contemplated or at all, which could adversely affect our stock price, business, financial condition and results of operations.
On October 29, 2026, we entered into the Merger Agreement, which provides that the consummation of the Merger is subject to certain conditions, many of which are not within our full control, including, among other things: (i) the approval of our stockholders, (ii) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (iii) the absence of legal restraints in the U.S. prohibiting the Merger and (iv) other customary conditions specified in the Merger Agreement. While we currently expect that the Merger will be consummated in the first quarter of 2027, there can be no assurance that the foregoing conditions will be satisfied in a timely manner or at all, or that an effect, event, development, or change will not transpire that could delay or prevent these conditions from being satisfied. In addition, both we and Parent may terminate the Merger Agreement in certain circumstances as set forth in the Merger Agreement.
If the Merger is not consummated on the expected timeline or at all, the trading price of our common stock may decline. We may also be subject to additional risks if the Merger is not completed, including:
•we could be required to pay Parent a termination fee of $227 million or $114 million, as applicable, in cash if the Merger Agreement is terminated in certain circumstances;
•we have incurred and will incur further substantial expenses in connection with the Merger, including financial advisory, legal, accounting and other professional services fees, and other costs relating to the Merger regardless of whether the Merger is consummated;
•we may experience disruptions to our business resulting from the announcement and pendency of the Merger, including adverse changes in our relationships with, or loss of, our customers, business partners and employees, including key personnel, which may not be reversible and may continue or intensify in the event the Merger is delayed or not consummated;
•if the Merger is not consummated, we may suffer from negative publicity and a negative impression of us in the investment community, and a failure to close the Merger may have a negative impact on the market price of our Common Stock;
•matters relating to the Merger will require substantial commitments of time and resources by our management, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us, in each case without realizing any of the benefits of having the Merger completed;
•we may be subject to legal proceedings related to the potential delay of, or failure to consummate, the Merger; and
•under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger, which restrictions could adversely affect our ability to conduct our business as we otherwise would have done if we were not subject to these restrictions.

The pendency of the Merger could negatively impact our business, financial conditions, and results of operations.
The pendency of the Merger could adversely affect our business, financial condition and results of operations and may result in our inability to hire, or the departure of, key personnel. In connection with the Merger, some of our customers, suppliers and business partners may delay or defer decisions or may end their relationships with us, which could negatively affect our revenues, earnings and cash flows, regardless of whether the Merger is completed. Similarly, our current and prospective employees may experience uncertainty about their future roles with us following the Merger, which may materially adversely affect our ability to attract and retain key personnel during the pendency of the Merger.
Until the completion of the Merger or the termination of the Merger Agreement in accordance with its terms, we are prohibited from entering into certain transactions and taking certain actions that might otherwise be beneficial to us and our stockholders.
From and after the date of the Merger Agreement and prior to completion of the Merger, the Merger Agreement restricts us from taking specified actions without the consent of Parent and requires ADT to use reasonable best efforts to conduct its business in the ordinary course of business. These restrictions may prevent us from making changes to our business or organizational structure or from pursuing business opportunities that may arise prior to the completion of the Merger. Adverse effects arising from these restrictions during the pendency of the Merger could be exacerbated by any delays in the consummation of the Merger or the termination of the Merger Agreement.
Litigation challenging the Merger Agreement may prevent the Merger from being consummated within the expected timeframe or at all.
Lawsuits may be filed in the future, against us, the Board of Directors or other parties to the Merger Agreement, challenging the adequacy of the proxy disclosures or making other claims in connection with the Merger. Such lawsuits may be brought by purported stockholders or other interested parties, seeking, among other things, to enjoin consummation of the Merger. One of the conditions to the consummation of the Merger is that the consummation of the Merger is not restrained, made illegal, enjoined or prohibited by any order or legal or regulatory restraint or prohibition of a court of competent jurisdiction or any governmental entity. As such, if the plaintiffs in such potential lawsuits are successful in obtaining an injunction prohibiting the defendants from completing the Merger on the agreed upon terms, then such injunction may prevent the Merger from becoming effective within the expected timeframe or at all. Moreover, any such litigation could be time-consuming and expensive and could divert our management’s attention away from our ongoing business operations. Any lawsuit adversely resolved against us or members of the Board of Directors could have a material adverse effect on our business, financial condition and results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Recent Sales of Unregistered Equity Securities
There were no sales of unregistered equity securities during the nine months ended September 30, 2026.
Use of Proceeds from Registered Equity Securities
We did not receive any proceeds from sales of registered equity securities during the nine months ended September 30, 2026.

Issuer Purchases of Equity Securities
The following table presents repurchases of shares of the Company’s Common Stock completed during the three months ended September 30, 2026 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2026 - July 31, 2026	3,414	$6.81	3,414	$883,118
August 1, 2026 - August 31, 2026	—	$—	—	$883,118
September 1, 2026 - September 30, 2026	—	$—	—	$883,118
Total	3,414	$6.81	3,414	$883,118
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
None.
ITEM 5. OTHER INFORMATION.
Trading Arrangements
During the three months ended September 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6. EXHIBITS.
The exhibits listed on the accompanying Index to Exhibits are filed/furnished or incorporated by reference as part of this Quarterly Report on Form 10-Q.

INDEX TO EXHIBITS
The information required by this Item is set forth on the exhibit index below.

Exhibit Number		Incorporated by Reference
	Exhibit Description	Form	Exhibit	Filing Date
2.1^	Agreement and Plan of Merger, dated as of October 29, 2026, by and among Abode Parent, LLC, Abode Merger Sub, Inc. and ADT Inc.	8-K	2.1	10/29/2026
3.1	Amended and Restated Certificate of Incorporation of ADT Inc.	10-Q	3.1	7/24/2025
3.2	Amended and Restated Bylaws of ADT Inc.	8-K	3.1	5/8/2026
10.1+	Form of Restricted Stock Unit Inducement Award Agreement	S-8	4.1	2/27/2026
10.2‡	Ninth Amendment to the Receivables Financing Agreement, among ADT Finance LLC, Mizuho Bank, Ltd., ADT LLC, MUFG Bank, Ltd., Starbird Funding Corporation, and BNP Paribas, dated as of April 27, 2026.	10-Q	10.1	4/30/2026
10.3	Incremental Assumption and Amendment Agreement No. 1, dated as of May 27, 2026, by and among Prime Security Services Holdings, LLC, Prime Security Services Borrower, LLC, The ADT Security Corporation, the subsidiary loan parties party thereto, the lender party thereto and Fifth Third Bank, National Association, as administrative agent.	8-K	10.1	5/28/2026
10.4	Incremental Assumption and Amendment Agreement No. 2, dated as of August 28, 2026, by and among Prime Security Services Holdings, LLC, Prime Security Services Borrower, LLC, The ADT Security Corporation, the subsidiary loan parties party thereto, the lender party thereto and Fifth Third Bank, National Association, as administrative agent.	8-K	10.1	8/31/2026
31.1*	Certification of CEO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
31.2*	Certification of CFO, pursuant to SEC Rule 13a-14(a) and 15d-14(a)
32.1**	Certification by the CEO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by the CFO, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	XBRL Instant Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document
_________________________
* Filed herewith.
** Furnished herewith.
^ Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish a copy of any omitted schedules and exhibits to the U.S. Securities and Exchange Commission upon request.
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

ADT Inc.

Date:	November 3, 2026	By:	/s/ Jeffrey Likosar
		Name:	Jeffrey Likosar
		Title:	President, Corporate Development and Transformation, and Chief Financial Officer (Principal Financial Officer)